Form 10-Q
period 1996-03-31
STANDARD PACIFIC CORP /DE/
filed 1996-05-13
CIK 878560

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      N/A       to
                                        -------------     -------------
         Commission file number 1-10959

                             STANDARD PACIFIC CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                     33-0475989
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)           Identification No.)

         1565 W. MacArthur Blvd., Costa Mesa, CA            92626
         (Address of principal executive offices)        (Zip Code)

     (Registrant's telephone number, including area code)   (714) 668-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No          .
                                        ---------     ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes            No          .
                          ---------     ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at May 1, 1996: 30,060,281

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                     1996       1995
                                                   -------     -------
HOMEBUILDING AND CORPORATE:
  Revenues                                         $61,584     $66,352
  Cost of sales                                     58,043      62,134
                                                   -------     -------
     Gross margin                                    3,541       4,218
                                                   -------     -------

  General and administrative expense                 3,041       3,023
  Income from unconsolidated joint venture           1,713         832
  Interest expense                                   1,656          --
  Other income                                         158         132
                                                   -------     -------
Homebuilding and corporate pretax income               715       2,159
                                                   -------     -------

MANUFACTURING:
  Revenues                                           3,997       4,146
  Cost of sales                                      2,601       2,677
                                                   -------     -------
     Gross margin                                    1,396       1,469
                                                   -------     -------
  Selling, general and administrative expense        1,208       1,385
  Other income                                          50          44
                                                   -------     -------
Manufacturing pretax income                            238         128
                                                   -------     -------

SAVINGS AND LOAN:
  Interest income                                    5,312       6,835
  Interest expense                                   4,814       6,108
                                                   -------     -------
     Net interest margin                               498         727
                                                   -------     -------
  Provision for loan losses                             --          50
  General and administrative expense                   570         765
  (Loss) on sale of investments and
     adjustment for lower of cost or market
     on loans available for sale                        --        (156)
  Other income (expense)                                76        (160)
                                                   -------     -------
Savings and loan pretax income (loss)                    4        (404)
                                                   -------     -------

CONSOLIDATED INCOME BEFORE TAXES                       957       1,883
PROVISION FOR INCOME TAXES                            (384)       (782)
                                                   -------     -------

NET INCOME                                         $   573     $ 1,101
                                                   =======     =======

NET INCOME PER SHARE                               $   .02     $   .04
                                                   =======     =======

The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                            (Dollars in thousands)
                                  (Unaudited)

                                    ASSETS


                                                       MARCH 31,        DECEMBER 31,
                                                         1996              1995
                                                     -----------         ------------
HOMEBUILDING, CORPORATE
 AND MANUFACTURING:
   Cash and equivalents                                 $  3,557             $    895
   Investment securities held to maturity                  6,069                5,410
   Mortgage notes receivable and accrued
     interest                                              3,077                3,203
   Other notes and accounts receivable, net               10,565                8,821
   Inventories:
     Real estate in process of development
       and completed model homes                         361,532              354,290
     Real estate held for sale                            11,894               13,386
     Manufacturing                                         1,433                1,332
   Property and equipment, at cost, net of
     accumulated depreciation of $6,004
     in 1996 and $5,875 in 1995                            6,165                6,263
   Investment in and advances to unconsolidated
     joint ventures                                        5,722                4,460
   Deferred income taxes                                  16,005               17,605
   Deferred charges and other assets                       7,192                6,859
                                                     -----------         ------------
     Total assets - homebuilding, corporate
       and manufacturing                                 433,211              422,524
                                                     -----------         ------------

SAVINGS AND LOAN:
   Cash and equivalents                                   11,060               36,702
   Investment securities available for sale               33,493               28,635
   Mortgage notes receivable and accrued
     interest, net                                       253,264              269,128
   Property and equipment, at cost, net                      238                  266
   Real estate acquired in settlement of loans, net        3,042                2,704
   Deferred income taxes                                   3,787                3,825
   Investment in FHLB stock                                7,614                7,500
   Other assets                                            1,678                1,894
                                                     -----------         ------------
     Total assets - savings and loan                     314,176              350,654
                                                     -----------         ------------
TOTAL ASSETS                                            $747,387             $773,178
                                                     ===========         ============

The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

[CAPTION]

                                                                 March 31,             December 31,
                                                                   1996                    1995
                                                              ------------             ------------
HOMEBUILDING, CORPORATE
 AND MANUFACTURING:
    Unsecured notes payable                                  $   66,500                $    48,500
    Trust deed notes payable                                     12,626                     14,854
    Accounts payable and accrued expenses                        20,784                     24,547
    10 1/2 percent senior notes due 2000                        100,000                    100,000
                                                             ----------                -----------
       Total liabilities - homebuilding, corporate
         and manufacturing                                      199,910                    187,901
                                                             ----------                -----------

SAVINGS AND LOAN:
    Savings accounts                                            150,764                    157,542
    FHLB advances                                               136,000                    150,000
    Securities sold subject to agreements
      to repurchase                                                  --                     15,016
    Accounts payable and accrued expenses                         3,144                      4,873
                                                             ----------                -----------
      Total liabilities - savings and loan                      289,908                    327,431
                                                             ----------                -----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000
      shares authorized; none issued                                 --                         --
    Common stock, $.01 par value; 100,000,000
      shares authorized; 30,060,281 and
      30,060,281 shares outstanding in 1996
      and 1995, respectively                                        301                        301
    Paid-in capital                                             285,655                    285,655
    Investment securities valuation adjustment                      (28)                       (80)
    Retained deficit                                            (28,359)                   (28,030)
                                                             ----------                -----------
      Total stockholders' equity                                257,569                    257,846
                                                             ----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  747,387                $   773,178
                                                             ==========                ===========

The accompanying notes are integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)

                                                        1996       1995
                                                      --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $    573    $ 1,101
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                            161        122
  Amortization of deferred income and discounts             17        128
  Net (gain) loss on sale of investments, loans
    and REO                                                (91)        34
  Provision for loan losses                                 --         50
  Changes in cash and equivalents due to:
    Inventories                                         (5,851)    15,643
    Receivables and accrued interest                    (1,538)     4,432
    Investments in and advances to joint ventures       (1,262)    (1,937)
    Accounts payable and accrued expenses               (5,493)   (13,341)
    Deferred income taxes                                1,675        550
    Other, net                                            (230)       509
                                                      --------   --------
Net cash provided by (used in) operating activities   $(12,039)  $  7,291
                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments and
  principal repayments                                $  6,147    $ 8,865
Net sales of real estate owned                             993        376
Net (additions to) retirements from property
  and equipment                                            (36)       (44)
Purchases of investment securities                     (11,622)    (1,032)
New loan fundings and loan purchases                        --     (8,136)
Loan sales and principal repayments from loans          14,500     14,674
                                                      --------   --------
Net cash provided by (used in) investing activities   $  9,982   $ 14,703
                                                      --------   --------

The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)

                                                       1996        1995
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) bank lines of
  credit and term loans                              $ 18,000    $    250
Proceeds from deposits to savings accounts             74,651      98,246
Payments on savings account withdrawals               (83,090)    (91,007)
Interest credited to savings accounts                   1,661         957
Principal payments on FHLB advances                   (14,000)    (28,000)
Proceeds from FHLB advances                                --      30,000
Principal payments on bonds, notes and trust deed
  notes payable                                        (2,227)     (4,394)
Dividends paid                                           (902)       (919)
Net change in securities sold subject to
  agreements to repurchase                            (15,016)    (26,257)
                                                     --------    --------
Net cash provided by (used in) financing
  activities                                         $(20,923)   $(21,124)
                                                     --------    --------
Net increase (decrease) in cash and equivalents      $(22,980)   $    870
Cash and equivalents at beginning of period            37,597      16,504
                                                     --------    --------
Cash and equivalents at end of period                $ 14,617    $ 17,374
                                                     ========    ========

SUMMARY OF CASH BALANCES:

Homebuilding and manufacturing                       $  3,557    $  3,343
Savings and loan                                       11,060      14,031
                                                     --------    --------
                                                     $ 14,617    $ 17,374
                                                     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

     Noncash transactions:
     Loans receivable foreclosed on, net                1,239         --
     Cash paid during the period for:
       Interest, all entities                           9,793     10,944
       Income taxes                                       921          5

The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
             (Dollar amounts presented in tables are in thousands)


1.  Basis of presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the periods shown.

2.  Capitalization of interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the three-month periods ended March 31, 1996 and 1995:


                                           Three Months Ended March 31,
                                           ----------------------------
                                               1996            1995
                                           ------------    ------------
Total interest incurred during the
     period                                   $4,839          $4,837
Less-interest capitalized as a cost of
     real estate inventories                   3,183           4,837
                                           ------------    ------------
Net interest expensed                         $1,656          $    0
                                           ============    ============
Interest previously capitalized as a
     cost of real estate inventories,
     included in cost of sales                $3,078          $7,314
                                           ============    ============

3.  Reclassifications
    -----------------

Certain reclassifications to 1995 financial information have been made to conform to current period presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF OPERATIONS BY SEGMENT
- - -----------------------------------

RESIDENTIAL HOUSING AND CORPORATE SEGMENT

A comparative summary of operating results for residential housing and corporate operations for the three-month periods ended March 31, 1996 and 1995 is as follows (dollar amounts in thousands):

                                            THREE MONTHS ENDED MARCH 31,
                                           -----------------------------
                                               1996              1995
                                           -----------       -----------
Revenues                                      $ 61,584          $ 66,352
Cost of sales                                   58,043            62,134
                                           -----------       -----------
     Gross margin                                3,541             4,218
                                           -----------       -----------
     Gross margin percentage                      5.8%              6.4%
General and administrative
     expense                                     3,041             3,023
Income from unconsolidated
     joint venture                               1,713               832
Interest expense                                 1,656                 -
Other income                                       158               132
                                           -----------       -----------
Homebuilding and corporate
     pretax income                            $    715          $  2,159
                                           ===========       ===========


A summary of residential housing key operating data for the three-month periods ended March 31, 1996 and 1995 is as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                           ------------------------------
                                               1996               1995
                                           -----------        -----------
New homes delivered
     California                                 158                163
     Texas                                       72                 57
     Joint Venture                               59                 24
                                           -----------        -----------
          Total                                 289                244
                                           -----------        -----------
 Average selling price - excluding
     joint venture                         $261,000           $299,000
Average selling price - including
     joint venture                         $248,000           $296,000
Net new orders                                  536                327
Backlog at quarter-end                          571                354

During the quarter ended March 31, 1996, the Company delivered 289 new homes (including 59 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $248,000 compared to 244 new homes (including 24 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $296,000 for the 1995 first quarter.

Because of the significance of the joint venture operations, the following selected operating information has been adjusted on a proforma basis to include the operating results of the Company's unconsolidated joint venture for the three months ended March 31, 1996 and 1995 (dollar amounts in thousands). Discussions of variations and trends in revenues, cost of sales and gross margins have been made utilizing a comparison of the "As Adjusted" amounts.

                   Three Months Ended March 31, 1996    Three Months Ended March 31, 1995
                  -----------------------------------   ---------------------------------
                      As Reported     As Adjusted (1)    As Reported      As Adjusted (1)
                  ---------------   -----------------   -------------   -----------------

Revenues                  $61,584             $73,259         $66,352             $72,619
Cost of sales              58,043              68,005          62,134              67,569
                  ---------------   -----------------   -------------   -----------------
Gross margin              $ 3,541             $ 5,254         $ 4,218             $ 5,050
                  ===============   =================   =============   =================

Gross margin
     percentage              5.8%                7.2%            6.4%                7.0%

- - ---------------

(1) Joint venture revenues for the three month periods ended March 31, 1996 and 1995 amounted to $11.7 million and $6.3 million, respectively.

Residential housing sales for the quarter ended March 31, 1996 increased by approximately 0.9 percent from the comparable prior year period, while cost of sales attributed to residential housing increased by approximately 0.7 percent over the same period. The increase in residential housing sales of approximately $640,000 over the 1995 first quarter resulted primarily from an increase of $13.3 million due to an increase in the number of new homes delivered and an increase of $1.1 million due to higher revenues from sales of improved lots partially offset by a decrease of $13.8 million attributable to a
16.1 percent lower average selling price of homes delivered. The decrease in the average selling price of homes delivered was primarily due to increased deliveries of homes in the $150,000 to $300,000 price range in the Company's California markets. The Company expects its average selling price in the foreseeable future to fluctuate in approximately the $225,000 to $275,000 range.

Residential housing cost of sales for the quarter ended March 31, 1996 increased by approximately $436,000 over the 1995 first quarter primarily as a result of an increase of $12.4 million due to an increase in the number of homes delivered and an increase of $1.1 million due to higher expenses associated with increased sales of improved lots partially offset by a decrease of $13.1 million attributable to a decrease in the average cost of new homes delivered.

Income from the unconsolidated joint venture increased from $832,000 in the first quarter of 1995 to $1.7 million in the first quarter of 1996. The joint venture delivered 24 new homes in the first three months of 1995 versus 59 homes during the 1996 first quarter. It is expected that deliveries from this joint venture, and the Company's share of its results of operations, will decrease in 1996 as the venture delivers its lower priced product and nears the end of its inventory of lots.

The Company's net new orders for the first quarter of 1996 were 64 percent higher than the comparable prior year period. The higher order level and backlog can be partially attributed to the unusually heavy rains in California in the first quarter of 1995. The increased order level is also due to the addition of new projects in the Company's northern California market and an improving economic climate in other parts of California.

Inventory Financing Sources
- - ---------------------------

Sources of financing for the Company's real estate inventories at March 31, 1996 were: purchase money secured notes 3%; unsecured debt 45% and equity 52%.

MANUFACTURING SEGMENT

A summary of operations for the manufacturing segment for the three-month periods ended March 31, 1996 and 1995 is as follows (dollar amounts in thousands):

                                  THREE MONTHS ENDED MARCH 31,

                                  ----------------------------
                                      1996             1995
                                  -----------      -----------
Net product sales                    $3,997            $4,146
Cost of sales                         2,601             2,677
                                  -----------      -----------
     Gross margin                     1,396             1,469
                                  -----------      -----------
     Gross margin percentage          34.9%             35.4%
General and administrative
     expense                          1,208             1,385
Other income (1)                        115                95
                                  -----------      -----------
Manufacturing pretax income          $  303            $  179
                                  ===========      ===========

_________________________________

(1) Includes intersegment income of $65,000 and $51,000 for the three months ended March 31, 1996 and 1995, respectively. These intersegment transactions are eliminated in consolidation with no effect on consolidated earnings.

Net product sales for the quarter ended March 31, 1996 were slightly below the prior year first quarter. However, total bookings for the first quarter were 22 percent higher than the first quarter of 1995. The order backlog, which amounted to $1.9 million at March 31, 1996, was at the highest level since March 31, 1992.

SAVINGS AND LOAN SEGMENT ("SAVINGS")

The following is a summary of operations of Savings for the three-month periods ended March 31, 1996 and 1995 (dollar amounts in thousands):

                                         THREE MONTHS ENDED MARCH 31,

                                         ----------------------------
                                            1996             1995
                                         -----------      -----------
Interest income                            $5,312           $6,835
Interest expense                            4,814            6,108
                                         -----------      -----------
     Net interest margin                      498              727
                                         -----------      -----------
Provision for loan losses                       -               50
General and administrative
     expense                                  570              765
(Loss) gain on sale of investments
     and adjustment for lower
     of cost or market on loans
     available for sale                         -             (156)
Other income (expense)                         76             (160)
                                         -----------      -----------
     Income (loss) before taxes                 4             (404)
Provision (credit) for income taxes             2             (169)
                                         -----------      -----------
     Net income (loss)                     $    2           $ (235)
                                         ===========      ===========

- - -----------------------------------

Savings' operating results for the quarter ended March 31, 1996 improved from the prior year first quarter principally as a result of (1) the absence, in 1996, of losses on the sale of investments or adjustments for lower of cost or market on loans available for sale compared to a net loss of $156,000 for the same period in 1995, (2) a reduction in general and administrative expenses, and
(3) an improvement of $236,000 in other income (expense) between quarters primarily as a result of the recognition of losses on the sale of loans in the 1995 first quarter. These positive comparisons were partially offset by a reduction in the net interest margin due in part to the reducing level of interest earning assets and liabilities.

Savings' assets were approximately $314.2 million at March 31, 1996, a decrease of $36.5 million from the December 31, 1995 balance. The decrease in assets was caused by a decrease in mortgage notes receivable and certain cash and investment securities which were sold or paid off during the quarter in accordance with Savings' goal of reducing the level of assets.

The following table sets forth the weighted average interest rates on interest earning assets, interest bearing liabilities and the interest rate spread for the three months ended March 31, 1996 and 1995:

                                         1996      1995
                                       --------  --------
Weighted Average Rate on:
 Interest Earning Assets                 6.67%     6.55%
 Interest Bearing Liabilities            6.36      6.26
                                       --------  --------
  Interest Rate Spread                   0.31%     0.29%
                                       ========  ========

The weighted average interest rate on interest earning assets improved during the first quarter of 1996 when compared to both the first quarter of 1995 and the year ended December 31, 1995. This improvement is primarily a result of upward repricing on certain adjustable rate mortgages which began in the fourth quarter of 1995. The higher weighted average rate on interest earning assets was partially offset by an increase in the weighted average rate on interest bearing liabilities. The higher average cost of funds resulted from general increases in interest rates experienced towards the end of 1995 and into 1996.

Congress still has pending proposed legislation to recapitalize the Federal Deposit Insurance Corporation's (FDIC) Savings Association Insurance Fund
(SAIF). The proposed legislation would require all SAIF insured institutions to pay a one time special assessment of approximately 0.85 percent of their outstanding deposits as of March 31, 1995. Savings has estimated that the amount of their special assessment would approximate $1.7 million. As of March 31, 1996, the Company had not provided for this potential assessment. It is possible that this estimate could change.

For a more detailed discussion of Savings' operations, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

CORPORATE SEGMENT

On April 23, 1996, the Board of Directors declared a quarterly dividend of $.03 per share of common stock. The cash dividend will be payable on May 28, 1996 to shareholders of record on May 14, 1996.

Financial Condition
- - -------------------

Unsecured notes payable by the Corporate office (excluding the 10-1/2% Senior Notes due 2000) totaled $66.5 million at March 31, 1996 versus $48.5 million at December 31, 1995. Total commitments available under the Company's revolving credit facilities aggregated $115 million at March 31, 1996, of which a total of $85.6 million was unused and available for additional borrowings under the terms and conditions of the agreements.

Shelf Registration Statement
- - ----------------------------

In January 1992, the Company filed a shelf registration statement with the Securities and Exchange Commission which was declared effective in March 1992. In connection therewith, the Company may, after issuing the $100 million principal amount of the 10-1/2% Senior Notes in March 1993, issue up to an additional $100 million of either senior or subordinated debt securities from time to time, at prices and terms acceptable to the Company.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the price range of future homes constructed by the Company, statements regarding the future home deliveries and income from the Company's unconsolidated joint venture, statements regarding the realizability of the manufacturing segment's backlog and statements regarding proposed legislation to recapitalize the SAIF, and its resultant impact on the Company. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters and the permitting process for home construction; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.
                                              (Registrant)


Dated:    May 3, 1996         By:        /s/ Arthur E. Svendsen
                                  ---------------------------------
                                         Arthur E. Svendsen
                                         Chairman of the Board and
                                         Chief Executive Officer




Dated:    May 3, 1996         By:        /s/ April J. Morris
                                  ---------------------------------
                                         April J. Morris
                                         Vice President - Finance

                           PART II OTHER INFORMATION


Item 1.   Legal proceedings
               None

Item 2.   Change in Securities
               None

Item 3.   Default upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders
               None

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               11.  Statement of computation of earnings per share.
               27.  Financial Data Schedule.

          (b)  Current Reports on Form 8-K
               None