Form 10-Q
period 1996-06-30
STANDARD PACIFIC CORP /DE/
filed 1996-08-13
CIK 878560

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
                                         -----       -----

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
                            ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant's shares of common stock outstanding at August 1, 1996: 30,060,281.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996



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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                     1996             1995
                                                                  ---------          -------
HOMEBUILDING AND CORPORATE:
      Revenues                                                     $101,727          $79,732
      Cost of sales                                                  95,782           75,579
                                                                  ---------          -------
        Gross margin                                                  5,945            4,153
                                                                  ---------          -------
      General and administrative expense                              3,182            3,476
      Income from unconsolidated joint venture                        1,317            1,980
      Interest expense                                                1,548                -
      Other income                                                      370               93
                                                                  ---------          -------
 Homebuilding and corporate pretax income                             2,902            2,750
                                                                  ---------          -------
MANUFACTURING:
      Revenues                                                        5,429            3,578
      Cost of sales                                                   3,352            2,258
                                                                  ---------          -------
        Gross margin                                                  2,077            1,320
                                                                  ---------          -------
      Selling, general and administrative expense                     1,308            1,446
      Other income                                                       11               68
                                                                  ---------          -------
Manufacturing pretax income (loss)                                      780              (58)
                                                                  ---------          -------

SAVINGS AND LOAN:
      Interest income                                                 5,067            6,543
      Interest expense                                                4,391            6,336
                                                                  ---------          -------
        Net interest margin                                             676              207
                                                                  ---------          -------
      Provision for loan losses                                         465              214
      General and administrative expense                                272              749
      Other income (expense)                                             84              124
                                                                  ---------          -------
Savings and loan pretax income (loss)                                    23             (632)
                                                                  ---------          -------

CONSOLIDATED INCOME
      BEFORE TAXES                                                    3,705            2,060
PROVISION FOR INCOME TAXES                                           (1,494)            (848)
                                                                  ---------          -------

NET INCOME                                                         $  2,211          $ 1,212
                                                                  =========          =======

NET INCOME PER SHARE                                               $    .07          $   .04
                                                                  =========          =======


The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                              1996              1995
                                                            --------         ---------
HOMEBUILDING AND CORPORATE:
      Revenues                                              $163,311          $146,084
      Cost of sales                                          153,825           137,716
                                                            --------         ---------
        Gross margin                                           9,486             8,368
                                                            --------         ---------
      General and administrative expense                       6,224             6,499
      Income from unconsolidated joint venture                 3,029             2,812
      Interest expense                                         3,204                 -
      Other income                                               529               227
                                                            --------         ---------
 Homebuilding and corporate pretax income                      3,616             4,908
                                                            --------         ---------
MANUFACTURING:
      Revenues                                                 9,427             7,724
      Cost of sales                                            5,953             4,934
                                                            --------         ---------
        Gross margin                                           3,474             2,790
                                                            --------         ---------
      Selling, general and administrative expense              2,516             2,831
      Other income                                                61               112
                                                            --------         ---------
Manufacturing pretax income                                    1,019                71
                                                            --------         ---------

SAVINGS AND LOAN:
      Interest income                                         10,380            13,378
      Interest expense                                         9,205            12,444
                                                            --------         ---------
        Net interest margin                                    1,175               934
                                                            --------         ---------
      Provision for loan losses                                  465               264
      General and administrative expense                         842             1,514
      (Loss) on sale of investments and
           adjustment for lower of cost or market
           on loans available for sale                             -              (156)
      Other income (expense)                                     159               (36)
                                                            --------         ---------
Savings and loan pretax income (loss)                             27            (1,036)
                                                            --------         ---------
CONSOLIDATED INCOME
      BEFORE TAXES                                             4,662             3,943
PROVISION FOR INCOME TAXES                                    (1,878)           (1,629)
                                                            --------         ---------

NET INCOME                                                  $  2,784          $  2,314
                                                            ========         =========

NET INCOME PER SHARE                                        $    .09          $    .08
                                                            ========         =========

The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                                    ASSETS

                                                                        JUNE 30,           DECEMBER 31,
                                                                          1996                1995
                                                                        ---------          ------------
HOMEBUILDING, CORPORATE
   AND MANUFACTURING:
          Cash and equivalents                                           $  2,671              $    895
          Investment securities held to maturity                            6,101                 5,410
          Mortgage notes receivable and accrued
               interest                                                     2,829                 3,203
          Other notes and accounts receivable, net                         11,543                 8,821
          Inventories:
               Real estate in process of development
                    and completed model homes                             389,979               354,290
               Real estate held for sale                                   10,352                13,386
               Manufacturing                                                1,573                 1,332
          Property and equipment, at cost, net of
               accumulated depreciation of $6,167
               in 1996 and $5,875 in 1995                                   6,097                 6,263
          Investments in and advances to unconsolidated
               joint ventures                                               4,638                 4,460
          Deferred income taxes                                            16,605                17,605
          Deferred charges and other assets                                 6,608                 6,859
                                                                        ---------          ------------
            Total assets - homebuilding, corporate
                     and manufacturing                                    458,996               422,524
                                                                        ---------          ------------

SAVINGS AND LOAN:
          Cash and equivalents                                              8,878                36,702
          Investment securities available for sale                         34,475                28,635
          Mortgage notes receivable and accrued
               interest, net                                              242,791               269,128
          Property and equipment, at cost, net                                214                   266
          Real estate acquired in settlement of loans, net                  1,959                 2,704
          Deferred income taxes                                             3,873                 3,825
          Investment in FHLB stock                                          7,718                 7,500
          Other assets                                                      1,591                 1,894
                                                                        ---------          ------------
               Total assets - savings and loan                            301,499               350,654
                                                                        ---------          ------------

TOTAL ASSETS                                                             $760,495              $773,178
                                                                         ========          ============

The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                June 30,                December 31,
                                                                                 1996                        1995
                                                                             ------------           -----------------
HOMEBUILDING, CORPORATE
  AND MANUFACTURING:
          Unsecured notes payable                                                $ 75,250                  $ 48,500
          Trust deed notes payable                                                 21,967                    14,854
          Accounts payable and accrued expenses                                    27,181                    24,547
          10-1/2 percent senior notes due 2000                                    100,000                   100,000
                                                                             ------------           -----------------
               Total liabilities - homebuilding, corporate
                    and manufacturing                                             224,398                   187,901
                                                                             ------------           -----------------

SAVINGS AND LOAN:
          Savings accounts                                                        131,017                   157,542
          FHLB advances                                                           136,000                   150,000
          Securities sold subject to agreements
               to repurchase                                                        7,459                    15,016
          Accounts payable and accrued expenses                                     2,878                     4,873
                                                                             ------------           -----------------
               Total liabilities - savings and loan                               277,354                   327,431
                                                                             ------------           -----------------

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; 10,000,000
               shares authorized; none issued                                          -                         -
          Common stock, $.01 par value; 100,000,000
               shares authorized; 30,060,281 and
               30,060,281 shares outstanding in 1996
               and 1995, respectively                                                 301                       301
          Paid-in capital                                                         285,655                   285,655
          Investment securities valuation adjustment                                 (163)                      (80)
          Retained deficit                                                        (27,050)                  (28,030)
                                                                             ------------           -----------------
               Total stockholders' equity                                         258,743                   257,846
                                                                             ------------           -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $760,495                  $773,178
                                                                             ============           =================


The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (Dollars in thousands)
                                  (Unaudited)

                                                                             1996             1995
                                                                         ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  2,784          $  2,314
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                          356               347
        Amortization of deferred income and discounts                           79               247
        Net (gain) loss on sale of investments,
            loans and REO                                                     (535)              (24)
        Provision for loan losses                                              465               264
        Changes in cash and equivalents due to:
            Inventories                                                    (21,737)           17,178
            Receivables and accrued interest                                (2,384)            2,614
            Investments in and advances to joint ventures                     (178)           (4,015)
            Accounts payable and accrued expenses                              696            (5,137)
            Deferred income taxes                                              952               840
            Other, net                                                         335               630
                                                                         ----------       -----------
Net cash provided by (used in) operating activities                       $(19,167)         $ 15,258
                                                                         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments and
    principal repayments                                                  $  6,961          $  9,800
Net sales of real estate owned                                               3,065             1,895
Net (additions to) retirements from property
    and equipment                                                             (138)             (190)
Purchases of investment securities                                         (13,653)          (24,065)
New loan fundings and loan purchases                                          (457)          (18,078)
Loan sales and principal repayments from loans                              24,521            55,524
                                                                          ----------       -----------
Net cash provided by (used in) investing activities                       $ 20,299          $ 24,886
                                                                          ----------       -----------



The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (Dollars in thousands)
                                  (Unaudited)


                                                                     1996             1995
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on ) bank lines of
    credit and term loans                                         $  26,750        $   (5,000)
Proceeds from deposits to savings accounts                          118,478           166,542
Payments on savings account withdrawals                            (147,720)         (179,598)
Interest credited to savings accounts                                 2,718             2,062
Principal payments on FHLB advances                                 (14,000)          (50,300)
Proceeds from FHLB advances                                               -            55,000
Principal payments on bonds, notes and trust deed
    notes payable                                                    (4,045)           (5,839)
Dividends paid                                                       (1,804)           (1,837)
Net change in securities sold subject to agreements
    to repurchase                                                    (7,557)          (26,168)
Proceeds form the exercise of stock options                               -                64
                                                                 -----------      -----------

Net cash provided by (used in) financing activities               $ (27,180)       $  (45,074)
                                                                 -----------      -----------

Net increase (decrease) in cash and equivalents                   $ (26,048)       $   (4,930)
Cash and equivalents at beginning of period                          37,597            16,504
                                                                 -----------      -----------

Cash and equivalents at end of period                             $  11,549        $   11,574
                                                                 ===========      ============

SUMMARY OF CASH BALANCES:
Homebuilding and manufacturing                                    $   2,671        $    2,672
Savings and loan                                                      8,878             8,902
                                                                 -----------      ------------
                                                                  $  11,549        $   11,574
                                                                 ===========      ============

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
        Noncash transactions:
            Land acquisitions financed by purchase
                money trust deeds                                 $  11,159        $        -
        Cash paid during the period for:
            Interest, all entities                                   18,109            22,114
            Income taxes                                                556               530


The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
             (Dollar amounts presented in tables are in thousands)


1.  Basis of presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the periods shown.

2.  Capitalization of interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the six-month and three-month periods ended June 30, 1996 and 1995:


                                         SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                        -----------------------------   -----------------------------
                                             1996           1995            1996             1995
                                        -------------   -------------   -------------   -------------
Total interest incurred during the
     period                                 $ 8,904       $ 9,670         $ 4,065         $ 4,833
Less-interest capitalized as a cost of
     real estate inventories                  5,700         9,670           2,517           4,833
                                        -------------   -------------   -------------   -------------
Net interest expensed                       $ 3,204       $     -         $ 1,548         $     -
                                        =============   =============   =============   =============
Interest previously capitalized as a
     cost of real estate inventories,
     included in cost of sales              $ 9,784       $14,397         $ 6,706         $ 7,083
                                        =============   =============   =============   =============

3.  Reclassifications
    -----------------

Certain reclassifications to 1995 financial information have been made to conform to current period presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF OPERATIONS BY SEGMENT
- -----------------------------------

RESIDENTIAL HOUSING AND CORPORATE SEGMENT

A comparative summary of operating results for residential housing and corporate operations for the six-month and three-month periods ended June 30, 1996 and 1995 is as follows (dollar amounts in thousands):


                                          SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                        -----------------------------   -----------------------------
                                            1996             1995           1996             1995
                                        -------------   -------------   -------------   -------------
Revenues                                $   163,311     $  146,084       $  101,727       $  79,732
Cost of sales                               153,825        137,716           95,782          75,579
                                        -------------   -------------   -------------   -------------
     Gross margin                             9,486          8,368            5,945           4,153
                                        -------------   -------------   -------------   -------------
     Gross margin percentage                   5.8%           5.7%             5.8%            5.2%
General and administrative
     expense                                  6,224          6,499            3,182           3,476
Income from unconsolidated
     joint venture                            3,029          2,812            1,317           1,980
Interest expense                              3,204              -            1,548               -
Other income                                    529            227              370              93
                                        -------------   -------------   -------------   -------------
Homebuilding and corporate
     pretax income                      $     3,616     $    4,908       $    2,902       $   2,750
                                        =============   =============   =============   =============

A summary of residential housing key operating data for the six-month and three-month periods ended June 30, 1996 and 1995 is as follows:

                                          SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                        -----------------------------   -----------------------------
                                            1996             1995           1996             1995
                                        -------------   -------------   -------------   -------------
New homes delivered
     California                                466             383             308             220
     Texas                                     161             137              89              80
     Joint Venture                             100              66              41              42
                                        -------------   -------------   -------------   -------------
          Total                                727             586             438             342
                                        -------------   -------------   -------------   -------------
Average selling price - excluding
     joint venture                      $  258,000      $  280,000      $  256,000      $  265,000
Average selling price - including
     joint venture                      $  252,000      $  277,000      $  255,000      $  264,000
Net new orders                               1,024             751             488             424
Backlog at quarter-end                         603             447             603             447

During the quarter ended June 30, 1996, the Company delivered 438 new homes (including 41 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $255,000 compared to 342 new homes (including 42 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $264,000 for the 1995 second quarter.

Because of the significance of the joint venture operations, the following selected operating information has been adjusted on a proforma basis to include the operating results of the Company's unconsolidated joint venture for the three months ended June 30, 1996 and 1995 (dollar amounts in thousands). Discussions of variations and trends in revenues, cost of sales and gross margins have been made utilizing a comparison of the "As Adjusted" amounts.


                   THREE MONTHS ENDED JUNE 30, 1996      THREE MONTHS ENDED JUNE 30, 1995
                  ----------------------------------    -----------------------------------
                    As Reported     As Adjusted (1)       As Reported       As Adjusted (1)
                  ---------------   ----------------    ----------------   ----------------
Revenues          $      101,727    $      111,767       $     79,732        $    90,675
Cost of sales             95,782           104,505             75,579             84,542
                  ---------------   ----------------    ----------------   ----------------
Gross margin      $        5,945    $        7,262       $      4,153        $     6,133
                  ===============   ================    ================   ================

Gross margin
     percentage              5.8%              6.5%               5.2%               6.8%

- --------------------------------------
(1) Joint venture revenues for the three month periods ended June 30, 1996 and 1995 amounted to $10.0 million and $10.9 million, respectively.

Residential housing sales for the quarter ended June 30, 1996 increased by approximately 23.3 percent from the comparable prior year period, while cost of sales attributed to residential housing increased by approximately 23.6 percent over the same period. The increase in residential housing sales of approximately $21.1 million over the 1995 second quarter resulted primarily from an increase of $25.4 million due to an increase in the number of new homes delivered partially offset by a decrease of $4.3 million attributable to a 3.4 percent lower average selling price of homes delivered. The decrease in the average selling price of homes delivered was primarily due to increased deliveries of homes in the $150,000 to $300,000 price range in the Company's California markets. The Company expects its average selling price in the foreseeable future to fluctuate in approximately the $225,000 to $275,000 range.

Residential housing cost of sales for the quarter ended June 30, 1996 increased by approximately $20.0 million over the 1995 second quarter primarily as a result of an increase of $23.7 million due to an increase in the number of homes delivered partially offset by a decrease of $3.6 million attributable to a decline in the average cost of new homes delivered.

Income from the unconsolidated joint venture decreased to $1.3 million in the second quarter of 1996 from $2.0 million in the second quarter of 1995. The joint venture delivered only one less home in the second quarter of 1996 versus the second quarter of 1995 but income declined 33 percent due to the delivery of lower priced homes that carried smaller gross margins. It is expected that deliveries from this joint venture, and the Company's share of its results of operations, will continue to decrease in 1996 as the venture delivers its lower priced product and nears the end of its inventory of lots.

The Company's net new orders and new home deliveries for the second quarter of 1996 and the backlog of presold homes at June 30, 1996 were the highest levels achieved for a second quarter since June 30, 1989. The higher order level and backlog is primarily due to the opening of several new projects in both the Northern California and Orange County regions as well as an improving economic climate in many parts of California.

Inventory Financing Sources
- ---------------------------

Sources of financing for the Company's real estate inventories at June 30, 1996 were: purchase money secured notes 5%; unsecured debt 44% and equity 51%.

MANUFACTURING SEGMENT


A summary of operations for the manufacturing segment for the six-month and three-month periods ended June 30, 1996 and 1995 is as follows (dollar amounts in thousands):

                                          SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                        -----------------------------   -----------------------------
                                            1996             1995           1996             1995
                                        -------------   -------------   -------------   -------------
Net product sales                        $    9,427      $    7,724      $    5,429      $    3,578
Cost of sales                                 5,953           4,934           3,352           2,258
                                        -------------   -------------   -------------   -------------
     Gross margin                             3,474           2,790           2,077           1,320
                                        -------------   -------------   -------------   -------------
     Gross margin percentage                  36.9%           36.1%           38.3%           36.9%
General and administrative
     expense                                  2,516           2,831           1,308           1,446
Other income (1)                                194             222              79             127
                                        -------------   -------------   -------------   -------------
Manufacturing pretax income              $    1,152      $      181      $      848      $        1
                                        =============   =============   =============   =============

_________________________________

(1) Includes intersegment income of $133,000 and $110,000 for the six months ended June 30, 1996 and 1995, respectively, and $68,000 and $59,000 for the three months ended June 30, 1996 and 1995, respectively. These intersegment transactions are eliminated in consolidation with no effect on consolidated earnings.

Net product sales for the quarter ended June 30, 1996 were 22 percent higher than the prior year second quarter. This improvement was primarily due to increased deliveries from the Company's new TopLine product line. The Company's manufacturing segment order backlog amounted to $1.9 million at the beginning of the second quarter, whereas the backlog totaled $1.2 million at

June 30, 1996. The manufacturing gross margin percentage increased over the prior year second quarter primarily as a result of the increased sales volume. General and administrative expenses were reduced through improved cost controls.

SAVINGS AND LOAN SEGMENT ("SAVINGS")

The following is a summary of operations of Savings for the six-month and three-month periods ended June 30, 1996 and 1995 (dollar amounts in thousands):

                                          SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                        -----------------------------   -----------------------------
                                            1996             1995           1996             1995
                                        -------------   -------------   -------------   -------------
Interest income                         $    10,380     $    13,378      $   5,067       $   6,543
Interest expense                              9,205          12,444          4,391           6,336
                                        -------------   -------------   -------------   -------------
     Net interest margin                      1,175             934            676             207
                                        -------------   -------------   -------------   -------------
Provision for loan losses                       465             264            465             214
General and administrative
     expense                                    842           1,514            272             749
(Loss) gain on sale of investments
     and adjustment for lower
     of cost or market on loans
     available for sale                           -            (156)             -               -
Other income (expense)                          159             (36)            84             124
                                        -------------   -------------   -------------   -------------
     Income (loss) before taxes                  27          (1,036)            23            (632)
Provision (credit) for income taxes              11            (432)            10            (263)
                                        -------------   -------------   -------------   -------------
     Net income (loss)                  $        16     $      (604)     $      13       $    (369)
                                        =============   =============   =============   =============

- ------------------------------------------

Savings' operating results for the quarter ended June 30, 1996 improved from the prior year second quarter principally as a result of an improvement in the net interest margin and a reduction in general and administrative expenses which reflects a gain of approximately $443,000 from the sale of real estate owned versus a gain of approximately $111,000 for the 1995 second quarter. These positive comparisons were partially offset by an increase in the provision for loan losses.

Savings' assets were approximately $301.5 million at June 30, 1996, a decrease of $49.2 million from the December 31, 1995 balance. The decrease in assets was caused by a decrease in mortgage notes receivable and certain cash and investment securities which were sold or paid off during the first two quarters in accordance with Savings' goal of reducing its level of assets.

The following table sets forth the weighted average interest rates on interest earning assets, interest bearing liabilities and the interest rate spread for the three months ended June 30, 1996 and 1995:

                                       1996                 1995
                                -----------------    -----------------
Weighted Average Rate on:
 Interest Earning Assets               6.77%                6.60%
 Interest Bearing Liabilities          6.29                 6.78
                                -----------------    -----------------
  Interest Rate Spread                 0.48%               (0.18)%
                                =================    =================

The weighted average interest rate on interest earning assets improved during the second quarter of 1996 when compared to both the second quarter of 1995 and the first quarter of 1996. This improvement is primarily a result of upward repricing on certain adjustable rate mortgages which began in late 1995. The decrease in the average cost of funds was due primarily to the restructuring of the interest rate swaps and FHLB advances during 1995.

Congress is still considering some form of legislation to recapitalize the Federal Deposit Insurance Corporation's (FDIC) Savings Association Insurance Fund (SAIF). The legislation which has been proposed to date would require all SAIF insured institutions to pay a one time special assessment on their deposits as of a predetermined date. Based upon recent proposals, this special assessment could range between $1.5 million and $2.0 million. As of June 30, 1996, the Company had not provided for this potential assessment. It is possible that this estimate could change.

For a more detailed discussion of Savings' operations, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

CORPORATE SEGMENT

On July 23, 1996, the Board of Directors declared a quarterly dividend of $.03 per share of common stock. The cash dividend will be payable on August 28, 1996 to shareholders of record on August 14, 1996.

Financial Condition
- -------------------

Unsecured notes payable (excluding the 10-1/2% Senior Notes due 2000) totaled $75.3 million at June 30, 1996 versus $48.5 million at December 31, 1995. This increase in debt is primarily due to an increase in real estate inventories resulting from the acquisition of new projects and related development costs. Total commitments available under the Company's revolving credit facilities aggregated $115 million at June 30, 1996, of which a total of $70.6 million was unused and available for additional borrowings under the terms and conditions of the agreements.

Shelf Registration Statement
- ----------------------------

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the price range of future homes constructed by the Company; statements regarding the future home deliveries and income from the Company's unconsolidated joint venture; statements regarding the manufacturing segment's backlog; and statements regarding proposed legislation to recapitalize the SAIF and its impact on the Company. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; general economic conditions; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters, the permitting process for home construction and changes in proposed legislation to recapitalize the SAIF; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 STANDARD PACIFIC CORP.
                                                      (Registrant)


Dated:    August 9, 1996                 By:    \s\ ARTHUR E. SVENDSEN
                                                ----------------------
                                                  Arthur E. Svendsen
                                               Chairman of the Board and
                                                Chief Executive Officer



Dated:    August 9, 1996                 By:    \s\ ANDREW H. PARNES
                                                ----------------------
                                                    Andrew H. Parnes
                                          Treasurer and Chief Financial Officer

                           PART II OTHER INFORMATION


Item 1. Legal proceedings
               None

Item 2. Change in Securities
               None

Item 3. Default upon Senior Securities
               None

Item 4. Submission of Matters to a Vote of Security Holders
               At the Company's Annual Meeting held on May 14, 1996, the Company's stockholders re-elected William H. Langenberg and April J. Morris and elected Stephen J. Scarborough as directors of the Company.
Voting at the meeting was as follows:

                                            Votes             Votes            Broker
     Matter                                Cast For          Withheld         Non-Votes
- -----------------------                  -------------    --------------   --------------
Election of William H. Langenberg         24,173,901          385,749              -
Election of April J. Morris               24,176,660          382,990              -
Election of Stephen J. Scarborough        24,195,364          364,286              -

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8-K
          (a)  Exhibits

               11.  Statement of computation of earnings per share.
               27.  Financial Data Schedule.

          (b)  Current Reports on Form 8-K
               None