Form 10-Q
period 1996-09-30
STANDARD PACIFIC CORP /DE/
filed 1996-11-12
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       N/A        to
                                         ----------------    -----------------

          Commission file number 1-10959

                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                   Delaware                            33-0475989
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

          1565 W. MacArthur Blvd., Costa Mesa, CA         92626
          (Address of principal executive offices)     (Zip Code)

     (Registrant's telephone number, including area code)   (714) 668-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No     .
                                        ----      ----

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant's shares of common stock outstanding at October 31, 1996: 30,060,281.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996



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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             1996          1995
                                           --------       -------
HOMEBUILDING AND CORPORATE:
  Revenues                                 $105,417       $99,372
  Cost of sales                              97,205        95,224
                                           --------       -------
               Gross margin                   8,212         4,148
                                           --------       -------
  General and administrative expense          3,294         3,367
  Income from unconsolidated joint venture      871         1,828
  Interest expense                            1,841           298
  Other income                                  210           155
                                           --------       -------
Homebuilding and corporate pretax income      4,158         2,466
                                           --------       -------
MANUFACTURING:
  Revenues                                    4,411         3,834
  Cost of sales                               2,745         2,497
                                           --------       -------
               Gross margin                   1,666         1,337
                                           --------       -------
  Selling, general and administrative
    expense                                   1,261         1,444
  Other income                                    3            30
                                           --------       -------
Manufacturing pretax income (loss)              408           (77)
                                           --------       -------
SAVINGS AND LOAN:
  Interest income                             4,915         6,378
  Interest expense                            4,170         6,111
                                           --------       -------
              Net interest margin               745           267
                                           --------       -------
  Provision for loan losses                       -           793
  General and administrative expense            799           725
  SAIF recapitalization charge                1,291             -
  Other income (expense)                        121        (2,005)
                                           --------       -------
Savings and loan pretax income (loss)        (1,224)       (3,256)
                                           --------       -------
CONSOLIDATED INCOME (LOSS) BEFORE
  TAXES                                       3,342          (867)
(PROVISION) CREDIT FOR INCOME TAXES          (1,317)          391
                                           --------       -------
NET INCOME (LOSS)                          $  2,025       $  (476)
                                           ========       =======
NET INCOME (LOSS) PER SHARE                $    .07       $  (.02)
                                           ========       =======

 The accompanying notes are an integral part of these consolidated statements

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     1996         1995
                                                   --------      --------
HOMEBUILDING AND CORPORATE:
  Revenues                                         $268,729      $245,457
  Cost of sales                                     251,030       232,940
                                                   --------      --------
               Gross margin                          17,699        12,517
                                                   --------      --------
  General and administrative expense                  9,517         9,866
  Income from unconsolidated joint venture            3,900         4,640
  Interest expense                                    5,046           298
  Other income                                          738           381
                                                   --------      --------
Homebuilding and corporate pretax income              7,774         7,374
                                                   --------      --------
MANUFACTURING:
  Revenues                                           13,837        11,558
  Cost of sales                                       8,698         7,432
                                                   --------      --------
               Gross margin                           5,139         4,126
                                                   --------      --------
  Selling, general and administrative
    expense                                           3,776         4,276
  Other income                                           64           141
                                                   --------      --------
Manufacturing pretax income (loss)                    1,427            (9)
                                                   --------      --------
SAVINGS AND LOAN:
  Interest income                                    15,295        19,756
  Interest expense                                   13,375        18,554
                                                   --------      --------
               Net interest margin                    1,920         1,202
                                                   --------      --------
  Provision for loan losses                             465         1,057
  General and administrative expense                  1,642         2,237
  SAIF recapitalization charge                        1,291             -
  Other income (expense)                                281        (2,198)
                                                   --------      --------
Savings and loan pretax income (loss)                (1,197)       (4,290)
                                                   --------      --------
CONSOLIDATED INCOME BEFORE TAXES                      8,004         3,075
PROVISION FOR INCOME TAXES                           (3,195)       (1,238)
                                                   --------      --------
NET INCOME                                         $  4,809      $  1,837
                                                   ========      ========
NET INCOME PER SHARE                               $    .16      $    .06
                                                   ========      ========

 The accompanying notes are an integral part of these consolidated statements

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                    ASSETS

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1996              1995
                                                 -------------     -------------
HOMEBUILDING, CORPORATE AND MANUFACTURING:
   Cash and equivalents                             $  1,483          $    895
   Investment securities held to maturity              6,089             5,410
   Mortgage notes receivable and accrued
     interest                                          3,848             3,203
   Other notes and accounts receivable, net            9,227             8,821
   Inventories:
     Real estate in process of development
       and completed model homes                     381,774           354,290
     Real estate held for sale                        13,842            13,386
     Manufacturing                                     1,533             1,332
   Property and equipment, at cost, net of
     accumulated depreciation of $6,311
     in 1996 and $5,875 in 1995                        6,021             6,263
   Investments in and advances to unconsolidated
     joint ventures                                    3,800             4,460
   Deferred income taxes                              16,605            17,605
   Deferred charges and other assets                   6,047             6,859
                                                 -------------     -------------
      Total assets - homebuilding, corporate
          and manufacturing                          450,269           422,524
                                                 -------------     -------------

SAVINGS AND LOAN:
   Cash and equivalents                               10,557            36,702
   Investment securities available for sale           43,260            28,635
   Mortgage notes receivable and accrued
     interest, net                                   214,432           269,128
   Property and equipment, at cost, net                  205               266
   Real estate acquired in settlement of loans,
     net                                               2,498             2,704
   Deferred income taxes                               4,282             3,825
   Investment in FHLB stock                            7,834             7,500
   Other assets                                        1,865             1,894
                                                 -------------     -------------
      Total assets - savings and loan                284,933           350,654
                                                 -------------     -------------
TOTAL ASSETS                                        $735,202          $773,178
                                                 =============     =============

 The accompanying notes are an integral part of these consolidated balance sheets

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                SEPTEMBER 30,      DECEMBER 31,
                                                     1996             1995
                                                -------------      ------------
HOMEBUILDING, CORPORATE AND
  MANUFACTURING
    Unsecured notes payable                       $ 71,850           $ 48,500
    Trust deed notes payable                        18,358             14,854
    Accounts payable and accrued expenses           23,625             24,547
    10-1/2 percent senior notes due 2000           100,000            100,000
                                                  --------           --------
      Total liabilities - homebuilding,
        corporate and manufacturing                213,833            187,901
                                                  --------           --------
SAVINGS AND LOAN:
    Savings accounts                               135,509            157,542
    FHLB advances                                  104,000            150,000
    Securities sold subject to agreements
      to repurchase                                 18,099             15,016
    Accounts payable and accrued expenses            3,757              4,873
                                                  --------           --------
      Total liabilities - savings and loan         261,365            327,431
                                                  --------           --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000
      shares authorized; none issued                     -                  -
    Common stock, $.01 par value; 100,000,000
      shares authorized; 30,060,281 and
      30,060,281 shares outstanding in 1996
      and 1995, respectively                           301                301
    Paid-in capital                                285,655            285,655
    Investment securities valuation adjustment         (25)               (80)
    Retained deficit                               (25,927)           (28,030)
                                                  --------           --------
      Total stockholders' equity                   260,004            257,846
                                                  --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $735,202           $773,178
                                                  ========           ========

The accompanying notes are an integral part of these consolidated balance sheets

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                              1996        1995
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  4,809    $  1,837
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
   Depreciation and amortization                 531         424
   Amortization of deferred income and
    discounts                                     62         351
   Net (gain) loss on sale of
    investments, loans and REO                  (560)        194
   Provision for loan losses                     465       1,057
   Changes in cash and equivalents due
    to:
     Inventories                             (19,238)     34,713
     Receivables and accrued interest            207       4,869
     Investments in and advances to
      joint ventures                             660      (6,249)
     Accounts payable and accrued
      expenses                                (2,038)     (2,156)
     Deferred income taxes                       543         448
     Other, net                                  240         332
                                            --------    --------
Net cash provided by (used in)
 operating activities                       $(14,319)   $ 35,820
                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments
 and principal repayments                   $ 15,164    $ 20,824
Net sales of real estate owned                 4,134       2,453
Net (additions to) retirements from
 property and equipment                         (229)       (102)
Purchases of investment securities           (30,410)     (4,923)
New loan fundings and loan purchases          (1,560)    (17,753)
Loan sales and principal repayments
 from loans                                   52,415      40,298
                                            --------    --------
Net cash provided by (used in)
 investing activities                       $ 39,514    $ 40,797
                                            --------    --------


 The accompanying notes are an integral part of these consolidated statements

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                              1996         1995
                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) bank
 lines of credit and term loans            $  23,350    $ (19,000)
Proceeds from deposits to savings
 accounts                                    199,523      247,708
Payments on savings account withdrawals     (225,093)    (266,330)
Interest credited to savings accounts          3,537        3,173
Principal payments on FHLB advances          (59,000)    (107,300)
Proceeds from FHLB advances                   13,000       97,000
Principal payments on bonds, notes and
 trust deed notes payable                     (6,447)      (9,540)
Dividends paid                                (2,705)      (2,756)
Net change in securities sold subject
 to agreements to repurchase                   3,083      (18,841)
Repurchase of common shares                        -       (1,248)
Proceeds from the exercise of stock
 options                                           -           64
                                           ---------    ---------

Net cash provided by (used in)
 financing activities                      $ (50,752)   $ (77,070)
                                           ---------    ---------
Net increase (decrease) in cash and
 equivalents                               $ (25,557)   $    (453)
Cash and equivalents at beginning of
 period                                       37,597       16,504
                                           ---------    ---------

Cash and equivalents at end of period      $  12,040    $  16,051
                                           =========    =========

SUMMARY OF CASH BALANCES:
Homebuilding and manufacturing             $   1,483    $   3,901
Savings and loan                              10,557       12,150
                                           ---------    ---------

                                           $  12,040    $  16,051
                                           =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Noncash transactions
     Land acquisitions financed by
      purchase money trust deeds           $   8,904    $       -
   Cash paid during the period for:
     Interest, all entities                   26,350       32,911
     Income taxes                              1,478          532



 The accompanying notes are an integral part of these consolidated statements

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
             (Dollar amounts presented in tables are in thousands)


1.  Basis of presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the periods shown.

2.  Capitalization of interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the nine-month and three-month periods ended September 30, 1996 and 1995:

                                               NINE MONTHS ENDED SEPTEMBER 30,        THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------        --------------------------------
                                                    1996             1995                1996                1995
                                               -------------    -------------         ----------         -------------

Total interest incurred during the
     period                                        $12,975          $13,890            $ 4,071              $ 4,220
Less-interest capitalized as a cost of
     real estate inventories                         7,929           13,592              2,229                3,922
                                                   -------          -------            -------              -------
Net interest expensed                              $ 5,046          $   298            $ 1,842              $   298
                                                   =======          =======            =======              =======
Interest previously capitalized as a
     cost of real estate inventories,
     included in cost of sales                     $12,895          $20,648            $ 5,014              $ 6,250
                                                   =======          =======            =======              =======

3.  Reclassifications
    -----------------

Certain reclassifications to 1995 financial information have been made to conform to current period presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF OPERATIONS BY SEGMENT
-----------------------------------

RESIDENTIAL HOUSING AND CORPORATE SEGMENT

A comparative summary of operating results for residential housing and corporate operations for the nine-month and three-month periods ended September 30, 1996 and 1995 is as follows (dollar amounts in thousands):

                                   NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------   --------------------------------
                                         1996            1995             1996             1995
                                   --------------   --------------   --------------    --------------
Revenues                               $268,729        $245,457          $105,417         $99,372
Cost of sales                           251,030         232,940            97,205          95,224
                                       --------        --------          --------         -------
     Gross margin                        17,699          12,517             8,212           4,148
                                       --------        --------          --------         -------
     Gross margin percentage                6.6%            5.1%              7.8%            4.2%
General and administrative
     expense                              9,517           9,866             3,294           3,367
Income from unconsolidated
     joint venture                        3,900           4,640               871           1,828
Interest expense                          5,046             298             1,841             298
Other income                                738             381               210             155
                                       --------        --------          --------         -------
Homebuilding and corporate
     pretax income                     $  7,774        $  7,374          $  4,158         $ 2,466
                                       ========        ========          ========         =======

A summary of residential housing key operating data for the nine-month and three-month periods ended September 30, 1996 and 1995 is as follows:

                                     NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------   --------------------------------
                                           1996           1995            1996              1995
                                    --------------  ----------------   ------------    ----------------
New homes delivered
     California                             773            652             307               269
     Texas                                  244            227              83                90
     Joint Venture                          135            125              35                59
                                       --------       --------        --------          --------
          Total                           1,152          1,004             425               418
                                       --------       --------        --------          --------
Average selling price - excluding
     joint venture                     $262,000       $278,000        $270,000          $275,000
Average selling price - including
     joint venture                     $256,000       $273,000        $262,000          $267,000
Net new orders                            1,455          1,170             431               419
Backlog at quarter-end                      609            443             609               443

During the quarter ended September 30, 1996, the Company delivered 425 new homes (including 35 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $262,000 compared to 418 new homes (including 59 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $267,000 for the 1995 third quarter.

The following selected operating information has been adjusted on a proforma basis to include the operating results of the Company's unconsolidated joint venture for the three months ended September 30, 1996 and 1995 (dollar amounts in thousands). Discussions of variations and trends in revenues, cost of sales and gross margins have been made utilizing a comparison of the "As Adjusted" amounts.

                               THREE MONTHS ENDED SEPTEMBER 30, 1996    THREE MONTHS ENDED SEPTEMBER 30, 1995
                               -------------------------------------    -------------------------------------
                                 As Reported        As Adjusted (1)      As Reported         As Adjusted (1)
                               ----------------   ------------------    --------------    -------------------
Revenues                          $105,417             $111,725           $99,372               $112,434
Cost of sales                       97,205              102,707            95,224                106,485
                                  --------             --------           -------               --------
Gross margin                      $  8,212             $  9,018           $ 4,148               $  5,949
                                  ========             ========           =======               ========

Gross margin percentage                7.8%                 8.1%              4.2%                   5.3%

-------------------------------
(1) Joint venture revenues for the three-month periods ended September 30, 1996 and 1995 amounted to $6.3 million and $13.1 million, respectively.

Residential housing sales for the quarter ended September 30, 1996 decreased by less than one percent from the comparable prior year period, while cost of sales attributed to residential housing decreased by approximately 3.5 percent over the same period. The slight decrease in residential housing sales of approximately $709,000 as compared to the third quarter of 1995 resulted primarily from a decrease of $2.1 million attributable to a 1.9 percent lower average selling price of homes delivered which was partially offset by an increase of $1.9 million due to an increase in the number of new homes delivered. The decrease in the average selling price of homes delivered was primarily due to a reduction in deliveries of higher priced homes from the Company's Orange County division. The Company expects its average selling price in the next few quarters to increase as the Company begins to deliver homes in the $400,000 to $700,000 price range from certain of its newer projects in Orange County and the San Francisco Bay area.

Residential housing cost of sales for the quarter ended September 30, 1996 decreased by approximately $3.8 million as compared to the third quarter of 1995 primarily as a result of a decrease of $5.1 million due to a decline in the average cost of new homes delivered which was partially offset by an increase of $1.8 million due to an increase in the number of new homes delivered.

The Company's gross margin percentage improved to 8.1 percent for the 1996 third quarter as compared to 5.3 percent for the same period last year. This improvement was primarily due to increased deliveries from newer projects in the Company's California markets, particularly from the Company's Northern California and Orange County divisions, a favorable mortgage interest rate environment and from an improving California economic climate.

Income from the unconsolidated joint venture decreased to $871,000 in the third quarter of 1996 from $1.8 million in the third quarter of 1995. The joint venture delivered 24 fewer homes in the third quarter of 1996 versus the third quarter of 1995. The decrease in deliveries coupled with the delivery of lower priced homes that carried smaller gross margins resulted in the decrease in joint venture earnings. It is expected that deliveries from this joint venture, and the Company's share of its results of operations, will continue to decrease in 1996 as the venture delivers its lower priced product and nears the end of its inventory of lots. However, the Company expects to begin to deliver homes from a new unconsolidated joint venture during the first quarter of 1997.

The Company's net new orders for the third quarter were 3 percent higher than last year's level; however, the increase in orders was over 13 percent higher for the Company's California divisions. In addition, the Company's backlog of presold homes stood at 609 at September 30, 1996, a 37 percent increase over the backlog at the same time last year. The higher order level and backlog is primarily due to the opening of several new projects in both the Northern California and Orange County regions as well as an improving economic climate in many parts of California.

Inventory Financing Sources
---------------------------

Sources of financing for the Company's real estate inventories at September 30, 1996 were: purchase money secured notes 5%; unsecured debt 43% and equity 52%.

MANUFACTURING SEGMENT

A summary of operations for the manufacturing segment for the nine-month and three-month periods ended September 30, 1996 and 1995 is as follows (dollar amounts in thousands):

                                          NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------     --------------------------------
                                              1996              1995              1996                1995
                                          -----------     -------------       ------------       -------------
Net product sales                           $13,837          $11,558             $4,411              $3,834
Cost of sales                                 8,698            7,432              2,745               2,497
                                            -------          -------             ------              ------
     Gross margin                             5,139            4,126              1,666               1,337
                                            -------          -------             ------              ------
     Gross margin percentage                   37.1%            35.7%              37.8%               34.9%
Selling, general and administrative
     expense                                  3,776            4,276              1,261               1,444
Other income (1)                                265              315                 71                  93
                                            -------          -------             ------              ------
Manufacturing pretax income (loss)          $ 1,628          $   165             $  476              $  (14)
                                            =======          =======             ======              ======

_________________________________
(1) Includes intersegment income of $201,000 and $174,000 for the nine months ended September 30, 1996 and 1995, respectively, and $68,000 and $63,000 for the three months ended September 30, 1996 and 1995, respectively. These intersegment transactions are eliminated in consolidation with no effect on consolidated earnings.

Net product sales for the quarter ended September 30, 1996 were 15 percent higher than the prior year third quarter. The office furniture industry continues to show positive growth as evidenced by the strength of the Company's backlog at September 30, 1996 which totaled $1.9 million compared to $1.4 million at the same time last year. General and administrative expenses were reduced through improved cost controls.

SAVINGS AND LOAN SEGMENT ("SAVINGS")

The following is a summary of operations of Savings for the nine-month and three-month periods ended September 30, 1996 and 1995 (dollar amounts in thousands):

                                           NINE MONTHS ENDED        THREE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                          -------------------     ---------------------
                                           1996        1995         1996          1995
                                          -------     -------     -------       -------
Interest income                           $15,295     $19,756     $ 4,915       $ 6,378
Interest expense                           13,375      18,554       4,170         6,111
                                          -------     -------     -------       -------
     Net interest margin                    1,920       1,202         745           267
                                          -------     -------     -------       -------
Provision for loan losses                     465       1,057          -            793
General and administrative
     expense                                1,642       2,237        799            725
SAIF recapitalization charge                1,291           -      1,291              -
Other income (expense)                        281      (2,198)       121         (2,005)
                                          -------     -------     -------       -------
     Income (loss) before taxes            (1,197)     (4,290)     (1,224)       (3,256)
(Provision) credit for income taxes           496       1,781         507         1,350
                                          -------     -------     -------       -------
     Net income (loss)                    $  (701)    $(2,509)    $  (717)      $(1,906)
                                          =======     =======     =======       =======

-------------------------------
The 1996 third quarter operating results included a one-time assessment of $1,291,000 associated with the recapitalization of the Savings Association Insurance Fund (SAIF). This assessment is one element in the recently enacted Federal law that will resolve the deposit insurance premium disparity between SAIF-insured and Bank Insurance Fund (BIF)-insured institutions, and substantially reduce future deposit insurance premiums for Savings. Excluding the effect of this assessment, Savings would have generated pretax income of $67,000 for the 1996 third quarter.

Savings' operating results for the quarter ended September 30, 1996, after excluding the SAIF assessment discussed above, improved from the prior year third quarter as a result of (1) an improvement in the net interest margin, even though interest earning assets declined, (2) a reduction in the provision for loan losses, (3) a reduction in general and administrative expenses, and (4) an improvement in other income (expense) which for 1995 included a $1.8 million pretax charge recorded in connection with reducing the future cost of both FHLB borrowings and an interest rate swap and the sale of certain lower yielding assets.

Savings' assets were approximately $284.9 million at September 30, 1996, a decrease of $65.7 million from the December 31, 1995 balance. The decrease in assets was caused by a decrease in mortgage notes receivable and certain cash and investment securities which were sold or paid off during 1996 in accordance with Savings' goal of reducing its level of assets. The proceeds from the sale or paydown of assets and investment securities was used to reduce FHLB borrowings and savings deposits.

The following table sets forth the weighted average interest rates on interest earning assets, interest bearing liabilities and the interest rate spread for the three months ended September 30, 1996 and 1995:

                                   1996     1995
                                -------  --------
Weighted Average Rate on:
 Interest Earning Assets           6.93%    6.69%
 Interest Bearing Liabilities      6.25     6.70
                                -------  --------
  Interest Rate Spread             0.68%   (0.01)%
                                =======  ========

The weighted average interest rate on interest earning assets improved during the third quarter of 1996 when compared to both the third quarter of 1995 and the second quarter of 1996. This improvement is primarily a result of upward repricing on certain adjustable rate mortgages. The decrease in the average cost of funds was due primarily to the restructuring of the interest rate swap and the FHLB advances during the 1995 third quarter.

For a more detailed discussion of Savings' operations, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

CORPORATE SEGMENT

On October 22, 1996, the Board of Directors declared a quarterly dividend of $.03 per share of common stock. The cash dividend will be payable on November 27, 1996 to shareholders of record on November 13, 1996.

Financial Condition
-------------------

Unsecured notes payable (excluding the 10-1/2% Senior Notes due 2000) totaled $71.9 million at September 30, 1996 versus $48.5 million at December 31, 1995. The increase in debt is primarily due to an increase in real estate inventories resulting from the acquisition of new projects and their related development costs. Total commitments available under the Company's revolving credit facilities aggregated $115 million at September 30, 1996, of which a total of $77.6 million was unused and available for additional borrowings under the terms and conditions of the agreements. During the quarter ended September 30, 1996, the Company entered into a new $10 million term loan agreement with one of its lenders. Quarterly principal payments of $833,000, under this loan agreement, will commence September 30, 1997.

Shelf Registration Statement
----------------------------

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the price range of future homes constructed by the Company; statements regarding the future home deliveries and income from the Company's unconsolidated joint ventures; statements regarding a favorable mortgage interest rate environment and an improving California economic climate; statements regarding the homebuilding segment's backlog of homes; statements regarding the manufacturing segment's backlog; and statements regarding future deposit insurance premiums for the Company's savings and loan. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters, the permitting process for home construction and the savings associations' insurance fund; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; inclement weather and other natural disasters; and change in the demand for office furniture products. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:    November 8, 1996               By:    /s/ ARTHUR E. SVENDSEN
                                                ----------------------
                                                    Arthur E. Svendsen
                                                Chairman of the Board and
                                                 Chief Executive Officer



Dated:    November 8, 1996               By:    /s/ ANDREW H. PARNES
                                                --------------------
                                                    Andrew H. Parnes
                                                  Treasurer and Chief
                                                   Financial Officer

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