Form 10-K
period 1996-12-31
STANDARD PACIFIC CORP /DE/
filed 1997-03-24
CIK 878560

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


  For the transition period from         N/A
                                 _____________________ to ____________________

  Commission file number 1-10959

                            STANDARD PACIFIC CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0475989
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       1565 W. MACARTHUR BLVD.,                         92626
        COSTA MESA, CALIFORNIA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

Registrant's telephone number, including area code (714) 668-4300

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED

     COMMON STOCK, $.01 PAR VALUE
    (AND ACCOMPANYING PREFERRED SHARE        NEW YORK STOCK EXCHANGE AND
             PURCHASE RIGHTS)                  PACIFIC STOCK EXCHANGE

     10 1/2% SENIOR NOTES DUE 2000             NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                     None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO    .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THE FORM 10-K. [_]

  As of March 5, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $197,528,333.

Documents incorporated by reference:

  Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

  As of March 5, 1997, there were 29,495,181 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STANDARD PACIFIC CORP.

                                    PART I

ITEM 1. BUSINESS

  Standard Pacific Corp. was incorporated in the State of Delaware in 1991. Through its predecessors, Standard Pacific Corp. commenced its homebuilding operations in 1966 with a single tract of land in Orange County, California. As used herein, "Company" refers to Standard Pacific Corp. and its predecessors.

                                 HOMEBUILDING

  The Company operates primarily as a geographically diversified builder of medium-priced, single-family homes for use as primary residences with operations throughout the major metropolitan markets in California and Texas. For the year ended December 31, 1996, approximately 79 percent and 21 percent of the Company's home deliveries (including unconsolidated joint ventures) were in California and Texas, respectively. Approximately 91 percent, 89 percent and 90 percent of the total sales and revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from homebuilding activities. The Company also owns a savings and loan subsidiary, Standard Pacific Savings, F.A. ("Savings"). In addition, the Company manufactures and markets high quality office furniture systems through its subsidiary, Panel Concepts, Inc.

STRATEGY-HOMEBUILDING

  The principal components of the Company's long-term homebuilding strategy include:

    (1) Concentration on the Development and Construction of High Quality, Medium-Priced, Single-Family Homes for Use as Primary Residences. The Company has historically concentrated, and at present concentrates, on the construction of high quality, medium-priced, single-family homes for use as primary residences. The Company believes that the market for primary residences is more resistant to economic downturns than the market for second or vacation homes. The average selling price of the Company's homes decreased in 1996 to approximately $262,000 from $272,000 in 1995. Currently, the Company expects to concentrate its efforts on acquiring land which is suitable for the construction and sale of homes generally in the price range of $150,000 to $350,000, which represents a broad market segment in the Company's market areas. However, the Company has and is currently constructing and selling homes in the $400,000 to $800,000 price range in certain of its California markets.

    (2) Keeping Construction in Line with Anticipated Demand. The Company customarily acquires unimproved land zoned for residential use which appears suitable for the construction of 50 to 300 homes in increments of 10 to 30 homes. The number of homes built in the first increment of a project is based upon market studies. The timing and size of subsequent increments depends to a large extent upon sales rates experienced in the earlier increments. By developing projects in increments, the Company has been able to respond to local market conditions to control the number of its completed and unsold homes.

    (3) Retention of an Inventory of Building Sites Sufficient for a Three to Five Year Period. In order to ensure an adequate supply of land for future homebuilding activities, the Company generally attempts to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to five years. The Company believes that its 6,527 owned or controlled building sites at December 31,

  1996, in addition to any land sites for which the Company may enter into negotiations, will be sufficient for its operations over this period. Additionally, an increasing percentage of the Company's lots are represented by lots controlled through its unconsolidated joint ventures.

    (4) Geographic Diversification. The Company has concentrated its California homebuilding activities in Orange, Riverside, San Bernardino, San Diego and Ventura Counties in Southern California, and in the San Francisco Bay region. Additionally, the Company has projects in the Houston, Dallas and Austin markets in Texas. The Company's policy of diversifying among different geographic areas has enabled it to reduce the impact of adverse local economic conditions.

    (5) Use of Local Managers for the Homebuilding Divisions. The Company employs local managers who initiate land purchases, work with local subcontractors and generally manage the Company's homebuilding divisions as separate profit centers. The use of local managers enables the Company to benefit from the advantages of in-depth local expertise.

    (6) Continuing Emphasis on the Control of Overhead and Operating Expenses. Throughout its history, the Company has sought to minimize overhead expenses in an effort to control costs and to be more flexible in responding to the cyclical nature of its business. In addition, the Company controls its land acquisition expenses by generally completing a purchase of a land only when it can reasonably project commencement of construction within a specified time period. Additionally, the Company has been able to reduce overhead and carrying costs related to large land inventories by utilizing joint ventures and controlling certain lots through purchase options. The closing of a land purchase is generally made contingent upon satisfaction of certain conditions relating to the property and the Company's ability to obtain requisite approvals from the appropriate governmental agencies.

    (7) Use of Extensive Marketing and Sales Efforts. The Company's homes are generally sold by its own staff of sales personnel through the use of model homes which are usually maintained at each project site. The Company also makes extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

  The table below sets forth certain information for each homebuilding division and for the Company as a whole for the periods indicated.

                              YEAR ENDED                            AS OF
                          DECEMBER 31, 1996                   DECEMBER 31, 1996(1)
                          ------------------ ----------------------------------------------------
                                                TOTAL     NUMBER
                                               NUMBER       OF     BUILDING
                                    AVERAGE  OF PROJECTS PROJECTS   SITES
                                      HOME    HELD FOR   IN SALES  OWNED OR  HOMES UNDER  PRESOLD
                            HOMES   SELLING  DEVELOPMENT  STAGE   CONTROLLED CONSTRUCTION  HOMES
                          DELIVERED  PRICE       (2)       (3)       (4)         (5)        (6)
                          --------- -------- ----------- -------- ---------- ------------ -------
Orange County...........      472   $303,679      17        14        679        195        145
San Diego County........      109    336,293       9         3        723         21         21
Ventura County..........      184    248,165       6         6        433         49         31
San Francisco Bay
 Region.................      366    285,808      19        11      1,558        185        172
Houston.................      127    144,536       7         6        679         52         30
Dallas/Austin...........      211    210,351      12        10      1,133         70         62
                            -----   --------     ---       ---      -----        ---        ---
Total Consolidated......    1,469    267,529      70        50      5,205        572        461
Unconsolidated Joint
 Ventures-California....      154    208,882       7         3      1,322         27         24
                            -----   --------     ---       ---      -----        ---        ---
Totals for and as of the
 year ended December 31,
 1996...................    1,623   $261,681      77        53      6,527        599        485
                            =====   ========     ===       ===      =====        ===        ===
Totals for and as of the
 year ended December 31,
 1995...................    1,436   $271,936      69        49      6,091        486        312
                            =====   ========     ===       ===      =====        ===        ===

--------
(1) Does not include: at December 31, 1996, 135 model homes and 206 completed and unsold homes, and at December 31, 1995, 112 model homes and 239 completed and unsold homes.

(2) The total number of projects held for development as of the end of each period shown includes projects with homes in the sales stage, under construction and projects in various stages of planning.

(3) The number of projects in the sales stage includes projects where the sales office has opened and/or the Company has begun to enter into sales contracts for the sale of its homes.

(4) Includes homes reflected in Homes Under Construction and Presold Homes.

(5) Includes certain homes reflected in Presold Homes.

(6) See "Marketing and Sales" for information concerning cancellation rates and contractual arrangements under which homes are presold.

OPERATIONS

  The Company currently conducts homebuilding activities in California and Texas through a total of six geographic divisions, which are currently responsible for developing 77 projects.

  Each homebuilding division is run by a local manager. One of the essential criteria in the selection of a divisional manager is the person's in-depth familiarity with the geographic areas within which the division operates. The decisions regarding selection of parcels of land for purchase and development are made in conjunction with the officers of the Company, and thereafter, each manager conducts the operations of the division relatively autonomously as a separate profit center.

  Substantially all of the Company's homes sold are single-family detached dwellings, although during the past few years approximately 5 percent to 10 percent have been townhouses or condominiums generally attached in varying configurations of two, three, four and six dwelling units.

  The Company's homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. Homes built by the Company are targeted for occupancy as primary residences. While the homes built by the Company typically range in size from approximately 1,800 to 2,800 square feet and typically include three or four bedrooms, two or three baths, a living room, kitchen, dining room, family room and a two or three-car garage, the Company also has built single-family attached and detached homes ranging from 1,100 to 5,500 square feet. Gas fireplaces and built-in appliances are usually included. For the years ended December 31, 1996, 1995 and 1994, the average selling prices of the Company's homes, including sales of the unconsolidated joint ventures, were $261,681, $271,936, and $295,772, respectively.

LAND ACQUISITION, DEVELOPMENT AND CONSTRUCTION

  In considering the purchase of land for the development of a homebuilding project, the Company reviews such factors as proximity to existing developed areas; population growth patterns; availability of existing community services such as water, gas, electricity and sewers; school districts; employment growth rates; the expected absorption rate for new housing; environmental condition of the land; transportation availability and the estimated costs of development. Generally, if all requisite governmental agency approvals are not in place, the Company enters into a conditional agreement to purchase a parcel of land, making only a nominal deposit on the property. The general policy of the Company is to complete a purchase of land only when it can reasonably project commencement of construction within a specified period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and to the Company's being able to obtain all requisite approvals from governmental agencies within a certain period of time. The Company customarily acquires unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 300 homes, which construction is accomplished in smaller sized increments. The number of homes built in the first increment of a project is based upon the Company's market studies. The timing and size of subsequent increments depends on the sales rates of earlier increments. The Company's development work on a homebuilding project includes obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, sewer and drainage systems, recreational facilities and other improvements.

  The Company typically uses both its equity (internally generated funds) and unsecured financing in the form of bank debt and other unsecured debt to fund land acquisitions. The Company occasionally uses purchase money trust deeds to finance the acquisition of land. Generally, with the exception of joint ventures, specific project financing is not used.

  The Company has entered into joint venture arrangements to develop certain parcels of land. During 1993, the Company's Orange County division entered into a joint venture agreement to develop and deliver 469 homes. For the years ended December 31, 1996, 1995 and 1994, the Company delivered 151, 195 and 108 homes, respectively, through this unconsolidated joint venture. In 1995, the Company's Orange County division entered into a new joint venture arrangement to develop 209 lots in the city of Orange, California. Additionally, in 1996 the Company's Orange County division entered into another joint venture to develop and deliver approximately 800 homes in Fullerton and Brea, California. During 1996, the Company delivered three new homes in this unconsolidated joint venture.

  The Company essentially functions as a general contractor with its supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning, and subcontractors are employed to perform all of the physical development and construction work on the project. The Company does not have long-term contractual commitments with any of its subcontractors, consultants or suppliers of materials. However, because of its market presence and long-term relationships, the Company has generally been able to obtain sufficient materials and commitments from subcontractors and consultants during times of market shortages. These types of agreements are generally entered into on an increment-by-increment basis at a fixed price after competitive bidding. The Company believes that the low fixed labor expense resulting from conducting its homebuilding operations in this manner has been instrumental in enabling it to retain the necessary flexibility to react to increases or decreases in demand for housing.

  Although the construction time for the Company's homes varies from project to project depending on the time of year, local labor situations, certain governmental approval processes, availability of materials and supplies and other factors, the Company can typically complete the construction phase of an increment within one of its projects in approximately four to six months.

MARKETING AND SALES

  The Company's homes are generally sold by its own staff of sales personnel. Furnished and landscaped model homes are usually maintained at each project site. Changes in house design are generally not permitted, but homebuyers are afforded the opportunity to select, at additional costs, various optional amenities such as air conditioning, prewiring options, upgraded carpet quality, varied interior and exterior color schemes, additional appliances and occasionally some room configurations. The Company makes extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

  The Company's homes are typically sold during construction using sales contracts which are usually accompanied by a small cash deposit, although some of the Company's homes are sold after completion of construction. In some cases, purchasers are permitted to cancel these contracts if they are unable to sell their existing homes or fail to qualify for financing and under certain other circumstances. During each of the years ended December 31, 1996, 1995 and 1994, the Company experienced cancellation rates of 24 percent, 25 percent and 29 percent, respectively. Although cancellations can delay the delivery of the Company's homes, they have not, during the last few years, had a material negative impact on sales, operations or liquidity because of the Company's policy of closely monitoring the progress of prospective buyers in obtaining financing and monitoring and adjusting its start plan to better match the level of demand for its homes. Sales are recorded after construction is completed, required down payments are received and title passes. At December 31, 1996, 1995 and 1994, the Company had an inventory of completed and unsold homes of 206, 239 and 260, respectively.

FINANCING

  Until July 1994, the Company offered assistance to a limited number of its homebuyers in obtaining financing for home purchases by arranging mortgage financing through its wholly owned subsidiary, Standard Pacific Savings, F.A. ("Savings"). Such financing was at rates and on terms comparable to other similar mortgage loans originated by Savings for other customers. During 1994, in response to extremely competitive market forces, Savings eliminated its mortgage banking operations and, as a result, has generally not originated any loans for its portfolio for Standard Pacific homebuyers since 1994.

  During the year ended December 31, 1994, approximately one percent of the homes delivered by the Company were financed with funds provided through Savings. The Company's decision to cease its mortgage origination business has not had a significant impact on the sales of its homes.

  Home purchase financing from local lending institutions generally averages 80 percent or more of the purchase price of the homes. During periods of high mortgage rates or difficult economic times, the Company may assist its homebuyers by "buying-down" the interest rates on mortgage loans or subsidizing all or a part of the homebuyers' up front financing fees. The amounts of such "buy-downs" or subsidies is dependent upon prevailing market conditions and interest rate levels.

COMPETITION, BUSINESS RISKS AND REGULATION

  Homebuilding. The homebuilding industry is highly cyclical and competitive, with homebuilders competing for customers, desirable properties, financing, raw materials and skilled labor. In each of the areas in which it operates, the Company competes in terms of location, design, quality, price and available mortgage financing with numerous other residential construction firms, including large national and regional firms, some of which have greater financial resources than the Company. In addition, the Company competes with resales of existing residential housing by individuals, financial institutions and others. Competition is particularly intense when the Company enters a new market area until its reputation becomes firmly established in that area.

  The development, construction and sale of homes are subject to various risks including, among others, the continued availability of suitable undeveloped land at reasonable prices and adverse local market conditions resulting from changes in economic conditions or competitive over-building. As a result of the national and California recessions which began in 1990, the Company recorded in the fourth quarter of 1991 aggregate writedowns of approximately $3 million on several of the Company's California projects to value the remaining homes in these projects at estimated net realizable value. Additionally, during the third quarter of 1992 and the fourth quarter of 1993 adjustments totaling approximately $2.5 million and $3.1 million, respectively, were recorded to reduce the carrying value of certain California projects to the lower of cost or market and to provide for reserves to cover potential price concessions. At December 31, 1995, and as a result of continued adverse trends experienced in some of the Company's markets, particularly in San Diego, coupled with the adoption of Financial Accounting Standards No. 121 (FAS 121), the Company recorded a $46.5 million noncash pretax charge against operations. FAS 121 required a change in method of valuing long-lived assets, including in particular assets such as the Company's real estate holdings (See Note 2 of Notes to Consolidated Financial Statements).

  Other risks include changing governmental regulations; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of the Company's homes; and inclement weather. See "Financing" above and "Economic Conditions and Interest Rates" below for further discussions of the adverse effects of high interest rates.

  In addition, the housing industry is subject to environmental, building, worker health and safety, zoning and real estate regulations by various Federal, state and local authorities. The environmental laws that apply to a given homebuilding site depend upon the site's location, its environmental condition and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, certain new developments, particularly in Southern California, are subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. By raising the cost of the Company's homes to its customers, an increase in such assessments could have a negative impact on the Company's sales.

  In developing a project, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Furthermore, changes in prevailing local circumstances or applicable law may require additional approvals or modifications of approvals previously obtained, including environmental, zoning and other entitlement issues. Prior to acquiring a parcel of land, the Company may utilize deposit arrangements which allow the Company ample time to perform proper diligence and investigate and resolve necessary issues. Although the Company believes that it has acquired a sufficient number of lots to provide for its home construction activities for the near term, no assurances can be given that the Company will be able to sell the homes it produces on a profitable basis.

  The Company is not presently experiencing any serious material or labor shortages; however, the residential construction industry in the past has, from time to time, experienced serious material and labor shortages with shortages in insulation, drywall, certain carpentry work and cement and fluctuating lumber prices and supply. Delays in construction of homes due to these shortages could have an adverse effect upon the Company's homebuilding operations.

PROPOSED LEGISLATION

  In past years, several cities and counties in which the Company has delivered a significant number of homes have approved the inclusion of "slow growth" initiatives and other election ballot measures which could impact the affordability and availability of homes and land within those localities. Although some of these initiatives have been defeated, the Company believes that if, in the future, similar initiatives are introduced and approved, future residential construction by the Company could be negatively impacted.

ECONOMIC CONDITIONS AND INTEREST RATES

  The Company's business is affected by national, world and local economic conditions and events and the effect such conditions and events have on the markets it serves in California and Texas and in particular by the level of mortgage interest rates and consumer confidence in those regions. The Company cannot predict whether interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, and in particular mortgage interest rates, the Company's operating results could be adversely impacted.

OTHER CONSIDERATIONS

  Dependence on California Economy and Housing Markets. The Company presently conducts most of its business in California. There have been periods of time in California where economic growth has slowed and the average sales price of homes in certain areas in California in which the Company does business have declined. There can be no assurance that home sales prices will not decline further in the future.

  Unexpected climatic conditions, such as unusually heavy or prolonged rain or other natural disasters such as earthquakes or fires, may affect operations in certain areas. Periodically, the state of California has experienced drought conditions resulting in water conservation measures and in some cases rationing by local municipalities in which the Company does business. Restrictions by governmental agencies on future construction activity could have an adverse effect upon the Company's operations.

                        STANDARD PACIFIC SAVINGS, F.A.

  In March 1987, the Company acquired certain assets and assumed certain liabilities of a then troubled savings and loan association from the Federal Savings and Loan Insurance Corporation (the "FSLIC"), by contributing cash and all of the common stock of the Company's former mortgage banking subsidiary to Savings. To facilitate the acquisition, the FSLIC created Savings and transferred certain assets and liabilities of the predecessor association to Savings. In connection with the acquisition of Savings, the FSLIC and the Company entered into, among other agreements, an assistance agreement with the FSLIC (the "Assistance Agreement"). At December 31, 1996, Savings, operating out of one branch location, had total assets of $265 million, including approximately $199 million of loans receivable and accrued interest and savings deposits of $133 million.

  In connection with the acquisition, Savings obtained regulatory approval to purchase from the Company loans made by the Company to finance the purchase of its homes. Beginning January 1, 1990, in lieu of purchasing loans from the Company, Savings commenced originating loans directly to buyers of the Company's homes based on Savings' position, which was based on the advice of counsel, that such loans to home buyers should not be treated as loans by Savings to the Company for purposes of applicable affiliate transaction limitations, primarily Section 23A of the Federal Reserve Act. Such loans were made in accordance with Savings' standard loan underwriting and pricing guidelines. Savings has not originated any Standard Pacific loans for its portfolio since 1994.

  Prior to commencing direct loans to buyers of homes from the Company, Savings advised the Office of Thrift Supervision ("OTS") of its intention to directly fund such loans. In addition, in April 1990, the Company and Savings made a formal submission to the General Counsel of the Board of Governors of the Federal Reserve System ("FRB") requesting concurrence with Savings' interpretation of Section 23A. Until October, 1995 neither the FRB nor the OTS responded to the Company's and Savings' request for advice. In October 1995, the Company was notified by the OTS (the "Notice") that in its opinion Section 23A of the Federal Reserve Act applies to loan transactions between Standard Pacific Savings and unaffiliated purchasers of homes constructed by the Company. Under the OTS's interpretation of Section 23A, Savings may not make loans to unaffiliated purchasers of the Company's homes if the aggregate amount of such transactions in Savings' portfolio at any point in time would exceed 10% of Savings' unimpaired capital and unimpaired surplus, or approximately $2.1 million. As of December 31, 1996, Savings had in its portfolio, from prior years' transactions, an aggregate principal balance of loans made to unaffiliated purchasers of the Company's homes of $4.4 million. The OTS granted Savings until September 30, 1997 to dispose of a sufficient quantity of those loans to come into compliance with this 10% limitation. As a result of the effect of complying with the Notice, the Company has determined that Savings no longer provides synergy to the ongoing operations of the Company and accordingly, the Company is evaluating its options with respect to Savings.

COMPETITION

  Savings experiences intense competition in both attracting and retaining deposits. The competition for deposits comes from other savings and loan associations, commercial banks, credit unions, thrift and loan associations and money market mutual funds. Most of the nation's largest savings and loan associations and many large commercial banks are headquartered and have a significant number of branch offices in the area in which Savings operates. Additional competition for consumer savings comes from issuers of corporate and government securities. In addition to offering competitive interest rates, the principal methods used to attract deposits include the additional services offered by Savings, the quality of service rendered and the hours of service that Savings' office is open to the public.

REGULATION AND SUPERVISION OF SAVINGS

GENERAL

  Savings is a federally-chartered savings association, a member of the Federal Home Loan Bank of San Francisco, and is subject to regulation by the OTS and the FDIC. Savings' deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). As a result of its ownership of Savings, the Company is a savings and loan holding company subject to regulation and examination by the OTS. As described in more detail below, statutes and regulations applicable to Savings govern such matters as the amount of capital Savings must hold; dividends, mergers and changes of control; establishment and closing of branch offices; and the investments and activities in which Savings can engage. Statutes and regulations applicable to the Company govern such matters as changes of control of the Company and transactions between Savings and the Company and affiliates of the Company.

  The Company and Savings are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator, including a requirement for Savings of at least one full scope, on-site examination every year. The Director of the OTS imposes assessments on Savings to fund OTS operations, including the cost of examinations. Savings is also subject to examination and supervision by the FDIC, and the FDIC has "back-up" authority to take enforcement action against Savings if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on Savings to cover the cost of FDIC examinations. In addition, Savings is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

FIRREA CAPITAL REQUIREMENTS

  The OTS's capital regulations, as required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), include three separate minimum capital requirements for savings associations--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the regulatory requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances. An IMCR may be appropriate, for example, to the extent that a savings association has a high degree of exposure to interest-rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities or a high proportion of off-balance sheet risk.

  A savings association that fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the OTS Director requiring one or more of the following: an increase in capital; a reduction of rates paid on savings accounts; cessation of or limitations on operational expenditures; an increase in liquidity; and such other actions as may be deemed necessary or appropriate by the OTS Director. In addition, a conservator or receiver may be appointed under appropriate circumstances.

  The regulatory capital requirements are as follows:

  Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) an institution's common stock, perpetual non-cumulative preferred stock, and retained earnings, and (2) the amount, if any, of equity investment by others in the institution's subsidiaries, after deducting (a) intangible assets other than purchased mortgage servicing rights, (b) certain of the institution's investments in subsidiaries engaged as principal in activities not permissible for national banks, and (c) certain deferred tax assets. In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating capital. At December 31, 1996, Savings' tangible capital ratio was 7.9 percent.

  Core capital of at least 3% of adjusted total assets (the "leverage limit"). Core capital consists of tangible capital plus certain purchased credit card relationships and core deposit premium (the premium paid for acquisition of deposits from other institutions). At December 31, 1996, Savings' core capital ratio was 7.9 percent.

  Total capital of at least 8% of risk-weighted assets (the "risk-based capital requirement"). Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). Effective September 30, 1994, institutions with above-normal exposure to interest rate risk may be required to take deductions from total capital to perfect such risk. At least half of total capital must consist of core capital. Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The four risk weight categories range from zero percent for cash and government securities to 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting. At December 31, 1996, Savings' risk-based capital ratio was 18.2 percent, and accordingly Savings exceeded all three regulatory capital requirements.

  The OTS has adopted regulations that, upon implementation, will require the maintenance of additional risk-based capital equal to half of the amount by which the decline in its "net portfolio value" that would result from the impact of a hypothetical 200 basis point change in interest rates on its assets and liabilities exceeds 2 percent of the estimated "economic value" of its assets. In computing its compliance with the risk-based capital standards, that dollar amount is subtracted from the institution's total capital. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. The OTS has deferred implementation of the interest rate risk regulations. Had they been in effect at December 31, 1996, this provision would not have resulted in any required adjustment to Savings' regulatory capital at that date.

PROMPT CORRECTIVE ACTION REQUIREMENTS

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to implement a system of regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS was required to and has established specific capital ratios for five separate capital categories:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An institution that is undercapitalized or lower must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized, and the plan can be accepted only if the institution's performance under the plan is guaranteed by every company that controls the institution. An institution that is undercapitalized is also subject to mandatory limits on expansion, on the ability to make capital distributions, and on the ability to accept brokered deposits and certain benefit plan deposits. In addition, an undercapitalized institution is subject to numerous other restrictions which the OTS may impose in its discretion, including restrictions on transactions with affiliates and interest rates, and to the ability of the OTS to order a sale of the institution, the replacement of directors and management, and the appointment of a conservator or receiver.

  Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is at least 10.0 percent, its ratio of core capital to total assets is at least
6.0 percent, its ratio of tangible capital to total assets is at least 5.0 percent, and it is not subject to any order or directive by the OTS to meet a specific capital level. An institution will be adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8.0 percent, its ratio of core capital to total assets is at least 4.0 percent, and its ratio of tangible capital to total assets (leverage ratio) is at least 4.0 percent (3.0 percent for certain highly-rated institutions). An institution is "undercapitalized" if its ratio of total capital to risk-weighted assets is less than 8.0 percent or has either a core capital or leverage ratio that is less than 4.0 percent. An institution is "significantly undercapitalized" if the ratio of total capital to risk-weighted assets is less than 6.0 percent or has either a core capital or leverage ratio that is less than 3.0 percent. An institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2.0 percent of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1996, Savings' capital qualified it for the well-capitalized category.

ACTIVITIES RESTRICTIONS NOT RELATED TO CAPITAL COMPLIANCE

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months on an averaging "look-back" basis, at least 65 percent of a savings institution's "portfolio assets" must be invested in a limited list of "qualified thrift investments," primarily investments related to housing loans. If Savings fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and Savings must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At December 31, 1996, Savings was a qualified thrift lender, and approximately
96.9 percent of Savings' portfolio assets constituted qualified thrift investments.

  Investments and Loans. In general, federal savings institutions, such as Savings, may not invest directly in equity securities or debt securities that are not rated investment grade, or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital.

  Loans by a savings institution to a single borrower (including certain related persons or entities of such borrower) are generally limited to 15 percent of the institution's "unimpaired capital and unimpaired surplus," plus an additional 10 percent for loans fully secured by readily marketable collateral. Real estate is not included in the definition of "readily marketable collateral" for this purpose. The OTS has amended its loan to one borrower limitation, among other things, to define the term "unimpaired capital and unimpaired surplus" by reference to an institution's regulatory capital, and also to include in the basic 15 percent of capital lending limit that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At December 31, 1996, the maximum amount that Savings could lend to any one borrower (including related persons and entities) under the current loan to one borrower limit was $3.2 million. At December 31, 1996, the largest aggregate amount of loans which Savings had outstanding to any one borrower consisted of two loans in the amount of $1.9 million. All loans to this borrower were current.

  Aggregate loans secured by nonresidential real property are generally limited to 400 percent of the institution's total capital. Commercial loans may not exceed 10 percent of Savings' total assets, and consumer loans may not exceed 35 percent of Savings' total assets. At December 31, 1996, Savings was in compliance with the above investment limits.

  Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the FDIC and OTS. Federal regulations permit federal savings institutions to invest in the capital stock, obligations or other securities of certain types of subsidiaries (referred to as "service corporations") that engage in certain prescribed activities and to make loans to these corporations (and the projects in which they participate) in an aggregate amount not to exceed 2 percent of the institution's assets, plus an additional 1 percent of assets if such investment is used for community development or inner city purposes. Additionally, federal regulations permit an institution having regulatory capital in an amount at least equal to the minimum requirements set forth in the applicable OTS regulations to make additional loans to such subsidiaries in an aggregate amount which, generally, may not exceed 100 percent of regulatory capital in the case of subsidiaries of which the institution owns or controls not more than 10 percent of the capital stock of certain limited partnership joint ventures and 50 percent of regulatory capital in the case of certain other subsidiaries or joint ventures. Federal savings institutions also are permitted to invest in and maintain so-called "operating subsidiaries" (generally, subsidiaries that are engaged solely in activities the parent institution could conduct directly and meeting certain other criteria) free of such investment limitations. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to be a serious threat to the financial safety, soundness or stability of such savings institution or to be otherwise inconsistent with sound banking practices.

  Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies. Among the guidelines adopted by the agencies are maximum loan-to-value ratios for land loans (65 percent); development loans (75 percent); construction loans (80 percent-85 percent); loans on owner-occupied 1-4 family property, including home equity loans (no limit, but loans at or above 90 percent require private mortgage insurance or readily marketable collateral); and loans on other improved property (85 percent).

  The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's total risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 family property should not exceed 30 percent of total risk-based capital. Savings believes that its current lending policies and practices are consistent with the guidelines, although Savings generally has not originated any new loans since June 1995.

DEPOSIT INSURANCE

  General. Savings' deposits are insured by the FDIC to a maximum of $100,000 for each insured depositor. Under FIRREA, the FDIC administers two separate deposit insurance funds: the Bank Insurance Fund (the "BIF") which insures the deposits of commercial banks and institutions that were insured by the FDIC prior to FIRREA, and the SAIF which maintains a fund to insure the deposits of institutions, such as Savings, that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to FIRREA. Savings is a member of the SAIF.

  The FDIC has the authority to set the respective deposit insurance premiums of the SAIF and of the BIF at levels it determines to be appropriate to maintain the SAIF or BIF reserves at their designated reserve ratios or to fund the administration of the FDIC. In addition, FDICIA authorizes emergency special assessments applicable to BIF and SAIF members. The OTS Director also is authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

  Insurance Premium Assessments. FDICIA directed the FDIC to establish by January 1, 1994 a risk-based system for setting deposit insurance assessments. The FDIC has implemented such a system, under which an institution's insurance assessments will vary depending on capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Under the FDIC's system, the assessment rate for SAIF deposits varies from 0.23 percent of covered deposits for well-capitalized institutions that are deemed to have no more than a few minor weaknesses, to 0.31 percent of covered deposits for less than adequately capitalized institutions that pose substantial supervisory concern. The FDIC can act by regulation to change the assessment rates, or the parity of BIF and SAIF rates, based on the condition of the BIF and the SAIF, provided that SAIF rates are not less than BIF rates.

  The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the FSLIC. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act provides for the following:

  (i) A special assessment in the amount of 65.7 basis points on SAIF-insured deposits held by depository institutions on March 31, 1995. The special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of 1.25 percent of the deposits insured by SAIF. Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996. Savings recorded a charge in the third quarter of 1996 in the amount of a pproximately $1.3 million to cover this special one-time assessment.


  (ii) As a result of the Funds Act, the assessment rate for SAIF deposits, effective January 1, 1997, will range from 0.0 percent to 0.27 percent, a reduction from the prior assessment rate as discussed above.

  (iii) Commencing January 1, 1997, BIF-insured institutions will be responsible for a portion of the annual carrying costs of the FICO bonds. Such institutions will be assessed at 20 percent of the rate applicable to SAIF-insured institutions until December 31, 1999. As of January 1997 BIF-insured institutions will pay 1.29 basis points versus the SAIF-insured institutions' rate of 6.44 basis points. Additionally, pursuant to the Funds Act, if the reserves in BIF at the end of any semiannual assessment period exceed 1.25 percent of insured deposits, the FDIC is required to refund the excess to the BIF-insured institutions.

  (iv) The merger of the BIF and the SAIF on January 1, 1999 to create the Deposit Insurance Fund, but only if no more savings associations are in existence at that time. The Funds Act also directs the Secretary of the Treasury to conduct a study and submit recommendations to Congress regarding the establishment of a common charter for depository institutions.

LEGISLATIVE MATTERS

  Substantial alterations in the current banking regulatory structure and the deposit insurance system are contemplated by several bills introduced in the Congress. Generally, the bills would eliminate the federal savings association charter and convert all federal savings associations to either national banks or state-chartered banks or savings associations. As a consequence, the Home Owners' Loan Act, the primary body of laws governing the incorporation and operation of Federal savings associations, would be repealed and the Office of Thrift Supervision (the "OTS"), the primary regulator of Federal and state savings associations, would be eliminated and its responsibilities transferred to the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), and the Federal Reserve Board (the "FRB").

  Savings cannot predict whether or when any of the proposed legislation will be enacted or what provisions any enacted legislation may contain.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

  Affiliate and Insider Transactions. The ability of the Company and its non-depository subsidiaries to engage in transactions with Savings is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act which also govern BIF-insured banks. These rules generally require that all transactions between Savings and an affiliate must be on arms length terms. The term "affiliate" covers any company that controls or is under common control with Savings, but generally does not include individuals or Savings' subsidiaries.

  Under Section 23A and Section 11 of the Home Owners' Loan Act, specific restrictions apply to transactions in which Savings provides funding to its affiliates: Savings may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any "low-quality asset," defined as any asset that has been classified, a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due, among others. As to affiliates engaged in bank holding company-permissible activities, the aggregate of "covered transactions," including loans, guarantees, and letters of credit provided by the savings association for the benefit of any one affiliate, and purchases of assets by the savings association from the affiliate, may not exceed 10 percent of the savings association capital stock and surplus (20 percent for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral equal to at least 100 percent of the amount of the loan (130 percent if the collateral consists of equity securities, leases or real property).

  Loans by Savings to its directors, executive officers, and 10 percent shareholders of Savings, the Company, or the Company's subsidiaries (collectively, "insiders"), or to a corporation or partnership that is at least 10 percent owned by an insider (a "related interest") are subject to limits in addition to the affiliate transaction rules. However, a company (such as the Company) that controls a savings institution is excluded from the coverage of the insider lending rules even if it owns 10 percent or more of the stock of the institution, and is subject only to the affiliate transaction rules. All loans to executive officers, insiders and their related interests must be underwritten and made on non-preferential terms and are subject to stringent limitations and Board approval requirements. At December 31, 1996, Savings did not have any loans outstanding to any of its directors or officers.

  Payment of Dividends and Other Capital Distributions. The payment of dividends, stock repurchases, and other capital distributions by Savings to the Company is subject to regulation by the OTS. Currently, 30 days prior notice to the OTS of any proposed capital distribution is required. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS.

  For an institution that meets its capital requirements, the safe harbor amount is the greater of (a) 75 percent of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk-weighted assets ratio over 8 percent to be only one-half of such excess at the beginning of the current year. Institutions that do not meet their current capital requirements prior to, or on a pro forma basis after giving effect to, a proposed capital distribution, may not make any capital distributions, with the exception of repurchases or redemption's of the institution's shares that are made in connection with the issuance of additional shares and that will improve the institution's financial condition. The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the distribution would constitute an unsafe or unsound practice.

  The OTS has proposed to amend its regulation on capital distributions to eliminate the three-tiered system. Under the OTS's proposal, savings institutions that are owned by a holding company, such as Savings, would still have to provide at least 30 days' advance notice of the declaration of a dividend. However, Savings would not be required to obtain advance approval from the OTS in order to make a distribution in excess of the safe harbor amount, unless such distribution would cause Savings to fail to meet the OTS's prompt corrective action "adequately capitalized" category. The OTS would retain the authority to prohibit any capital distribution upon a determination that the making of such distribution would constitute an unsafe or unsound practice, and would use the safe harbor amount as a "rule of thumb" in making such a determination. The Company does not anticipate that adoption of the proposed regulation would have a material impact on its dividend policies.

  Enforcement. Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company's subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. FIRREA also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (i) limit the payment of dividends by the savings institution,
(ii) limit transactions between the savings institution and its holding company or its affiliates, and (iii) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

  In addition, FIRREA includes savings and loan holding companies within the category of person designated as "institution-affiliated parties." An institution-affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party took any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting a violation of law or unsafe or unsound practice by a savings institution.

  Limits on Change of Control. Subject to certain limited exceptions, control of Savings or the Company may only be obtained with the approval (or in the case of an acquisition of control by an individual, the non-disapproval) of the OTS, after a public comment and application review process. Under OTS regulations defining "control," a rebuttable presumption of control arises if an acquiring party acquires more than 10 percent of any class of Savings or the Company (or more than 25 percent of any class of stock, whether voting or non-voting) and is subject to any "control factors" as defined in the regulation. Control is conclusively deemed to exist if an acquirer holds more than 25 percent of any class of voting stock of Savings or the Company, or has the power to control in any manner the election of a majority of directors.

  Any company acquiring control of Savings or the Company becomes a savings and loan holding company, must register and file periodic reports with the OTS, and is subject to OTS examination. With limited exceptions, a savings and loan holding company may not directly or indirectly acquire more than 5 percent of the voting stock of another savings and loan holding company or savings institution without prior OTS approval.

CLASSIFICATION OF ASSETS

  Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses or charge-offs and report the results of such classification quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution, and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether and to what extent (a) additional assets must be classified, and (b) the institution's valuation allowances must be increased.

COMMUNITY REINVESTMENT ACT

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

  In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on Savings' last compliance examination conducted during 1995, Savings was rated "needs to improve".

FEDERAL HOME LOAN BANK SYSTEM

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, Savings is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1 percent of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30 percent of its assets were home mortgage loans, or 5 percent of its outstanding advances are from the FHLB of San Francisco. At December 31, 1996 Savings was in compliance with this requirement. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

  Each FHLB is required to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the government entity established to raise funds to resolve troubled savings institution cases, to fund the principal and a portion of the interest on the REFCORP bonds and certain other obligations. In addition, each FHLB must transfer a percentage of its annual net earnings to a federal affordable housing program. That amount increased from 5 percent of the annual net earnings of the FHLB in 1990 to at least 10 percent of its annual net earnings in 1995 and subsequent years. As a result of these requirements, the earnings of the FHLB of San Francisco were reduced and Savings received reduced dividends on its FHLB of San Francisco stock as compared with prior periods. Savings recorded dividend income on its FHLB of San Francisco stock in the amounts of approximately $467,000 and $460,000 for the years ended December 31, 1996 and 1995, respectively. If dividends are further reduced, or interest on future FHLB advances increased, Savings' net interest income would likely be reduced.

LIQUIDITY

  Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or Federal agency obligations) equal to at least 5 percent of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4 percent to 10 percent of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. Federal regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1 percent of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. For the calculation period including December 31, 1996, the total liquidity and short-term liquidity ratios of Savings were 17 percent and 9.8 percent, respectively, which exceeded the total requirements.

FEDERAL RESERVE SYSTEM

  The FRB requires savings institutions to maintain noninterest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) if these transaction accounts exceed certain dollar levels. For the calculation period including December 31, 1996, Savings was not required to maintain any noninterest-earning reserves and, accordingly, was in compliance with this requirement. The balances maintained, if any, to meet the reserve requirements imposed by the FRB may be used to satisfy Savings' liquidity requirements discussed above.

  As a creditor and a financial institution, Savings is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including Savings, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property.

TAXATION

  For Federal income tax purposes, Savings filed a consolidated return with its subsidiaries through 1991. Since 1992, Savings has been included in the consolidated Federal income tax return of the Company.

  For California franchise tax purposes, savings and loan associations are taxed as "financial corporations". Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their exemption from personal property and local taxes.

  Savings has executed a tax allocation agreement (the "Agreement") with the Company. The Agreement states that Savings will file a consolidated Federal income tax return with the Company. The Agreement requires the parties to allocate their total tax liability based on each parties separate return tax liability. Moreover, the parties agree to reimburse each other for tax losses or credits in an amount equal to 100 percent of the tax benefits realized by the consolidated group. Savings makes payments to the Company at the time that such tax amounts are actually paid to the respective taxing authority by the Company. Any tax related funds paid by Savings to the Company prior to the estimated tax due dates or filing dates are to be held in trust.

                             PANEL CONCEPTS, INC.

  Panel Concepts manufactures and sells moveable and acoustical office furniture systems, office partitions and seating. Panel Concepts' acoustical panels are made of lightweight, sound absorbing material designed to be utilized as an interconnecting office panel system. The panels are covered with fabric in numerous colors and sizes which are used to create readily moveable office work station systems and partitions. To a lesser extent, Panel Concepts also manufactures or supplies furniture components, such as shelves, work surfaces and drawer pedestals, which can be attached to the panels as part of an overall office system. Panel Concepts' products are sold on a nationwide basis to a broad variety of customers primarily through independent sales representatives and office furniture dealers. In addition, Panel Concepts' products are sold to the government on GSA contract.

  Panel Concepts' competitors in the office systems market include large national and regional firms, many of which are better established and have greater resources than Panel Concepts. The manufacture and sale of office furniture is subject to various risks including, among others, changes in overall economic conditions, the cost of materials and labor, environmental regulations affecting manufacturing operations, foreign competition and the ability to successfully market Panel Concepts' products in the face of strong competition.

                                   EMPLOYEES

  At December 31, 1996, the Company had approximately 449 employees.

  During the past five years, the Company has not directly experienced a work stoppage in its operations caused by labor disputes. Construction of homes in projects developed by the Company has, from time to time, been delayed due to strikes by certain construction unions against subcontractors retained by the Company or strikes against suppliers of materials used in the construction of homes. Such delays have not had a significant adverse effect on the Company's homebuilding operations. The Company believes that its relations with its homebuilding employees and subcontractors are satisfactory.

ITEM 2. PROPERTIES

  In addition to real estate held for development and sale, which is either owned or under option to be purchased by the Company, the Company leases approximately 4.8 acres of land in Costa Mesa, California under leases expiring in 2002 on which the Company's executive office, the offices of the Orange County housing division and a manufacturing facility (which is leased to an unrelated party) are located. The Company's other real estate housing divisions occupy various facilities under leases which expire from 1998 through 2000. The offices and manufacturing facilities of Panel Concepts are located in Santa Ana, California in an 80,000 square foot building leased through 1999. Panel Concepts owns a plant and land in Greensboro, North Carolina which was previously used for furniture manufacturing and is currently held for sale. Additionally, Panel Concepts leases showrooms in New York and Chicago whose facilities are each in excess of 6,000 square feet with the leases expiring in 1999 and 2000, respectively. The administrative office and branch location for Savings is located in Newport Beach, California. A total of 5,072 square feet is leased under a lease which expires in 2003.

  As of December 31, 1996, the Company was subleasing approximately 29,000 square feet of manufacturing facilities to unrelated parties under leases expiring through 1998.

  The Company believes that all of its properties are well suited for the purposes for which they are used and they can generally support additional capacity.

ITEM 3. LEGAL PROCEEDINGS

  Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company and its subsidiaries. The Company believes that such claims and actions should not have a material adverse effect upon the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
       MATTERS

  The Company's shares of common stock are listed on the New York Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the reported high and low closing prices of the common shares as reported on the New York Stock Exchange Composite Tape and the amount of common dividends paid.

                                              YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                            1996                   1995
                                   ---------------------- ----------------------
      QUARTER ENDED                 HIGH   LOW   DIVIDEND  HIGH   LOW   DIVIDEND
      -------------                ------ ------ -------- ------ ------ --------
      March 31.................... $7 1/4 $5 7/8   $.03   $6 7/8 $5 1/4   $.03
      June 30.....................  7 3/8  6 3/8    .03    8 3/8  5 1/8    .03
      September 30................  7 1/8  5 3/4    .03    7 5/8  6 3/8    .03
      December 31.................  6 1/4  5 1/4    .03    7 1/8  5 5/8    .03

  As of March 5, 1997, the approximate number of record holders of common stock of the Company was 2,033.

ITEM 6. SELECTED FINANCIAL DATA

                                     FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Homebuilding Operations:
  Revenues..............  $  399,863  $  346,263  $  374,783  $  249,884  $  248,130
  Income (loss) before
   taxes (1)............      12,948     (37,247)     11,200      (1,617)      3,892

Manufacturing
 Operations:
  Net product sales.....  $   19,311  $   15,177  $   17,225  $   13,722  $   18,149
  Income (loss) before
   taxes (2)............       2,087         (42)        969         608      (2,331)

Savings and Loan
 Operations:
  Interest income.......  $   20,072  $   25,805  $   25,863  $   25,707  $   29,279
  Income (loss) before
   taxes (3)............      (1,037)     (8,600)     (2,179)      3,977       4,935

Consolidated results:
  Revenues..............  $  439,246  $  387,245  $  417,871  $  289,313  $  295,558
                          ==========  ==========  ==========  ==========  ==========
  Income (loss) before
   taxes and cumulative
   effect of change in
   accounting principle
   .....................      13,998     (45,889)      9,990       2,968       6,496
  (Provision) benefit
   for income taxes.....      (5,605)     18,526      (4,103)     (1,149)     (1,973)
                          ----------  ----------  ----------  ----------  ----------
  Income (loss) before
   cumulative effect of
   change in accounting
   principle............       8,393     (27,363)      5,887       1,819       4,523
  Cumulative effect of
   change in accounting
   for income taxes.....         --          --          --          858         --
                          ----------  ----------  ----------  ----------  ----------
  Net Income (loss).....  $    8,393  $  (27,363) $    5,887  $    2,677  $    4,523
                          ==========  ==========  ==========  ==========  ==========
  Income (loss) per
   share before
   cumulative effect of
   change in accounting
   principle ...........  $     0.28  $    (0.90) $     0.19  $     0.06  $     0.15
  Cumulative effect of
   change in accounting
   for income taxes.....         --          --          --         0.03         --
                          ----------  ----------  ----------  ----------  ----------
  Net Income (loss) per
   share................  $     0.28  $    (0.90) $     0.19  $     0.09  $     0.15
                          ==========  ==========  ==========  ==========  ==========
  Stockholders' equity
   per share............  $     8.79  $     8.58  $     9.51  $     9.49  $     9.52
  Cash dividends paid
   per share............  $     0.12  $     0.12  $     0.12  $     0.12  $     0.09
  Weighted average
   common and equivalent
   shares outstanding...  30,011,595  30,488,676  30,674,349  30,633,471  29,810,974
  Total assets..........  $  695,379  $  773,178  $  922,870  $  857,915  $  920,634
  Long-term debt:
   residential housing
   and corporate........  $   80,000  $  129,062  $  134,360  $  147,273  $   93,957
  Stockholders' equity..  $  260,350  $  257,846  $  291,127  $  290,395  $  291,182

--------
(1) The 1995 homebuilding operations' pretax loss of $37.2 million reflects the adoption of FAS 121 which resulted in a $46.5 million noncash pretax charge to operations (see Note 2 of Notes to Consolidated Financial Statements).

(2) Excludes intercompany interest income of $274, $241, $270, $247 and $211, respectively, for the five years in the period ended December 31, 1996.

(3) The 1996 savings and loan operations' pretax loss of $1.0 million includes a $1.3 million nonrecurring charge for the recapitalization of the Savings Association Insurance Fund.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF OPERATIONS BY SEGMENT

  Set forth below is a discussion of the Company's operations by segment. The Company's principal business segments are Residential Housing, including the Corporate segment, Manufacturing and Savings and Loan.

RESIDENTIAL HOUSING AND CORPORATE SEGMENT

SELECTED FINANCIAL INFORMATION

                                                  YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996      1995       1994
                                                 --------  --------   --------
                                                   (DOLLARS IN THOUSANDS)
Revenues........................................ $399,863  $346,263   $374,783
Cost of sales...................................  371,554   330,498    354,463
Noncash charge for impairment of long-lived
assets..........................................      --     46,491        --
                                                 --------  --------   --------
  Gross margin..................................   28,309   (30,726)    20,320
                                                 --------  --------   --------
  Gross margin percentage.......................      7.1%     (8.9)%      5.4%
                                                 --------  --------   --------
General and administrative expenses.............   13,863    12,169     13,950
Income from unconsolidated joint ventures.......    4,708     6,953      4,234
Interest expense................................    7,142     1,860        --
Other income....................................      936       555        596
                                                 --------  --------   --------
    Pretax income (loss)........................ $ 12,948  $(37,247)  $ 11,200
                                                 ========  ========   ========

  The Residential Housing and Corporate segment information shown above is after the elimination of intercompany transactions.

OPERATING DATA

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996      1995      1994
                                                  --------- --------- ---------
New homes delivered:
  California.....................................     1,131       942       949
  Texas..........................................       338       299       311
  Joint ventures (California)....................       154       195       108
                                                  --------- --------- ---------
  Total..........................................     1,623     1,436     1,368
                                                  ========= ========= =========
Average selling price-California deliveries
 (excluding joint ventures)...................... $ 292,007 $ 308,383 $ 333,797
Average selling price-Texas deliveries........... $ 185,622 $ 180,058 $ 184,194
Combined average selling price (excluding joint
ventures)........................................ $ 267,529 $ 277,465 $ 296,871
Combined average selling price (including joint
ventures)........................................ $ 261,681 $ 271,936 $ 295,772
Net new orders...................................     1,798     1,480     1,341
Backlog at year end..............................       485       312       272

SELECTED BALANCE SHEET INFORMATION

                                                          AT DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
Identifiable assets, total.......................... $391,580 $384,373 $470,789
  Real estate inventories...........................  372,645  367,676  456,655
  Other.............................................   18,935   16,697   14,134

                             RESULTS OF OPERATIONS

1996 COMPARED TO 1995

  During the year ended December 31, 1996, the Company delivered 1,623 new homes (including 154 homes delivered by the Company's unconsolidated joint ventures) at an average selling price of $261,681 compared to 1,436 new homes (including 195 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $271,936 during 1995.

  Excluding the Company's unconsolidated joint ventures, residential housing revenues increased by 15.5 percent from the prior year, while cost of sales (before the impairment charge in 1995) increased by 12.4 percent. The increase in residential housing revenues from the prior year of approximately $53.6 million resulted primarily from an increase of $63.3 million attributable to 228 more homes delivered and a $4.9 million increase in revenues attributable to land sales, which were partially offset by a decrease of $14.6 million due to a 3.6 percent lower average selling price of new homes delivered. The increase in unit deliveries was primarily attributable to a 46 percent increase in deliveries from the Northern California division to 366 homes, a 19 percent increase in deliveries from the Ventura division to 184 homes and a 13 percent increase in Texas deliveries to 338 homes. The increase in deliveries can be attributed to, among other things, improved market conditions in the geographic markets the Company serves, particularly in California, as well as lower mortgage interest rates during most of 1996 as compared to fiscal 1995.

  The average selling price of the Company's homes is impacted by product mix, geographic mix and changing prices on homes sold. The decrease in the average selling price from 1995 to 1996 was due primarily to a reduction in deliveries of higher priced homes from the Company's Orange County division. The Company expects its average selling price in the next few quarters to increase as the Company begins to deliver a greater percentage of homes in the $400,000 to $800,000 price range from certain of its newer projects in Orange County and the San Francisco Bay area.

  The $41.1 million increase in residential housing cost of sales (before the impairment charge in 1995) included $60.4 million attributable to an increased number of new home deliveries and a $5.8 million increase in cost of sales attributable to undeveloped lots sold, which were partially offset by a decrease of $25.1 million due to a decrease in the average cost of new homes delivered. The decrease in the average cost of new homes delivered was primarily due to the changing product mix discussed above.

  Excluding the Company's unconsolidated joint ventures, the gross margin percentage for 1996 was 7.1 percent compared to 4.6 percent (before the impairment charge) in 1995. The increase in the gross margin percentage was primarily due to improved market conditions in the California markets, higher absorption rates, as well as proportionately more deliveries from newer projects in 1996 as compared to 1995. The newer projects generally carry higher margins than older projects, which include land acquired in prior years at higher prices.

  General and administrative expenses for the residential housing and corporate segment increased by approximately 13.9 percent from 1995. This increase is primarily attributable to increases in construction activity, deliveries and incentive compensation due to increased profitability. These expenses remained fairly constant at 3.5 percent of revenues for both years.

  Income from the unconsolidated joint ventures decreased from approximately $7.0 million in 1995 to $4.7 million in 1996 as a result of fewer unit deliveries as well as more deliveries of lower priced product from one of the joint ventures. This joint venture delivered 151 new homes in 1996 compared to 195 new homes in 1995 and will deliver the remaining 15 homes during 1997. The Company delivered three homes from a new joint venture during the fourth quarter. This new joint venture could deliver up to several hundred homes over the next five to seven years.

  The following selected operating information has been adjusted on a proforma basis to include the operating results of the Company's unconsolidated joint ventures (dollars in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
   Revenues........................................... $   432,031  $   392,429
   Cost of sales......................................     399,014      369,711
                                                       -----------  -----------
     Gross margin..................................... $    33,017  $    22,718
                                                       ===========  ===========
   Gross margin percentage............................         7.6%         5.8%

  Interest incurred for 1996 was $16.7 million of which $9.5 million was capitalized to real estate inventories and $7.1 million was expensed compared to $19.2 million incurred in 1995 of which $17.3 million was capitalized and $1.9 million expensed.

  Net new home orders for the year totaled 1,798, a 21 percent increase from 1995 and the second highest level in Company history. During the year, the Company's Orange County division recorded 686 net new orders (including the joint ventures), up 10 percent from 1995, and the Northern California division generated 474 net new home orders, a 67 percent increase over the 1995 total. Net new home orders for the 1996 fourth quarter totaled a record 343 homes, an 11 percent increase from the 1995 fourth quarter. The improving order trend has resulted in a backlog of presold homes of 485 at December 31, 1996, a 55 percent increase over the prior year and the highest fourth quarter backlog since 1989. These positive trends can be attributed, in part, to a favorable mortgage interest rate environment during 1996, an improving economy in many parts of California in which the Company operates and the opening of 13 new projects in California.

1995 COMPARED TO 1994

  During the year ended December 31, 1995, the Company delivered 1,436 new homes (including 195 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $271,936 compared to 1,368 new homes (including 108 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $295,772 during 1994.

  Excluding the Company's unconsolidated joint venture, residential housing revenues for 1995 decreased by 7.6 percent from 1994, while cost of sales for 1995 (before the impairment charge) decreased by 6.8 percent. The decrease in residential housing revenues from the prior year of approximately $28.5 million resulted primarily from a decrease of $5.6 million attributable to 19 fewer homes delivered and a decrease of $24.1 million due to a 6.5 percent lower average selling price of new homes delivered. The slight decline in unit deliveries was a result of reduced deliveries by all of the Company's homebuilding divisions except for the San Diego and Houston divisions. The decrease in deliveries was attributed to, among other things, extremely competitive market conditions in the geographic markets the Company serves as well as rising interest rates during most of 1995 which resulted in higher mortgage rates for the Company's products. The decrease in the average selling price from 1994 to 1995 was primarily due to increased deliveries of homes in the $150,000 to $300,000 price range. During 1994, proportionately more homes were delivered which sold in excess of $600,000.

  The $24.0 million decrease in residential housing cost of sales (before the impairment charge) in 1995 included $5.3 million attributable to a reduced number of new home deliveries and $19.7 million from a decrease in the average cost of new homes delivered. The decrease in the average cost of new homes delivered was primarily due to the changing product mix discussed above whereby more homes were sold in the general price range of $150,000 to $300,000 during 1995.

  During the fourth quarter of 1995, the Company adopted FAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The new rule changed the method of valuing long-lived assets, including the Company's real estate holdings. The fourth quarter charge, which approximated $46.5 million, affected various assets held by the Company's residential homebuilding divisions, however, a substantial portion of the charge related to certain assets held in the San Diego area.

  Excluding the Company's unconsolidated joint venture, the gross margin percentage for 1995 was 4.6 percent (before the impairment charge) compared to
5.4 percent in 1994. The decline in the gross margin percentage was primarily due to increased competition in many of the Company's homebuilding markets resulting in increased use of sales and marketing incentives and price concessions. Additionally, the Company expensed through cost of sales certain costs due to lower sales absorption rates that would have otherwise been capitalized into real estate inventories.

  General and administrative expenses for the residential housing and corporate segments decreased by approximately 12.8 percent from 1994. General and administrative expenses also decreased as a percentage of residential housing sales from 3.7 percent in 1994 to 3.5 percent in 1995. This decrease is attributable to a reduction in several categories of overhead expense, including a reduction in incentive compensation based upon the reduced profitability of the residential housing and corporate segment.

  Income from the unconsolidated joint venture increased from $4.2 million in 1994 to $7.0 million in 1995 as a result of increased deliveries. The joint venture delivered 195 new homes in 1995 compared to 108 new homes in 1994. The joint venture delivered its first home in June 1994.

                          CARRYING COSTS, REAL ESTATE
                         INVENTORIES AND COST OF SALES

                                                    AT DECEMBER 31,
                                            ---------------------------------
                                              1996        1995        1994
                                            ---------  ----------  ----------
                                                 (DOLLARS IN MILLIONS)
Carrying costs in inventory and the
 percentage of
 total real estate inventory:
  Interest................................. $25.1 6.7% $32.5  8.8% $54.4 11.9%
  Taxes....................................   8.0 2.1    8.8  2.4   15.2  3.3
                                            ----- ---  ----- ----  ----- ----
                                            $33.1 8.8% $41.3 11.2% $69.6 15.2%
                                            ===== ===  ===== ====  ===== ====
Total real estate inventories..............   $373        $368        $457
Cost of sales for the year then ended
 (before FAS 121 adjustment)...............    372         330         354
Ratio of cost of sales to ending inventory
 (Inventory turn ratio)....................   1.00         .90         .77

  The increase in the inventory turn ratio is due to a 12 percent increase in cost of sales while real estate inventories only increased slightly more than one percent. This positive trend is primarily due to an 18 percent increase in unit deliveries resulting from improved market conditions in California. The increase in unit deliveries is principally a result of higher sales absorption rates at many of the Company's California locations. Additionally, the Company continues to deliver homes from its older projects which have been in the Company's inventory balances for several years and which generally have higher land and interest costs than more recent acquisitions. This in turn creates a more favorable mix of newer projects to the total inventory balance. The newer projects generally develop and deliver more quickly than the older projects.

  Capitalized interest in real estate inventory at December 31, 1996, decreased approximately $7.4 million from December 31, 1995, a decrease of approximately 23 percent. This decrease can be attributed to (1) the sale of homes from older projects which generally include higher carry costs than new projects and (2) improving market conditions which have resulted in shorter holding periods and a higher inventory turnover rate.

                        UTILIZATION OF DEBT AND EQUITY
                      IN FUNDING REAL ESTATE INVENTORIES

  Sources of financing for the Company's real estate inventories were as follows for the three years ended December 31, 1996:

                                                          AT DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
Purchase money deeds of trust........................       1%       4%       4%
Unsecured debt.......................................      42       40       41
Equity...............................................      57       56       55
                                                      -------  -------  -------
                                                          100%     100%     100%
                                                      =======  =======  =======

MANUFACTURING SEGMENT

SELECTED FINANCIAL INFORMATION
                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                        (DOLLARS IN THOUSANDS)
Net product sales.................................... $19,311  $15,177  $17,225
Cost of sales........................................  12,011    9,856   10,896
                                                      -------  -------  -------
  Gross margin.......................................   7,300    5,321    6,329
                                                      -------  -------  -------
  Gross margin percentage............................    37.8%    35.1%    36.7%
                                                      -------  -------  -------
Selling, general and administrative expenses.........   5,304    5,527    5,481
Other income (1).....................................     365      406      391
                                                      -------  -------  -------
Pretax income........................................ $ 2,361  $   200  $ 1,239
                                                      =======  =======  =======
Identifiable assets.................................. $12,508  $ 9,485  $ 9,892
                                                      =======  =======  =======

-------
(1) Includes intersegment income of $274, $241 and $270 for the years ended December 31, 1996, 1995 and 1994, respectively. These intersegment transactions are eliminated in consolidation with no effect on consolidated earnings.

1996 COMPARED TO 1995

  Net product sales for 1996 increased 27 percent to $19.3 million from $15.2 million in 1995. The increase in sales can be attributed to improvements in the national economy and the resultant impact on the office furniture industry and the introduction of new products during 1996 which have been positively accepted in the market. The gross margin percentage increased in 1996 due to product mix as well as favorable economies of scale and absorption of factory overhead as a result of increased sales volume.

  Although net sales volume increased during 1996, selling, general and administrative expenses for 1996 decreased compared to 1995 amounts and as a percent of sales from 36.4 percent in 1995 to 27.5 percent in 1996. This reduction is primarily attributable to management's implementation of aggressive cost cutting measures.

1995 COMPARED TO 1994

  Net product sales for 1995 decreased almost 12 percent to $15.2 million from $17.2 million in 1994. Sales in 1994 included a greater amount of foreign orders, particularly from Mexico. The gross margin percentage was below 1994 levels due to product mix and lower sales volumes.

  Selling, general and administrative expenses for 1995 were up slightly over the 1994 amounts and increased as a percent of sales from 31.8 percent in 1994 to 36.4 percent in 1995 primarily as a result of additional selling and marketing costs incurred in connection with the introduction of new products during 1995 plus the somewhat fixed nature of the general and administrative expenses overall.

SAVINGS AND LOAN SEGMENT

SELECTED FINANCIAL INFORMATION

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Interest income (1)..............................  $ 20,072  $ 25,809  $ 25,867
Interest expense.................................    17,450    24,105    19,986
                                                   --------  --------  --------
  Net interest margin............................     2,622     1,704     5,881
                                                   --------  --------  --------
Provision for loan losses........................       465     3,354     2,475
General and administrative expenses..............     2,243     3,279     5,690
(Loss) gain on sale of investments and adjustment
 for lower of cost or market on loans available
 for sale........................................       (21)   (1,966)     (768)
SAIF recapitalization charge.....................     1,291       --        --
Other income (expense), including special charge
in 1995..........................................       361    (1,701)      877
                                                   --------  --------  --------
(Loss) before income taxes.......................    (1,037)   (8,596)   (2,175)
Benefit for income taxes.........................       429     3,620       890
                                                   --------  --------  --------
Net (loss).......................................  $   (608) $ (4,976) $ (1,285)
                                                   ========  ========  ========

SELECTED BALANCE SHEET INFORMATION

                                                        AT DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Assets:
Cash and investments.............................  $ 52,660  $ 65,337  $ 91,957
Mortgage notes receivable and accrued interest,
net..............................................   199,135   269,128   316,969
Real estate owned, net...........................     2,079     2,704     2,339
Investment in FHLB stock.........................     7,958     7,500     9,013
Other assets.....................................     3,441     5,985     3,282
                                                   --------  --------  --------
  Total assets...................................  $265,273  $350,654  $423,560
                                                   ========  ========  ========
Liabilities and Stockholder's Equity:
Savings accounts.................................  $132,813  $157,542  $188,163
Securities sold subject to agreements to
repurchase.......................................       --     15,016    46,774
FHLB advances, secured by mortgage notes
receivable and other assets......................   109,000   150,000   160,300
Other liabilities and intercompany account (1)...     2,458     6,527     3,315
                                                   --------  --------  --------
  Total liabilities..............................   244,271   329,085   398,552
Stockholder's equity.............................    21,002    21,569    25,008
                                                   --------  --------  --------
  Total liabilities and stockholder's equity.....  $265,273  $350,654  $423,560
                                                   ========  ========  ========
Stockholder's equity as a percentage of total
assets...........................................       7.9%      6.2%      5.9%
                                                   ========  ========  ========

--------
(1) Certain intersegment transactions and balances are eliminated in consolidation with no effect on consolidated earnings or equity. Included in net interest income is intersegment income for each of the three years ended December 31, 1996 of $0, $4 and $4, respectively.

                             RESULTS OF OPERATIONS

1996 COMPARED TO 1995

  Interest income in 1996 amounted to $20.1 million, a $5.7 million decrease from the 1995 amount. This decrease was due primarily to the decrease in the average balance of interest earning assets from $389.4 million in 1995 to $239.9 million in 1996, which was partially offset by an increase in the weighted average interest rate on interest earning assets from 6.63 percent in 1995 to 6.83 percent in 1996. The increase in the weighted average interest rate was primarily due to the upward repricing on many of the adjustable rate mortgages in Savings' portfolio as well as the sale of $22 million of lower interest rate loans during 1996. The decrease in the average balance of interest earning assets between years is due primarily to the Company's decision to reduce Savings' asset level.

  Interest expense for the year amounted to $17.5 million, a decrease of $6.7 million from 1995. The decrease in interest expense resulted from a decrease in the average balance of interest bearing liabilities and by a decrease in the weighted average cost of interest bearing liabilities. The decrease in the cost of funds was primarily due to decreases during most of the year of the cost of savings deposits and the effect of new borrowings at more favorable interest rates.

  Savings generated an after-tax loss of $608,000 for 1996 compared to an after-tax loss of $5.0 million in 1995. The 1996 after-tax loss includes a one time pretax charge of approximately $1.3 million incurred in connection with the recapitalization of the Savings Association Insurance Fund (SAIF). Excluding the SAIF recapitalization charge, Savings' net income would have been approximately $150,000. The net interest margin increased to $2.6 million in 1996 from $1.7 million in 1995. The increase in the net interest margin can be attributed to the declining cost of borrowings during 1996 and the upward repricing of many of the adjustable rate mortgages in Savings' portfolio. General and administrative expenses declined by approximately $1.0 million between 1996 and 1995 due to reductions associated with a lower level of business activity.

1995 COMPARED TO 1994

  Interest income in 1995 amounted to $25.8 million, a slight decrease from the 1994 amount. The decrease in the average balance of interest earning assets from $409.6 million in 1994 to $389.4 million in 1995 was substantially offset by an increase in the weighted average interest rate on interest earning assets from 6.31 percent in 1994 to 6.63 percent in 1995. The weighted average interest rate increase was primarily due to the upward repricing of many of the adjustable rate mortgages in Savings' portfolio. The decrease in the average balance of interest earning assets between years is due primarily to the Company's efforts to reduce Savings' asset levels.

  Interest expense for the year amounted to $24.1 million, an increase of $4.1 million from 1994. The increase in interest expense resulted from an increase in the weighted average cost of interest bearing liabilities, which was partially offset by a decrease in the average balance of interest bearing liabilities. The increase in the cost of funds was primarily due to increases during most of the year of the cost of savings deposits and the effect of the charges discussed below in connection with the balance sheet restructuring.

  Savings generated an after tax loss of $5.0 million for 1995 compared to an after tax loss of $1.3 million in 1994. The net interest margin declined to $1.7 million in 1995 from $5.9 million in 1994. The increase in the after tax loss was due, in part, to certain measures taken during 1995 to restructure Savings' balance sheet in order to better manage its interest rate risk and improve its net interest margin in 1996 and beyond. These measures consisted of selling certain lower yielding investments and loans which resulted in a loss of $2.2 million; prepaying $45 million of higher costing FHLB advances at a cost of $1.2 million; buying down the fixed rate interest payment on Savings' remaining swap agreement at a cost of $1.4 million, which cost will be amortized over the remaining three year term of the swap agreement, and establishing additional loan and other reserves of $2.4 million. The decrease in the net interest margin can be attributed to two factors. First the rising cost of borrowings during the first two quarters of 1995 and second, the mortgage portfolio contains certain mortgages which by their terms did not begin to reprice until the fourth quarter of 1995. General and administrative expenses declined by $2.4 million between 1995 and 1994 due to reductions associated with exiting the mortgage banking business.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

  Savings' net interest income depends primarily upon its interest rate spread, which is the difference between the combined weighted average yield it earns from its net loans, mortgage-backed securities and investment portfolio (together, the "interest earning assets") and the combined weighted average rate it pays on its deposits and borrowings (together the "interest bearing liabilities"). When the balance of the interest earning assets equals or exceeds the balance of the interest bearing liabilities, any positive interest rate spread will generate net interest income. When the balance of the interest earning assets is less than the balance of the interest bearing liabilities, net interest expense can result even when the spread is positive. The greater the excess of the interest bearing liabilities over the interest earning assets, the greater the positive interest rate spread must be to create a break-even point between interest income and interest expense.

  The following table shows consolidated average balance sheets of Savings for the years indicated as well as interest income and expense and average rates earned and paid on each major category of interest earning assets and interest bearing liabilities. Average balances are predominantly calculated on a daily basis. When information is not available for calculations to be made on a daily basis, average balances are calculated on a weekly or monthly basis from the best available data. The interest rate spread is calculated as the difference between the average rate received on total interest earning assets minus the average rate paid on total interest bearing liabilities. The interest rate spread on investable funds is calculated by dividing net interest income by interest earning assets.

                                            AT DECEMBER 31,
                          ------------------------------------------------------
                                    1996                        1995
                          -------------------------- ---------------------------
                                   INTEREST                   INTEREST
                          AVERAGE   INCOME/  AVERAGE AVERAGE   INCOME/   AVERAGE
                          BALANCE  (EXPENSE)  RATE%  BALANCE  (EXPENSE)   RATE%
                          -------- --------  ------- -------- ---------  -------
                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest Earning Assets:
Cash and equivalents..... $ 14,126 $    766    5.42% $ 17,546 $  1,028    5.86%
Investment securities
available for sale.......   34,924    2,290    6.56    33,539    1,872    5.58
Investment securities
held to maturity.........      --       --      --     39,390    2,383    6.05
Loans:
  Real estate,
   residential...........  234,903   16,396    6.98   287,270   19,886    6.92
  Real estate, other.....    1,899      146    7.69     2,337      179    7.66
  Other..................       55        6   10.91       212        1    8.47
                          -------- --------   -----  -------- --------    ----
    Total Loans..........  236,857   16,548    6.99   289,819   20,066    6.92
                          -------- --------   -----  -------- --------    ----
FHLB stock...............    8,002      468    5.85     9,120      460    5.04
                          -------- --------   -----  -------- --------    ----
Total Interest Earning
Assets...................  293,909 $ 20,072    6.83%  389,414 $ 25,809    6.63%
                          -------- --------   -----  -------- --------    ----
All Other Assets.........    1,686                      2,309
                          --------                   --------
    Total Assets......... $295,595                   $391,723
                          ========                   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Interest Bearing
 Liabilities:
Deposits:
  Passbook............... $  2,219 $    (84)   3.79% $  1,426 $    (47)   3.30%
  Money market and NOW
   accounts..............    3,363      (68)   2.02     6,933     (199)   2.87
  Certificates...........  134,056   (9,106)   6.79   175,645  (12,666)   7.21
                          -------- --------   -----  -------- --------    ----
    Total Deposits.......  139,638   (9,258)   6.63   184,004  (12,912)   7.02
                          -------- --------   -----  -------- --------    ----
Borrowings:
  FHLB advances..........  126,916   (7,797)   6.14   157,285   (9,651)   6.14
  Other borrowings.......    7,041     (395)   5.61    24,943   (1,542)   6.18
                          -------- --------   -----  -------- --------    ----
    Total Borrowings.....  133,957   (8,192)   6.11   182,228  (11,193)   6.14
                          -------- --------   -----  -------- --------    ----
Total Interest Bearing
Liabilities..............  273,595 $(17,450)   6.37%  366,232 $(24,105)   6.58%
                          -------- --------   -----  -------- --------    ----
All Other Liabilities....      633                      1,183
Stockholder's Equity.....   21,367                     24,308
                          --------                   --------
    Total Liabilities and
     Stockholder's
     Equity.............. $295,595                   $391,723
                          ========                   ========
Net Interest Income......          $  2,622                   $  1,704
                                   ========                   ========
Interest Rate Spread.....                      0.46%                      0.05%
                                              =====                       ====
Spread on Investable
Funds....................                      0.89%                      0.44%
                                              =====                       ====

  The table below presents a breakdown of the overall change in net interest income between 1996 and 1995 for certain categories of assets and liabilities by showing how much of such change is attributable to the change in the average balance outstanding and how much is attributable to the change in the average rate earned or paid. The amount of the change due to an increase or decrease in average balance equals the change in the average balance between 1996 and 1995 multiplied by the average rate for 1995. The amount of the change due to an increase or decrease in average rate equals the change in average rate between 1996 and 1995 multiplied by the average balance for 1995. Any remaining change is allocated to the above two categories on a pro-rata basis.

                                                    1996 VERSUS 1995 AMOUNT OF
                                                       INCREASE (DECREASE)
                                                     IN NET INTEREST INCOME
                                                        DUE TO CHANGE IN:
                                                    ---------------------------
                                                    AVERAGE   AVERAGE
                                                    BALANCE    RATE      TOTAL
                                                    -------  --------  --------
                                                      (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Cash and equivalents................................ $  (189) $  (73)  $  (262)
Investment securities available for sale............      79     339       418
Investment securities held to maturity..............  (1,192) (1,191)   (2,383)
Loans:
  Real estate, residential..........................  (3,826)    336    (3,490)
  Real estate, other................................     (34)      1       (33)
  Other.............................................       7      (2)        5
                                                     -------  ------   -------
    Total Loans.....................................  (3,853)    335    (3,518)
                                                     -------  ------   -------
FHLB stock..........................................     (25)     33         8
                                                     -------  ------   -------
Total Interest Earning Assets....................... $(5,180) $ (557)  $(5,737)
                                                     =======  ======   =======
Interest Bearing Liabilities:
Deposits:
  Passbook.......................................... $   (29) $   (8)  $   (37)
  Money market and NOW accounts.....................      84      47       131
  Certificates......................................   2,055   1,505     3,560
                                                     -------  ------   -------
  Total Deposits....................................   2,110   1,544     3,654
                                                     -------  ------   -------
Borrowings:
  FHLB advances.....................................   1,854     --      1,854
  Other borrowings..................................   1,016     131     1,147
                                                     -------  ------   -------
    Total Borrowings................................   2,870     131     3,001
                                                     -------  ------   -------
Total Interest Bearing Liabilities.................. $ 4,980  $1,675   $ 6,655
                                                     =======  ======   =======
Total Change in Net Interest Income.................                   $   918
                                                                       =======

                            BALANCE SHEET ANALYSIS

  Savings' assets decreased to $265.3 million at December 31, 1996 from $350.7 million at December 31, 1995. The decrease in assets resulted primarily from reductions in mortgage loans and investments. Proceeds from the decrease in assets were used to reduce reverse repurchase agreement borrowings, FHLB advances and the use of savings account deposits.

  The composition of Savings' loan portfolio, excluding mortgage-backed securities and accrued interest, is set forth in the following table at the dates indicated.

                                                            AT DECEMBER 31,
                                                          ------------------
                                                            1996      1995
                                                          --------  --------
                                                        (DOLLARS IN THOUSANDS)
Real Estate:
  1-4 dwelling units....................................... $191,408  $264,295
  5 or more dwelling units.................................    5,790     4,235
  Non residential..........................................    2,448     2,279
Other......................................................       57        43
                                                            --------  --------
                                                             199,703   270,852
Less:
  Discount on acquired loans...............................      213       135
  Deferred loan (fees) costs...............................      (97)     (222)
  Allowance for loan losses................................    1,899     3,496
  Other deferrals..........................................      136       204
                                                            --------  --------
    Net real estate loans.................................. $197,552  $267,239
                                                            ========  ========

  The table below shows total loan origination, sale and repayment activities of Savings for the years indicated:
                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
                                                          (DOLLARS IN THOUSANDS)
LOANS ORIGINATED:
Real Estate:
  Residential 1-4:
    Fixed-rate............................................. $    --   $ 10,324
    Adjustable-rate........................................      442     7,974
                                                            --------  --------
      Total loans originated and net loans booked..........      442    18,298
LOANS PURCHASED:
Real Estate:
  Residential 1-4: Adjustable-rate.........................      895       --
  Commercial: Fixed-rate...................................    1,350       --
                                                            --------  --------
      Total loans purchased................................    2,245       --
LOANS SOLD:
Real Estate:
  Residential 1-4:
    Fixed-rate.............................................      --    (14,067)
    Adjustable-rate........................................  (29,068)   (4,360)
                                                            --------  --------
      Total loans sold.....................................  (29,068)  (18,427)
REPAYMENTS AND OTHER CHANGES:
Principal payments.........................................   (5,540)   (5,647)
Principal payoffs..........................................  (33,538)  (29,719)
Changes in discounts, deferred loan fees, loan losses, and
other......................................................    1,237    (2,075)
Loans converted to investment securities...................   (5,465)  (10,178)
                                                            --------  --------
      Net increase (decrease) in loans receivable.......... $(69,687) $(47,748)
                                                            ========  ========

  The following table represents the principal balances at December 31, 1996 of mortgage loans in their respective maturity categories. The entire principal balance of a loan is shown in the category where the final contractual payment is due.

                                                   OVER ONE
                                             DUE     BUT
                                            WITHIN  WITHIN
                                             ONE     FIVE      OVER
                                             YEAR   YEARS   FIVE YEARS  TOTAL
                                            ------ -------- ---------- --------
                                                  (DOLLARS IN THOUSANDS)
Real Estate:
  First Mortgage Loans:
    Balloon & adjustable-rate (primarily
     adjustable-rate)...................... $  423  $1,143   $170,303  $171,869
    Fixed-rate 1-4.........................    628     671     21,552    22,851
    Fixed-rate 5 or more and non-
     residential...........................    --      583      4,247     4,830
  Second Mortgage Loans....................    --       96        --         96
                                            ------  ------   --------  --------
      Total Real Estate....................  1,051   2,493    196,102   199,646
Other......................................     57     --         --         57
                                            ------  ------   --------  --------
                                            $1,108  $2,493   $196,102  $199,703
                                            ======  ======   ========  ========

  It should be noted that actual maturities are typically substantially shorter than contractual maturities because of prepayments and "due-on-sale" provisions.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

  Potential credit losses are implicit in the function of Savings as a lender of real estate loans. Accordingly, the management of Savings makes a determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses which would be adequate to absorb potential future credit losses. The evaluation of the loan portfolio for potential losses and for adequacy of the allowance includes, as appropriate, a periodic review of certain borrowers' current financial status and credit standing, an evaluation of available collateral, loss experience in relation to outstanding loans and the overall loan portfolio quality, management's judgment regarding prevailing and anticipated economic conditions, and other relevant factors.

  The following table sets forth the activity in the allowance for loan losses for Savings for the years ended December 31, 1996 and 1995:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                           -----------------
                                                             1996      1995
                                                           -------  --------
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of year................................. $ 3,496  $  1,906
Provision charged to operations..............................     465     3,354
Net charge-offs:
  Real Estate:
    Residential 1-4..........................................  (2,062)   (1,764)
                                                              -------  --------
Balance at end of year....................................... $ 1,899  $  3,496
                                                              =======  ========
Ratio of net charge-offs during the year
 to average loans outstanding during the year................    0.87%     0.61%
                                                              =======  ========

INVESTMENT ACTIVITIES

  Savings is required by Federal regulations to maintain a specified minimum amount of liquid assets in the form of cash, deposits and certain debt securities. Security investments in excess of regulatory requirements result from management's comparison of prevailing money market rates to prevailing mortgage rates and an evaluation of general economic conditions. Management also considers its objective of maintaining liquidity at a level to assure adequate funds, taking into account anticipated cash flows and available sources of credit, and to afford future flexibility to meet withdrawal requests and loan commitments or to make other investments. Savings is required to maintain its liquidity level, measured by the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings payable within one year, in excess of 5 percent or be subject to certain monetary penalties. At December 31, 1996, Savings' liquidity ratio was 17.0 percent.

  Savings also invests in FHLMC and FNMA mortgage-backed securities, which represent an interest in pools of mortgage loans and are guaranteed as to payment of principal and interest by each respective agency. Additionally, Savings invests in high quality (A or better) corporate notes and bonds.

SOURCES OF FUNDS

  Deposits. Savings has several types of programs designed to attract both short-term and long-term deposits. The following table sets forth the amounts of deposits in the various types of programs offered by Savings as of the dates indicated:

                                                             AT DECEMBER 31,
                                                            -----------------
                                                              1996     1995
                                                            -------- --------
                                                         (DOLLARS IN THOUSANDS)
Passbook..................................................... $    509 $    908
Money Market and NOW Accounts................................    3,790    6,135
Certificates ($95,000 and under).............................   33,253   52,584
Jumbo Certificates (over $95,000)............................   95,261   97,915
                                                              -------- --------
                                                              $132,813 $157,542
                                                              ======== ========

  The table below sets forth information relating to Savings' deposit flows during the periods indicated:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                         (DOLLARS IN THOUSANDS)
Deposits, New............................................ $ 274,382  $ 305,466
Withdrawals..............................................  (303,508)  (340,144)
                                                          ---------  ---------
  Net (decrease) before interest credited................   (29,126)   (34,678)
Interest credited........................................     4,397      4,057
                                                          ---------  ---------
  Net (decrease) in deposits............................. $ (24,729) $ (30,621)
                                                          =========  =========

  At December 31, 1996, Savings' deposits had the following remaining contractual maturities:

                                                            OVER
                                    OVER    OVER    OVER   5 YEARS
                                  6 MONTHS 1 YEAR  3 YEARS   BUT
                                    BUT      BUT     BUT   WITHIN  OVER
                         6 MONTHS  WITHIN  WITHIN  WITHIN    10     10
                         OR LESS   1 YEAR  3 YEARS 5 YEARS  YEARS  YEARS  TOTAL
                         -------- -------- ------- ------- ------- ----- --------
                                          (DOLLARS IN THOUSANDS)
Passbook................ $   509  $   --   $   --  $  --    $--    $--   $    509
Money Market and NOW
 Accounts...............   3,790      --       --     --     --     --      3,790
Certificates ($95,000
 and under).............  19,601    8,696    3,220  1,728      8    --     33,253
Certificates (over
 $95,000)...............  58,317   19,612   13,327  3,705    300    --     95,261
                         -------  -------  ------- ------   ----   ----  --------
                         $82,217  $28,308  $16,547 $5,433   $308   $--   $132,813
                         =======  =======  ======= ======   ====   ====  ========

  Savings typically attracts deposits from individuals, pension funds, corporations and state and local government agencies. This mix has resulted in a proportionately larger share of jumbo certificates of deposit. Brokered deposits were not significantly utilized in 1996.

  Federal Home Loan Bank Advances. Savings periodically borrows funds from the FHLB, pledging as security the capital stock of the FHLB owned by Savings as well as certain of its mortgage loans. These borrowings are made pursuant to several different credit programs with varying interest rates and maturities.

  Securities Sold Subject to Agreements to Repurchase. Savings enters into repurchase agreements whereby it sells marketable U.S. government securities, Federal agency securities or mortgage-backed securities with a simultaneous commitment to repurchase the securities at a specified price on a specified later date. The interest rate to be earned by the investor, determined at the time the agreement is negotiated, is based upon market conditions and does not necessarily relate to the coupon rate on the securities which are sold under the repurchase agreement.

  The following table provides additional information on all borrowed funds for Savings:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                          (DOLLARS IN THOUSANDS)
FHLB Advances:
  Balance at year-end....................................... $109,000  $150,000
  Average amount outstanding................................  126,916   157,285
  Maximum amount outstanding at any month-end...............  150,000   165,000
  Average interest rate for the year........................     6.14%     6.14%
  Average interest rate on year-end balance.................     6.10%     6.07%
Securities Sold Subject to Agreements to Repurchase:
  Balance at year-end....................................... $    --   $ 15,016
  Average amount outstanding................................    7,041    24,943
  Maximum amount outstanding at any month-end...............   18,099    33,480
  Average interest rate for the year........................     5.61%     6.18%
  Average interest rate on year-end balance.................      --       5.81%

                           INTEREST RATE SENSITIVITY

  The ability of Savings to maintain a positive interest rate spread in a changing economic environment is dependent primarily on the matching of the repricing characteristics of its interest earning assets and its interest paying liabilities. One indication of interest rate sensitivity is the gap between assets that reprice within one year and liabilities that reprice within one year as a percentage of total interest earning assets (the "one year gap"). Savings' one year gap is higher than its historical average primarily as a result of the impact of interest rate hedging activities, principally an interest rate swap. It is anticipated that as the interest rate swap approaches maturity the one year gap should improve.

  The following table sets forth information based on the average of December rates for each of the last two years on the rates earned, rates paid, and interest rate spreads for Savings:

                             WEIGHTED AVERAGE RATE EARNED             WEIGHTED AVERAGE RATE PAID
                         ------------------------------------- ----------------------------------------
                                MORTGAGE-     (1)     INTEREST                      INTEREST   INTEREST
                          NET     BACKED   INVESTMENT EARNINGS             (2)       BEARING     RATE
                         LOANS  SECURITIES SECURITIES  ASSETS  DEPOSITS BORROWINGS LIABILITIES  SPREAD
                         -----  ---------- ---------- -------- -------- ---------- ----------- --------
December:
1995.................... 6.92%     6.37%      5.67%     6.71%    6.74%     6.10%      6.39%      0.32%
1996.................... 7.43%     6.77%      6.25%     7.16%    6.78%     6.00%      6.47%      0.69%

--------
(1) Consists of certificates of deposit, Federal funds and investment securities.

(2) Consists of FHLB advances and securities sold subject to agreements to repurchase.

  The following table summarizes interest-sensitive assets and liabilities for Savings at December 31, 1996, categorized on the repricing characteristics of variable-rate products and the contractual amortization for fixed-rate products as adjusted for anticipated prepayments. Actual amortization of loan balances may differ significantly from anticipated amortization.

                                  INTEREST RATE SENSITIVITY PERIOD
                          ------------------------------------------------------
                           WITHIN     1-3      3-5     5-10    OVER 10
   DECEMBER 31, 1996       1 YEAR    YEARS    YEARS    YEARS    YEARS    TOTAL
   -----------------      --------  --------  ------  -------  -------  --------
                                       (DOLLARS IN THOUSANDS)
Interest earning assets:
  Cash and equivalents..  $ 10,259  $    --   $  --   $   --   $   --   $ 10,259
  Investment securities:
   Fixed-rate...........     1,284     4,092   3,473    2,920      743    12,512
   Adjustable-rate......    28,821     1,068     --       --       --     29,889
  Mortgage loans:
   Adjustable-rate......   133,837    36,654     905      530      --    171,926
   Fixed-rate...........     6,497     8,254   5,089    5,762    2,175    27,777
  FHLB stock............     7,958       --      --       --       --      7,958
                          --------  --------  ------  -------  -------  --------
  Total interest earning
   assets...............   188,656    50,068   9,467    9,212    2,918   260,321
                          --------  --------  ------  -------  -------  --------
Interest bearing
 liabilities:
  Deposits:
   Passbook.............       509       --      --       --       --        509
   Money market and NOW
    accounts............     3,790       --      --       --       --      3,790
   Certificates.........   106,321    16,452   5,733        8      --    128,514
                          --------  --------  ------  -------  -------  --------
    Total deposits......   110,620    16,452   5,733        8      --    132,813
                          --------  --------  ------  -------  -------  --------
  Borrowings:
   FHLB advances........    32,000    77,000     --       --       --    109,000
   Other borrowings.....       --        --      --       --       --        --
                          --------  --------  ------  -------  -------  --------
    Total borrowings....    32,000    77,000     --       --       --    109,000
                          --------  --------  ------  -------  -------  --------
  Total interest bearing
   liabilities..........   142,620    93,452   5,733        8      --    241,813
                          --------  --------  ------  -------  -------  --------
Impact of hedging
 activities.............   (50,000)   50,000     --       --       --        --
                          --------  --------  ------  -------  -------  --------
Adjusted interest-
 bearing liabilities....    92,620   143,452   5,733        8      --    241,813
                          --------  --------  ------  -------  -------  --------
Total interest earning
 assets less interest
 bearing liabilities....  $ 96,036  $(93,384) $3,734  $ 9,204  $ 2,918  $ 18,508
                          ========  ========  ======  =======  =======  ========
Cumulative interest
 earning assets less
 interest bearing
 liabilities............  $ 96,036  $  2,652  $6,386  $15,590  $18,508
                          ========  ========  ======  =======  =======
Cumulative total
 interest earning assets
 less interest bearing
 liabilities as a
 percent of total
 interest earning
 assets.................     36.89%     1.02%   2.45%    5.99%    7.11%
                          ========  ========  ======  =======  =======

                        SELECTED RATIOS AND STATISTICS

  Pursuant to the requirements of FIRREA, capital standards are required to be maintained by Savings which include a tangible capital standard, a leverage requirement based on "core capital" and a risk-based capital standard. The thrust of the risk-based capital standard is to require savings and loans to provide more capital against assets deemed to carry a greater risk of default or diminution of carrying value. FIRREA also establishes requirements for institutions that fail to comply with the capital standards. At December 31, 1996, Savings was in compliance with all three capital standards.

  The following table shows certain ratios of Savings as of or for each of the three years ended December 31, 1996:

                                YEAR ENDED
                               DECEMBER 31,
                            ----------------------
                            1996     1995    1994
                            -----   ------   -----
   Return on average total
   assets.................. (0.21)%  (1.27)%  (.31)%
   Return on average
   stockholder's equity.... (2.85)  (20.42)  (4.82)
   Average equity to
   average assets ratio....  7.23     6.20    6.41

CORPORATE SEGMENT

  The "Corporate Office" provides management services to the operating entities. The Corporate Office generally provides the source of funds to all segments, with the exception of Savings. Funds are provided primarily through bank lines of credit or notes and debentures. Interest incurred in financing real estate inventories is passed through to the operating divisions and expensed or capitalized as a cost of real estate inventories, as appropriate, in accordance with Statement of Financial Accounting Standards ("FAS") No. 34.

LIQUIDITY AND CAPITAL RESOURCES

  Homebuilding, Manufacturing and Corporate Segments. These segments' principal cash uses in 1996 were for operating expenses, land acquisitions and construction expenditures, principal and interest payments on debt and dividends to shareholders. Cash requirements were provided from internally generated funds and outside borrowings, including bank revolving credit facilities and term loans. Management believes that these sources of cash are sufficient to finance its current working capital requirements and other needs.

  In December 1996, the Company completed a syndication of its principal revolving credit facility whereby the total unsecured commitment was increased to $200 million and additional lenders were added to the facility. In connection with the syndication the Company combined its separate bank credit facilities into a single larger facility which created additional borrowing capacity of approximately $50 million. The facility has a current maturity date of July 31, 1999. This agreement contains covenants, including certain financial covenants. This agreement also contains provisions which may, in certain circumstances, limit the amount the Company may borrow under the credit facility. At December 31, 1996, the Company had borrowings of $57.3 million outstanding under this facility and had approximately $140 million of additional borrowing capacity available under the provisions of the agreement.

  In conjunction with the syndication discussed above, the Company repaid in full the principal balances on two separate term loans during the fourth quarter of 1996.

  On March 1, 1997, the Company is required to make the first of three annual $20 million sinking fund payments on the Company's 10 1/2 percent senior notes due 2000. The Company presently intends to use its revolving credit facility to fund the first payment in 1997.

  To finance land purchases, the Company may utilize, among its other sources, purchase money mortgage financing of which approximately $4.0 million was outstanding for this purpose at December 31, 1996, a decrease of $10.1 million from December 31, 1995.

  Additionally, the Company has utilized joint ventures over the past few years whereby these joint ventures have obtained secured construction financing. This type of structure minimizes the use of funds from the Company's revolving credit facility. The Company plans to continue using this type of arrangement to finance the development of properties as opportunities arise.

  The Company paid approximately $3.6 million in dividends to its stockholders in 1996. Payments of dividends on the Company's common stock is within the discretion of the Company's Board of Directors and is dependent upon various factors, including the earnings, cash flow, capital requirements and operating and financial condition of the Company. Certain of the Company's senior credit and debt agreements impose restrictions on the amount of dividends the Company may pay.

  During 1996, under the previously announced common stock repurchase program, the Company repurchased 430,300 shares of its common stock for approximately $2.3 million. In January 1997, the Company's Board of Directors authorized an increase of an additional $10 million to repurchase the Company's common stock, providing for an aggregate repurchase limit of $20 million. As of December 31, 1996, the Company had repurchased an aggregate of 1,000,950 shares of its common stock for approximately $6.2 million, leaving a balance of approximately $13.8 million available to be repurchased.

  In January 1992, the Company filed a shelf registration statement with the Securities and Exchange Commission which was declared effective in March 1992. In connection therewith, the Company may, after issuing the $100 million 10 1/2 percent Senior Notes due in 2000, issue up to an additional $100 million of either senior or subordinated debt securities from time to time, at prices and terms acceptable to the Company.

  The Company has no material commitments nor off balance sheet financing arrangements that would tend to materially affect future liquidity.

  Savings and Loan. Savings uses cash generated from operations, borrowing arrangements such as FHLB advances, reverse repurchase agreements and savings account deposits to finance its mortgage and investment portfolio. Funds from operations include sales of loans and mortgage backed securities and principal payments and payoffs on mortgage loans and mortgage-backed securities. Scheduled payments on loans and mortgage-backed securities are a relatively stable source of funds, while the sale of loans and mortgage-backed securities, loan payoffs, and deposit inflows and outflows are influenced significantly by interest rates and general economic conditions. Funds generated from sales, payments and payoffs of loans aggregated $68.3 million in 1996 compared to $48.1 million in 1995. The increase in funds from this source was primarily due to an increase in loan sales. As a result of the decrease in Savings' assets between years, its use of FHLB advances, savings deposits and reverse repurchase agreements declined significantly.

  FHLB advances represent short and medium-term borrowings that are secured by investments in stock of the Federal Home Loan Banks and certain mortgage loans. Savings had $109 million of FHLB advances outstanding at December 31, 1996, a decrease of $41 million from December 31, 1995. FHLB borrowings are a consistent source of funds, and are used depending on prevailing interest rates and availability of collateral.

  Reverse repurchase agreements represent short-term borrowings that are collateralized by mortgage-backed securities guaranteed by Federal agencies. Savings did not have any reverse repurchase borrowings outstanding at December 31, 1996, a decrease of $15 million from December 31, 1995. For the last few years, this source of funds has been consistently available, and is also used depending on prevailing rates and availability of collateral.

  Savings' principal source of funds has been through savings account deposits. The availability of these funds is primarily a function of interest rates offered on accounts, including certificates of deposit. Jumbo certificates of deposit (certificates in excess of $95,000), which are particularly sensitive to interest rate competition, accounted for approximately 72 percent of Savings' deposits at December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

  None.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

  The foregoing "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the price range of future homes constructed by the Company; statements regarding the margins on newer projects; statements regarding the future home deliveries and income from the Company's unconsolidated joint ventures; statements regarding a favorable mortgage interest rate environment and an improving California economic climate; statements regarding the homebuilding segment's backlog of homes; statements regarding the adequacy of its inventory of building sites; statements regarding the time typically required to complete the construction phase of an increment of a project; and the sufficiency of the Company's cash provided by internally generated funds and outside borrowings. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters and the permitting process for home construction; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Standard Pacific Corp.:

  We have audited the accompanying consolidated balance sheets of STANDARD PACIFIC CORP. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Pacific Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As explained in Note 2 of the financial statements, effective December 31, 1995, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

                                          ARTHUR ANDERSEN LLP

Orange County, California
January 27, 1997

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Homebuilding and Corporate:
  Revenues....................................... $399,863  $346,263  $374,783
  Cost of sales..................................  371,554   330,498   354,463
  Noncash charge for impairment of long-lived
   assets........................................      --     46,491       --
                                                  --------  --------  --------
    Gross margin.................................   28,309   (30,726)   20,320
                                                  --------  --------  --------
  General and administrative expenses............   13,863    12,169    13,950
  Income from unconsolidated joint ventures......    4,708     6,953     4,234
  Interest expense...............................    7,142     1,860       --
  Other income...................................      936       555       596
                                                  --------  --------  --------
Homebuilding and corporate pretax income (loss)..   12,948   (37,247)   11,200
                                                  --------  --------  --------
Manufacturing:
  Sales..........................................   19,311    15,177    17,225
  Cost of sales..................................   12,011     9,856    10,896
                                                  --------  --------  --------
    Gross margin.................................    7,300     5,321     6,329
                                                  --------  --------  --------
Selling, general and administrative expenses.....    5,304     5,527     5,481
Other income.....................................       91       164       121
                                                  --------  --------  --------
  Manufacturing pretax income (loss).............    2,087       (42)      969
                                                  --------  --------  --------
Savings and Loan:
  Interest income................................   20,072    25,805    25,863
  Interest expense...............................   17,450    24,105    19,986
                                                  --------  --------  --------
    Net interest margin..........................    2,622     1,700     5,877
                                                  --------  --------  --------
  Provision for loan losses......................      465     3,354     2,475
  General and administrative expenses............    2,243     3,279     5,690
  (Loss) gain on sale of investments and
   adjustment for
   lower of cost or market on loans available for
   sale..........................................      (21)   (1,966)     (768)
  SAIF recapitalization charge...................    1,291       --        --
  Other income (expense), including special
   charge in 1995................................      361    (1,701)      877
                                                  --------  --------  --------
  Savings and loan pretax (loss).................   (1,037)   (8,600)   (2,179)
                                                  --------  --------  --------
  Consolidated income (loss) before taxes........   13,998   (45,889)    9,990
  (Provision) benefit for income taxes...........   (5,605)   18,526    (4,103)
                                                  --------  --------  --------
Net Income (Loss)................................ $  8,393  $(27,363) $  5,887
                                                  ========  ========  ========
Net Income (Loss) Per Share...................... $    .28  $   (.90) $    .19
                                                  ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             AT DECEMBER 31,
                                                            -----------------
                                                               1996     1995
                                                            -------- --------
                                                          (DOLLARS IN THOUSANDS)
Homebuilding, corporate and manufacturing:
  Cash and equivalents....................................... $  5,975 $    895
  Investment securities held to maturity.....................    5,329    5,410
  Mortgage notes receivable and accrued interest.............    3,741    3,203
  Other notes and accounts receivable, net...................   11,073    8,821
  Inventories:
   Real estate in process of development and completed model
    homes....................................................  363,718  354,290
   Real estate held for sale.................................    8,927   13,386
   Manufacturing.............................................    1,432    1,332
  Property and equipment, at cost, net of accumulated
   depreciation
   and amortization of $6,640 and $5,875, respectively.......    6,041    6,263
  Investments in and advances to unconsolidated joint
   ventures..................................................      885    4,460
  Deferred income taxes......................................   16,481   17,605
  Deferred charges and other assets..........................    6,504    6,859
                                                              -------- --------
   Total assets--homebuilding, corporate and manufacturing...  430,106  422,524
                                                              -------- --------
Savings and loan:
  Cash and equivalents.......................................   10,259   36,702
  Investment securities available for sale...................   42,401   28,635
  Mortgage notes receivable and accrued interest, net........  199,135  269,128
  Property and equipment, at cost, net of accumulated
   depreciation
   of $869 and $976, respectively............................      227      266
  Real estate acquired in settlement of loans, net...........    2,079    2,704
  Deferred income taxes......................................    1,581    3,825
  Investment in FHLB stock...................................    7,958    7,500
  Other assets...............................................    1,633    1,894
                                                              -------- --------
   Total assets--savings and loan............................  265,273  350,654
                                                              -------- --------
    Total Assets............................................. $695,379 $773,178
                                                              ======== ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             AT DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                          (DOLLARS IN THOUSANDS)
Homebuilding, corporate and manufacturing:
  Unsecured notes payable.................................. $ 57,300  $ 48,500
  Trust deed notes payable.................................    4,467    14,854
  Accounts payable and accrued expenses....................   28,991    24,547
  10 1/2 percent senior notes due 2000.....................  100,000   100,000
                                                            --------  --------
   Total liabilities---homebuilding, corporate and
    manufacturing..........................................  190,758   187,901
                                                            --------  --------
Savings and loan:
  Savings accounts.........................................  132,813   157,542
  FHLB advances............................................  109,000   150,000
  Securities sold subject to agreements to repurchase......      --     15,016
  Accounts payable and accrued expenses....................    2,458     4,873
                                                            --------  --------
   Total liabilities---savings and loan....................  244,271   327,431
                                                            --------  --------
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued.................................      --        --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 29,629,981 and 30,060,281 shares outstanding
   in 1996 and 1995, respectively..........................      296       301
  Paid-in capital..........................................  283,331   285,655
  Investment securities valuation adjustment...............      (39)      (80)
  Accumulated deficit......................................  (23,238)  (28,030)
                                                            --------  --------
   Total stockholders' equity..............................  260,350   257,846
                                                            --------  --------
    Total Liabilities and Stockholders' Equity............. $695,379  $773,178
                                                            ========  ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                       COMMON           INVESTMENT   RETAINED
                           NUMBER OF   STOCK            SECURITIES   EARNINGS
 YEARS ENDED DECEMBER 31,    COMMON     PAR   PAID-IN   VALUATION  (ACCUMULATED
   1994, 1995 AND 1996       SHARES    VALUE  CAPITAL   ADJUSTMENT   DEFICIT)
 ------------------------  ----------  ------ --------  ---------- ------------
BALANCE, December 31,
 1993..................... 30,605,921   $306  $289,311    $  --      $    778
Exercise of stock options
 and related income tax
 benefit..................     16,010    --        136       --           --
Cash dividends declared
 ($.12 per share).........        --     --        --        --        (3,675)
Change in investment
 securities valuation
 adjustment...............        --     --        --     (1,616)         --
Net income................        --     --        --        --         5,887
                           ----------   ----  --------    ------     --------
BALANCE, December 31,
 1994..................... 30,621,931    306   289,447    (1,616)       2,990
Exercise of stock options
 and related income tax
 benefit..................      9,000    --         64       --           --
Repurchase of common
 shares...................   (570,650)    (5)   (3,856)      --           --
Cash dividends declared
 ($.12 per share).........        --     --        --        --        (3,657)
Change in investment
 securities valuation
 adjustment...............        --     --        --      1,536          --
Net (loss)................        --     --        --        --       (27,363)
                           ----------   ----  --------    ------     --------
BALANCE, December 31,
 1995..................... 30,060,281    301   285,655       (80)     (28,030)
Repurchase of common
 shares...................   (430,300)    (5)   (2,324)      --           --
Cash dividends declared
 ($.12 per share).........        --     --        --        --        (3,601)
Change in investment
 securities valuation
 adjustment...............        --     --        --         41          --
Net income................        --     --        --        --         8,393
                           ----------   ----  --------    ------     --------
BALANCE, December 31,
 1996..................... 29,629,981   $296  $283,331    $  (39)    $(23,238)
                           ==========   ====  ========    ======     ========


 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................  $ 8,393  $(27,363) $  5,887
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Noncash charge for impairment of long-lived
   assets........................................       --    46,491        --
  Depreciation and amortization..................      891       550       782
  Amortization of deferred income and discounts..       16       424       580
  Net (gain) loss on sale of investments, loans
   and REO.......................................     (697)    1,738       508
  Provision for loan losses......................      465     3,354     2,475
  Changes in cash and equivalents due to:
    Inventories..................................   (5,476)   52,984    21,648
    Receivables and accrued interest.............   (1,600)    6,763    (6,135)
    Investment in and advances to unconsolidated
     joint ventures..............................    3,576    (3,015)      717
    Accounts payable and accrued expenses........    4,260    (4,378)    8,279
    Deferred income taxes........................    3,368   (17,876)   (1,823)
    Other, net...................................   (2,355)   (1,060)      433
                                                   -------  --------  --------
Net cash provided by (used in) operating
activities.......................................  $10,841  $ 58,612  $ 33,351
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments and
principal repayments.............................  $33,047  $ 69,134  $ 38,066
Net sales from real estate owned.................    5,088     3,358     1,630
Net (additions to) retirements from property and
equipment........................................     (622)     (227)     (402)
Purchases of investment securities...............  (46,653)  (11,254)  (54,967)
Sales (purchases) of FHLB stock..................       --     1,975    (1,776)
New loan fundings and loan purchases.............   (2,436)  (17,875) (186,080)
Loan sales and principal repayments from loans...   68,268    48,140   136,514
                                                   -------  --------  --------
Net cash provided by (used in) investing
activities.......................................  $56,692  $ 93,251  $(67,015)
                                                   -------  --------  --------

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996      1995       1994
                                                  --------  ---------  --------
                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) bank lines of
credit and term loans...........................  $  8,800  $ (37,750) $(21,500)
Proceeds from deposits to savings accounts......   274,382    305,466   566,688
Payments on savings account withdrawals.........  (303,508)  (340,144) (584,521)
Interest credited to savings accounts...........     4,397      4,056     3,765
Proceeds from FHLB advances.....................    18,000    111,000   365,000
Repayment of FHLB advances......................   (59,000)  (121,300) (305,750)
Principal payments on bonds, debentures and
trust deed notes payable........................   (11,021)   (12,885)  (12,964)
Dividends.......................................    (3,601)    (3,657)   (3,675)
Net change in securities sold subject to
agreements to repurchase........................   (15,016)   (31,759)   26,737
Repurchase of common shares.....................    (2,329)    (3,861)      --
Proceeds from exercise of stock options.........       --          64       136
                                                  --------  ---------  --------
Net cash provided by (used in) financing
activities......................................  $(88,896) $(130,770) $ 33,916
                                                  --------  ---------  --------
Net increase (decrease) in cash and equivalents.  $(21,363) $  21,093  $    252
Cash and equivalents at beginning of year.......    37,597     16,504    16,252
                                                  --------  ---------  --------
Cash and equivalents at end of year.............  $ 16,234  $  37,597  $ 16,504
                                                  ========  =========  ========
SUMMARY OF CASH BALANCES:
Homebuilding, corporate and manufacturing.......  $  5,975  $     895  $  1,838
Savings and loan................................    10,259     36,702    14,666
                                                  --------  ---------  --------
                                                   $16,234  $  37,597  $ 16,504
                                                  ========  =========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the year for:
    Interest....................................  $ 36,081  $  42,554  $ 39,904
    Income taxes................................     1,477        530     5,792
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Land acquisitions financed by purchase money
   trust deeds..................................  $    635  $   9,444  $ 12,064
  Change in unrealized losses on investment
   securities available for sale, net of
   deferred taxes...............................        41      1,537    (1,616)
  Loans receivable foreclosed on, net...........     3,778      4,106     3,990
  Reclass of mortgage backed securities held to
   maturity to investment securities available
   for sale.....................................       --      48,880       --

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. COMPANY ORGANIZATION AND OPERATIONS

  On December 31, 1991, Standard Pacific, L.P. (the "Partnership") converted to the corporate form by merging the Partnership into Standard Pacific Corp. ("SPC"), a newly formed Delaware Corporation (the "Merger"). In connection with the Merger, SPC succeeded to all of the assets and liabilities of the Partnership. In establishing the new stockholders' equity accounts, the Company was treated as a new entity for accounting purposes. Accordingly, there was no retained earnings balance recorded as of December 31, 1991. Unless the context otherwise requires, "Company" refers to SPC and its predecessors, including the Partnership.

  The Company is a regional builder of single-family homes with operations throughout the major metropolitan areas of California and Texas. Approximately 79 percent of the Company's home deliveries (including the unconsolidated joint ventures) were in California for the year ended December 31, 1996. There have been periods of time in California where economic growth has slowed and the average sales price of homes in certain areas in California in which the Company does business have declined. There can be no assurance that home sales prices will not decline further in the future.

  The Company's business is affected by national, world and local economic conditions and events and the effect such conditions and events have on the markets it serves in California and Texas and in particular by the level of mortgage interest rates and consumer confidence in those regions. The Company cannot predict whether interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, and in particular mortgage interest rates, the Company's operating results could be adversely impacted.

  The Company also has an office furniture manufacturing subsidiary, Panel Concepts, Inc. and a federally chartered savings and loan institution, Standard Pacific Savings, F.A., both of which are wholly owned subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--HOMEBUILDING, CORPORATE AND MANUFACTURING (UNLESS STATED OTHERWISE)

 a. Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

 b. Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 c. Cash and Equivalents

  For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits, and for Savings, amounts due from banks, federal funds sold and overnight deposits and all highly liquid short-term investments, including interest bearing securities purchased with a remaining maturity of three months or less.

 d. Investment Securities

  Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires the Company, including Savings, to carry the portion of their investments in

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
debt and equity securities they do not intend to hold to maturity at their market values. Securities classified as available-for-sale will be carried at their market values with changes in the market values recorded as a separate component of stockholders' equity, net of the income tax effect; securities classified as trading securities will be carried at their market values with changes in the market values recorded as a component of income, and; securities classified as held-to-maturity will be recorded at amortized cost.

  During 1995, and resulting from regulatory agency clarification of the ruling regarding the effects of unrealized losses on regulatory capital, all of Savings' investment securities classified as held to maturity were transferred to available for sale. For investment securities transferred into the available-for-sale category from the held-to-maturity category, any unrealized holding gain or loss at the date of the transfer is recognized in a separate component of stockholders' equity.

 e. Real Estate and Manufacturing Inventories

  For real estate under development the Company capitalizes direct carrying costs, including interest, property taxes and related development costs. Field construction supervision and related direct overhead and certain selling costs are also included in the capitalized cost of real estate inventories. General and administrative costs are expensed as incurred.

  Prior to December 31, 1995, each real estate project was carried at the lower of its cost or its estimated net realizable value. Estimated net realizable value was deemed to be the undiscounted estimated future cash flows from the project, including relevant carrying costs such as interest. Effective December 31, 1995, the Company adopted the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FAS 121). FAS 121 changed the method of valuing long-lived assets, including real estate inventories, whereby long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Once a determination has been made that an impairment loss should be recognized for real estate inventories expected to be held and used, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction, development and marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an appropriate return and interest. The estimates used to determine the impairment adjustment could change in the near term as the economy in the Company's key areas change.

  The effect of the adoption of FAS 121, plus the effects of continued adverse trends experienced during 1995 in certain of the geographic markets in which the Company operates, on the values of certain of the Company's land holdings, particularly in San Diego county, resulted in a pretax noncash charge of $46.5 million for the year ended December 31, 1995. These adverse developments included, among other things, record high foreclosure rates, declines in median home prices and continued anemic economic recovery.

  Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 f. Capitalization of Interest

  The Company follows the practice of capitalizing interest on real estate inventories during the period of development. Interest capitalized as a cost of real estate under development is included in cost of sales as related units are sold. The following is a summary of interest capitalized and expensed for the three years ended December 31, 1996:

         CORPORATE AND HOMEBUILDING OPERATIONS         1996    1995       1994
         -------------------------------------        ------- -------    -------
   Total interest incurred during the period........  $16,687 $19,200    $19,600
   Less: Interest capitalized as a cost of real
    estate under development........................    9,545  17,340     19,600
                                                      ------- -------    -------
   Interest expense.................................  $ 7,142 $ 1,860    $   --
                                                      ======= =======    =======
   Interest previously capitalized as a cost of real
    estate under development, included in
    homebuilding cost of sales......................  $16,920 $27,638(1) $33,069
                                                      ======= =======    =======
   Capitalized interest in ending inventories.......  $25,142 $32,517    $54,373
                                                      ======= =======    =======

--------
(1) Excludes $11.6 million of interest included in the FAS 121 adjustment.

 g. Property and Equipment

  Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets.

 h. Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

 i. Warranty Costs

  Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized.

 j. Revenue Recognition

  Sales of residential housing are recorded after construction is completed, required down payments are received and title passes. Manufacturing sales are recorded as of the date shipments are made to customers.

 k. Earnings Per Share

  Earnings per share, representing primary and fully diluted amounts (which are not materially different), are based on the weighted average number of common and equivalent shares outstanding during the year. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market prices during each year. The weighted average number of common and equivalent shares amounted to 30,011,595, 30,488,676 and 30,674,349 in the three years ended December 31,
1996, respectively. Equivalents were anti-dilutive for the year ended December 31, 1995.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 l. Stock-Based Compensation

  The Company accounts for its stock-based compensation plan using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Under the provisions of FAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. FAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

  Effective December 31, 1996, the Company adopted FAS 123 for financial statement disclosure purposes only and accordingly, the adoption had no impact on the Company's results of operations or financial position for the year then ended.

 m. Reclassifications

  Certain items in prior period financial statements have been reclassified to conform with current year presentation.

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  Summarized financial information related to the Company's two joint ventures accounted for by the equity method are as follows:

                                                                AT DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
   Assets:
     Cash...................................................... $   545 $ 1,583
     Real estate in process of development and completed model
      homes....................................................   9,809  12,692
     Other assets..............................................   3,355     401
                                                                ------- -------
                                                                $13,709 $14,676
                                                                ======= =======
   Liabilities and Equity:
     Accounts payable and accrued expenses..................... $ 3,409 $   941
     Construction loans payable................................   7,153     --
     Equity....................................................   3,147  13,735
                                                                ------- -------
                                                                $13,709 $14,676
                                                                ======= =======

  The Company's share of equity shown above is $843,000 and $4.6 million at December 31, 1996 and 1995, respectively.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
   Revenues............................................ $32,168 $46,166 $30,558
   Cost of revenues....................................  23,817  32,881  22,608
                                                        ------- ------- -------
     Net earnings of joint ventures.................... $ 8,351 $13,285 $ 7,950
                                                        ======= ======= =======

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  Generally, the Company's share of earnings in the two joint ventures detailed above is 50 percent.

  Additionally, the Company is party to a joint venture whose sole purpose is to develop finished lots whereby the Company will purchase the lots from the joint venture to construct homes thereon. The Company does not anticipate recording any income or loss from this joint venture and accordingly, the tables above do not reflect the results of operations or financial condition of this particular joint venture.

4. UNSECURED NOTES PAYABLE AND TRUST DEED NOTES PAYABLE

  a. Notes Payable to Banks

  In December 1996, the Company completed a syndication of its principal revolving credit facility whereby the total unsecured commitment was increased to $200 million and additional lenders were added to the facility. In connection with the syndication the Company combined its separate bank revolver and term loan facilities into a single larger facility. The facility has a current maturity date of July 31, 1999. The facility includes covenants which require, among other things, the maintenance of certain amounts of tangible stockholders' equity, as defined, and the maintenance of debt-to-equity ratios, as defined. The facility also contains provisions which may, in certain circumstances, limit the amount the Company may borrow under the credit facility. At December 31, 1996, the Company had borrowings of $57.3 million outstanding under this revolving credit arrangement and had approximately $140 million of additional borrowing capacity available under the provisions of the agreement. Interest rates charged under this facility primarily include LIBOR and prime rate pricing options. In addition to fees charged on the commitment and unused portion of the facility, this line of credit facility also requires the Company to maintain a compensating balance of one percent of a portion of the commitment amount or pay certain fees in lieu of the compensating balance.

  In conjunction with the syndication discussed above, the Company repaid in full the principal balances on two separate bank term loans in the fourth quarter of 1996.

  As of December 31, 1996, and throughout the year, the Company was in compliance with the covenants of its lending agreements.

  b. Trust Deed Notes Payable

  At December 31, 1996 and 1995, trust deed notes payable primarily consist of trust deeds on land purchases.

  c. Borrowings and Maturities

  The following summarizes the borrowings during the three years ended December 31, 1996 for the unsecured notes payable and trust deed notes payable:

                                                    1996      1995      1994
                                                   -------  --------  --------
Maximum borrowings outstanding during year at
month end......................................... $91,299  $101,947  $137,730
Average outstanding balance during the year....... $78,552  $ 86,377  $119,988
Weighted average interest rate for the year.......     6.8%      7.5%      6.6%
Weighted average interest rate on borrowings
outstanding at year end...........................     7.1%      6.8%      7.7%

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  Maturities of the trust deed notes payable and the 10 1/2% Senior Notes (see
Note 5 below) are as follows:

      YEAR ENDED DECEMBER 31,
      -----------------------
      1997............................................................ $ 24,467
      1998............................................................   20,000
      1999............................................................   20,000
      2000............................................................   40,000
                                                                       --------
                                                                       $104,467
                                                                       ========

5. 10 1/2 PERCENT SENIOR NOTES DUE 2000

  In 1993, the Company issued $100 million principal amount of its 10-1/2 Percent Senior Notes due March 1, 2000 (the "Notes"). Interest is due and payable on March 1 and September 1 of each year. The Notes are not redeemable at the option of the Company prior to maturity. The Company is required to make annual mandatory sinking fund payments sufficient to retire 20 percent of the original aggregate principal amount of the Notes ($20 million per year) commencing on March 1, 1997, at a redemption price of 100 percent of the principal amount, with the balance of the Notes ($40 million) retired on March 1, 2000.

  The Notes are senior unsecured obligations of the Company. The Company will be obligated to make an offer to purchase a portion of the Notes in the event of the Company's failure to maintain a minimum consolidated net worth, as defined, and under certain other circumstances. In addition, the Notes contain other restrictive covenants which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets. As of December 31, 1996, the Company was in compliance with the covenants.

6. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

    Cash and Equivalents--The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short term investments and demand deposits.

    Investment Securities Held to Maturity--These investments consist primarily of U.S. government and corporate debt securities which are publicly traded. The fair value of these issues is based on their quoted market prices at year end.

    Revolving Credit Facilities--The carrying amounts of the revolving credit obligations approximate market value because of the frequency of repricing the borrowings (usually at 14 to 90 day maturities).

    Term Loans Payable--For 1995, these notes payable were set to mature at various dates, however, borrowings typically reprice every three months or less. Consequently, the carrying value approximated market value for 1995. These term loans were paid off during 1996, therefore, no balance is reflected as of the year ended December 31, 1996.

    Trust Deed Notes Payable--These notes are primarily for purchase money deeds of trust on land acquired. These notes generally have maturities ranging from one to two years. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

    10 1/2 Percent Senior Notes Due 2000--This issue is publicly traded on the New York Stock Exchange. Consequently, the fair value of this issue is based on its quoted market price at year end.

   The estimated fair values of the Company's financial instruments are as follows:

                                                        AT DECEMBER 31,
                                               ---------------------------------
                                                     1996             1995
                                               ---------------- ----------------
                                               CARRYING  FAIR   CARRYING  FAIR
                                                AMOUNT   VALUE   AMOUNT   VALUE
                                               -------- ------- -------- -------
Financial Assets:
  Cash and equivalents........................ $ 5,975  $ 5,975 $   895  $   895
  Investment securities held to maturity......   5,329    5,379   5,410    5,457
Financial Liabilities:
  Revolving credit facilities................. $57,300  $57,300 $ 7,500  $ 7,500
  Term loans payable..........................     --       --   41,000   41,000
  Trust deed notes payable....................   4,467    4,467  14,854   14,854
  10 1/2 percent senior notes due 2000........ 100,000  103,375 100,000  103,125


7. COMMITMENTS AND CONTINGENCIES

  The Company leases office facilities under noncancelable operating leases. Generally, the Company is required to pay taxes and insurance and maintain the assets under such operating leases. Future minimum rental payments on operating leases having an initial term in excess of one year as of December 31, 1996 are as follows:

      1997.............................................................. $1,452
      1998..............................................................  1,312
      1999..............................................................    887
      2000..............................................................    473
      2001..............................................................    354
      Thereafter........................................................     78
                                                                         ------
        Subtotal........................................................  4,556
      Less-Sublease income..............................................   (481)
                                                                         ------
        Net rental obligations.......................................... $4,075
                                                                         ======

  Rent expense under noncancelable operating leases for the three years ended December 31, 1996 was approximately $1.4 million, $1.4 million and $1.3 million, respectively.

  The Company and certain of its subsidiaries are parties to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot presently be ascertained, the Company does not believe that these matters will result in the payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position of the Company. It is reasonably possible that the reserves provided for by the Company with respect to such claims and litigation could change in the near term.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

8. INCOME TAXES

  The Company's provision (benefit) for income taxes includes the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1996    1995     1994
                                                       ------ --------  -------
   Current:
     Federal.......................................... $  194 $  1,183  $ 4,819
     State............................................     77      590    1,664
                                                       ------ --------  -------
                                                          271    1,773    6,483
                                                       ------ --------  -------
   Deferred:
     Federal..........................................  4,105  (15,210)  (1,705)
     State............................................  1,229   (5,089)    (675)
                                                       ------ --------  -------
                                                        5,334  (20,299)  (2,380)
                                                       ------ --------  -------
   Total Provision (Benefit).......................... $5,605 $(18,526) $ 4,103
                                                       ====== ========  =======

  The deferred income tax provision resulted from the following temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     ------  --------  -------
   Inventory adjustments............................ $4,792  $(18,966) $(2,024)
   Financial accruals...............................   (720)     (638)  (1,040)
   Bad debt deduction--Savings......................    981      (799)    (739)
   Deferred loan fees and other income--Savings.....     28      (220)     777
   Decrease in operating loss carry forward.........     --        --      754
   Other............................................    253       324     (108)
                                                     ------  --------  -------
                                                     $5,334  $(20,299) $(2,380)
                                                     ======  ========  =======

  The components of the Company's deferred income tax asset (liability) as of December 31, 1996 and 1995 are as follows:

                                                                1996     1995
                                                               -------  -------
   Inventory adjustments...................................... $13,264  $16,307
   Financial accruals.........................................   4,144    3,478
   Bad debt deduction--Savings................................   1,212    2,240
   Deferred loan fees and other income--Savings...............    (830)    (811)
   Investment securities market valuation adjustment..........      28       57
   Other......................................................     244      159
                                                               -------  -------
                                                               $18,062  $21,430
                                                               =======  =======

  At December 31, 1996, the Company has recorded a consolidated deferred tax asset of approximately $18.1 million reflecting the benefit created primarily as a result of the $46.5 million noncash charge taken during 1995 related to the impairment of long-lived assets. A significant portion of this asset's realization is dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  The effective tax rate differs from the Federal statutory rate of 34 percent due to the following items:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1996      1995      1994
                                                    -------  --------   ------
   Financial income (loss) before income taxes..... $13,998  $(45,889)  $9,990
                                                    =======  ========   ======
   Provision (benefit) for income taxes at
   statutory rate.................................. $ 4,759  $(15,602)  $3,397
   Increases (decreases) in tax resulting from:
     State income taxes, net.......................     859    (2,947)     582
     Other.........................................     (13)       23      124
                                                    -------  --------   ------
   Provision (benefit) for income taxes............ $ 5,605  $(18,526)  $4,103
                                                    =======  ========   ======
   Effective tax (benefit) rate....................    40.0%    (40.4)%   41.1%
                                                    =======  ========   ======

9. STOCK OPTION PLAN

  In connection with the Merger, the Company adopted the 1991 Employee Stock Incentive Plan (the "Plan") pursuant to which officers, directors and employees of the Company are eligible to receive options to purchase common stock of the Company. This Plan replaced the option plan used by the Partnership. Under the Plan the maximum number of shares of Company stock thay may be issued pursuant to awards granted is one million.

  Options are typically granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options typically vest over a one to five year period and are generally exercisable at various dates over one to 10 year periods. When the options are exercised, the proceeds are credited to equity along with the related income tax benefits, if any.

  The following is a summary of the transactions relating to the Plan for the years ended December 31, 1996, 1995 and 1994:

                                  1996               1995              1994
                            ------------------ ----------------- -----------------
                                      WEIGHTED          WEIGHTED          WEIGHTED
                                      AVERAGE           AVERAGE           AVERAGE
                                      EXERCISE          EXERCISE          EXERCISE
                            OPTIONS    PRICE   OPTIONS   PRICE   OPTIONS   PRICE
                            --------  -------- -------  -------- -------  --------
   Options, beginning of
   year....................  721,590   $9.73   771,990   $9.80   835,250   $9.73
   Granted.................  365,000    6.35    20,000    5.75    50,000   11.38
   Exercised...............      --      --     (9,000)   6.88   (16,010)   7.65
   Canceled................ (158,000)   9.48   (61,400)   9.76   (97,250)  10.44
                            --------   -----   -------   -----   -------   -----
   Outstanding, end of
   year....................  928,590   $6.30   721,590   $9.73   771,990   $9.80
                            ========   =====   =======   =====   =======   =====
   Options exercisable at
   end of year.............  588,590           671,590           517,840
                            ========           =======           =======
   Options available for
   future grant............    7,775           214,775           173,375
                            ========           =======           =======

  During the fourth quarter of 1996 the Company repriced 326,100 options which were previously granted to nonexecutive employees. The new price represents the fair market value of the shares at the date of repricing. Additionally, the weighted average exercise price for all options outstanding as of December 31, 1996 reflects the repriced options at their new exercise price.

  The following information is provided pursuant to the requirements of FAS
123.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  The fair value of each option granted during 1996 is estimated using the Black--Scholes option-pricing model on the date of grant using the following weighted average assumptions:

                                                                1996     1995
                                                               -------  -------
   Dividend yield.............................................     2.0%     2.1%
   Expected volatility........................................   46.30%   53.46%
   Risk-free interest rate....................................    6.12%    6.70%
   Expected life.............................................. 5 years  5 years

  The 928,590 options outstanding as of December 31, 1996 have exercise prices between $5.38 and $13.75, with a weighted average exercise price of $6.30 and a weighted average remaining contractual life of 6.85 years. As of December 31, 1996, 588,590 of these options are exercisable with a weighted average exercise price of $6.27.

  During the years ended December 31, 1996 and 1995, no compensation expense was recognized related to the stock options granted, however, had compensation cost been determined consistent with FAS 123 for the Company's 1996 and 1995 grants for its stock-based compensation plan, the Company's net income (loss), and net income (loss) per common and equivalent share for the years ended December 31, 1996 and 1995 would approximate the pro forma amounts below:

                                               YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                             1996                  1995
                                     --------------------- ---------------------
                                     AS REPORTED PRO FORMA AS REPORTED PRO FORMA
                                     ----------- --------- ----------- ---------
Net income (loss)..................    $8,393     $7,619    $(27,363)  $(27,394)
                                       ======     ======    ========   ========
Net income (loss) per common share.    $  .28     $  .25    $   (.90)  $   (.90)
                                       ======     ======    ========   ========

  The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

10. STOCKHOLDER RIGHTS PLAN AND COMMON STOCK REPURCHASE PLAN

  In connection with the Merger, the Company adopted a stockholder rights agreement (the "Agreement"). Under the Agreement, one right will be granted for each share of the Company's outstanding common stock. Each right entitles the holder, in certain takeover situations, as defined, and after paying the exercise price (currently $40), to purchase Company common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Company stockholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on December 31, 2001, unless earlier redeemed or exchanged.

  In July 1995, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company's common stock. In January 1997 the Board increased the repurchase limit to $20 million. For the year ended December 31, 1996, the Company repurchased 430,300 shares of its common stock for an aggregate price of $2.3 million. In connection with the common stock repurchase plan, the Company has repurchased an aggregate amount of approximately $6.2 million through the year ended December 31, 1996.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

11. INDUSTRY SEGMENT INFORMATION

  Included as an integral part of these Consolidated Financial Statements is the Selected Financial Information and Selected Balance Sheet Information tables on pages 21, 25 and 26 of this Form 10-K for the Company's significant operating segments: residential housing and corporate, manufacturing and savings and loan. Capital expenditures and depreciation and amortization expenses during 1996, 1995 and 1994 were not material.

12. SAVINGS AND LOAN OPERATIONS

 a. General

  In 1987 the Company acquired the assets and assumed the liabilities of a savings and loan institution in receivership from the Federal Savings and Loan Insurance Corporation (the "FSLIC") and formed Standard Pacific Savings, F.A. ("Savings").

  Savings operates one branch in Southern California. Its primary source of revenue is interest income from its portfolio of mortgage loans and investment securities. Savings also receives income for servicing loans for others.

 b. Revenue Recognition

  Interest income is recognized as earned. Amortization of discounts on loans receivable and net deferred loan fees are recognized over the contractual lives of the related individual loans using methods which approximate the effective interest method and adjusted for actual prepayments. Interest is accrued only so long as it is deemed collectible (generally not more than 90 days past due).

 c. Mortgage Notes Receivable and Allowance for Loan Losses

  Mortgage notes receivable are recorded at cost net of unamortized deferred credits. Loans held for sale are carried at the lower of their cost or market value. Savings provides for loan losses using the allowance method. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on Savings' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. In providing such allowance, consideration is given to all elements of net realizable value, including costs of recovery, holding and disposition of the underlying collateral. While management uses currently available information to evaluate the adequacy of allowances, ultimate losses may vary from current estimates. Adjustments to estimates are charged to earnings in the period in which they become known.

  In May 1995, the Financial Accounting Standards Board issued Statement No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) which is effective for years beginning after December 15, 1995. FAS No. 122 amended FAS No. 65, "Accounting for Certain Mortgage Banking Activities". FAS 122 requires the recognition of originated mortgage servicing rights, as well as purchased mortgage servicing rights, as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. FAS 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. As Savings' did not originate or acquire a material amount of loans during 1996, FAS 122 did not have an impact on results of operations for the year ending December 31, 1996. FAS 122 could have an impact on future operations depending upon the amount of mortgage servicing rights originated or acquired by Savings.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114), and as amended by Statement No. 118, require that impaired loans be measured based on the present value of expected future cash flows, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

 d. Investment Securities Available for Sale

  Shown below are the amortized cost and market values of investment securities classified as available-for-sale at December 31, 1996 and 1995 with related maturity data:

                                              1996                                    1995
                             --------------------------------------- ---------------------------------------
                                         GROSS      GROSS                        GROSS      GROSS
                             AMORTIZED UNREALIZED UNREALIZED MARKET  AMORTIZED UNREALIZED UNREALIZED MARKET
                               COST      GAINS      LOSSES    VALUE    COST      GAINS      LOSSES    VALUE
                             --------- ---------- ---------- ------- --------- ---------- ---------- -------
U.S. Agency securities:
  Maturing less than 1 year.  $ 1,255     $ --       $ --    $ 1,255  $    --     $--        $ --    $    --
  Maturing after 1 year but
   within 5 years...........   12,078        3         11     12,070    7,781       1          --      7,782
  Maturing after 5 years but
   within 10 years..........    3,900        7         --      3,907      --       --          --        --
  Maturing after 10 years...    5,023       --          4      5,019      --       --          --        --
                              -------     ----       ----    -------  -------     ---        ----    -------
                               22,256       10         15     22,251    7,781       1          --      7,782
                              -------     ----       ----    -------  -------     ---        ----    -------
Mortgage-backed securities:
  Maturing after 10 years...   20,211      146        207     20,150   20,990      --         137     20,853
                              -------     ----       ----    -------  -------     ---        ----    -------
    Total...................  $42,467     $156       $222    $42,401  $28,771     $ 1        $137    $28,635
                              =======     ====       ====    =======  =======     ===        ====    =======

  Shown below are the proceeds from sales of investment securities classified as available-for-sale and the related gross gains and gross losses realized:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
   Proceeds from sales........................................ $28,494  $63,351
   Gross gains realized.......................................      43      --
   Gross losses realized......................................     (64)  (1,841)

 e. Investment Securities Held to Maturity

  During 1995, and resulting from regulatory agency clarification of the ruling regarding the unrealized loss effects on regulatory capital, all of Savings' investment securities classified as held to maturity were transferred to available for sale. No investment securities were classified as held to maturity as of December 31, 1996 or 1995.

 f. Real Estate Acquired in Settlement of Loans

  Real estate acquired is recorded at the lower of the recorded investment in the loan satisfied or the fair value of the assets received, adjusted for estimated holding and selling costs. Estimated losses are subsequently charged off when the carrying value of the real estate acquired exceeds the fair value.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 g. Savings Accounts

  Information on savings accounts as of December 31, 1996 and 1995, is summarized as follows:

                                                                 WEIGHTED
                                 MATURITIES OF THE ACCOUNTS   AVERAGE RATE AT
                                     AS OF DECEMBER 31,        DECEMBER 31,
                                 --------------------------- ------------------
                                     1996          1995        1996      1995
                                 ------------- ------------- --------  --------
   No minimum term--checking.... $       2,571 $       4,515     2.10%     2.58%
   No minimum term--savings.....         1,729         2,528     2.77      3.47
   Certificates of Deposit:
     Less than 6 months.........        77,917        89,181     5.82      6.26
     6 months to 1 year.........        28,308        30,099     5.95      6.29
     1 year to 3 years..........        16,547        28,535     6.21      6.65
     3 years to 5 years.........         5,433         2,684     6.66      6.94
     5 years to 10 years........           308             0     6.28       --
                                 ------------- ------------- --------  --------
       Total.................... $     132,813 $     157,542     5.82%     6.20%
                                 ============= ============= ========  ========

  Included in certificates of deposit are jumbo certificates (certificates in excess of $95,000) totaling $96.8 million and $97.9 million at December 31, 1996 and 1995, respectively. Brokered deposits in the above certificates of deposit totaled $99,000 for both 1996 and 1995.

  A summary of certificate accounts (including IRA/BRP certificate accounts) by maturity as of December 31, 1996 is as follows:

   MATURITY                                                              AMOUNT
   --------                                                             --------
    1997............................................................... $106,320
    1998...............................................................   14,658
    1999...............................................................    1,794
    2000...............................................................    2,215
    2001...............................................................    3,526
                                                                        --------
                                                                        $128,513
                                                                        ========

  Interest expense related to savings accounts consisted of the following for the years ended December 31, 1996 and 1995:

                                                                  1996   1995
                                                                 ------ -------
   Passbook..................................................... $   84 $    47
   Money Market and NOW Accounts................................     68     199
   Other Certificates...........................................    966   1,026
   Jumbo Certificates...........................................  8,140  11,641
                                                                 ------ -------
                                                                 $9,258 $12,913
                                                                 ====== =======

 h. Advances from Federal Home Loan Banks

  During 1995, and as part of Savings' balance sheet restructure, Savings prepaid $45 million of FHLB advances with a weighted average interest rate of
7.78 percent and a weighted average days to maturity of 693 days. In connection with the prepayment, Savings incurred a prepayment fee of $1.2 million which was expensed in 1995. No prepayments of advances occurred in 1996.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  FHLB advances of $109.0 million and $150.0 million with interest rates ranging from 4.87% to 6.88% and 4.32% to 6.88%, are secured by the investment in stock of the Federal Home Loan Banks and certain mortgage loans aggregating approximately $155.4 million and $222.0 million at December 31, 1996 and 1995, respectively. The weighted average interest rate on these advances was 6.10% and 6.07% at December 31, 1996 and 1995, respectively.

  The maturities of FHLB advances at December 31, 1996 are as follows:

                                                                WEIGHTED AVERAGE
                                                        AMOUNT   INTEREST RATE
                                                       -------- ----------------
   1997............................................... $ 19,000       5.41%
   1998...............................................   85,000       6.24
   2001...............................................    5,000       6.32
                                                       --------       ----
                                                       $109,000       6.10%
                                                       ========       ====

 i. Securities Sold Subject to Agreements to Repurchase

  There were no securities sold under agreements to repurchase as of December 31, 1996. As of December 31, 1995, securities sold subject to agreements to repurchase were collateralized by investment securities with an amortized cost of $16.2 million and a market value $16.0 million. At December 31, 1995, these borrowings had a weighted average maturity of 22 days and a weighted average interest rate of 5.81 percent. The maximum amounts outstanding at any month-end during each year were $18.1 million and $33.5 million during 1996 and 1995, respectively. The average amounts outstanding during 1996 and 1995 were $7.0 million and $24.9 million, respectively. The weighted average interest rates for the years 1996 and 1995 were 5.61 percent and 6.18 percent, respectively. The securities underlying the agreements are held by the securities dealers until the maturities of the agreements. Generally, the dealers agree to resell the same securities back to Savings.

 j. Income Taxes

  Savings has executed a tax allocation agreement (the "Agreement") with the Company. The Agreement states that Savings will file a consolidated federal income tax return and a combined California franchise tax return with the Company. The Agreement requires the parties to allocate their total tax liability based on each parties separate return tax liability. Moreover, the parties agree to reimburse any party which has tax losses or credits in an amount equal to 100% of the tax benefits realized by the consolidated group. Savings makes payments to the Company at the time that such tax amounts are actually paid to the respective taxing authority by the Company. Any tax related funds paid by Savings to the Company prior to the estimated tax due dates or filing dates are to be held in trust.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  k. Mortgage Notes Receivable and Accrued Interest

  Mortgage notes receivable at December 31, 1996 and 1995 are summarized as follows:

                                                              AT DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
 Real Estate:
  Residential 1-4 units..................................... $191,408  $264,295
  Residential 5 or more units...............................    5,790     4,235
  Non-residential...........................................    2,448     2,279
                                                             --------  --------
    Total Real Estate.......................................  199,646   270,809
 Accrued interest and other.................................    1,640     1,932
 Less:
  Discount on acquired loans................................      213       135
  Deferred loan fees (costs)................................      (97)     (222)
  Allowance for loan losses.................................    1,899     3,496
  Other deferrals...........................................      136       204
                                                             --------  --------
 Total mortgage notes receivable, net....................... $199,135  $269,128
                                                             ========  ========
 Weighted Average Interest Rate.............................     7.33%     7.09%
                                                             ========  ========

  Included in the above amounts are loans classified as held for sale of $4.4 million and $14.1 million, net of a market value allowance of $0 and $225,000, at December 31, 1996 and 1995, respectively.

  Savings had no loans to directors or officers as of December 31, 1996 or 1995.

  Activity in the allowance for loan losses for the years ended December 31, 1996 and 1995 is as follows:

                                                                1996     1995
                                                               -------  -------
      Balance at beginning of year............................ $ 3,496  $ 1,906
      Provision for losses....................................     465    3,354
      Net charge-offs.........................................  (2,062)  (1,764)
                                                               -------  -------
      Balance at end of year.................................. $ 1,899  $ 3,496
                                                               =======  =======

  For the years ended December 31, 1996 and 1995, interest income of approximately $275,000 and $395,000, respectively, (all of which has been fully reserved) related to non-accrual loans would have been recorded had the loans been performing in accordance with their original terms. The total balance of non-accrual loans at December 31, 1996 and 1995 was $691,000 and $3.2 million, respectively.

  The amount of impaired loans as defined by FAS 114 was $3.2 million and $2.6 million which required loss allowances of $229,000 and $353,000 as of December 31, 1996 and 1995, respectively. The amount of impaired loans for which no loss allowance was required was $2.2 million and $1.6 million as of December 31, 1996 and 1995, respectively. The average balance of impaired loans for the years ending December 31, 1996 and 1995 was $4.1 million and $5.2 million, respectively. Interest income recognized for those loans was $151,000 and $253,000, for the years ending December 31, 1996 and 1995, respectively.

  Savings was servicing loans for others with principal amounts of approximately $40.5 million and $43.1 million, of which approximately $2.4 million and $2.8 million was serviced for the Company, at December 31, 1996 and 1995, respectively.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  Substantially all of Savings' loans are on residential properties located in California. This does not expose Savings to undue credit risk; however, economic conditions and real estate markets in California may affect Savings' loan portfolio and underlying collateral values.

 l. Regulatory Net Worth

  As of December 31, 1996, Savings exceeded each of the minimum capital requirements as follows:

                                        TANGIBLE                  RISK-WEIGHTED
                                         CAPITAL    CORE CAPITAL     CAPITAL
                                      ------------- ------------- -------------
                                      AMOUNT  RATIO AMOUNT  RATIO AMOUNT  RATIO
                                      ------- ----- ------- ----- ------- -----
Minimum Regulatory Requirements...... $ 3,980  1.5% $10,611  4.0% $ 9,952  8.0%
Actual Capital Levels................ $21,042  7.9% $21,042  7.9% $22,684 18.2%

  Tangible and core capital are virtually the same as Savings' equity with the exception of the investment securities valuation adjustment. The risk-weighted capital amount is higher due to the inclusion of general valuation allowances for purposes of this capital calculation.

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) included dividend restrictions for savings associations. The dividend restrictions require savings associations to give the Office of Thrift Supervision (OTS) thirty days written notice prior to the declaration of a dividend. In addition, savings associations are required to meet certain regulatory capital requirements and net income requirements prior to the declaration of a dividend.

 m. Disclosure about Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate.

  Cash and Equivalents--The carrying amount is a reasonable estimate of fair value. These assets primarily consist of amounts due from banks, federal funds sold, overnight deposits and certificates of deposit.

  Investment Securities Available for Sale--Investment securities available for sale are carried at their market value with changes in the securities' market values recorded as a component of stockholders' equity, net of the income tax effect. Investment securities available for sale consist of U.S. Treasury, U.S. Federal Agency, corporate debt securities, mortgage-backed securities and other securities. Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  Mortgage Notes Receivable--The fair values for mortgage notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

  Federal Home Loan Bank Stock--The carrying amount of Federal Home Loan Bank stock is a reasonable estimate of fair value since shares are redeemable at par value.

  Savings Accounts--The fair values disclosed for savings accounts (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

  Advances from Federal Home Loan Bank--Federal Home Loan Bank advances are composed of both variable and fixed rate borrowings. For variable rate borrowings the carrying amounts approximate their fair value. The fair value of fixed rate borrowings are estimated using a discounted cash flow analysis, based upon the current incremental borrowing rates.

  Securities Sold Under Agreements to Repurchase--The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

  Interest Rate Swap Agreements--The fair value of the interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparty.

  Interest Rate Cap Agreements--The fair value of the interest rate caps (also used for hedging purposes) is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted prices of comparable instruments.

  The estimated fair values of Savings' financial instruments are as follows:

                                                    AT DECEMBER 31,
                                          ------------------------------------
                                                1996               1995
                                          -----------------  -----------------
                                          CARRYING   FAIR    CARRYING   FAIR
                                           AMOUNT   VALUE     AMOUNT   VALUE
                                          -------- --------  -------- --------
Financial Assets:
  Cash and equivalents................... $ 10,259 $ 10,259  $ 36,702 $ 36,702
  Investment securities available for
   sale..................................   42,401   42,401    28,635   28,635
  Mortgage notes receivable, net.........  197,552  199,518   267,239  268,966
  Federal Home Loan Bank stock...........    7,958    7,958     7,500    7,500
Financial Liabilities:
  Savings Accounts:
    Non-interest bearing checking........      964      964     1,024    1,024
    Interest bearing checking............      627      627       769      769
    Passbook.............................      508      508       908      908
    Money market accounts................    2,201    2,201     4,342    4,342
    Certificates of deposit..............  128,513  128,771   150,499  151,386
                                          -------- --------  -------- --------
      Total Savings Accounts.............  132,813  133,071   157,542  158,429
                                          -------- --------  -------- --------
  Advances from Federal Home Loan Bank:
    Variable-rate........................   13,000   13,000       --       --
    Fixed-rate...........................   96,000   96,351   150,000  151,542
  Securities sold under agreements to
   repurchase............................      --       --     15,016   15,016
Other Financial Instruments:
  Interest rate swaps in a net payable
   position..............................      --    (1,874)      --    (3,490)
  Interest rate caps.....................      138      --         64      --

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

  n. Interest Rate Swaps and Caps

  Savings has entered into interest rate exchange agreements ("Swaps") as a means to manage interest rate risk. Swaps generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. Swaps contain the risk of default by the counterparties; however, the amounts subject to credit risk are much smaller than the notional principal amounts used to express these transactions. All of the Swaps Savings has entered into are designated as hedging certain assets. In October 1995, Savings restructured the terms of its remaining interest rate swap with a $50 million notional amount by buying down the fixed interest rate it pays of 8.78 percent. The revised terms reflect a fixed rate of 6.78 percent to October 1996, 7.78 percent from October 1996 to October 1997 and 8.78 percent to October 1998. The buydown fee of $1.4 million will be amortized over the remaining term of the swap agreement.

  The interest differential on the Swap to be paid or received is accrued and recognized over the life of the agreement as an adjustment to interest expense on savings accounts. The net spread (expense) on the Swap was approximately $(916,000) in 1996 and $(1.4) million in 1995. Savings has pledged mortgage-backed securities as collateral on the Swap agreement. The pledged securities had an amortized cost of $3.3 million and a market value of $3.3 million at December 31, 1996.

  At December 31, 1996, Savings was a participant in interest rate cap programs ("Caps") as another means to manage interest rate risk. The aggregate notional principal amount is $100 million with a remaining average term of 19 months for both caps, which provides for payments of interest to Savings if the indices upon which the Caps are based exceed a weighted average rate of 8.00%. Amortization of the fees Savings was required to pay in order to participate in the Caps was $106,000 and $171,000 for the years ended December 31, 1996 and 1995, respectively, and is included in interest expense in the accompanying Consolidated Statement of Operations. The remaining unamortized amount of such fees was $138,000 at December 31, 1996. During 1995, Savings received payments of $87,000 as a reduction to interest expense under the Caps. Savings had no risk of loss due to caps as of December 31, 1996.

 o. Regulatory Matters

  In October 1995, and in response to the Company's April 1990 written request for interpretation, Savings received the OTS' response regarding the applicability of sections 23A and 23B of the Federal Reserve Act to its savings operation. The OTS concluded that in its opinion the loans made by Savings to the Company's unaffiliated homebuyers are to be considered affiliated transactions. Under this interpretation of Sections 23A and 23B, Savings is limited to holding such loans in its portfolio to an amount not to exceed 10 percent of its capital. At December 31, 1996 Savings had approximately $4.4 million of these loans in its portfolio. The OTS has given Savings until September 1997 to meet the 10 percent of capital limitation. All of the loans made to the Company home buyers have been classified as held for sale and carried at the lower of cost or market value. Since June 1994 Savings has not originated loans on behalf of the Company's homebuyers.

  Congress passed legislation to recapitalize the Federal Deposit Insurance Corporation's (FDIC) Savings Association Insurance Fund (SAIF). The legislation required all SAIF insured institutions to pay a one time special assessment in 1996 of .66 percent of their outstanding deposits as of March 31, 1995. The special assessment was approximately $1.3 million which was charged to expense in September 1996.

 p. Commitments and Contingencies

  Savings leases office space for its operations, as well as some office equipment, under operating lease agreements. Net rent expense for noncancelable operating leases and sub-leases for the three years in the period

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
ended December 31, 1996 were approximately $260,000, $357,000 and $375,000, respectively. As of December 31, 1996 the future lease rentals payable under noncancelable operating commitments for premises and equipment are as follows:

      1997................................................................. $148
      1998.................................................................  148
      1999.................................................................  148
      2000.................................................................  148
      2001.................................................................  148
      Thereafter...........................................................  235
                                                                            ----
                                                                            $975
                                                                            ====

13. RESULTS OF QUARTERLY OPERATIONS (UNAUDITED)

                                   FIRST   SECOND   THIRD     FOURTH
                                  QUARTER QUARTER  QUARTER   QUARTER   TOTAL (1)
                                  ------- -------- --------  --------  --------
1996
 Sales and revenues.............. $70,893 $112,223 $114,743  $141,387  $439,246
 Income before taxes.............     957    3,705    3,342     5,994    13,998
 Net income......................     573    2,211    2,025     3,584     8,393
                                  ======= ======== ========  ========  ========
 Net income per share............ $   .02 $    .07 $    .07  $    .12  $    .28
                                  ======= ======== ========  ========  ========
1995:
 Sales and revenues.............. $77,333 $ 89,853 $109,585  $110,474  $387,245
 Income (loss) before taxes......   1,883    2,060     (868)  (48,964)  (45,889)
 Net income (loss)...............   1,101    1,212     (476)  (29,200)  (27,363)
                                  ======= ======== ========  ========  ========
 Net income (loss) per share..... $   .04 $    .04 $   (.02) $   (.97) $   (.90)
                                  ======= ======== ========  ========  ========

--------
(1) Some amounts do not add across due to rounding differences in the quarterly amounts.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 401 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
(a) (1) Financial Statements, included in Part II of this report:....
    Report of Independent Public Accountants.........................     40
    Consolidated Statements of Operations for each of the three years in the period ended
     December 31, 1996...............................................     41
    Consolidated Balance Sheets at December 31, 1996 and 1995........     42
    Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended December 31, 1996...............     44
    Consolidated Statements of Cash Flows for each of the three years in the period ended
     December 31, 1996...............................................     45
    Notes to Consolidated Financial Statements.......................     47
  (2) Financial Statement Schedules:
    Financial Statement Schedules are omitted since the required in-
    formation is not present or is not present in the amounts suffi-
    cient to require submission of the schedule, or because the in-
    formation required is included in the consolidated financial statements, including the notes thereto.
  (3) Index to Exhibits
    See item (a) (3) below.

(b)Reports on Form 8-K. No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

(c)INDEX TO EXHIBITS. See Item 14(a)(3) below.

(d)Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF COSTA MESA, CALIFORNIA, ON THE 14TH DAY OF MARCH 1997.

                                          STANDARD PACIFIC CORP.
                                          (Registrant)

                                          By: /s/ Arthur E. Svendsen
                                             __________________________________
                                                   Arthur E. Svendsen
                                                Chairman of the Board and
                                                 Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


      /s/ Arthur E. Svendsen         Chairman of the Board, Chief    March 14, 1997
____________________________________ Executive Officer and
        (Arthur E. Svendsen)         Director

    /s/ Stephen  J. Scarborough      President and Director          March 14, 1997
____________________________________
      (Stephen J. Scarborough)

       /s/ Andrew H. Parnes          Vice President of Finance       March 14, 1997
____________________________________ and Treasurer and Principal
         (Andrew H. Parnes)          Financial and Accounting
                                     Officer

    /s/ Robert J. St. Lawrence       Director                        March 14, 1997
____________________________________
      (Robert J. St. Lawrence)

     /s/ William H. Langenberg       Director                        March 14, 1997
____________________________________
      (William H. Langenberg)

         /s/ James L. Doti           Director                        March 14, 1997
____________________________________
          (James L. Doti)

       /s/ Keith D. Koeller          Director                        March 14, 1997
____________________________________
         (Keith D. Koeller)

      /s/ Donald H. Spengler         Director                        March 14, 1997
____________________________________
        (Donald H. Spengler)

        /s/ Ronald R. Foell          Director                        March 14, 1997
____________________________________
         (Ronald R. Foell)

                               INDEX TO EXHIBITS

(a)(3)

  *2.1 Agreement and Plan of Merger, dated September 30, 1991 between
       Standard Pacific, L.P. and Standard Pacific Corp. incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 (file no. 33-42293).

  *3.1 Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4 (file no. 33-42293).

  *3.2 Certificate of Correction of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on December 17, 1991.

  *3.3 Form of Certificate of Amendment to Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on December 17, 1991.

  *3.4 Form of Certificate of Merger of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on December 17, 1991.

  *3.5 Bylaws of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4 (file no. 33-42293).

  *4.1 Rights Agreement, dated as of December 31, 1991, between the
       Registrant and Manufacturers Hanover Trust Company of California, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (file no. 33-42293).

  *4.2 Standard Pacific Corp. Officers' Certificate dated March 5, 1993 with respect to the Company's 10 1/2% Senior Notes due 2000, incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K dated March 5, 1993.

  *4.3 Indenture dated as of April 1, 1992 by and between the Company and United States Trust Company of New York, Trustee, with respect to the Company's 10 1/2% Senior Notes due 2000, incorporated by reference to
       Exhibit 4 to the Company's Current Report on Form 8-K dated February 24, 1993.

  *10.1 Acquisition Agreement dated March 6, 1987 between the Federal Savings and Loan Insurance Corporation and Standard Pacific Savings, F.A. incorporated by reference to Exhibit C of the Company's Current Report on Form 8-K dated March 6, 1987.

  *10.2 Assistance Agreement dated March 6, 1987 among the Federal Savings and Loan Insurance Corporation, Standard Pacific Savings, F.A. and Standard Pacific, L.P., incorporated by reference to Exhibit D of the Company's Current Report on Form 8-K dated March 6, 1987.

  *10.3 $35 million Term Loan Agreement dated as of December 29, 1994, between the Company and Bank of America, incorporated by reference to
       Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *10.4 First Amendment to $35 million Term Loan Agreement dated as of
       February 28, 1995, between the Company and Bank of America, incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *10.5 Fourth Amended and Restated Revolving Credit Agreement dated as of
       March 15, 1996, between the Company, Bank of America and NBD Bank.

  *10.6 Second Amendment to $35 million Term Loan Agreement dated as of March
       15, 1996, between the Company and Bank of America.

   10.7 Fifth Amended and Restated Revolving Credit Agreement dated as of December 27, 1996, between the Company, Bank of America and several financial institutions.

   11.0 Statement of computation of per share earnings.

   22.0 Subsidiaries of the Company.

   24.0 Consent of Arthur Andersen LLP, Independent Public Accountants.

   27.0 Financial Data Schedule.

  *28.1 Registrant's 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant's prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

  *28.2 Form of Stock Option Agreement to be used in connection with the Registrant's 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant's Registration Statement on Form S-8 filed on January 3, 1992.

--------
(*) Previously filed.