Form 10-Q
period 1997-03-31
STANDARD PACIFIC CORP /DE/
filed 1997-05-13
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       N/A         to
                                       ------------------    ---------------

         Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

            Delaware                                       33-0475989
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                1565 W. MacArthur Blvd., Costa Mesa, CA     92626
                (Address of principal executive offices) (Zip Code)

     (Registrant's telephone number, including area code)   (714) 668-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No    .
                                       -----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No    .
                         -----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant's shares of common stock outstanding at May 1, 1997: 29,369,181.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


 The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------
                                                          1997                 1996
                                                      ------------         ------------
  HOMEBUILDING AND CORPORATE:
        Revenues                                         $111,303              $61,584
        Cost of sales                                      95,645               54,391
                                                      ------------         ------------
            Gross margin                                   15,658                7,193
                                                      ------------         ------------
        Selling, general and administrative expenses        9,775                6,693
        Income from unconsolidated joint ventures             530                1,713
        Interest expense                                    1,473                1,656
        Other income                                          206                  158
                                                      ------------         ------------
   Homebuilding and corporate pretax income                 5,146                  715
                                                      ------------         ------------

  MANUFACTURING:
        Sales                                               5,352                3,997
        Cost of sales                                       3,372                2,601
                                                      ------------         ------------
            Gross margin                                    1,980                1,396
                                                      ------------         ------------
        Selling, general and administrative expenses        1,626                1,208
        Other income                                          101                   50
                                                      ------------         ------------
  Manufacturing pretax income                                 455                  238
                                                      ------------         ------------

  SAVINGS AND LOAN:
        Interest income                                     4,514                5,312
        Interest expense                                    3,864                4,814
                                                      ------------         ------------
            Net interest margin                               650                  498
                                                      ------------         ------------
        Provision for loan losses                              15                    -
        General and administrative expenses                   687                  571
        Other income (expense)                                419                   77
                                                      ------------         ------------
  Savings and loan pretax income                              367                    4
                                                      ------------         ------------


  CONSOLIDATED INCOME BEFORE TAXES                          5,968                  957
  PROVISION FOR INCOME TAXES                               (2,451)                (384)
                                                      ------------         ------------

  NET INCOME                                               $3,517                 $573
                                                       ===========          ===========

  NET INCOME PER SHARE                                       $.12                 $.02
                                                       ===========          ===========

  Weighted average common and equivalent
         shares outstanding                            29,705,032           30,064,232
                                                       ===========          ===========

  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                    ASSETS

                                                                      MARCH 31,     DECEMBER 31,
                                                                         1997          1996
                                                                     ------------   -----------
   HOMEBUILDING, CORPORATE
      AND MANUFACTURING:
             Cash and equivalents                                         $4,692        $5,975
             Investment securities held to maturity                        6,119         5,329
             Mortgage notes receivable and accrued
                  interest                                                 3,647         3,741
             Other notes and accounts receivable, net                     11,056        11,073
             Inventories:
                  Real estate in process of development
                       and completed model homes                         368,538       363,718
                  Real estate held for sale                                9,110         8,927
                  Manufacturing                                            1,469         1,432
             Property and equipment, at cost, net of
                  accumulated depreciation  and amortization
                  of $6,850 and $6,640, respectively                       5,922         6,041
             Investments in and advances to unconsolidated
                  joint ventures                                           2,415           885
             Deferred income taxes                                        16,481        16,481
             Deferred charges and other assets                             6,302         6,504
                                                                     ------------   -----------
                  Total assets - homebuilding, corporate
                            and manufacturing                            435,751       430,106
                                                                     ------------   -----------

   SAVINGS AND LOAN:
             Cash and equivalents                                         12,862        10,259
             Investment securities available for sale                     43,686        42,401
             Mortgage notes receivable and accrued
                  interest, net                                          186,384       199,135
             Property and equipment, at cost, net                            191           227
             Real estate acquired in settlement of loans, net                376         2,079
             Deferred income taxes                                         1,495         1,581
             Investment in FHLB stock                                      8,087         7,958
             Other assets                                                  1,266         1,633
                                                                     ------------   -----------
                  Total assets - savings and loan                        254,347       265,273
                                                                     ------------   -----------

   TOTAL ASSETS                                                         $690,098      $695,379
                                                                      ===========    ==========

   The accompanying notes are an integral part of these consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            MARCH 31,      DECEMBER 31,
                                                               1997            1996
                                                           ------------    ------------
   HOMEBUILDING, CORPORATE
     AND MANUFACTURING:
         Unsecured notes payable                               $82,800         $57,300
         Trust deed notes payable                                2,944           4,467
         Accounts payable and accrued expenses                  30,064          28,991
         10-1/2 percent senior notes due 2000                   80,000         100,000
                                                           ------------    ------------
           Total liabilities - homebuilding, corporate
             and manufacturing                                 195,808         190,758
                                                           ------------    ------------

   SAVINGS AND LOAN:
             Savings accounts                                  131,168         132,813
             FHLB advances                                      95,000         109,000
             Securities sold subject to agreements
                  to repurchase                                  5,085               -
             Accounts payable and accrued expenses               1,970           2,458
                                                           ------------    ------------
                  Total liabilities - savings and loan         233,223         244,271
                                                           ------------    ------------

   STOCKHOLDERS' EQUITY:
             Preferred stock, $.01 par value; 10,000,000
                  shares authorized; none issued                     -               -
             Common stock, $.01 par value; 100,000,000
                  shares authorized; 29,389,181 and
                  29,629,981 shares outstanding in 1997
                  and 1996, respectively                           294             296
             Paid-in capital                                   281,513         283,331
             Investment securities valuation adjustment           (133)            (39)
             Accumulated deficit                               (20,607)        (23,238)
                                                           ------------    ------------
                  Total stockholders' equity                   261,067         260,350
                                                           ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $690,098        $695,379
                                                            ===========     ===========

  The accompanying notes are an integral part of these consolidated condensed balance sheets.

               STANDARD PACIFIC CORP. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                        (DOLLARS IN THOUSAND)
                             (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                               1997              1996
                                           -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  3,517       $    573
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
   Depreciation and amortization                   238            161
   Amortization of deferred income and
    discounts                                       39             17
   Net (gain) loss on sale of
    investments, loans and REO                    (356)           (91)
   Provision for loan losses                        15              -
   Changes in cash and equivalents due
    to:
     Inventories                                (5,040)        (5,851)
     Receivables and accrued interest                2         (1,538)
     Investments in and advances to
      unconsolidated joint ventures             (1,530)        (1,262)
     Accounts payable and accrued
      expenses                                     585         (5,493)
     Deferred income taxes                          86          1,675
     Other, net                                    508           (230)
                                           -----------       ----------

Net cash provided by (used in)
 operating activities                         $ (1,936)      $(12,039)
                                           -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments
 and principal repayments                     $ 12,537       $  6,147
Net sales of real estate owned                   1,981            993
Net (additions to) retirements from
 property and equipment                            (85)           (36)
Purchases of investment securities             (14,748)       (11,622)
Loan sales and principal repayments
 from loans                                     12,860         14,500
                                           -----------       ----------
 Net cash provided by (used in)
  investing activities                        $ 12,545       $  9,982
                                           -----------       ----------

  The accompanying notes are an integral part of these consolidated condensed statements.

               STANDARD PACIFIC CORP. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                        (DOLLARS IN THOUSAND)
                             (UNAUDITED)

                                           Three Months Ended March 31,
                                           ----------------------------
                                               1997           1996
                                           -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) bank
 credit facilities                            $ 25,500       $ 18,000
Proceeds from deposits to savings
 accounts                                       65,634         74,651
Payments on savings account withdrawals        (68,266)       (83,090)
Interest credited to savings accounts              987          1,661
Principal payments on FHLB advances            (14,000)       (14,000)
Principal payments on bonds, notes and
 trust deed notes payable                      (21,523)        (2,227)
Dividends paid                                    (886)          (902)
Net change in securities sold subject
 to agreements to repurchase                     5,085        (15,016)
Repurchase of common shares                     (1,946)             -
Proceeds from the exercise of stock
 options                                           126              -
                                           -----------    -------------

Net cash provided by (used in)
 financing activities                         $ (9,289)      $(20,923)
                                           -----------    -------------

Net increase (decrease) in cash and
 equivalents                                  $  1,320       $(22,980)
Cash and equivalents at beginning of
 period                                         16,234         37,597
                                           -----------    -------------

Cash and equivalents at end of period         $ 17,554       $ 14,617
                                           ===========    =============

SUMMARY OF CASH BALANCES:
Homebuilding and manufacturing                $  4,692       $  3,557
Savings and loan                                12,862         11,060
                                           -----------    -------------

                                              $ 17,554       $ 14,617
                                           ===========    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Noncash transactions:
     Change in unrealized losses on
      investment securities
      available for sale, net of
      deferred taxes                          $     94       $     51

     Loans receivable foreclosed on, net            10          1,239
   Cash paid during the period for:
     Interest, all entities                   $  7,877       $  9,793
     Income taxes                                   36             94

  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
             (Dollar amounts presented in tables are in thousands)


1.  Basis of presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the periods shown.

2.  Capitalization of interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the three month periods ended March 31, 1997 and 1996:

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
HOMEBUILDING AND CORPORATE OPERATIONS           1997          1996
--------------------------------------     ------------   -------------
Total interest incurred during
 the period                                     $ 4,013       $ 4,839
Less: Interest capitalized as a cost of
 real estate inventories                          2,540         3,183
                                           ------------   -----------
Interest expense                                $ 1,473       $ 1,656
                                           ============   ===========
Interest previously capitalized as a
 cost of real estate inventories,
  included in homebuilding cost of sales        $ 4,484       $ 3,078
                                           ============   ===========
Capitalized interest in ending
 inventories                                    $23,198       $32,622
                                           ============   ===========

3.  Reclassifications
    -----------------

Effective January 1, 1997, the Company changed its presentation of selling costs in its consolidated statements of operations whereby they are now combined with general and administrative expenses. This presentation is consistent with industry practice. Previously, the Company included these costs as a component of cost of sales. The Company reclassified the prior period amounts to conform with the 1997 presentation.

Additionally, certain other reclassifications have been made to the 1996 financial information to conform with current period presentation.

4.  Earnings per share
    ------------------

Earnings per share for the three month periods ended March 31, 1997 and 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market prices during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, both basic and diluted earnings per share would be the same as net income per share as reflected in the accompanying consolidated condensed statements of operations for the three month periods ended March 31, 1997 and 1996, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF OPERATIONS BY SEGMENT
-----------------------------------

HOMEBUILDING AND CORPORATE SEGMENT

A comparative summary of operating results for homebuilding and corporate operations for the three month periods ended March 31, 1997 and 1996 is as follows (dollar amounts in thousands):

                                         THREE MONTHS ENDED MARCH 31,
                                        -----------------------------
                                              1997           1996
                                        --------------   ------------
Revenues                                      $111,303       $ 61,584
Cost of sales                                   95,645         54,391
                                        --------------   ------------
     Gross margin                               15,658          7,193
                                        --------------   ------------
     Gross margin percentage                      14.1%          11.7%
                                        --------------   ------------

Selling, general and administrative
 expenses                                        9,775          6,693
Income from unconsolidated joint
 ventures                                          530          1,713
Interest expense                                 1,473          1,656
Other income                                       206            158
                                        --------------   ------------
     Homebuilding and corporate pretax
      income                                  $  5,146       $    715
                                        ==============   ============

A summary of residential housing key operating data for the three month periods ended March 31, 1997 and 1996 is as follows:

                                        THREE MONTHS ENDED MARCH 31,
                                        -----------------------------
                                             1997            1996
                                        --------------   ------------
New homes delivered:
     California                                 297             158
     Texas                                       80              72
     Joint ventures (California)                 16              59
                                        --------------   ------------
          Total                                 393             289
                                        --------------   ------------

Average Selling Price:
   California deliveries (excluding
    joint ventures)                        $323,000        $297,000
   Texas deliveries                        $185,000        $182,000
   Combined (excluding joint ventures)     $294,000        $261,000
   Combined (including joint ventures)     $292,000        $248,000

Net new orders                                  661             536
Backlog at quarter end                          753             571

During the quarter ended March 31, 1997, the Company delivered 393 new homes (including 16 homes delivered by the Company's unconsolidated joint ventures) at an average selling price of $292,000 compared to 289 new homes (including 59 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $248,000 for the 1996 first quarter.

Homebuilding revenues for the quarter ended March 31, 1997 increased by approximately 80.7 percent from the comparable prior year period, while cost of sales attributed to residential housing increased by approximately 75.8 percent over the same period. The jump in homebuilding revenues of approximately $49.7 million over the 1996 first quarter resulted primarily from an increase of $38.4 million due to a 64 percent increase in unit deliveries and an increase of $12.3 million due to a 12.6 percent rise in the average selling price of homes delivered, which was partially offset by a $1 million reduction in revenues from improved lot sales. The Company's Northern California and Ventura County operations continue to experience strong growth in unit deliveries increasing 155 and 127 percent, respectively, over the year earlier period. The increase in the average selling price resulted from a greater distribution of homes delivered in the $400,000 to $800,000 price range in California. The Company expects its average selling price in the next few quarters to remain near the $300,000 level.

Residential housing cost of sales for the quarter ended March 31, 1997 increased by approximately $41.3 million over the 1996 first quarter primarily as a result of an increase of $33.9 million due to a greater number of homes delivered and an increase of $8.3 million attributable to a higher average cost of new homes delivered, which was partially offset by a decrease of $900,000 related to a reduction in the cost of improved lots sold.

The homebuilding gross margin percentage increased from 11.7 percent in the first quarter of 1996 to 14.1 percent in the first quarter of 1997. The improved operating results reflect the strengthening housing market, particularly in the Northern California and Orange and Ventura County markets and a greater percentage of deliveries from newer projects which generally carry higher margins.

Selling, general and administrative expenses for the homebuilding and corporate segment decreased as a percentage of revenues from 10.9 percent in the first quarter of 1996 to 8.8 percent for the quarter ended March 31, 1997. This decrease is attributable to the fixed level of certain general and administrative expenses, as well as a reduction in selling costs as a percent of revenues due to the improving housing market in California.

Income from the unconsolidated joint ventures decreased from $1.7 million in the first quarter of 1996 to $530,000 in the first quarter of 1997 primarily as a result of the reduction in joint venture deliveries between periods.

The following selected operating information has been adjusted on a pro forma basis to include the operating results of the Company's unconsolidated joint ventures (dollars in thousands):

                                 THREE MONTHS ENDED            THREE MONTHS ENDED
                                   MARCH 31, 1997                MARCH 31, 1996
                          -----------------------------    --------------------------
                            As Reported     As Adjusted    As Reported    As Adjusted
                          --------------    -----------    -----------    -----------
Revenues                        $111,303       $115,290        $61,584        $73,259
Cost of sales                     95,645         98,804         54,391         63,841
                          --------------    -----------    -----------    -----------
     Gross margin               $ 15,658       $ 16,486        $ 7,193        $ 9,418
                          ==============    ===========    ===========    ===========

Gross margin percentage             14.1%          14.3%          11.7%          12.9%

Interest incurred for the quarter ended March 31, 1997 was $4.0 million of which $2.5 million was capitalized to real estate inventories and $1.5 million was expensed compared to $4.8 million incurred for the quarter ended March 31, 1996 of which $3.2 million was capitalized and $1.6 million expensed.

The Company generated a record first quarter net new order total of 661 homes, up 23 percent over the year earlier period. The increase can be attributed primarily to the Northern California division which generated 238 net new orders for the quarter, a 92 percent increase from the previous year period, and the Ventura County division which generated 129 net new orders, up 108 percent from the 1996 first quarter. Coupled with a strong backlog at year end, the increase in orders resulted in a backlog of 753 homes at March 31, 1997, the highest first quarter level since 1988.

Inventory Financing Sources
---------------------------

Sources of financing for the Company's real estate inventories at March 31, 1997 were: purchase money secured notes 1%; unsecured debt 43% and equity 56%.

MANUFACTURING SEGMENT

A summary of operations for the manufacturing segment for the three month periods ended March 31, 1997 and 1996 is as follows (dollar amounts in thousands):

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          ------------------
                                            1997       1996
                                          -------     ------
Sales                                      $5,352     $3,997
Cost of sales                               3,372      2,601
                                          -------     ------
     Gross margin                           1,980      1,396
                                          -------     ------
     Gross margin percentage                 37.0%      34.9%
                                          -------     ------
Selling, general and administrative
 expenses                                   1,626      1,208
Other income (1)                              178        115
                                          -------     ------
     Manufacturing pretax income           $  532     $  303
                                          =======     ======

__________________

(1) Includes intersegment income of approximately $77,000 and $65,000 for the three months ended March 31, 1997 and 1996, respectively. These intersegment transactions are eliminated in consolidation with no effect on consolidated earnings.

Sales for the quarter ended March 31, 1997 increased 33.9 percent to $5.4 million from $4.0 million in the prior year first quarter. The increase in sales can be attributed to a stronger office furniture market and the favorable reception of new products that were introduced during 1996. The higher gross margin percentage is a result of higher sales volumes and changing product mix.

SAVINGS AND LOAN SEGMENT ("SAVINGS")

The following is a summary of operations of Savings for the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):

                                       THREE MONTHS ENDED
                                             MARCH 31,
                                      --------------------
                                         1997        1996
                                      ----------   -------
Interest income                           $4,514    $5,312
Interest expense                           3,864     4,814
                                      ----------   -------
     Net interest margin                     650       498
                                      ----------   -------
Provision for loan losses                     15         -
General and administrative expenses          687       571
Other income (expense)                       419        77
                                      ----------   -------
     Savings and loan pretax income       $  367    $    4
                                      ==========   =======

Savings' operating results for the quarter ended March 31, 1997 improved from the prior year first quarter primarily as a result of an increase in the net interest margin and gains from the sale of real estate owned of approximately $291,000, and gains on the sale of investments of approximately $69,000 both of which are included in other income. The improvement in the net interest margin was due to the increase in the interest rate spread which was partially offset by a decrease in the balance of interest earning assets.

The following table sets forth the weighted average interest rates on interest earning assets, interest bearing liabilities and the interest rate spread for the three months ended March 31, 1997 and 1996:

                                  1997     1996
                                -------    ----
Weighted Average Rate on:
 Interest Earning Assets           7.10%   6.67%
 Interest Bearing Liabilities      6.48    6.36
                                -------    ----
  Interest Rate Spread             0.62%   0.31%
                                =======    ====

The weighted average interest rate on interest earning assets improved during the first quarter of 1997 when compared to both the first quarter of 1996 and the year ended December 31, 1996 primarily as a result of upward repricing on certain adjustable rate mortgages. The higher weighted average rate on interest earning assets was partially offset by an increase in the weighted average cost of interest bearing liabilities. The higher average cost of funds resulted from general increases in interest rates experienced towards the end of the first quarter of 1997.

Savings' assets were approximately $254.3 million at March 31, 1997, a decrease of $10.9 million from the December 31, 1996 balance. This decrease was caused primarily by a decrease in mortgage notes receivable and accrued interest, which were sold, paid down, or paid off during the quarter in accordance with Savings' goal of reducing its level of assets.

For a more detailed discussion of Savings' operations, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

CORPORATE SEGMENT

On April 29, 1997, the Board of Directors declared a quarterly dividend of $.03 per share of common stock. The cash dividend will be payable on May 28, 1997 to shareholders of record on May 14, 1997.

Financial Condition and Liquidity
---------------------------------

Unsecured notes payable by the Corporate office (excluding the 10 1/2% Senior Notes due 2000) totaled $82.8 million at March 31, 1997 versus $57.3 million at December 31, 1996. Total commitments available under the Company's revolving credit facility aggregated $200 million at March 31, 1997, of which a total of approximately $115.1 million was unused and available for additional borrowings under the terms and conditions of the agreement.

The Company made its first $20 million sinking fund payment on the 10 1/2% Senior Notes on March 1, 1997, leaving $80 million of the 10 1/2% Senior Notes outstanding. The next sinking fund payment is due March 1, 1998.

Pursuant to the previously announced common stock repurchase program, the Company repurchased 259,800 shares of its common stock for approximately $1.9 million during the first quarter of 1997. As of March 31, 1997, the Company had repurchased an aggregate of 1,260,750 shares of its common stock for approximately $8.1 million, leaving a balance of approximately $11.9 million available to be repurchased.

In January 1992, the Company filed a shelf registration statement with the Securities and Exchange Commission which was declared effective in March 1992. In connection therewith, the Company may, having issued the $100 million principal amount of the 10 1/2% Senior Notes in March 1993, issue up to an additional $100 million of either senior or subordinated debt securities from time to time, at prices and terms acceptable to the Company.

Cash requirements for homebuilding, manufacturing and corporate segments were provided from internally generated funds and outside borrowings, principally the bank revolving credit facility. Management believes that these sources of cash, as well as capital available through the public debt market, are sufficient to finance its current and future working capital requirements and other needs.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the price range of future homes constructed by the Company; statements regarding a strengthening housing market, particularly in the Northern California and Orange and Ventura County markets; statements regarding the homebuilding segment's backlog of homes and; statements regarding the sufficiency of the Company's cash provided by internally generated funds and outside borrowings. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions;

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



                                      STANDARD PACIFIC CORP.
                                           (Registrant)


Dated:    May 12, 1997               By: /s/ Arthur E. Svendsen
                                         -------------------------
                                         Arthur E. Svendsen
                                         Chairman of the Board and
                                         Chief Executive Officer


Dated:    May 12, 1997               By: /s/ Andrew H. Parnes
                                         -------------------------
                                         Andrew H. Parnes
                                         Vice President of Finance, Treasurer
                                         and Principal Financial and
                                         Accounting Officer

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