Form 10-Q
period 1997-06-30
STANDARD PACIFIC CORP /DE/
filed 1997-08-08
CIK 878560

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                      OR


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the transition period from   N/A   to
                                        --------   ----------


         Commission file number 1-10959


                             STANDARD PACIFIC CORP.
             (Exact name of registrant as specified in its charter)


                   Delaware                           33-0475989
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)



          1565 W. MacArthur Blvd., Costa Mesa, CA         92626
          (Address of principal executive offices)      (Zip Code)

     (Registrant's telephone number, including area code)   (714) 668-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  .
                                         --    --


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at August 1, 1997:  29,477,681.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                        1997                            1996
                                                                   --------------                 -------------
HOMEBUILDING AND CORPORATE:
  Revenues                                                         $      140,578                 $     101,727
  Cost of sales                                                           119,557                        89,133
                                                                   --------------                 -------------
    Gross margin                                                           21,021                        12,594
                                                                   --------------                 -------------
  Selling, general and administrative expenses                             12,937                         9,831
  Income from unconsolidated joint ventures                                   987                         1,317
  Interest expense                                                          1,374                         1,548
  Other income                                                                258                           370
                                                                   --------------                 -------------
  Homebuilding and corporate pretax income                                  7,955                         2,902
                                                                   --------------                 -------------

MANUFACTURING:
  Sales                                                                     4,246                         5,429
  Cost of sales                                                             2,659                         3,352
                                                                   --------------                 -------------
    Gross margin                                                            1,587                         2,077
                                                                   --------------                 -------------
  Selling, general and administrative expenses                              1,500                         1,308
  Other income                                                                 55                            11
                                                                   --------------                 -------------
  Manufacturing pretax income                                                 142                           780
                                                                   --------------                 -------------
Income from continuing operations before income taxes                       8,097                         3,682
Provision for income taxes                                                 (3,323)                       (1,484)
                                                                   --------------                 -------------
Income from continuing operations                                           4,774                         2,198
Income (loss) from discontinued operations, net of income
  taxes of $75 and $(10) for the three months ended
  June 30, 1997 and 1996, respectively                                       (107)                           13
                                                                   --------------                 -------------
NET INCOME                                                         $        4,667                 $       2,211
                                                                   ==============                 =============
Net Income Per Share:
 Income from continuing operations                                 $         0.16                 $        0.07
 Income (loss) from discontinued operations                                    -                             -
                                                                   --------------                 -------------
NET INCOME PER SHARE                                               $         0.16                 $        0.07
                                                                   ==============                 =============
Weighted average common and equivalent
  shares outstanding                                                   29,658,719                    30,069,710
                                                                   ==============                 =============

The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                        1997                            1996
                                                                   --------------                 -------------
HOMEBUILDING AND CORPORATE:
  Revenues                                                         $      251,880                 $     163,311
  Cost of sales                                                           215,202                       143,524
                                                                   --------------                 -------------
    Gross margin                                                           36,678                        19,787
                                                                   --------------                 -------------
  Selling, general and administrative expenses                             22,711                        16,525
  Income from unconsolidated joint ventures                                 1,517                         3,029
  Interest expense                                                          2,848                         3,204
  Other income                                                                465                           529
                                                                   --------------                 -------------
  Homebuilding and corporate pretax income                                 13,101                         3,616
                                                                   --------------                 -------------

MANUFACTURING:
  Sales                                                                     9,598                         9,427
  Cost of sales                                                             6,030                         5,953
                                                                   --------------                 -------------
    Gross margin                                                            3,568                         3,474
                                                                   --------------                 -------------
  Selling, general and administrative expenses                              3,126                         2,516
  Other income                                                                156                            61
                                                                   --------------                 -------------
  Manufacturing pretax income                                                 598                         1,019
                                                                   --------------                 -------------
Income from continuing operations before income taxes                      13,699                         4,635
Provision for income taxes                                                 (5,623)                       (1,866)
                                                                   --------------                 -------------
Income from continuing operations                                           8,076                         2,769
Income from discontinued operations, net of income
  taxes of $(77) and $(12) for the six months ended
  June 30, 1997 and 1996, respectively                                        108                            15
                                                                   --------------                 -------------
NET INCOME                                                         $        8,184                 $       2,784
                                                                   ==============                 =============
Net Income Per Share:
 Income from continuing operations                                 $         0.28                 $        0.09
 Income from discontinued operations                                            -                             -
                                                                   --------------                 -------------
NET INCOME PER SHARE                                               $         0.28                 $        0.09
                                                                   ==============                 =============
Weighted average common and equivalent
  shares outstanding                                                   29,686,895                    30,065,234
                                                                   ==============                 =============

The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                            June 30,         December 31,
                                                                              1997               1996
                                                                        ---------------    ---------------
                                                  ASSETS
Cash and equivalents                                                    $       9,482      $       5,975
Investment securities held to maturity                                          5,936              5,329
Mortgage notes receivable and accrued interest                                  2,952              3,741
Other notes and accounts receivable, net                                        9,846             11,073
Inventories:
  Real estate in process of development and completed model homes             377,650            363,718
  Real estate held for sale                                                     8,100              8,927
  Manufacturing                                                                 1,412              1,432
Property and equipment, at cost, net of accumulated depreciation
  and amortization of $6,855 and $6,640, respectively                           6,093              6,041
Investments in and advances to unconsolidated joint ventures                   13,394                885
Deferred income taxes                                                          13,972             16,481
Deferred charges and other assets                                               7,058              6,504
                                                                        -------------      -------------
    Total assets of continuing operations                                     455,895            430,106
                                                                        -------------      -------------
Net assets of discontinued operations                                          21,298             21,002
                                                                        -------------      -------------
        TOTAL ASSETS                                                    $     477,193      $     451,108
                                                                        =============      =============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured notes payable                                                 $       2,000      $      57,300
Trust deed notes payable                                                          494              4,467
Accounts payable and accrued expenses                                          29,855             28,991
10-1/2 percent senior notes due 2000                                           80,000            100,000
8-1/2 percent senior notes due 2007, net                                       99,308                  -
                                                                        -------------      -------------
      Total liabilities                                                       211,657            190,758
                                                                        -------------      -------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued                                                                       -                  -
Common stock, $.01 par value; 100,000,000 shares authorized;
  29,445,181 and 29,629,981 shares outstanding in 1997 and 1996,
  respectively                                                                    294                296
Paid-in capital                                                               281,914            283,331
Investment securities valuation adjustment                                        149                (39)
Accumulated deficit                                                           (16,821)           (23,238)
                                                                        -------------      -------------
      Total stockholders' equity                                              265,536            260,350
                                                                        -------------      -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     477,193      $     451,108
                                                                        =============      =============

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                            (Dollars in thousands)
                                  (Unaudited)



                                                                                Six Months Ended June 30,
                                                                               --------------------------
                                                                                  1997            1996
                                                                               -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $     8,184     $    2,784
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                    525            356
      Amortization of deferred income and discounts                                    139             79
      Net (gain) loss on sale of investments, loans and REO                         (2,599)          (535)
      Provision for loan losses                                                          2            465
      Changes in cash and equivalents due to:
        Inventories                                                                (13,085)       (21,737)
        Receivables and accrued interest                                             2,752         (2,384)
        Investments in and advances to joint ventures                              (12,509)          (178)
        Accounts payable and accrued expenses                                        3,898            696
        Deferred income taxes                                                        2,720            952
        Other, net                                                                     327            335
                                                                               -----------     ----------
  Net cash provided by (used in) operating activities                          $    (9,646)    $  (19,167)
                                                                               -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of investments and principal repayments               $    31,129     $    6,961
  Net sales of real estate owned                                                     2,377          3,065
  Net (additions to) retirements from property and equipment                          (540)          (138)
  Purchases of investment securities                                               (27,564)       (13,653)
  New loan fundings and loan purchases                                                  --           (457)
  Loan sales and principal repayments from loans                                   186,951         24,521
                                                                               -----------     ----------
  Net cash provided by (used in) investing activities                          $   192,353     $   20,299
                                                                               -----------     ----------

The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                            1997          1996
                                                                                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) bank credit facilities                                 $ (55,300)    $  26,750
  Net proceeds from the issuance of 8 1/2 percent Senior Notes                              96,931             -
  Proceeds from deposits to savings accounts                                               120,339       118,478
  Payments on savings account withdrawals                                                 (143,494)     (147,720)
  Interest credited to savings accounts                                                      1,670         2,718
  Proceeds from FHLB advances                                                               77,000             -
  Principal payments on FHLB advances                                                     (168,000)      (14,000)
  Principal payments on notes and trust deed notes payable                                 (23,973)       (4,045)
  Dividends paid                                                                            (1,767)       (1,804)
  Net change in securities sold subject to agreements to repurchase                          9,938        (7,557)
  Repurchase of common shares                                                               (1,964)            -
  Proceeds from the exercise of stock options                                                  545             -
                                                                                         ---------     ---------
  Net cash provided by (used in) financing activities                                    $ (88,075)    $ (27,180)
                                                                                         ---------     ---------

  Net increase (decrease) in cash and equivalents                                        $  94,632     $ (26,048)
  Cash and  equivalents at beginning of period                                              16,234        37,597
                                                                                         ---------     ---------

  Cash and equivalents at end of period                                                  $ 110,866     $  11,549
                                                                                         =========     =========

SUMMARY OF CASH BALANCES:
  Homebuilding and manufacturing                                                         $   9,482     $   2,671
  Savings and loan                                                                         101,384         8,878
                                                                                         ---------     ---------

                                                                                         $ 110,866     $  11,549
                                                                                         =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Noncash transactions:
    Expenses capitalized in connection with the issuance of the
      8 1/2 percent Senior Notes due 2007                                                $   2,375     $       -
    Land acquisitions financed by purchase money trust deeds                                     -        11,159
    Change in unrealized losses on investment securities
      available for sale, net of deferred taxes                                                282          (134)
    Loans receivable foreclosed on, net                                                      1,228           220
  Cash paid during the period for:
    Interest, all entities                                                               $  15,401     $  18,109
    Income taxes                                                                             3,833           556


The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
             (Dollar amounts presented in tables are in thousands)



1.  Basis of presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the periods shown.

2.  Capitalization of interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the six month and three month periods ended June 30, 1997 and 1996:


                                               Six Months Ended June 30,           Three Months Ended June 30,
                                               -------------------------           ---------------------------
   Homebuilding and Corporate Operations          1997           1996                  1997          1996
   -------------------------------------       ------------   ----------           ------------   ------------
   Total interest incurred during the period      $ 8,115       $ 8,904              $ 4,102         $ 4,065
   Less: Interest capitalized as a cost of
    real estate inventories                         5,267         5,700                2,728           2,517
                                                  -------       -------              -------         -------
   Interest expense                               $ 2,848       $ 3,204              $ 1,374         $ 1,548
                                                  =======       =======              =======         =======
   Interest previously capitalized as a cost
    of real estate inventories, included in
    homebuilding cost of sales                    $10,189       $ 9,784              $ 5,705         $ 6,706
                                                  =======       =======              =======         =======
   Interest capitalized in ending inventories     $20,220       $28,433              $20,220         $28,433
                                                  =======       =======              =======         =======


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

4.  Earnings per share
    ------------------

Earnings per share for the three month and six month periods ended June 30, 1997 and 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market prices during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company no later than December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, both basic and diluted earnings per share would be the same as net income per share as reflected in the accompanying consolidated statements of operations for the three month and six month periods ended June 30, 1997 and 1996, respectively.

5.  Stock Incentive Plan
    --------------------

On May 13, 1997, the stockholders of the Company approved the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the maximum number of shares of Company common stock that may be issued pursuant to stock option grants, or other stock based incentive compensation grants, is two million shares.

6.  Discontinued Operations
    -----------------------

In May 1997, the Company's Board of Directors adopted a plan (the "Plan") of disposition for the Company's savings and loan subsidiary ("Savings"). Pursuant to the Plan and in June 1997, the Company sold substantially all of Savings' mortgage loan portfolio and entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. The definitive sale agreement is subject to, among other things, the approval of the Office of Thrift Supervision. Savings has been accounted for as a discontinued operation and, accordingly, the results of its operations have been segregated in the accompanying consolidated statements of operations. Management currently estimates that both the disposition of Savings under the Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company.

As a consequence of the decision to dispose of Savings, the assets and liabilities of this discontinued operation have been classified in the accompanying consolidated condensed balance sheets as "Net assets of discontinued operations." Discontinued operations have not been segregated in the accompanying consolidated condensed statements of cash flows.

Interest income from these discontinued operations was $8,631,000 and $10,380,000 for the six month periods ended June 30, 1997 and 1996, respectively, and $4,117,000 and $5,067,000 for the three month periods ended June 30, 1997 and 1996, respectively.

The components of net assets of discontinued operations included in the accompanying consolidated condensed balance sheets at June 30, 1997 and December 31, 1996 are as follows:

                                                               At June 30,                     At December 31,
                                                                  1997                               1996
                                                               ------------                   -----------------
                                                                          (Dollars in Thousands)
Assets:
Cash and equivalents                                              $101,384                         $ 10,259
Investment securities available for sale                            38,314                           42,401
Mortgage notes receivable and accrued interest, net                 12,894                          199,135
Property and equipment, at cost, net of accumulated
 depreciation of $731 and $869, respectively                           164                              227
Real estate acquired in settlement of loans, net                     1,028                            2,079
Deferred income taxes                                                1,370                            1,581
Investment in FHLB stock                                             8,205                            7,958
Other assets                                                         2,697                            1,633
                                                                  --------                         --------
    Total assets--savings and loan                                $166,056                         $265,273
                                                                  --------                         --------
Liabilities:
Savings accounts                                                  $111,328                         $132,813
FHLB advances                                                       18,000                          109,000
Securities sold subject to agreements to purchase                    9,938                                -
Accounts payable and accrued expenses                                5,492                            2,458
                                                                  --------                         --------
   Total liabilities--savings and loan                             144,758                          244,271
                                                                  --------                         --------
Net assets of discontinued operations                             $ 21,298                         $ 21,002
                                                                  ========                         ========

                                      -3-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



DISCUSSION OF OPERATIONS BY SEGMENT
-----------------------------------

Homebuilding and Corporate Segment

A comparative summary of operating results for homebuilding and corporate operations for the six month and three month periods ended June 30, 1997 and 1996 is as follows (dollar amounts in thousands):


                                                 Six Months Ended June 30,         Three Months Ended June 30,
                                             ------------------------------     -------------------------------
                                                 1997               1996             1997              1996
                                             -------------      -----------     -------------     -------------
Revenues                                        $251,880          $163,311         $140,578          $101,727
Cost of sales                                    215,202           143,524          119,557            89,133
                                                --------          --------         --------          --------
   Gross margin                                   36,678            19,787           21,021            12,594
                                                --------          --------         --------          --------
   Gross margin percentage                          14.6%             12.1%            15.0%             12.4%
                                                --------          --------         --------          --------

Selling, general and administrative expenses      22,711            16,525           12,937             9,831
Income from unconsolidated joint ventures          1,517             3,029              987             1,317
Interest expense                                   2,848             3,204            1,374             1,548
Other income                                         465               529              258               370
                                                --------          --------         --------          --------
   Homebuilding and corporate pretax income     $ 13,101          $  3,616         $  7,955          $  2,902
                                                ========          ========         ========          ========

A summary of residential housing key operating data for the six month and three month periods ended June 30, 1997 and 1996 is as follows:


                                                 Six Months Ended June 30,         Three Months Ended June 30,
                                              -----------------------------     -------------------------------
                                                    1997            1996             1997             1996
                                              -------------     -----------     -------------     -------------
New homes delivered:
   California                                       673              466               376              308
   Texas                                            181              161               101               89
   Joint ventures (California)                       29              100                13               41
                                               --------         --------          --------         --------
     Total                                          883              727               490              438
                                               --------         --------          --------         --------
Average Selling Price:
     California deliveries (excluding
      joint ventures)                          $320,073         $283,253          $317,766         $276,179
     Texas deliveries                          $192,642         $183,153          $198,610         $184,261
     Combined (excluding joint ventures)       $293,065         $257,550          $292,536         $255,573
     Combined (including joint ventures)       $294,406         $251,991          $296,398         $254,571

Net new orders                                    1,111            1,024               450              488
Backlog at quarter end                              714              603               714              603

                                      -4-

During the quarter ended June 30, 1997, the Company delivered 490 new homes (including 13 homes delivered by the Company's unconsolidated joint ventures) at an average selling price of $296,398 compared to 438 new homes (including 41 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $254,571 for the 1996 second quarter.


Homebuilding revenues for the quarter ended June 30, 1997 increased by approximately 38.2 percent from the year earlier period, while cost of sales attributed to residential housing increased by approximately 34.1 percent over the same period. The jump in homebuilding revenues of approximately $38.9 million over the 1996 second quarter resulted primarily from an increase of $20.4 million due to a 20 percent increase in unit deliveries, an increase of $17.6 million due to a 14.5 percent rise in the average selling price of homes delivered, with the balance attributable to an increase in improved lot sales. The Company's Northern California, San Diego and Ventura County divisions experienced strong growth in unit deliveries, increasing a combined 24 percent over the prior year second quarter, while deliveries from the Company's Orange County division remained consistent with the strong level of deliveries generated in the 1996 second quarter. The increase in the average selling price resulted from a greater distribution of homes delivered in the $400,000 to $800,000 price range in California. The Company anticipates its average selling price in the next few quarters to remain near the $300,000 level.


Residential housing cost of sales for the quarter ended June 30, 1997 increased by approximately $30.4 million over the 1996 second quarter primarily as a result of an increase of $17.9 million due to a greater number of homes delivered, an increase of $11.8 million attributable to a higher average cost of new homes delivered and an increase of approximately $700,000 related to improved lot cost of sales.

The homebuilding gross margin percentage increased from 12.4 percent in the second quarter of 1996 to 15.0 percent in the second quarter of 1997. The improved margin reflects the strong housing market in certain of the Company's California markets and the Company's inventory of well located projects in those locations.

Selling, general and administrative expenses for the homebuilding and corporate segment decreased as a percentage of revenues from 9.7 percent in the second quarter of 1996 to 9.2 percent for the quarter ended June 30, 1997. This decrease is attributable to the fixed level of certain general and administrative expenses, as well as a reduction in selling costs as a percent of revenues due to the improving housing market in California.

Income from the unconsolidated joint ventures decreased from $1.3 million in the second quarter of 1996 to $987,000 in the second quarter of 1997 primarily as a result of the reduction in joint venture deliveries between periods.

Interest incurred for the quarter ended June 30, 1997 was $4.1 million of which $2.7 million was capitalized to real estate inventories compared to $4.1 million incurred for the quarter ended June 30, 1996 of which $2.5 million was capitalized.

Although Company-wide orders for the quarter were down approximately 8 percent from the year earlier period, the Company ended the quarter with a backlog of 714 homes, an 18 percent increase over the previous year period and the highest second quarter level since 1989. More significantly, the dollar value of the backlog increased by 36 percent over the year earlier level to $229.4 million. Net new orders for the second quarter decreased slightly from the year earlier period to 450 homes. This decline resulted primarily from higher than expected orders in the fourth quarter of 1996 and the first quarter of 1997, which had the effect of reducing the Company's inventory of homes available for sale in the second quarter of 1997. The Company is planning on opening 10 to 12 new projects in California through the end of the year.

Inventory Financing Sources
---------------------------

Sources of financing for the Company's real estate inventories at June 30, 1997 were: unsecured debt 47% and equity 53%.

Manufacturing Segment

A summary of operations for the manufacturing segment (Panel Concepts, Inc.) for the six month and three month periods ended June 30, 1997 and 1996 is as follows (dollar amounts in thousands):


                                         Six Months Ended June 30,         Three Months Ended June 30,
                                     ------------------------------     -------------------------------
                                          1997            1996             1997                1996
                                     ------------      ------------     ------------        ------------
Sales                                 $ 9,598            $ 9,427           $ 4,246             $ 5,429
Cost of sales                           6,030              5,953             2,659               3,352
                                      -------            -------           -------             -------
  Gross margin                          3,568              3,474             1,587               2,077
                                      -------            -------           -------             -------
  Gross margin percentage                37.2%              36.9%             37.4%               38.3%
                                      -------            -------           -------             -------
Selling, general and
 administrative expenses                3,126              2,516             1,500               1,308
Other income (1)                          321                194               143                  79
                                      -------            -------           -------             -------
  Manufacturing pretax income         $   763            $ 1,152           $   230             $   848
                                      =======            =======           =======             =======

___________________________

(1) Includes intersegment income of approximately $165,000 and $133,000 for the six months ended June 30, 1997 and 1996, respectively, and $88,000 and $68,000 for the three months ended June 30, 1997 and 1996, respectively. These intersegment transactions are eliminated in consolidation with no effect on consolidated earnings.

Sales for the quarter ended June 30, 1997 decreased 21.8 percent to $4.2 million from $5.4 million in the prior year second quarter. The decrease in sales can be attributed, in part, to the introduction of a new product line at the end of the second quarter which had the effect of depressing sales of existing products during the quarter in anticipation of the new line.

The Company's long-term strategy is to focus on its core homebuilding business. As a result, the Company is evaluating its options with respect to Panel Concepts, Inc.

Financial Condition and Liquidity
---------------------------------

In June 1997, the Company issued $100 million of 8 1/2 percent Senior Notes due in 2007. The notes were issued at a discount to yield approximately 8.6 percent. The Senior Notes are subject to certain restrictive financial covenants, which among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) pay dividends, and (iv) sell assets. These notes are callable at the Company's option commencing June 15, 2002 at a premium of 104.25% of par value, with the call price reducing ratably to par on June 15, 2005. Net proceeds to the Company after offering expenses were approximately $96.9 million. The Company used the net proceeds to repay the indebtedness outstanding under the Company's unsecured revolving credit facility.

Unsecured notes payable (excluding the 8 1/2 percent Senior Notes due 2007 and the 10 1/2 percent Senior Notes due 2000) totaled $2.0 million at June 30, 1997 versus $57.3 million at December 31, 1996. Total commitments available under the Company's revolving credit facility aggregated $200 million at June 30, 1997, of which a total of approximately $195 million was unused and available for additional borrowings under the terms and conditions of the agreement. In August 1997, the Company and its bank group amended the unsecured revolving credit facility to, among other things, increase the commitment to $275 million and increase the term of the facility from three years to four years.

On March 1, 1997, the Company made its first of three annual $20 million sinking fund payments on the 10 1/2 percent Senior Notes due in 2000.

Pursuant to the previously announced common stock repurchase program, the Company repurchased 25,000 shares of its common stock during the second quarter for approximately $177,250. As of June 30, 1997, the Company had repurchased an aggregate of 1,285,750 shares of its common stock for approximately $8.3 million, leaving a balance of approximately $11.7 million available to be repurchased under the repurchase program.

On July 29, 1997, the Board of Directors increased the Company's quarterly dividend from $.03 to $.04 per share of common stock. The cash dividend will be payable on August 28, 1997 to shareholders of record on August 14, 1997.

Cash requirements for the homebuilding, manufacturing and corporate segments were provided from internally generated funds and outside borrowings, principally the bank revolving credit facility and the net proceeds from the issuance of the 8 1/2 percent Senior Notes. Management believes that these sources of cash, as well as capital available through the public debt and equity markets, are sufficient to finance its current and future working capital requirements and other needs.

                 STATEMENT REGARDING FORWARD LOOKING DISCLOSURE


The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the price range of future homes constructed by the Company; statements regarding a strong housing market in certain of the Company's California markets; statements regarding the Company's inventory of well located projects in certain California markets; statements regarding the homebuilding segment's backlog of homes; statements regarding the number of new projects anticipated to be opened in California through the end of the year; and statements regarding the sufficiency of the Company's cash provided by internally generated funds and outside borrowings. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters and the permitting process for home construction; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; the availability of financing to homebuilders; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.

                                                (Registrant)



Dated:    August 8, 1997            By:  /s/ ARTHUR E. SVENDSEN
                                         ----------------------
                                         Arthur E. Svendsen
                                         Chairman of the Board and
                                         Chief Executive Officer


Dated:    August 8, 1997            By:  /s/ ANDREW H. PARNES
                                         ----------------------
                                         Andrew H. Parnes
                                         Vice President of Finance, Treasurer
                                         and Principal Financial and
                                         Accounting Officer

                           PART II OTHER INFORMATION



Item 1.   Legal proceedings
               None

Item 2.   Change in Securities
               None

Item 3.   Default upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders


     At the Company's Annual Meeting held on May 13, 1997, the Company's stockholders re-elected Ronald R. Foell, Robert J. St.Lawrence and Donald H. Spengler, as directors of the Company. In addition, the term of office of the following directors continued after the Annual Meeting: Arthur E. Svendsen, Stephen J. Scarborough, William H. Langenberg, Dr. James L. Doti and Keith D. Koeller. At the Annual Meeting, the Company's stockholders also approved the 1997 Stock Incentive Plan and the Amended and Restated Management Incentive Bonus Plan for the Company's Chief Executive Officer and President. Voting at the meeting was as follows:


                                              Votes Cast    Votes Cast     Votes        Broker
Matter                                            For        Against      Withheld     Non-Votes
----------------------------------------      ----------    ----------    --------     ---------
Election of Ronald R. Foell                    24,697,068           --     346,179            --
Election of Robert J. St.Lawrence              24,677,344           --     365,903            --
Election of Donald H. Spengler                 24,688,394           --     354,853            --
Approval of 1997 Stock Incentive Plan          17,295,360    1,941,545     487,178     5,319,164
Approval of the Amended and
 Restated Management Incentive
 Bonus Plan                                    23,305,861    1,230,157     507,229            --

Item 5.   Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               10.8 Sixth Amended and Restated Revolving Credit Agreement dated as of August 8, 1997, among the Company, Bank of America National Trust and Savings Association, The First National Bank of Chicago, Credit Lyonnais Los Angeles Branch, Fleet National Bank, Sanwa Bank California, Comerica Bank and PNC Bank, National Association.
               11.  Statement of computation of earnings per share.
               27.  Financial Data Schedule.

          (b)  Current Reports on Form 8-K

               (i) Form 8-K dated June 11, 1997 reporting (i) the Company's intention to offer up to $100 million of senior notes due 2007 pursuant to the Company's effective shelf registration statement and (ii) the adoption of a plan of disposition for the Company's savings and loan subsidiary, Standard Pacific Savings, F.A.
               (ii) Form 8-K dated June 16, 1997 filing certain documents in connection with the Company's offering of $100 million 8 1/2 percent Senior Notes due 2007.