Form 10-Q
period 1997-09-30
STANDARD PACIFIC CORP /DE/
filed 1997-11-13
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     N/A           to
                                        -----------------    -----------------

         Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)



                 Delaware                          33-0475989
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)


          1565 W. MacArthur Blvd., Costa Mesa, CA              92626
          (Address of principal executive offices)          (Zip Code)

     (Registrant's telephone number, including area code)   (714) 668-4300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_].




                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at November 3, 1997: 29,568,281.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

 The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's current report on Form 8-K dated June 11, 1997.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                         1997             1996
                                                                   ---------------   ---------------
Revenues                                                            $   177,150       $   105,417
Cost of sales                                                           149,572            91,212
                                                                   ---------------   ---------------
     Gross margin                                                        27,578            14,205
                                                                   ---------------   ---------------
Selling, general and administrative expenses                             16,158             9,287
Income from unconsolidated joint venture                                  1,148               871
Interest expense                                                          1,109             1,841
Other income                                                                201               210
                                                                   ---------------   ---------------
     Income from continuing operations before income taxes               11,660             4,158
     Provision for income taxes                                          (4,786)           (1,661)
                                                                   ---------------   ---------------
Income from continuing operations                                         6,874             2,497
Income (loss) from discontinued operations, net of income
  taxes of $(255) and $344 for the three months ended
  September 30, 1997 and 1996, respectively                                 367              (472)
                                                                   ---------------   ---------------
NET INCOME                                                          $     7,241       $     2,025
                                                                   ===============   ===============

NET INCOME PER SHARE:
  Income from continuing operations                                 $      0.23       $      0.08
  Income (loss) from discontinued operations                               0.01             (0.01)
                                                                   ---------------   ---------------
NET INCOME PER SHARE                                                $      0.24       $      0.07
                                                                   ===============   ===============

Weighted average common and equivalent shares outstanding            29,835,195        30,063,811
                                                                   ===============   ===============

             The accompanying notes are an integral part of these
                      consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                      1997                1996
                                                                  ------------        ------------
Revenues                                                           $   429,030         $   268,729
Cost of sales                                                          364,775             234,736
                                                                  ------------        ------------
     Gross margin                                                       64,255              33,993
                                                                  ------------        ------------
Selling, general and administrative expenses                            38,869              25,811
Income from unconsolidated joint ventures                                2,665               3,900
Interest expense                                                         3,956               5,046
Other income                                                               664                 738
                                                                  ------------        ------------
     Income from continuing operations before income taxes              24,759               7,774
     Provision for income taxes                                        (10,163)             (3,116)
                                                                  ------------        ------------
Income from continuing operations                                       14,596               4,658
Income from discontinued operations, net of income taxes of
  $(578) and $(79) for the nine months ended September 30,
  1997 and 1996, respectively                                              829                 151
                                                                  ------------        ------------
NET INCOME                                                         $    15,425         $     4,809
                                                                  ============        ============

NET INCOME PER SHARE:
  Income from continuing operations                                $      0.49         $      0.15
  Income from discontinued operations                                     0.03                0.01
                                                                  ------------        ------------
NET INCOME PER SHARE                                               $      0.52         $      0.16
                                                                  ============        ============

Weighted average common and equivalent shares outstanding           29,749,635          30,065,262
                                                                  ============        ============

             The accompanying notes are an integral part of these
                      consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       1997             1996
                                                                   -------------    ------------
                                    ASSETS
Cash and equivalents                                                 $  3,173         $  5,252
Investment securities held to maturity                                    -              5,329
Mortgage notes receivable and accrued interest                          2,821            3,741
Other notes and accounts receivable, net                               10,916            8,648
Inventories:
  Real estate in process of development and completed model homes     434,807          363,718
  Real estate held for sale                                             6,174            8,927
Property and equipment, at cost, net of accumulated depreciation
  and amortization of $4,081 and $3,320, respectively                   5,903            1,741
Investments in and advances to unconsolidated joint ventures           23,879              885
Deferred income taxes                                                  14,136           16,481
Other assets                                                            4,087            6,325
Excess of cost over net assets acquired, net                            6,850              -
                                                                     --------         --------
    Total assets of continuing operations                             512,746          421,047
                                                                     --------         --------
Net assets of discontinued operations                                  24,169           28,028
                                                                     --------         --------
      TOTAL ASSETS                                                   $536,915         $449,075
                                                                     ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unsecured notes payable                                              $ 33,200         $ 57,300
Trust deed notes payable                                                8,373            4,467
Accounts payable and accrued expenses                                  44,699           26,958
10-1/2 percent senior notes due 2000                                   78,800          100,000
8-1/2 percent senior notes due 2007, net                               99,319              -
                                                                     --------         --------
    Total liabilities                                                 264,391          188,725
                                                                     --------         --------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued                                                             -                -
Common stock, $.01 par value; 100,000,000 shares authorized;
  29,561,781 and 29,629,981 shares outstanding in 1997 and 1996,
  respectively                                                            296              296
Paid-in capital                                                       282,827          283,331
Investment securities valuation adjustment                                162              (39)
Accumulated deficit                                                   (10,761)         (23,238)
                                                                     --------         --------
    Total stockholders' equity                                        272,524          260,350
                                                                     --------         --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $536,915         $449,075
                                                                     ========         ========

             The accompanying notes are an integral part of these
                    consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              1997               1996
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $ 15,425           $  4,809
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                                665                531
      Amortization of deferred income and discounts                                  4                 62
      Net (gain) loss on sale of investments, loans and REO                     (2,613)              (560)
      Provision for loan losses                                                      3                465
      Changes in cash and equivalents due to:
        Inventories                                                            (60,192)           (19,238)
        Receivables and accrued interest                                          (672)               207
        Investments in and advances to joint ventures                          (22,994)               660
        Accounts payable and accrued expenses                                   16,331             (2,038)
        Deferred income taxes                                                    2,541                543
        Excess of cost over net assets acquired                                 (6,850)                -
        Other, net                                                               4,962                240
                                                                              --------           --------
  Net cash provided by (used in) operating activities                         $(53,390)          $(14,319)
                                                                              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of investments and principal repayments              $ 53,778           $ 15,164
  Net sales of real estate owned                                                 2,895              4,134
  Net (additions to) retirements from property and equipment                    (1,144)              (229)
  Purchases of investment securities                                           (49,207)           (30,410)
  New loan fundings and loan purchases                                            (352)            (1,560)
  Loan sales and principal repayments from loans                               187,744             52,415
                                                                              --------           --------
  Net cash provided by (used in) investing activities                         $193,714           $ 39,514
                                                                              --------           --------

  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              1997               1996
                                                                          ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) bank credit facilities                     $ (24,100)         $  23,350
  Net proceeds from the issuance of 8 1/2 percent Senior Notes                  96,931                 -
  Proceeds from deposits to savings accounts                                   167,365            199,523
  Payments on savings account withdrawals                                     (230,996)          (225,093)
  Interest credited to savings accounts                                          2,392              3,537
  Proceeds from FHLB advances                                                   79,000             13,000
  Principal payments on FHLB advances                                         (170,000)           (59,000)
  Principal payments on notes and trust deed notes payable                     (25,308)            (6,447)
  Dividends paid                                                                (2,948)            (2,705)
  Net change in securities sold subject to agreements to repurchase                 -               3,083
  Repurchase of common shares                                                   (1,964)                -
  Proceeds from the exercise of stock options                                    1,459                 -
                                                                          ------------       ------------
  Net cash provided by (used in) financing activities                        $(108,169)         $ (50,752)
                                                                          ------------       ------------
  Net increase (decrease) in cash and equivalents                            $  32,155          $ (25,557)
  Cash and equivalents at beginning of period                                   16,234             37,597
                                                                          ------------       ------------
  Cash and equivalents at end of period                                      $  48,389          $  12,040
                                                                          ============       ============

SUMMARY OF CASH BALANCES:
  Homebuilding and corporate                                                 $   3,173          $   5,252
  Discontinued operations                                                       45,216              6,788
                                                                          ------------       ------------

                                                                             $  48,389          $  12,040
                                                                          ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Noncash transactions:
     Expenses capitalized in connection with the issuance of the
      8 1/2 percent Senior Notes due 2007                                    $   2,377          $      -
     Land acquisitions financed by purchase money trust deeds                    8,014              8,904
     Loans receivable foreclosed on, net                                         1,110              2,013
  Cash paid during the period for:
     Interest, all entities                                                  $  21,190          $  26,350
     Income taxes                                                                3,883              1,478

  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
             (Dollar amounts presented in tables are in thousands)


1.  Basis of presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the periods shown.

2.  Capitalization of interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the nine month and three month periods ended September 30, 1997 and 1996:


                                                       Nine Months Ended                 Three Months Ended,
                                                         September 30,                      September 30,
                                                  ---------------------------       ---------------------------
                                                     1997             1996             1997             1996
                                                  ----------       ----------       ----------       ----------

Total interest incurred during the period            $12,362          $12,975          $ 4,247          $ 4,071
Less: Interest capitalized as a cost of real
  estate inventories                                   8,406            7,929            3,138            2,229
                                                  ----------       ----------       ----------       ----------
Interest expense                                     $ 3,956          $ 5,046          $ 1,109          $ 1,842
                                                  ==========       ==========       ==========       ==========
Interest previously capitalized as a cost of real
  estate inventories, included in cost of sales      $17,321          $12,895          $ 7,131          $ 5,014
                                                  ==========       ==========       ==========       ==========
Interest capitalized in ending inventories           $16,227          $27,551          $16,227          $27,551
                                                  ==========       ==========       ==========       ==========


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

4.  Earnings per share
    ------------------

Earnings per share for the three month and nine month periods ended September 30, 1997 and 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market prices during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company no later than December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. With the exception of the three month period ended September 30, 1997, both basic and diluted net income per share, as calculated under the new standard, would be the same as net income per share as reflected in the accompanying consolidated statements of operations for the three month and nine month periods ended September 30, 1997 and 1996, respectively. Basic net income per share would have been $0.25 per share versus $0.24 per share for the three month period ended September 30, 1997.

5.  Acquisition
    -----------

On September 30, 1997, the Company acquired all of the outstanding stock of Duc Development Company (Duc), a privately held northern California homebuilding company, for approximately $16 million in cash. In connection with the acquisition, the Company acquired certain other real estate assets related to Duc's operations for approximately $55 million in cash and the assumption of approximately $8 million of debt.

The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition and are included in the accompanying consolidated condensed balance sheets. In addition, the excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $6.85 million, which has been recorded as excess of cost over net assets acquired in the accompanying consolidated condensed balance sheets and is being amortized on a straight-line basis over 7 years. Included in the $16 million paid for the stock of Duc is contingent consideration of approximately $5 million which is to be paid upon the Company obtaining entitlement approvals on a certain parcel of land. Upon such payment, the amount will be recorded as real estate inventory.

The pro forma effect of including Duc's operations in the Company's consolidated operating results since January 1, 1997 is not presented, as the impact is not material. Commencing October 1, 1997, the operating results of Duc will be included in the Company's consolidated financial statements.

6.  Discontinued Operations
    -----------------------

In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Savings Plan") for the Company's savings and loan subsidiary ("Savings"). In June 1997, and pursuant to the Savings Plan, Savings sold substantially all of their mortgage loan portfolio and the Company entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. The definitive sale agreement is subject to, among other things, the approval of the Office of Thrift Supervision. Management currently estimates that both the disposition of Savings under the Savings Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company.

In November 1997, the Company entered into a definitive agreement (the "Agreement") to sell all of the outstanding stock of Panel Concepts, Inc. ("Panel") to a third party to be effective December 1, 1997. The net gain will be recorded upon the closing of the sale, and as a result, no gain on disposition has been reflected in the accompanying consolidated condensed results of operations. Proceeds from the sale of Panel are expected to be approximately $8.8 million before transaction and other related costs. Additionally, certain assets of Panel totaling approximately $9 million have been or will be distributed to the Company prior to the closing.

Savings and Panel have been accounted for as discontinued operations and, accordingly, the results of their operations have been segregated in the accompanying consolidated condensed statements of operations. Additionally, the assets and liabilities of these discontinued operations have been classified in the accompanying consolidated condensed balance sheets as "Net assets of discontinued operations." Discontinued operations have not been segregated in the accompanying consolidated condensed statements of cash flows.

Interest income and product sales from these discontinued operations aggregated $25,866,000 and $29,132,000 for the nine month periods ended September 30, 1997 and 1996, respectively, and $7,637,000 and $9,326,000 for the three month periods ended September 30, 1997 and 1996, respectively.

The components of net assets of discontinued operations included in the accompanying consolidated condensed balance sheets at September 30, 1997 and December 31, 1996 are as follows:


                                                           At September 30,                    At December 31,
                                                                  1997                              1996
                                                           ----------------                    ---------------
                                                                           (Dollars in thousands)
Assets:
Cash and equivalents                                               $ 45,216                           $ 10,981
Accounts receivable, net                                              2,459                              2,426
Investment securities available for sale                             43,402                             42,401
Mortgage notes receivable and accrued interest, net                  11,605                            199,135
Manufacturing inventories                                             1,302                              1,432
Property and equipment, at cost, net of accumulated
 depreciation of $3,472 and $4,189, respectively                        810                              4,527
Real estate acquired in settlement of loans, net                      1,405                              2,079
Deferred income taxes                                                 1,385                              1,581
Investment in FHLB stock                                              8,330                              7,958
Other assets                                                            911                              1,813
                                                           ----------------                    ---------------
   Total assets--discontinued operations                           $116,825                           $274,333
                                                           ----------------                    ---------------
Liabilities:
Savings accounts                                                   $ 71,574                           $132,813
FHLB advances                                                        18,000                            109,000
Accounts payable and accrued expenses                                 3,082                              4,492
                                                           ----------------                    ---------------
      Total liabilities--discontinued operations                     92,656                            246,305
                                                           ----------------                    ---------------
Net assets of discontinued operations                              $ 24,169                            $28,028
                                                          =================                   ================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



A comparative summary of operating results for homebuilding and corporate operations for the nine month and three month periods ended September 30, 1997 and 1996 is as follows (dollar amounts in thousands):

                                                               Nine Months Ended                  Three Months Ended
                                                                 September 30,                       September 30,
                                                            --------------------------         --------------------------
                                                               1997             1996              1997            1996
                                                            ----------       ----------        ----------       ----------
Revenues                                                      $429,030         $268,729          $177,150         $105,417
Cost of sales                                                  364,775          234,736           149,572           91,212
                                                              --------         --------          --------         --------
   Gross margin                                                 64,255           33,993            27,578           14,205
                                                              --------         --------          --------         --------
   Gross margin percentage                                        15.0%            12.6%             15.6%            13.5%
                                                              --------         --------          --------         --------
Selling, general and administrative expenses                    38,869           25,811            16,158            9,287
Income from unconsolidated joint ventures                        2,665            3,900             1,148              871
Interest expense                                                 3,956            5,046             1,109            1,841
Other income                                                       664              738               201              210
                                                              --------         --------          --------         --------
   Homebuilding and corporate pretax income                   $ 24,759         $  7,774          $ 11,660         $  4,158
                                                              ========         ========          ========         ========

A summary of residential housing key operating data for the nine month and three month periods ended September 30, 1997 and 1996 is as follows (dollar amounts in thousands, except average selling prices):

                                                               Nine Months Ended                  Three Months Ended
                                                                 September 30,                       September 30,
                                                            --------------------------         --------------------------
                                                               1997             1996              1997            1996
                                                            ----------       ----------        ----------       ----------
New homes delivered:
   California                                                    1,135              773               462              307
   Texas                                                           276              244                95               83
   Joint ventures (California)                                      46              135                17               35
                                                            ----------       ----------        ----------       ----------
     Total                                                       1,457            1,152               574              425
                                                            ----------       ----------        ----------       ----------
Average Selling Price:
     California deliveries (excluding joint ventures)         $328,610         $286,764          $341,048         $292,093
     Texas deliveries                                         $190,551         $184,185          $186,567         $186,187
     Combined (excluding joint ventures)                      $301,605         $262,153          $314,700         $269,554
     Combined (including joint ventures)                      $303,923         $255,757          $318,565         $262,197

Net new orders                                                   1,591            1,455               480              431
Backlog at quarter end (in units)                                  633              609
Backlog at quarter end (in dollars)                           $210,242         $193,649
Active selling communities at quarter end                           56               53

During the quarter ended September 30, 1997, the Company delivered 574 new homes (including 17 by the Company's unconsolidated joint venture), a new third quarter high, at an average selling price of $318,565 compared to 425 new homes (including 35 by the Company's unconsolidated joint venture) at an average selling price of $262,197 for the 1996 third quarter.

Homebuilding revenues for the quarter ended September 30, 1997, also a new third quarter high, increased by approximately 68 percent from the year earlier period, while cost of sales attributed to residential housing increased by approximately 64 percent over the same period. The rise in homebuilding revenues of approximately $71.7 million over the 1996 third quarter resulted primarily from an increase of $45.0 million due to a 43 percent increase in unit deliveries (excluding joint venture deliveries), an increase of $25.1 million due to a 16.7 percent jump in the average selling price of homes delivered, with the balance attributable to an increase in improved lot sales. The Company's Northern California, Ventura County and Houston divisions experienced strong growth in unit deliveries, increasing 130 percent, 48 percent and 61 percent over the year earlier quarter, respectively, while deliveries from the Company's Orange County division remained consistent with the strong level of deliveries generated in the 1996 third quarter. The increase in the average selling price resulted from a greater distribution of homes delivered in the $400,000 to $800,000 price range in California. The Company anticipates its average selling price to remain above the $300,000 level for the foreseeable future.

Residential housing cost of sales for the quarter ended September 30, 1997 increased by approximately $58.4 million over the 1996 third quarter primarily as a result of an increase of $39.0 million due to a greater number of homes delivered, an increase of $17.9 million attributable to a higher average cost of new homes delivered and an increase of approximately $1.5 million related to improved lots.

The homebuilding gross margin percentage increased from 13.5 percent in the third quarter of 1996 to 15.6 percent in the third quarter of 1997. The improvement in gross margin reflects the generally healthy housing market in California.

Selling, general and administrative expenses for the homebuilding and corporate segment increased as a percentage of revenues from 8.8 percent in the third quarter of 1996 to 9.1 percent for the 1997 third quarter. This increase is primarily attributable to the opening of several new communities in the Company's California markets, an increase in profit based compensation and certain nonrecurring expenses.

Income from the unconsolidated joint ventures increased from $871,000 in the third quarter of 1996 to $1.1 million in the third quarter of 1997. Although joint venture unit deliveries were down from the prior year, profits increased due to stronger gross margins coupled with higher selling prices.

Interest incurred for the quarter ended September 30, 1997 was $4.2 million of which $3.1 million was capitalized to real estate inventories compared to $4.1 million incurred for the quarter ended September 30, 1996 of which $2.2 million was capitalized.

The Company continues to see a recovery in the San Diego housing market as evidenced by a more than doubling of net new home orders for the third quarter over the year earlier period. Company-wide orders for the quarter were up over 11 percent from the previous year to 480, which represents the highest third quarter order level since 1987. In addition, the Company ended the quarter with a backlog of 633 homes valued in excess of $210 million, up 9 percent over the 1996 level.

The Company is optimistic about its opportunities in California with its inventory of well located projects which was further enhanced by the recently announced acquisition of a homebuilder in the San Francisco Bay Area. Deliveries from this acquisition should have a positive effect on the Northern California division beginning in 1998. With this acquisition, the Company adds over 1,400 single family lots to its real estate inventory.

Inventory Financing Sources
---------------------------

Sources of financing for the Company's real estate inventories at September 30, 1997 were: trust deed notes payable 2%, unsecured debt 48% and equity 50%.


Financial Condition and Liquidity
---------------------------------

In June 1997, the Company issued $100 million of 8 1/2 percent Senior Notes due in 2007. The notes were issued at a discount to yield approximately 8.6 percent. The Senior Notes are subject to certain restrictive financial covenants, which among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) pay dividends, and (iv) sell assets. These notes are callable at the Company's option commencing June 15, 2002 at a premium of 104.25% of par value, with the call price reducing ratably to par on June 15, 2005. Net proceeds to the Company after offering expenses were approximately $96.9 million. The Company used the net proceeds to repay indebtedness outstanding under the Company's unsecured revolving credit facility.

Borrowings outstanding under the Company's unsecured revolving credit facility totaled $33.2 million at September 30, 1997 versus $57.3 million at December 31, 1996. In August 1997, the Company and its bank group amended the unsecured revolving credit facility to, among other things, increase the commitment to $275 million, increase the term of the facility from three years to four years and reduce the cost of borrowings and other fees.

On March 1, 1997, the Company made its first of three annual $20 million sinking fund payments on the 10 1/2 percent Senior Notes due in 2000.

The Company did not repurchase any shares of its common stock during the third quarter related to the previously announced common stock repurchase program. However, since the inception of the Company's stock buyback plan the Company has repurchased an aggregate of 1,285,750 shares of its common stock for approximately $8.3 million, leaving a balance of approximately $11.7 million available under the repurchase program.

On October 28, 1997, the Company's Board of Directors declared a quarterly cash dividend of $.04 per share of common stock. The dividend will be payable on November 27, 1997 to shareholders of record on November 13, 1997.

Cash requirements for the homebuilding and corporate segments were provided from internally generated funds and outside borrowings, principally the revolving credit facility and the net proceeds from the issuance of the 8 1/2 percent Senior Notes. Management believes that these sources of cash, including capital available through the public debt and equity markets, are sufficient to finance its current and future working capital requirements and other needs.

                 STATEMENT REGARDING FORWARD LOOKING DISCLOSURE


The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding the following: the price range of future homes constructed by the Company; a generally healthy housing market in California; a recovery in the San Diego housing market; the Company's opportunities in California and the strength of its inventory in certain California markets; the expected effect of the acquisition of a San Francisco Bay Area homebuilder on the Company's operations; the homebuilding segment's backlog of homes; the sufficiency of the Company's cash provided by internally generated funds and outside borrowings; the expected gain or loss resulting from the operation of Savings prior to sale and from the sale of Savings; and the expected sale of Panel Concepts and the gain to be recognized on such sale. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters and the permitting process for home construction; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; the availability of financing to homebuilders; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.
                                              (Registrant)



Dated:    November 10, 1997         By:    /s/ Arthur E. Svendsen
                                           ----------------------
                                           Arthur E. Svendsen
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:    November 10, 1997         By:    /s/ Andrew H. Parnes
                                           --------------------
                                           Andrew H. Parnes
                                           Vice President of Finance, Treasurer
                                           and Principal Financial and
                                           Accounting Officer

                           PART II OTHER INFORMATION



Item 1.   Legal proceedings
               None

Item 2.   Change in Securities
               None

Item 3.   Default upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders
               None

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


               10.9 Stock Purchase Agreement between Standard Pacific Corp. and
                    Duc Development Company dated September 30, 1997
               11.  Statement of computation of earnings per share.
               27.  Financial Data Schedule.



          (b)  Current Reports on Form 8-K
                    None