Form 10-K
period 1997-12-31
STANDARD PACIFIC CORP /DE/
filed 1998-03-11
CIK 878560

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from       N/A            to
                                 -------------------     ----------------------
      Commission file number 1-10959

                            STANDARD PACIFIC CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0475989
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       1565 W. MACARTHUR BLVD.,                         92626
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


     10 1/2% SENIOR NOTES DUE 2000             NEW YORK STOCK EXCHANGE
     8 1/2% SENIOR NOTES DUE 2007              NEW YORK STOCK EXCHANGE


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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO    .
                                                   ---    ---
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THE FORM 10-K. [_]

  As of March 1, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was $438,231,139.

Documents incorporated by reference:

  Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

  As of March 1, 1998, there were 29,720,781 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STANDARD PACIFIC CORP.

                                    PART I

ITEM 1. BUSINESS

  Standard Pacific Corp. ("the Company") operates primarily as a geographically diversified builder of single-family homes for use as primary residences with operations throughout the major metropolitan markets in California and Texas. For the year ended December 31, 1997, approximately 79 percent and 21 percent of the Company's home deliveries (including unconsolidated joint ventures) were in California and Texas, respectively.

  The Company was incorporated in the State of Delaware in 1991. Through its predecessors, Standard Pacific Corp. commenced its homebuilding operations in 1966 with a single tract of land in Orange County, California. As used herein, "Company" refers to Standard Pacific Corp. and its predecessors.

STRATEGY

  The Company believes that its long history of building high quality homes in California and Texas and its conservative operating strategy have enabled the Company to successfully weather cyclical downturns and position the Company to capitalize on the improving California market. The main elements of the Company's strategy include:

  Focus on Broad Move-Up Market. The Company concentrates on the construction of single-family homes for use as primary residences by move-up buyers. The Company believes that the market for primary residences is more resistant to economic downturns than the market for second or vacation homes. The average selling price of the Company's homes for the year ended December 31, 1997 was approximately $307,000. Currently, the Company expects to concentrate its efforts on acquiring land that is suitable for the construction and sale of homes generally in the price range of $150,000 to $400,000, which represents a broad market segment in the Company's market areas. The Company also constructs and sells homes in the $400,000 to $800,000 price range in certain of its California markets.

  Reputation for High Quality, Single-Family Homes. The Company believes that it has an established reputation for providing high quality homes. The Company prides itself on its ability to design unique and attractive homes and provide its customer with a wide selection of options. The Company believes that its long history of providing high quality homes has resulted in many repeat buyers and word-of-mouth sales. The Company also uses extensive marketing to sell its homes, and its homes are generally sold by its own staff of sales personnel through the use of model homes which are usually maintained at each project site. The Company also makes extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

  Conservative Operating Strategy. The Company customarily acquires unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 300 homes in increments of 10 to 30 homes. The Company generally purchases land only when it projects commencement of construction within a relatively short time period. The number of homes built in the first increment of a project is based upon internal market studies. The timing and size of subsequent increments depend to a large extent upon sales rates experienced in the earlier increments. By developing projects in increments, the Company has been able to respond to local market conditions and control the number of its completed and unsold homes. Additionally, an increasing percentage of the Company's lots are controlled through joint ventures. The Company uses joint ventures for certain land development projects that have long lead times or are of significant size requiring substantial capital investments.

  Strong Land Position. The Company has been operating in California for over 30 years and has established an excellent reputation with land owners. The Company believes that its long standing relationships with land owners and developers in California give the Company a competitive edge in securing quality land positions at competitive prices. In order to ensure an adequate supply of land for future homebuilding activities, the Company generally attempts to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to five years. The Company believes that its 9,016 owned or controlled building sites at December 31, 1997, in addition to any land sites for which the Company may enter into negotiations, will be sufficient for its operations over this period.

  Geographic Diversification. The Company has focused its California homebuilding activities in Orange, Riverside, San Bernardino, San Diego and Ventura Counties in southern California, and in the San Francisco Bay area of northern California. Additionally, the Company has projects in the Houston, Dallas and Austin markets in Texas. The Company's policy of diversifying among different geographic areas has enabled it to reduce the impact of adverse local economic conditions. Additionally, the Company believes that it has significant opportunities to expand in its existing markets and to enter new geographic markets.

  Control of Overhead and Operating Expenses. Throughout its history, the Company has sought to minimize overhead expenses in order to be more flexible in responding to the cyclical nature of its business. The Company strives to control its overhead costs by centralizing certain of its administrative functions and by limiting the number of middle level management positions.

  Experienced Management and Decentralized Operations. The Company's senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Each division is run by a local manager. One of the essential criteria in the selection of a divisional manager is the individual's in-depth familiarity with the geographic areas within which the division operates. The decisions regarding selection of parcels of land for purchase and development are made in conjunction with the officers of the Company, and thereafter, each manager conducts the operations of the division relatively autonomously as a separate profit center.

OPERATIONS

  The Company currently conducts activities in California and Texas through a total of six geographic divisions, with 99 projects under development or held for future development at December 31, 1997.

  The table below sets forth certain information for each division and for the Company as a whole for the periods indicated.

                              YEAR ENDED                           AS OF
                          DECEMBER 31, 1997                DECEMBER 31, 1997(1)
                          ------------------ -------------------------------------------------
                                                TOTAL     NUMBER
                                               NUMBER       OF     BUILDING    HOMES
                                    AVERAGE  OF PROJECTS PROJECTS   SITES      UNDER
                                      HOME    HELD FOR   IN SALES  OWNED OR  CONSTRUC- PRESOLD
                            HOMES   SELLING  DEVELOPMENT  STAGE   CONTROLLED   TION     HOMES
                          DELIVERED  PRICE       (2)       (3)       (4)        (5)      (6)
                          --------- -------- ----------- -------- ---------- --------- -------
Orange County...........      456   $385,596      21         9      2,212       150       83
San Diego County........      137    304,081       9         4        874       120       93
Ventura County..........      256    255,395       8         5        513       136       94
San Francisco Bay area..      628    345,531      30        10      2,880       172      151
Houston.................      168    142,159       8         7        472        53       52
Dallas/Austin...........      234    234,021      17        13      1,298        55       66
                            -----   --------     ---       ---      -----       ---      ---
Total Consolidated......    1,879    307,265      93        48      8,249       686      539
Unconsolidated Joint
 Ventures--California...       67    364,585       6         3        767        22       27
                            -----   --------     ---       ---      -----       ---      ---
Totals for and as of the
 year ended December 31,
 1997...................    1,946   $309,239      99        51      9,016       708      566
                            =====   ========     ===       ===      =====       ===      ===
Totals for and as of the
 year ended December 31,
 1996...................    1,623   $261,681      77        53      6,527       599      485
                            =====   ========     ===       ===      =====       ===      ===

--------
(1) Includes as of December 31, 1997, 102 model homes and 116 completed and unsold homes, and as of December 31, 1996, 135 model homes and 206 completed and unsold homes.
(2) The total number of projects held for development as of the end of each period shown includes projects with homes in the sales stage, under construction and projects in various stages of planning.
(3) The number of projects in the sales stage includes projects where the sales office has opened and/or the Company has begun to enter into sales contracts for the sale of its homes.
(4) Includes homes reflected in Homes Under Construction and Presold Homes.
(5) Includes certain homes reflected in Presold Homes.
(6) See "--Marketing and Sales" for information concerning cancellation rates and contractual arrangements under which homes are presold.

  Each division is run by a local manager. One of the essential criteria in the selection of a divisional manager is the person's in-depth familiarity with the geographic areas within which the division operates. The decisions regarding selection of parcels of land for purchase and development are made in conjunction with the officers of the Company, and thereafter, each manager conducts the operations of the division relatively autonomously as a separate profit center.

  Substantially all of the Company's homes sold are single-family detached dwellings, although during the past few years approximately 5 percent to 10 percent have been townhouses or condominiums generally attached in varying configurations of two, three, four and six dwelling units.

  The Company's homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. Homes built by the Company are targeted for occupancy as primary residences. While the homes built by the Company typically range in size from approximately 1,800 to 2,800 square feet and typically include three or four bedrooms, two or three baths, a living room, kitchen, dining room, family room and a two or three-car garage, the Company also has built single-family attached and detached homes ranging from 1,100 to 5,500 square feet. For the years ended December 31, 1997, 1996 and 1995, the average selling prices of the Company's homes, including sales of the unconsolidated joint ventures, were $309,239, $261,681, and $271,936, respectively.

LAND ACQUISITION, DEVELOPMENT AND CONSTRUCTION

  In considering the purchase of land for the development of a project, the Company reviews such factors as proximity to existing developed areas; population growth patterns; availability of existing community services such as water, gas, electricity and sewers; school districts; employment growth rates; the expected absorption rate for new housing; environmental condition of the land; transportation availability and the estimated costs of development. Generally, if all requisite governmental agency approvals are not in place, the Company enters into a conditional agreement to purchase a parcel of land, making only a nominal deposit on the property. The general policy of the Company is to complete a purchase of land only when it can reasonably project commencement of construction within a relatively short period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and to the Company's being able to obtain all requisite approvals from governmental agencies within a certain period of time. The Company customarily acquires unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 300 homes, which construction is accomplished in smaller sized increments. The number of homes built in the first increment of a project is based upon the Company's internal market studies. The timing and size of subsequent increments depends on the sales rates of earlier increments. The Company's development work on a project includes obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, sewer and drainage systems, recreational facilities and other improvements.

  The Company typically uses both its equity (internally generated funds) and unsecured financing in the form of bank debt and other unsecured debt to fund land acquisitions. The Company also uses purchase money trust deeds to finance the acquisition of land. Generally, with the exception of joint ventures, specific project financing is not used.

  The Company has entered into joint venture arrangements to develop certain parcels of land. During 1993, the Company's Orange County division entered into a joint venture agreement to develop and deliver 469 homes. For the years ended December 31, 1997, 1996, 1995 and 1994, the Company delivered 15, 151, 195 and 108 homes, respectively, through this unconsolidated joint venture. In 1995, the Company's Orange County division entered into a joint venture arrangement to develop 209 lots in the city of Orange, California. The Company will purchase all 209 lots for the construction and sale of homes. Additionally, in 1996 the Company's Orange County division entered into another joint venture to develop and deliver approximately 800 homes in Fullerton and Brea, California. During 1997 and 1996, the Company delivered 52 and three new homes, respectively, from this unconsolidated joint venture. In the first half of 1997, the Company's northern California division entered into a joint venture to develop approximately 700 lots in Gilroy, California. Fifty percent of these lots will be sold to the Company for the construction and sale of homes. The Company has made an investment of approximately $9.4 million in this joint venture.

  During 1997, the Company entered into a joint venture with affiliates of Catellus Development Corporation and Starwood Capital Group L.L.C. to acquire and develop a 3,470-acre masterplanned community located in south Orange County (the "Talega Joint Venture"). The Talega Joint Venture plans to develop and deliver in phases finished lots for up to approximately 4,500 attached and detached homes, as well as a championship golf course, certain community amenities and commercial and industrial components. As a one-third participant in this long-term project, the Company is obligated to invest up to $20.0 million in the project and will receive certain rights of first offer entitling the Company to purchase up to 1,000 finished lots from the joint venture for construction and sale of homes by the Company. As of December 31, 1997, the Company had made investments of approximately $10.9 million in this joint venture.

  The Company essentially functions as a general contractor with its supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning, and subcontractors are employed to perform all of the physical development and construction work on the project. The Company does not have long-term contractual commitments with any of its subcontractors, consultants or suppliers of materials. However, because of its market presence and long-term relationships, the Company has generally been able to obtain sufficient materials and commitments from subcontractors and consultants during times of market shortages. These types of agreements are generally entered into on an increment-by-increment basis at a fixed price after competitive bidding. The Company believes that the low fixed labor expense resulting from conducting its operations in this manner has been instrumental in enabling it to retain the necessary flexibility to react to increases or decreases in demand for housing.

  Although the construction time for the Company's homes varies from project to project depending on the time of year, local labor situations, certain governmental approval processes, availability of materials and supplies and other factors, the Company can typically complete the construction phase of an increment within one of its projects in approximately four to six months.

MARKETING AND SALES

  The Company's homes are generally sold by its own staff of sales personnel. Furnished and landscaped model homes are usually maintained at each project site. Homebuyers are afforded the opportunity to select, at additional costs, various optional amenities such as prewiring options, upgraded flooring, cabinets and counter tops, varied interior and exterior color schemes, additional appliances and some room configurations. The Company makes extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

  The Company's homes are typically sold during construction using sales contracts which are usually accompanied by a cash deposit, although some of the Company's homes are sold after completion of construction. In some cases, purchasers are permitted to cancel these contracts if they are unable to sell their existing homes or fail to qualify for financing and under certain other circumstances. During each of the years ended December 31, 1997, 1996 and 1995, the Company experienced cancellation rates of 22 percent, 24 percent and 25 percent, respectively. Although cancellations can delay the delivery of the Company's homes, they have not, during the last few years, had a material negative impact on sales, operations or liquidity because of the Company's policy of closely monitoring the progress of prospective buyers in obtaining financing and monitoring and adjusting its start plan to better match the level of demand for its homes. Sales are recorded after construction is completed, required down payments are received and title passes. At December 31, 1997, 1996 and 1995, the Company had an inventory of completed and unsold homes of 116, 206 and 239, respectively.

FINANCING

  Home purchase financing from local lending institutions generally averages 80 percent or more of the purchase price of the homes. During periods of high mortgage rates or difficult economic times, the Company may assist its homebuyers by "buying-down" the interest rates on mortgage loans or subsidizing all or a part of the homebuyers' up front financing fees. The amounts of such "buy-downs" or subsidies is dependent upon prevailing market conditions and interest rate levels. During the past few years the amount of such "buy-downs" has not been significant due to the generally low level of mortgage interest rates.

  The Company recently formed Family Lending Services, Inc. ("Family Lending Services"), which will operate as a mortgage banking subsidiary of the Company, offering mortgage financing to the Company's home buyers and others. Family Lending Services is in the process of obtaining required regulatory approvals and mortgage warehouse financing and is currently expected to begin offering mortgage financing to home buyers in the second quarter of 1998.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

  Set forth below are certain matters that may affect the Company.

  Land Acquisition and Inventory Risks. The development, construction and sale of homes are subject to various risks including, among other things, the continued availability of suitable undeveloped land at reasonable prices and adverse local market conditions resulting from changes in economic conditions or competitive over-building. In the early 1990's and as a result of the national and California recessions which began in 1990, the Company recorded aggregate writedowns of approximately $8.8 million on several of the Company's California projects to value the remaining homes in these projects at estimated net realizable values in order to provide for reserves to cover potential price concessions. At December 31, 1995, and as a result of continued adverse trends experienced in some of the Company's markets, particularly in San Diego, coupled with the adoption of FAS 121, the Company recorded a $46.5 million noncash pretax charge against operations. FAS 121 required a change in the method of valuing long-lived assets, including assets such as the Company's real estate holdings. See Note 2 of the Notes to the Company's consolidated financial statements included elsewhere in this Form 10- K.

   Although the Company believes that it has acquired a sufficient number of lots to provide for its home construction activities for the near term, no assurances can be given that the Company will be able to sell the homes it produces on a profitable basis.

  Economic Conditions and Interest Rates. The Company's business is highly cyclical and is affected by national, world and local economic conditions and events and the effect such conditions and events have on the markets it serves in California and Texas and in particular by the level of mortgage interest rates and consumer confidence in those regions. The Company cannot predict whether interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, and in particular mortgage interest rates, the Company's operating results could be adversely impacted. The recent downturn and continued uncertainty in Asian financial markets, including the devaluation of various Asian currencies, could have an adverse impact on the California and Texas economies and the demand for homes in those states.

  Dependence on California Market. The Company presently conducts most of its business in California. There have been periods of time in California where economic growth has slowed and the average sales price of homes in certain areas in California in which the Company does business have declined. There can be no assurance that home sales prices will not decline in the future.

  In past years, several cities and counties in California in which the Company has delivered a significant number of homes have approved the inclusion of "slow growth" initiatives and other election ballot measures which could impact the affordability and availability of homes and land within those localities. Although some of these initiatives have been defeated, the Company believes that if, in the future, similar initiatives are introduced and approved, future residential construction by the Company could be negatively impacted.

  Competition. The homebuilding industry is highly competitive, with homebuilders competing for customers, desirable properties, financing, raw materials and skilled labor. In each of the areas in which it operates, the Company competes in terms of location, design, quality, price and available mortgage financing with numerous other residential construction firms, including large national and regional firms, some of which have greater financial resources than the Company. In addition, the Company competes with resales of existing residential housing by individuals, financial institutions and others. The Company also competes with rental properties in certain markets.

  Regulatory and Environmental Matters. The housing industry is subject to environmental, building, worker health and safety, zoning and real estate regulations by various Federal, state and local authorities. The environmental laws that apply to a given homebuilding site depend upon the site's location, its environmental condition and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, certain new developments, particularly in southern California, are subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. By raising the price of the Company's homes to its customers, an increase in such assessments could have a negative impact on the Company's sales.

  In developing a project, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Furthermore, changes in prevailing local circumstances or applicable law may require additional approvals or modifications of approvals previously obtained, including environmental, zoning and other entitlement issues and may cause delays in the development process. Prior to acquiring a parcel of land, the Company may utilize deposit arrangements which allow the Company ample time to perform proper diligence and investigate and resolve necessary issues.

  Risk of Material and Labor Shortages. The Company is not presently experiencing any serious material or labor shortages; however, the residential construction industry in the past has, from time to time, experienced serious material and labor shortages, including shortages in insulation, drywall, certain carpentry work and cement and fluctuating lumber prices and supply. Delays in construction of homes and higher costs due to these shortages could have an adverse effect on the Company's operations.

  Natural Risks. Climatic conditions, such as unusually heavy or prolonged rain, including "El Nino" conditions, or other natural disasters such as earthquakes or fires, may affect operations in certain areas. In addition, the state of California has periodically experienced drought conditions resulting in water conservation measures and in some cases rationing by local municipalities in which the Company does business. Restrictions by governmental agencies on future construction activity as a result of limited water supplies could have an adverse effect upon the Company's operations.

EMPLOYEES

  At December 31, 1997, the Company had approximately 427 employees (excluding employees of discontinued operations).

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

ITEM 2. PROPERTIES

  In addition to real estate held for development and sale, which is either owned or under option to be purchased by the Company, the Company leases approximately 4.8 acres of land in Costa Mesa, California under leases expiring in 2002 on which the Company's executive office, the offices of the Orange County housing division and a manufacturing facility (which is subleased to an unrelated party) are located. The Company's other real estate housing divisions occupy various facilities under leases which expire from 1998 through 2002.

  The administrative office and branch location for Standard Pacific Savings, F.A. ("Savings") is located in Newport Beach, California. A total of 5,072 square feet is leased under a lease which expires in 2004. In addition, Family Lending Services occupies approximately 9,300 square feet of a facility in Newport Beach, California under a lease that expires in February 2005.

  As of December 31, 1997, the Company was subleasing approximately 59,000 square feet of manufacturing facilities to unrelated parties under leases expiring beginning in May 1998.

  The Company believes that all of its properties are well suited for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

  Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company and its subsidiaries. The Company believes that such claims and actions should not have a material adverse effect upon the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company, their ages and positions with the Company, and brief accounts of their business experience, are set forth below.

NAME                    AGE                            POSITION
----                    ---                            --------
Arthur E. Svendsen      74  Chairman of the Board and Chief Executive Officer; Director
Stephen J. Scarborough  49  President; Director
Andrew H. Parnes        39  Vice President--Finance, Treasurer and Chief Financial Officer
Clay A. Halvorsen       38  Vice President, General Counsel and Secretary

  Arthur E. Svendsen has served as the Chairman of the Board and Chief Executive Officer of the Company since 1961.

  Stephen J. Scarborough has served as a Director since May 1996 and as President of the Company since October 1996. Mr. Scarborough served as Executive Vice President of the Company from January 1996 until October 1996. Prior to this and since 1981, Mr. Scarborough was President of the Company's Orange County, California residential homebuilding division.

  Andrew H. Parnes was appointed to the position of Vice President--Finance in January 1997. In addition, he has served as the Company's Chief Financial Officer since July 1996 and as the Company's Treasurer since January 1991. From December 1989 until July 1996, Mr. Parnes served as the Company's Controller.

  Clay A. Halvorsen joined the Company as Vice President, General Counsel and Secretary in January 1998. Previously, from 1985 through December 1997, Mr. Halvorsen practiced with the law firm of Gibson, Dunn & Crutcher LLP, where he became a partner in January 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's shares of common stock are listed on the New York Stock Exchange and Pacific Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the reported high and low closing prices of the common shares as reported on the New York Stock Exchange Composite Tape and the amount of common dividends paid.

                                             YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                           1997                    1996
                                 ------------------------ ----------------------
      QUARTER ENDED               HIGH     LOW   DIVIDEND  HIGH   LOW   DIVIDEND
      -------------              ------- ------- -------- ------ ------ --------
      March 31.................. $ 8 3/4 $ 5 5/8   $.03   $7 1/4 $5 7/8   $.03
      June 30...................  10 1/2   6 3/8    .03    7 3/8  6 3/8    .03
      September 30..............  13      10 1/8    .04    7 1/8  5 3/4    .03
      December 31...............  16 1/4   9 3/4    .04    6 1/4  5 1/4    .03

  As of March 1, 1998, the approximate number of record holders of common stock of the Company was 1,683.

ITEM 6. SELECTED FINANCIAL DATA

                                           YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1997        1996      1995(1)       1994        1993
                          ----------  ----------  ----------  ----------  ----------
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................  $  584,571  $  399,863  $  346,263  $  374,783  $  249,884
                          ==========  ==========  ==========  ==========  ==========
Income (loss) from
 continuing operations
 before income taxes and
 cumulative effect of
 change in accounting
 for income taxes.......  $   41,046  $   12,948  $  (37,247) $   11,200  $   (1,617)
(Provision) benefit for
 income taxes...........     (17,070)     (5,197)     14,890      (4,595)        710
                          ----------  ----------  ----------  ----------  ----------  ---
Income (loss) from
 continuing operations
 before cumulative
 effect of change in
 accounting for income
 taxes..................      23,976       7,751     (22,357)      6,605        (907)
Income (loss) from dis-
 continued operations,
 net of income taxes....          48         642      (5,006)       (718)      2,726
Gain on disposal of dis-
 continued operation,
 net of income taxes....       3,302         --          --          --          --
Cumulative effect of
 change in accounting
 for income taxes.......         --          --          --          --          858
                          ----------  ----------  ----------  ----------  ----------
Net income (loss).......  $   27,326  $    8,393  $  (27,363) $    5,887  $    2,677
                          ==========  ==========  ==========  ==========  ==========
Basic Income (Loss) Per
 Share:
Income (loss) per share
 from continuing opera-
 tions..................  $     0.82  $     0.26  $    (0.73) $     0.21  $    (0.03)
Income (loss) per share
 from discontinued oper-
 ations,
 net of income taxes....        0.00        0.02       (0.17)      (0.02)       0.09
Gain on disposal of dis-
 continued operation,
 net of income taxes....        0.11         --          --          --          --
Cumulative effect of
 change in accounting
 for income taxes.......         --          --          --          --         0.03
                          ----------  ----------  ----------  ----------  ----------
Net income (loss) per
 share..................  $     0.93  $     0.28  $    (0.90) $     0.19  $     0.09
                          ==========  ==========  ==========  ==========  ==========
Diluted Income (Loss)
 Per Share:
Income (loss) per share
 from continuing opera-
 tions..................  $     0.81  $     0.26  $    (0.73) $     0.22  $    (0.03)
Income (loss) per share
 from discontinued
 operations, net of
 income taxes...........        0.00        0.02       (0.17)      (0.03)       0.09
Gain on disposal of dis-
 continued operation,
 net of income taxes....        0.11         --          --          --          --
Cumulative effect of
 change in accounting
 for income taxes.......         --          --          --          --         0.03
                          ----------  ----------  ----------  ----------  ----------
Net income (loss) per
 share..................  $     0.92  $     0.28  $    (0.90) $     0.19  $     0.09
                          ==========  ==========  ==========  ==========  ==========
Stockholders' equity per
 share..................  $     9.58  $     8.79  $     8.58  $     9.56  $     9.49
Cash dividends paid per
 share..................  $     0.14  $     0.12  $     0.12  $     0.12  $     0.12
Weighted average common
 shares outstanding-
 basic..................  29,504,477  30,000,492  30,488,676  30,616,991  30,585,442
Weighted average common
 and diluted shares out-
 standing-diluted.......  29,807,702  30,011,595  30,488,676  30,674,349  30,633,471
Total assets............  $  547,665  $  449,114  $  444,603  $  531,768  $  542,696
Long-term debt: continu-
 ing operations.........  $  214,305  $   80,000  $  129,062  $  134,360  $  147,273
Stockholders' equity....  $  283,778  $  260,389  $  257,926  $  292,743  $  290,395

--------
(1) The 1995 pretax loss from continuing operations of $37.2 million reflects the adoption of Financial Accounting Standards No. 121 ("FAS 121") which resulted in a $46.5 million noncash pretax charge to operations. See Note 2 to the Company's consolidated financial statements included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's consolidated financial statements and the related notes included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

                        SELECTED FINANCIAL INFORMATION

                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
                                                  (DOLLARS IN THOUSANDS)
Revenues......................................  $584,571  $399,863  $346,263
Cost of sales.................................   490,876   348,066   307,794
Noncash charge for impairment of long-lived
 assets.......................................       --        --     46,491
                                                --------  --------  --------
  Gross margin................................    93,695    51,797    (8,022)
                                                --------  --------  --------
  Gross margin percentage.....................      16.0%     13.0%     11.1%(1)
                                                --------  --------  --------
Selling, general and administrative expenses..    52,141    37,351    34,873
Income from unconsolidated joint ventures.....     3,787     4,708     6,953
Interest expense..............................     4,981     7,142     1,860
Amortization of excess of cost over net assets
 acquired.....................................       245       --        --
Other income..................................       931       936       555
                                                --------  --------  --------
  Income (loss) from continuing operations
   before income taxes........................  $ 41,046  $ 12,948  $(37,247)
                                                ========  ========  ========
--------

(1) The 1995 homebuilding gross margin percentage excludes the $46.5 million noncash charge for the adoption of FAS 121.

                                OPERATING DATA

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
                                                        (DOLLARS IN THOUSANDS,
                                                                EXCEPT
                                                       AVERAGE SELLING PRICES)
New homes delivered:
  California.........................................    1,477    1,131      942
  Texas..............................................      402      338      299
  Joint ventures (California)........................       67      154      195
                                                      -------- -------- --------
  Total..............................................    1,946    1,623    1,436
                                                      ======== ======== ========
Net new orders:
  California.........................................    1,599    1,458    1,145
  Texas..............................................      428      340      335
                                                      -------- -------- --------
  Total..............................................    2,027    1,798    1,480
                                                      ======== ======== ========
Backlog at year end (in units).......................      566      485      312
Backlog at year end (in dollars)..................... $191,682 $168,674 $ 77,945
Active selling communities at year end...............       51       53       49
Average selling price:
  California deliveries (excluding joint ventures)... $337,649 $292,007 $308,383
  Texas deliveries................................... $195,631 $185,622 $180,058
  Combined (excluding joint ventures)................ $307,265 $267,529 $277,465
  Combined (including joint ventures)................ $309,239 $261,681 $271,936

 Fiscal Year 1997 Compared to Fiscal Year 1996

  Net income from continuing operations for the year ended December 31, 1997 increased 209 percent from the previous year to $24.0 million, or $0.81 per diluted share, compared to $7.8 million, or $0.26 per diluted share, in 1996. The strong increase in earnings resulted from a record number of new home deliveries, an increase in the average selling price of homes and continued gross margin improvement from the Company's California homebuilding operations.

  The Company delivered 1,946 new homes in 1997 (including 67 homes delivered by the Company's unconsolidated joint ventures), a new fiscal year high, at an average selling price of $309,239 compared to 1,623 new homes (including 154 homes delivered by the Company's unconsolidated joint ventures) at an average selling price of $261,681 during 1996.

  Homebuilding revenues (excluding the Company's unconsolidated joint ventures) also reached a new high of $584.6 million in 1997, an increase of
46.2 percent from the prior year. The increase in revenues from the prior year of approximately $184.7 million resulted primarily from an increase of $109.7 million attributable to a 27.9 percent increase in new home deliveries, a $74.7 million increase due to a 14.9 percent higher average selling price, with the balance of the increase attributable to land sales. The Company's Northern California division experienced an increase in deliveries over last year of 71.6 percent to 628 homes, while deliveries from the southern California operations were in line with the strong level of deliveries generated in 1996. The increase in the average selling price in 1997 resulted primarily from a greater distribution of homes delivered in the $400,000 to $800,000 price range in California.

  Cost of sales increased by $142.8 million from the previous year, or 41.0 percent, of which $95.1 million was due to an increase in the number of new homes delivered while $48.2 million was attributable to an increase in the average cost of new homes delivered. The increase in cost of sales was partially offset by a reduction in costs associated with land sales. The increase in the average cost of new homes delivered in 1997 was primarily due to the changing product mix towards higher-priced homes.

  The gross margin percentage for 1997 increased to 16.0 percent from 13.0 percent in 1996. This increase was primarily due to the healthy California housing market.

  Selling, general and administrative expenses decreased as a percentage of revenues from 9.3 percent in 1996 to 8.9 percent in 1997. This decrease is attributable to the fixed level of certain general and administrative expenses, as well as a reduction in selling costs as a percent of revenues due to the improving housing market in California.

  Income from unconsolidated joint ventures declined from approximately $4.7 million in 1996 to $3.8 million in 1997 as a result of fewer unit deliveries as compared to the previous year. Although joint venture unit deliveries were down from the prior year, both gross margins and average selling prices for the ventures increased respectively from 1996 levels.

  Interest incurred for 1997 was $17.0 million of which $12.0 million was capitalized to real estate inventories and approximately $5.0 million was expensed compared to $16.7 million incurred in 1996 of which $9.5 million was capitalized and $7.1 million expensed. The increase in the amount of interest capitalized in 1997 was due primarily to more projects under development throughout 1997 as compared to the year earlier period.

  Amortization of excess of cost over net assets acquired relates to the acquisition on September 30, 1997 of Duc Development Company, a privately held northern California homebuilder. The excess of cost over net assets acquired is being amortized over a seven-year period.

  The Company generated a record net new order total of 2,027 homes for 1997, a 12.7 percent increase from the previous year. The Company's Northern California orders increased 28.1 percent to 607 homes while the Texas operations combined for a 25.9 percent improvement in net new orders over the prior year. This strong order trend translated into a backlog of presold homes of 566, a 16.7 percent increase over the 1996 year-end total, and the highest level in eight years. Net orders in 1997 for the Company's southern California operations were in line with the strong level generated in 1996.

  As a result of higher than expected deliveries and orders in the fourth quarter of 1997, which had the effect of reducing the Company's inventory of homes available for sale entering 1998, and the anticipated timing of the Company's new project openings, the Company expects that net new orders for the first quarter of 1998 will be less than the record level of net new orders for the first quarter of 1997. However, the Company anticipates opening 35 to 40 new model home complexes during 1998, with many of these openings occurring in the second and third quarters. Consequently, the Company anticipates that its order volume for the year will be weighted more towards the middle and second half of the year.

  Net income for 1997, including discontinued operations, was $27.3 million, or $0.92 per diluted share, compared to $8.4 million, or $0.28 per diluted share in 1996. The discontinued operations reflect the Company's savings and loan subsidiary and the Company's former office furniture subsidiary, which was sold in December for a net gain of approximately $3.3 million, or $0.11 per diluted share. See "--Discontinued Operations" for further discussion of the discontinued operating segments of the Company.

 Fiscal Year 1996 Compared to Fiscal Year 1995

  Net income from continuing operations for the year ended December 31, 1996 increased to $7.8 million, or $0.26 per diluted share, compared to a loss of ($22.4) million, or ($0.73) per diluted share, in 1995. The increase in earnings resulted from an increase in new home deliveries and an improvement in gross margins. In addition, 1995 reflects a pretax noncash charge of approximately $46.5 million for the adoption of FAS 121 (See Note 2 to the Company's consolidated financial statements included elsewhere in this Form 10-K).

  During the year ended December 31, 1996, the Company delivered 1,623 new homes (including 154 homes delivered by the Company's unconsolidated joint ventures) at an average selling price of $261,681 compared to 1,436 new homes (including 195 homes delivered by the Company's unconsolidated joint venture) at an average selling price of $271,936 during 1995.

  Homebuilding revenues increased by 15.5 percent from 1995, while cost of sales (before the impairment charge in 1995) increased by 13.1 percent. The increase in revenues from 1995 of approximately $53.6 million resulted primarily from an increase of $63.3 million attributable to 228 more homes delivered and a $4.9 million increase in revenues attributable to land sales, which were partially offset by a decrease of $14.6 million due to a
3.6 percent lower average selling price of new homes delivered. The increase in unit deliveries was primarily attributable to a 45.8 percent increase in deliveries from the Northern California division to 366 homes, an 18.7 percent increase in deliveries from the Ventura division to 184 homes and a 13.0 percent increase in Texas deliveries to 338 homes. The increase in deliveries was attributed to, among other things, improved market conditions in the geographic markets the Company serves, particularly in California, as well as lower mortgage interest rates during most of 1996 as compared to fiscal 1995.

  The average selling price of the Company's homes is impacted by product mix, geographic mix and changing prices on homes sold. The decrease in the average selling price from 1995 to 1996 was due primarily to a reduction in deliveries of higher priced homes from the Company's Orange County division.

  The $40.3 million increase in cost of sales (before the impairment charge in 1995) included $56.2 million attributable to an increased number of new home deliveries and a $5.8 million increase in cost of sales attributable to undeveloped lots sold, which were partially offset by a decrease of $21.7 million due to a decline in the average cost of new homes delivered. The reduction in the average cost of new homes delivered was primarily due to the changing product mix discussed above.

  The gross margin percentage for 1996 was 13.0 percent compared to 11.1 percent (before the impairment charge) in 1995. The increase in the gross margin percentage was primarily due to improved market conditions in the California markets, higher absorption rates, as well as proportionately more deliveries from newer projects in 1996 as compared to 1995. The newer projects generally carry higher margins than older projects, which include land acquired in prior years at higher prices.

  Selling, general and administrative expenses decreased as a percentage of revenues from 10.1 percent in 1995 to 9.3 percent in 1996. This decline can be attributed to increased revenues of 15.5 percent from the prior year period.

  Income from the unconsolidated joint ventures decreased from approximately $7.0 million in 1995 to $4.7 million in 1996 as a result of fewer unit deliveries as well as more deliveries of lower priced product from one of the joint ventures. This joint venture delivered 151 new homes in 1996 compared to 195 new homes in 1995. The Company delivered three homes from a new joint venture during the fourth quarter of 1996.

  Interest incurred for 1996 was $16.7 million of which $9.5 million was capitalized to real estate inventories and $7.1 million was expensed compared to $19.2 million incurred in 1995 of which $17.3 million was capitalized and $1.9 million expensed.

           CARRYING COSTS, REAL ESTATE INVENTORIES AND COST OF SALES

                                                     AT DECEMBER 31,
                                              --------------------------------
                                                1997       1996        1995
                                              ---------  ---------  ----------
                                                  (DOLLARS IN MILLIONS)
Carrying costs in inventory and the percent-
 age of total real estate inventory:
  Interest..................................  $13.7 3.0% $25.1 6.7% $32.5  8.8%
  Property taxes............................    8.6 1.9    8.0 2.1    8.8  2.4
                                              ----- ---  ----- ---  ----- ----
                                              $22.3 4.9% $33.1 8.8% $41.3 11.2%
                                              ===== ===  ===== ===  ===== ====
Total real estate inventories...............    $452       $373        $368
Cost of sales for the year then ended (be-
 fore FAS 121
 adjustment for 1995) ......................     491        348        308
Ratio of cost of sales to ending inventory
 (Inventory turn ratio).....................    1.09        .93        .84

  The increase in the 1997 inventory turn ratio is due to a 41 percent increase in cost of sales while real estate inventories increased only 21 percent. This positive trend is primarily due to a 28 percent increase in unit deliveries resulting from strong housing market conditions in California. Additionally, during 1997 the Company delivered homes from certain of its older projects which have been in the Company's inventory balances for several years. These projects generally had higher land and interest costs than more recent acquisitions. The newer projects generally develop and deliver more quickly than the older projects which results in a higher inventory turn ratio and a lower amount of carrying costs in ending inventory.

  Capitalized interest in real estate inventory at December 31, 1997 decreased approximately $11.4 million from December 31, 1996, a reduction of approximately 45 percent. This decrease can be attributed to (i) the sale of homes from older projects which generally include higher carry costs than newer projects and (ii) improving market conditions which have resulted in shorter holding periods and a higher inventory turnover rate.

       UTILIZATION OF DEBT AND EQUITY IN FUNDING REAL ESTATE INVENTORIES

  Sources of financing for the Company's real estates inventories were as follows for the three years ended December 31, 1997:

                                                                AT DECEMBER
                                                                    31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
Purchase money deeds of trust.................................   4%    1%    4%
Unsecured debt................................................  44    42    40
Equity........................................................  52    57    56
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

DISCONTINUED OPERATIONS

  Disposition of Panel Concepts. In December 1997, the Company completed the sale of Panel Concepts, Inc. ("Panel Concepts") to HON Industries, Inc., a national furniture manufacturer, for a cash sales price of approximately $9.5 million, after distribution of certain non-operating assets to the Company totaling approximately $9 million. Panel Concepts has been accounted for as a discontinued operation and the results of its operations have been segregated in the Company's consolidated financial statements included elsewhere in this Form 10-K.

  Disposition of Standard Pacific Savings. In May 1997, the Company's Board of Directors adopted a plan of disposition for Savings. Pursuant to the plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The Company also entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The definitive agreement was subject to a number of conditions, including approval of the transaction by the Office of Thrift Supervision ("OTS"). As a result of the failure of the OTS to approve the transaction prior to the definitive agreement's termination date, the definitive agreement terminated on January 31, 1998. The Company plans to continue pursuing a disposition strategy with respect to Savings and, therefore, Savings has been accounted for as a discontinued operation and the results of its operations have been segregated in the Company's consolidated financial statements included elsewhere in this Form 10-K. Savings has not offered mortgage financing to the Company's home buyers since July 1994, and the sale of Savings is not expected to have any impact on sales of the Company's homes. Management currently estimates that both the disposition of Savings under the plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company.

RECENT DEVELOPMENTS

  The Company has entered into a non-binding letter of intent to acquire The Olson Company, a leading southern California urban in-fill homebuilder, for proposed consideration consisting of the issuance of 942,723 shares of the Company's common stock and the grant of options to acquire an additional 360,296 shares of the Company's common stock. The proposed acquisition offers the Company the opportunity to develop a leading presence in a complementary and growing homebuilding market segment. If completed, it is expected that the acquisition would be accounted for as a pooling of interests. This transaction is subject to customary conditions, including execution of a definitive acquisition agreement and satisfactory completion of the Company's due diligence examination. No assurances can be given that the transaction will be consummated.

  In August 1997, the Company formed Family Lending Services, which will operate as a mortgage banking subsidiary of the Company, offering mortgage financing to the Company's home buyers and others. Family Lending Services is in the process of obtaining required regulatory approvals and mortgage warehouse financing and is currently expected to begin offering mortgage financing to home buyers in the second quarter of 1998. Accordingly, the financial position and related results of operations of Family Lending Services for the year ended December 31, 1997 have been reflected as continuing operations in the accompanying consolidated balance sheets and statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion, principal and interest payments on debt and dividends to shareholders. Cash requirements were provided from internally generated funds and outside borrowings, including a bank revolving credit facility and note offerings. Management believes that these sources of cash are sufficient to finance its current working capital requirements and other needs.

  In August 1997, the Company and its bank group amended the Company's unsecured revolving credit facility (the "Revolving Credit Facility") to, among other things, increase the commitment to $275 million, increase the term of the facility from three years to four years and reduce the cost of borrowings and other fees. The facility has a current maturity date of July 31, 2001. This agreement contains covenants, including certain financial covenants. This agreement also contains provisions which may, in certain circumstances, limit the amount the Company may borrow under the Revolving Credit Facility. At December 31, 1997, the Company had borrowings of $19.0 million outstanding under this facility.

  The Company made its first $20 million sinking fund payment on the 10 1/2% Senior Notes on March 1, 1997. As of December 31, 1997, there was $78.8 million outstanding of the 10 1/2% Senior Notes. A second $20 million sinking fund payment was made by the Company on March 1, 1998, reducing the balance outstanding on such notes to $58.8 million.

  To finance land purchases, the Company may utilize, among its other sources, purchase money mortgage financing of which approximately $17.2 million was outstanding for this purpose at December 31, 1997, an increase of $12.7 million from December 31, 1996.

  Additionally, the Company has utilized joint venture structures over the past few years whereby these joint ventures have obtained secured construction financing. This type of structure minimizes the use of funds from the Company's Revolving Credit Facility. The Company plans to continue using this type of arrangement to finance the development of properties as opportunities arise.

  The Company paid approximately $4.1 million in dividends to its stockholders for the year ended December 31, 1997. Payments of dividends on the Company's common stock is within the discretion of the Company's Board of Directors and is dependent upon various factors, including the earnings, cash flow, capital requirements and operating and financial condition of the Company. Certain of the Company's senior credit and debt agreements impose restrictions on the amount of dividends the Company may pay. On January 27, 1998, the Board of Directors declared a quarterly cash dividend of $.04 per share of common stock. This dividend was paid on February 27, 1998 to shareholders of record on February 13, 1998.

  During the year ended December 31, 1997, the Company issued 292,100 shares of common stock pursuant to the exercise of stock options for aggregate proceeds of $1.7 million.

  Pursuant to the previously announced stock repurchase program, the Company repurchased 284,800 shares of its common stock for approximately $2.1 million during 1997. Since inception of the program, the Company has repurchased an aggregate of 1,285,750 shares of its common stock for approximately $8.3 million as of December 31, 1997, leaving a balance of approximately $11.7 million available to be repurchased.

  In June 1997, the Company issued $100 million of 8 1/2% Senior Notes due in 2007 (the "8 1/2% Senior Notes"). The notes were issued at a discount to yield approximately 8.6 percent. The 8 1/2% Senior Notes are subject to certain restrictive financial covenants, which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets. These notes are callable at the Company's option commencing June 15, 2002 at a premium of 104.25 percent of par value, with the call price reducing ratably to par on June 15, 2005. Net proceeds to the Company after offering expenses were approximately $96.9 million. The Company used the net proceeds to repay indebtedness outstanding under the Company's Revolving Credit Facility.

  In February 1998, the Company issued $100 million of 8% Senior Notes due February 15, 2008 (the "8% Senior Notes"). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent. These notes are senior unsecured obligations of the Company and rank pari passu with the Company's other existing unsecured indebtedness. In addition, the 8% Senior Notes contain restrictive covenants similar to those in the 8 1/2% Senior Notes which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets. The 8% Senior Notes are redeemable at the option of the Company, in whole or in part, commencing February 15, 2003 at 104.00 percent of par, with the call price reducing ratably to par on February 15, 2006. Net proceeds to the Company after offering expenses were approximately $97.3 million. Approximately $54.3 million of the net proceeds were used to repay the indebtedness outstanding under the Revolving Credit Facility on the date of closing (February 10, 1998), with the balance of the net proceeds used or to be used (i) to fund a $20 million sinking fund payment due on March 1, 1998 on the Company's 10 1/2% Senior Notes, (ii) to repay an approximately $11.2 million trust deed note payable in March of 1998 and (iii) for general corporate purposes.

  The Company has no material commitments or off balance sheet financing arrangements that would tend to affect future liquidity.

YEAR 2000 COMPLIANCE

  The Company has assessed the vulnerability of its computer systems to the "Year 2000 issue" and the cost of addressing Year 2000 compliance. Modifications and replacements of computer systems, primarily the replacement of computer software, to attain Year 2000 compliance have begun, and the Company expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. Presently, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate the Year 2000 issue will have material adverse effects on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 issue will not adversely affect the Company and its business.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Both FAS 130 and 131 are required to be adopted by the Company for the year ended December 31, 1998. The Company believes the adoption of these statements will not have a material impact on its consolidated financial statements.

                STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

  This Form 10-K contains "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding the price range of future homes constructed by the Company; statements regarding the inventory turn ratio and carrying costs on newer projects; statements regarding the impact of the proposed acquisition of The Olson Company; statements regarding the backlog of homes; statements regarding the adequacy of the Company's inventory of building sites; statements regarding the availability of building sites for purchase from joint ventures; statements regarding the time typically required to complete the construction phase of an increment of a project; statements regarding the sufficiency of the Company's cash provided by internally generated funds and outside borrowings; statements regarding future net new orders; statements regarding the gain or loss to be recognized by the Company from the planned disposition of Savings and the operating results of Savings for the period through disposition; statements regarding the future operations of Family Lending Services; statements regarding expected year 2000 compliance and the anticipated impact of the year 2000 issue on the Company's business operations and financial performance; statements regarding the intended use of proceeds of the Company's offering of the 8% Senior Notes; and statements regarding the expected impact of the adoption of accounting statements on the Company's consolidated financial statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters, the permitting process for home construction, savings and loan institutions and mortgage banking; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost and availability of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Standard Pacific Corp.:

  We have audited the accompanying consolidated balance sheets of STANDARD PACIFIC CORP. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Pacific Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP

Orange County, California
January 23, 1998

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Revenues...................................  $  584,571  $  399,863  $  346,263
Cost of sales..............................     490,876     348,066     307,794
Noncash charge for impairment of long-lived
 assets....................................         --          --       46,491
                                             ----------  ----------  ----------
  Gross margin.............................      93,695      51,797      (8,022)
                                             ----------  ----------  ----------
Selling, general and administrative ex-
 penses....................................      52,141      37,351      34,873
Income from unconsolidated joint ventures..       3,787       4,708       6,953
Interest expense...........................       4,981       7,142       1,860
Amortization of excess of cost over net as-
 sets acquired.............................         245         --          --
Other income...............................         931         936         555
                                             ----------  ----------  ----------
Income (loss) from continuing operations
 before income taxes.......................      41,046      12,948     (37,247)
(Provision) benefit for income taxes.......     (17,070)     (5,197)     14,890
                                             ----------  ----------  ----------
Income (loss) from continuing operations...      23,976       7,751     (22,357)
Income (loss) from discontinued operations,
 net of income taxes of $(1,034), $(408)
 and $3,636, respectively..................          48         642      (5,006)
Gain on disposal of discontinued operation,
 net of income taxes of $(51), $0 and $0,
 respectively..............................       3,302         --          --
                                             ----------  ----------  ----------
Net Income (Loss)..........................  $   27,326  $    8,393  $  (27,363)
                                             ==========  ==========  ==========
Basic Net Income (Loss) Per Share:
  Income (loss) per share from continuing
   operations..............................  $     0.82  $     0.26  $    (0.73)
  Income (loss) per share from discontinued
   operations, net of income taxes.........        0.00        0.02       (0.17)
  Gain on disposal of discontinued
   operation, net of income taxes..........        0.11         --          --
                                             ----------  ----------  ----------
  Net Income (Loss) Per Share..............  $     0.93  $     0.28  $    (0.90)
                                             ==========  ==========  ==========
  Weighted average common shares
   outstanding.............................  29,504,477  30,000,492  30,488,676
                                             ==========  ==========  ==========
Diluted Net Income (Loss) Per Share:
  Income (loss) per share from continuing
   operations..............................  $     0.81  $     0.26  $    (0.73)
  Income (loss) per share from discontinued
   operations, net of income taxes.........        0.00        0.02       (0.17)
  Gain on disposal of discontinued
   operation, net of income taxes..........        0.11         --          --
                                             ----------  ----------  ----------
  Net Income (Loss) Per Share..............  $     0.92  $     0.28  $    (0.90)
                                             ==========  ==========  ==========
  Weighted average common and diluted
   shares outstanding......................  29,807,702  30,011,595  30,488,676
                                             ==========  ==========  ==========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           AT DECEMBER 31,
                                                          -----------------
                                                            1997     1996
                                                          -------- --------
                                    ASSETS
Cash and equivalents..................................... $  8,381  $  5,252
Investment securities held to maturity...................      --      5,329
Mortgage notes receivable and accrued interest...........   12,095     3,741
Other notes and accounts receivable, net.................   11,686     8,648
Inventories:
  Real estate in process of development and completed
   model homes...........................................  448,951   363,718
  Real estate held for sale..............................    2,897     8,927
Property and equipment, net of accumulated depreciation
 and amortization of $3,570 and $3,320, respectively.....    2,515     1,741
Investments in and advances to unconsolidated joint
 ventures................................................   26,217       885
Deferred income taxes....................................   12,136    16,481
Other assets.............................................    7,455     6,325
Excess of cost over net assets acquired, net ............    6,605       --
                                                          --------  --------
Total assets of continuing operations....................  538,938   421,047
                                                          --------  --------
Net assets of discontinued operations....................    8,727    28,067
                                                          --------  --------
  Total Assets........................................... $547,665  $449,114
                                                          ========  ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses.................    $ 49,582  $ 26,958
Unsecured notes payable...............................      19,000    57,300
Trust deed notes payable..............................      17,174     4,467
10 1/2% senior notes due 2000.........................      78,800   100,000
8 1/2% senior notes due 2007, net.....................      99,331      --
                                                          --------  --------
Total Liabilities.....................................     263,887   188,725
                                                          --------  --------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares
 authorized; none issued..............................       --        --
Common stock, $.01 par value; 100,000,000 shares
 authorized; 29,637,281 and 29,629,981 shares
 outstanding at December 31, 1997 and 1996,
 respectively.........................................         296       296
Paid-in capital.......................................     283,525   283,331
Accumulated deficit...................................        (43)   (23,238)
                                                          --------  --------
Total stockholders' equity............................     283,778   260,389
                                                          --------  --------
  Total Liabilities and Stockholders' Equity..........    $547,665  $449,114
                                                          ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON             RETAINED
                                       NUMBER OF   STOCK              EARNINGS
 YEARS ENDED DECEMBER 31, 1995, 1996     COMMON     PAR   PAID-IN   (ACCUMULATED
              AND 1997                   SHARES    VALUE  CAPITAL     DEFICIT)
-------------------------------------  ----------  ------ --------  ------------
BALANCE, DECEMBER 31, 1994...........  30,621,931   $306  $289,447    $  2,990
Exercise of stock options and related
 income tax benefit..................       9,000    --         64         --
Repurchase of common shares..........    (570,650)    (5)   (3,856)        --
Cash dividends declared ($.12 per
 share)..............................         --     --        --       (3,657)
Net (loss)...........................         --     --        --      (27,363)
                                       ----------   ----  --------    --------
BALANCE, DECEMBER 31, 1995...........  30,060,281    301   285,655     (28,030)
Repurchase of common shares..........    (430,300)    (5)   (2,324)        --
Cash dividends declared ($.12 per
 share)..............................         --     --        --       (3,601)
Net income...........................         --     --        --        8,393
                                       ----------   ----  --------    --------
BALANCE, DECEMBER 31, 1996...........  29,629,981    296   283,331     (23,238)
Exercise of stock options and related
 income tax benefit..................     292,100      3     2,315         --
Repurchase of common shares..........    (284,800)    (3)   (2,121)        --
Cash dividends declared ($.14 per
 share) .............................         --     --        --       (4,131)
Net income...........................         --     --        --       27,326
                                       ----------   ----  --------    --------
BALANCE, DECEMBER 31, 1997...........  29,637,281   $296  $283,525    $    (43)
                                       ==========   ====  ========    ========


 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................  $ 27,326  $  8,393  $(27,363)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities of continuing operations:
  Discontinued operations.......................    (3,350)     (642)    5,006
  Noncash charge for impairment of long-lived
   assets.......................................       --        --     46,491
  Depreciation and amortization.................       586       555       231
  Amortization of excess of cost over net assets
   acquired.....................................       245       --        --
  Changes in cash and equivalents due to:
    Inventories.................................      (615)   (5,376)   52,459
    Receivables and accrued interest............    (1,804)     (992)    5,988
    Investment in and advances to unconsolidated
     joint ventures.............................   (25,332)    3,576    (3,015)
    Accounts payable and accrued expenses.......    21,083     2,797    (4,665)
    Deferred income taxes.......................     4,345     1,124   (15,805)
    Other, net..................................     4,555       299       206
                                                  --------  --------  --------
Net cash provided by (used in) continuing
 operations.....................................    27,039     9,734    59,533
Net cash provided by (used in) discontinued
 operations.....................................    37,088   (22,785)   21,371
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................    64,127   (13,051)   80,904
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition...................   (65,842)      --        --
Net additions to property and equipment.........    (1,264)     (242)     (183)
Sales (purchases) of investment securities......     5,329        81    (1,539)
Proceeds from the sale of discontinued
 operations.....................................     8,379       --        --
                                                  --------  --------  --------
Net cash provided by (used in) investing
 activities.....................................   (53,398)     (161)   (1,722)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) bank lines of
 credit and term loans..........................   (38,300)    8,800   (37,750)
Net proceeds from the issuance of 8 1/2% senior
 notes..........................................    96,931       --        --
Principal payments on senior notes and trust
 deed notes payable.............................   (27,707)  (11,021)  (12,885)
Dividends.......................................    (4,131)   (3,601)   (3,657)
Repurchase of common shares.....................    (2,124)   (2,329)   (3,861)
Proceeds from exercise of stock options.........     1,705       --         64
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    26,374    (8,151)  (58,089)
                                                  --------  --------  --------
Net increase (decrease) in cash and equivalents.    37,103   (21,363)   21,093
Cash and equivalents at beginning of period.....    16,234    37,597    16,504
                                                  --------  --------  --------
Cash and equivalents at end of period...........  $ 53,337  $ 16,234  $ 37,597
                                                  ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
SUMMARY OF CASH BALANCES:
Continuing operations ................................. $ 8,381 $ 5,252 $   290
Discontinued operations................................  44,956  10,982  37,307
                                                        ------- ------- -------
                                                        $53,337 $16,234 $37,597
                                                        ======= ======= =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest--continuing operations.................... $17,026 $16,687 $19,200
    Income taxes.......................................  15,500   1,477     530
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Land acquisitions financed by purchase money trust
   deeds............................................... $19,214 $   635 $ 9,444
  Expenses capitalized in connection with the issuance
   of the 8 1/2% senior notes due 2007.................   2,377     --      --


 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. COMPANY ORGANIZATION AND OPERATIONS

  Standard Pacific Corp., a Delaware corporation (hereinafter referred to as the "Company"), operates primarily as a geographical diversified builder of single-family homes for use as primary residences with operations throughout the major metropolitan markets in California and Texas. Approximately 79 percent of the Company's home deliveries (including the unconsolidated joint ventures) were in California for the year ended December 31, 1997. There have been periods of time in California where economic growth has slowed and the average sales price of homes in certain areas in California in which the Company does business have declined. There can be no assurance that home sales prices will not decline in the future.

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

  In August 1997, the Company formed Family Lending Services, Inc. ("Family Lending Services"), which will operate as a mortgage banking subsidiary of the Company, offering mortgage financing to the Company's home buyers and others. Certain assets were contributed from Standard Pacific Savings, F.A. ("Savings") to capitalize this entity. Family Lending Services is in the process of obtaining required regulatory approvals and mortgage warehouse financing and is currently expected to begin offering mortgage financing to home buyers in the second quarter of 1998. Accordingly, the financial position and related results of operations of Family Lending Services for the year ended December 31, 1997 have been reflected as continuing operations in the accompanying consolidated balance sheets and statements of operations.

  The consolidated financial statements also include Standard Pacific Savings, F.A., a federally chartered savings and loan institution, and Panel Concepts, Inc., an office furniture manufacturing subsidiary, which have been treated as discontinued operations (See Note 12).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 c. Cash and Equivalents

  For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits, and all highly liquid short-term investments, including interest bearing securities purchased with a remaining maturity of three months or less.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 d. Real Estate Inventories

  For real estate under development the Company capitalizes direct carrying costs, including interest, property taxes and related development costs. Field construction supervision and related direct overhead are also included in the capitalized cost of real estate inventories. General and administrative costs are expensed as incurred.

  Effective December 31, 1995, the Company adopted the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FAS 121). FAS 121 requires long-lived assets, including real estate inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Once a determination has been made that an impairment loss should be recognized for real estate inventories expected to be held and used, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction, development and marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an appropriate return and interest. The estimates used to determine the impairment adjustment could change in the near term as the economy in the Company's key markets change.

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

 e. Capitalization of Interest

  The Company follows the practice of capitalizing interest on real estate inventories during the period of development in accordance with Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Interest capitalized as a cost of real estate under development is included in cost of sales as related units are sold. The following is a summary of interest capitalized and expensed from continuing operations for the following periods:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                      1997    1996    1995
                                                     ------- ------- -------
Total interest incurred during the period........... $17,026 $16,687 $19,200
Less: Interest capitalized as a cost of real estate
 under development..................................  12,045   9,545  17,340
                                                     ------- ------- -------
Interest expense.................................... $ 4,981 $ 7,142 $ 1,860
                                                     ======= ======= =======
Interest previously capitalized as a cost of real
 estate under development, included in cost of
 sales.............................................. $23,475 $16,920 $27,638(1)
                                                     ======= ======= =======
Capitalized interest in ending inventories.......... $13,712 $25,142 $32,517
                                                     ======= ======= =======

--------
(1) Excludes $11.6 million of interest included in the FAS 121 adjustment.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 f. Property and Equipment

  Property and equipment is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets.

 g. Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

 h. Excess of Cost Over Net Assets Acquired

  The excess amount paid for a business acquisition over the net fair value of assets acquired and liabilities assumed has been capitalized in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over seven years. Amortization expense for the year ended December 31, 1997 was $245,000. (See Note 4)

 i. Revenue Recognition

  Revenues of residential housing are recorded after construction is completed, required down payments are received and title passes.

 j. Warranty Costs

  Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized.

 k. Net Income Per Share

  Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table below reconciles the components of the basic net income per share calculation to diluted net income per share.

                                                FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------
                                    1997                    1996                      1995
                          ------------------------ ----------------------- ---------------------------
                          INCOME    SHARES    EPS  INCOME   SHARES    EPS   INCOME     SHARES    EPS
                          ------- ---------- ----- ------ ---------- ----- --------  ---------- ------
Basic Net Income (Loss)
 Per Share:
 Income (loss) available
  to common stockholders
  before discontinued
  operations............  $23,976 29,504,477 $0.82 $7,751 30,000,492 $0.26 $(22,357) 30,488,676 $(0.73)
Effect of Dilutive
 Securities:
 Stock options..........      --     303,225          --      11,103            --          --
                          ------- ----------       ------ ----------       --------  ----------
Diluted Net Income
 (Loss) Per Share:        $23,976 29,807,702 $0.81 $7,751 30,011,595 $0.26 $(22,357) 30,488,676 $(0.73)
                          ======= ========== ===== ====== ========== ===== ========  ========== ======

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  In January 1998, the Company granted an additional 400,000 stock options which were not considered in the calculation above for 1997, however, the effect of these stock options would not have had an impact on the above calculation as they were antidilutive for purposes of computing diluted net income per share.

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

 m. Reclassifications

  Effective January 1, 1997, the Company changed its presentation of selling costs in its consolidated statements of operations whereby selling costs are now combined with general and administrative expenses. This presentation is consistent with industry practice. Previously, the Company included these costs as a component of cost of sales. The Company reclassified the prior period amounts to conform with the 1997 presentation.

  Additionally, certain other items in prior period financial statements have been reclassified to conform with current year presentation.

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  Summarized financial information related to the Company's joint ventures accounted for under the equity method are as follows:

                                                                AT DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Assets:
     Cash...................................................... $ 5,545 $   545
     Real estate in process of development and completed model
      homes....................................................  74,835   9,809
     Other assets..............................................   1,319   3,355
                                                                ------- -------
                                                                $81,699 $13,709
                                                                ======= =======
   Liabilities and Equity:
     Accounts payable and accrued expenses..................... $ 5,248 $ 3,409
     Construction loans payable................................  17,442   7,153
     Equity....................................................  59,009   3,147
                                                                ------- -------
                                                                $81,699 $13,709
                                                                ======= =======

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The Company's share of equity shown above is approximately $23.5 million and $943,000 at December 31, 1997 and 1996, respectively.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
   Revenues............................................. $24,427 $32,168 $46,166
   Cost of revenues.....................................  17,591  23,817  32,881
                                                         ------- ------- -------
   Net earnings of joint ventures....................... $ 6,836 $ 8,351 $13,285
                                                         ======= ======= =======

  The Company's share of earnings in the joint ventures detailed above varies, but in no case is its share of earnings greater than 50 percent. Additionally, the Company's ownership interests in the joint ventures varies, but in no case does it exceed 50 percent.

  In addition, the sole purpose of two of the joint ventures which the Company is party to is to develop finished lots whereby the Company will purchase the lots from the joint venture to construct homes thereon. The Company does not anticipate recording any income or loss from these two joint ventures.

4. ACQUISITION

  On September 30, 1997, the Company acquired all of the outstanding common stock of Duc Development Company ("Duc"), a privately held northern California homebuilding company, for cash consideration of approximately $16 million of which approximately $5 million is contingent consideration which is to be paid upon the Company obtaining entitlement approvals on a certain parcel of land. Upon such payment, the amount will be recorded as real estate inventory. In connection with this acquisition, the Company acquired certain other real estate assets related to Duc's operations for approximately $55 million in cash and the assumption of approximately $8 million of debt.

  The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $6.85 million, which has been recorded as excess of cost over net assets acquired in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over seven years. In addition, operations for Duc are included in the accompanying statement of operations commencing October 1, 1997.

  The pro forma effect of including Duc's operations in the Company's consolidated operating results since January 1, 1997 is not presented, as the impact is not material.

5. UNSECURED NOTES PAYABLE AND TRUST DEED NOTES PAYABLE

 a. Unsecured Notes Payable to Banks

  In August 1997, the Company and its bank group amended the unsecured Revolving Credit Facility (the "Facility") to, among other things, increase the commitment to $275 million, increase the term of the Facility from three years to four years and reduce the cost of borrowings and other fees. The Facility has a current maturity date of July 31, 2001. The Facility contains covenants which require, among other things, the maintenance of certain amounts of tangible stockholders' equity, the maintenance of debt-to-equity ratios, and minimum interest coverage ratio provisions, as defined. The Facility also contains provisions which may, in certain circumstances, limit the amount the Company may borrow under the credit facility. At December 31, 1997, the Company had borrowings of $19.0 million outstanding under this Facility. Interest rates charged under this Facility primarily include Eurodollar and prime rate pricing options. In addition to fees charged on the

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

commitment and unused portion of the Facility, this Facility also requires the Company to maintain a compensating balance, as defined.

  As of December 31, 1997, and throughout the year, the Company was in compliance with the covenants of the Revolving Credit Facility.

 b. Trust Deed Notes Payable

  At December 31, 1997 and 1996, trust deed notes payable primarily consist of trust deeds on land purchases. At December 31, 1997, the weighted average interest rate on these trust deeds was approximately 8.0 percent.

 c. Borrowings and Maturities

  The following summarizes the borrowings during the three years ended December 31, 1997 for the unsecured notes payable and trust deed notes payable:

                                                     1997     1996      1995
                                                    -------  -------  --------
   Maximum borrowings outstanding during year at
    month end...................................... $98,295  $91,299  $101,947
   Average outstanding balance during the year..... $45,395  $78,552  $ 86,377
   Weighted average interest rate for the year.....     7.3%     6.8%      7.5%
   Weighted average interest rate on borrowings
    outstanding at year end........................     7.9%     7.1%      6.8%

  Maturities of the trust deed notes payable and the 8 1/2% and 10 1/2% Senior Notes (see Note 6 below) are as follows:

   YEAR ENDED DECEMBER 31,
   -----------------------
      1998............................................................. $ 34,836
      1999.............................................................   22,338
      2000.............................................................   38,800
      2001.............................................................      --
      2002.............................................................      --
      Thereafter.......................................................   99,331
                                                                        --------
                                                                        $195,305
                                                                        ========

6. SENIOR NOTES

  In 1993, the Company issued $100 million principal amount of its 10 1/2% Senior Notes due March 1, 2000 (the "10 1/2% Senior Notes"). Interest is due and payable on March 1 and September 1 of each year. The 10 1/2% Senior Notes are not redeemable at the option of the Company prior to maturity. The Company is required to make annual mandatory sinking fund payments sufficient to retire 20 percent of the original aggregate principal amount of the Notes ($20 million per year) commencing on March 1, 1997, at a redemption price of 100 percent of the principal amount, with the balance of the notes ($38.8 million) retired on March 1, 2000. The Company made its first $20 million sinking fund payment on the 10 1/2% Senior Notes on March 1, 1997.

  In June 1997, the Company issued $100 million of 8 1/2% Senior Notes due June 15, 2007 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes were issued at a discount to yield approximately 8.6 percent and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. Interest is due and payable on June 15 and December 15 of each year until maturity. These notes are redeemable at the option of the Company, in whole or in part, commencing June 15, 2002 at a price of 104.25 percent of par value, with the call price reducing ratably to par on June 15, 2005. Net proceeds to the Company after offering expenses were approximately $96.9 million.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Both the 10 1/2% and 8 1/2% Senior Notes (the "Notes") are senior unsecured obligations of the Company and rank pari passu with the Company's other existing senior unsecured indebtedness. The Company will, under certain circumstances, be obligated to make an offer to purchase a portion of both the 10 1/2% and 8 1/2% Senior Notes in the event of the Company's failure to maintain a minimum consolidated net worth, as defined, and under certain other circumstances. In addition, the Notes contain other restrictive covenants which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets. As of December 31, 1997, the Company was in compliance with the covenants of both the 10 1/2% and 8 1/2% Senior Notes.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

    Cash and Equivalents--The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short term investments and demand deposits.

    Investment Securities Held to Maturity--These investments for 1996 consist primarily of U.S. government and corporate debt securities which are publicly traded. The fair value of these issues is based on their quoted market prices at year end.

    Revolving Credit Facility--The carrying amounts of the revolving credit obligations approximate market value because of the frequency of repricing the borrowings (usually 7 to 90 day maturities).

    Trust Deed Notes Payable--These notes are primarily for purchase money deeds of trust on land acquired. These notes have maturities ranging from 3 months to three years. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities, therefore, carrying amounts approximate fair value.

    10 1/2% Senior Notes due 2000--This issue is publicly traded on the New York Stock Exchange. Consequently, the fair value of this issue is based on its quoted market price at year end.

    8 1/2% Senior Notes due 2007--This issue is also publicly traded on the New York Stock Exchange. As a result, the fair value of this issue is based on its quoted market price at year end.

  The estimated fair values of the Company's financial instruments from continuing operations are as follows:

                                                      AT DECEMBER 31,
                                            -----------------------------------
                                                  1997              1996
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
   Financial Assets:
     Cash and equivalents.................. $ 8,381  $  8,381 $  5,252 $  5,252
     Investment securities held to
      maturity.............................     --        --     5,329    5,379
   Financial Liabilities:
     Revolving credit facility............. $19,000  $ 19,000 $ 57,300 $ 57,300
     Trust deed notes payable..............  17,174    17,174    4,467    4,467
     10 1/2% senior notes due 2000.........  78,800    82,669  100,000  103,375
     8 1/2% senior notes due 2007..........  99,331   102,990      --       --

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. COMMITMENTS AND CONTINGENCIES

  The Company leases office facilities under noncancelable operating leases. Generally, the Company is required to pay taxes and insurance and maintain the assets under such operating leases. Future minimum rental payments on operating leases having an initial term in excess of one year as of December 31, 1997, including Savings, are as follows:

      1998.............................................................. $  990
      1999..............................................................    950
      2000..............................................................    954
      2001..............................................................    859
      2002..............................................................    344
      Thereafter........................................................    210
                                                                         ------
        Subtotal........................................................  4,307
      Less--Sublease income.............................................   (323)
                                                                         ------
        Net rental obligations.......................................... $3,984
                                                                         ======

  Rent expense, net of sublease income, under noncancelable operating leases for the three years ended December 31, 1997 was approximately $1.3 million, $1.4 million and $1.4 million, respectively.

  The Company and certain of its subsidiaries are parties to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to certain claims and litigation cannot presently be ascertained, the Company does not believe that these matters will result in the payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position of the Company. It is reasonably possible that the reserves provided for by the Company with respect to such claims and litigation could change in the near term.

9. INCOME TAXES

  The Company's provision (benefit) for income taxes from continuing operations includes the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                        1997    1996    1995
                                                       ------- ------ --------
   Current:
     Federal.......................................... $12,909 $  766 $  3,301
     State............................................   3,471    209      991
                                                       ------- ------ --------
                                                        16,380    975    4,292
                                                       ------- ------ --------
   Deferred:
     Federal..........................................     535  3,254  (14,731)
     State............................................     155    968   (4,451)
                                                       ------- ------ --------
                                                           690  4,222  (19,182)
                                                       ------- ------ --------
   Total Provision (Benefit).......................... $17,070 $5,197 $(14,890)
                                                       ======= ====== ========

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The components of the Company's deferred income tax asset (liability) from continuing operations as of December 31, 1997 and 1996 are as follows:

                                                                1997     1996
                                                               -------  -------
   Inventory adjustments...................................... $10,610  $12,093
   Financial accruals.........................................   5,885    4,144
   Nondeductible purchase price...............................  (4,613)     --
   Other......................................................     254      244
                                                               -------  -------
                                                               $12,136  $16,481
                                                               =======  =======

  At December 31, 1997, the Company has a consolidated net deferred tax asset of approximately $12.1 million reflecting the balance of the benefit created primarily as a result of the $46.5 million noncash charge taken during 1995 related to the impairment of long-lived assets. A significant portion of this asset's realization is dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

  The effective tax rate differs from the Federal statutory rate of 35 percent for 1997 and 34 percent for 1996 and 1995 due to the following items:

                                                  YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                   1997     1996      1995
                                                  -------  -------  --------
   Financial income (loss) from continuing
    operations before income taxes............... $41,046  $12,948  $(37,247)
                                                  =======  =======  ========
   Provision (benefit) for income taxes at
    statutory rate............................... $14,366  $ 4,402  $(12,664)
   Increases (decreases) in tax resulting from:
     State income taxes, net.....................   2,481      796    (2,286)
     Other.......................................     223       (1)       60
                                                  -------  -------  --------
   Provision (benefit) for income taxes.......... $17,070  $ 5,197  $(14,890)
                                                  =======  =======  ========
   Effective tax (benefit) rate..................    41.6%    40.1%    (40.0)%
                                                  =======  =======  ========

10. STOCK OPTION PLAN

  In 1991, the Company adopted the 1991 Employee Stock Incentive Plan (the "Plan") pursuant to which officers, directors and employees of the Company are eligible to receive options to purchase common stock of the Company. Under the Plan the maximum number of shares of Company stock that may be issued pursuant to awards granted is one million. On May 13, 1997, the shareholders of the Company approved the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the maximum number of shares of Company stock that may be issued is two million.

  Options are typically granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options typically vest over a one to five year period and are generally exercisable at various dates over one to 10 year periods. When the options are exercised, the proceeds are credited to equity along with the related income tax benefits, if any.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The following is a summary of the transactions relating to the two respective Plans for the years ended December 31, 1997, 1996 and 1995:

                                1997               1996               1995
                         ------------------- ------------------ -----------------
                                    WEIGHTED           WEIGHTED          WEIGHTED
                                    AVERAGE            AVERAGE           AVERAGE
                                    EXERCISE           EXERCISE          EXERCISE
                          OPTIONS    PRICE   OPTIONS    PRICE   OPTIONS   PRICE
                         ---------  -------- --------  -------- -------  --------
Options, beginning of
 year...................   928,590   $ 6.30   721,590   $9.73   771,990   $9.80
Granted.................   343,000    10.70   365,000    6.35    20,000    5.75
Exercised...............  (292,100)    5.81       --      --     (9,000)   6.88
Canceled................   (20,500)    7.83  (158,000)   9.48   (61,400)   9.76
                         ---------   ------  --------   -----   -------   -----
Outstanding, end of
 year...................   958,990   $ 7.99   928,590   $6.30   721,590   $9.73
                         =========   ======  ========   =====   =======   =====
Options exercisable at
 end of year............   360,990            588,590           671,590
                         =========           ========           =======
Options available for
 future grant........... 1,685,275              7,775           214,775
                         =========           ========           =======


  In January 1998, the Company granted an additional 400,000 stock options pursuant to the 1997 Plan.

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

  The fair value of each option granted during the three years in the period ended December 31, 1997 is estimated using the Black--Scholes option-pricing model on the date of grant using the following weighted average assumptions:

                                                       1997     1996     1995
                                                      -------  -------  -------
   Dividend yield....................................    1.31%     2.0%     2.1%
   Expected volatility...............................   43.80%   46.30%   53.46%
   Risk-free interest rate...........................    6.17%    6.12%    6.70%
   Expected life..................................... 5 years  5 years  5 years

  The 958,990 options outstanding as of December 31, 1997 have exercise prices between $5.38 and $13.75, with a weighted average exercise price of $7.99 and a weighted average remaining contractual life of 7.72 years. As of December 31, 1997, 360,990 of these options are exercisable with a weighted average exercise price of $6.47. The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $6.55, $2.75 and $2.66, respectively.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  During the years ended December 31, 1997, 1996 and 1995, no compensation expense was recognized related to the stock options granted, however, had compensation cost been determined consistent with FAS 123 for the Company's 1997, 1996 and 1995 grants for its stock-based compensation plan, the Company's net income (loss), and diluted net income (loss) per share for the years ended December 31, 1997, 1996 and 1995 would approximate the pro forma amounts below:

                                                 YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------
                                    1997                  1996                  1995
                            --------------------- --------------------- ---------------------
                            AS REPORTED PRO FORMA AS REPORTED PRO FORMA AS REPORTED PRO FORMA
                            ----------- --------- ----------- --------- ----------- ---------
   Net income (loss).......   $27,326    $27,100    $8,393     $7,619    $(27,363)  $(27,394)
   Diluted net income
    (loss) per common
    share..................   $   .92    $   .91    $  .28     $  .25    $   (.90)  $   (.90)

  The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

11. STOCKHOLDER RIGHTS PLAN AND COMMON STOCK REPURCHASE PLAN

  The Company has a stockholder rights agreement (the "Agreement") in place. Under the Agreement, one right will be granted for each share of the Company's outstanding common stock. Each right entitles the holder, in certain takeover situations, as defined, and after paying the exercise price (currently $40), to purchase Company common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Company stockholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on December 31, 2001, unless earlier redeemed or exchanged.

  In July 1995, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company's common stock. In January 1997, the Board increased the repurchase limit to $20 million. For the year ended December 31, 1997, the Company repurchased 284,800 shares of its common stock for an aggregate price of $2.1 million. Since July 1995, the Company has repurchased an aggregate of 1,285,750 shares of its common stock for approximately $8.3 million through the year ended December 31, 1997.

12. DISCONTINUED OPERATIONS

  In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Plan") for the Company's savings and loan subsidiary. Pursuant to the Plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. In June 1997, the Company also entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The definitive agreement was subject to a number of conditions, including, approval of the transaction by the Office of Thrift Supervision ("OTS"). As a result of the failure of the OTS to approve the transaction prior to the definitive agreement's termination date, the definitive agreement terminated on January 31, 1998. The Company plans to continue pursuing a disposition strategy with respect to Savings and, therefore, Savings has been accounted for as a discontinued operation and the results of its operations have been segregated in the accompanying consolidated financial statements. Management currently estimates that both the disposition of

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Savings under the Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company.

  In November 1997, the Company entered into a definitive agreement to sell all of the outstanding stock of Panel Concepts, Inc. ("Panel") to a third party which closed December 1, 1997. A net gain of approximately $3.3 million has been reflected in the accompanying consolidated results of operations. Proceeds from the sale of Panel were approximately $9.5 million before transaction and other related costs. In addition, certain non-operating assets of Panel totaling approximately $9 million were distributed to the Company prior to the closing.

  Panel has also been accounted for as a discontinued operation and, accordingly, the results of its operations have been segregated in the accompanying consolidated statements of operations. Additionally, the assets and liabilities of both Savings and Panel have been classified in the accompanying consolidated balance sheets as "Net assets of discontinued operations."

  Interest income and product sales from these discontinued operations aggregated $31,784,000, $39,383,000, and $40,982,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

  The components of net assets of discontinued operations included in the consolidated balance sheets at December 31, 1997 and 1996 are as follows:

                                                           AT DECEMBER 31,
                                                           ----------------
                                                            1997     1996
                                                           ------- --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
ASSETS
Cash and equivalents...................................... $44,956 $ 10,982
Accounts receivable, net..................................     --     2,425
Investment securities available for sale..................  22,559   42,440
Mortgage notes receivable and accrued interest, net.......     317  199,135
Manufacturing inventories.................................     --     1,432
Property and equipment, net of accumulated depreciation
 and amortization of $598 and $4,189, respectively........      98    4,527
Real estate acquired in settlement of loans, net..........     --     2,079
Deferred income taxes.....................................   1,273    1,581
Investment in FHLB stock..................................   8,465    7,958
Other assets..............................................     108    1,813
                                                           ------- --------
  Total assets--discontinued operations................... $77,776 $274,372
                                                           ------- --------
LIABILITIES
Savings accounts.......................................... $50,230 $132,813
FHLB advances.............................................  18,000  109,000
Accounts payable and accrued expenses.....................     819    4,492
                                                           ------- --------
  Total liabilities--discontinued operations..............  69,049  246,305
                                                           ------- --------
Net assets of discontinued operations..................... $ 8,727 $ 28,067
                                                           ======= ========

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


13. RESULTS OF QUARTERLY OPERATIONS (UNAUDITED)

                                 FIRST    SECOND    THIRD     FOURTH
                                QUARTER  QUARTER   QUARTER   QUARTER   TOTAL(1)
                                -------- --------  --------  --------  --------
1997:
  Revenues..................... $111,303 $140,578  $177,150  $155,541  $584,571
  Income from continuing
   operations before taxes.....    5,146    7,955    11,660    16,285    41,046
  Income (loss) from
   discontinued operations, net
   of income taxes.............      484      (24)      367      (779)       48
  Gain on disposal of
   discontinued operation, net
   of income taxes.............      --       --        --      3,302     3,302
  Net income................... $  3,517 $  4,667  $  7,241  $ 11,901  $ 27,326
                                ======== ========  ========  ========  ========
  Diluted Net Income Per Share:
  Income per share from
   continuing operations....... $   0.10 $   0.16  $   0.23  $   0.32  $   0.81
  Income (loss) per share from
   discontinued operations, net
   of income taxes.............     0.02     0.00      0.01     (0.03)     0.00
  Gain per share on disposal of
   discontinued operation, net
   of income taxes.............      --       --        --       0.11      0.11
                                -------- --------  --------  --------  --------
  Net income per share......... $   0.12 $   0.16  $   0.24  $   0.40  $   0.92
                                ======== ========  ========  ========  ========
1996:
  Revenues..................... $ 61,584 $101,727  $105,417  $131,135  $399,863
  Income from continuing
   operations before taxes.....      715    2,902     4,158     5,173    12,948
  Income (loss) from
   discontinued operations, net
   of income taxes.............      144      478      (472)      492       642
  Net income................... $    573 $  2,211  $  2,025  $  3,584  $  8,393
                                ======== ========  ========  ========  ========
  Diluted Net Income Per Share:
  Income per share from
   continuing operations....... $   0.02 $   0.06  $   0.08  $   0.10  $   0.26
  Income (loss) per share from
   discontinued operations, net
   of income taxes.............      --      0.01     (0.01)     0.02      0.02
                                -------- --------  --------  --------  --------
  Net income per share......... $   0.02 $   0.07  $   0.07  $   0.12  $   0.28
                                ======== ========  ========  ========  ========

--------
(1) Some amounts do not add across due to rounding differences in quarterly amounts.

14. SUBSEQUENT EVENT (UNAUDITED)

  In February 1998, the Company issued $100 million of 8% Senior Notes due February 15, 2008 (the "8% Senior Notes"). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent. Interest is due and payable on February 15 and August 15 of each year until maturity. These notes are redeemable at the option of the Company, in whole or in part, commencing February 15, 2003 at 104.00 percent of par, with the call price reducing ratably to par on February 15, 2006. Net proceeds to the Company after offering expenses were approximately $97.3 million. Approximately $54.3 million of the net proceeds was used to repay the indebtedness outstanding under the Revolving Credit Facility on the date of closing (February 10, 1998), with the balance of the net proceeds to be used (i) to fund a $20 million sinking fund payment due on March 1, 1998 on the Company's 10 1/2% Senior Notes, (ii) to repay an approximately $11.2 million trust deed note payable due in March of 1998 and (iii) for general corporate purposes.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   (DOLLARS PRESENTED IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The 8% Senior Notes are senior unsecured obligations of the Company and rank pari passu with the Company's other existing senior unsecured indebtedness. The Company will, under certain circumstances, be obligated to make an offer to purchase a portion of the 8% Senior Notes in the event of the Company's failure to maintain a minimum consolidated net worth, as defined, and under certain other circumstances. In addition, the 8% Senior Notes contain other restrictive covenants which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this Item with respect to executive officers is set forth under the caption "Executive Officers of the Company" in
Part I. The remaining information required by Items 401 and 405 of Regulation S-K is set forth in the Company's 1998 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. The Company's 1998 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is set forth in the Company's 1998 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. The Company's 1998 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is set forth in the Company's 1998 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. The Company's 1998 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
(a) (1) Financial Statements, included in Part II of this report:
    Report of Independent Public Accountants.........................     18
    Consolidated Statements of Operations for each of the three years in the period ended
     December 31, 1997...............................................     19
    Consolidated Balance Sheets at December 31, 1997 and 1996........     20
    Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended December 31, 1997...............     21
    Consolidated Statements of Cash Flows for each of the three years in the period ended
     December 31, 1997...............................................     22
    Notes to Consolidated Financial Statements.......................     24
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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF COSTA MESA, CALIFORNIA, ON THE 10TH DAY OF MARCH 1998.

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ Arthur E. Svendsen         Chairman of the Board, Chief    March 10, 1998
____________________________________ Executive Officer and
        (Arthur E. Svendsen)         Director

    /s/ Stephen  J. Scarborough      President and Director          March 10, 1998
____________________________________
      (Stephen J. Scarborough)

       /s/ Andrew H. Parnes          Vice President of Finance       March 10, 1998
____________________________________ and Treasurer and Principal
         (Andrew H. Parnes)          Financial and Accounting
                                     Officer

    /s/ Robert J. St. Lawrence       Director                        March 10, 1998
____________________________________
      (Robert J. St. Lawrence)

     /s/ William H. Langenberg       Director                        March 10, 1998
____________________________________
      (William H. Langenberg)

         /s/ James L. Doti           Director                        March 10, 1998
____________________________________
          (James L. Doti)

       /s/ Keith D. Koeller          Director                        March 10, 1998
____________________________________
         (Keith D. Koeller)

      /s/ Donald H. Spengler         Director                        March 10, 1998
____________________________________
        (Donald H. Spengler)

        /s/ Ronald R. Foell          Director                        March 10, 1998
____________________________________
         (Ronald R. Foell)

                               INDEX TO EXHIBITS

(a)(3)

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

  *4.3 Standard Pacific Corp. Officers' Certificate dated June 17, 1997 with respect to the Registrant's 8 1/2% Senior Notes due 2007, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated June 17, 1997.

   4.4 Standard Pacific Corp. Officers' Certificate dated February 5, 1998 with respect to the Registrant's 8% Senior Notes due 2008.

   4.5 Registration Rights Agreement dated as of February 5, 1998 between the Registrant and SBC Warburg Dillon Read Inc., BancAmerica Robertson Stephens and Donaldson Lufkin & Jenrette Securities Corporation.

  *4.6 Indenture dated as of April 1, 1992 by and between the Company and United States Trust Company of New York, Trustee, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated February 24, 1993.

  *10.1 Acquisition Agreement dated March 6, 1987 between the Federal Savings and Loan Insurance Corporation and Standard Pacific Savings, F.A. incorporated by reference to Exhibit C of the Company's Current Report on Form 8-K dated March 6, 1987.

  *10.2 Sixth Amended and Restated Revolving Credit Agreement dated as of
        August 8, 1997, among the Company, Bank of America National Trust and Savings Association, The First National Bank of Chicago, Credit Lyonnais Los Angeles Branch, Fleet National Bank, Sanwa Bank California, Comerica Bank and PNC Bank, National Association, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

  *10.3 Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Company's prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

  *10.4 Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Company's Registration Statement on Form S-8 filed on January 3, 1992.

  *10.5 Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed on August 21, 1997.

  *10.6 Form of Non-Qualified Stock Option Agreement to be used in Company's
        1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-8 filed on August 21, 1997.

  *10.7 Form of Non-Qualified Director's Stock Option Agreement to be used in connection with the Company's 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Company's Registration Statement on Form S-8 filed on August 21, 1997.

  *10.8 Form of Incentive Stock Option Agreement to be used in connection with the Company's 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Company's Registration Statement on Form S-8 filed on August 21, 1997.

  *10.9 Stock Purchase Agreement, dated as of September 30, 1997, by and between the Company, Duc Development Company and Daniel A. Duc, incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

  10.10 Share Purchase Agreement, dated as of November 7, 1997, by and between the Company and HON Industries, Inc.

   22.1 Subsidiaries of the Company.

   23.1 Consent of Arthur Andersen LLP, Independent Public Accountants.

   27.1 Financial Data Schedule.
--------
(*) Previously filed.