Form 10-Q
period 1998-03-31
STANDARD PACIFIC CORP /DE/
filed 1998-05-14
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from     N/A     to
                                         -----------    -----------

          Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                 Delaware                           33-0475989
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

   1565 W. MacArthur Blvd., Costa Mesa, CA             92626
   (Address of principal executive offices)          (Zip Code)

     (Registrant's telephone number, including area code)   (714) 668-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at May 6, 1998: 29,723,781

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                       1998             1997
                                                   ------------   ------------
Revenues                                            $    96,911    $   111,303
Cost of sales                                            79,917         95,645
                                                    -----------    -----------
  Gross margin                                           16,994         15,658
                                                    -----------    -----------
Selling, general and administrative expenses              9,167          9,775
Income from unconsolidated joint ventures                   951            530
Interest expense                                            272          1,473
Amortization of excess of cost over net assets
 acquired                                                   245            -
Other income                                                 64            206
                                                    -----------    -----------
Income from continuing operations before income
 taxes                                                    8,325          5,146
Provision for income taxes                               (3,492)        (2,113)
                                                    -----------    -----------
Income from continuing operations                         4,833          3,033
Income (loss) from discontinued operations, net
 of income taxes of $15 and $(338), respectively            (65)           484
                                                    -----------    -----------
Net income                                          $     4,768    $     3,517
                                                    ===========    ===========

Basic Net Income Per Share:
 Income from continuing operations                  $      0.16    $      0.10
 Income (loss) from discontinued operations               (0.00)          0.02
                                                    -----------    -----------
 Net Income Per Share                               $      0.16    $      0.12
                                                    ===========    ===========

Weighted average common shares outstanding           29,690,809     29,521,848
                                                    ===========    ===========


Diluted Net Income Per Share:
 Income from continuing operations                  $      0.16    $      0.10
 Income (loss) from discontinued operations               (0.00)          0.02
                                                    -----------    -----------
 Net Income Per Share                               $      0.16    $      0.12
                                                    ===========    ===========

Weighted average common and diluted shares
 outstanding                                         30,161,837     29,705,032
                                                    ===========    ===========



The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                             March 31,     December 31,
                                                                               1998            1997
                                                                             ---------     ------------
                                               ASSETS
Cash and equivalents                                                          $ 19,347         $  8,381
Mortgage notes receivable and accrued interest                                  21,886           12,095
Other notes and accounts receivable, net                                         6,158           11,686
Inventories:
    Real estate in process of development and completed model homes            492,856          448,951
    Real estate held for sale                                                    2,904            2,897
Property and equipment, net of accumulated depreciation
    and amortization of $3,828 and $3,570, respectively                          2,541            2,515
Investments in and advances to unconsolidated joint ventures                    30,860           26,217
Deferred income taxes                                                           11,986           12,136
Other assets                                                                     9,300            7,455
Excess of cost over net assets acquired, net                                     6,361            6,605
                                                                              --------         --------
Total assets of continuing operations                                          604,199          538,938
                                                                              --------         --------
Net assets of discontinued operations                                            8,181            8,727
                                                                              --------         --------
             Total Assets                                                     $612,380         $547,665
                                                                              ========         ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                         $ 49,509         $ 49,582
Unsecured notes payable                                                            -             19,000
Trust deed notes payable                                                        17,151           17,174
10 1/2% senior notes due 2000                                                   58,800           78,800
8 1/2% senior notes due 2007, net                                               99,342           99,331
8% senior notes due 2008, net                                                   99,329              -
                                                                              --------         --------
       Total liabilities                                                       324,131          263,887
                                                                              --------         --------

Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
     none issued                                                                   -                -
Common stock, $.01 par value; 100,000,000 shares authorized;
     29,723,781 and 29,637,281 shares outstanding, respectively                    297              296
Paid-in capital                                                                284,414          283,525
Retained earnings (deficit)                                                      3,538              (43)
                                                                              --------         --------
       Total stockholders' equity                                              288,249          283,778
                                                                              --------         --------
          Total Liabilities and Stockholders' Equity                          $612,380         $547,665
                                                                              ========         ========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1998            1997
                                                                          ------------    ------------
Cash Flows From Operating Activities:
  Net income                                                                $  4,768        $  3,517
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities of continuing operations:
      Discontinued operations                                                     65            (484)
      Depreciation and amortization                                              193             108
      Amortization of excess of cost over net assets acquired                    245               -
      Changes in cash and equivalents due to:
        Inventories                                                          (54,157)         (5,003)
        Receivables and accrued interest                                       4,903             174
        Investments in and advances to unconsolidated joint ventures          (4,643)         (1,530)
        Accounts payable and accrued expenses                                     64             873
        Deferred income taxes                                                    631               -
        Other, net                                                               154           1,539
                                                                            --------        --------
  Net cash provided by (used in) operating activities by continuing
    operations                                                               (47,777)           (806)
                                                                            --------        --------
Cash Flows From Investing Activities:
  Net additions to property and equipment                                       (219)            (86)
  Sales (purchases) of investment securities                                       -            (790)
  Proceeds from the sale of discontinued operations                            1,087               -
                                                                            --------        --------
  Net cash provided by (used in) investing activities                            868            (876)
                                                                            --------        --------
Cash Flows From Financing Activities:
  Net proceeds from (payments on) bank credit facility                       (19,000)         25,500
  Net proceeds from the issuance of 8% senior notes                           97,571               -
  Principal payments on senior notes and trust deed notes payable            (20,012)        (21,523)
  Dividends paid                                                              (1,187)           (886)
  Repurchase of common shares                                                      -          (1,946)
  Proceeds from the exercise of stock options                                    503             102
                                                                            --------        --------
  Net cash provided by (used in) financing activities                         57,875           1,247
                                                                            --------        --------
  Net cash provided by (used in) discontinued operations                     (23,421)          1,756
                                                                            --------        --------
  Net increase (decrease) in cash and equivalents                            (12,455)          1,321
  Cash and equivalents at beginning of period                                 53,337          16,233
                                                                            --------        --------
  Cash and equivalents at end of period                                     $ 40,882        $ 17,554
                                                                            ========        ========
Summary of Cash Balances:
  Continuing operations                                                     $ 19,347        $  4,816
  Discontinued operations                                                     21,535          12,738
                                                                            --------        --------
                                                                            $ 40,882        $ 17,554
                                                                            ========        ========

                The accompanying notes are an integral part of
                   these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1998            1997
                                                                          ------------    ------------
Supplemental Disclosures of Cash Flow Information:
   Interest - continuing operations                                          $ 5,997          $3,705
   Income taxes                                                                1,200              36
Supplemental Disclosures of Noncash Activities:
   Trust deed note receivable received in connection with the sale
    of land                                                                  $10,253          $    -

   Expenses capitalized in connection with the issuance of the 8%
    senior notes due 2008                                                      2,000               -

   Income tax benefit credited in connection with shares of
    common stock issued pursuant to stock options exercised                      387              24

                The accompanying notes are an integral part of
                   these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1998
(Dollar amounts presented in tables are in thousands, except per share amounts)


1.  Basis of Presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the periods shown.

2.  Capitalization of Interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the three month periods ended March 31, 1998 and 1997:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
Total interest incurred during the period             $ 6,178         $ 4,013
Less: Interest capitalized as a cost of
  real estate under development                         5,906           2,540
                                                      -------         -------
Interest expense                                      $   272         $ 1,473
                                                      =======         =======
Interest previously capitalized as a cost of
  real estate under development, included in
  cost of sales                                       $ 3,867         $ 4,484
                                                      =======         =======

Capitalized interest in ending inventories            $15,751         $23,198
                                                      =======         =======

3.  Recent Accounting Pronouncements
    --------------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which had no impact on the Company's results of operations. In addition, the Company is required to adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) by the year ended December 31, 1998. The Company believes the adoption of FAS 131 will not have a material impact on its consolidated financial statements.

4.  Reclassifications
    -----------------

Certain reclassifications have been made to the 1997 financial information to conform with current period presentation.

5.  Net Income Per Share
    --------------------

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table following reconciles the components of the basic net income per share calculation to diluted net income per share.

                                            For the Three Months Ended March 31,
                                  ---------------------------------------------------------
                                             1998                          1997
                                  ---------------------------   ---------------------------
                                  Income     Shares      EPS    Income     Shares      EPS
                                  ------   ----------   -----   ------   ----------   -----
Basic Net Income Per Share:
  Income available to common
    stockholders before
    discontinued operations       $4,833   29,690,809   $0.16   $3,033   29,521,848   $0.10
Effect of Dilutive Securities:
  Stock options                        -      471,028                -      183,184
                                  ------   ----------           ------   ----------
Diluted Net Income Per Share:     $4,833   30,161,837   $0.16   $3,033   29,705,032   $0.10
                                  ======   ==========   =====   ======   ==========   =====

6.  Discontinued Operations
    -----------------------

In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Plan") for the Company's savings and loan subsidiary ("Savings"). Pursuant to the Plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. In June 1997, the Company also entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The definitive agreement was subject to a number of conditions including approval of the transaction by the Office of Thrift Supervision ("OTS"). As a result of the failure of the OTS to approve the transaction prior to the definitive agreement's termination date, the definitive agreement terminated on January 31, 1998. The Company plans to continue pursuing a disposition strategy with respect to Savings and, therefore, Savings has been accounted for as a discontinued operation and the results of its operations have been segregated in the accompanying consolidated condensed financial statements. Management currently estimates that both the disposition of Savings under the Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company.

Additionally, the discontinued operations in 1997 includes the Company's former office furniture subsidiary, Panel Concepts, Inc. ("Panel"), which was sold in December 1997. The assets and liabilities of Savings and Panel have been classified in the accompanying consolidated condensed balance sheets as "Net assets of discontinued operations" for the respective periods presented.

Interest income and product sales from these discontinued operations aggregated $874,000 and $9,866,000 for the three months ended March 31, 1998 and 1997, respectively.

The components of net assets of discontinued operations included in the accompanying consolidated condensed balance sheets as of March 31, 1998 and December 31, 1997 are as follows:

                                                         March 31,  December 31,
                                                           1998         1997
                                                         ---------  ------------
                                                          (Dollars in thousands)
Assets:
Cash and equivalents                                      $21,535      $44,956
Investment securities available for sale                   25,118       22,559
Mortgage notes receivable and accrued interest, net           246          317
Property and equipment, net of accumulated depreciation
  and amortization of $518 and $598, respectively              86           98
Deferred income taxes                                           -        1,273
Investment in FHLB stock                                    8,590        8,465
Other assets                                                  126          108
                                                          -------      -------
    Total assets--discontinued operations                 $55,701      $77,776
                                                          -------      -------
Liabilities:
Savings accounts                                          $41,057      $50,230
FHLB advances                                               5,000       18,000
Accounts payable and accrued expenses                         658          819
Deferred income taxes                                         805            -
                                                          -------      -------
    Total liabilities--discontinued operations             47,520       69,049
                                                          -------      -------
Net assets of discontinued operations                     $ 8,181      $ 8,727
                                                          =======      =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

A comparative summary of homebuilding operating results for the three month periods ended March 31, 1998 and 1997 is as follows (dollar amounts in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998            1997
                                                    ------------    ------------
Revenues                                               $96,911        $111,303
Cost of sales                                           79,917          95,645
                                                       -------        --------
  Gross margin                                          16,994          15,658
                                                       -------        --------
  Gross margin percentage                                 17.5%           14.1%
                                                       -------        --------
Selling, general and administrative expenses             9,167           9,775
Income from unconsolidated joint ventures                  951             530
Interest expense                                           272           1,473
Amortization of excess of cost over net assets
  acquired                                                 245               -
Other income                                                64             206
                                                       -------        --------
Income from continuing operations before
  income taxes                                         $ 8,325        $  5,146
                                                       =======        ========

A summary of key homebuilding operating data for the three month periods ended and as of March 31, 1998 and 1997 is as follows (dollar amounts in thousands, except average selling prices):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998            1997
                                                    ------------    ------------
New Homes Delivered:
  Southern California                                      146             177
  Northern California                                       80             120
                                                      --------        --------
      Total California                                     226             297
                                                      --------        --------

  Dallas/Austin                                             44              42
  Houston                                                   34              38
                                                      --------        --------
      Total Texas                                           78              80
                                                      --------        --------

  Total consolidated                                       304             377
  Joint ventures (California)                               19              16
                                                      --------        --------
      Total                                                323             393
                                                      ========        ========

Average Selling Price:
  California deliveries (excluding joint ventures)    $347,709        $322,993
  Texas deliveries                                    $211,943        $185,108
  Combined (excluding joint ventures)                 $312,874        $293,734
  Combined (including joint ventures)                 $313,841        $291,921

Net New Orders:
  Southern California                                      415             293
  Northern California                                      170             238
                                                      --------        --------
      Total California                                     585             531
                                                      --------        --------

  Dallas/Austin                                             76              51
  Houston                                                   37              61
                                                      --------        --------
      Total Texas                                          113             112
                                                      --------        --------

  Total consolidated                                       698             643
  Joint ventures (California)                                7              18
                                                      --------        --------
      Total                                                705             661
                                                      ========        ========

                                                         As of March 31,
                                                     -----------------------
                                                        1998         1997
                                                     ----------   ----------
Backlog (in units):
  Southern California                                      539          313
  Northern California                                      241          290
                                                      --------     --------
       Total California                                    780          603
                                                      --------     --------

  Dallas/Austin                                             98           71
  Houston                                                   55           53
                                                      --------     --------
      Total Texas                                          153          124
                                                      --------     --------

  Total consolidated                                       933          727
  Joint ventures (California)                               15           26
                                                      --------     --------
      Total backlog (in units)                             948          753
                                                      ========     ========

Backlog at quarter end (in dollars)                   $335,893     $240,611
                                                      ========     ========

Active Selling Communities at Quarter End:
  California                                                29           31
  Texas                                                     20           18
  Joint ventures (California)                                3            4
                                                      --------     --------
      Total                                                 52           53
                                                      ========     ========

Building sites owned or controlled                      10,387        6,700
                                                      ========     ========

Income from continuing operations for the quarter ended March 31, 1998 increased
59.3 percent to $4,833,000, or $0.16 per diluted share, compared to $3,033,000, or $0.10 per diluted share, for the year earlier period. The strong increase in earnings was fueled by the continued improvement in the Company's California homebuilding gross margins coupled with an increase in the average home sales price.

The Company delivered 323 new homes for the first quarter ended 1998 (including 19 homes delivered by the Company's unconsolidated joint venture) at an average sales price of $313,841, compared to 393 for the year earlier period (including 16 homes delivered by the Company's unconsolidated joint ventures) at an average selling price of $291,921.

Although housing unit deliveries were down 19.3 percent from the prior year first quarter, housing revenues decreased by only 12.9 percent to $96.9 million from the year earlier period. The reduction in revenues from the prior year first quarter was the result of $21.4 million attributable to a decrease in the number of new homes delivered, which was partially offset by $5.8 million due to a 6.5 percent increase in the average selling price of new homes. The jump in the average home price was due to the delivery of larger, more expensive homes resulting from the exceptionally strong move-up home market in California. The decline in home deliveries for the first quarter was due, in part, to the anticipated reduction in the number of new homes available for delivery coupled with the impact of the well-publicized El Nino weather patterns in California, which delayed the delivery of homes in certain projects.

Cost of sales decreased by $15.7 million, or 16.4 percent, from the prior year period, of which $18.4 million was due to the reduction in the number of new homes delivered, which was partially offset by a $1.6 million increase attributable to the higher cost of new homes. The increase in the average cost of new homes delivered in the 1998 first quarter was primarily due to the changing product mix to higher-priced homes.

The 340 basis point increase in the gross margin percentage from 14.1 percent to
17.5 percent for the first quarter reflects the continued strength of the California housing market.

Selling, general and administrative expenses increased as a percentage of revenues from 8.8 percent in the year earlier quarter to 9.5 percent for the 1998 first quarter primarily as a result of the decrease in revenues. Certain general and administrative expenses are fixed in nature and do not decline with revenues. Additionally, performance based compensation increased in the first quarter of 1998 due to the higher level of profitability.

Income from unconsolidated joint ventures rose to $951,000 from $530,000 as a result of a slight increase in new home deliveries as well as an increase in the gross margin percentage.

Interest expense for the 1998 first quarter decreased from approximately $1.5 million to $272,000 as a result of capitalizing more interest to inventory. The increase in the amount of interest capitalized was due primarily to more projects under development as compared to the prior year period.

Amortization of excess of cost over net assets acquired relates to the acquisition of Duc Development Company, a privately held northern California homebuilder, on September 30, 1997. The excess of cost over net assets acquired is being amortized over a seven-year period.

The Company generated a record number of first quarter net new home orders which, at 705, represents a 6.7 percent increase over the prior year period and the highest level for any quarter in the Company's history. The Company's southern California operations experienced positive order trends during the 1998 first quarter, where net new home orders were up 35.7 percent over the year earlier period. In addition, the Company is anticipating opening approximately 35 new model home complexes this year throughout California, which should increase the number of active selling communities and the number of new homes available for sale in 1998 compared to 1997. Most of these new communities are expected to come on line during the second and third quarter of 1998 with deliveries expected in the latter part of the year. The Company enters the second quarter with a backlog of 948 presold homes, which represents $335.9 million in revenues, up 39.6 percent over the prior year period.

Net income for the 1998 first quarter including discontinued operations was $4,768,000, or $0.16 per diluted share, compared to $3,517,000, or $0.12 per diluted share, in the year earlier period. The discontinued operations in 1998 reflect the Company's savings and loan subsidiary, which is pending disposition pursuant to management's plan to exit the thrift business. The discontinued operations in 1997 include the Company's thrift subsidiary as well as its former office furniture subsidiary, which was sold at the end of 1997.

Liquidity and Capital Resources
-------------------------------

The Company's principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion, principal and interest payments on debt and dividends to shareholders. Cash requirements were provided from internally generated funds and outside borrowings, including a bank revolving credit facility and note offerings. Management believes that these sources of cash, including capital available through the public debt and equity markets, are sufficient to finance its current working capital requirements and other needs.

In February 1998, the Company issued $100 million of 8% Senior Notes due February 15, 2008 (the "8% Senior Notes"). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent. These notes are senior unsecured obligations of the Company and rank pari passu with the Company's other existing senior unsecured indebtedness. The 8% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets. The 8% Senior Notes are redeemable at the option of the Company, in whole or in part, commencing February 15, 2003 at 104 percent of par, with the call price reducing ratably to par on February 15, 2006. Net proceeds to the Company after offering expenses were approximately $97.3 million. Approximately $54.3 million of the net proceeds were used to repay the indebtedness outstanding under the revolving credit facility on the date of closing (February 10, 1998), with the balance of the net proceeds used (i) to fund the $20 million sinking fund payment on March 1, 1998 on the Company's 10 1/2% Senior Notes, (ii) to repay an approximately $11.2 million trust deed note payable in April of 1998 and (iii) for general corporate purposes.

The Company had no borrowings outstanding under its unsecured revolving credit facility at March 31, 1998 versus $19.0 million at December 31, 1997.

The Company made its second $20 million sinking fund payment on its 10 1/2% Senior Notes on March 1, 1998. As of March 31, 1998, there was $58.8 million outstanding of the 10 1/2% Senior Notes.

To finance land purchases, the Company may utilize, among its other sources, purchase money mortgage financing of which approximately $17.2 million was outstanding for this purpose as of both March 31, 1998 and December 31, 1997.

The Company did not repurchase any shares of its common stock during the 1998 first quarter related to the previously announced common stock repurchase program. However, since the inception of the Company's stock buyback plan the Company has repurchased an aggregate of 1,285,750 shares of its common stock for approximately $8.3 million, leaving a balance of approximately $11.7 million available under the repurchase program.

On April 28, 1998, the Company's Board of Directors declared a quarterly cash dividend of $.04 per share of common stock. The dividend will be payable on May 28, 1998 to shareholders of record on May 14, 1998.

During the quarter ended March 31, 1998, the Company issued 86,500 shares of common stock pursuant to the exercise of stock options for aggregate proceeds of approximately $503,000.

                 STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding the following: the expected opening of 35 new model home complexes this year throughout California; the expected increase in the number of communities available for sale and the timing of when they are anticipated to be opened; the homebuilding segment's backlog of homes; the sufficiency of the Company's cash provided by internally generated funds, outside borrowings and capital available through public debt and equity markets; the availability of capital in the public debt and equity markets; and the expected gain or loss resulting from the operation of Savings prior to sale and from the sale of Savings. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters and the permitting process for home construction; increases in prevailing interest rates; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; the availability of financing to homebuilders; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:  May 13, 1998                    By:/s/ Arthur E. Svendsen
                                           ----------------------
                                           Arthur E. Svendsen
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:  May 13, 1998                    By:/s/ Andrew H. Parnes
                                           ----------------------
                                           Andrew H. Parnes
                                           Vice President of Finance, Treasurer
                                           and Principal Financial and
                                           Accounting Officer

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

Item 3.  Default upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               None

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
           (a)  Exhibits

                27.  Financial Data Schedule.

           (b)  Current Reports on Form 8-K
                     None