Form 10-Q
period 1998-06-30
STANDARD PACIFIC CORP /DE/
filed 1998-08-14
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     [X]      No     [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at August 7, 1998: 29,767,280

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                Three Months Ended June 30,
                                                ----------------------------
                                                   1998              1997
                                                ----------        ----------
Revenues                                        $  153,141        $  140,578
Cost of sales                                      123,263           119,557
                                                ----------        ----------
  Gross margin                                      29,878            21,021
                                                ----------        ----------
Selling, general and administrative expenses        12,698            12,937
Income from unconsolidated joint ventures              723               987
Interest expense                                       323             1,374
Amortization of excess of cost over net
 assets acquired                                       244                -
Other income (expense)                                (369)              258
                                                ----------        ----------
Income from continuing operations before
 income taxes                                       16,967             7,955
Provision for income taxes                          (7,010)           (3,265)
                                                ----------        ----------
Income from continuing operations                    9,957             4,690
Income (loss) from discontinued operations,
 net of income taxes of $30 and $16,
 respectively                                          (42)              (23)
                                                ----------        ----------
Net income                                      $    9,915        $    4,667
                                                ==========        ==========

BASIC NET INCOME PER SHARE:
  Income from continuing operations             $     0.33        $     0.16
  Income (loss) from discontinued operations         (0.00)            (0.00)
                                                ----------        ----------
  Net Income Per Share                          $     0.33        $     0.16
                                                ==========        ==========
Weighted average common shares outstanding      29,734,242        29,397,157
                                                ==========        ==========

DILUTED NET INCOME PER SHARE:
  Income from continuing operations             $     0.33        $     0.16
  Income (loss) from discontinued
   operations                                        (0.00)            (0.00)
                                                ----------        ----------
  Net Income Per Share                          $     0.33        $     0.16
                                                ==========        ==========
Weighted average common and diluted shares
 outstanding                                    30,195,394        29,658,719
                                                ==========        ==========

                The accompanying notes are an integral part of
                   these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Revenues                                              $  250,052     $  251,880
Cost of sales                                            203,180        215,202
                                                      ----------     ----------
   Gross margin                                           46,872         36,678
                                                      ----------     ----------
Selling, general and administrative expenses              21,864         22,711
Income from unconsolidated joint ventures                  1,674          1,517
Interest expense                                             588          2,848
Amortization of excess of cost over net assets
 acquired                                                    489             -
Other income (expense)                                      (312)           465
                                                      ----------     ----------
Income from continuing operations before
 income taxes                                             25,293         13,101
Provision for income taxes                               (10,502)        (5,378)
                                                      ----------     ----------
Income from continuing operations                         14,791          7,723
Income (loss) from discontinued operations, net of
 income taxes of $45 and $(322), respectively               (107)           461
                                                      ----------     ----------
Net Income                                            $   14,684     $    8,184
                                                      ==========     ==========

BASIC NET INCOME PER SHARE:
  Income from continuing operations                   $     0.49     $     0.26
  Income (loss) from discontinued operations               (0.00)          0.02
                                                      ----------     ----------
  Net Income Per Share                                $     0.49     $     0.28
                                                      ==========     ==========

  Weighted average common shares outstanding          29,712,764     29,459,810
                                                      ==========     ==========

DILUTED NET INCOME PER SHARE:
  Income from continuing operations                   $     0.49     $     0.26
  Income (loss) from discontinued operations               (0.00)          0.02
                                                      ----------     ----------
  Net Income Per Share                                $     0.49     $     0.28
                                                      ==========     ==========

  Weighted average common and diluted shares
   outstanding                                        30,178,020     29,686,895
                                                      ==========     ==========


             The accompanying notes are an integral part of these
                      consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                      June 30,    December 31,
                                                                        1998          1997
                                                                    ------------  ------------
                                           ASSETS
Cash and equivalents                                                  $    886      $  8,381
Mortgage notes receivable and accrued interest                          22,362        12,095
Other notes and accounts receivable, net                                 7,504        11,686
Inventories:
  Real estate in process of development and completed model homes      533,099       448,951
  Real estate held for sale                                                -           2,897
Property and equipment, net of accumulated depreciation and
  amortization of $4,030 and $3,570, respectively                        2,889         2,515
Investments in and advances to unconsolidated joint ventures            30,462        26,217
Deferred income taxes                                                   10,376        12,136
Other assets                                                             8,246         7,455
Excess of cost over net assets acquired, net                             6,116         6,605
                                                                      --------      --------
Total assets of continuing operations                                  621,940       538,938
                                                                      --------      --------
Net assets of discontinued operations                                    8,140         8,727
                                                                      --------      --------
      Total Assets                                                    $630,080      $547,665
                                                                      ========      ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                 $ 46,086      $ 49,582
Unsecured notes payable                                                 31,800        19,000
Trust deed notes payable                                                 4,924        17,174
10 1/2% senior notes due 2000                                           51,108        78,800
8 1/2% senior notes due 2007, net                                       99,354        99,331
8% senior notes due 2008, net                                           99,342           -
                                                                      --------      --------
    Total liabilities                                                  332,614       263,887
                                                                      --------      --------

Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued                                                              -             -
Common stock, $.01 par value; 100,000,000 shares authorized;
  29,766,780 and 29,637,281 shares outstanding, respectively               298           296
Paid-in capital                                                        284,903       283,525
Retained earnings (deficit)                                             12,265           (43)
                                                                      --------      --------
    Total stockholders' equity                                         297,466       283,778
                                                                      --------      --------
      Total Liabilities and Stockholders' Equity                      $630,080      $547,665
                                                                      ========      ========

                The accompanying notes are an integral part of
                 these consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                 -------------------------
                                                                                    1998          1997
                                                                                 -----------   -----------
Cash Flows From Operating Activities:
  Net income                                                                       $ 14,684      $  8,184
  Adjustment to reconcile net income to net cash provided by (used in)
    operating activities of continuing operations:
      Discontinued operations                                                           107          (461)
      Depreciation and amortization                                                     395           279
      Amortization of excess of cost over net assets acquired                           489           -
      Changes in cash and equivalents due to:
        Inventories                                                                 (91,460)      (13,103)
        Receivables and accrued interest                                              3,081         1,752
        Investments in and advances to unconsolidated joint ventures                 (4,245)      (12,509)
        Accounts payable and accrued expenses                                        (2,889)          642
        Deferred income taxes                                                         2,241         2,509
        Other, net                                                                      958         3,901
                                                                                   --------      --------
  Net cash provided by (used in) operating activities by continuing operations      (76,639)       (8,806)
                                                                                   --------      --------

Cash Flows From Investing Activities:
  Net additions to property and equipment                                              (769)         (480)
  Sales (purchases) of investment securities                                            -            (607)
  Proceeds from the sale of discontinued operations                                   1,087           -
                                                                                   --------      --------
  Net cash provided by (used in) investing activities                                   318        (1,087)
                                                                                   --------      --------

Cash Flows From Financing Activities:
  Net proceeds from (payments on) bank credit facility                               12,800       (55,300)
  Net proceeds from the issuance of 8 1/2% senior notes                                 -          96,931
  Net proceeds from the issuance of 8% senior notes                                  97,571           -
  Principal payments on senior notes and trust deed notes payable                   (39,942)      (23,973)
  Dividends paid                                                                     (2,376)       (1,767)
  Repurchase of common shares                                                           -          (2,124)
  Proceeds from the exercise of stock options                                           773           545
                                                                                   --------      --------
  Net cash provided by (used in) financing activities                                68,826        14,312
                                                                                   --------      --------
  Net cash provided by (used in) discontinued operations                            (14,641)       90,213
                                                                                   --------      --------
  Net increase (decrease) in cash and equivalents                                   (22,136)       94,632
  Cash and equivalents at beginning of period                                        53,337        16,234
                                                                                   --------      --------
  Cash and equivalents at end of period                                            $ 31,201      $110,866
                                                                                   ========      ========

Summary of Cash Balances:
  Continuing operations                                                            $    886      $  9,671
  Discontinued operations                                                            30,315       101,195
                                                                                   --------      --------
                                                                                   $ 31,201      $110,866
                                                                                   ========      ========

                The accompanying notes are an integral part of
                   these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                            (Dollars in thousands)
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
        Interest - continuing operations                $  9,606        $  8,046
        Income taxes                                       5,441           3,833

Supplemental Disclosures of Noncash Activities:
     Trust deed note receivable issued in connection
       with the sale of land                           $  10,253        $     --
     Expenses capitalized in connection with the
       issuance of the 8 1/2% senior notes due 2007           --           2,375
     Expenses capitalized in connection with the
       issuance of the 8% senior notes due 2008            1,750              --
     Income tax benefit credited in connection with
       shares of common stock issued pursuant to stock
       options exercised                                     607             160


                The accompanying notes are an integral part of
                    these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
(Dollar amounts presented in tables are in thousands, except per share amounts)


1.  Basis of Presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the periods shown.

2.  Capitalization of Interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the six-month and three-month periods ended June 30, 1998 and 1997:


                                                   Six Months Ended June 30,    Three Months Ended June 30,
                                                   ------------------------     --------------------------
                                                     1998           1997            1998            1997
                                                   ---------       --------     ----------        --------
Total interest incurred during the period            $12,553        $ 8,115         $6,382          $4,102
Less: Interest capitalized as a cost of real
 estate under development                             11,965          5,267          6,059           2,728
                                                     -------        -------         ------          ------
Interest expense                                     $   588        $ 2,848         $  323          $1,374
                                                     =======        =======         ======          ======
Interest previously capitalized as a cost of
 real estate under development, included in cost of
 sales                                               $ 9,464        $10,189         $5,597          $5,705
                                                     =======        =======         ======          ======

Capitalized interest in ending inventories           $16,213        $20,220
                                                     =======        =======

3.  Recent Accounting Pronouncements
    --------------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which had no impact on the Company's results of operations. In addition, the Company is required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) no later than the fourth quarter of this year. The Company believes the adoption of FAS 131 will not have a material impact on its consolidated financial statements.

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

                                                   For the Three Months Ended June 30,
                                         -------------------------------------------------------------
                                                     1998                          1997
                                         -----------------------------   -----------------------------
                                          Income     Shares      EPS      Income     Shares      EPS
                                         --------  ----------  -------   --------  ----------  -------
Basic Net Income Per Share:
 Income available to common
    stockholders before
    discontinued operations               $ 9,957  29,734,242    $0.33     $4,690  29,397,157    $0.16
Effect of dilutive stock options                -     461,152                   -     261,562
                                          -------------------              ------------------
Diluted net income per share from
 continuing operations                    $ 9,957  30,195,394    $0.33     $4,690  29,658,719    $0.16
                                          ============================     ===========================

                                                       For the Six Months Ended June 30,
                                         -------------------------------------------------------------
                                                     1998                          1997
                                         -----------------------------   -----------------------------
                                          Income     Shares      EPS      Income     Shares      EPS
                                         --------  ----------  -------   --------  ----------  -------
Basic Net Income Per Share:
 Income available to common
    stockholders before
    discontinued operations               $14,791  29,712,764    $0.49     $7,723  29,459,810    $0.26
Effect of dilutive stock options                -     465,256                   -     227,085
                                          -------------------              ------------------
Diluted net income per share from
 continuing operations                    $14,791  30,178,020    $0.49     $7,723  29,686,895    $0.26
                                          ============================     ===========================


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

Additionally, the discontinued operations in 1997 include the Company's former office furniture subsidiary, Panel Concepts, Inc. ("Panel"), which was sold in December 1997. The assets and liabilities of Savings and Panel have been classified in the accompanying consolidated condensed balance sheets as "Net assets of discontinued operations" for the respective periods presented.

Interest income and product sales from these discontinued operations aggregated $1,699,000 and $18,229,000 for the six-month periods ended June 30, 1998 and 1997, respectively, and $824,000 and $8,363,000 for the three-month periods ended June 30, 1998 and 1997, respectively.

The components of net assets of discontinued operations included in the accompanying consolidated condensed balance sheets as of June 30, 1998 and December 31, 1997 are as follows:

                                                               June 30, 1998     December 31, 1997
                                                               -------------     -----------------
                                                                     (Dollars in thousands)
Assets:
Cash and equivalents                                                 $30,315               $44,956
Investment securities available for sale                              14,459                22,559
Mortgage notes receivable and accrued interest, net                      313                   317
Property and equipment, net of accumulated depreciation and
 amortization of $521 and $598, respectively                              74                    98
Deferred income taxes                                                     26                 1,273
Investment in FHLB stock                                               8,714                 8,465
Other assets                                                             113                   108
                                                                     -------               -------
 Total assets-- discontinued operations                              $54,014               $77,776
                                                                     -------               -------
Liabilities:
Savings accounts                                                     $39,411               $50,230
FHLB advances                                                          5,000                18,000
Accounts payable and accrued expenses                                  1,463                   819
                                                                     -------               -------
 Total liabilities-- discontinued operations                          45,874                69,049
                                                                     -------               -------
Net assets of discontinued operations                                $ 8,140               $ 8,727
                                                                     =======               =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

A comparative summary of homebuilding operating results for the six-month and three-month periods ended June 30, 1998 and 1997 is as follows (dollar amounts in thousands):


                                                                  Six Months Ended June 30,        Three Months Ended June 30,
                                                                  ------------------------         --------------------------
                                                                    1998            1997              1998             1997
                                                                  ---------       --------         ---------         --------
Revenues                                                           $250,052       $251,880          $153,141         $140,578
Cost of sales                                                       203,180        215,202           123,263          119,557
                                                                   --------       --------          --------         --------
 Gross margin                                                        46,872         36,678            29,878           21,021
                                                                   --------       --------          --------         --------
 Gross margin percentage                                               18.7%          14.6%             19.5%            15.0%
                                                                   --------       --------          --------         --------
Selling, general and administrative expenses                         21,864         22,711            12,698           12,937
Income from unconsolidated joint ventures                             1,674          1,517               723              987
Interest expense                                                        588          2,848               323            1,374
Amortization of excess of cost over net assets acquired                 489              -               244                -
Other income (expense)                                                 (312)           465              (369)             258
                                                                   --------       --------          --------         --------
Income from continuing operations before income taxes              $ 25,293       $ 13,101          $ 16,967         $  7,955
                                                                   ========       ========          ========         ========

A summary of key homebuilding operating data for the six-month and three-month periods ended and as of June 30, 1998 and 1997 is as follows (dollar amounts in thousands, except average selling prices):

                                                                  Six Months Ended June 30,        Three Months Ended June 30,
                                                                  ------------------------         --------------------------
                                                                    1998            1997              1998             1997
                                                                  ---------        -------          --------          -------
New Homes Delivered:
  Southern California                                                   345            404               199              227
  Northern California                                                   202            269               122              149
                                                                   --------       --------          --------         --------
    Total California                                                    547            673               321              376
                                                                   --------       --------          --------         --------

  Dallas/Austin                                                         135            108                91               66
  Houston                                                                75             73                41               35
                                                                   --------       --------          --------         --------
    Total Texas                                                         210            181               132              101
                                                                   --------       --------          --------         --------

  Consolidated total                                                    757            854               453              477
  Unconsolidated joint ventures (California)                             34             29                15               13
                                                                   --------       --------          --------         --------
    Total                                                               791            883               468              490
                                                                   ========       ========          ========         ========

Average Selling Price:
  California deliveries (excluding joint ventures)                 $368,200       $320,073          $382,627         $317,766
  Texas deliveries                                                 $214,931       $192,642          $216,696         $198,610
  Combined (excluding joint ventures)                              $325,682       $293,065          $334,276         $292,536
  Combined (including joint ventures)                              $325,807       $294,406          $334,065         $296,398

Net New Orders:
  Southern California                                                   861            472               446              179
  Northern California                                                   303            408               133              170
                                                                   --------       --------          --------         --------
    Total California                                                  1,164            880               579              349
                                                                   --------       --------          --------         --------

  Dallas/Austin                                                         176            104               100               53
  Houston                                                                96             95                59               34
                                                                   --------       --------          --------         --------
    Total Texas                                                         272            199               159               87
                                                                   --------       --------          --------         --------

  Consolidated total                                                  1,436          1,079               738              436
  Unconsolidated joint ventures (California)                              8             32                 1               14
                                                                   --------       --------          --------         --------
    Total                                                             1,444          1,111               739              450
                                                                   ========       ========          ========         ========

                                                      As of June 30,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------
Backlog (in units):
  Southern California                                   786         266
  Northern California                                   252         311
                                                   --------    --------
    Total California                                  1,038         577
                                                   --------    --------

  Dallas/Austin                                         107          58
  Houston                                                73          52
                                                   --------    --------
    Total Texas                                         180         110
                                                   --------    --------

  Consolidated total                                  1,218         687
  Unconsolidated joint ventures (California)              1          27
                                                   --------    --------
    Total backlog (in units)                          1,219         714
                                                   ========    ========

Backlog at Quarter End (in dollars)                $416,099    $229,367
                                                   ========    ========

Active Selling Communities at Quarter End:
  California                                             32          35
  Texas                                                  23          18
  Joint ventures (California)                             2           3
                                                   --------    --------
    Total                                                57          56
                                                   ========    ========

Building Sites Owned or Controlled:
  California                                          8,985       4,828
  Texas                                               2,137       1,564
                                                   --------    --------
    Total                                            11,122       6,392
                                                   ========    ========

Income from continuing operations for the quarter ended June 30, 1998 increased 112 percent to $9,957,000, or $0.33 per diluted share, compared to $4,690,000, or $0.16 per diluted share for the year earlier period. For the six-month period ended June 30, 1998, income from continuing operations increased 92 percent to $14,791,000, or $0.49 per diluted share, from $7,723,000, or $0.26 per diluted share for the first six months of 1997. The significant increase in earnings for both periods was fueled primarily by continued improvement in homebuilding gross margins. This performance reflects the strong California housing market and the Company's inventory of well located lots throughout the state.

Although housing unit deliveries were down five percent and 10 percent for the three-month and six-month periods ended June 30, 1998, respectively, as compared to year earlier periods, housing revenues increased nine percent to $153.1 million for the second quarter of 1998 and decreased less than one percent to $250.0 million for the six-month period ended June 30, 1998. The rise in homebuilding revenues for the second quarter resulted principally from an $18.9 million increase attributable to a 14.3 percent jump in the average selling price of new homes delivered, which was offset in part by a $7.0 million reduction in revenues due to a decrease in the number of new homes delivered. Average selling prices of new homes delivered rose to $334,276 and $325,682 for the three-month and six-month periods ended June 30, 1998, respectively, compared to $292,536 and $293,065 for the same periods in 1997.

The rise in the average selling price of new homes of 14 percent and 11 percent for the second quarter and first six months of 1998, respectively, over the comparable 1997 periods was primarily attributable to the exceptionally strong move-up market in California and the Company's emphasis on higher-end product.

For the three-month and six-month periods ended June 30,1998 the Company delivered 468 and 791 new homes (including 15 and 34 homes delivered by the Company's unconsolidated joint ventures), respectively, compared to 490 and 883 new homes (including 13 and 29 homes delivered by the Company's unconsolidated joint ventures), respectively, for the same periods in 1997. The decline in new home deliveries for the three-month and six-month periods ended June 30, 1998 compared to the same periods last year was attributable to an anticipated reduction in the number of new homes available for delivery due to the timing of new project openings, as well as construction delays experienced during the first quarter of 1998 due to the impact of the well-publicized El Nino weather patterns in California.

The average cost of new homes delivered increased nine percent and six percent for the three-month and six-month periods ended June 30, 1998, respectively, over the prior year periods. These increases were the result of proportionately greater deliveries of higher-end, more expensive product in 1998 versus 1997.

The homebuilding gross margin percentage increased 450 basis points to 19.5 percent for the second quarter of 1998 compared to 15.0 percent for the same period in 1997. For the six-month period ended June 30, 1998, the homebuilding gross margin improved 410 basis points to 18.7 percent compared to 14.6 percent for the year earlier period. The improvements in the gross margin percentage reflect the positive momentum in the California housing market.

Selling, general and administrative expenses as a percent of revenues for the three-month and six-month periods ended June 30, 1998 were 8.5 percent and 8.7 percent, respectively, compared to 9.2 percent and 9.0 percent, respectively, for the same periods in the prior year. This decrease in 1998 over the corresponding periods in 1997 was primarily the result of a reduction in selling costs as a percent of revenues due to the improved housing market in California.

Interest expense for the three-month and six-month periods ended June 30, 1998 declined approximately $1.1 million and $2.3 million, respectively, to $323,000 and $588,000 over the year earlier periods. The decrease in the amount of interest expensed in 1998 over the prior year was the result of capitalizing more interest to inventory as a result of an increase in projects under development in 1998 as compared to the year earlier period.

Amortization of excess of cost over net assets acquired relates to the acquisition of Duc Development Company, a privately held northern California homebuilder, on September 30, 1997. The excess of cost over net assets acquired is being amortized over a seven-year period.

The Company generated a record number of net new orders for the 1998 second quarter which, at 739 homes, represents a 64 percent increase over the prior year period and the highest level for any quarter in the Company's history. The Company's southern California operations continued to experience positive order trends during the second quarter of 1998, where net new home orders were up 132 percent over the year earlier period, reflecting a robust housing market and strong acceptance of the Company's new projects. In addition, the Company is expecting to open approximately 60 new home communities during the next twelve months, which, coupled with new projects opened to date, should significantly increase the number of homes available for delivery during the next two years. The Company enters the third quarter with a backlog of 1,219 presold homes, which represents approximately $416.1 million in revenues, up 81 percent over the beginning third quarter backlog for the prior year.

Net income for the second quarter including discontinued operations increased 112 percent to $9,915,000, or $0.33 per diluted share, compared to $4,667,000, or $0.16 per diluted share for the 1997 second quarter. Net income for the first half of 1998 including discontinued operations increased 79 percent to $14,684,000, or $0.49 per diluted share, versus $8,184,000, or $0.28 per diluted share for the year earlier period. The discontinued operations in 1998 reflect the Company's savings and loan subsidiary, which is pending disposition pursuant to management's plan to exit the thrift business. Management does not anticipate a significant gain or loss from the operations or disposition of the thrift. The discontinued operations in 1997 also include the Company's former office furniture subsidiary which was sold at the end of 1997.

Liquidity and Capital Resources
-------------------------------

The Company's principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion, principal and interest payments on debt and dividends to shareholders. Cash requirements were provided from internally generated funds and outside borrowings, including the Company's revolving credit facility and public debt offerings. Management believes that these sources of cash, including capital available through the public debt and equity markets, are sufficient to finance its current working capital requirements and other needs.

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

Borrowings outstanding under the Company's unsecured revolving credit facility (the "Revolving Credit Facility") totaled $31.8 million at June 30, 1998 versus $19.0 million at December 31, 1997. In July 1998, the Company and its bank group amended the Revolving Credit Facility to, among other things, increase the commitment to $400 million and reduce the cost of borrowings and other fees.
The Revolving Credit Facility has a current maturity date of July 31, 2002.

The Company made its second $20 million sinking fund payment on its 10 1/2% Senior Notes on March 1, 1998. In May 1998, the Company repurchased, and simultaneously retired, approximately $7.7 million of 10 1/2% Senior Notes through open market purchases. As of June 30, 1998, there was approximately $51.1 million outstanding of the 10 1/2% Senior Notes.

To finance land purchases, the Company may utilize, among its other sources, purchase money mortgage financing of which approximately $4.9 million was outstanding for this purpose as of June 30, 1998 compared to $17.2 million as of December 31, 1997.

Additionally, the Company has utilized joint venture structures whereby these joint ventures have obtained secured construction financing. This type of structure minimizes the use of funds from the Company's Revolving Credit Facility and other financing sources. The Company plans to continue using this type of arrangement to finance the development of properties as opportunities arise.

The Company did not repurchase any shares of its common stock during the six-month period ended June 30, 1998 related to the previously announced common stock repurchase program. However, since the inception of the Company's stock buyback plan, the Company has repurchased an aggregate of 1,285,750 shares of its common stock for approximately $8.3 million, leaving a balance of approximately $11.7 million available under the repurchase program.

On July 28, 1998, the Company's Board of Directors declared a quarterly cash dividend of $.04 per share of common stock. The dividend will be payable on August 28, 1998 to shareholders of record on August 14, 1998.

For the first six months of 1998, the Company issued 129,499 shares of common stock pursuant to the exercise of stock options for aggregate proceeds of approximately $757,000.

Year 2000 Compliance
--------------------

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

                 STATEMENT REGARDING FORWARD LOOKING DISCLOSURE


This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding the following: the expected opening of 60 new home communities during the next twelve months; the homebuilding segment's backlog of homes; the sufficiency of the Company's cash provided by internally generated funds, outside borrowings and capital available through public debt and equity markets; the availability of capital in the public debt and equity markets; the expected gain or loss resulting from the operation of Savings prior to sale and from the sale of Savings; and the expected impact of the Year 2000 issue on the Company. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions; adverse local market conditions; existing and changing governmental regulations, including regulations concerning environmental matters and the permitting process for home construction; increases in prevailing interest rates; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; the availability of financing to homebuilders; and inclement weather and other natural disasters. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                STANDARD PACIFIC CORP.
                                       (Registrant)


Dated:    August 12, 1998       By:  /s/ Arthur E. Svendsen
                                     ----------------------
                                     Arthur E. Svendsen
                                     Chairman of the Board and
                                     Chief Executive Officer


Dated:    August 12, 1998       By:  /s/ Andrew H. Parnes
                                     --------------------
                                     Andrew H. Parnes
                                     Vice President of Finance,
                                     Treasurer and Principal Financial
                                     and Accounting Officer

                           PART II OTHER INFORMATION


Item 1.  Legal proceedings
               None

Item 2.  Change in Securities
               None

Item 3.  Default upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting held on May 14, 1998, the Company's stockholders re-elected Arthur E. Svendsen, Dr. James L. Doti and Keith D. Koeller, as directors of the Company. In addition, the term of office of the following directors continued after the Annual Meeting: Stephen J. Scarborough, William
H. Langenberg, Ronald R. Foell, Robert J. St.Lawrence and Donald H. Spengler. Voting at the meeting was as follows:

                                               Votes                Votes
Matter                                        Cast For             Withheld
----------------------------------         ---------------     -----------------
Election of Arthur E. Svendsen                24,732,717               719,990
Election of Dr. James L. Doti                 24,384,675             1,068,032
Election of Keith D. Koeller                  24,640,620               812,087


Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits

               10.1 Seventh Amended and Restated Revolving Credit Agreement
                    dated as of July 28, 1998, among the Registrant, Bank of America National Trust and Savings Association, The First National Bank of Chicago, Credit Lyonnais Los Angeles Branch, Fleet National Bank, Sanwa Bank of California, Comerica Bank, PNC Bank, National Association, Bank United, First American Bank Texas, SSB, Union Bank of California, Guaranty Federal Bank, F.S.B.

               27.  Financial Data Schedule.

          (b)  Current Reports on Form 8-K
                    None