Form 10-Q
period 1998-09-30
STANDARD PACIFIC CORP /DE/
filed 1998-11-16
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from    N/A     to
                                        ----------    ----------

         Commission file number 1-10959


                             STANDARD PACIFIC CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                           33-0475989
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

            1565 W. MacArthur Blvd., Costa Mesa, CA          92626
            (Address of principal executive offices)       (Zip Code)

     (Registrant's telephone number, including area code)   (714) 668-4300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at November 6, 1998:  29,637,980

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                    September 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Revenues                                                      $  194,130   $  177,150
Cost of sales                                                    158,290      149,572
                                                              ----------   ----------
    Gross margin                                                  35,840       27,578
                                                              ----------   ----------
Selling, general and administrative expenses                      15,475       16,158
Income from unconsolidated joint ventures                             50        1,148
Interest expense                                                     316        1,109
Amortization of excess of cost over net assets acquired              328          -
Other income (expense)                                              (122)         201
                                                              ----------   ----------
Income from continuing operations before income taxes
  and extraordinary charge                                        19,649       11,660
Provision for income taxes                                        (8,137)      (4,786)
                                                              ----------   ----------
Income from continuing operations before extraordinary charge     11,512        6,874
Income (loss) from discontinued operations, net of income
  taxes of $26 and $(255), respectively                              (36)         367
Extraordinary charge from early extinguishment of debt, net
  of income taxes of $753                                         (1,106)         -
                                                              ----------   ----------
Net Income                                                    $   10,370   $    7,241
                                                              ==========   ==========

Basic Net Income Per Share:
  Income from continuing operations                           $     0.39   $     0.24
  Income (loss) from discontinued operations                       (0.00)        0.01
  Extraordinary charge from early extinguishment of debt           (0.04)         -
                                                              ----------   ----------
  Net Income Per Share                                        $     0.35   $     0.25
                                                              ==========   ==========

Weighted average common shares outstanding                    29,767,204   29,508,917
                                                              ==========   ==========

Diluted Net Income Per Share:
  Income from continuing operations                           $     0.38   $     0.23
  Income (loss) from discontinued operations                       (0.00)        0.01
  Extraordinary charge from early extinguishment of debt           (0.04)         -
                                                              ----------   ----------
  Net Income Per Share                                        $     0.34   $     0.24
                                                              ==========   ==========

Weighted average common and diluted shares outstanding        30,108,783   29,835,195
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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Revenues                                                      $  444,182   $  429,030
Cost of sales                                                    361,470      364,775
                                                              ----------   ----------
    Gross margin                                                  82,712       64,255
                                                              ----------   ----------
Selling, general and administrative expenses                      37,339       38,869
Income from unconsolidated joint ventures                          1,725        2,665
Interest expense                                                     904        3,956
Amortization of excess of cost over net assets acquired              817          -
Other income (expense)                                               (62)         664
                                                              ----------   ----------
Income from continuing operations before income taxes
  and extraordinary charge                                        45,315       24,759
Provision for income taxes                                       (18,790)     (10,163)
                                                              ----------   ----------
Income from continuing operations before extraordinary charge     26,525       14,596
Income (loss) from discontinued operations, net of income
  taxes of $71 and $(578), respectively                             (143)         829
Extraordinary charge from early extinguishment of debt, net
  of income taxes of $904                                         (1,328)         -
                                                              ----------   ----------
Net Income                                                    $   25,054   $   15,425
                                                              ==========   ==========

Basic Net Income Per Share:
  Income from continuing operations                           $     0.89   $     0.49
  Income (loss) from discontinued operations                       (0.01)        0.03
  Extraordinary charge from early extinguishment of debt           (0.04)         -
                                                              ----------   ----------
  Net Income Per Share                                        $     0.84   $     0.52
                                                              ==========   ==========

Weighted average common shares outstanding                    29,730,912   29,476,413
                                                              ==========   ==========

Diluted Net Income Per Share:
  Income from continuing operations                           $     0.88   $     0.49
  Income (loss) from discontinued operations                       (0.01)        0.03
  Extraordinary charge from early extinguishment of debt           (0.04)         -
                                                              ----------   ----------
  Net Income Per Share                                        $     0.83   $     0.52
                                                              ==========   ==========

Weighted average common and diluted shares outstanding        30,065,401   29,749,635
                                                              ==========   ==========

                The accompanying notes are an integral part of
                   these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                   September 30,  December 31,
                                                                       1998          1997
                                                                   -------------  ------------
                                          ASSETS
Cash and equivalents                                                  $  8,013       $  8,381
Mortgage notes receivable and accrued interest                          24,112         12,095
Other notes and accounts receivable, net                                11,856         11,686
Inventories:
  Real estate in process of development and completed model homes      655,404        448,951
  Real estate held for sale                                                -            2,897
Property and equipment, net of accumulated depreciation
  and amortization of $3,990 and $3,570, respectively                    3,796          2,515
Investments in and advances to unconsolidated joint ventures            30,293         26,217
Deferred income taxes                                                   10,813         12,136
Other assets                                                             8,311          7,455
Excess of cost over net assets acquired, net                            17,788          6,605
                                                                      --------       --------
Total assets of continuing operations                                  770,386        538,938
                                                                      --------       --------
Net assets of discontinued operations                                    8,104          8,727
                                                                      --------       --------
      Total Assets                                                    $778,490       $547,665
                                                                      ========       ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                 $ 68,694       $ 49,582
Unsecured notes payable                                                178,750         19,000
Trust deed notes payable                                                 6,050         17,174
10 1/2% senior notes due 2000                                           19,637         78,800
8 1/2% senior notes due 2007, net                                       99,367         99,331
8% senior notes due 2008, net                                           99,354            -
                                                                      --------       --------
      Total liabilities                                                471,852        263,887
                                                                      --------       --------
Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued                                                              -              -
Common stock, $.01 par value; 100,000,000 shares authorized;
  29,767,280 and 29,637,281 shares outstanding, respectively               298            296
Paid-in capital                                                        284,896        283,525
Retained earnings (deficit)                                             21,444            (43)
                                                                      --------       --------
    Total stockholders' equity                                         306,638        283,778
                                                                      --------       --------
      Total Liabilities and Stockholders' Equity                      $778,490       $547,665
                                                                      ========       ========

                The accompanying notes are an integral part of
                 these consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Cash Flows From Operating Activities:
  Net income                                                   $  25,054    $ 15,425
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities of continuing operations:
    (Income) loss from discontinued operations                       143        (829)
    Extraordinary charge from early extinguishment of debt         1,328         -
    Depreciation and amortization                                    355         405
    Amortization of excess of cost over net assets acquired          817         -
    Changes in cash and equivalents due to:
      Receivables and accrued interest                            (2,121)     (1,164)
      Inventories                                               (163,630)      3,985
      Deferred income taxes                                        1,804      (2,575)
      Other, net                                                   1,086       8,273
      Accounts payable and accrued expenses                       15,808      15,857
                                                               ---------    --------
  Net cash provided by (used in) operating activities by
   continuing operations                                        (119,356)     39,377
                                                               ---------    --------
Cash Flows From Investing Activities:
  Net cash paid for acquisitions                                 (58,635)    (65,842)
  Net additions to property and equipment                         (1,130)     (1,623)
  Investments in and advances to unconsolidated joint ventures    (4,076)    (22,994)
  Sales (purchases) of investment securities                         -         5,329
  Proceeds from the sale of discontinued operations                1,087         -
                                                               ---------    --------
  Net cash provided by (used in) investing activities            (62,754)    (85,130)
                                                               ---------    --------
Cash Flows From Financing Activities:
  Net proceeds from (payments on) bank credit facility           159,750     (24,100)
  Net proceeds from the issuance of 8 1/2% senior notes              -        96,931
  Net proceeds from the issuance of 8% senior notes               97,571         -
  Payments on senior notes and trust deed notes payable          (72,776)    (25,308)
  Dividends paid                                                  (3,567)     (2,948)
  Repurchase of common shares                                        -        (2,124)
  Proceeds from the exercise of stock options                        764       1,222
                                                               ---------    --------
  Net cash provided by (used in) financing activities            181,742      43,673
                                                               ---------    --------
  Net cash provided by (used in) discontinued operations          (4,653)     34,235
                                                               ---------    --------
  Net increase (decrease) in cash and equivalents                 (5,021)     32,155
  Cash and equivalents at beginning of period                     53,337      16,234
                                                               ---------    --------
  Cash and equivalents at end of period                        $  48,316    $ 48,389
                                                               =========    ========
Summary of Cash Balances:
  Continuing operations                                        $   8,013    $  3,173
  Discontinued operations                                         40,303      45,216
                                                               ---------    --------
                                                               $  48,316    $ 48,389
                                                               =========    ========

                The accompanying notes are an integral part of
                   these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                            (Dollars in thousands)
                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest - continuing operations                          $17,347   $13,621
    Income taxes                                               11,240     3,883

Supplemental Disclosures of Noncash Activities:
  Trust deed note receivable issued in connection with the
   sale of land                                               $10,253   $   -
  Land acquisitions financed by purchase money trust deeds      1,161     8,014
  Expenses capitalized in connection with the issuance of
   the 8 1/2% senior notes due 2007                               -       2,375
  Expenses capitalized in connection with the issuance of
   the 8% senior notes due 2008                                 1,750       -
  Income tax benefit credited in connection with shares of
   common stock issued pursuant to stock options exercised        609       397

                The accompanying notes are an integral part of
                   these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
(Dollar amounts presented in tables are in thousands, except per share amounts)


1.  Basis of Presentation
    ---------------------

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the periods presented.

2.  Capitalization of Interest
    --------------------------

The following is a summary of interest capitalized and expensed related to real estate inventories for the nine-month and three-month periods ended September 30, 1998 and 1997:

                                            Nine Months Ended Three Months Ended
                                              September 30,      September 30,
                                            ----------------- ------------------
                                              1998      1997    1998      1997
                                            --------  ------- --------  --------
Total interest incurred during the period    $19,719  $12,362  $7,165    $4,247
Less: Interest capitalized as a cost of
  real estate under development               18,815    8,406   6,849     3,138
                                             -------  -------  ------    ------
Interest expense                             $   904  $ 3,956  $  316    $1,109
                                             =======  =======  ======    ======
Interest previously capitalized as a
  cost of real estate under development,
  included in cost of sales                  $15,330  $17,321  $5,866    $7,131
                                             =======  =======  ======    ======

Capitalized interest in ending inventories   $17,197  $16,227
                                             =======  =======

3.  Recent Accounting Pronouncements
    --------------------------------

The Company is required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
131) no later than the fourth quarter of this year. As this is a footnote disclosure requirement only, there should be no impact on the consolidated financial position and results of operations.

4.  Reclassifications
    -----------------

Certain reclassifications have been made to the 1997 financial statements to conform with current period presentation.

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

                                          For the Three Months Ended September 30,
                                   ------------------------------------------------------
                                              1998                        1997
                                   --------------------------  --------------------------
                                   Income     Shares     EPS   Income     Shares     EPS
                                   -------  ----------  -----  -------  ----------  -----
Basic Net Income Per Share:
  Income available to common
    stockholders before
    discontinued operations
    and extraordinary charge       $11,512  29,767,204  $0.39  $ 6,874  29,508,917  $0.24
Effect of dilutive stock options         -     341,579               -     326,278
                                   -------------------         -------------------
Diluted net income per share
  from continuing operations
  and before extraordinary charge  $11,512  30,108,783  $0.38  $ 6,874  29,835,195  $0.23
                                   ==========================  ==========================

                                           For the Nine Months Ended September 30,
                                   ------------------------------------------------------
                                              1998                        1997
                                   --------------------------  --------------------------
                                   Income     Shares     EPS   Income     Shares     EPS
                                   -------  ----------  -----  -------  ----------  -----
Basic Net Income Per Share:
  Income available to common
    stockholders before
    discontinued operations
    and extraordinary charge       $26,525  29,730,912  $0.89  $14,596  29,476,413  $0.49
Effect of dilutive stock options         -     334,489               -     273,222
                                   -------------------         -------------------
Diluted net income per share
  from continuing operations
  and before extraordinary charge  $26,525  30,065,401  $0.88  $14,596  29,749,635  $0.49
                                   ==========================  ==========================

6.  Acquisition
    -----------

On August 31, 1998, the Company acquired a portion of the assets of UDC Home's ("UDC") Phoenix, Arizona single-family homebuilding operation for approximately $59 million in cash. The acquisition was financed under the Company's unsecured revolving credit facility. With this acquisition, the Company purchased or assumed the rights to acquire over 2,000 single-family lots located in 13 communities in the Phoenix Metropolitan area, of which seven communities were active subdivisions at the close of the transaction. In addition, the acquisition included UDC's senior management team.

The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition and are included in the accompanying consolidated condensed balance sheets. In addition, the excess of the purchase price over the estimated fair value of net assets acquired totaled $12 million, which has been recorded as excess of cost over net assets acquired in the accompanying consolidated condensed balance sheets and is being amortized on a straight-line basis over 12 years.

7.  10 1/2% Senior Notes due 2000
    -----------------------------

On September 30, 1998, the Company completed its tender offer and consent solicitation for a portion of its 10 1/2% Senior Notes due 2000. In connection with the tender offer, the Company repurchased and retired approximately $31.5 million of its 10 1/2% Senior Notes. With the successful completion of the consent solicitation, certain restrictive financial covenants have been modified or eliminated under the Indenture. Also, in May 1998, the Company repurchased and retired approximately $7.7 million of its 10 1/2% Senior Notes due 2000 through a series of open market purchases. In aggregate, the Company incurred an after tax extraordinary charge for the early extinguishment of debt, including transaction costs, of approximately $1.1 million and $1.3 million for the three-month and nine-month periods ended September 30, 1998, respectively. Accordingly, these transactions have been accounted for as an extraordinary charge, net of income taxes, in the accompanying consolidated condensed statements of income.

8.  Discontinued Operations
    -----------------------

In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Plan") for the Company's savings and loan subsidiary ("Savings"). Pursuant to the Plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. In August 1998, the Company entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The definitive agreement is subject to a number of conditions including approval of the transaction by the Office of Thrift Supervision ("OTS"). As a result, Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated condensed financial statements. Management currently estimates that both the disposition of Savings under the Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company.

Additionally, the discontinued operations in 1997 include the Company's former office furniture subsidiary, Panel Concepts, Inc. ("Panel"), which was sold in December 1997. The assets and liabilities of Savings and Panel have been classified in the accompanying consolidated condensed balance sheets as "Net assets of discontinued operations" for the respective periods presented.

Interest income and product sales from these discontinued operations aggregated $2,543,000 and $25,866,000 for the nine-month periods ended September 30, 1998 and 1997, respectively, and $844,000 and $7,637,000 for the three-month periods ended September 30, 1998 and 1997, respectively.

The components of net assets of discontinued operations included in the accompanying consolidated condensed balance sheets as of September 30, 1998 and December 31, 1997 are as follows:

                                                    September 30,  December 31,
                                                        1998           1997
                                                    -------------  ------------
                                                      (Dollars in thousands)
Assets:
Cash and equivalents                                   $40,303        $44,956
Investment securities available for sale                16,217         22,559
Mortgage notes receivable and accrued interest, net        301            317
Property and equipment, net of accumulated
  depreciation and amortization of $518 and $598,
  respectively                                              71             98
Deferred income taxes                                      158          1,273
Investment in FHLB stock                                 8,841          8,465
Other assets                                                97            108
                                                       -------        -------
    Total assets--discontinued operations              $65,988        $77,776
                                                       -------        -------
Liabilities:
Savings accounts                                       $51,360        $50,230
FHLB advances                                            5,000         18,000
Accounts payable and accrued expenses                    1,524            819
                                                       -------        -------
    Total liabilities--discontinued operations          57,884         69,049
                                                       -------        -------
Net assets of discontinued operations                  $ 8,104        $ 8,727
                                                       =======        =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

A comparative summary of homebuilding operating results for the nine-month and three-month periods ended September 30, 1998 and 1997 is as follows (dollar amounts in thousands):

                                                         Nine Months Ended    Three Months Ended
                                                           September 30,         September 30,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
Revenues                                                $444,182   $429,030   $194,130   $177,150
Cost of sales                                            361,470    364,775    158,290    149,572
                                                        --------   --------   --------   --------
    Gross margin                                          82,712     64,255     35,840     27,578
                                                        --------   --------   --------   --------
    Gross margin percentage                                 18.6%      15.0%      18.5%      15.6%
                                                        --------   --------   --------   --------
Selling, general and administrative expenses              37,339     38,869     15,475     16,158
Income from unconsolidated joint ventures                  1,725      2,665         50      1,148
Interest expense                                             904      3,956        316      1,109
Amortization of excess of cost over net assets acquired      817          -        328          -
Other income (expense)                                       (62)       664       (122)       201
                                                        --------   --------   --------   --------
Income from continuing operations before income taxes
  and extraordinary charge                              $ 45,315   $ 24,759   $ 19,649   $ 11,660
                                                        ========   ========   ========   ========

A summary of key homebuilding operating data for the nine-month and three-month periods ended and as of September 30, 1998 and 1997 is as follows (dollar amounts in thousands, except average selling prices):

                                                      Nine Months Ended   Three Months Ended
                                                        September 30,        September 30,
                                                      ------------------  ------------------
                                                        1998      1997      1998      1997
                                                      --------  --------  --------  --------
New Homes Delivered:
    Southern California                                    649       650       304       246
    Northern California                                    330       485       128       216
                                                      --------  --------  --------  --------
        Total California                                   979     1,135       432       462
                                                      --------  --------  --------  --------

    Dallas/Austin                                          214       158        79        50
    Houston                                                123       118        48        45
                                                      --------  --------  --------  --------
        Total Texas                                        337       276       127        95
                                                      --------  --------  --------  --------

    Phoenix                                                 37         -        37         -
                                                      --------  --------  --------  --------

    Consolidated total                                   1,353     1,411       596       557
    Unconsolidated joint ventures (California)              35        46         1        17
                                                      --------  --------  --------  --------
        Total                                            1,388     1,457       597       574
                                                      ========  ========  ========  ========

Average Selling Price:
    California deliveries (excluding joint ventures)  $368,203  $328,610  $368,207  $341,048
    Texas deliveries                                  $215,016  $190,551  $215,157  $186,567
    Arizona deliveries                                $179,611  $      -  $179,611  $      -
    Combined (excluding joint ventures)               $324,891  $301,605  $323,886  $314,700
    Combined (including joint ventures)               $325,013  $303,923  $323,962  $318,565

                                                 Nine Months Ended    Three Months Ended
                                                 September 30, 1998   September 30, 1998
                                                -------------------   -------------------
                                                  1998       1997       1998       1997
                                                --------   --------   --------   --------
Net New Orders:
    Southern California                            1,103        702        242        230
    Northern California                              455        522        152        114
                                                --------   --------   --------   --------
        Total California                           1,558      1,224        394        344
                                                --------   --------   --------   --------

    Dallas/Austin                                    246        168         70         64
    Houston                                          127        146         31         51
                                                --------   --------   --------   --------
        Total Texas                                  373        314        101        115
                                                --------   --------   --------   --------

    Phoenix                                           46          -         46          -
                                                --------   --------   --------   --------

    Consolidated total                             1,977      1,538        541        459
    Unconsolidated joint ventures (California)        10         53          2         21
                                                --------   --------   --------   --------
        Total                                      1,987      1,591        543        480
                                                ========   ========   ========   ========

                                                As of September 30,
                                                -------------------
                                                  1998       1997
                                                --------   --------
Backlog (in units):
    Southern California                              724        249
    Northern California                              276        224
                                                --------   --------
        Total California                           1,000        473
                                                --------   --------

    Dallas/Austin                                     98         72
    Houston                                           56         57
                                                --------   --------
        Total Texas                                  154        129
                                                --------   --------

    Phoenix                                          400          -
                                                --------   --------

    Consolidated total                             1,554        602
    Unconsolidated joint ventures (California)         2         31
                                                --------   --------
        Total backlog (in units)                   1,556        633
                                                ========   ========

Backlog at Quarter End (in dollars)             $500,937   $210,242
                                                ========   ========

Active Selling Communities at Quarter End:
    California                                        34         24
    Texas                                             18         18
    Arizona                                            8          -
    Joint ventures (California)                        1          3
                                                --------   --------
        Total                                         61         45
                                                ========   ========

Building Sites Owned or Controlled:
    California                                     8,981      6,962
    Texas                                          2,010      1,701
    Arizona                                        2,243          -
                                                --------   --------
        Total                                     13,234      8,663
                                                ========   ========

Income from continuing operations before an extraordinary charge for the quarter ended September 30, 1998 increased 68 percent to $11,512,000, or $0.38 per diluted share, compared to $6,874,000, or $0.23 per diluted share for the year earlier period. For the nine-month period ended September 30, 1998, income from continuing operations before an extraordinary charge increased 82 percent to $26,525,000, or $0.88 per diluted share, from $14,596,000, or $0.49 per diluted share for the year earlier period. The significant increase in earnings was fueled primarily by continued improvement in homebuilding gross margins for both the three-month and nine-month periods ended September 30, 1998, while increased deliveries also contributed to additional earnings growth in the third quarter of 1998. This performance reflects the strong California housing market in the first three quarters of 1998 and the Company's inventory of well located lots throughout the state.

Homebuilding revenues for the 1998 third quarter increased 10 percent to $194.1 million over the year earlier period, a new third quarter high. Deliveries of 597 new homes (including one from the Company's unconsolidated joint venture), also a third quarter high, increased 22 percent from 490 new home deliveries (including 17 deliveries from the Company's unconsolidated joint ventures) in the 1997 third quarter. For the nine-month period ended September 30, 1998 homebuilding revenues increased 4 percent to $444.2 million compared to $429.0 million in the year earlier period despite a 5 percent decline in new home deliveries from 1,457 (including 46 new homes from the Company's unconsolidated joint ventures) in 1997 to 1,388 new homes (including 35 new homes from the
Company's unconsolidated joint venture) for the same period in 1998.   The rise
in homebuilding revenues from the prior year third quarter was the result of $12.3 million attributable to an increase in the number of new homes delivered coupled with a $5.5 million increase as a result of a 3 percent increase in the average selling price of new homes delivered. The $15.2 million increase in homebuilding revenues for the nine-month period ended September 30, 1998 resulted primarily from a $31.5 million increase in average selling price of new homes delivered, which was partially offset by a $17.5 million reduction in revenues due to a decline in the number of new homes delivered. Excluding Arizona new home deliveries, revenues and deliveries increased 6 percent and 14 percent, respectively, for the 1998 third quarter over the year earlier period. The decline in new home deliveries for the nine-month period ended September 30, 1998 compared to the same period in 1997 was attributable to the anticipated reduction in the number of new homes available for delivery due to the timing of new project openings in the first half of 1998, as well as construction delays experienced in the first quarter of 1998 due to inclement weather conditions.

The average selling price of new homes delivered rose to $323,886 and $324,891 for the three-month and nine-month periods ended September 30, 1998, respectively, compared to $314,700 and $301,605 for the same periods in 1997. The rise in the average selling price of new homes of 3 percent and 8 percent for the third quarter and nine months ended September 30, 1998, respectively, over the comparable 1997 periods was primarily attributable to the strong move-up market in California and the Company's emphasis on higher-end product.

The average cost of new homes delivered declined by less than 1 percent in the 1998 third quarter compared to the same period in 1997 which was the result of delivering 37 new homes from the recently acquired Arizona division, which delivers homes at a significantly lower average cost per unit than in California and Texas. Excluding Arizona deliveries, the average cost of new homes delivered increased 2 percent from the 1997 third quarter. For the nine-month period ended September 30, 1998, the average cost of new homes delivered rose 3 percent from the year earlier period. These increases were the result of a greater proportion of higher-end product delivered in 1998 versus 1997.

The homebuilding gross margin percentage increased 290 basis points to 18.5 percent for the third quarter of 1998 compared to 15.6 percent for the 1997 third quarter. For the nine-month period ended September 30, 1998, the homebuilding gross margin percentage improved 360 basis points to 18.6 percent compared to 15.0 percent for the year earlier period. The improvements in the gross margin percentage reflect the strong California housing market in the first three quarters of 1998 and the Company's ability to raise its home prices.

Selling, general and administrative expenses as a percentage of revenues for the three-month and nine-month periods ended September 30, 1998 were 8.0 percent and
8.4 percent, respectively, compared to 9.1 percent for the same periods in the prior year. The decrease in 1998 over the corresponding periods in 1997 was primarily the result of a reduction in selling costs as a percentage of revenues due to the improved housing market in California and the benefit of higher revenues on a base of semi-fixed general and administrative costs.

Interest expense for the three-month and nine-month periods ended September 30, 1998 declined approximately $793,000 and $3.1 million, respectively, to $316,000 and $904,000 over the year earlier periods. The decrease in the amount of interest expensed in 1998 over the prior year periods was the result of capitalizing more interest to inventory as a result of an increase in projects under development in 1998 as compared to the year earlier periods.

Amortization of excess of cost over net assets acquired relates to the September 30, 1997 acquisition of Duc Development Company, a privately held northern California homebuilder, and the recently completed acquisition of a portion of UDC Homes' Phoenix, Arizona single-family operation on August 31, 1998. The excess of cost over net assets acquired is being amortized over seven and 12 year periods, respectively.

Net income for the third quarter including discontinued operations and the extraordinary charge increased 43 percent to $10,370,000, or $0.34 per diluted share, compared to $7,241,000, or $0.24 per diluted share for the 1997 third quarter. Net income for the nine months ended September 30, 1998 including discontinued operations and the extraordinary charge increased 62 percent to $25,054,000, or $0.83 per diluted share, versus $15,425,000, or $0.52 per diluted share for the year earlier period. The discontinued operations in 1998 reflect the Company's savings and loan subsidiary, which is pending disposition pursuant to a definitive sale agreement executed in August, 1998. The discontinued operations in 1997 also include the Company's former office furniture subsidiary which was sold at the end of 1997. Management currently does not anticipate a significant gain or loss from the operations or disposition of the thrift.

On August 31, 1998, the Company acquired certain assets of UDC Homes' Phoenix, Arizona single-family operation for approximately $59 million in cash. The acquisition was financed under the Company's unsecured revolving credit facility and has been accounted for under the purchase method of accounting. In connection with this acquisition, the Company purchased or assumed the rights to acquire over 2,000 single-family lots located in 13 communities in the Phoenix Metropolitan area, of which seven communities were active subdivisions at the close of the transaction.

Although the Company's net new home orders in California slowed somewhat in September, the Company generated a record number of net new orders for the 1998 third quarter which, at 543 homes, represents a 13 percent increase over a previous record 1997 third quarter total. Excluding the Arizona orders in the 1998 third quarter, net new home orders would have been 4 percent higher than the prior year period. The Company enters the fourth quarter with a backlog of 1,556 presold homes, which represents approximately $500.9 million in revenues, up 138 percent over the total backlog value entering last year's fourth quarter. The September 30, 1998 backlog includes 400 presold homes, with an estimated sales value of $63 million, from the Company's Arizona operation. Excluding the Arizona backlog, the dollar value of presold homes at the end of the third quarter would have been 108 percent higher than the prior year total. The Company is expecting to open approximately 56 new home communities during the next twelve months.

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

In February 1998, the Company issued $100 million of 8% Senior Notes due February 15, 2008 (the "8% Senior Notes"). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent. These notes are senior unsecured obligations of the Company and rank pari passu with the Company's other existing senior unsecured indebtedness. The 8% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets. The 8% Senior Notes are redeemable at the option of the Company, in whole or in part, commencing February 15, 2003 at 104 percent of par, with the call price reducing ratably to par on February 15, 2006. Net proceeds to the Company after offering expenses were approximately $97.3 million. Approximately $54.3 million of the net proceeds were used to repay the indebtedness outstanding under the revolving credit facility on the date of closing (February 10, 1998), with the balance of the net proceeds used (i) to fund the $20 million sinking fund payment on March 1, 1998 on the Company's 10 1/2% Senior Notes, (ii) to repay an $11.2 million trust deed note payable in April of 1998 and (iii) for general corporate purposes.

Borrowings outstanding under the Company's unsecured revolving credit facility (the "Revolving Credit Facility") totaled $178.8 million at September 30, 1998 versus $19.0 million at December 31, 1997. In July 1998, the Company and its bank group amended the Revolving Credit Facility to, among other things, increase the commitment to $400 million and reduce the cost of borrowings and other fees. The Revolving Credit Facility has a current maturity date of July 31, 2002.

The Company made its second $20 million sinking fund payment on its 10 1/2% Senior Notes on March 1, 1998. In May 1998, the Company repurchased, and simultaneously retired, approximately $7.7 million of its 10 1/2% Senior Notes through open market purchases. On September 30, 1998, the Company repurchased and retired approximately $31.5 million of its 10 1/2% Senior Notes in connection with its tender offer and consent solicitation. In connection with the successful completion of the consent solicitation, certain restrictive financial covenants have been modified or eliminated under the Indenture. Together with open market purchases and the tender offer, the Company incurred an after tax extraordinary charge for the early extinguishment of debt, including transaction costs, aggregating approximately $1.1 million and $1.3 million for the three-month and nine-month periods ended September 30, 1998, respectively. As of September 30, 1998, approximately $19.6 million of the 10 1/2% Senior Notes remained outstanding.

To finance land purchases, the Company may utilize, among its other sources, purchase money mortgage financing of which approximately $6.1 million was outstanding for this purpose as of September 30, 1998 compared to $17.2 million as of December 31, 1997.

Additionally, the Company has utilized joint venture structures whereby these joint ventures have obtained secured construction financing. This type of structure minimizes the use of funds from the Company's Revolving Credit Facility and other financing sources. The Company plans to continue using this type of arrangement to finance the development of properties as opportunities arise.

The Company did not repurchase any shares of its common stock during the nine-month period ended September 30, 1998 related to the previously announced common stock repurchase program. However, in response to the recent market decline in equity valuations, including the price of the Company's common stock, the Company purchased 129,300 shares of its common stock in October 1998 for approximately $1.2 million. Since the inception of the Company's stock buyback plan, the Company has repurchased an aggregate of 1,415,050 shares of its common stock for approximately $9.5 million, leaving a balance of approximately $10.5 million available under the repurchase program.

On October 28, 1998, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share of common stock. The Board of Directors decided to increase the cash dividend by 25 percent as a result of continued growth in the Company's operating results. The dividend will be payable on November 24, 1998 to shareholders of record on November 10, 1998.

For the nine months ended September 30, 1998, the Company has issued 129,999 shares of common stock pursuant to the exercise of employee stock options for aggregate proceeds of approximately $764,000.

The Company recently filed, and had declared effective by the Securities and Exchange Commission, a $300 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the Company to issue, from time to time, up to an aggregate of $300 million of its common stock, preferred stock, debt securities and warrants as market conditions permit.

Year 2000 Issue
---------------

The "Year 2000 issue" is a general term used to describe the problems which may arise from the inability of many existing computer systems to properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or miscalculate the data being processed.

The Company utilizes a number of computer information systems in conjunction with its homebuilding and mortgage banking operations. The Company's California divisions recently completed their computer software conversion to a JD Edwards applications system ("JD Edwards Conversion") that is Year 2000 compliant. This software application addresses the operating needs of the purchasing, contract management, accounts payable and accounting functions within the homebuilding segment. The Arizona homebuilding operation is already utilizing a year 2000 compliant version of the JD Edwards software package. The Texas operations are currently operating their homebuilding and accounting systems on a separate year 2000 compliant software application. With respect to the Company's mortgage banking operations, a service bureau is being utilized by Family Lending Services, Inc. for its application systems, and the service bureau has advised the Company that the systems are year 2000 compliant. The financial institution partner in the Company's mortgage banking joint venture has advised the Company that the joint venture's computer information systems will be year 2000 compliant by year-end 1998.

In connection with the JD Edwards Conversion, the Company also upgraded its hardware, including but not limited to, procuring a new AS400 mid-range computer, installing a Company-wide computer area network, and making numerous upgrades to various personal computer operating systems. As a result, management believes that all of the Company's computer hardware, including personal computer operating systems and peripheral equipment, is also year 2000 compliant.

In addition, the Company has evaluated, or is in the process of assessing, all other non-information technology internal office systems. The Company anticipates that this assessment will be completed by the middle of 1999.

The Company is in the process of surveying its significant vendors, subcontractors, suppliers and financial institutions to assess their state of readiness for the Year 2000. Third parties significant to the Company's operations include the Company's bank group, escrow and title companies, subcontractors and suppliers, and a third-party payroll service. Responses and non-responses will be reviewed over the next few quarters, with this part of the Company's Year 2000 evaluation anticipated to be completed by the middle of 1999. The Company cannot currently determine to what extent the Year 2000 issue will affect these third parties and, consequently, the Company.

The Company has engaged a third party to review the Company's computer operating systems with respect to the Year 2000 issue as well as the Company's Year 2000 plan. The Company currently does not have a Year 2000 contingency plan. However, it will be developing a plan which is anticipated to be complete by the middle of 1999.

The Company proceeded with the JD Edwards Conversion and network upgrade as part of its normal course of business as there was a need to upgrade the existing information systems irrespective of the Year 2000 issue. Including the cost of the JD Edwards Conversion and network upgrade, management estimates that the Company has expended approximately $1.2 million on addressing Year 2000 issues to date and estimates that it will incur approximately an additional $500,000 in such costs.

At present, management does not believe the Year 2000 issue will have a material adverse effect on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 issue will not adversely affect the Company and its business.

                 STATEMENT REGARDING FORWARD LOOKING DISCLOSURE


This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding the following: the expected opening of 56 new home communities during the next twelve months; the homebuilding segment's backlog of homes; the sufficiency of cash available from internally generated funds, outside borrowings and the public debt and equity markets to finance the Company's current working capital requirements and other needs; the expected gain or loss resulting from the operation of Savings prior to sale and from the sale of Savings; the Year 2000 compliance of the Company's computer systems and non-information technology internal office systems; the time periods within which the Company's contingency plan, assessment of non-information systems, and evaluation of third-party compliance will be completed; estimated additional costs of Year 2000 compliance and the expected impact of the Year 2000 issue on the Company. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: change in the demand for new homes attributable to the cyclical and competitive nature of the homebuilding business; changes in general economic conditions, including further adverse developments in Asian economies and financial markets; changes in consumer confidence; adverse local market conditions; uncertainty in or changes in the continued availability of suitable undeveloped land at reasonable prices; existing and changing governmental regulations, including regulations concerning environmental matters, the permitting process for home construction, and mortgage banking; increases in prevailing interest rates; the level of real estate taxes and energy costs; the cost and availability of materials and labor; the availability of construction financing and home mortgage financing attractive to the purchasers of homes; the availability of financing to homebuilders; inclement weather and other natural disasters; the Year 2000 compliance of third parties, such as governmental authorities, the Company's bank group, vendors and subcontractors; inaccuracies in the representations made to the Company by third parties with respect to the Year 2000 compliance of the Company's computer and other office systems. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:  November 12, 1998                By:  \s\ Arthur E. Svendsen
                                              ----------------------------
                                              Arthur E. Svendsen
                                              Chairman of the Board and
                                              Chief Executive Officer


Dated:    November 12, 1998              By:  \s\ Andrew H. Parnes
                                              ----------------------------
                                              Andrew H. Parnes
                                              Vice President of Finance,
                                              Treasurer and Principal Financial
                                              and Accounting Officer

                           PART II OTHER INFORMATION


Item 1.  Legal proceedings
               None

Item 2.  Change in Securities and Use of Proceeds.
               The Company and United States Trust Company of New York, a company organized under the laws of the State of New York (the "Trustee"), are parties to an Indenture dated as of April 1, 1992 (the "Indenture"). Pursuant to an Officer's Certificate dated March 5, 1993 (the "Series Supplement"), and in accordance with the terms of the Indenture, the Company established and issued a series of Securities denominated the "10 1/2% Senior Notes due 2000" (the "Securities").

               Pursuant to the terms of the Indenture, the Company and the Trustee entered in a First Supplemental Indenture dated as of September 15, 1998 (the "First Supplemental Indenture"). The First Supplemental Indenture became effective on September 30, 1998.

               The general effect of the First Supplemental Indenture was to delete certain financial and negative convenants from the terms of the Series Supplement. Under the terms of the First Supplemental Indenture, the following Sections of the Series Supplement were deleted in their entirety: Section 3(l)(i) (Maintenance of Consolidated Net Worth), Section 3(l)(ii) (Limitation on Additional Indebtedness), Section 3(l)(iii) (Limitation on Liens), Section 3(l)(iv) (Limitation on Restricted Payments) and Section 3(l)(v) (Limitation on Asset Sales). The First Supplemental Indenture also renumbered certain Sections and amended or deleted various covenants, definitions and related provisions of the Indenture, the Series Supplement and the Securities to make certain other changes consistent with the foregoing.

Item 3.  Default upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               In connection with the execution and delivery of the First Supplemental Indenture referenced in Item 2, above, the Company sought the consent of the holders of the Securities pursuant to a tender offer and consent solicitation. Of the $51,108,000 in principal amount of Securities outstanding at the time of the consent solicitation, the holders of $30,487,000 in principal amount of Securities consented to the proposed amendments set forth in the First Supplemental Indenture.

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits
                4. First Supplemental Indenture, dated as of September 15, 1998, between the Company and United States Trust Company of New York, as trustee, relating to the Company's 10 1/2% Senior Notes due 2000.

               10. Asset Purchase Agreement, dated August 13, 1998, by and among UDC Homes, Inc., UDC Homes Construction, Inc., Shea Homes Limited Partnership, Standard Pacific of Arizona, Inc., Standard Pacific Construction, Inc, and Standard Pacific Corp, incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated August 28, 1998.

               27.  Financial Data Schedule.

          (b)  Current Reports on Form 8-K

               (i) Form 8-K dated August 28, 1998 reporting (i) the acquisition of a portion of UDC Homes, Inc.'s Arizona single-family homebuilding operations, (ii) the Company's execution of a definitive agreement to sell the Company's savings and loan subsidiary, Standard Pacific Savings, F.A. and (iii) the Company's cash tender offer for all of its outstanding 10 1/2% Senior Notes due 2000.
               (ii) Form 8-K dated September 30, 1998 reporting that the Company had successfully completed its tender offer and consent solicitation for its outstanding 10 1/2% Senior Notes due 2000.