Form 10-K
period 1998-12-31
STANDARD PACIFIC CORP /DE/
filed 1999-03-26
CIK 878560

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

   For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (No Fee Required)


  For the transition period from            N/A           to
                                 ---------------------       ------------------

  Commission file number 1-10959

                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

               Delaware                              33-0475989
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

       1565 W. MacArthur Blvd.,                         92626
        Costa Mesa, California                       (Zip Code)
    (Address of principal executive
               offices)

Registrant's telephone number, including area code (714) 668-4300

   Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
                                                     registered

     Common Stock, $.01 par value            New York Stock Exchange and
    (and accompanying Preferred Share          Pacific Stock Exchange
             Purchase Rights)
     10 1/2% Senior Notes Due 2000             New York Stock Exchange
     8 1/2% Senior Notes Due 2007              New York Stock Exchange


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   As of March 1, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was $314,126,811.

Documents incorporated by reference:

   Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

   As of March 1, 1999, there were 29,637,480 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             STANDARD PACIFIC CORP.

                                     PART I

ITEM 1. BUSINESS

   We operate primarily as a geographically diversified builder of single-family homes for use as primary residences. We have operations throughout the major metropolitan markets in California, Texas and Arizona. For the year ended December 31, 1998, approximately 72%, 20% and 8% of our home deliveries (including unconsolidated joint ventures) were in California, Texas and Arizona, respectively.

   We also offer mortgage loans to our home buyers and others through a mortgage banking subsidiary and a joint venture with a leading financial institution. For business segment financial data, see our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

   Standard Pacific Corp. was incorporated in the State of Delaware in 1991. Through our predecessors, we commenced our homebuilding operations in 1966 with a single tract of land in Orange County, California. Unless the context otherwise requires, the terms "we," "us" and "our" refer to Standard Pacific Corp. and its predecessors and subsidiaries.

Strategy

   We believe that our long history of building high quality homes and our conservative operating strategy have enabled us to successfully weather cyclical downturns and position us to capitalize on future market opportunities. The main elements of our strategy include:

   Focus on Broad Move-Up Market. We concentrate on the construction of single-family homes for use as primary residences by move-up buyers. We believe that the market for primary residences is more resistant to economic downturns than the market for second or vacation homes. The average selling price of our homes for the year ended December 31, 1998 was approximately $330,000. Currently, we expect to concentrate our efforts on acquiring land that is suitable for the construction and sale of homes generally in the price range of $150,000 to $500,000, which represents a broad market segment in our market areas. We also construct and sell homes in the $500,000 to $1,000,000 price range in certain of our California markets.

   Reputation for High Quality, Single-Family Homes. We believe that we have an established reputation for providing high quality homes. We pride ourselves on our ability to design unique and attractive homes and provide our customer with a wide selection of options. We believe that our long history of providing high quality homes has resulted in many repeat buyers and word-of-mouth sales.

   Conservative Operating Strategy. We customarily acquire unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 300 homes in increments of 10 to 30 homes. We generally purchase entitled land only when we project commencement of construction within a relatively short time period. The number of homes built in the first increment of a project is based upon internal market studies. The timing and size of subsequent increments depend to a large extent upon sales rates experienced in the earlier increments. By developing projects in increments, we have been able to respond to local market conditions and control the number of our completed and unsold homes. Additionally, an increasing percentage of our lots are controlled through joint ventures. We use joint ventures for certain land development projects that have long lead times or are of significant size requiring substantial capital investments.

   Strong Land Position. We have been operating in California for over 30 years and have an established reputation with land owners. We believe that our long standing relationships with land owners and developers give us a competitive edge in securing quality land positions at competitive prices in California. We are also continuing to build our reputation and relationships in Texas and Arizona. In order to ensure an adequate supply of land for future homebuilding activities, we generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years. We believe that our 13,869 owned or controlled building sites at December 31, 1998, in addition to any land sites for which we may enter into negotiations, will be sufficient for our operations over this period.

   Geographic Diversification. We have focused our California homebuilding activities in Orange, Los Angeles, Riverside, San Bernardino, San Diego and Ventura Counties in southern California, and in the San Francisco Bay area of northern California. In Texas, we have projects in the Dallas, Houston and Austin markets. In the third quarter of 1998, we expanded into the Phoenix, Arizona market with the acquisition of a portion of the homebuilding operations of an established builder. Our strategy of diversifying among different geographic areas has enabled us to reduce the impact of adverse local economic conditions. Additionally, we believe that we have significant opportunities to expand in our existing markets and enter new geographic markets.

   Control of Overhead and Operating Expenses. Throughout our history, we have sought to minimize overhead expenses in order to be more flexible in responding to the cyclical nature of our business. We strive to control our overhead costs by centralizing certain of our administrative functions and by limiting the number of middle level management positions.

   Experienced Management and Decentralized Operations. Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Each division is run by a local manager. One of the essential criteria in the selection of a divisional manager is the individual's in-depth familiarity with the geographic areas within which the division operates. The decisions regarding selection of parcels of land for purchase and development are made in conjunction with our corporate officers, and thereafter, each manager conducts the operations of the division relatively autonomously.

Operations

   We currently build homes in California, Texas and Arizona through a total of seven geographic divisions, with 152 projects under development or held for future development at December 31, 1998.

   The table below sets forth selected information for each region in which we operate and for our homebuilding operations as a whole for the periods indicated.

                              Year Ended                           As of
                          December 31, 1998                  December 31, 1998
                          ------------------ --------------------------------------------------
                                                Total     Number
                                                Number      of     Building     Homes
                                    Average  of Projects Projects   Sites       Under
                                      Home    Held for   in Sales  Owned or   Construc- Presold
                            Homes   Selling  Development  Stage   Controlled    tion     Homes
                          Delivered  Price       (1)       (2)       (3)         (4)      (5)
                          --------- -------- ----------- -------- ----------  --------- -------
Southern California(6)..    1,119   $372,015      47        15       3,406        610      377
Northern California.....      516    402,178      36        14       3,047        358      247
Houston.................      177    157,466      12         6         395         71       31
Dallas/Austin...........      288    251,099      21        11       1,714        105       88
Phoenix.................      188    161,649      26         9       2,984        347      368
                            -----   --------     ---       ---      ------      -----    -----
Total Consolidated......    2,288   $329,714     142        55      11,546      1,491    1,111
Unconsolidated Joint
 Ventures-- California..       40   $344,678      10         0       2,323          0        0
                            -----   --------     ---       ---      ------      -----    -----
Totals for and as of the
 year ended December 31,
 1998...................    2,328   $329,972     152        55      13,869(7)   1,491    1,111
                            =====   ========     ===       ===      ======      =====    =====
Totals for and as of the
 year ended December 31,
 1997...................    1,946   $309,239      99        50       9,016(7)     708      566
                            =====   ========     ===       ===      ======      =====    =====

Footnotes appear on next page

--------
(1) The total number of projects held for development as of the end of each period shown includes projects with homes in the sales stage, under construction and projects in various stages of planning.

(2) The number of projects in the sales stage includes projects where the sales office has opened and/or we have begun to enter into sales contracts for the sale of homes.

(3) Includes sites for homes reflected in Homes Under Construction and Presold Homes.

(4)  Includes certain homes reflected in Presold Homes.

(5) For information concerning cancellation rates and contractual arrangements under which homes are presold, see the section "--Marketing and Sales."

(6)  Includes our Orange, San Diego and Ventura County divisions.

(7) Includes as of December 31, 1998, 183 model homes and 136 completed and unsold homes, and as of December 31, 1997, 102 model homes and 116 completed and unsold homes.
--------
   Substantially all of our homes are single-family detached dwellings, although during the past few years up to 10% have been townhouses or condominiums generally attached in varying configurations of two, three, four and six dwelling units.

   Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While they typically range in size from approximately 2,000 to 3,000 square feet and typically include three or four bedrooms, two or three baths, a living room, kitchen, dining room, family room and a two or three-car garage, we also have built single-family attached and detached homes ranging from 1,100 to 5,500 square feet. For the years ended December 31, 1998, 1997 and 1996, the average selling prices of our homes, including sales of the unconsolidated joint ventures, were $329,972, $309,239 and $261,681, respectively.

Land Acquisition, Development and Construction

   In considering the purchase of land for the development of a project, we review such factors as:

  . proximity to existing developed areas;

  . population growth patterns;

  . availability of existing community services, such as water, gas, electricity and sewers;

  . school districts;

  . employment growth rates;

  . the expected absorption rates for new housing;

  . environmental condition of the land;

  . transportation conditions and availability; and

  . the estimated costs of development.

   Generally, if all requisite governmental agency approvals are not in place, we enter into a conditional agreement to purchase a parcel of land, making only a nominal deposit on the property. Our general policy is to complete a purchase of land only when we can reasonably project commencement of construction within a relatively short period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and to our being able to obtain all requisite approvals from governmental agencies within a certain period of time. We customarily acquire unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 300 homes. Construction is then accomplished in smaller sized increments. The number of homes built in the first increment of a project is based upon our internal market studies. The timing and size of subsequent increments depends on the sales rates of earlier increments. Our development work on a project includes obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, sewer and drainage systems, recreational facilities and other improvements.

   We typically use both our equity (internally generated funds) and unsecured financing in the form of bank debt and other unsecured debt to fund land acquisitions. To a lesser extent, we also use purchase money trust deeds to finance the acquisition of land. We also enter into land development joint ventures from time to time, typically for projects that have long lead times or require substantial capital investments. Generally, with the exception of joint ventures, specific project financing is not used.

   We essentially function as a general contractor with our supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning, and subcontractors are employed to perform all of the physical development and construction work on the project. We do not have long-term contractual commitments with any of our subcontractors, consultants or suppliers of materials. However, because of our market presence and long-term relationships, we have generally been able to obtain sufficient materials and commitments from subcontractors and consultants during times of market shortages. These types of agreements are generally entered into on an increment-by-increment or project-by-project basis at a fixed price after competitive bidding. We believe that the low fixed labor expense resulting from conducting our operations in this manner has been instrumental in enabling us to retain the necessary flexibility to react to increases or decreases in demand for housing.

   Although the construction time for our homes varies from project to project depending on the time of year, local labor situations, certain governmental approval processes, availability of materials and supplies and other factors, we can typically complete the construction phase of an increment within one of our projects in approximately four to six months.

Joint Ventures

   We enter into land development and homebuilding joint ventures from time to time as a means of managing our risk profile and expanding our market opportunities. Land development joint ventures are typically entered into with other homebuilders and developers as a method of spreading the financial risks associated with developing larger projects. Homebuilding joint ventures may involve partnering with existing landowners as a means of acquiring desirable properties. For the years ended December 31, 1998, 1997 and 1996, we delivered 40, 67 and 154 homes, respectively, through unconsolidated joint ventures.

   In 1996, our Orange County division entered into a joint venture to develop and deliver approximately 800 homes in Fullerton and Brea, California. During 1998, 1997 and 1996, we delivered 40, 52 and three new homes, respectively, from this unconsolidated joint venture. As of December 31, 1998, we had made investments of approximately $8.3 million in this joint venture.

   In the first half of 1997, our northern California division entered into a joint venture to develop approximately 700 lots and a championship golf course in Gilroy, California. Fifty percent of these lots will be sold to us at cost for the construction and sale of homes. As of December 31, 1998, we had made investments of approximately $11.2 million in this joint venture.

   During 1997, we entered into a joint venture with affiliates of Catellus Development Corporation and Starwood Capital Group L.L.C. to acquire and develop a 3,470-acre masterplanned community located in south Orange County (the "Talega Joint Venture"). The Talega Joint Venture plans to develop and deliver in phases finished lots for up to approximately 4,500 attached and detached homes, develop and operate a championship golf course, and develop certain community amenities and commercial and industrial components. As a one-third participant in this long-term project, we may be required to invest up to $20 million in the project and will receive certain rights of first offer entitling us to purchase at fair market value up to 1,000 finished lots from the joint venture for construction and sale of homes by us. As of January 31, 1999, we did not have any net investment in this joint venture. Additionally, in 1998 we purchased 155 lots from the joint venture on which we will build and sell homes.

   In 1998, our San Diego division entered into a joint venture to develop approximately 700 lots in Riverside County, California. Slightly more than one-half of these lots will be sold to us at cost for the construction and sale of homes. As of December 31, 1998, we had made an investment of approximately
$5.8 million in this joint venture.

Marketing and Sales

   Our homes are generally sold by our own sales personnel. Furnished and landscaped model homes are typically maintained at each project site. Home buyers are afforded the opportunity to select, at additional costs, various optional amenities such as prewiring options, upgraded flooring, cabinets and countertops, varied interior and exterior color schemes, additional appliances and some room configurations. We make extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

   Our homes are typically sold during construction using sales contracts which are usually accompanied by a cash deposit, although some of our homes are sold after completion of construction. For a limited time, purchasers are typically permitted to cancel these contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met.

   During each of the years ended December 31, 1998, 1997 and 1996, we experienced cancellation rates of 25%, 22% and 24%, respectively. Although cancellations can delay our delivery of homes, they have not, during the last few years, had a material negative impact on sales, operations or liquidity. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. Sales are recorded after construction is completed, required down payments are received and title passes. At December 31, 1998, 1997 and 1996, we had an inventory of completed and unsold homes of 136, 116 and 206, respectively.

Financing

   In 1998, we began offering primarily conventional, FHA-insured and VA-guaranteed mortgage loans to some of our southern California homebuyers and others through our new mortgage banking subsidiary, Family Lending Services, Inc. Our goal in 1999 is to expand the scope of Family Lending's operations to serve all of our California operating divisions.

   In 1998, we also began offering primarily conventional, FHA-insured and VA-guaranteed mortgage loans to our Arizona homebuyers through SPH Mortgage, a joint venture with Norwest Mortgage. During 1999 we are expanding this operation into our Texas operating divisions.

   Family Lending sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis, and retains some of the servicing rights. It generally finances its loans held for sale with borrowings under its line of credit (secured by the loans and certain servicing rights) with a third party lender. SPH Mortgage generally sells the loans it originates, on a non-recourse basis and with servicing rights released, to Norwest Mortgage. Both mortgage banking operations seek to manage interest rate risk with respect to loan commitments and loans held for sale by pre-selling loans.

   The principal sources of revenues for these mortgage banking operations are:

  .  fees generated from loan originations;

  .  net gains on the sale of loans;

  .  revenues from the sale of loan servicing rights; and

  . interest income earned on loans during the period they are held prior to sale.

   Family Lending also earns loan servicing fees on loans for which it elects to retain the servicing rights.

   Family Lending and SPH Mortgage are each subject to numerous federal, state and local laws, ordinances, rules and regulations concerning loans to purchasers of homes as well as eligibility requirements for participation in federal loan programs.

Certain Factors Affecting our Operations

   Set forth below are certain matters that may affect us.

   Economic Conditions and Interest Rates Affect Our Industry. The homebuilding industry is highly cyclical. Changes in world, national and local economic conditions affect our business and our markets. In particular, declines in consumer confidence or employment levels in our markets may adversely affect the demand for homes and could in turn harm our operating results. The recent downturn and continued instability in various Asian economies and financial markets could harm the California, Texas and Arizona economies and consumer demand for homes in those states.

   Our customers typically finance their home purchase through lenders providing mortgage financing. Increases in interest rates or decreases in availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs, or the decreased availability of financing, to potential home buyers. Even if some of our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could adversely affect our operating results.

   Additional Capital May Not Be Available to Fund Future Growth. Our operations require significant amounts of cash, and we will be required to seek additional capital, whether from sales of equity or borrowing more money, for the future growth and development of our business. We can give no assurance as to the terms or availability of such additional capital. Moreover, the indentures for our outstanding debt and our revolving credit facility contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may adversely affect our future growth and operating results.

   We Depend on the California Market; Risk of California and Arizona Slow Growth Initiatives. We presently conduct most of our business in California. Home prices in California, including in some of the markets in which we operate, have declined from time to time, particularly as a result of slow economic growth. We cannot be certain that the current economic growth trend in California will continue. If home prices decline in one or more of the markets in which we operate, our results of operations may be adversely affected.

   Several California cities and counties, including some in which we have sold a significant number of homes, have in the past approved, or approved for inclusion on the ballot, various "slow growth" initiatives and other ballot measures which could impact the availability of affordable homes and land within those localities. In addition, in Arizona a state ballot measure was recently proposed (although it did not qualify for the ballot) which would have restricted the ability of homebuilders to build outside of designated, pre-existing urban areas. Introduction and voter approval of such measures could harm our ability to build and sell homes in the affected markets. This in turn could adversely affect our operating results.

   Possible Shortage of Land for Purchase and Development; Inventory
Risks. Our success in developing, building and selling homes depends in part upon the continued availability of suitable undeveloped land at acceptable prices. The availability of undeveloped land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. Should suitable land opportunities become less available, our operating results could be adversely affected.

   Land inventory risk can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

   As a result of the national and California recessions which began in 1990, in the early 1990's we recorded writedowns of approximately $8.8 million on several of our California projects. As a result of continued decline in some of our key markets, particularly San Diego, as well as adoption of a new accounting rule by the Financial Accounting Standards Board that required us to change our method of valuing long-lived assets, at December 31, 1995 we recorded a $46.5 million noncash pretax charge against operations.

   Our Industry is Highly Competitive. The homebuilding industry is highly competitive and fragmented. We compete with numerous other residential construction firms, including large national and regional firms, for customers, undeveloped land, financing, raw materials and skilled labor. We compete on the basis of the location, design, quality and price of, as well as available mortgage financing for, our homes. Some of these firms have substantially greater financial resources than us. We also compete with the resale of existing homes and, in some cases, with rental homes. An oversupply of attractively priced resale or rental homes in our markets could adversely affect our ability to sell homes profitably. Our mortgage lending operations are subject to intense competition from other mortgage lenders, many of which are substantially larger and may have a lower cost of funds.

   Risk of Material and Labor Shortages. The residential construction industry has from time to time experienced serious material and labor shortages, including shortages in insulation, drywall, carpentry work, cement and lumber. These shortages can be more severe during periods of strong demand for housing. Certain of these materials, including lumber and cement in particular, have experienced volatile price swings. Similar shortages and price increases in the future could cause delays in and increase the costs of our home construction which in turn would adversely affect our operating results.

   We Are Subject to Extensive Government Regulation. Our homebuilding operations are subject to environmental, building, worker health and safety, zoning and real estate regulations by various federal, state and local authorities. These regulations, which affect all aspects of the homebuilding process, including development, design, construction and sales, can substantially delay or increase the costs of homebuilding activities. In addition, regulations governing environmental and health matters may prohibit or severely restrict homebuilding activity in environmentally sensitive regions.

   New housing developments, particularly in California, may be subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the prices of our homes, which in turn could adversely affect our operating results.

   During the development process, we must obtain the approval of numerous governmental authorities which regulate matters such as:

  . permitted land uses and levels of density;

  . the installation of utility services, such as water and waste disposal;
    and

  . the dedication of acreage for open space, parks, schools and other community services.

   The approval process can be lengthy and cause significant delays in the development process. In addition, changes in local circumstances or laws may require additional approvals or modifications to approvals previously obtained, which can result in further delays. Such delays in the development process can cause substantial increases to development costs, which in turn could adversely affect our operating results.

   Our mortgage banking operations are subject to numerous federal, state and local laws and regulations concerning loan originations and servicing. Many of these regulatory requirements are designed to protect the interests of consumers. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and claims for monetary damages.

   Risk of Natural Disasters. We are subject to the risks associated with adverse weather conditions and natural disasters which occur in our key markets, including:

  . unusually heavy or prolonged rain;

  . earthquakes;

  . fires; and

  . floods.

   Such conditions can negatively affect our operations in the markets in which they occur. In addition, California has periodically experienced drought conditions which result in water conservation measures and sometimes rationing by municipalities in which we do business. Restrictions by governmental agencies on construction activity as a result of limited water supplies could adversely affect our operating results.

   Risk Relating to the "Year 2000 Issue." We believe our computer information systems are Year 2000 compliant in all material respects. We are in the process of assessing the Year 2000 compliance of our non-information technology internal office systems. We are also in the process of surveying our significant vendors, subcontractors, suppliers and financial institutions to assess the state of their readiness for the Year 2000. We cannot currently determine to what extent the Year 2000 issue will affect our non-information technology office systems or these or other third parties, such as governmental agencies on which we are dependent for zoning, building permits and related matters, or, consequently, our business. Also, we could be materially impacted by widespread economic or financial market disruptions as a result of Year 2000 failure in other parties, industries or countries. While at present we do not believe the Year 2000 issue will have a material adverse effect on our business, we can give you no assurances in this regard.

Employees

   At December 31, 1998, we had approximately 625 employees (excluding employees of discontinued operations).

   During the past five years, we have not directly experienced a work stoppage in our operations caused by labor disputes. Construction of homes in our projects has, from time to time, been delayed due to strikes by certain construction unions against subcontractors retained by us or strikes against suppliers of materials used in the construction of our homes. Such delays have not had a significant adverse effect on our operations. We believe that our relations with our employees and subcontractors are satisfactory.

ITEM 2. PROPERTIES

   In addition to real estate held for development and sale, which is either owned or under option to be purchased by us, we lease approximately 17,000 square feet of office facilities in Costa Mesa, California under leases expiring in 2002 on which our executive office and the offices of the Orange County housing division are located. We also lease and sublease to an unrelated third party an approximately 59,000 square foot manufacturing facility at this location.

   Our other real estate housing divisions occupy leased facilities ranging in size from approximately 2,000 to 14,000 square feet and aggregating a total of approximately 56,000 square feet. These leases expire from 2001 through 2006.

   Family Lending occupies approximately 9,300 square feet of a facility in Newport Beach, California under a lease that expires in February 2005.

   We believe that all of our properties are currently satisfactory for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

   Various claims and actions, considered normal to our business, have been asserted and are pending against us. We believe that such claims and actions should not have a material adverse effect upon our results of operations, financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF THE COMPANY

   Our executive officers' ages, positions, and brief accounts of their business experience, are set forth below.

Name                    Age                            Position
----                    ---                            --------
Arthur E. Svendsen      75  Chairman of the Board and Chief Executive Officer; Director
Stephen J. Scarborough  50  President; Director
Andrew H. Parnes        40  Vice President--Finance, Treasurer and Chief Financial Officer
Clay A. Halvorsen       39  Vice President, General Counsel and Secretary

   Arthur E. Svendsen has served as the Chairman of the Board and Chief Executive Officer since 1961.

   Stephen J. Scarborough has served as a Director since May 1996 and as President since October 1996. Mr. Scarborough served as Executive Vice President from January 1996 until October 1996. Prior to this and since 1981, Mr. Scarborough was President of our Orange County, California residential homebuilding division.

   Andrew H. Parnes was appointed to the position of Vice President--Finance in January 1997. In addition, he has served as our Chief Financial Officer since July 1996 and as our Treasurer since January 1991. From December 1989 until July 1996, Mr. Parnes served as our Controller.

   Clay A. Halvorsen joined us as Vice President, General Counsel and Secretary in January 1998. Previously, from 1985 through December 1997, Mr. Halvorsen practiced with the law firm of Gibson, Dunn & Crutcher LLP, where he became a partner in January 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our shares of common stock are listed on the New York Stock Exchange and Pacific Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the reported high and low closing prices of the common shares as reported on the New York Stock Exchange Composite Tape and the amount of common dividends paid.

                                          Year Ended December 31,
                             --------------------------------------------------
                                       1998                      1997
                             ------------------------- ------------------------
      Quarter Ended           High     Low    Dividend  High     Low   Dividend
      -------------          ------- -------- -------- ------- ------- --------
      March 31.............. $18 7/8 $14 5/8    $.04   $ 8 3/4 $ 5 5/8   $.03
      June 30...............  21      14 3/4     .04    10 1/2   6 3/8    .03
      September 30..........  21      11 9/16    .04    13      10 1/8    .04
      December 31...........  14 7/8   7 7/8     .05    16 1/4   9 3/4    .04

   As of March 1, 1999, the approximate number of record holders of common stock was 1,468.

ITEM 6. SELECTED FINANCIAL DATA

                                                             Year Ended December 31,
                                              ----------------------------------------------------------
                                                 1998        1997        1996      1995(1)       1994
                                              ----------  ----------  ----------  ----------  ----------
                                                 (Dollars in thousands, except per share amounts)
Revenues....................................  $  759,612  $  584,571  $  399,863  $  346,263  $  374,783
                                              ==========  ==========  ==========  ==========  ==========
Income (loss) from continuing operations
 before income taxes and extraordinary
 charge.....................................  $   80,894  $   41,046  $   12,948  $  (37,247) $   11,200
(Provision) benefit for income taxes........     (33,490)    (17,070)     (5,197)     14,890      (4,595)
                                              ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations
 before extraordinary charge................      47,404      23,976       7,751     (22,357)      6,605
Income (loss) from discontinued operations,
 net of income taxes........................        (199)         48         642      (5,006)       (718)
Gain on disposal of discontinued operation,
 net of income taxes........................         --        3,302         --          --          --
Extraordinary charge from early
 extinguishment of debt, net of income
 taxes......................................      (1,328)        --          --          --          --
                                              ----------  ----------  ----------  ----------  ----------
Net income (loss)...........................  $   45,877  $   27,326  $    8,393  $  (27,363) $    5,887
                                              ==========  ==========  ==========  ==========  ==========
Basic Net Income (Loss) Per Share:
Income (loss) per share from continuing
 operations.................................  $     1.59  $     0.82  $     0.26  $    (0.73) $     0.22
Income (loss) per share from discontinued
 operations.................................       (0.01)       0.00        0.02       (0.17)      (0.03)
Gain on disposal of discontinued operation..         --         0.11         --          --          --
Extraordinary charge from early
 extinguishment of debt.....................       (0.04)        --          --          --          --
                                              ----------  ----------  ----------  ----------  ----------
Net income (loss) per share.................  $     1.54  $     0.93  $     0.28  $    (0.90) $     0.19
                                              ==========  ==========  ==========  ==========  ==========
Diluted Net Income (Loss) Per Share:
Income (loss) per share from continuing
 operations.................................  $     1.58  $     0.81  $     0.26  $    (0.73) $     0.22
Income (loss) per share from discontinued
 operations.................................       (0.01)       0.00        0.02       (0.17)      (0.03)
Gain on disposal of discontinued operation..         --         0.11         --          --          --
Extraordinary charge from early
 extinguishment of debt.....................       (0.04)        --          --          --          --
                                              ----------  ----------  ----------  ----------  ----------
Net income (loss) per share.................  $     1.53  $     0.92  $     0.28  $    (0.90) $     0.19
                                              ==========  ==========  ==========  ==========  ==========
Stockholders' equity per share..............  $    10.96  $     9.58  $     8.79  $     8.58  $     9.56
Cash dividends declared per share...........  $     0.17  $     0.14  $     0.12  $     0.12  $     0.12
Weighted average common shares outstanding..  29,714,431  29,504,477  30,000,492  30,488,676  30,616,991
Weighted average common and diluted shares
 outstanding................................  30,050,078  29,807,702  30,011,595  30,488,676  30,674,349
Total assets................................  $  866,362  $  547,665  $  449,114  $  444,603  $  531,768
Long-term debt: continuing operations.......  $  404,806  $  194,305  $   80,000  $  129,062  $  134,360
Stockholders' equity........................  $  324,679  $  283,778  $  260,389  $  257,926  $  292,743

--------
(1) The 1995 loss from continuing operations before income taxes and extraordinary charge of $37.2 million reflects the adoption of Financial Accounting Standards No. 121 ("FAS 121") which resulted in a $46.5 million noncash pretax charge to operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
                         Selected Financial Information

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                  (Dollars in thousands)
Homebuilding:
  Revenues.................................... $ 759,612  $ 584,571  $ 399,863
  Cost of sales...............................   618,448    490,876    348,066
                                               ---------  ---------  ---------
    Gross margin..............................   141,164     93,695     51,797
                                               ---------  ---------  ---------
    Gross margin percentage...................      18.6%      16.0%      13.0%
                                               ---------  ---------  ---------
  Selling, general and administrative
   expenses...................................    61,691     52,141     37,351
  Income from unconsolidated joint ventures...     4,158      3,787      4,708
  Interest expense............................     1,168      4,981      7,142
  Amortization of excess of cost over net
   assets acquired............................     1,312        245        --
  Other income................................       168        822        936
                                               ---------  ---------  ---------
    Homebuilding pretax income................    81,319     40,937     12,948
                                               ---------  ---------  ---------
Financial Services:
  Revenues....................................     1,403        171        --
  Expenses....................................     1,828         62        --
                                               ---------  ---------  ---------
    Financial services pretax income (loss)...      (425)       109        --
                                               ---------  ---------  ---------
Income from continuing operations before
 income taxes and extraordinary charge........ $  80,894  $  41,046  $  12,948
                                               =========  =========  =========

                                 Operating Data

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                               (Dollars in thousands, except
                                                  average selling prices)
New homes delivered:
  Southern California.........................     1,119        849        765
  Northern California.........................       516        628        366
                                               ---------  ---------  ---------
    Total California..........................     1,635      1,477      1,131
                                               ---------  ---------  ---------
  Dallas/Austin...............................       288        234        211
  Houston.....................................       177        168        127
                                               ---------  ---------  ---------
    Total Texas...............................       465        402        338
                                               ---------  ---------  ---------
  Arizona.....................................       188        --         --
                                               ---------  ---------  ---------
  Consolidated total..........................     2,288      1,879      1,469
  Unconsolidated joint ventures (California)..        40         67        154
                                               ---------  ---------  ---------
    Total.....................................     2,328      1,946      1,623
                                               =========  =========  =========
Average selling price:
  California deliveries (excluding joint
   ventures).................................. $ 381,534   $337,649  $ 292,007
  Texas deliveries............................ $ 215,458   $195,631  $ 185,622
  Arizona deliveries.......................... $ 161,649   $    --   $     --
  Combined (excluding joint ventures)......... $ 329,714   $307,265  $ 267,529
  Combined (including joint ventures)......... $ 329,972   $309,239  $ 261,681

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Net new orders:
  Southern California...............................    1,226      922      863
  Northern California...............................      612      607      474
                                                     -------- -------- --------
    Total California................................    1,838    1,529    1,337
                                                     -------- -------- --------
  Dallas/Austin.....................................      310      238      212
  Houston...........................................      156      190      128
                                                     -------- -------- --------
    Total Texas.....................................      466      428      340
                                                     -------- -------- --------
  Arizona...........................................      165      --       --
                                                     -------- -------- --------
  Consolidated total................................    2,469    1,957    1,677
  Unconsolidated joint ventures (California)........       13       70      121
                                                     -------- -------- --------
    Total...........................................    2,482    2,027    1,798
                                                     ======== ======== ========
                                                          At December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                       (Dollars in thousands)
Backlog (in units):
  Southern California...............................      377      270      206
  Northern California...............................      247      151      172
                                                     -------- -------- --------
    Total California................................      624      421      378
                                                     -------- -------- --------
  Dallas/Austin.....................................       88       66       62
  Houston...........................................       31       52       30
                                                     -------- -------- --------
    Total Texas.....................................      119      118       92
                                                     -------- -------- --------
  Arizona...........................................      368      --       --
                                                     -------- -------- --------
  Consolidated total................................    1,111      539      470
  Unconsolidated joint ventures (California)........      --        27       15
                                                     -------- -------- --------
    Total...........................................    1,111      566      485
                                                     ======== ======== ========
Backlog at year end (estimated dollar value)........ $359,959 $191,682 $168,674
                                                     ======== ======== ========
Active selling communities:
  California........................................       29       28       33
  Texas.............................................       17       19       16
  Arizona...........................................        9      --       --
  Unconsolidated joint ventures (California)........      --         3        2
                                                     -------- -------- --------
    Total...........................................       55       50       51
                                                     ======== ======== ========
Building sites owned or controlled:
  California........................................    8,587    7,246    4,715
  Texas.............................................    2,298    1,770    1,812
  Arizona...........................................    2,984      --       --
                                                     -------- -------- --------
    Total...........................................   13,869    9,016    6,527
                                                     ======== ======== ========

Fiscal Year 1998 Compared to Fiscal Year 1997

  Income from continuing operations and before an extraordinary charge for the year ended December 31, 1998 increased 98 percent to $47.4 million, or $1.58 per diluted share, compared with $24.0 million, or $0.81 per diluted share, for 1997. The significant increase in our earnings was fueled by the record number of new home deliveries, an increase in the average selling price of new homes delivered and continued improvement in our homebuilding gross margin. This performance primarily reflects the strong California housing market and our inventory of well located lots throughout the state.

  Net income for the year ended December 31, 1998, including discontinued operations and an extraordinary charge, increased 68 percent to $45.9 million, or $1.53 per diluted share, compared to $27.3 million, or $0.92 per diluted share, for 1997. The discontinued operations in 1997 and 1998 include our savings and loan subsidiary which is pending disposition pursuant to a definitive agreement. The discontinued operations in 1997 also includes our former office furniture subsidiary which was sold in December 1997. Currently, we do not anticipate a significant gain or loss from the operations or disposition of the thrift. The extraordinary charge reflects an after tax loss of $1.3 million, or $0.04 per diluted share, recognized in connection with the early extinguishment of approximately $39 million of our 10 1/2% Senior Notes due 2000. (See "--Discontinued Operations" for further discussion of the discontinued operating segments.)

  In the third quarter of 1998, we expanded into the Phoenix, Arizona market with the acquisition of a portion of the Arizona single-family homebuilding operations of Shea Homes, Inc., which had been recently acquired from UDC Homes, Inc. In connection with this acquisition, we purchased, or assumed the rights to acquire, over 2,000 single-family lots located in 13 communities in the Phoenix metropolitan area, of which seven were active subdivisions at the close of the transaction, and acquired a backlog of 400 presold homes. Arizona is the second fastest growing state in the United States (based on percentage growth in jobs, gross state product and population) and Phoenix is one of the nation's largest metropolitan housing markets (based on dollar value of single-family building permits). As part of the acquisition, the experienced management team and selected operating personnel joined Standard Pacific. We paid a total of approximately $59 million for these assets with borrowings under our revolving credit facility.

  Homebuilding

   Homebuilding revenues for the year ended December 31, 1998 increased 30 percent to a record $759.6 million, from $584.6 million in 1997. The increase was fueled by a 20 percent increase in deliveries to a record 2,328 new homes and a 7 percent increase in the average home price. The increase in the average price reflects price increases resulting both from the strong housing market and the delivery of larger, more expensive homes in California where the average home price was up 13 percent to $381,534. New home deliveries were up 32 percent in southern California due to the addition of new communities and improved market conditions, while deliveries were off 16 percent in northern California due to the timing of new project openings and the effects of the severe weather conditions in early 1998. Texas deliveries were up 16 percent due to increased deliveries from our Dallas operations resulting from the addition of new, well-located communities. Additionally, 1998 included 188 deliveries from the recently acquired Arizona operation.

   The average cost per new home delivery was up 4 percent over the 1997 average primarily as a result of the delivery of larger, more expensive homes in California, which was partially offset by lower priced home deliveries in Arizona.

  Our 1998 homebuilding gross margin improved 260 basis points to 18.6 percent which was primarily the result of rising home prices in the strong California housing market and the delivery of larger, more expensive homes which typically generate higher margins.

  Selling, general and administrative expenses as a percentage of revenues decreased from 8.9 percent to 8.1 percent in 1998. This favorable decline was primarily attributable to the increased volume in revenues relative to the generally fixed nature of certain general and administrative expenses. Additionally, we experienced a reduction in selling costs as a percentage of revenues principally due to the healthy California housing market and a higher sales absorption rate resulting in lower costs per home delivered.

  Income from our unconsolidated joint ventures increased 10 percent during 1998 as compared to the prior year despite a 40 percent decline in new home deliveries from our unconsolidated joint ventures. The reduction in deliveries was more than offset by the income generated in the fourth quarter from the initial sale of lots from our Talega land development joint venture in south Orange County with Catellus and Starwood Capital.

  Interest expense for the year ended 1998 declined approximately $3.8 million from 1997 to $1.2 million. This decrease was primarily the result of capitalizing more interest to real estate inventories in 1998 compared to 1997.

  Amortization of excess of cost over net assets acquired relates to the 1997 acquisition of Duc Development Company, a privately held northern California homebuilder, and the recently completed acquisition of our Arizona operation on August 31, 1998. The excess of cost over net assets acquired is being amortized over 7 and 12 years, respectively.

  Our net new orders for the year ended December 31, 1998 increased 22 percent over the prior year to a record level of 2,482 new homes. Excluding the 165 net new orders generated from our recently acquired Arizona operation, net new orders increased 14 percent. Our southern California operations experienced the strongest gains during 1998 with net new orders increasing 25 percent over 1997 totals, while our northern California division remained in line with the strong order results achieved in 1997. Texas orders were up 9 percent as a result of new community openings in our Dallas division. Due to the strength in the order trends experienced during 1998, we enter 1999 with a backlog of 1,111 presold homes with an estimated sales value of approximately $360 million, compared to 566 homes with an estimated sales value of approximately $192 million at December 31, 1997. In addition, to augment our inventory of homes available for sale, we anticipate opening 60 to 65 new projects during 1999, of which approximately 38 are scheduled to open in California.

  Although we experienced an increase in the delivery of new homes during 1998, we continue to control a solid position of buildable lots consistent with our general goal of maintaining a 3 to 4 year supply. At December 31, 1998, our land holdings totaled approximately 14,000 lots owned or controlled, of which approximately 8,600 were in California.

  Financial Services

  In 1998, we began offering mortgage products to some of our southern California homebuyers through our new mortgage banking operation, Family Lending Services, Inc. Our goal for 1999 is to expand the scope of this program to serve all of our California operations. We have established the infrastructure and management team to grow this business statewide. The results of operations for 1998 reflect a nominal loss of approximately $425,000 which was the result of the start-up nature of this business.

  Additionally, in connection with the Arizona acquisition, we assumed a joint venture with a leading national financial institution that offers mortgage loans to our Arizona homebuyers. We are expanding this operation into Texas during 1999. For the year ended December 31, 1998, there was no income or loss recorded from this unconsolidated joint venture. Results from this operation will be reflected in our 1999 income statement as income from unconsolidated joint venture.

Fiscal Year 1997 Compared to Fiscal Year 1996

  Income from continuing operations for the year ended December 31, 1997 increased 209 percent to $24.0 million, or $0.81 per diluted share, compared to $7.8 million, or $0.26 per diluted share, in 1996. The strong increase in earnings resulted from an increase in the number of new homes delivered, an increase in the average selling price of our new homes, and continued improvement in our gross margins throughout our California homebuilding operations.

  Net income for 1997, including discontinued operations, was $27.3 million, or $0.92 per diluted share, compared to $8.4 million, or $0.28 per diluted share in 1996. The discontinued operations reflect our savings and loan subsidiary and our former office furniture subsidiary, which was sold in December 1997 for a net gain of approximately $3.3 million, or $0.11 per diluted share.

  Homebuilding

  Homebuilding revenues totaled $584.6 million in 1997, a 46 percent increase over 1996. The $184.7 million increase in revenues resulted primarily from an increase of $109.7 million attributable to a 28 percent increase in new homes delivered and a $74.7 million increase due to a 15 percent higher average selling price. Our northern California division delivered 628 new homes, a 72 percent increase over 1996 levels, while the 916 new homes delivered from our southern California operations during 1997 were in line with the strong level of deliveries generated in 1996. The increase in the average selling price in 1997 resulted primarily from a greater distribution of homes delivered in the $400,000 to $800,000 price range in California.

  Our gross margin percentage for 1997 increased 300 basis points to
16.0 percent primarily due to the strengthening California housing market.

  Selling, general and administrative expenses decreased as a percentage of revenues from 9.3 percent in 1996 to 8.9 percent in 1997. This decrease was attributable to the general fixed nature of certain general and administrative expenses, as well as a reduction in selling costs as a percent of revenues due to the improving housing market in California.

  Income from unconsolidated joint ventures declined from approximately $4.7 million in 1996 to $3.8 million in 1997. This decline was the result of fewer unit deliveries in 1997 as compared to 1996. Although joint venture unit deliveries were down from 1996, both gross margins and average selling prices for the ventures increased respectively from 1996 levels.

  Interest incurred for 1997 was $17.0 million of which $12.0 million was capitalized to real estate inventories and approximately $5.0 million was expensed compared to $16.7 million incurred in 1996 of which $9.5 million was capitalized and $7.1 million expensed. The increase in the amount of interest capitalized in 1997 was due primarily to more projects under development throughout 1997 as compared to 1996.

  Amortization of excess of cost over net assets acquired related to the acquisition of Duc Development Company, a privately held northern California homebuilder, on September 30, 1997. The excess of cost over net assets acquired is being amortized over a seven-year period.

  During 1997 we generated 2,027 net new home orders, a 13 percent increase over the 1996 total. Our northern California orders increased 28 percent over 1996 to 607 new homes, while the Texas operations combined for a 26 percent improvement in net new orders over 1996.

  Financial Services

  Operations for this segment reflect nominal general and administrative costs associated with forming the financial services subsidiary as well as interest income from loans that were contributed as part of the initial capitalization of this entity.

Carrying Costs, Real Estate Inventories and Cost of Sales

                                                     At December 31,
                                              -------------------------------
                                                1998       1997       1996
                                              ---------  ---------  ---------
                                                  (Dollars in millions)
Capitalized interest in inventory and the
 percentage of total real estate
 inventories................................. $15.2 2.1% $13.7 3.0% $25.1 6.7%
Average real estate inventory balance........   $583       $412       $370
Cost of sales for the year then ended........   $618       $491       $348
Ratio of cost of sales to average inventory
 balance (Inventory turn ratio)..............   1.06x      1.19x      .94x

  The 1998 inventory turn ratio decreased from 1997 principally due to a 42 percent increase in the average real estate inventory balance while cost of sales increased only 26 percent. The inventory growth outpaced the increase in cost of sales as we purchased land in our existing markets in response to the strong demand for housing, particularly in California, and as a result of the recent expansion into Arizona.

  The improvement in the 1997 inventory turn ratio over 1996 was due to a 41 percent increase in cost of sales while average real estate inventories increased 11 percent over the 1996 average inventory level. The increase in cost of sales was primarily due to a 28 percent increase in consolidated unit deliveries in 1997 over 1996 resulting from an improvement in the California housing market. Additionally, during 1997 we delivered homes from certain of our older projects which had been in our inventory balances for several years. Typically these older projects had higher land and interest costs than our more recent acquisitions.

  Capitalized interest in real estate inventories at December 31, 1998 was up a modest $1.5 million over 1997 despite a 58 percent increase in ending real estate inventories. This nominal increase in capitalized interest relative to the increase in real estate inventories can be attributed to an overall decrease in our borrowing costs and a strong housing market. Our effective borrowing costs have declined due to lower long-term financing rates, a decrease in short-term interest rates and a reduction in pricing in our unsecured revolving credit facility. The strong housing market resulted in shorter holding periods of our real estate inventories, which in turn resulted in lower carrying costs as a percent of ending inventories.

Discontinued Operations

  Disposition of Standard Pacific Savings. In May 1997, our Board of Directors adopted a plan of disposition (the "Plan") for our savings and loan subsidiary ("Savings"). Pursuant to the Plan, we sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The definitive agreement is subject to a number of conditions including approval of the transaction by the Office of Thrift Supervision ("OTS"). As a result, Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated financial statements included elsewhere in this Form 10-K. We currently estimate that both the disposition of Savings under the Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss. Savings has not offered mortgage financing to our home buyers since July 1994, and the sale of Savings is not expected to have any impact on sales of our homes.

  Disposition of Panel Concepts. In December 1997, we completed the sale of Panel Concepts, Inc. ("Panel Concepts") to HON Industries, Inc., a national furniture manufacturer, for a cash sales price of approximately $9.5 million, after distribution of certain non-operating assets to us totaling approximately $9 million. Panel Concepts has been accounted for as a discontinued operation and the results of its operations have also been segregated in our consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

  Our homebuilding operations' principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion, principal and interest payments on debt and dividends to our shareholders. Cash requirements have been provided from internally generated funds and outside borrowings, including a bank revolving credit facility and public note offerings. Our mortgage banking subsidiary uses cash from internal funds and a mortgage warehouse credit facility to fund its mortgage lending operations. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash are sufficient to finance our current working capital requirements and other needs.

  In February 1998, we issued $100 million of 8% Senior Notes due in 2008 (the "8% Senior Notes"). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent. These notes are senior unsecured obligations and rank equally with our other existing unsecured senior indebtedness. The 8% Senior Notes contain restrictive covenants similar to those in the 8 1/2% Senior Notes due 2007 which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, as defined, and (4) sell assets. The 8% Senior Notes are redeemable at our option, in whole or in part, commencing February 15, 2003 at
104.00 percent of par, with the call price reducing ratably to par on February 15, 2006. Net proceeds after offering expenses were approximately
$97.3 million. Approximately $54.3 million of the net proceeds were used to repay the indebtedness outstanding under the revolving credit facility on the date of closing (February 10, 1998), with the balance of the net proceeds used
(1) to fund a $20 million sinking fund payment due on March 1, 1998 on our 10 1/2% Senior Notes, (2) to repay an approximately $11.2 million trust deed note payable in March of 1998 and (3) for general corporate purposes.

  In July 1998, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the commitment to $400 million and reduce the cost of borrowings and other fees. The revolving credit facility has a current maturity date of July 31, 2002. This agreement contains covenants, including certain financial covenants. This agreement also contains provisions which may, in certain circumstances, limit the amount we may borrow under the revolving credit facility. At December 31, 1998, we had borrowings of $204.9 million outstanding under this facility.

   To fund mortgage loans through our financial services subsidiary, we have in place a $15 million revolving mortgage warehouse credit facility with a bank. Loans are held for a short period of time as they are typically sold to investors within approximately 30 days following funding. Borrowings are secured by the related mortgage loans held for sale and contain a LIBOR based pricing. The facility, which has a current maturity date of May 31, 1999, requires our financial services subsidiary to comply with certain financial covenants, as defined.

   In March 1997 and 1998, we made two separate $20 million sinking fund payments on our 10 1/2% Senior Notes due 2000. In May 1998, we repurchased, and simultaneously retired, approximately $7.7 million of our 10 1/2% Senior Notes through open market purchases. On September 30, 1998, we repurchased and retired approximately $31.5 million of our 10 1/2% Senior Notes in connection with our tender offer and consent solicitation. With the successful completion of the consent solicitation, certain restrictive financial covenants were modified or eliminated under the indenture. In connection with open market purchases and the tender offer, we incurred an after tax extraordinary charge for the early extinguishment of debt of approximately $1.3 million for the year ended December 31, 1998. At December 31, 1998, approximately $19.6 million of the 10 1/2% Senior Notes remained outstanding. On March 1, 1999, we repaid the balance of these notes under the annual sinking fund payment provision of the indenture.

  From time to time, we use purchase money mortgage financing to finance land acquisitions. At December 31, 1998, we had approximately $21.2 million outstanding under trust deed notes payable, an increase of $4.0 million from December 31, 1997.

  Additionally, as a form of off balance sheet financing and for other purposes, on selected projects we use joint ventures which obtain separate secured construction financing. This type of structure minimizes the use of funds from our revolving credit facility and other financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.

  We paid approximately $5.0 million in dividends to our stockholders during the year ended December 31, 1998. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our earnings, cash flow, capital requirements and operating and financial condition. Additionally, certain senior credit and debt agreements impose restrictions on the amount of dividends we may be able to pay. On January 26, 1999, our Board of Directors declared a quarterly cash dividend of $.05 per share of common stock. This dividend was paid on February 26, 1999 to shareholders of record on February 12, 1999.

  During the year ended December 31, 1998, we issued 131,500 shares of common stock pursuant to the exercise of stock options for aggregate proceeds of approximately $771,000.

  Pursuant to the previously announced stock repurchase program, we repurchased 139,301 shares of our common stock for approximately $1.3 million during 1998. Since inception of the program and through December 31, 1998, we have repurchased an aggregate of 1,425,051 shares of our common stock for approximately $9.6 million, leaving a balance of approximately $10.4 million available under the repurchase program.

   In October 1998, we had declared effective by the Securities and Exchange Commission a $300 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits us to issue, from time to time, up to an aggregate of $300 million of our common stock, preferred stock, debt securities and warrants as market conditions permit.

  We have no material commitments or off balance sheet financing arrangements that would tend to affect our future liquidity.

Year 2000 Issue

  The "Year 2000 issue" is a general term used to describe the problems which may arise from the inability of systems to properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or miscalculate the data being processed.

  We utilize a number of computer information systems in conjunction with our homebuilding and mortgage banking operations. All of our homebuilding operations are on computer software applications that are year 2000 compliant. Our mortgage banking subsidiary, Family Lending Services, Inc., utilizes a service bureau for its application systems. This service bureau has advised us that its systems are year 2000 compliant. The financial institution partner in our mortgage banking joint venture has advised us that both its and the joint venture's computer information systems are year 2000 compliant.

  During 1998, we upgraded our hardware, including but not limited to, procuring a new AS400 mid-range computer, installing a Company-wide computer area network, and making numerous upgrades to various personal computer operating systems. As a result, we believe that all of our critical computer hardware, including personal computer operating systems and peripheral equipment, is also year 2000 compliant. Any remaining non-critical computer hardware and peripheral equipment is scheduled to be substantially year 2000 compliant by the middle of 1999.

  In addition, we have evaluated, or are in the process of assessing, all other non-information technology internal office systems. We anticipate that this assessment will be substantially completed by the middle of 1999.

  We are also in the process of surveying our significant vendors, subcontractors, suppliers and financial institutions to assess their state of readiness for the Year 2000. Third parties significant to our operations include our bank group, escrow and title companies, subcontractors and suppliers, and a third-party payroll service. Responses and non-responses will be reviewed over the next quarter, with this part of our Year 2000 evaluation anticipated to be substantially completed by the middle of 1999. We cannot currently determine to what extent the Year 2000 issue will affect these or other third parties, such as governmental agencies on which we are dependent for zoning, building permits and related matters or, consequently, our business. Also, we could be materially impacted by widespread economic or financial market disruptions as a result of year 2000 failure in other parties, industries or countries.

  We are in the process of formulating our year 2000 contingency plan which is anticipated to be substantially complete by the middle of 1999.

  We completed certain systems conversions and network upgrades as part of our normal course of business as there was a need to upgrade the existing information systems irrespective of the Year 2000 issue. Including the cost of these conversions and upgrades, we estimate that we have expended approximately $1.2 million on addressing Year 2000 issues to date and estimate that we will incur approximately an additional $500,000 in such costs.

  At present, we do not believe the Year 2000 issue will have a material adverse effect on our business operations or financial performance. There can be no assurance, however, that the Year 2000 issue will not adversely affect us.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under the provisions of FAS 133, companies are required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. We are required to adopt FAS 133 effective January 1, 2000. Currently, we do not have any instruments that would qualify as derivatives under FAS 133. Accordingly, we do not believe FAS 133 would have a material impact on our statement of position, results of operations, or liquidity at the current time.

                           FORWARD-LOOKING STATEMENTS

   This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

   . our potential to capitalize on future market opportunities;

   . the expected price range of our future homes;

   . our backlog of homes and their estimated sales value;

   . the adequacy of our inventory of building sites;

   . our opportunities to expand in our existing markets and enter new geographic markets;

   . the availability of building sites for purchase and expected deliveries from joint ventures;

   . the time typically required to complete the construction phase of an increment of a project;

   . our expansion plans for Family Lending and SPH Mortgage;

   . the expected impact of outstanding claims and actions on our results of operations, financial position and liquidity;

   . planned new home community openings;

   . the sufficiency of our cash provided by internally generated funds and outside borrowings;

   . our planned continued use of joint ventures as a financing structure;

   . the gain or loss to be recognized from the planned disposition of Savings and the operating results of Savings for the period through disposition;

   . our Year 2000 compliance and the expected impact of the Year 2000 issue on our business operations and financial performance;

   . the expected impact of various accounting statements on our consolidated financial statements; and

   . our exposure to market risks, including fluctuations in interest rates.

   We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the factors set forth under "Business--Certain Factors Affecting our Operations" and the following:

   . changes in local and general economic and market conditions, including consumer confidence;

   . changes in interest rates and the availability of construction and mortgage financing;

   . changes in costs and availability of material, supplies and labor;

   . the cyclical and competitive nature of homebuilding;

   . the availability of debt and equity capital;

   . changes in the availability of suitable undeveloped land at reasonable prices;

   . governmental regulation;

   . adverse weather conditions and natural disasters; and

   . adverse consequences of the Year 2000 issue.

   Results actually achieved thus may differ materially from expected results included in these and any other forward-looking statements contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. Currently, we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 1998. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

   As part of our normal operations, we provide mortgage loans to our home buyers through our financial services subsidiaries. Family Lending pre-sells these loans to investors as a means of managing the interest rate risk associated with mortgage lending. In general, these loans are warehoused by Family Lending for a short period of time (typically less than 30 days) while the investor completes its due diligence of the funded loans. Due to the frequency of these loan sales and commitments from our investors, the market rate risk associated with these mortgage loans is minimal. There are also certain loans in Family Lending's mortgage loan portfolio which were contributed to Family Lending in connection with its initial capitalization. These mortgage loans are held for sale and include both fixed and variable rate loans. With respect to our mortgage banking joint venture, there is substantially no interest rate risk related to this operation as loans to our home buyers are presold to investors generally the same day we commit the interest rate lock to our customers. To a much lesser extent, our homebuilding operation has provided first and second mortgage loans to home buyers and on occasion trust deed mortgage financing on land sales. These loans are held to maturity and generally are at fixed interest rates.

   We utilize debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, we have made short-term borrowings under our revolving credit facility to fund these expenditures and when market conditions were appropriate, based on our judgment, we would issue stock or fixed rate debt to provide longer-term financing. In addition, our financial services subsidiary utilizes short-term borrowings under a mortgage warehouse credit facility to finance mortgage loan originations for our home buyers. Borrowings under both of these facilities are at variable rates.

   For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $2.2 million.

   The table below details the principal amount and the average interest rates for the mortgage notes receivable, mortgage loans held for sale and debt for each category based upon the expected maturity dates. Certain mortgage notes receivable and mortgage loans held for sale, require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage notes receivable and mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed notes payable and senior notes payable. The interest rates on our trust deed notes payable approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. Senior notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 1998.

                                     Expected Maturity Date
                         ---------------------------------------------------
                                                                                         Fair
                          1999     2000   2001    2002     2003   Thereafter  Total     Value
December 31,             -------  ------  ----  --------  ------  ---------- --------  --------
                                              (Dollars in thousands)
Assets:
 Mortgage notes
  receivable............ $   135  $  146  $182  $    157  $3,021   $  1,420  $  5,061  $  4,827
  Average interest
   rate.................    8.45%   8.46% 8.66%     8.35%   5.83%      7.29%     6.57%
 Mortgage loans held for
  sale.................. $12,519  $  807  $881  $    425  $  466   $  4,243  $ 19,341  $ 20,314
  Average interest
   rate.................    7.13%   8.85% 8.85%     9.36%   9.36%      9.47%     7.89%

Liabilities:
 Fixed rate debt........ $39,663  $1,161  $--   $    --   $  --    $198,745  $239,569  $239,506
  Average interest
   rate.................    8.90%   8.50%  --        --      --        8.35%     8.44%
 Variable rate debt..... $10,826  $  --   $--   $204,900  $  --    $    --   $215,726  $215,726
  Average interest
   rate.................    5.81%    --    --       7.09%    --         --       7.03%

   We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of Standard Pacific Corp.:

   We have audited the accompanying consolidated balance sheets of STANDARD PACIFIC CORP. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Pacific Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP

Orange County, California
January 22, 1999

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)

                                                 Year Ended December 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Homebuilding:
  Revenues.................................  $  759,612  $  584,571  $  399,863
  Cost of sales............................     618,448     490,876     348,066
                                             ----------  ----------  ----------
    Gross margin...........................     141,164      93,695      51,797
                                             ----------  ----------  ----------
  Selling, general and administrative
   expenses................................      61,691      52,141      37,351
  Income from unconsolidated joint
   ventures................................       4,158       3,787       4,708
  Interest expense.........................       1,168       4,981       7,142
  Amortization of excess of cost over net
   assets acquired.........................       1,312         245         --
  Other income.............................         168         822         936
                                             ----------  ----------  ----------
      Homebuilding pretax income...........      81,319      40,937      12,948
                                             ----------  ----------  ----------

Financial Services:
  Revenues.................................       1,403         171         --
  Expenses.................................       1,828          62         --
                                             ----------  ----------  ----------
      Financial services pretax income
       (loss)..............................        (425)        109         --
                                             ----------  ----------  ----------

Income from continuing operations before
 income taxes and extraordinary charge.....      80,894      41,046      12,948
Provision for income taxes.................     (33,490)    (17,070)     (5,197)
                                             ----------  ----------  ----------
Income from continuing operations before
 extraordinary charge......................      47,404      23,976       7,751
Income (loss) from discontinued operations,
 net of income taxes of $111, $(1,034), and
 $(408), respectively......................        (199)         48         642
Gain on disposal of discontinued operation,
 net of income taxes of $(51) in 1997......         --        3,302         --
Extraordinary charge from early
 extinguishment of debt, net of
 income taxes of $904 in 1998..............      (1,328)        --          --
                                             ----------  ----------  ----------
Net Income.................................  $   45,877  $   27,326  $    8,393
                                             ==========  ==========  ==========
Basic Net Income Per Share:
  Income per share from continuing
   operations..............................  $     1.59  $     0.82  $     0.26
  Income (loss) per share from discontinued
   operations..............................       (0.01)       0.00        0.02
  Gain on disposal of discontinued
   operation...............................         --         0.11         --
  Extraordinary charge from early
   extinguishment of debt..................       (0.04)        --          --
                                             ----------  ----------  ----------
  Net Income Per Share.....................  $     1.54  $     0.93  $     0.28
                                             ==========  ==========  ==========
  Weighted average common shares
   outstanding.............................  29,714,431  29,504,477  30,000,492
                                             ==========  ==========  ==========
Diluted Net Income Per Share:
  Income per share from continuing
   operations..............................  $     1.58  $     0.81  $     0.26
  Income (loss) per share from discontinued
   operations..............................       (0.01)       0.00        0.02
  Gain on disposal of discontinued
   operation...............................         --         0.11         --
  Extraordinary charge from early
   extinguishment of debt..................       (0.04)        --          --
                                             ----------  ----------  ----------
  Net Income Per Share.....................  $     1.53  $     0.92  $     0.28
                                             ==========  ==========  ==========
  Weighted average common and diluted
   shares outstanding......................  30,050,078  29,807,702  30,011,595
                                             ==========  ==========  ==========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)

                                                              At December 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
                                    ASSETS
Homebuilding:
  Cash and equivalents...................................... $ 13,413 $  7,033
  Other notes and accounts receivable, net..................   25,279   11,686
  Mortgage notes receivable and accrued interest............    5,061    2,690
  Inventories...............................................  713,446  451,848
  Investments in and advances to unconsolidated joint
   ventures.................................................   38,405   26,217
  Property and equipment, net...............................    3,512    2,485
  Deferred income taxes.....................................   10,784   12,136
  Other assets..............................................    8,210    6,577
  Excess of cost over net assets acquired, net .............   17,293    6,605
                                                             -------- --------
                                                              835,403  527,277
                                                             -------- --------
Financial Services:
  Cash and equivalents......................................    1,651    1,348
  Mortgage loans held for sale..............................   19,341    9,405
  Other assets..............................................    1,920      908
                                                             -------- --------
                                                               22,912   11,661
                                                             -------- --------
  Net assets of discontinued operations.....................    8,047    8,727
                                                             -------- --------
    Total Assets............................................ $866,362 $547,665
                                                             ======== ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable.......................................... $ 22,015 $ 15,219
  Accrued liabilities.......................................   63,777   33,965
  Revolving credit facility.................................  204,900   19,000
  Trust deed notes payable..................................   21,187   17,174
  Senior notes payable......................................  218,382  178,131
                                                             -------- --------
                                                              530,261  263,489
                                                             -------- --------
Financial Services:
  Accounts payable and other liabilities....................      596      398
  Mortgage warehouse line of credit.........................   10,826      --
                                                             -------- --------
                                                               11,422      398
                                                             -------- --------
Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued..................................      --       --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 29,629,480 and 29,637,281 shares outstanding
   at December 31, 1998 and 1997, respectively..............      296      296
  Paid-in capital...........................................  283,598  283,525
  Retained earnings (deficit)...............................   40,785      (43)
                                                             -------- --------
  Total stockholders' equity................................  324,679  283,778
                                                             -------- --------
    Total Liabilities and Stockholders' Equity.............. $866,362 $547,665
                                                             ======== ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (Dollars in thousands, except per share amounts)

                                                     Common
                                         Number of   Stock            Retained
Years Ended December 31, 1996, 1997 and    Common     Par   Paid-In   Earnings
                 1998                      Shares    Value  Capital   (Deficit)
---------------------------------------  ----------  ------ --------  ---------
Balance, December 31, 1995.............  30,060,281   $301  $285,655  $(28,030)
Repurchase of common shares............    (430,300)    (5)   (2,324)      --
Cash dividends declared ($0.12 per
 share)................................         --     --        --     (3,601)
Net income.............................         --     --        --      8,393
                                         ----------   ----  --------  --------
Balance, December 31, 1996.............  29,629,981    296   283,331   (23,238)
Exercise of stock options and related
 income tax benefit....................     292,100      3     2,315       --
Repurchase of common shares............    (284,800)    (3)   (2,121)      --
Cash dividends declared ($0.14 per
 share) ...............................         --     --        --     (4,131)
Net income.............................         --     --        --     27,326
                                         ----------   ----  --------  --------
Balance, December 31, 1997.............  29,637,281    296   283,525       (43)
Exercise of stock options and related
 income tax benefit....................     131,500      1     1,383       --
Repurchase of common shares............    (139,301)    (1)   (1,310)      --
Cash dividends declared ($0.17 per
 share)................................         --     --        --     (5,049)
Net income.............................         --     --        --     45,877
                                         ----------   ----  --------  --------
Balance, December 31, 1998.............  29,629,480   $296  $283,598  $ 40,785
                                         ==========   ====  ========  ========



 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
Cash Flows from Operating Activities:
  Net income.................................... $  45,877  $ 27,326  $  8,393
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities of continuing operations:
    Discontinued operations.....................       199    (3,350)     (642)
    Extraordinary charge from early
     extinguishment of debt.....................     1,328       --        --
    Depreciation and amortization...............       918       586       555
    Amortization of excess of cost over net
     assets acquired............................     1,312       245       --
    Changes in cash and equivalents due to:
      Inventories...............................  (193,242)     (615)   (5,376)
      Receivables and accrued interest..........   (26,087)   (1,804)     (992)
      Deferred income taxes.....................     1,833     4,345     1,124
      Other, net................................      (703)    4,555       299
      Accounts payable..........................     2,883     6,796     7,527
      Accrued liabilities.......................    30,624    14,287    (4,730)
                                                 ---------  --------  --------
  Net cash provided by (used in) operating
   activities of continuing operations..........  (135,058)   52,371     6,158
                                                 ---------  --------  --------
Cash Flows from Investing Activities:
  Net cash paid for acquisitions................   (59,279)  (65,842)      --
  Investments in and advances to unconsolidated
   joint ventures...............................   (12,188)  (25,332)    3,576
  Net additions to property and equipment.......    (1,439)   (1,264)     (242)
  Sales (purchases) of investment securities....       --      5,329        81
  Proceeds from the sale of discontinued
   operations...................................     1,087     8,379       --
                                                 ---------  --------  --------
  Net cash provided by (used in) investing
   activities...................................   (71,819)  (78,730)    3,415
                                                 ---------  --------  --------
Cash Flows from Financing Activities:
  Net proceeds from (payments on) revolving
   credit facility and term loans...............   185,900   (38,300)    8,800
  Net proceeds from mortgage warehouse line of
   credit.......................................    10,826       --        --
  Net proceeds from the issuance of senior notes
   payable......................................    97,571    96,931       --
  Principal payments on senior notes and trust
   deed notes payable...........................   (75,148)  (27,707)  (11,021)
  Dividends.....................................    (5,049)   (4,131)   (3,601)
  Repurchase of common shares...................    (1,311)   (2,124)   (2,329)
  Proceeds from exercise of stock options.......       771     1,705       --
                                                 ---------  --------  --------
  Net cash provided by (used in) financing
   activities...................................   213,560    26,374    (8,151)
                                                 ---------  --------  --------
  Net cash provided by (used in) discontinued
   operations...................................    (6,826)   37,088   (22,785)
                                                 ---------  --------  --------
  Net increase (decrease) in cash and
   equivalents..................................      (143)   37,103   (21,363)
  Cash and equivalents at beginning of year.....    53,337    16,234    37,597
                                                 ---------  --------  --------
  Cash and equivalents at end of year........... $  53,194  $ 53,337  $ 16,234
                                                 =========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Summary of Cash Balances:
  Continuing operations ............................... $15,064 $ 8,381 $ 5,252
  Discontinued operations..............................  38,130  44,956  10,982
                                                        ------- ------- -------
                                                        $53,194 $53,337 $16,234
                                                        ======= ======= =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest--continuing operations.................... $24,995 $17,698 $15,751
    Income taxes.......................................  19,890  15,500   1,477
Supplemental Disclosures of Noncash Activities:
  Land acquisitions financed by purchase money trust
   deeds............................................... $18,670 $19,214 $   635
  Expenses capitalized in connection with the issuance
   of the 8 1/2% senior notes due 2007.................     --    2,377     --
  Expenses capitalized in connection with the issuance
   of the 8% senior notes due 2008.....................   1,750     --      --
  Income tax benefit credited in connection with shares
   of common stock issued pursuant to stock options
   exercised...........................................     613     613     --


 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

   Standard Pacific Corp., a Delaware corporation, operates primarily as a geographically diversified builder of single-family homes for use as primary residences with operations throughout the major metropolitan markets in California, Texas and Arizona. For the year ended December 31, 1998, approximately 72 percent, 20 percent and 8 percent of home deliveries (including the unconsolidated joint ventures) were from California, Texas and Arizona, respectively. Standard Pacific Corp. and its subsidiaries are hereinafter referred to as the "Company."

   In August 1997, the Company formed Family Lending Services, Inc. ("Family Lending"), which operates as a wholly-owned mortgage banking subsidiary and offers mortgage financing primarily to the Company's California home buyers. Additionally, the Company offers mortgage loans to its Arizona home buyers through SPH Mortgage, a mortgage banking joint venture with Norwest Mortgage. The Company anticipates expanding SPH Mortgage's operation into its Texas divisions during 1999.

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

 c. Segment Reporting

   Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). Under the provisions of FAS 131, the Company's operating segments consist of homebuilding and mortgage banking. These two segments are segregated in the accompanying consolidated financial statements under "Homebuilding" and "Financial Services," respectively.

 d. Cash and Equivalents

   For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits, and all highly liquid short-term investments, including interest bearing securities purchased with a remaining maturity of three months or less.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 e. Mortgage Loans Held for Sale

   Mortgage loans held for sale are reported at the lower of cost or market on an aggregate basis. The Company estimates market value of its loans held for sale based on quoted market prices for similar loans. Loan origination fees, net of the related direct origination costs, and loan discount points are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized into income upon the sale of mortgage loans.

   The Company accounts for loan servicing rights under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 requires that upon origination of a mortgage loan, the book value of the mortgage loan be allocated to the mortgage servicing right and to the loan based on its relative fair value, whether it be originated or purchased by the Company. In addition, FAS 125 requires that loan servicing assets be amortized in proportion to, and over the period of, the estimated net servicing income of the underlying mortgages. FAS 125 also requires that mortgage servicing rights be evaluated periodically for impairment based on the fair value of these rights. The Company did not retain any servicing rights for mortgage loans sold during fiscal 1998, and as a result, FAS 125 did not have a material impact on its consolidated financial statements for the year then ended. However, as the Company grows its financial services segment, FAS 125 could have a more significant impact on its financial position and results of operations.

 f. Real Estate Inventories

   The Company capitalizes direct carrying costs, including interest, property taxes and related development costs to real estate under development. Field construction supervision and related direct overhead are also included in the capitalized cost of real estate inventories. General and administrative costs are expensed as incurred.

   The Company assesses the recoverability of real estate inventories in accordance with the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FAS 121). FAS 121 requires long-lived assets, including real estate inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than its net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell.

 g. Capitalization of Interest

   The Company follows the practice of capitalizing interest to real estate inventories during the period of development in accordance with Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Interest capitalized as a cost of real estate under development is included in cost of sales as related units are sold. The following is a summary of interest capitalized and expensed from continuing operations for the following periods:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in thousands)
Total interest incurred during the year................ $29,010 $17,026 $16,687
Less: Interest capitalized as a cost of real estate
 under development.....................................  27,842  12,045   9,545
                                                        ------- ------- -------
Interest expense....................................... $ 1,168 $ 4,981 $ 7,142
                                                        ======= ======= =======
Interest previously capitalized as a cost of real
 estate under development, included in cost of sales... $26,399 $23,475 $16,920
                                                        ======= ======= =======
Capitalized interest in ending inventories............. $15,155 $13,712 $25,142
                                                        ======= ======= =======

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 h. Property and Equipment

   Property and equipment is recorded at cost, net of accumulated depreciation and amortization of $4,204,000 and $3,570,000 as of December 31, 1998 and 1997, respectively. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets.

 i. Income Taxes

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

 j. Excess of Cost Over Net Assets Acquired

   The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods ranging from 7 to 12 years. Accumulated amortization was $1,557,000 and $245,000 as of December 31, 1998 and 1997, respectively. (See Note 4)

 k. Revenue Recognition

   Revenues of residential housing are recorded after construction is completed, required down payments are received and title passes.

   The Company recognizes loan origination fees and expenses, and gains and losses on loans when the related mortgage loans are sold. The Company's current policy is to sell all mortgage loans originated. Mortgage loan interest is accrued only so long as it is deemed collectible.

   Mortgage servicing fees are generally based on a percentage of the outstanding principal serviced by the Company for others.

 l. Warranty Costs

   Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 m. Net Income Per Share

   Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table set forth below reconciles the components of the basic net income per share calculation to diluted net income per share.

                                                   Year Ended December 31,
                          -------------------------------------------------------------------------
                                    1998                     1997                    1996
                          ------------------------ ------------------------ -----------------------
                          Income    Shares    EPS  Income    Shares    EPS  Income   Shares    EPS
                          ------- ---------- ----- ------- ---------- ----- ------ ---------- -----
                                      (Dollars in thousands, except per share amounts)
Basic Net Income Per
 Share:
 Income available to
  common stockholders
  before discontinued
  operations and
  extraordinary charge..  $47,404 29,714,431 $1.59 $23,976 29,504,477 $0.82 $7,751 30,000,492 $0.26
Effect of dilutive stock
 options ...............      --     335,647           --     303,225          --      11,103
                          ------- ----------       ------- ----------       ------ ----------
Diluted net income per
 share from continuing
 operations and before
 extraordinary charge...  $47,404 30,050,078 $1.58 $23,976 29,807,702 $0.81 $7,751 30,011,595 $0.26
                          ======= ========== ===== ======= ========== ===== ====== ========== =====

 n. Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under the provisions of FAS 133, the Company will be required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure these instruments at fair value. The Company is required to adopt FAS 133 effective January 1, 2000. Currently, the Company does not have any instruments that would qualify as derivatives under FAS 133. Accordingly, the Company does not believe that FAS 133 would have a material impact on its financial position or results of operations at this time.

 o. Reclassifications

   Effective January 1, 1997, the Company changed its presentation of selling costs in its consolidated statements of income whereby selling costs are now combined with general and administrative expenses. This presentation is consistent with industry practice. Previously, the Company included these costs as a component of cost of sales. The Company reclassified the prior period amounts to conform with the 1997 presentation.

   Additionally, certain other items in prior period financial statements have been reclassified to conform with current year presentation.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

3. Investments in Unconsolidated Joint Ventures

   Summarized financial information related to the Company's joint ventures accounted for under the equity method are as follows:

                                                              At December 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
                                                                (Dollars in
                                                                thousands)
   Assets:
     Cash................................................... $  8,450 $  5,545
     Trust deed notes receivable............................   37,856      --
     Real estate in process of development and completed
      model homes...........................................  175,830  112,023
     Other assets...........................................      596    1,319
                                                             -------- --------
                                                             $222,732 $118,887
                                                             ======== ========
   Liabilities and Equity:
     Accounts payable and accrued expenses.................. $ 33,007 $  7,316
     Construction loans and trust deed notes payable........   78,747   17,442
     General obligation assessment bonds....................   31,539   35,120
     Equity.................................................   79,439   59,009
                                                             -------- --------
                                                             $222,732 $118,887
                                                             ======== ========

   The Company's share of equity shown above was approximately $36.9 million and $23.5 million at December 31, 1998 and 1997, respectively.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Revenues............................................ $54,219 $24,427 $32,168
   Cost of revenues....................................  41,588  17,591  23,817
                                                        ------- ------- -------
   Net earnings of joint ventures...................... $12,631 $ 6,836 $ 8,351
                                                        ======= ======= =======

   The Company's share of earnings in the joint ventures detailed above varies, but in no case is its share of earnings greater than 50 percent.

   In addition, there are some joint ventures to which the Company is party whose sole purpose is to develop finished lots for sale to the joint venture's partners. The Company and other partners will then purchase the lots from the joint venture to construct homes thereon. The Company does not anticipate recording any income or loss from these joint ventures as the related lots will be sold to the Company and other partners at cost.

4. Acquisitions

   On August 31, 1998, the Company acquired a portion of the assets of Shea Homes' Phoenix, Arizona single-family homebuilding operation (which had recently been acquired from UDC Homes, Inc.) for approximately $59 million in cash. The acquisition was financed under the Company's unsecured revolving credit facility. At closing, the Company purchased or assumed the rights to acquire over 2,000 single-family lots located in 13 communities in the Phoenix Metropolitan area, of which seven communities were active subdivisions and acquired a backlog of 400 presold homes. In addition, the Company retained UDC's senior management team.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

    On September 30, 1997, the Company acquired all of the outstanding common stock of Duc Development Company ("Duc"), a privately held northern California homebuilding company, for approximately $16 million. In connection with this acquisition, the Company acquired certain other real estate assets related to Duc's operations for approximately $55 million in cash and the assumption of approximately $8 million of debt.

    Both acquisitions have been accounted for as a purchase, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $12 million and $6.85 million for the Arizona and Duc acquisitions, respectively. The excess purchase price has been recorded as excess of cost over net assets acquired in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods ranging from 7 to 12 years.

    The pro forma effect on the Company's consolidated operating results of the acquired businesses have not been presented, as the impact is not material.

5. Revolving Credit Facility and Trust Deed Notes Payable

 a. Revolving Credit Facility

    In July 1998, the Company and its bank group amended the unsecured Revolving Credit Facility (the "Facility") to, among other things, increase the commitment to $400 million and extend the maturity date to July 31, 2002. The Facility contains covenants which require, among other things, the maintenance of certain amounts of tangible stockholders' equity, limitations on leverage, and minimum interest coverage, as defined. The Facility also contains provisions which may, in certain circumstances, limit the amount the Company may borrow under the credit facility. At December 31, 1998, the Company had borrowings of $204.9 million outstanding under this Facility. Interest rates charged under this Facility include LIBOR and prime rate pricing options. In addition there are fees charged on the commitment and unused portion of the Facility, as defined.

    As of December 31, 1998, and throughout the year, the Company was in compliance with the covenants of the Revolving Credit Facility.

 b. Trust Deed Notes Payable

    At December 31, 1998 and 1997, trust deed notes payable primarily consisted of trust deeds on land purchases. At December 31, 1998, the weighted average interest rate on these trust deeds was approximately 7.4 percent.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 c. Borrowings and Maturities

   The following summarizes the borrowings outstanding under unsecured notes payable (excluding senior notes see Note 6) and trust deed notes payable during the three years ended December 31, 1998:

                                                     1998     1997     1996
                                                   --------  -------  -------
                                                    (Dollars in thousands)
   Maximum borrowings outstanding during year at
    month end..................................... $244,808  $98,295  $91,299
   Average outstanding balance during the year.... $ 97,349  $45,395  $78,552
   Weighted average interest rate for the year....      6.9%     7.3%     6.8%
   Weighted average interest rate on borrowings
    outstanding at year end.......................      7.0%     7.9%     7.1%

   Maturities of the trust deed notes payable and the senior notes (see Note 6 below) are as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
   1999............................................................   $ 39,663
   2000............................................................      1,161
   2001............................................................        --
   2002............................................................        --
   2003............................................................        --
   Thereafter......................................................    198,745
                                                                      --------
                                                                      $239,569
                                                                      ========

6. Senior Notes Payable

   Senior notes payable consist of the following:

                                                               At December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   10 1/2% Senior Notes due 2000............................. $ 19,637 $ 78,800
   8 1/2% Senior Notes due 2007, net.........................   99,379   99,331
   8% Senior Notes due 2008, net.............................   99,366      --
                                                              -------- --------
                                                              $218,382 $178,131
                                                              ======== ========

   In 1993, the Company issued $100 million principal amount of its 10 1/2% Senior Notes due March 1, 2000 (the "10 1/2% Senior Notes"). Interest is due and payable on March 1 and September 1 of each year. Under the original terms of the 10 1/2% Senior Notes, the Company did not have the option to redeem these notes prior to their scheduled maturities. However, the Company was required to make annual mandatory sinking fund payments sufficient to retire 20 percent of the original aggregate principal amount of these notes ($20 million per year) commencing on March 1, 1997, at a redemption price of 100 percent of the principal amount, with the balance of the notes to be retired on March 1, 2000. The Company made two $20 million sinking fund payments on the 10 1/2% Senior Notes in March of 1997 and 1998. Also, in May 1998, the Company repurchased and retired approximately $7.7 million of its 10 1/2% Senior Notes due 2000 through a series of open market purchases. In addition, on September 30, 1998, the Company completed a tender offer and consent solicitation for a portion of its 10 1/2% Senior Notes due 2000. In connection with this tender offer, the Company repurchased and retired approximately $31.5 million of its 10 1/2% Senior Notes. With the successful completion of the consent solicitation, certain restrictive financial covenants were modified or eliminated under the

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
indenture. In aggregate, the Company incurred an after tax extraordinary charge for the early extinguishment of debt, including transaction costs, of approximately $1.3 million for the year ended December 31, 1998. On March 1, 1999, the Company repaid the balance of the 10 1/2% Senior Notes outstanding ($19.6 million) under the annual sinking fund payment provision of the indenture.

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

   The 8 1/2% and 8% Senior Notes (the "Notes") are senior unsecured obligations of the Company and rank pari passu with the Company's other existing senior unsecured indebtedness. The Company will, under certain circumstances, be obligated to make an offer to purchase a portion of the Notes in the event of the Company's failure to maintain a minimum consolidated net worth, as defined, and under certain other circumstances. In addition, the Notes contain other restrictive covenants which, among other things, impose certain limitations on the ability of the Company to (i) incur additional indebtedness, (ii) create liens, (iii) make restricted payments, as defined, and (iv) sell assets. As of December 31, 1998, the Company was in compliance with the covenants under the Notes.

7. Mortgage Warehouse Line of Credit

   During 1998, the Company's financial services subsidiary entered into a revolving mortgage warehouse credit facility (the "Mortgage Warehouse Facility") with a bank to finance the subsidiary's mortgage loans held for sale. The total commitment under this facility at December 31, 1998 was $15 million and has a maturity date of May 31, 1999. Borrowings under the Mortgage Warehouse Facility are secured by the related mortgage loans held for sale and contain a LIBOR based pricing. Maximum borrowings outstanding under this facility at month end during fiscal 1998 was $10,826,000. Average borrowings outstanding during the year ended December 31, 1998 was $1,870,000. In addition, the Mortgage Warehouse Facility requires the Company's financial services subsidiary to comply with certain financial covenants, including, but not limited to, a minimum net worth requirement and a total liabilities to tangible net worth ratio. As of December 31, 1998, and throughout the year, Family Lending was in compliance with all covenants of the Mortgage Warehouse Facility.

8. Disclosures about Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

     Cash and Equivalents--The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short term investments and demand deposits.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

     Mortgage Notes Receivable--Mortgage notes receivable consist of first and second mortgages on single-family residences and trust deed notes receivable originated from land sales. Fair values are determined based upon discounted cash flows of the applicable instruments.

     Mortgage Loans Held for Sale--These consist primarily of first mortgages on single-family residences. Fair value of these loans is based on quoted market prices for similar loans.

     Revolving Credit Facility and Mortgage Warehouse Line of Credit--The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings (generally every 7 to 180 days).

     Trust Deed Notes Payable--These notes are primarily for purchase money deeds of trust on land acquired. These notes have maturities ranging from 1 month to three years. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities, therefore, carrying amounts approximate fair value.

     10 1/2% Senior Notes due 2000--This issue is publicly traded on the New York Stock Exchange. Consequently, the fair value of this issue is based on its quoted market price at year end.

     8 1/2% Senior Notes due 2007--This issue is also publicly traded on the New York Stock Exchange. As a result, the fair value of this issue is based on its quoted market price at year end.

     8% Senior Notes due 2008--These notes are publicly traded over the counter and the fair value is based upon the value of the last trade at year end.

   The estimated fair values of the Company's financial instruments from continuing operations are as follows:

                                                      At December 31,
                                            -----------------------------------
                                                  1998              1997
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
                                                  (Dollars in thousands)
   Financial assets:
     Homebuilding:
       Cash and equivalents................ $ 13,413 $ 13,413 $ 7,033  $  7,033
       Mortgage notes receivable...........    5,061    4,827   2,690     2,690
     Financial services:
       Cash and equivalents................    1,651    1,651   1,348     1,348
       Mortgage loans held for sale........   19,341   20,314   9,405    10,644
   Financial liabilities:
     Homebuilding:
       Revolving credit facility........... $204,900 $204,900 $19,000  $ 19,000
       Trust deed notes payable............   21,187   21,187  17,174    17,174
       10 1/2 Senior Notes due 2000........   19,637   20,054  78,800    82,669
       8 1/2 Senior Notes due 2007.........   99,379  100,375  99,331   102,990
       8% Senior Notes due 2007............   99,366   97,890     --        --
     Financial services:
       Mortgage warehouse line of credit...   10,826   10,826     --        --

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

9. Commitments and Contingencies

   The Company leases office facilities under noncancelable operating leases. Future minimum rental payments on operating leases, net of related subleases, having an initial term in excess of one year as of December 31, 1998 are as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                        (Dollars in thousands)
   1999................................................         $ 1,467
   2000................................................           1,624
   2001................................................           1,531
   2002................................................             906
   2003................................................             703
   Thereafter..........................................           1,285
                                                                -------
     Subtotal..........................................           7,516
   Less--Sublease income...............................          (1,233)
                                                                -------
     Net rental obligations............................         $ 6,283
                                                                =======

   Rent expense from continuing operations under noncancelable operating leases, net of sublease income, for the three years ended December 31, 1998 was approximately $838,000, $397,000 and $301,000, respectively.

   Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $1.9 million at December 31, 1998 and carried a weighted average interest rate of approximately 6.62 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to its investors.

   The Company and certain of its subsidiaries are parties to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to certain claims and litigation cannot presently be ascertained, the Company does not believe that these matters will result in a payment by the Company of monetary damages that, in the aggregate, would have a material impact on its financial position, results of operations or liquidity. It is possible that the reserves provided for by the Company with respect to such claims and litigation could change in the near term.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

10. Income Taxes

   The Company's provision for income taxes for continuing operations includes the following components:

                                                         Year Ended December 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------- ------- ------
                                                         (Dollars in thousands)
   Current:
     Federal...........................................  $24,940 $12,909 $  766
     State.............................................    4,160   3,471    209
                                                         ------- ------- ------
                                                          29,100  16,380    975
                                                         ------- ------- ------
   Deferred:
     Federal...........................................    3,931     535  3,254
     State.............................................      459     155    968
                                                         ------- ------- ------
                                                           4,390     690  4,222
                                                         ------- ------- ------
   Provision for income taxes for continuing operations
    and before extraordinary charge....................  $33,490 $17,070 $5,197
                                                         ======= ======= ======

   The components of the Company's deferred income tax asset (liability) from continuing operations is as follows:

                                                         At December 31,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
                                                     (Dollars in thousands)
Inventory adjustments............................... $     2,663  $    10,610
Financial accruals..................................       8,628        5,885
State income taxes .................................       2,115        1,160
Nondeductible purchase price........................      (2,747)      (4,613)
Amortization of excess of cost over net assets
 acquired...........................................          27          --
Other...............................................          98         (906)
                                                     -----------  -----------
                                                     $    10,784  $    12,136
                                                     ===========  ===========

   At December 31, 1998, the Company has a consolidated net deferred tax asset of approximately $10.8 million. A significant portion of this asset's realization is dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

   The effective tax rate differs from the Federal statutory rate of 35 percent for 1998 and 1997 and 34 percent for 1996 due to the following items:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
                                                    (Dollars in thousands)
   Financial income from continuing operations
    before income taxes and extraordinary charge..  $80,894  $41,046  $12,948
                                                    =======  =======  =======
   Provision for income taxes at statutory rate...  $28,313  $14,366  $ 4,402
   Increases (decreases) in tax resulting from:
     State income taxes...........................    4,648    2,481      796
     Nondeductible amortization of excess of cost
      over net assets
      acquired ...................................      399      100      --
     Other........................................      130      123       (1)
                                                    -------  -------  -------
   Provision for income taxes for continuing
    operations and before extraordinary charge....  $33,490  $17,070  $ 5,197
                                                    =======  =======  =======
   Effective tax rate for continuing operations ..     41.4%    41.6%    40.1%
                                                    =======  =======  =======

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

11. Stock Option Plan

   In 1991, the Company adopted the 1991 Employee Stock Incentive Plan (the "Plan") pursuant to which officers, directors and employees of the Company are eligible to receive options to purchase common stock of the Company. Under the Plan the maximum number of shares of Company stock that may be issued is one million. On May 13, 1997, the shareholders of the Company approved the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the maximum number of shares of Company stock that may be issued is two million.

   Options are typically granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options typically vest over a one to five year period and are generally exercisable at various dates over one to 10 year periods. When the options are exercised, the proceeds are credited to equity along with the related income tax benefits, if any.

   The following is a summary of the transactions relating to the two respective Plans for the years ended December 31, 1998, 1997 and 1996:

                                 1998                1997               1996
                          ------------------- ------------------- ------------------
                                     Weighted            Weighted           Weighted
                                     Average             Average            Average
                                     Exercise            Exercise           Exercise
                           Options    Price    Options    Price   Options    Price
                          ---------  -------- ---------  -------- --------  --------
Options outstanding,
 beginning of year......    958,990   $ 7.99    928,590   $ 6.30   721,590   $9.73
Granted.................  1,382,500    13.50    343,000    10.70   365,000    6.35
Exercised...............   (131,500)    5.86   (292,100)    5.81       --      --
Canceled................    (21,000)   12.57    (20,500)    7.83  (158,000)   9.48
                          ---------   ------  ---------   ------  --------   -----
Options outstanding, end
 of year................  2,188,990   $11.55    958,990   $ 7.99   928,590   $6.30
                          =========   ======  =========   ======  ========   =====
Options exercisable at
 end of year............    450,490             360,990            588,590
                          =========           =========           ========
Options available for
 future grant...........    323,775           1,685,275              7,775
                          =========           =========           ========

   During the fourth quarter of 1996 the Company repriced 326,100 options which were previously granted to nonexecutive employees. The new exercise price represented the fair market value of the shares at the date of repricing. The weighted average exercise price for all options outstanding as of December 31, 1996 reflects the repriced options at the new exercise price.

   The following information is provided pursuant to the requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123).

   The fair value of each option granted during the three years in the period ended December 31, 1998 is estimated using the Black--Scholes option-pricing model on the date of grant using the following weighted average assumptions:

                                                       1998     1997     1996
                                                      -------  -------  -------
   Dividend yield....................................    1.52%    1.31%     2.0%
   Expected volatility...............................   40.99%   43.80%   46.30%
   Risk-free interest rate...........................    5.18%    6.17%    6.12%
   Expected life..................................... 5 years  5 years  5 years

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   The 2,188,990 options outstanding as of December 31, 1998 have exercise prices between $5.38 and $17.63, with a weighted average exercise price of $11.55 and a weighted average remaining contractual life of 8.65 years. As of December 31, 1998, 450,490 of these options are exercisable with a weighted average exercise price of $7.99. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $5.35, $6.55 and $2.75, respectively.

   During the years ended December 31, 1998, 1997 and 1996, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with FAS 123 for the Company's 1998, 1997 and 1996 grants for its stock-based compensation plan, the Company's net income and diluted net income per share for the years ended December 31, 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                                 Year Ended December 31,
                            -----------------------------------------------------------------
                                    1998                  1997                  1996
                            --------------------- --------------------- ---------------------
                            As Reported Pro Forma As Reported Pro Forma As Reported Pro Forma
                            ----------- --------- ----------- --------- ----------- ---------
                                    (Dollars in thousands, except per share amounts)
   Net income..............   $45,877    $44,210    $27,326    $27,100    $8,393     $7,619
   Diluted net income per
    common share...........   $  1.53    $  1.47    $   .92    $   .91    $  .28     $  .25

   The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

12. Stockholder Rights Plan and Common Stock Repurchase Plan

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

   In July 1995, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company's common stock. In January 1997, the Board increased the repurchase limit to $20 million. For the year ended December 31, 1998, the Company repurchased 139,301 shares of its common stock for an aggregate price of approximately $1.3 million. Since July 1995 and through the year ended December 31, 1998, the Company had repurchased an aggregate of 1,425,051 shares of its common stock for approximately
$9.6 million, leaving a balance of approximately $10.4 million available under the repurchase program.

13. Discontinued Operations

   In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Plan") for the Company's savings and loan subsidiary ("Savings"). Pursuant to the Plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. The gain

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, the Company entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter. The definitive agreement is subject to a number of conditions including approval of the transaction by the Office of Thrift Supervision ("OTS"). As a result, Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated financial statements. Management currently estimates that both the disposition of Savings under the Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company.

   Interest income from Savings aggregated $3,451,000, $12,395,000 and $19,607,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   In November 1997, the Company entered into a definitive agreement to sell all of the outstanding stock of Panel Concepts, Inc. ("Panel") to a third party. This transaction closed December 1, 1997. A net gain of approximately $3.3 million has been reflected in the accompanying consolidated results of operations. Proceeds from the sale of Panel were approximately $9.5 million before transaction and other related costs. In addition, certain non-operating assets of Panel totaling approximately $9 million were distributed to the Company prior to the closing. Panel has also been accounted for as a discontinued operation and, accordingly, the results of its operations have been segregated in the accompanying consolidated statements of income. In addition, since the sale of Panel was completed before the end of 1997, there are no assets or liabilities included in the accompanying consolidated balance sheets.

   Product sales from Panel totaled $19,689,000 and $19,311,000 for the years ended December 31, 1997 and 1996, respectively.

   The components of net assets of discontinued operations, all of which relates to Savings, included in the consolidated balance sheets at December 31, 1998 and 1997 are as follows:

                                                              At December 31,
                                                              ---------------
                                                               1998    1997
                                                              ------- -------
                                                                  (Dollars in
                                                                   thousands)
Assets:
  Cash and equivalents....................................... $38,130 $44,956
  Investment securities available for sale...................  15,649  22,559
  Accrued interest receivable................................     244     317
  Property and equipment, net ...............................      62      98
  Deferred income taxes......................................     274   1,273
  Investment in FHLB stock...................................   8,971   8,465
  Other assets...............................................      73     108
                                                              ------- -------
    Total assets--discontinued operations.................... $63,403 $77,776
                                                              ------- -------
Liabilities:
  Savings accounts........................................... $53,878 $50,230
  FHLB advances..............................................     --   18,000
  Accounts payable and accrued expenses......................   1,478     819
                                                              ------- -------
    Total liabilities--discontinued operations...............  55,356  69,049
                                                              ------- -------
Net assets of discontinued operations........................ $ 8,047 $ 8,727
                                                              ======= =======

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

14. Results of Quarterly Operations (Unaudited)

                              First      Second    Third     Fourth
                             Quarter   Quarter(1) Quarter   Quarter   Total(2)
                             --------  ---------- --------  --------  --------
                                (Dollars in thousands, except per share
                                                amounts)
1998:
  Revenues.................. $ 96,911   $153,141  $194,130  $315,431  $759,612
  Income from continuing
   operations before income
   taxes and extraordinary
   charge...................    8,325     17,340    19,649    35,579    80,894
  Income (loss) from
   discontinued operations,
   net of income taxes......      (65)       (42)      (36)      (56)     (199)
  Extraordinary charge from
   the early extinguishment
   of debt, net of income
   taxes....................      --        (222)   (1,106)      --     (1,328)
  Net income................ $  4,768   $  9,915  $ 10,370  $ 20,823  $ 45,877
                             ========   ========  ========  ========  ========
  Diluted Net Income Per
   Share:
    Income per share from
     continuing operations.. $   0.16   $   0.34  $   0.38  $   0.70  $   1.58
    Income (loss) per share
     from discontinued
     operations.............    (0.00)     (0.00)    (0.00)    (0.00)    (0.01)
    Extraordinary charge
     from the early
     extinguishment of
     debt...................      --       (0.01)    (0.04)      --      (0.04)
                             --------   --------  --------  --------  --------
    Net income per share.... $   0.16   $   0.33  $   0.34  $   0.70  $   1.53
                             ========   ========  ========  ========  ========
1997:
  Revenues.................. $111,303   $140,578  $177,150  $155,541  $584,571
  Income from continuing
   operations before income
   taxes....................    5,146      7,955    11,660    16,285    41,046
  Income (loss) from
   discontinued operations,
   net of income taxes......      484        (24)      367      (779)       48
  Gain on disposal of
   discontinued operation,
   net of income taxes......      --         --        --      3,302     3,302
  Net income................ $  3,517   $  4,667  $  7,241  $ 11,901  $ 27,326
                             ========   ========  ========  ========  ========
  Diluted Net Income Per
   Share:
    Income per share from
     continuing operations.. $   0.10   $   0.16  $   0.23  $   0.32  $   0.81
    Income (loss) per share
     from discontinued
     operations.............     0.02       0.00      0.01     (0.03)     0.00
    Gain on disposal of
     discontinued
     operation..............      --         --        --       0.11      0.11
                             --------   --------  --------  --------  --------
    Net income per share.... $   0.12   $   0.16  $   0.24  $   0.40  $   0.92
                             ========   ========  ========  ========  ========

--------
(1) Reflects certain reclassifications made to conform with 1998 year end presentation with respect to transactions related to the early extinguishment of debt (see Note 6).

(2) Some amounts do not add across due to rounding differences in quarterly amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain of the information required by this Item with respect to executive officers is set forth under the caption "Executive Officers of the Company" in
Part I. The remaining information required by Items 401 and 405 of Regulation S-K is set forth in the Company's 1999 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. The Company's 1999 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K is set forth in the Company's 1999 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. The Company's 1999 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 403 of Regulation S-K is set forth in the Company's 1999 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. The Company's 1999 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 404 of Regulation S-K is set forth in the Company's 1999 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. The Company's 1999 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                      Reference
                                                                      ---------
(a) (1) Financial Statements, included in Part II of this report:
          Report of Independent Public Accountants....................................................     23
          Consolidated Statements of Income for each of the three years in the period ended
            December 31, 1998.........................................................................     24
          Consolidated Balance Sheets at December 31, 1998 and 1997...................................     25
          Consolidated Statements of Stockholders' Equity for each of the three years in the period
            ended December 31, 1998...................................................................     26
          Consolidated Statements of Cash Flows for each of the three years in the period ended
            December 31, 1998.........................................................................     27
          Notes to Consolidated Financial Statements..................................................     29

  (2) Financial Statement Schedules:
          Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

  (3) Index to Exhibits
          See Index to Exhibits on pages 47-48 below.

(b)Reports on Form 8-K. Form 8-K dated October 2, 1998, was filed during the last quarter of the period covered by this Annual Report on Form 10-K reporting that the Company had successfully completed its tender offer and consent solicitation for its outstanding 10 1/2% Senior Notes due 2000.

(c)Index to Exhibits. See Index to Exhibits on pages 47-48 below.

(d)Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, California, on the 22nd day of March 1999.

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

             Signature                            Title                     Date
             ---------                            -----                     ----

       /s/ Arthur E. Svendsen        Chairman of the Board, Chief      March 22, 1999
____________________________________ Executive Officer and Director
        (Arthur E. Svendsen)


    /s/ Stephen  J. Scarborough      President and Director            March 22, 1999
____________________________________
      (Stephen J. Scarborough)


        /s/ Andrew H. Parnes         Vice President--Finance,          March 22, 1999
____________________________________ Treasurer and Chief Financial
         (Andrew H. Parnes)          Officer


     /s/ Robert J. St. Lawrence      Director                          March 22, 1999
____________________________________
      (Robert J. St. Lawrence)


     /s/ William H. Langenberg       Director                          March 22, 1999
____________________________________
      (William H. Langenberg)


         /s/ James L. Doti           Director                          March 22, 1999
____________________________________
          (James L. Doti)


        /s/ Keith D. Koeller         Director                          March 22, 1999
____________________________________
         (Keith D. Koeller)


       /s/ Donald H. Spengler        Director                          March 22, 1999
____________________________________
        (Donald H. Spengler)


        /s/ Ronald R. Foell          Director                          March 22, 1999
____________________________________
         (Ronald R. Foell)


       /s/ Douglas C. Jacobs         Director                          March 22, 1999
____________________________________
        (Douglas C. Jacobs)

                               INDEX TO EXHIBITS


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

  *4.4 Standard Pacific Corp. Officers' Certificate dated February 5, 1998 with respect to the Registrant's 8% Senior Notes due 2008.

  *4.5 Registration Rights Agreement dated as of February 5, 1998 between the Registrant and SBC Warburg Dillon Read Inc., BancAmerica Robertson Stephens and Donaldson Lufkin & Jenrette Securities Corporation.

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

  *10.2 Seventh Amended and Restated Revolving Credit Agreement dated as of
        July 28, 1998, among the Company, Bank of America National Trust and Savings Association, The First National Bank of Chicago, Credit Lyonnais Los Angeles Branch, Fleet National Bank, Sanwa Bank California, Comerica Bank, PNC Bank, National Association, Bank United, First American Bank Texas, SSB, Union Bank of California and Guaranty Federal Bank, F.S.B., incorporated by reference to
        Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

  *10.10 Share Purchase Agreement, dated as of November 7, 1997, by and between the Company and HON Industries, Inc.

  *10.11 Asset Purchase Agreement, dated August 13, 1998, by and among UDC
         Homes, Inc., UDC Homes Construction, Inc., Shea Homes Limited Partnership, Standard Pacific of Arizona, Inc., Standard Pacific Construction, Inc., and Standard Pacific Corp., incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated August 28, 1998.

   21.1  Subsidiaries of the Company.

   23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.

   27.1  Financial Data Schedule.
--------
   (*) Previously filed.