Form 10-Q
period 1999-03-31
STANDARD PACIFIC CORP /DE/
filed 1999-05-13
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at May 4, 1999: 29,643,980

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                          PART I FINANCIAL INFORMATION


     The consolidated condensed financial statements included herein have been prepared by Standard Pacific Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                -----------------------
                                                                   1999         1998
                                                                ----------   ----------
Homebuilding:
   Revenues                                                     $  214,480   $   96,911
   Cost of sales                                                   174,641       79,917
                                                                ----------   ----------
       Gross margin                                                 39,839       16,994
                                                                ----------   ----------
   Selling, general and administrative expenses                     20,224        9,167
   Income from unconsolidated joint ventures                         4,618          951
   Interest expense                                                    291          272
   Amortization of excess of cost over net assets acquired             495          245
   Other income                                                         24           49
                                                                ----------   ----------
     Homebuilding pretax income                                     23,471        8,310
                                                                ----------   ----------

Financial Services:
   Revenues                                                            590          261
   Income from unconsolidated joint venture                            198            -
   Expenses                                                            680          246
                                                                ----------   ----------
     Financial services pretax income                                  108           15
                                                                ----------   ----------

Income from continuing operations before income taxes               23,579        8,325
Provision for income taxes                                          (9,708)      (3,492)
                                                                ----------   ----------
Income from continuing operations                                   13,871        4,833

Income (loss) from discontinued operation, net of income
  taxes of $54 and $15, respectively                                   (77)         (65)
                                                                ----------   ----------
Net Income                                                      $   13,794   $    4,768
                                                                ==========   ==========

Basic Net Income Per Share:
   Income per share from continuing operations                  $     0.47   $     0.16
   Income (loss) per share from discontinued operation               (0.00)       (0.00)
                                                                ----------   ----------
   Net Income Per Share                                         $     0.47   $     0.16
                                                                ==========   ==========

   Weighted average common shares outstanding                   29,636,636   29,690,809
                                                                ==========   ==========

Diluted Net Income Per Share:
   Income per share from continuing operations                  $     0.46   $     0.16
   Income (loss) per share from discontinued operation               (0.00)       (0.00)
                                                                ----------   ----------
   Net Income Per Share                                         $     0.46   $     0.16
                                                                ==========   ==========

     Weighted average common and diluted shares outstanding      29,885,871  30,161,837
                                                                 ==========  ==========

                  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                      March 31,   December 31,
                                                                        1999          1998
                                                                      ---------   ------------
                                         ASSETS
Homebuilding:
   Cash and equivalents                                                $  4,524      $ 13,413
   Other notes and accounts receivable, net                              11,428        25,279
   Mortgage notes receivable and accrued interest                         4,968         5,061
   Inventories                                                          751,176       713,446
   Investments in and advances to unconsolidated joint ventures          33,907        38,405
   Property and equipment, net                                            3,519         3,512
   Deferred income taxes                                                  9,572        10,784
   Other assets                                                           6,415         8,210
   Excess of cost over net assets acquired, net                          16,798        17,293
                                                                       --------      --------
                                                                        842,307       835,403
                                                                       --------      --------
Financial Services:
   Cash and equivalents                                                      62         1,651
   Mortgage loans held for sale                                           8,511        19,341
   Other assets                                                           2,002         1,920
                                                                       --------      --------
                                                                         10,575        22,912
                                                                       --------      --------
Net assets of discontinued operation                                      7,970         8,047
                                                                       --------      --------
      Total Assets                                                     $860,852      $866,362
                                                                       ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
   Accounts payable                                                    $ 27,668      $ 22,015
   Accrued liabilities                                                   58,503        63,777
   Revolving credit facility                                            232,200       204,900
   Trust deed notes payable                                               4,822        21,187
   Senior notes payable                                                 198,770       218,382
                                                                       --------      --------
                                                                        521,963       530,261
                                                                       --------      --------
Financial Services:
   Accounts payable and accrued liabilities                                 503           596
   Mortgage warehouse line of credit                                      1,327        10,826
                                                                       --------      --------
                                                                          1,830        11,422
                                                                       --------      --------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      none issued                                                             -             -
   Common stock, $.01 par value; 100,000,000 shares authorized;
      29,637,480 and 29,629,480 shares outstanding, respectively            296           296
   Paid-in capital                                                      283,665       283,598
   Retained earnings                                                     53,098        40,785
                                                                       --------      --------
   Total stockholders' equity                                           337,059       324,679
                                                                       --------      --------
      Total Liabilities and Stockholders' Equity                       $860,852      $866,362
                                                                       ========      ========

                  The accompanying notes are an integral part
                of these consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                         --------------------
                                                                                           1999        1998
                                                                                         --------    --------
Cash Flows From Operating Activities:
  Net income                                                                             $ 13,794    $  4,768
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities of continuing operations:
      Discontinued operation                                                                   77          65
      Depreciation and amortization                                                           300         193
      Amortization of excess of cost over net assets acquired                                 495         245
      Changes in cash and equivalents due to:
        Receivables and accrued interest                                                   24,774       4,903
        Inventories                                                                       (37,705)    (54,157)
        Deferred income taxes                                                               1,212         631
        Other assets                                                                        1,713         154
        Accounts payable                                                                    5,679        (856)
        Accrued liabilities                                                                (5,367)        920
                                                                                         --------    --------
  Net cash provided by (used in) operating activities of continuing operations              4,972     (43,134)
                                                                                         --------    --------
Cash Flows From Investing Activities:
  Net additions to property and equipment                                                    (307)       (219)
  Net distributions from (investments in) unconsolidated joint ventures                     4,498      (4,643)
  Proceeds from the sale of discontinued operation                                              -       1,087
                                                                                         --------    --------
  Net cash provided by (used in) investing activities                                       4,191      (3,775)
                                                                                         --------    --------
Cash Flows From Financing Activities:
  Net proceeds from (payments on) bank credit facility                                     27,300     (19,000)
  Net proceeds from (payments on) mortgage warehouse line of credit                        (9,499)          -
  Net proceeds from the issuance of senior notes                                                -      97,571
  Principal payments on senior notes and trust deed notes payable                         (36,002)    (20,012)
  Dividends paid                                                                           (1,481)     (1,187)
  Proceeds from the exercise of stock options                                                  41         503
                                                                                         --------    --------
  Net cash provided by (used in) financing activities                                     (19,641)     57,875
                                                                                         --------    --------
  Net cash provided by (used in) discontinued operation                                     5,626     (23,421)
                                                                                         --------    --------
  Net increase (decrease) in cash and equivalents                                          (4,852)    (12,455)
  Cash and equivalents at beginning of period                                              53,194      53,337
                                                                                         --------    --------
  Cash and equivalents at end of period                                                  $ 48,342    $ 40,882
                                                                                         ========    ========
Summary of Cash Balances:
  Continuing operations                                                                  $  4,586    $ 19,347
  Discontinued operation                                                                   43,756      21,535
                                                                                         --------    --------
                                                                                         $ 48,342    $ 40,882
                                                                                         ========    ========

                  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 1999        1998
                                                                               --------    --------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest - continuing operations                                           $8,543     $ 4,789
      Income taxes                                                                9,500       1,200

Supplemental Disclosures of Noncash Activities:
   Trust deed note receivable issued in connection with the sale of land         $    -     $10,253
   Expenses capitalized in connection with the issuance of the 8% senior
      notes due 2008                                                                  -       1,750
   Income tax benefit credited in connection with shares of common stock
      issued pursuant to stock options exercised                                     26         387

                 The accompanying notes are an integral part
                  of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.  Basis of Presentation
    ---------------------

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the periods presented.

2.  Capitalization of Interest
    --------------------------

     The following is a summary of interest capitalized and expensed related to inventories for the three-month periods ended March 31, 1999 and 1998.

                                                                       Three Months Ended March 31,
                                                                -------------------------------------------
                                                                      1999                      1998
                                                                ------------------       ------------------
                                                                            (Dollars in thousands)
Total interest incurred during the period                          $     8,729              $     6,178
Less: Interest capitalized as a cost of  real estate under               8,438                    5,906
 development                                                    ------------------       ------------------

Interest expense                                                   $       291              $       272
                                                                ==================       ==================

Interest previously capitalized as a cost  of  real estate
 under development, included in cost of sales                      $     5,385              $     3,867
                                                                ==================       ==================

Capitalized interest in ending inventories                         $    18,208              $    15,751
                                                                ==================       ==================

3.  Recent Accounting Pronouncement
    -------------------------------

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

4.  Reclassifications
    -----------------

     Certain reclassifications have been made to the 1998 financial statements to conform with current period presentation.

5.  Net Income Per Share
    --------------------

     The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table set forth below reconciles the components of the basic net income per share calculation to diluted net income per share.

                                                                        For the Three Months Ended March 31,
                                             -------------------------------------------------------------------------------------
                                                                   1999                                 1998
                                             ----------------------------------------     ----------------------------------------
                                                Income        Shares         EPS             Income        Shares          EPS
                                             ------------   -----------   -----------      -----------   -----------   -----------
                                                                (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders before
    discontinued operation                     $   13,871   29,636,636      $  0.47          $  4,833      29,690,809    $  0.16
Effect of dilutive stock options                     -         249,235                           -         471,028
                                             -------------------------                      ----------------------
Diluted net income per share from
 continuing operations                         $   13,871   29,885,871      $  0.46          $  4,833      30,161,837    $  0.16
                                             ========================================      =======================================

6.  10 1/2% Senior Notes due 2000
    -----------------------------

     On September 30, 1998, the Company completed its tender offer and consent solicitation for a portion of its 10 1/2% Senior Notes due 2000. In connection with the tender offer, the Company repurchased and retired approximately $31.5 million of its 10 1/2% Senior Notes, leaving a balance of approximately $19.6 million remaining. On March 1, 1999, the Company repaid the balance of the 10 1/2% Senior Notes outstanding under the annual sinking fund payment provision of the indenture.

7.  Discontinued Operations
    -----------------------

     In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Plan") for the Company's savings and loan subsidiary ("Savings"). Pursuant to the Plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits are sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, the Company entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, subject to certain conditions including regulatory approval. In April 1999, the Office of Thrift Supervision ("OTS") approved the sale, subject to certain additional conditions. Management currently estimates that both the disposition of Savings under the Plan and the operating results of Savings for the period through the disposition will not result in a significant gain or loss to the Company. Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated condensed financial statements.

     Interest income from the discontinued operation totaled approximately $782,000 and $874,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

  The components of the net assets of the discontinued operation included in the accompanying consolidated condensed balance sheets as of March 31, 1999 and December 31, 1998 are as follows:


                                                     At March 31, 1999           At December 31, 1998
                                                  -----------------------       -----------------------
                                                                   (Dollars in thousands)
Assets:
 Cash and equivalents                                    $    43,756                  $     38,130
 Investment securities available for sale                      5,140                        15,649
 Accrued interest receivable                                     201                           244
 Property and equipment, net                                      69                            62
 Deferred income taxes                                           366                           274
 Investment in FHLB stock                                      9,094                         8,971
 Other assets                                                      4                            73
                                                  -----------------------       -----------------------
    Total assets-- discontinued operation                $    58,630                  $     63,403
                                                  -----------------------       -----------------------
Liabilities:
 Savings accounts                                        $    49,097                  $     53,878
 Accounts payable and accrued liabilities                      1,563                         1,478
                                                  -----------------------       -----------------------
    Total liabilities-- discontinued operation                50,660                        55,356
                                                  -----------------------       -----------------------
Net assets of discontinued operation                     $     7,970                  $      8,047
                                                  =======================       =======================


8.  Subsequent Event
    ----------------

     In April 1999, the Company issued $100 million of 8 1/2% Senior Notes due April 1, 2009 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes were issued at par. These notes are senior unsecured obligations and rank equally with the Company's other existing senior unsecured indebtedness. The 8 1/2% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on the ability of the Company to (1) incur additional indebtedness,
(2) create liens, (3) make restricted payments, as defined, and (4) sell assets. The 8 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part, any time after April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after offering expenses were approximately $97.8 million and were used to repay a portion of the balance outstanding under the Company's revolving credit facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise requires, the terms "we," "us" and "our" refer to Standard Pacific Corp. and its subsidiaries.

Results of Operations

                         Selected Financial Information

                                                                                           Three Months Ended March 31,
                                                                               ---------------------------------------------------
                                                                                        1999                         1998
                                                                               ----------------------        ---------------------
                                                                                              (Dollars in thousands)
Homebuilding:
 Revenues                                                                               $214,480                      $96,911
 Cost of sales                                                                           174,641                       79,917
                                                                               ----------------------        ---------------------
   Gross margin                                                                           39,839                       16,994
                                                                               ----------------------        ---------------------
   Gross margin percentage                                                                 18.6%                        17.5%
                                                                               ----------------------        ---------------------
 Selling, general and administrative expenses                                             20,224                        9,167
 Income from unconsolidated joint ventures                                                 4,618                          951
 Interest expense                                                                            291                          272
 Amortization of excess of cost over net assets acquired                                     495                          245
 Other income                                                                                 24                           49
                                                                               ----------------------        ---------------------
   Homebuilding pretax income                                                             23,471                        8,310
                                                                               ----------------------        ---------------------

Financial Services:
 Revenues                                                                                    590                          261
 Income from unconsolidated joint venture                                                    198                            -
 Expenses                                                                                    680                          246
                                                                               ----------------------        ---------------------
   Financial services pretax income                                                          108                           15
                                                                               ----------------------        ---------------------

Income from continuing operations before income taxes                                   $ 23,579                      $ 8,325
                                                                               ======================        =====================

                                 Operating Data

                                                                                           Three Months Ended March 31,
                                                                               ---------------------------------------------------
                                                                                        1999                         1998
                                                                               ---------------------         ---------------------
                                                                                        (Dollars in thousands, except
                                                                                         average selling prices)
New Homes Delivered:
  Southern California                                                                        194                          146
  Northern California                                                                        168                           80
                                                                               ---------------------          --------------------
      Total California                                                                       362                          226
                                                                               ---------------------          --------------------

  Dallas/Austin                                                                               67                           44
  Houston                                                                                     36                           34
                                                                               ---------------------          --------------------
      Total Texas                                                                            103                           78
                                                                               ---------------------          --------------------
  Arizona                                                                                    188                            -
                                                                               ---------------------          --------------------
  Consolidated total                                                                         653                          304
  Unconsolidated joint ventures (California)                                                   -                           19
      Total                                                                                  653                          323
                                                                               =====================          ====================

Average Selling Price:
  California deliveries (excluding joint ventures)                                      $442,132                     $347,709
  Texas deliveries                                                                      $224,488                     $211,943
  Arizona deliveries                                                                    $160,864                     $      -
  Combined (excluding joint ventures)                                                   $326,825                     $312,874
  Combined (including joint ventures)                                                   $326,825                     $313,841


                                                                                             Three Months Ended March 31,
                                                                               ----------------------------------------------------
                                                                                          1999                          1998
                                                                               ---------------------         ----------------------
Net New Orders:
  Southern California                                                                       318                            415
  Northern California                                                                       276                            170
                                                                               ---------------------          ---------------------
      Total California                                                                      594                            585
                                                                               ---------------------          ---------------------

  Dallas/Austin                                                                             102                             76
  Houston                                                                                    35                             37
                                                                               ---------------------          ---------------------
      Total Texas                                                                           137                            113
                                                                               ---------------------          ---------------------

  Arizona                                                                                   204                              -
                                                                               ---------------------          ---------------------

  Consolidated total                                                                        935                            698
  Unconsolidated joint ventures (California)                                                  -                              7
                                                                               ---------------------          ---------------------
      Total                                                                                 935                            705
                                                                               =====================          =====================

                                                                                                  At  March 31,
                                                                               ----------------------------------------------------
                                                                                        1999                          1998
                                                                               ---------------------         ----------------------
Backlog (in units):
  Southern California                                                                       501                            539
  Northern California                                                                       355                            241
                                                                               ---------------------         ----------------------
      Total California                                                                      856                            780
                                                                               ---------------------         ----------------------
  Dallas/Austin                                                                             123                             98
  Houston                                                                                    30                             55
                                                                               ---------------------         ----------------------
      Total Texas                                                                           153                            153
                                                                               ---------------------         ----------------------
  Arizona                                                                                   384                              -
                                                                               ---------------------         ----------------------
  Consolidated total                                                                      1,393                            933
  Unconsolidated joint ventures (California)                                                  -                             15
                                                                               ---------------------         ----------------------
      Total backlog                                                                       1,393                            948
                                                                               =====================         ======================
Backlog at Quarter End (estimated dollar value in thousands)                           $461,789                       $335,893
                                                                               =====================         ======================
Active Selling Communities at Quarter End:
  California                                                                                 35                             25
  Texas                                                                                      16                             19
  Arizona                                                                                    11                              -
  Unconsolidated joint ventures (California)                                                  -                              3
                                                                               ---------------------         ----------------------
      Total                                                                                  62                             47
                                                                               =====================         ======================
Building Sites Owned or Controlled:
  California                                                                              9,614                          8,745
  Texas                                                                                   2,538                          1,642
  Arizona                                                                                 3,671                              -
                                                                               ---------------------         ----------------------
      Total                                                                              15,823                         10,387
                                                                               =====================         ======================

     Income from continuing operations for the quarter ended March 31, 1999 increased 187 percent to $13,871,000, or $0.46 per diluted share, compared to $4,833,000, or $0.16 per diluted share for the year earlier period. The significant increase in earnings was principally attributable to record first quarter revenues and deliveries coupled with continued improvement in the homebuilding gross margin percentage. This strong performance reflects the continued strength of the California housing market as well as solid contributions from our Texas and Arizona operations.

     Net income for the 1999 first quarter including the discontinued operation increased 189 percent to $13,794,000, or $0.46 per diluted share, compared to $4,768,000, or $0.16 per diluted share in the 1998 first quarter. The discontinued operation includes our savings and loan subsidiary which is pending disposition pursuant to a definitive sale agreement. In April 1999, the Office of Thrift Supervision ("OTS") approved the sale of the thrift subject to certain conditions. We currently estimate that both the disposition of the thrift and the operating results for the period through disposition will not result in a significant gain or loss.

     Homebuilding

     Homebuilding revenues increased 121 percent in the 1999 first quarter to $214.5 million from $96.9 million in the year earlier period. The revenue increase was due to a 115 percent increase in new home deliveries to a record 653 new homes (excluding joint ventures) coupled with a 4 percent increase in the average home price to $326,825. Deliveries were up in all regions led by a 60 percent increase in California (excluding joint ventures), followed by a 32 percent increase in Texas. The improvement in Texas was primarily due to increased deliveries from our Dallas operation resulting from the addition of new, well-located communities. Deliveries from our new Arizona operations totaled 188 homes for the 1999 first quarter. The increase in the average home price primarily reflects the delivery of larger, more expensive homes in California as well as general price increases generated from the strong housing demand in California. The average selling price in California for the 1999 first quarter was up 27 percent to $442,132 compared to $347,709 for the 1998 first quarter.

     The average cost per new home delivery for the 1999 first quarter was up 3 percent over the 1998 first quarter as a result of the delivery of larger, more expensive homes and higher pricing due to strong demand for housing in California, which was partially offset by the lower priced homes delivered in Arizona and Texas.

     Our homebuilding gross margin percentage for the 1999 first quarter improved 110 basis points to 18.6 percent reflecting higher margins generated in California resulting from the delivery of larger, more expensive homes and higher pricing due to strong demand for housing, improved gross margins from our Texas operations due to newer, more attractive locations, and overall efficiencies derived from increased operating volume.

     Selling, general and administrative expenses for the 1999 first quarter declined slightly as a percentage of revenues to 9.4 percent from 9.5 percent in the year earlier period. The modest decline relative to the significant increase in revenues was a result of higher sales and marketing costs incurred in the 1999 first quarter related to the planned opening of approximately 60 new communities throughout the year.

     Income from unconsolidated joint ventures increased significantly due to the profits generated from the Talega land development joint venture in south Orange County with Catellus Residential and Starwood Capital which began its lot sale program in late 1998.

     Amortization of excess of cost over net assets acquired for the 1999 first quarter relates to both the 1997 northern California acquisition, as well as the third quarter 1998 acquisition of our Arizona operation. The amortization expense for the 1998 first quarter includes only the northern California acquisition.

     Net new orders for the 1999 first quarter were up 33 percent over the prior year first quarter to a record 935 new homes. Orders were up modestly in California where the number of active selling communities during the quarter remained fairly consistent with the prior year period, while orders in Texas were up 21 percent despite a slight decline in the active selling community count. In addition, our Arizona operations generated 204 net new orders.
Within California, we experienced a 62 percent increase in orders in northern California and a 25 percent decline in orders in southern California. This decrease in southern California was primarily due to the strong level of demand in the prior year period and the timing of new project openings in 1999 which will be weighted more heavily towards the second and third quarters. Our backlog at March 31, 1999 stood at a record 1,393 homes, with an estimated sales value of approximately $461.8 million, a 37 percent increase over the 1998 first quarter backlog value. In addition, we are planning on opening approximately 46 new communities throughout the balance of 1999, 30 of which are planned for California, 10 for Texas and 6 for Arizona. These new openings coupled with the strong backlog at March 31, 1999, should position us for continued growth in unit volume for the balance of 1999.

     In addition, we continue to control a diversified portfolio of buildable lots consistent with our general goal of maintaining a three to four year supply. At March 31, 1999, our land holdings totaled approximately 15,800 lots owned or controlled, 9,600 of which were located in California.

     Financial Services

     During the first quarter, our California mortgage banking operations saw their net loan originations increase 45 percent over the 1998 fourth quarter volume level contributing to a 43 percent improvement in the mortgage pipeline total at quarter end. These levels and trends are expected to put this start-up operation in a position to be profitable before year end.

     In addition, our mortgage banking joint venture with Norwest Bank currently serves our Arizona homebuyers. This venture is in the process of expanding into Texas to provide mortgages to our Dallas, Austin and Houston homebuyers.

Liquidity and Capital Resources

     Our homebuilding operations' principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion, principal and interest payments on debt and dividends to our shareholders. Cash requirements have been provided from internally generated funds and outside borrowings, including a bank revolving credit facility and public note offerings. Our mortgage banking subsidiary uses cash from internal funds and a mortgage warehouse credit facility to fund its mortgage lending operations. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash, are sufficient to finance our current working capital requirements and other needs.

     Borrowings outstanding under our unsecured revolving credit facility totaled $232.2 million at March 31, 1999 versus $204.9 million at December 31, 1998. The total commitment under the revolving credit facility is $400 million and has a maturity date of July 31, 2002.

     To fund mortgage loans through our financial services subsidiary, we have in place a $15 million revolving mortgage warehouse credit facility with a bank. Mortgage loans are held for a short period of time and are typically sold to investors within approximately 30 days following funding. Borrowings are secured by the related mortgage loans held for sale and contain a LIBOR based pricing. The facility, which has a maturity date of May 31, 1999, requires our financial services subsidiary to comply with certain financial covenants. We are in discussions with our bank regarding extending the maturity date of this facility as well as increasing the total commitment to provide the capacity for growth within our financial services operations.

     On September 30, 1998, we repurchased and retired approximately $31.5 million of our 10 1/2% Senior Notes in connection with our tender offer and consent solicitation, leaving a balance of approximately $19.6 million remaining. On March 1, 1999, we repaid the balance of these notes under the annual sinking fund payment provision of the indenture.

     From time to time, we use purchase money mortgage financing to finance land acquisitions. At March 31, 1999, we had approximately $4.8 million outstanding under trust deed notes payable, a decrease of $16.4 million from December 31, 1998.

     Additionally, as a form of off-balance-sheet financing and for other purposes, on selected projects we use joint ventures which obtain secured construction financing. This type of structure minimizes the use of funds from our revolving credit facility and other financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.

     We did not repurchase any shares of our common stock during the quarter ended March 31, 1999 pursuant to the previously announced common stock repurchase program. However, since the inception of our stock buyback plan, we have repurchased an aggregate of 1,425,051 shares of our common stock for approximately $9.6 million, leaving a balance of approximately $10.4 million available under the repurchase program.

     We paid approximately $1.5 million in dividends to our stockholders during the quarter ended March 31, 1999. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our earnings, cash flow, capital requirements and operating and financial condition. Additionally, certain senior credit and debt agreements impose restrictions on the amount of dividends we may be able to pay. On April 28, 1999, our Board of Directors declared a quarterly cash dividend of $.05 per share of common stock. The dividend will be payable on May 28, 1999 to stockholders of record on May 14, 1999.

     In October 1998, we had declared effective by the Securities and Exchange Commission a $300 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits us to issue, from time to time, up to an aggregate of $300 million of our common stock, preferred stock, debt securities and warrants as market conditions permit.

     In April 1999, we utilized a portion of our universal shelf and issued $100 million of 8 1/2% Senior Notes due April 1, 2009 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes were issued at par. These notes are senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness. The 8 1/2% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, as defined, and (4) sell assets. The 8 1/2% Senior Notes are redeemable at our option, in whole or in part, at any time after April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after offering expenses were approximately $97.8 million and were used to repay a portion of the balance outstanding under our revolving credit facility.

     We have no material commitments or off-balance-sheet financing arrangements that would tend to affect our future liquidity.

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

     We are in the process of formulating our year 2000 contingency plan which is anticipated to be substantially complete by the third quarter of 1999.

     We completed certain systems conversions and network upgrades as part of our normal course of business as there was a need to upgrade the existing information systems irrespective of the Year 2000 issue. Including the cost of these conversions and upgrades, we estimate that we have expended approximately $1.3 million on addressing Year 2000 issues to date and estimate that we will incur approximately an additional $200,000 in such costs.

     At present, we do not believe the Year 2000 issue will have a material adverse effect on our business operations or financial performance. There can be no assurance, however, that the Year 2000 issue will not adversely affect us.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. Currently, we do not utilize interest rate swaps, forwards or option contracts on financial instruments.

     There have been no material changes in our market risk exposure since December 31, 1998. Please see our Annual Report on Form 10-K for the year ended December 31, 1998 for further discussion related to our market risk exposure.

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

   .  our backlog of homes and their estimated sales value;

   .  continued growth in unit volume for the balance of 1999;

   .  the adequacy of our inventory of building sites;

   . our expansion plans for Family Leading and SPH Mortgage and the expected profitability of Family Lending;

   . our discussions regarding the future terms of Family Lending's mortgage warehouse credit facility;

   .  planned new home community openings;

   . the sufficiency of our cash provided by internally generated funds and outside borrowings;

   .  our planned continued use of joint ventures as a financing structure;

   . the gain or loss to be recognized from the planned disposition of Savings and the operating results of Savings for the period through disposition;

   . the likely effect on our future liquidity of our existing material commitments and off-balance-sheet financing arrangements;

   . our Year 2000 compliance and the expected impact of the Year 2000 issue on our business operations and financial performance;

   . the expected impact of various accounting statements on our financial position and results of operations; and

   .  our exposure to market risks, including fluctuations in interest rates.

     We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:

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

     Results actually achieved thus may differ materially from expected results included in these and any other forward-looking statements contained herein. Please see our Annual Report on Form 1O-K for the year ended December 31, 1998 for a further discussion of these and other risks and uncertainties applicable to our business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:  May 12, 1999                By:    \s\ Arthur E. Svendsen
                                           ----------------------
                                           Arthur E. Svendsen
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:  May 12, 1999                By:    \s\ Andrew H. Parnes
                                           --------------------
                                           Andrew H. Parnes
                                           Vice President - Finance,
                                           Treasurer and Chief
                                           Financial  Officer

                           PART II OTHER INFORMATION

Item 1.  Legal proceedings
               None

Item 2.  Change in Securities

               On April 27, 1999, our Board of Directors amended our Bylaws to clarify that the advance notice requirement for stockholder proposals applies to both special and annual meetings of stockholders.

               Effective as of May 12, 1999, together with First Chicago Trust Company of New York, as rights agent, we entered into an Amendment No. 1 to Rights Agreement pursuant to which our Rights Agreement dated as of December 31, 1991 (the "Rights Agreement") was amended to delete the "dead hand" provisions providing that only Independent Directors (as defined in the Rights Agreement) can act to redeem the Rights (as defined in the Rights Agreement) or take certain other actions.

Item 3.  Default upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               None

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits

               3.1  Bylaws of Standard Pacific Corp.

               4.1 Amendment No. 1 to Rights Agreement, effective as of May 12, 1999, between Standard Pacific Corp. and First Chicago Trust Company of New York, as rights agent.

               27.1 Financial Data Schedule.

          (b)  Current Reports on Form 8-K

               None