Form 10-Q
period 1999-06-30
STANDARD PACIFIC CORP /DE/
filed 1999-08-16
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          N/A          to
                                         ---------------------    --------------
          Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                 Delaware                              33-0475989
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

         1565 W. MacArthur Blvd., Costa Mesa, CA           92626
         (Address of principal executive offices)        (Zip Code)

  (Registrant's telephone number, including area code)   (714) 668-4300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No      .
                                         -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at August 2, 1999:  29,655,480

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



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

        STANDARD PACIFIC CORP  STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                   1999           1998
                                                               ------------   ------------
Homebuilding:
  Revenues                                                     $   309,179    $   153,141
  Cost of sales                                                    256,043        123,263
                                                               -----------    -----------
     Gross margin                                                   53,136         29,878
                                                               -----------    -----------
  Selling, general and administrative expenses                      25,110         12,698
  Income from unconsolidated joint ventures                            266            723
  Interest expense                                                     236            323
  Amortization of excess of cost over net assets acquired              495            244
  Other income                                                          62             74
                                                               -----------    -----------
     Homebuilding pretax income                                     27,623         17,410
                                                               -----------    -----------

Financial Services:
  Revenues                                                             527            356
  Income from unconsolidated joint venture                             202              -
  Expenses                                                             775            426
                                                               -----------    -----------
     Financial services pretax income (loss)                           (46)           (70)
                                                               -----------    -----------

Income from continuing operations before income taxes               27,577         17,340
Provision for income taxes                                         (11,337)        (7,161)
                                                               -----------    -----------
Income from continuing operations                                   16,240         10,179
Income (loss) from discontinued operation, net of income
  taxes of $60 and $30, respectively                                   (83)           (42)
Gain on disposal of discontinued operation, net of income
  taxes of $(425) in 1999                                              618              -
Extraordinary charge from early extinguishment of debt, net
  of income taxes of $151 in 1998                                        -           (222)
                                                               -----------    -----------
Net Income                                                     $    16,775    $     9,915
                                                               ===========    ===========

Basic Net Income Per Share:
  Income per share from continuing operations                  $      0.55    $      0.34
  Income (loss) per share from discontinued operation                (0.00)         (0.00)
  Gain on disposal of discontinued operation                          0.02              -
  Extraordinary charge from early extinguishment of debt                 -          (0.01)
                                                               -----------    -----------
  Net Income Per Share                                         $      0.57    $      0.33
                                                               ===========    ===========
     Weighted average common shares outstanding                 29,642,507     29,734,242
                                                               ===========    ===========

Diluted Net Income Per Share:
  Income per share from continuing operations                  $      0.54    $      0.34
  Income (loss) per share from discontinued operation                (0.00)         (0.00)
  Gain on disposal of discontinued operation                          0.02              -
  Extraordinary charge from early extinguishment of debt                 -          (0.01)
                                                               -----------    -----------
  Net Income Per Share                                         $      0.56    $      0.33
                                                               ===========    ===========
     Weighted average common and diluted shares outstanding     29,916,581     30,195,394
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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                                --------------------------------
                                                                   1999                 1998
                                                                -----------          -----------
Homebuilding:
    Revenues                                                    $   523,659          $   250,052
    Cost of sales                                                   430,684              203,180
                                                                -----------          -----------
      Gross margin                                                   92,975               46,872
                                                                -----------          -----------
    Selling, general and administrative expenses                     45,335               21,864
    Income from unconsolidated joint ventures                         4,884                1,674
    Interest expense                                                    527                  588
    Amortization of excess of cost over net assets acquired             989                  489
    Other income                                                         86                  116
                                                                -----------          -----------
      Homebuilding pretax income                                     51,094               25,721
                                                                -----------          -----------
Financial Services:
    Revenues                                                          1,112                  617
    Income from unconsolidated joint venture                            400                    -
    Expenses                                                          1,450                  672
                                                                -----------          -----------
      Financial services pretax income (loss)                            62                  (55)
                                                                -----------          -----------
Income from continuing operations before income taxes                51,156               25,666
Provision for income taxes                                          (21,046)             (10,653)
                                                                -----------          -----------
Income from continuing operations                                    30,110               15,013
Income (loss) from discontinued operation, net of income
 taxes of $114 and $45, respectively                                   (159)                (107)
Gain on disposal of discontinued operation, net of income
 taxes of $(425) in 1999                                                618                    -
Extraordinary charge from early extinguishment of debt, net
 of income taxes of $151 in 1998                                          -                 (222)
                                                                -----------          -----------
Net Income                                                      $    30,569          $    14,684
                                                                ===========          ===========
Basic Net Income Per Share:
  Income per share from continuing operations                   $      1.02          $      0.50
  Income (loss) per share from discontinued operation                 (0.01)               (0.00)
  Gain on disposal of discontinued operation                           0.02                    -
  Extraordinary charge from early extinguishment of debt                  -                (0.01)
                                                                -----------          -----------
  Net Income Per Share                                          $      1.03          $      0.49
                                                                ===========          ===========
  Weighted average common shares outstanding                     29,639,604           29,712,764
                                                                ===========          ===========
Diluted Net Income Per Share:
  Income per share from continuing operations                   $      1.01          $      0.50
  Income (loss) per share from discontinued operation                 (0.01)               (0.00)
  Gain on disposal of discontinued operation                           0.02                    -
  Extraordinary charge from early extinguishment of debt                  -                (0.01)
                                                                -----------          -----------
  Net Income Per Share                                          $      1.02          $      0.49
                                                                ===========          ===========
    Weighted average common and diluted shares outstanding       29,903,340           30,178,020
                                                                ===========          ===========

  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                             June 30,     December 31,
                                                                               1999          1998
                                                                             --------      --------
                                                 ASSETS
Homebuilding:
      Cash and equivalents                                                   $  4,382      $ 13,413
      Other notes and accounts receivable, net                                 10,819        25,279
      Mortgage notes receivable and accrued interest                            4,757         5,061
      Inventories                                                             740,560       713,446
      Investments in and advances to unconsolidated joint ventures             42,129        38,405
      Property and equipment, net                                               3,516         3,512
      Deferred income taxes                                                    11,032        10,784
      Other assets                                                              5,906         8,210
      Excess of cost over net assets acquired, net                             16,304        17,293
                                                                             --------      --------
                                                                              839,405       835,403
                                                                             --------      --------
Financial Services:
      Cash and equivalents                                                        329         1,651
      Mortgage loans held for sale                                             11,308        19,341
      Other assets                                                              1,018         1,920
                                                                             --------      --------
                                                                               12,655        22,912
                                                                             --------      --------
Net assets of discontinued operation                                                -         8,047
                                                                             --------      --------
           Total Assets                                                      $852,060      $866,362
                                                                             ========      ========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable                                                       $ 24,482      $ 22,015
      Accrued liabilities                                                      62,722        63,777
      Revolving credit facility                                               104,000       204,900
      Trust deed notes payable                                                  4,586        21,187
      Senior notes payable                                                    298,795       218,382
                                                                             --------      --------
                                                                              494,585       530,261
                                                                             --------      --------
Financial Services:
      Accounts payable and accrued liabilities                                    307           596
      Mortgage warehouse line of credit                                         4,699        10,826
                                                                             --------      --------
                                                                                5,006        11,422
                                                                             --------      --------
Stockholders' Equity:
      Preferred stock, $.01 par value; 10,000,000 shares authorized;
       none issued                                                                  -             -
      Common stock, $.01 par value; 100,000,000 shares authorized;
       29,648,980 and 29,629,480 shares outstanding, respectively                 296           296
      Paid-in capital                                                         283,782       283,598
      Retained earnings                                                        68,391        40,785
                                                                             --------      --------
      Total stockholders' equity                                              352,469       324,679
                                                                             --------      --------
           Total Liabilities and Stockholders' Equity                        $852,060      $866,362
                                                                             ========      ========

                  The accompanying notes are an integral part
                of these consolidated condensed balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                  1999           1998
                                                                               ---------       ---------
Cash Flows From Operating Activities:
     Net income                                                                $  30,569       $  14,684
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities of
       continuing operations:
         Discontinued operation                                                      159             107
         Gain on disposal of discontinued operation                                 (618)            -
         Extraordinary charge from early extinguishment of debt                      -               222
         Depreciation and amortization                                               620             395
         Amortization of excess of cost over net assets acquired                     989             489
         Changes in cash and equivalents due to:
           Receivables and accrued interest                                       22,797           3,081
           Inventories                                                           (27,064)        (91,460)
           Deferred income taxes                                                    (248)          2,241
           Other assets                                                            3,206             958
           Accounts payable                                                        2,520          (3,195)
           Accrued liabilities                                                       114             306
                                                                               ---------       ---------
     Net cash provided by (used in) operating activities of
       continuing operations                                                      33,044         (72,172)
                                                                               ---------       ---------
Cash Flows From Investing Activities:
  Net additions to property and equipment                                           (623)           (769)
  Net distributions from (investments in) unconsolidated joint ventures           (3,724)         (4,245)
  Proceeds from the sale of discontinued operation                                 8,798           1,087
                                                                               ---------       ---------
  Net cash provided by (used in) investing activities                              4,451          (3,927)
                                                                               ---------       ---------
Cash Flows From Financing Activities:
  Net proceeds from (payments on) revolving credit facility                     (100,900)         12,800
  Net proceeds from (payments on) mortgage warehouse line of credit               (6,127)            -
  Net proceeds from the issuance of senior notes                                  98,250          97,571
  Principal payments on senior notes and trust deed notes payable                (36,238)        (40,164)
  Dividends paid                                                                  (2,964)         (2,376)
  Proceeds from the exercise of stock options                                        131             773
                                                                               ---------       ---------
  Net cash provided by (used in) financing activities                            (47,848)         68,604
                                                                               ---------       ---------
  Net change in cash from discontinued operation                                 (38,130)        (14,641)
                                                                               ---------       ---------
  Net increase (decrease) in cash and equivalents                                (48,483)        (22,136)
  Cash and equivalents at beginning of period                                     53,194          53,337
                                                                               ---------       ---------
  Cash and equivalents at end of period                                        $   4,711       $  31,201
                                                                               =========       =========
Summary of Cash Balances:
  Continuing operations                                                        $   4,711       $     886
  Discontinued operation                                                             -            30,315
                                                                               ---------       ---------
                                                                               $   4,711       $  31,201
                                                                               =========       =========

  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                            (Dollars in thousands)
                                  (Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          1999         1998
                                                      -----------  ------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest - continuing operations                    $  16,018      $  9,606
    Income taxes                                           27,374         5,440


Supplemental Disclosure of Noncash Activities:
  Trust deed note receivable issued in connection       $     -        $ 10,253
    with the sale of land
  Expenses capitalized in connection with the
    issuance of the 8% senior notes due 2008                  -           1,750
  Expenses capitalized in connection with the
    issuance of the 8 1/2% senior notes due 2009            1,750           -
  Income tax benefit credited in connection with
    shares of common stock issued pursuant to stock
    options exercised                                          53           607


  The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


1.  Basis of Presentation
    ---------------------

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the periods presented.

2.  Capitalization of Interest
    --------------------------

     The following is a summary of interest capitalized and expensed related to inventories for the six-month and three-month periods ended June 30, 1999 and 1998.

                                                       Six Months Ended June 30,     Three Months Ended June 30,
                                                       -------------------------     ---------------------------
                                                          1999           1998            1999         1998
                                                        --------       --------         ------       ------
                                                                         (Dollars in thousands)
Total interest incurred during the period                $17,354        $12,553         $8,625       $6,382
Less: Interest capitalized as a cost of real
 estate under development                                 16,827         11,965          8,389        6,059
                                                         -------        -------         ------       ------
Interest expensed                                        $   527        $   588         $  236       $  323
                                                         =======        =======         ======       ======
Interest previously capitalized as a cost of
 real estate under development, included in cost
 of sales                                                $12,593        $ 9,464         $7,208       $5,597
                                                         =======        =======         ======       ======

Capitalized interest in ending inventories               $19,389        $16,213
                                                         =======        =======

3.  Statement of Cash Flows
    -----------------------

     Cash flows from the discontinued operation have been presented as a separate line item in the accompanying consolidated statements of cash flows. The net change in cash for the discontinued operation presented in the statements of cash flows for the six-month period ended June 30, 1999 reflects the net change in the cash balance resulting from the Company's sale of its savings and loan subsidiary in May 1999.

4.  Recent Accounting Pronouncement
    -------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under the provisions of FAS 133, the Company will be required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure these instruments at fair value. The Company is required to adopt FAS 133 effective January 1, 2001. Currently, the Company does not have any instruments that would qualify as derivatives under FAS 133. Accordingly, the Company does not believe that FAS 133 would have a material impact on its financial position or results of operations at this time.

5.  Reclassifications
    -----------------

     Certain reclassifications have been made to the 1998 financial statements to conform with current period presentation.

6.  Net Income Per Share
    --------------------

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


                                                   For the Three Months Ended June 30,
                                   ------------------------------------------------------------------
                                                1999                              1998
                                   ------------------------------     -------------------------------
                                    Income       Shares      EPS       Income      Shares       EPS
                                   --------    ----------   -----     --------   ----------   -------
                                             (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders before
    discontinued operation          $16,240    29,642,507   $0.55      $10,179   29,734,242     $0.34
Effect of dilutive stock options          -       274,074                   -       461,152
                                    ---------------------              --------------------
Diluted net income per share from
 continuing operations              $16,240    29,916,581   $0.54      $10,179   30,195,394     $0.34
                                    =============================      ==============================

                                                    For the Six Months Ended June 30,
                                   ------------------------------------------------------------------
                                                1999                              1998
                                   ------------------------------     -------------------------------
                                    Income       Shares      EPS       Income      Shares       EPS
                                   --------    ----------   -----     --------   ----------   -------
                                             (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders before
    discontinued operation          $30,110    29,639,604   $1.02      $15,013   29,712,764     $0.50
Effect of dilutive stock options          -       263,736                   -       465,256
                                    ---------------------              --------------------
Diluted net income per share from
 continuing operations              $30,110    29,903,340   $1.01      $15,013   30,178,020     $0.50
                                    =============================      ==============================


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

8.  8 1/2% Senior Notes due 2009
    ----------------------------

     In April 1999, the Company utilized a portion of its universal shelf registration statement and issued $100 million of 8 1/2% Senior Notes due April 1, 2009 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes were issued at par. These notes are senior unsecured obligations and rank equally with the Company's other existing senior unsecured indebtedness. The 8 1/2% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on the Company's ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, as defined, and (4) sell assets.
The 8 1/2% Senior Notes are redeemable at the Company's option, in whole or in part, at any time after April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million and were used to repay a portion of the balance outstanding under the Company's revolving credit facility.

9.  Discontinued Operations
    -----------------------

  In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Plan") for the Company's savings and loan subsidiary ("Savings").
Pursuant to the Plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, the Company entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which closed on May 31, 1999. An after-tax net gain of $618,000 has been reflected in the accompanying consolidated condensed statements of income. Proceeds from the sale of Savings were approximately $8.6 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated condensed financial statements.

  Interest income from the discontinued operation totaled approximately $1,256,000 and $1,699,000 for the six-month periods ended June 30, 1999 and 1998, respectively, and $474,000 and $824,000 for the three-month periods ended June 30, 1999 and 1998, respectively.

  The components of net assets of the discontinued operation included in the accompanying consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998 are as follows:

                                              June 30, 1999 December 31, 1998
                                              ------------- -----------------
                                                   (Dollars in thousands)
Assets:
 Cash and equivalents                             $    -          $38,130
 Investment securities available for sale              -           15,649
 Accrued interest receivable                           -              244
 Property and equipment, net                           -               62
 Deferred income taxes                                 -              274
 Investment in FHLB stock                              -            8,971
 Other assets                                          -               73
                                                  ---------       -------
    Total assets-discontinued operation           $    -          $63,403
                                                  ---------       -------
Liabilities:
 Savings accounts                                 $    -          $53,878
 Accounts payable and accrued liabilities              -            1,478
                                                  ---------       -------
    Total liabilities-discontinued operation           -           55,356
                                                  ---------       -------
Net assets of discontinued operation              $    -          $ 8,047
                                                  =========       =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise requires, the terms "we," "us" and "our" refer to Standard Pacific Corp. and its subsidiaries.

Results of Operations

                        Selected Financial Information

                                                                  Six Months Ended  June 30,        Three Months Ended June 30,
                                                                 ---------------------------       ----------------------------
                                                                    1999             1998              1999             1998
                                                                 ----------       ----------       -----------        ---------
                                                                                     (Dollars in thousands)
Homebuilding:
 Revenues                                                          $523,659         $250,052          $309,179         $153,141
 Cost of sales                                                      430,684          203,180           256,043          123,263
                                                                 ----------       ----------       -----------        ---------
   Gross margin                                                      92,975           46,872            53,136           29,878
                                                                 ----------       ----------       -----------        ---------
   Gross margin percentage                                             17.8%            18.7%             17.2%            19.5%
                                                                 ----------       ----------       -----------        ---------
 Selling, general and administrative expenses                        45,335           21,864            25,110           12,698
 Income from unconsolidated joint ventures                            4,884            1,674               266              723
 Interest expense                                                       527              588               236              323
 Amortization of excess of cost over net assets acquired                989              489               495              244
 Other income                                                            86              116                62               74
                                                                 ----------       ----------       -----------        ---------
   Homebuilding pretax income                                        51,094           25,721            27,623           17,410
                                                                 ----------       ----------       -----------        ---------
Financial Services:
 Revenues                                                             1,112              617               527              356
 Income from unconsolidated joint venture                               400                -               202                -
 Expenses                                                             1,450              672               775              426
                                                                 ----------       ----------       -----------        ---------
   Financial services pretax income (loss)                               62              (55)              (46)             (70)
                                                                 ----------       ----------       -----------        ---------
Income from continuing operations before income taxes              $ 51,156         $ 25,666          $ 27,577         $ 17,340
                                                                 ==========       ==========       ===========        =========

                                                          Operating Data

                                                                  Six Months Ended June 30,        Three Months Ended June 30,
                                                                 ---------------------------       ----------------------------
                                                                    1999             1998             1999              1998
                                                                 ----------       ----------       -----------        ---------
New Homes Delivered:
  Southern California                                                   473              345               279            199
  Northern California                                                   452              202               284            122
                                                                 ----------       ----------       -----------        ---------
      Total California                                                  925              547               563            321
                                                                 ----------       ----------       -----------        ---------

  Dallas/Austin                                                         156              135                89             91
  Houston                                                                73               75                37             41
                                                                 ----------       ----------       -----------        ---------
      Total Texas                                                       229              210               126            132
                                                                 ----------       ----------       -----------        ---------

  Arizona                                                               416                -               228              -
                                                                 ----------       ----------       -----------        ---------

  Consolidated total                                                  1,570              757               917            453
  Unconsolidated joint ventures (California)                              -               34                 -             15
                                                                 ----------       ----------       -----------        ---------
            Total                                                     1,570              791               917            468
                                                                 ==========       ==========       ===========        =========

Average Selling Price:
  California deliveries (excluding joint ventures)                 $434,007         $368,200          $428,783       $382,627
  Texas deliveries                                                 $229,221         $214,931          $233,090       $216,696
  Arizona deliveries                                               $163,545         $      -          $165,757       $      -
  Combined (excluding joint ventures)                              $332,473         $325,682          $336,496       $334,276
  Combined (including joint ventures)                              $332,473         $325,807          $336,496       $334,065

                                                 Six Months Ended June 30,      Three Months Ended June 30,
                                                 -------------------------      ---------------------------
                                                    1999           1998            1999             1998
                                                 ----------     ----------      ----------       ----------
Net New Orders:
     Southern California                                641            861             323              446
     Northern California                                553            303             277              133
                                                 ----------     ----------      ----------       ----------
         Total California                             1,194          1,164             600              579
                                                 ----------     ----------      ----------       ----------

     Dallas/Austin                                      209            176             107              100
     Houston                                             55             96              20               59
                                                 ----------     ----------      ----------       ----------
         Total Texas                                    264            272             127              159
                                                 ----------     ----------      ----------       ----------
     Arizona                                            401              -             197                -
                                                 ----------     ----------      ----------       ----------

     Consolidated total                               1,859          1,436             924              738
     Unconsolidated joint ventures (California)           -              8               -                1
                                                 ----------     ----------      ----------       ----------
         Total                                        1,859          1,444             924              739
                                                 ==========     ==========      ==========       ==========

                                                                       As of June 30,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
Backlog (in units):
  Southern California                                                   545            786
  Northern California                                                   348            252
                                                                 ----------     ----------
      Total California                                                  893          1,038
                                                                 ----------     ----------

  Dallas/Austin                                                         141            107
  Houston                                                                13             73
                                                                 ----------     ----------
      Total Texas                                                       154            180
                                                                 ----------     ----------

  Arizona                                                               353              -
                                                                 ----------     ----------
  Consolidated total                                                  1,400          1,218
  Unconsolidated joint ventures (California)                              -              1
                                                                 ----------     ----------
      Total backlog                                                   1,400          1,219
                                                                 ==========     ==========
Backlog at Quarter End (estimated dollar
  value in thousands)                                              $478,304       $416,099
                                                                 ==========     ==========

Average Selling Communities during Quarter:
  Southern California                                                    20             20
  Northern California                                                    15              8
  Texas                                                                  17             18
  Arizona                                                                12              -
  Unconsolidated joint ventures (California)                              -              1
                                                                 ----------     ----------
      Total                                                              64             47
                                                                 ==========     ==========

Building Sites Owned or Controlled:
  California                                                          9,434          8,985
  Texas                                                               2,772          2,137
  Arizona                                                             4,125              -
                                                                 ----------     ----------
      Total                                                          16,331         11,122
                                                                 ==========     ==========

     Income from continuing operations for the quarter ended June 30, 1999 increased 60 percent to $16,240,000, or $0.54 per diluted share, compared to $10,179,000, or $0.34 per diluted share for the year earlier period. For the six month period ended June 30, 1999, income from continuing operations increased 101 percent to $30,110,000, or $1.01 per diluted share, from $15,013,000, or $0.50 per diluted share for the first six months of 1998. The strong second quarter operating performance primarily reflects the continued strong housing market in California and the positive contributions from last year's acquisition in Arizona. We also experienced improved profit margins in our Texas operations.

     Net income for the 1999 second quarter including discontinued operations increased 69 percent to $16,775,000, or $0.56 per diluted share, compared to $9,915,000, or $0.33 per diluted share in the 1998 second quarter. Net income for the six months ended June 30, 1999 including discontinued operations increased 108 percent to $30,569,000, or $1.02 per diluted share, versus $14,684,000, or $0.49 per diluted share for the year earlier period. The discontinued operations reflect our savings and loan subsidiary, which was sold during the 1999 second quarter for an after-tax gain of $618,000, or $0.02 per diluted share. Proceeds from the sale of the thrift totaled approximately $8.8 million and were reinvested in our homebuilding operations. The 1998 three-month and six-month operating results, including discontinued operations, also reflect the extraordinary charge from the early extinguishment of debt relating to the repurchase of our 10 1/2% Senior Notes due in 2000, which totaled $222,000, or $0.01 per diluted share.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 1999 second quarter increased 51 percent to $35.8 million, compared to $23.7 million for the same period in 1998. EBITDA for the first six months of 1999 totaled $67.3 million, an 81 percent increase over the $37.1 million achieved during the same period of 1998.

     Homebuilding

     Homebuilding revenues increased 102 percent in the 1999 second quarter to $309.2 million from $153.1 million in the year earlier period. The revenue increase was primarily attributable to a 102 percent increase in new home deliveries (excluding joint ventures) to a second quarter record of 917 new homes. We delivered 563 homes in California for the 1999 second quarter, up 75% over the prior year, and 228 new homes from our Arizona division which was acquired in the 1998 third quarter. Homebuilding revenues for the first six months of 1999 increased 109 percent to $523.7 million compared to $250.1 million for the same period in 1998. New home deliveries (excluding joint ventures) for the six months ended June 30, 1999 increased 107 percent to 1,570 compared to 757 homes for the year earlier period. Our combined average home price was in line with the prior year second quarter. However, the average price in California increased 12 percent and 18 percent, for the three-month and six-month periods, respectively, to $428,783 and $434,007. The increases in the average home price in California reflect the delivery of larger, more expensive homes, as well as general price increases generated from the strong housing demand in California. The average home prices in Arizona and Texas were $165,757 and $233,090, respectively, for the second quarter and $163,545 and $229,221 for the six months ended June 30, 1999.

     The homebuilding gross margin percentage for the 1999 second quarter was down 230 basis points to 17.2 percent reflecting both the deliveries from our new Arizona operation, which typically generates lower margins and higher inventory turnover rates than in California, and the impact of higher priced land and increases in labor and material costs. The 19.5 percent gross margin percentage realized in the 1998 second quarter was principally due to the dramatic appreciation in home prices experienced in the San Francisco Bay area on land that was purchased prior to the run-up in home prices.

     Selling, general and administrative expenses as a percentage of revenues for the three-month and six-month periods ended June 30, 1999 were 8.1 percent and 8.7 percent, respectively, compared to 8.3 percent and 8.7 percent, respectively, for the same periods in the prior year. The flat to modest improvement in the 1999 SG&A percentages relative to the significant increases in revenues is the result of higher sales and marketing costs in 1999 related to the planned opening of several new communities throughout the year.

     Income generated from unconsolidated joint ventures for the 1999 second quarter was down from the year earlier period primarily as a result of delivering 15 new homes in the 1998 second quarter versus none this year. For the six month period ended June 30, 1999, joint venture income increased from approximately $1.7 million to $4.9 million principally from profits generated from lot sales from the Talega land development joint venture in south Orange County. The Company is expecting to begin delivering homes from three new projects in its Fullerton, California joint venture in the fourth quarter of this year. Additionally, the Company is anticipating further lot and land sales from the Talega venture in late 1999 or early 2000.

     Amortization of excess of cost over net assets acquired for the 1999 second quarter and six months ended June 30, 1999 reflects both the 1997 northern California acquisition, as well as the third quarter 1998 Arizona acquisition. The amortization expense for the comparable periods in 1998 reflects only the northern California acquisition.

     Net new home orders for the 1999 second quarter were up 25 percent over the 1998 second quarter to a record 924 new homes. Orders were up 108 percent in northern California on an 88 percent increase in active selling communities reflecting continued strong demand for housing in this region and our inventory of lots in well-located communities. Orders declined 28 percent in southern California on a relatively flat community count. The reduction in southern California orders was primarily due to a limited supply of homes available for sale compared to the prior year period. However, we are planning on opening approximately 25 new communities in southern California over the next 12 months. Orders were down 20 percent in Texas, reflecting, in part, a 43% decrease during the quarter in the number of active selling communities in Houston, but were up 15% in Dallas and Austin. Orders from our Arizona operation totaled 197 homes from 12 active subdivisions during the quarter. Net new home orders for the six months ended June 30, 1999 totaled 1,859 compared to 1,444 for the same period during 1998.

     Our backlog stood at a second quarter record of 1,400 homes at June 30, 1999, with an estimated sales value of approximately $478 million, a 15 percent increase over the 1998 second quarter backlog value. In addition, we are planning on opening 33 new communities through the balance of 1999. These new openings coupled with the strong backlog at June 30, 1999, should position us for continued growth in unit volume for the balance of 1999, although at a slower growth rate than experienced in the first half of 1999 due to the strong delivery levels achieved in the second half of 1998.

     Financial Services

     During the second quarter of 1999 our California mortgage banking operation generated a 23 percent increase in net loan originations over the 1999 first quarter volume level, contributing to an 18 percent improvement in the mortgage pipeline total at June 30, 1999. Our mortgage banking joint venture with Wells Fargo Bank (formerly Norwest Bank) serves our Arizona and Texas homebuyers.

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

     In August 1999, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the commitment to $450 million, extend the maturity date one year to July 31, 2003 and revise certain financial and other covenants. At June 30, 1999 we had borrowings of $104.0 million outstanding under this facility.

     To fund mortgage loans through our financial services subsidiary, we have in place a revolving mortgage warehouse credit facility with a bank. To facilitate the anticipated growth within our financial services subsidiary, the commitment was increased from $15 million to $40 million in May 1999. Mortgage loans are generally held for a short period of time and are typically sold to investors within approximately 30 days following funding. Borrowings, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a maturity date of May 31, 2000, contains certain financial covenants.

     On September 30, 1998, we repurchased and retired approximately $31.5 million of our 10 1/2% Senior Notes in connection with a tender offer and consent solicitation, leaving a balance of approximately $19.6 million outstanding. On March 1, 1999, the balance of these notes was repaid through the annual sinking fund payment provision of the indenture.

     In October 1998, the Securities and Exchange Commission declared effective our $300 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance of common stock, preferred stock, debt securities and warrants. We currently have $200 million available under the universal shelf.

     In April 1999, a portion of the universal shelf was used to issue $100 million of 8 1/2% Senior Notes which mature April 1, 2009 (the "8 1/2% Senior Notes). The 8 1/2% Senior Notes, which were issued at par, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. The 8 1/2% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, as defined, and (4) sell assets. In addition, upon a change in control, as defined, we are required to make an offer to purchase these senior notes. The 8 1/2% Senior Notes are redeemable at our option, in whole or in part, at any time after April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million and were used to repay a portion of the balance outstanding under our revolving credit facility.

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At June 30, 1999, approximately $4.6 million was outstanding under trust deed notes payable, a decrease of $16.6 million from December 31, 1998.

     Additionally, as a form of off-balance-sheet financing and for other purposes, joint venture structures are used on selected projects. This type of structure, which typically obtains secured construction and development financing, minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.

     During the six months ended June 30, 1999, 19,500 shares of common stock were issued pursuant to the exercise of stock options for aggregate proceeds of approximately $131,000.

     During the six months ended June 30, 1999, we did not repurchase any shares of common stock pursuant to the previously announced common stock repurchase program. However, since the inception of the stock buyback plan, we have repurchased an aggregate of 1,425,051 shares of common stock for approximately $9.6 million, leaving a balance of approximately $10.4 million available for future share repurchases.

     During the six-month period ended June 30, 1999, approximately $3.0 million in dividends were paid to our stockholders. Common stock dividends are paid at the discretion of the Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On July 27, 1999, the Board of Directors declared a quarterly cash dividend of $.05 per share of common stock. The dividend will be payable on August 27, 1999 to shareholders of record on August 13, 1999.

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

     During 1998, we upgraded our hardware, including but not limited to, procuring a new AS400 mid-range computer, we installed a Company-wide computer area network, and made numerous upgrades to various personal computer operating systems. As a result, we believe that all of our critical computer hardware, including personal computer operating systems and peripheral equipment, is also year 2000 compliant. In addition, we believe that all of our non-critical computer hardware and peripheral equipment is substantially year 2000 compliant.

     We have evaluated, or are in the process of assessing, all other non-information technology internal office systems. We anticipate that this assessment will also be substantially completed by the fall of 1999.

     We have substantially completed our survey of significant vendors, subcontractors, suppliers and financial institutions to assess their state of readiness for the Year 2000. Third parties significant to our operations include our bank group, escrow and title companies, subcontractors and suppliers, and a third-party payroll service. While the results of the survey were considered in developing our contingency plan, survey responses are inherently insufficient to enable us to fully determine the extent to which the Year 2000 issue will affect these or other third parties, such as governmental agencies on which we are dependent for zoning, building permits and related matters or, consequently, our business.

     We have developed our contingency plan based upon the substantial completion of the assessment, renovation and testing phases of our overall Year 2000 plan. The contingency plan includes the following:

     .  pre-established backup internal and external data and voice lines;
     . dedication of internal technical resources for certain hardware and software repairs and fixes;
     . use of vendors of critical hardware and software for replacement equipment, emergency service and repairs;
     . use of alternative vendors and subcontractors that are year 2000 compliant; and
     . conversion to manual processing of critical functions such as purchasing, vendor payments, financial statement preparation and loan processing.

The contingency plan will be further refined through the end of the year as additional facts and information become available, particularly with respect to third parties.

     We completed certain systems conversions and network upgrades as part of our normal course of business as there was a need to upgrade the existing information systems irrespective of the Year 2000 issue. Including the cost of these conversions and upgrades, we estimate that we have expended approximately $1.4 million on addressing Year 2000 issues to date and estimate that we will incur approximately an additional $100,000 in such costs.

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

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and bank debt. Currently, we do not utilize interest rate swaps, forwards or option contracts on financial instruments.

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

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

 .  our backlog of homes and their estimated sales value;
 .  continued growth in unit volume for the balance of 1999;
 .  the anticipated growth of our financial services subsidiary;
 .  planned new home community openings;
 .  the sufficiency of our cash provided by internally generated funds and outside borrowings;
 .  our planned continued use of joint ventures as a financing structure;
 .  expected deliveries and lot and land sales from joint ventures;
 .  the likely effect on our future liquidity of our existing material commitments and off-balance-sheet financing arrangements;
 .  our Year 2000 compliance and the expected impact of the Year 2000 issue on our business operations and financial performance;
 .  the expected impact of various accounting statements on our financial position and results of operations; and
 .  our exposure to market risks, including fluctuations in interest rates.

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

     Results actually achieved thus may differ materially from expected results included in these and any other forward-looking statements contained herein. Please see our Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of these and other risks and uncertainties applicable to our business.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            STANDARD PACIFIC CORP.
                                                 (Registrant)


Dated: August 12, 1999              By:  /s/ Arthur E. Svendsen
                                         --------------------------------
                                         Arthur E. Svendsen
                                            Chairman of the Board and
                                            Chief Executive Officer


Dated: August 12, 1999              By:  /s/ Andrew H. Parnes
                                         --------------------------------
                                         Andrew H. Parnes
                                            Vice President - Finance,
                                            Treasurer and Chief
                                            Financial Officer

                           PART II OTHER INFORMATION

Item 1.  Legal proceedings
                  None

Item 2.  Change in Securities
                  None

Item 3.  Default upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders

     At our Annual Meeting held on May 13, 1999, our stockholders re-elected Stephen J. Scarborough and Douglas C. Jacobs as directors. Our stockholders also elected Larry McNabb as a Class II director. In addition, the term of office of the following directors continued after the Annual Meeting: Arthur E. Svendsen, Dr. James L. Doti, Ronald R. Foell, Robert J. St. Lawrence, Donald H. Spengler and Keith D. Koeller. Voting at the meeting was as follows:

                                            Votes           Votes
Matter                                     Cast For        Withheld
------------------------------------     ------------    ------------
Election of Stephen J. Scarborough        26,443,118        415,627
Election of Douglas C. Jacobs             26,424,398        434,347
Election of Larry McNabb                  26,426,274        432,471

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
           (a)    Exhibits

                  10.1 Eighth Amended and Restated Revolving Credit Agreement dated as of August 11, 1999, among Standard Pacific Corp., Bank of America, National Association, The First National Bank of Chicago, Guaranty Federal Bank, F.S.B., Bank United, Fleet National Bank, PNC Bank, National Association, Comerica Bank, Credit Lyonnais Los Angeles Branch, Sanwa Bank California, Union Bank of California, NA, First American Bank Texas, SSB, and SunTrust Bank.

                  10.2 Stock Purchase Agreement, dated as of August 26, 1998, between Standard Pacific Corp. and American General Finance, Inc., as amended on March 31, 1999.

                  27.   Financial Data Schedule.

           (b)    Current Reports on Form 8-K
                        None