Form 10-Q
period 1999-09-30
STANDARD PACIFIC CORP /DE/
filed 1999-11-15
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      N/A      to
                                         ---------------  ---------

           Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                 Delaware                                       33-0475989
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

           1565 W. MacArthur Blvd., Costa Mesa, CA                 92626
           (Address of principal executive offices)             (Zip Code)

      (Registrant's telephone number, including area code)    (714) 668-4300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_].


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at November 10, 1999: 29,493,980

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                  1999         1998
                                                               ----------   ----------
Homebuilding:
  Revenues                                                     $  297,089   $  194,130
  Cost of sales                                                   244,204      158,290
                                                               ----------   ----------
      Gross margin                                                 52,885       35,840
                                                               ----------   ----------
  Selling, general and administrative expenses                     24,592       15,475
  Income from unconsolidated joint ventures                           264           50
  Interest expense                                                    501          316
  Amortization of excess of cost over net assets acquired             495          328
  Other income (expense)                                               (2)          47
                                                               ----------   ----------
    Homebuilding pretax income                                     27,559       19,818
                                                               ----------   ----------
Financial Services:
  Revenues                                                            500          309
  Income from unconsolidated joint venture                            175            -
  Other income                                                         43            -
  Expenses                                                            798          478
                                                               ----------   ----------
    Financial services pretax income (loss)                           (80)        (169)
                                                               ----------   ----------
Income from continuing operations before income taxes and
  extraordinary charge                                             27,479       19,649
Provision for income taxes                                        (11,298)      (8,137)
                                                               ----------   ----------
Income from continuing operations before extraordinary charge      16,181       11,512
Income (loss) from discontinued operation, net of income
  taxes of $26 in 1998                                                  -          (36)
Extraordinary charge from early extinguishment of debt, net
  of income taxes of $753 in 1998                                       -       (1,106)
                                                               ----------   ----------
Net Income                                                     $   16,181   $   10,370
                                                               ==========   ==========
Basic Net Income Per Share:
  Income per share from continuing operations                  $     0.55   $     0.39
  Income (loss) per share from discontinued operation                   -        (0.00)
  Extraordinary charge from early extinguishment of debt                -        (0.04)
                                                               ----------   ----------
  Net Income Per Share                                         $     0.55   $     0.35
                                                               ==========   ==========
  Weighted average common shares outstanding                   29,642,671   29,767,204
                                                               ==========   ==========
Diluted Net Income Per Share:
  Income per share from continuing operations                  $     0.54   $     0.38
  Income (loss) per share from discontinued operation                   -        (0.00)
  Extraordinary charge from early extinguishment of debt                -        (0.04)
                                                               ----------   ----------
  Net Income Per Share                                         $     0.54   $     0.34
                                                               ==========   ==========
    Weighted average common and diluted shares outstanding     29,813,430   30,108,783
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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                -----------------------
                                                                   1999         1998
                                                                ----------   ----------
Homebuilding:
  Revenues                                                      $  820,748   $  444,182
  Cost of sales                                                    674,889      361,470
                                                                ----------   ----------
      Gross margin                                                 145,859       82,712
                                                                ----------   ----------
  Selling, general and administrative expenses                      69,927       37,339
  Income from unconsolidated joint ventures                          5,148        1,725
  Interest expense                                                   1,027          904
  Amortization of excess of cost over net assets acquired            1,484          817
  Other income                                                          84          163
                                                                ----------   ----------
    Homebuilding pretax income                                      78,653       45,540
                                                                ----------   ----------
Financial Services:
  Revenues                                                           1,616          925
  Income from unconsolidated joint venture                             575            -
  Other income                                                          43            -
  Expenses                                                           2,253        1,150
                                                                ----------   ----------
    Financial services pretax income (loss)                            (19)        (225)
                                                                ----------   ----------
Income from continuing operations before income taxes and
  extraordinary charge                                              78,634       45,315
Provision for income taxes                                         (32,343)     (18,790)
                                                                ----------   ----------
Income from continuing operations before extraordinary charge       46,291       26,525
Income (loss) from discontinued operation, net of income
  taxes of $114 and $71, respectively                                 (159)        (143)
Gain on disposal of discontinued operation, net of income
  taxes of $(425) in 1999                                              618            -
Extraordinary charge from early extinguishment of debt,
  net of income taxes of $904 in 1998                                    -       (1,328)
                                                                ----------   ----------
Net Income                                                      $   46,750   $   25,054
                                                                ==========   ==========
Basic Net Income Per Share:
  Income per share from continuing operations                   $     1.56   $     0.89
  Income (loss) per share from discontinued operation                (0.01)       (0.01)
  Gain on disposal of discontinued operation                          0.02            -
  Extraordinary charge from early extinguishment of debt                 -        (0.04)
                                                                ----------   ----------
  Net Income Per Share                                          $     1.57   $     0.84
                                                                ==========   ==========
  Weighted average common shares outstanding                    29,648,808   29,730,912
                                                                ==========   ==========
Diluted Net Income Per Share:
  Income per share from continuing operations                   $     1.55   $     0.88
  Income (loss) per share from discontinued operation                (0.01)       (0.01)
  Gain on disposal of discontinued operation                          0.02            -
  Extraordinary charge from early extinguishment of debt                 -        (0.04)
                                                                ----------   ----------
  Net Income Per Share                                          $     1.56   $     0.83
                                                                ==========   ==========
    Weighted average common and diluted shares outstanding      29,880,122   30,065,401
                                                                ==========   ==========

             The accompanying notes are an integral part of these
                      consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                        September 30,        December 31,
                                                                            1999                 1998
                                                                        -------------        ------------
                                                   ASSETS
Homebuilding:
  Cash and equivalents                                                  $    3,652           $   13,413
  Other notes and accounts receivable, net                                   9,488               25,279
  Mortgage notes receivable and accrued interest                             4,646                5,061
  Inventories                                                              770,454              713,446
  Investments in and advances to unconsolidated joint ventures              44,921               38,405
  Property and equipment, net                                                3,395                3,512
  Deferred income taxes                                                     12,651               10,784
  Other assets                                                               6,130                8,210
  Excess of cost over net assets acquired, net                              15,809               17,293
                                                                        -------------        ------------
                                                                           871,146              835,403
                                                                        -------------        ------------
Financial Services:
  Cash and equivalents                                                         138                1,651
  Mortgage loans held for sale                                              10,348               19,341
  Other assets                                                               1,434                1,920
                                                                        -------------        ------------
                                                                            11,920               22,912
                                                                        -------------        ------------
Net assets of discontinued operation                                             -                8,047
                                                                        -------------        ------------
      Total Assets                                                      $  883,066           $  866,362
                                                                        =============        ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Homebuilding:
  Accounts payable                                                      $   33,827           $   22,015
  Accrued liabilities                                                       64,397               63,777
  Revolving credit facility                                                110,700              204,900
  Trust deed notes payable                                                   3,569               21,187
  Senior notes payable                                                     298,820              218,382
                                                                        -------------        ------------
                                                                           511,313              530,261
                                                                        -------------        ------------
Financial Services:
  Accounts payable and accrued liabilities                                     364                  596
  Mortgage warehouse line of credit                                          4,390               10,826
                                                                        -------------        ------------
                                                                             4,754               11,422
                                                                        -------------        ------------

Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
       none issued                                                               -                    -
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 29,634,580 and 29,629,480 shares outstanding,
   respectively                                                                296                  296
  Paid-in capital                                                          283,614              283,598
  Retained earnings                                                         83,089               40,785
                                                                        -------------        ------------
  Total stockholders' equity                                               366,999              324,679
                                                                        -------------        ------------
      Total Liabilities and Stockholders' Equity                        $  883,066           $  866,362
                                                                        =============        ============

       The accompanying notes are an integral part of these consolidated condensed balance sheets.


                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                  1999                    1998
                                                                               --------               ---------
Cash Flows From Operating Activities:
  Net income                                                                   $ 46,750               $  25,054
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities of continuing operations:
     Loss from discontinued operation                                               159                     143
     Gain on disposal of discontinued operation                                    (618)                      -
     Extraordinary charge from early extinguishment of debt                           -                   1,328
     Depreciation and amortization                                                  913                     355
     Amortization of excess of cost over net assets acquired                      1,484                     817
     Changes in cash and equivalents due to:
        Receivables and accrued interest                                         25,199                  (2,121)
        Inventories                                                             (56,932)               (163,630)
        Deferred income taxes                                                    (1,867)                  1,804
        Other assets                                                              2,567                   1,086
        Accounts payable                                                         11,812                   6,588
        Accrued liabilities                                                       1,914                   9,220
                                                                               --------               ---------
Net cash provided by (used in) operating activities of
 continuing operations                                                           31,381                (119,356)
                                                                               --------               ---------
Cash Flows From Investing Activities:
  Net cash paid for acquisition                                                       -                 (58,635)
  Net additions to property and equipment                                          (796)                 (1,130)
  Net distributions from (investments in) unconsolidated joint
   ventures                                                                      (6,516)                 (4,076)
  Proceeds from the sale of discontinued operations                               8,798                   1,087
                                                                               --------               ---------
  Net cash provided by (used in) investing activities                             1,486                 (62,754)
                                                                               --------               ---------
Cash Flows From Financing Activities:
  Net proceeds from (payments on) revolving credit facility                     (94,200)                159,750
  Net proceeds from (payments on) mortgage warehouse line of
   credit                                                                        (6,436)                      -
  Net proceeds from the issuance of senior notes payable                         98,250                  97,571
  Principal payments on senior notes and trust deed notes payable               (37,256)                (72,776)
  Dividends paid                                                                 (4,447)                 (3,567)
  Repurchase of common shares                                                      (267)                      -
  Proceeds from the exercise of stock options                                       215                     764
                                                                               --------               ---------
  Net cash provided by (used in) financing activities                           (44,141)                181,742
                                                                               --------               ---------
  Net change in cash from discontinued operation                                (38,130)                 (4,653)
                                                                               --------               ---------
  Net increase (decrease) in cash and equivalents                               (49,404)                 (5,021)
  Cash and equivalents at beginning of period                                    53,194                  53,337
                                                                               --------               ---------
  Cash and equivalents at end of period                                        $  3,790               $  48,316
                                                                               ========               =========
Summary of Cash Balances:
  Continuing operations                                                        $  3,790               $   8,013
  Discontinued operation                                                              -                  40,303
                                                                               --------               ---------
                                                                               $  3,790               $  48,316
                                                                               ========               =========

           The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                ----------------------------------
                                                                                   1999                    1998
                                                                                -----------             ----------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest - continuing operations                                               $ 22,087               $  17,821
   Income taxes                                                                     41,629                  12,460

Supplemental Disclosure of Noncash Activities:
   Trust deed note receivable issued in connection with the sale
     of land                                                                      $      -               $  10,253
   Land acquisitions financed by purchase money trust deeds                              -                   1,161
   Expenses capitalized in connection with the issuance of the 8%
     senior notes due 2008                                                               -                   1,750

   Expenses capitalized in connection with the issuance of the
     8 1/2% senior notes due 2009                                                    1,750                       -

   Income tax benefit credited in connection with shares of common
     stock issued pursuant to stock options exercised                                   68                     609

              The accompanying notes are an integral part of these consolidated condensed statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


1.  Basis of Presentation
    ---------------------

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the periods presented.

2.  Capitalization of Interest
    --------------------------

     The following is a summary of interest capitalized and expensed related to inventories for the nine-month and three-month periods ended September 30, 1999 and 1998.

                                                 Nine Months Ended    Three Months Ended
                                                   September 30,         September 30,
                                                -------------------   -------------------
                                                  1999       1998       1999       1998
                                                --------   --------   --------   --------
                                                          (Dollars in thousands)
Total interest incurred during the period       $ 26,490   $ 19,719   $  9,137   $  7,165
Less: Interest capitalized as a cost of real
 estate under development                         25,463     18,815      8,636      6,849
                                                --------   --------   --------   --------
Interest expensed                               $  1,027   $    904   $    501   $    316
                                                ========   ========   ========   ========
Interest previously capitalized as a cost of
 real estate under development, included in
 cost of sales                                  $ 19,133   $ 15,330   $  6,540   $  5,866
                                                ========   ========   ========   ========

Capitalized interest in ending inventories      $ 21,485   $ 17,197
                                                ========   ========

3.  Statement of Cash Flows
    -----------------------

     Cash flows from the discontinued operation have been presented as a separate line item in the accompanying consolidated statements of cash flows. The net change in cash for the discontinued operation presented in the statements of cash flows for the nine-month period ended September 30, 1999 reflects the net change in the cash balance resulting from the Company's sale of its savings and loan subsidiary in May 1999.

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



                                                       For the Three Months Ended September 30,
                                   ---------------------------------------------------------------------------------
                                                    1999                                       1998
                                   --------------------------------------     --------------------------------------
                                     Income         Shares         EPS          Income          Shares         EPS
                                   ---------      ----------    ---------     ---------       ---------     --------
                                                    (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
  stockholders before discontinued
  operation and extraordinary
  charge                             $16,181      29,642,671       $0.55       $  11,512      29,767,204       $0.39

Effect of dilutive stock options           -         170,759                           -         341,579
                                   ---------      ----------                   ---------      ----------
Diluted net income per share from
 continuing operations and before
 extraordinary charge                $16,181      29,813,430       $0.54       $  11,512      30,108,783       $0.38
                                   ======================================      =====================================



                                                           For the Nine Months Ended September 30,
                                   ---------------------------------------------------------------------------------
                                                   1999                                      1998
                                   --------------------------------------      -------------------------------------
                                     Income         Shares         EPS           Income         Shares         EPS
                                   ---------      ----------    ---------      ---------      ----------    --------
                                                      (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
  stockholders before
  discontinued operation and
  extraordinary charge               $46,291      29,648,808        $1.56        $26,525      29,730,912       $0.89

Effect of dilutive stock options           -         231,314                           -         334,489
                                   ---------      ----------                   ---------      ----------
Diluted net income per share from
 continuing operations and before
 extraordinary charge                $46,291      29,880,122        $1.55        $26,525      30,065,401       $0.88
                                   ======================================      =====================================

7.  Discontinued Operations
    -----------------------

  In May 1997, the Company's Board of Directors adopted a plan of disposition (the "Plan") for the Company's savings and loan subsidiary ("Savings"). Pursuant to the Plan, the Company sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, the Company entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which closed on May 31, 1999. An after-tax net gain of $618,000, or $.02 per diluted share, has been reflected in the accompanying consolidated condensed statements of income. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated condensed financial statements.

  Interest income from the discontinued operation totaled approximately $1,256,000 and $2,543,000 for the nine-month periods ended September 30, 1999 and 1998, respectively, and $844,000 for the three-month period ended September 30, 1998.

  The components of net assets of the discontinued operation included in the accompanying consolidated condensed balance sheets as of September 30, 1999 and December 31, 1998 are as follows:

                                                 September 30, 1999        December 31, 1998
                                                 ------------------        -----------------
                                                            (Dollars in thousands)
Assets:
 Cash and equivalents                            $          -               $            38,130
 Investment securities available for sale                   -                            15,649
 Accrued interest receivable                                -                               244
 Property and equipment, net                                -                                62
 Deferred income taxes                                      -                               274
 Investment in FHLB stock                                   -                             8,971
 Other assets                                               -                                73
                                                 -------------------        -------------------
    Total assets-discontinued operation          $          -               $            63,403
                                                 -------------------        -------------------
Liabilities:
 Savings accounts                                $          -               $            53,878
 Accounts payable and accrued liabilities                   -                             1,478
                                                 -------------------        -------------------
    Total liabilities-discontinued operation                -                            55,356
                                                 -------------------        -------------------
Net assets of discontinued operation             $          -               $             8,047
                                                 ===================        ===================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise requires, the terms "we," "us" and "our" refer to Standard Pacific Corp. and its subsidiaries.

Results of Operations


                                                  Selected Financial Information

                                                                     Nine Months Ended               Three Months Ended
                                                                       September 30,                   September 30,
                                                              ----------------------------     ---------------------------
                                                                    1999            1998            1999            1998
                                                              ------------     -----------     -----------     -----------
                                                                                  (Dollars in thousands)
Homebuilding:
 Revenues                                                         $820,748        $444,182        $297,089        $194,130
 Cost of sales                                                     674,889         361,470         244,204         158,290
                                                              ------------     -----------     -----------     -----------
   Gross margin                                                    145,859          82,712          52,885          35,840
                                                              ------------     -----------     -----------     -----------
   Gross margin percentage                                            17.8%           18.6%           17.8%           18.5%
                                                              ------------     -----------     -----------     -----------
 Selling, general and administrative expenses                       69,927          37,339          24,592          15,475
 Income from unconsolidated joint ventures                           5,148           1,725             264              50
 Interest expense                                                    1,027             904             501             316
 Amortization of excess of cost over net assets acquired             1,484             817             495             328
 Other income (expense)                                                 84             163              (2)             47
                                                              ------------     -----------     -----------     -----------
   Homebuilding pretax income                                       78,653          45,540          27,559          19,818
                                                              ------------     -----------     -----------     -----------
Financial Services:
 Revenues                                                            1,616             925             500             309
 Income from unconsolidated joint venture                              575               -             175               -
 Other income                                                           43               -              43               -
 Expenses                                                            2,253           1,150             798             478
                                                              ------------     -----------     -----------     -----------
   Financial services pretax income (loss)                             (19)           (225)            (80)           (169)
                                                              ------------     -----------     -----------     -----------
Income from continuing operations before income taxes and
 extraordinary charge                                             $ 78,634        $ 45,315        $ 27,479        $ 19,649
                                                              ============     ===========     ===========     ===========

                                                          Operating Data

                                                                     Nine Months Ended               Three Months Ended
                                                                       September 30,                   September 30,
                                                              ----------------------------     ---------------------------
                                                                    1999            1998            1999            1998
                                                              ------------     -----------     -----------     -----------
New Homes Delivered:
  Southern California                                                  780             649             307             304
  Northern California                                                  710             330             258             128
                                                              ------------     -----------     -----------     -----------
      Total California                                               1,490             979             565             432
                                                              ------------     -----------     -----------     -----------
  Dallas/Austin                                                        242             214              86              79
  Houston                                                               93             123              20              48
                                                              ------------     -----------     -----------     -----------
      Total Texas                                                      335             337             106             127
                                                              ------------     -----------     -----------     -----------
  Arizona                                                              617              37             201              37
                                                              ------------     -----------     -----------     -----------
  Consolidated total                                                 2,442           1,353             872             596
  Unconsolidated joint ventures (California)                             -              35               -               1
                                                              ------------     -----------     -----------     -----------
      Total                                                          2,442           1,388             872             597
                                                              ============     ===========     ===========     ===========

Average Selling Price:
  California deliveries (excluding joint ventures)                $428,931        $368,203        $420,621        $368,207
  Texas deliveries                                                $233,341        $215,016        $242,243        $215,157
  Arizona deliveries                                              $162,802        $179,611        $161,265        $179,611
  Combined (excluding joint ventures)                             $334,859        $324,891        $339,155        $323,886
  Combined (including joint ventures)                             $334,859        $325,013        $339,155        $323,962

                                                        Nine Months Ended                    Three Months Ended
                                                          September 30,                         September 30,
                                                   --------------------------            -------------------------
                                                       1999            1998                 1999            1998
                                                   ------------    ----------            ----------      ---------
Net New Orders:
     Southern California                                    964         1,103                   323            242
     Northern California                                    777           455                   224            152
                                                   ------------    ----------            ----------      ---------
         Total California                                 1,741         1,558                   547            394
                                                   ------------    ----------            ----------      ---------

     Dallas/Austin                                          296           246                    87             70
     Houston                                                 75           127                    20             31
                                                   ------------    ----------            ----------      ---------
         Total Texas                                        371           373                   107            101
                                                   ------------    ----------            ----------      ---------

     Arizona                                                578            46                   177             46
                                                   ------------    ----------            ----------      ---------

     Consolidated total                                   2,690         1,977                   831            541
     Unconsolidated joint ventures (California)              25            10                    25              2
                                                   ------------    ----------            ----------      ---------
         Total                                            2,715         1,987                   856            543
                                                   ============    ==========            ==========      =========



                                                       As of September 30,
                                                   -------------------------
                                                       1999           1998
                                                   ------------    ---------
Backlog (in units):
  Southern California                                       561          724
  Northern California                                       314          276
                                                   ------------    ---------
       Total California                                     875        1,000
                                                   ------------    ---------

  Dallas/Austin                                             141           98
  Houston                                                    13           56
                                                   ------------    ---------
       Total Texas                                          154          154
                                                   ------------    ---------

  Arizona                                                   329          400
                                                   ------------    ---------

  Consolidated total                                      1,358        1,554
  Unconsolidated joint ventures (California)                 25            2
                                                   ------------    ---------
       Total backlog                                      1,383        1,556
                                                   ============    =========

Backlog at Quarter End (estimated dollar
        value in thousands)                        $    472,103    $ 500,937
                                                   ============    =========

Average Selling Communities during Quarter:
  Southern California                                        22           18
  Northern California                                        16           14
  Texas                                                      18           18
  Arizona                                                    12            3
  Unconsolidated joint ventures (California)                  2            1
                                                   ------------    ---------
      Total                                                  70           54
                                                   ============    =========

Building Sites Owned or Controlled:
  California                                              9,084        8,981
  Texas                                                   2,317        2,010
  Arizona                                                 4,146        2,243
                                                   ------------    ---------
      Total                                              15,547       13,234
                                                   ============    =========

     Income from continuing operations for the quarter ended September 30, 1999 increased 41 percent to $16,181,000, or $0.54 per diluted share, compared to $11,512,000, or $0.38 per diluted share for the year earlier period. For the nine-month period ended September 30, 1999, income from continuing operations increased 75 percent to $46,291,000, or $1.55 per diluted share, from $26,525,000, or $0.88 per diluted share for the same period in 1998.

     Net income for the 1999 third quarter including the discontinued operation increased 56 percent to $16,181,000, or $0.54 per diluted share, compared to $10,370,000, or $0.34 per diluted share in the 1998 third quarter. Net income for the nine months ended September 30, 1999 including the discontinued operation increased 87 percent to $46,750,000, or $1.56 per diluted share, versus $25,054,000, or $0.83 per diluted share for the year earlier period. The discontinued operation reflects our former savings and loan subsidiary, which was sold during the 1999 second quarter for an after tax gain of $618,000, or $0.02 per diluted share. The extraordinary charge reflects an after tax loss of $1.1 million and $1.3 million for the three month and nine month periods ended September 30, 1998, respectively, from the early extinguishment of debt relating to the repurchase of our 10 1/2% Senior Notes due in 2000.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 1999 third quarter increased 25 percent to $35.1 million, compared to $28.2 million for the same period in 1998. EBITDA for the nine months ended September 30, 1999 totaled $102.4 million, a 57 percent increase over the year earlier period.

     Homebuilding

     Homebuilding revenues increased 53 percent in the 1999 third quarter to $297.1 million from $194.1 million in the year earlier period. The revenue increase was largely attributable to a 46 percent rise in deliveries (excluding joint ventures) to 872 new homes coupled with a 4.7 percent increase in the average home selling price to $339,000. In California, we delivered 565 homes during the 1999 third quarter, up 31 percent over the prior year. Deliveries in southern California were in line with the strong levels achieved in the 1998 third quarter, while deliveries from our northern California operations were up 102 percent over the year earlier period. Our Arizona operation delivered 201 new homes in the third quarter compared to 37 homes in its first month of operations last year.

     During the quarter the average home selling price in California increased 14 percent to $421,000. The higher California home prices reflect both the delivery of larger more expensive homes, particularly in southern California, and general price appreciation from the strong housing demand in the state. The average home prices in Arizona and Texas were $161,000 and $242,000, respectively, for the 1999 third quarter.

     Homebuilding revenues for the nine months ended September 30, 1999 were up 85 percent to $820.7 million from $444.2 million in the same period last year. The increase in revenues was due to an 80 percent jump in new home deliveries to 2,442 homes combined with a 3.1 percent higher average home price.

     The homebuilding gross margin percentage for the 1999 third quarter was down 70 basis points to 17.8 percent from 18.5 percent in the 1998 third quarter. This decline reflects the greater distribution of deliveries from our Arizona operation, which generates lower margins than in California. In addition, our California operations were modestly impacted by higher land and labor costs, which reflect the state's strong housing market.

     Selling, general and administrative expenses as a percentage of revenues for the three-month and nine-month periods ended September 30, 1999 were 8.3 percent and 8.5 percent, respectively, compared to 8.0 percent and 8.4 percent, respectively, for the same periods in 1998. The increases in SG&A as a percentage of revenues is primarily the result of higher selling costs incurred in 1999 related to the increased number of new community openings this year versus the prior year.

     Income generated from unconsolidated joint ventures for the nine-month period ended September 30, 1999 was $5.2 million compared to $1.7 million last year. The 1999 income primarily represents profits generated from lot sales from the Talega land development joint venture in south Orange County. In the fourth quarter of this year, we are expecting to begin deliveries from our 500 home joint venture community in Fullerton, California.

     Amortization of excess of cost over net assets acquired for the 1999 periods shown reflects both the 1997 northern California acquisition, as well as the 1998 third quarter Arizona acquisition. The amortization expense for the 1998 periods shown reflects the northern California acquisition but only one month of amortization for the Arizona acquisition.

     Net new home orders for the 1999 third quarter were up 58 percent over the 1998 third quarter to a record 856 new homes on a 30 percent increase in the average community count. Orders were up 43 percent in southern California on a 26 percent increase in active selling communities, up 47 percent in northern California on a 14 percent increase in active selling communities and up 6 percent in Texas on a comparable community count. Our Arizona operation generated 177 net new orders from 12 selling communities during the 1999 third quarter compared to 46 net new orders last year during its first month of operation. Net new home orders for the nine months ended September 30, 1999 totaled 2,715 compared to 1,987 for the same period during 1998, a 37 percent increase.

     Our backlog of presold homes at September 30, 1999 stood at 1,383 homes, with an estimated sales value of approximately $472.1 million, down 6 percent from the 1998 third quarter backlog value. The higher backlog level last year was attributed, in part, to adverse weather conditions in early 1998 in California which delayed home closings in the second and third quarters of 1998.

     For the first nine months of 1999 we opened 37 new home communities. In addition, we are planning to open approximately 60 new communities over the next twelve months. New openings, coupled with the strong backlog at September
30, 1999, should position the Company to exceed $1 billion in revenues for 1999. Additionally, if housing demand remains healthy, we should be in a strong position to increase unit deliveries in 2000.

     Financial Services

     For the 1999 third quarter, revenue from our new financial services subsidiary increased 62 percent over the year earlier period due to an increase in the number of mortgage loans closed. The rise in operating expenses reflects the increase in overhead from establishing our mortgage banking operations in the various California markets in which we have homebuilding operations.

     The financial services joint venture income reflects the operating results of our mortgage banking venture with Wells Fargo Bank in Arizona and Texas.

Liquidity and Capital Resources

     Our homebuilding operations' principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion, principal and interest payments on debt, share repurchases and dividends to our shareholders. Cash requirements have been provided from internally generated funds and outside borrowings, including a bank revolving credit facility and public note offerings. Our mortgage banking subsidiary uses cash from internal funds and a mortgage warehouse credit facility to fund its mortgage lending operations. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash are sufficient to finance our current working capital requirements and other needs.

     In August 1999, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the commitment to $450 million, extend the maturity date one year to July 31, 2003 and revise certain financial and other covenants. At September 30, 1999 we had borrowings of $110.7 million outstanding under this facility.

     To fund mortgage loans through our financial services subsidiary, we have in place a revolving mortgage warehouse credit facility with a bank. To facilitate the anticipated growth within our financial services subsidiary, the commitment was increased from $15 million to $40 million in May 1999. Mortgage loans are generally held for a short period of time and are typically sold to investors within approximately 30 days following funding. Borrowings, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a maturity date of May 31, 2000, also contains certain financial covenants.

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

     In April 1999, a portion of the universal shelf was used to issue $100 million of 8 1/2% Senior Notes which mature April 1, 2009 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes, which were issued at par, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. The 8 1/2% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, as defined, and (4) sell assets. In addition, upon a change in control, as defined, we are required to make an offer to purchase these senior notes. The 8 1/2% Senior Notes are redeemable at our option, in whole or in part, at any time after April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million and were used to repay a portion of the balance outstanding under our revolving credit facility.

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At September 30, 1999, approximately $3.6 million was outstanding under trust deed notes payable, a decrease of $17.6 million from December 31, 1998.

     Additionally, as a form of off balance sheet financing and for other strategic purposes, joint venture structures are used on selected projects.
This type of structure, which typically obtains secured construction and development financing, minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.

     During the nine months ended September 30, 1999, 29,000 shares of common stock were issued pursuant to the exercise of stock options for aggregate proceeds of approximately $215,000.

     During the nine months ended September 30, 1999, we repurchased 23,900 shares of common stock pursuant to the previously announced common stock repurchase program. In October 1999, our Board of Directors increased the aggregate stock repurchase limit under the buyback plan from $20 million to $25 million. Since the inception of the stock repurchase program through November 10, 1999, we have repurchased approximately 1.6 million shares of common stock for approximately $11.5 million, leaving a balance of approximately $13.5 million available for future share repurchases.

     During the nine-month period ended September 30, 1999, $4.4 million in dividends were paid to our stockholders. Common stock dividends are paid at the discretion of the Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On October 26, 1999, the Board of Directors declared a quarterly cash dividend of $.05 per share of common stock. The dividend will be payable on November 23, 1999 to shareholders of record on November 9, 1999.

     We have no material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

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

     We have evaluated all other significant non-information technology internal office systems and believe that they are substantially year 2000 compliant.

     We have substantially completed our survey of significant vendors, subcontractors, suppliers and financial institutions to assess their state of readiness for the year 2000. Third parties significant to our operations include our bank group, escrow and title companies, subcontractors and suppliers, and a third-party payroll service. While the results of the survey are being considered in developing our contingency plan, survey responses are inherently insufficient to enable us to fully determine the extent to which the Year 2000 issue will affect these or other third parties, such as governmental agencies on which we are dependent for zoning, building permits and related matters or, consequently, our business.

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

     We completed certain systems conversions and network upgrades as part of our normal course of business as there was a need to upgrade the existing information systems irrespective of the Year 2000 issue. Including the cost of these conversions and upgrades, we estimate that we have expended approximately $1.4 million on addressing Year 2000 issues to date and we do not anticipate incurring any significant additional costs with respect to the Year 2000 issue.

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

                           FORWARD-LOOKING STATEMENTS


     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

 .   our backlog of homes and their estimated sales value;
 .   planned new home community openings;
 .   our prospects for continued growth in unit volume in 2000;
 .   our expected revenues for 1999;
 .   the sufficiency of our cash provided by internally generated funds and outside borrowings;
 .   our planned continued use of joint ventures as a financing structure;
 .   expected deliveries from our joint venture community in Fullerton;
 .   the likely effect on our future liquidity of our existing material commitments and off-balance-sheet financing arrangements;
 .   our year 2000 compliance and the expected impact of the Year 2000 issue on our business operations and financial performance;
 .   the expected impact of adoption of FAS 133 on our financial position and results of operations; and
 .   our exposure to market risks, including fluctuations in interest rates.

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


                                              STANDARD PACIFIC CORP.
                                                   (Registrant)


Dated:  November 12, 1999             By:  /s/ Arthur E. Svendsen
                                           -------------------------------
                                           Arthur E. Svendsen
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Dated:  November 12, 1999             By:  /s/ Andrew H. Parnes
                                           -------------------------------
                                           Andrew H. Parnes
                                                 Vice President - Finance,
                                                 Treasurer and Chief
                                                 Financial Officer

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

Item 3.  Default upon Senior Securities
                         None

Item 4.  Submission of Matters to a Vote of Security Holders
                         None

Item 5.  Other Information
                         None

Item 6.  Exhibits and Reports on Form 8-K
                  (a)    Exhibits

                         10.1 Industrial Lease between The Irvine Company and Standard Pacific Corp.

                         27.   Financial Data Schedule.

                  (b)    Current Reports on Form 8-K
                               None