Form 10-K
period 1999-12-31
STANDARD PACIFIC CORP /DE/
filed 2000-03-22
CIK 878560

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee Required)

    For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

    For the transition period from    N/A    to
                                   ---------    -------------------
Commission file number 1-10959

                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0475989
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

            1565 W. MacArthur Blvd., Costa Mesa, California, 92626
                   (Address of principal executive offices)

                                (714) 668-4300
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                     Name of each exchange on which registered
        Common Stock, $.01 par value                        New York Stock Exchange and
(and accompanying Preferred Share Purchase Rights)            Pacific Stock Exchange
        8 1/2% Senior Notes Due 2007                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   As of March 1, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was $256,730,582.

Documents incorporated by reference:

   Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

   As of March 1, 2000, there were 28,969,580 shares of common stock outstanding.
================================================================================

                            STANDARD PACIFIC CORP.

                                    PART I

ITEM 1. BUSINESS

   We operate primarily as a geographically diversified builder of single-family homes for use as primary residences. We have operations throughout the major metropolitan markets in California, Texas and Arizona. For the year ended December 31, 1999, approximately 64%, 13% and 23% of our home deliveries (including unconsolidated joint ventures) were in California, Texas and Arizona, respectively.

   We also offer mortgage loans to our homebuyers and others through a mortgage banking subsidiary and a joint venture with a leading financial institution. For business segment financial data, see our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

   Standard Pacific Corp. was incorporated in the State of Delaware in 1991. Through our predecessors, we commenced our homebuilding operations in 1966 with a single tract of land in Orange County, California. Unless the context otherwise requires, the terms "we," "us" and "our" refer to Standard Pacific Corp. and its predecessors and subsidiaries.

Strategy

   Through our well-established reputation for building high quality homes, proven operating strategies and an experienced management team, we seek to grow in our existing markets and expand into selected new markets that show strong promise for future growth. The main elements of our strategy include:

   Geographic Diversification and Growth. We continue to focus on growing our California homebuilding operations. We currently have substantial operations throughout the major metropolitan areas in the state, including Orange, Los Angeles, Riverside, San Bernardino, San Diego and Ventura Counties in Southern California, and in the San Francisco Bay area of Northern California. Over the last several years we have laid the foundation for future growth in our Texas division, which has projects in the Dallas, Houston and Austin markets. In the third quarter of 1998, we expanded into the Phoenix, Arizona market with the acquisition of a portion of the homebuilding operations of an established builder. We believe that we continue to have additional opportunities to expand in our existing markets and enter new geographic markets.

   Focus on Broad Move-Up Market and Diverse Product Offerings. We concentrate on the construction of single-family homes for use as primary residences by move-up buyers throughout a broad range of products and price points. We expect to concentrate our efforts on acquiring land that is suitable for the construction and sale of homes generally in the price range of $150,000 to $700,000, which represents a broad market segment in our market areas. We also construct and sell homes in the $700,000 to $1,500,000 price range in certain of our California markets. This diverse product platform enables us to take advantage of additional market opportunities and positions us strategically with product offerings that appeal to a wide range of customers.

   Experienced Management and Decentralized Operations. Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Each division is run by a local manager with an in-depth familiarity with the geographic areas within which the division operates. The decisions regarding selection of parcels of land for purchase and development are made in conjunction with our corporate officers, and thereafter, each manager conducts the operations of the division relatively autonomously. The experience and depth of our management team gives us the ability to evaluate and explore potential new market opportunities and our decentralized operations have proven to be attractive to selected potential acquisition candidates.

   Reputation for High Quality, Single-Family Homes. We believe that we have an established reputation for providing high quality homes. We pride ourselves on our ability to design unique and attractive homes and provide our customers with a wide selection of options. We believe that our long history of providing high quality homes has resulted in many repeat buyers and word-of-mouth sales.

   Conservative Operating Strategy. We customarily acquire unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 300 homes in increments of 10 to 30 homes. We generally purchase entitled land when we project commencement of development or construction within a relatively short time period. The number of homes built in the first increment of a project is based upon internal market studies. The timing and size of subsequent increments depend to a large extent upon sales rates experienced in the earlier increments. By developing projects in increments, we have been able to respond to local market conditions and control the number of our completed and unsold homes. Additionally, an increasing percentage of our lots are controlled through joint ventures. We use joint ventures for certain land development projects that have long lead times or are of significant size requiring substantial capital investments.

   Strong Land Position. We have been operating in California for over 30 years and have an established reputation with land owners. We believe that our long standing relationships with land owners and developers give us a competitive edge in securing quality land positions at competitive prices in California. We are also continuing to build our reputation and relationships in Texas and Arizona. In order to ensure an adequate supply of land for future homebuilding activities, we generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years. We believe that our 14,743 owned or controlled building sites at December 31, 1999, in addition to any land sites for which we may enter into negotiations, will be sufficient for our operations over this period.

   Control of Overhead and Operating Expenses. Throughout our history, we have sought to minimize overhead expenses in order to be more flexible in responding to the cyclical nature of our business. We strive to control our overhead costs by centralizing certain of our administrative functions and by limiting the number of middle level management positions.

Operations

   We currently build homes in California, Texas and Arizona through a total of eight operating divisions, with 173 projects under development or held for future development at December 31, 1999.

   The table below sets forth selected information for each region in which we operate and for our homebuilding operations as a whole for the periods indicated.

                              Year Ended
                          December 31, 1999               As of December 31, 1999
                          ------------------ --------------------------------------------------
                                                Total     Number
                                              Number of     of     Building     Homes
                                    Average   Projects   Projects   Sites       Under
                                      Home    Held for   in Sales  Owned or   Construc- Presold
                            Homes   Selling  Development  Stage   Controlled    tion     Homes
                          Delivered  Price       (1)       (2)       (3)         (4)      (5)
                          --------- -------- ----------- -------- ----------  --------- -------
Southern California(6)..    1,173   $474,501      52        20       4,435        480      342
Northern California.....    1,020    392,337      36        13       2,299        354      173
Dallas/Austin...........      341    264,869      26        17       2,111        174      122
Houston.................      118    167,861       9         5         316         31        4
Phoenix.................      802    159,958      34        10       3,956        319      327
                            -----   --------     ---       ---      ------      -----    -----
Total Consolidated......    3,454   $346,030     157        65      13,117      1,358      968
Unconsolidated Joint
 Ventures-- Southern
 California.............       18   $484,650      16         3       1,626         97       46
                            -----   --------     ---       ---      ------      -----    -----
Totals for and as of the
 year ended December 31,
 1999...................    3,472   $346,749     173        68      14,743(7)   1,455    1,014
                            =====   ========     ===       ===      ======      =====    =====
Totals for and as of the
 year ended December 31,
 1998...................    2,328   $329,972     152        55      13,869(7)   1,491    1,111
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

(6) Includes our Orange County, San Diego County, Ventura County and Inland Empire divisions.

(7) Includes as of December 31, 1999, 210 model homes and 167 completed and unsold homes, and as of December 31, 1998, 183 model homes and 136 completed and unsold homes.

   Substantially all of our homes are single-family detached dwellings, although during the past few years up to 10 percent have been townhouses or condominiums generally attached in varying configurations of two, three, four and six dwelling units.

   Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While they typically range in size from approximately 2,000 to 3,500 square feet and typically include four to five bedrooms, three or four baths, a living room, kitchen, dining room, family room and a two or three-car garage, we also have built single-family attached and detached homes ranging from 1,100 to 5,500 square feet. For the years ended December 31, 1999, 1998 and 1997, the average selling prices of our homes, including sales of the unconsolidated joint ventures, were $346,749, $329,972 and $309,239, respectively.

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

   We typically use both our equity (internally generated funds) and unsecured financing in the form of bank debt and other unsecured debt to fund land acquisitions. To a lesser extent, we also use purchase money trust deeds to finance the acquisition of land. We also enter into land development joint ventures from time to time, typically for projects that have long lead times or require substantial capital investments. Generally, with the exception of joint ventures, project specific financing is not used.

   We essentially function as a general contractor with our supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning, and subcontractors are employed to perform all of the physical development and construction work on the project. We do not have long-term contractual commitments with any of our subcontractors, consultants or suppliers of materials. However, because of our market presence and long-term relationships, we have generally been able to obtain sufficient materials and commitments from subcontractors and consultants during times of market shortages. These types of agreements are generally entered into on a phase-by-phase or project-by-project basis at a fixed price after competitive bidding. We believe that the low fixed labor expense resulting from conducting our operations in this manner has been instrumental in enabling us to retain the necessary flexibility to react to increases or decreases in demand for housing.

   Although the construction time for our homes varies from project to project depending on the time of year, the size of the house, local labor situations, certain governmental approval processes, availability of materials and supplies and other factors, we can typically complete the home construction of a phase within one of our projects in approximately four to six months.

Joint Ventures

   We enter into land development and homebuilding joint ventures from time to time as a means of managing our risk profile and expanding our market opportunities. Land development joint ventures are typically entered into with other homebuilders and developers as a method of spreading the financial risks associated with developing larger projects. Homebuilding joint ventures may involve partnering with existing landowners as a means of acquiring desirable properties. For the years ended December 31, 1999, 1998 and 1997, we delivered 18, 40 and 67 homes, respectively, through unconsolidated joint ventures. Our more significant land development and homebuilding joint ventures are described below.

   In 1996, our Orange County division entered into a joint venture to develop and deliver up to approximately 800 homes in Fullerton and Brea, California. During 1999, 1998 and 1997, we delivered 18, 40 and 52 new homes, respectively, from this unconsolidated joint venture. As of December 31, 1999, we had made investments of approximately $8.4 million in this joint venture.

   In the first half of 1997, our Northern California division entered into two joint ventures to develop approximately 700 lots and a championship golf course in Gilroy, California. Fifty percent of these lots will be sold to us at cost for the construction and sale of homes. As of December 31, 1999, we had made investments of approximately $19.0 million in these joint ventures.

   During 1997, we entered into a joint venture with affiliates of Catellus Development Corporation and Starwood Capital Group L.L.C. to acquire and develop a 3,470-acre master-planned community located in south Orange County (the "Talega Joint Venture"). The Talega Joint Venture plans to develop and deliver in phases finished lots for up to approximately 4,500 attached and detached homes, develop and operate a championship golf course, and develop certain community amenities and commercial and industrial components. As a one-third participant in this long-term project, we may be required to invest up to $20 million in the project and will receive certain rights of first offer entitling us to purchase at fair market value up to 1,000 finished lots from the joint venture for construction and sale of homes by us. As of December 31, 1999, our net investment in this joint venture was less than $1 million. Additionally, through December 31, 1999 we had purchased 155 lots from the joint venture on which we intend to build and sell homes.

   In July 1999, we entered into a joint venture with Catellus Residential Group, Inc. to acquire and develop an age-qualified community within the Talega master-planned community in San Clemente, California (the "Talega Village Joint Venture"). The Talega Village Joint Venture plans to develop and deliver up to approximately 300 homes. This guard-gated community will feature four separate product types with its own resident recreation center that will contain various recreational amenities. Additionally, this project is adjacent to a portion of the championship golf course within the Talega Joint Venture. As of December 31, 1999, we had an investment of approximately $1.4 million in this joint venture.

   Our Orange County division is a participant in a homebuilding joint venture located in the San Gabriel Valley area of Southern California. This joint venture is scheduled to construct and deliver in excess of 300 homes, with development scheduled to commence in mid to late 2000, and first home deliveries planned for 2001. As of December 31, 1999, our investment in this joint venture totaled approximately $2.5 million.

   In 1998, we entered into a joint venture with Centex Homes to develop approximately 700 lots in Riverside County, California. Currently, our Southern California Inland Empire division is scheduled to purchase approximately half of these lots at cost for the construction and sale of homes and sales of lots to other builders. As of December 31, 1999, we had made an investment of approximately $7.2 million in this joint venture.

Marketing and Sales

   Our homes are generally sold by our own sales personnel. Furnished and landscaped model homes are typically maintained at each project site. Homebuyers are afforded the opportunity to select, at additional costs, various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional appliances and some room configurations. We make extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

   Our homes are typically sold during or prior to construction using sales contracts which are usually accompanied by a cash deposit, although some of our homes are sold after completion of construction. For a limited time, purchasers are typically permitted to cancel these contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met.

   During each of the years ended December 31, 1999, 1998 and 1997, we experienced cancellation rates of 24 percent, 25 percent and 22 percent, respectively. Although cancellations can delay the delivery of homes, they have not, during the last few years, had a material negative impact on sales, operations or liquidity. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. Sales are recorded after construction is completed, required down payments are received and title passes. At December 31, 1999, 1998 and 1997, we had an inventory of completed and unsold homes of 167, 136 and 116, respectively.

Financial Services

 Customer Financing

   In 1998, we began offering conventional, FHA-insured, VA-guaranteed and other types of mortgage loans to our California homebuyers and others through our mortgage banking subsidiary, Family Lending Services, Inc. ("Family Lending").

   In 1998, we also began offering conventional, FHA-insured, VA-guaranteed and other types of mortgage loans to our Arizona homebuyers through SPH Mortgage, a joint venture with Wells Fargo Bank. During 1999, we expanded this venture into our Texas operating divisions.

   Family Lending sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis with servicing rights released. It typically finances its loans held for sale with borrowings under its warehousing line of credit (secured by the loans and certain servicing rights) with a third party lender. SPH Mortgage generally sells the loans it originates, on a non-recourse basis and with servicing rights released, to Wells Fargo Bank.

   Both Family Lending and SPH Mortgage seek to manage interest rate risk with respect to loan commitments and loans held for sale by preselling loans on a best efforts basis. To enhance potential returns on the sale of mortgage loans, Family Lending also plans to begin selling a portion of its mortgage loans on a non-presold mandatory delivery basis. To hedge its interest rate risk associated with extending interest rate commitments to customers prior to selling closed loans to investors, Family Lending anticipates entering into forward sale commitments of mortgage-backed securities. (See "Management's Discussion and Analysis--Quantitative and Qualitative Disclosures About Market Risk" for further discussion of selling mortgage loans on a mandatory delivery basis).

   The principal sources of revenues for these mortgage banking operations are:

   . fees generated from loan originations;

   . net gains on the sale of loans; and

   . interest income earned on loans during the period they are held prior to sale.

 Title Services

   During 1999, we began serving as a title insurance agent in Texas by offering title examination services to our Texas homebuyers through a new subsidiary, SPH Title, Inc. We assume no underwriting risk associated with these title policies.

Certain Factors Affecting our Operations

   Set forth below are certain matters that may affect us.

   Economic Conditions and Interest Rates Affect Our Industry. The homebuilding industry is highly cyclical. Changes in world, national and local economic conditions affect our business and our markets. In particular, declines in consumer confidence or employment levels in our markets, as well as a drop in stock market valuations, may adversely affect the demand for homes and could in turn harm our operating results.

   Our customers typically finance their home purchase through lenders providing mortgage financing. Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs, or the decreased availability of financing, to potential homebuyers. Even if some of our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could adversely affect our operating results.

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

   We Depend on the California Market. We presently conduct a significant portion of our business in California. Home prices in California, including some of the markets in which we operate, have declined from time to time, particularly as a result of weak economic conditions. We cannot be certain that the current economic climate in California will continue. If home prices decline in one or more of the markets in which we operate, our results of operations may be adversely affected.

   Risk of Slow Growth Initiatives. Several California cities and counties, including some in which we have sold a significant number of homes, have in the past approved, or approved for inclusion on their ballot, various "slow growth" initiatives and other ballot measures which could impact the availability of land and building opportunities within those localities. In addition, in Arizona a state-wide initiative is on the November 2000 ballot which would restrict the ability of homebuilders to build outside of designated, pre-existing urban areas and could create additional costs and administrative requirements to build homes. Introduction and voter approval of this or similar measures could harm our ability to build and sell homes in the affected markets. This in turn could adversely affect our operating results.

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

   Land inventory risk can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to writedown land holdings, sell homes at a loss and/or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

   Our Industry is Highly Competitive. The homebuilding industry is highly competitive and fragmented. We compete with numerous other residential construction firms, including large national and regional firms, for customers, undeveloped land, financing, raw materials and skilled labor. We compete for customers on the basis of the location, design, quality and price of, as well as available mortgage financing for, our homes. Some of these firms have substantially greater financial resources than we do. We also compete with the resale of existing homes and, in some cases, with rental homes. An oversupply of attractively priced resale or rental homes in our markets could adversely affect our ability to sell homes profitably. Our mortgage lending operations are subject to intense competition from other mortgage lenders, many of which are substantially larger and may have a lower cost of funds.

   Risk of Material and Labor Shortages. The residential construction industry has from time to time experienced serious material and labor shortages, including shortages in insulation, drywall, cement and lumber. These labor and material shortages can be more severe during periods of strong demand for housing. Certain of these materials, including lumber and cement in particular, have experienced volatile price swings. Similar shortages and price increases in the future could cause delays in and increase the costs of our home construction which in turn would adversely affect our operating results.

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

   New housing developments, particularly in California, may be subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could adversely affect our operating results.

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

   Our mortgage banking operations are subject to numerous federal, state and local laws and regulations, including eligibility requirements for participation in federal loan programs. Our title insurance agency subsidiary is subject to applicable insurance laws and regulations. Many of these regulatory requirements are designed to protect the interests of consumers. Failure to comply with these requirements can lead to ineligibility for participation in governmental programs, administrative enforcement actions, the loss of required licenses and claims for monetary damages.

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

   Risk Relating to the "Year 2000 Issue." To date we have not experienced any disruptions in our ability to process data or any other problems relating to the Year 2000 issue. Until the further passage of time, however, there can be no assurance that the Year 2000 issue will not adversely affect us. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue.")

Employees

   At December 31, 1999, we had approximately 741 employees.

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

ITEM 2. PROPERTIES

   In addition to real estate held for development and sale, we lease office facilities for our corporate, real estate and financing operations. The following table summarizes our principal leased facilities at March 1, 2000:

                                                      Square Feet of   Lease
   Location                                            Floor Space   Expiration
   --------                                           -------------- ----------
   Costa Mesa, CA (1) (2)............................     52,181        2002
   Costa Mesa, CA (2)................................     24,000        2002
   Irvine, CA (3)....................................     32,621        2010
   Newport Beach, CA (4).............................      9,312        2005
   Pleasanton, CA....................................      8,488        2002
   Los Gatos, CA.....................................      4,725        2001
   Westlake Village, CA..............................      5,439        2001
   San Diego, CA.....................................      9,262     2000-2002
   Temecula, CA......................................      4,711        2002
   Scottsdale, AZ (5)................................     12,731        2006
   Irving, TX........................................      6,835        2002
   Austin, TX........................................      1,931        2001
   Houston, TX.......................................      8,585        2004

--------
(1) We have subleased 40,000 square feet of this facility to an unrelated third party through 2002.
(2) To the extent not subleased to a third party, this facility is used for our corporate and Orange County divisional offices. We intend to move these offices to a new facility in March 2000. We are actively seeking to sublease this space in anticipation of it becoming vacant.
(3) This facility will serve as our corporate and Orange County divisional offices upon occupancy which is presently scheduled for March 2000.
(4) This facility is used for Family Lending's offices.
(5) 1,600 square feet of this space is subleased to an unrelated third party through 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF THE COMPANY

   Our executive officers' ages, positions, and brief accounts of their business experience, are set forth below.

                 Name                 Age               Position
                 ----                 ---               --------
 Arthur E. Svendsen.................. 76  Chairman of the Board; Director
 Stephen J. Scarborough.............. 51  Chief Executive Officer and
                                          President; Director
 Michael C. Cortney.................. 52  Executive Vice President
 Andrew H. Parnes.................... 41  Vice President--Finance, Treasurer
                                           and Chief Financial Officer
 Clay A. Halvorsen................... 40  Vice President, General Counsel and
                                          Secretary
 Jari L. Kartozian................... 41  Vice President

   Arthur E. Svendsen has served as the Chairman of the Board and Chief Executive Officer from 1961 through December 1999. Effective January 1, 2000, Mr. Svendsen assigned his Chief Executive Officer responsibilities to Mr. Scarborough.

   Stephen J. Scarborough has served as a Director since May 1996 and as President since October 1996. Effective January 1, 2000, Mr. Scarborough assumed the position of Chief Executive Officer. Mr. Scarborough served as Executive Vice President from January 1996 until October 1996. Prior to this and since 1981, Mr. Scarborough was President of our Orange County, California homebuilding division.

   Michael C. Cortney has served as Executive Vice President since January 2000. Mr. Cortney served as Senior Vice President from January 1998 until December 1999. Mr. Cortney also continues to serve as the President of our Northern California homebuilding division, a position he has held since 1985. Mr. Cortney joined Standard Pacific in 1982.

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

   Jari L. Kartozian has served as Vice President since January 2000. Ms. Kartozian served as Senior Vice President Sales and Marketing of our Orange County, California homebuilding division from September 1998 to December 1999 and as Vice President Sales and Marketing of this division prior to this and since August 1991. Ms. Kartozian joined Standard Pacific in 1981.

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

                                         Year Ended December 31,
                        -------------------------------------------------------
                                   1999                         1998
                        ---------------------------- --------------------------
   Quarter Ended        High      Low       Dividend High     Low      Dividend
   -------------        ----      ----      -------- -----    ----     --------
   March 31............ $15 1/8   $11 11/16   $.05   $18 7/8  $14 5/8    $.04
   June 30.............  15        12 1/8      .05    21       14 3/4     .04
   September 30........  14 1/8    10          .05    21       11 9/16    .04
   December 31.........  12 15/16   8 7/8      .05    14 7/8    7 7/8     .05

   As of March 1, 2000, the approximate number of record holders of common stock was 1,343.

ITEM 6. SELECTED FINANCIAL DATA

                                           Year Ended December 31,
                         ---------------------------------------------------------------
                            1999         1998         1997         1996         1995(1)
                         -----------  -----------  -----------  -----------  -----------
                              (Dollars in thousands, except per share amounts)
 Revenues............... $ 1,198,831  $   759,612  $   584,571  $   399,863  $   346,263
                         ===========  ===========  ===========  ===========  ===========
 Income (loss) from
  continuing operations
  before income taxes
  and extraordinary
  charge................ $   114,063  $    80,894  $    41,046  $    12,948  $   (37,247)
 (Provision) benefit for
  income taxes..........     (46,492)     (33,490)     (17,070)      (5,197)      14,890
                         -----------  -----------  -----------  -----------  -----------
 Income (loss) from
  continuing operations
  before extraordinary
  charge................      67,571       47,404       23,976        7,751      (22,357)
 Income (loss) from
  discontinued
  operations, net of
  income taxes..........        (159)        (199)          48          642       (5,006)
 Gain on disposal of
  discontinued
  operations, net of
  income taxes..........         618          --         3,302          --           --
 Extraordinary charge
  from early
  extinguishment of
  debt, net of income
  taxes.................         --        (1,328)         --           --           --
                         -----------  -----------  -----------  -----------  -----------
 Net income (loss)...... $    68,030  $    45,877  $    27,326  $     8,393  $   (27,363)
                         ===========  ===========  ===========  ===========  ===========
 Basic Net Income (Loss)
  Per Share:
   Income (loss) per
    share from
    continuing
    operations.......... $      2.28  $      1.59  $      0.82  $      0.26  $     (0.73)
   Income (loss) per
    share from
    discontinued
    operations..........       (0.01)       (0.01)        0.00         0.02        (0.17)
   Gain on disposal of
    discontinued
    operations..........        0.02          --          0.11          --           --
   Extraordinary charge
    from early
    extinguishment of
    debt................         --         (0.04)         --           --           --
                         -----------  -----------  -----------  -----------  -----------
   Net income (loss) per
    share............... $      2.29  $      1.54  $      0.93  $      0.28  $     (0.90)
                         ===========  ===========  ===========  ===========  ===========
 Diluted Net Income
  (Loss) Per Share:
   Income (loss) per
    share from
    continuing
    operations.......... $      2.27  $      1.58  $      0.81  $      0.26  $     (0.73)
   Income (loss) per
    share from
    discontinued
    operations..........       (0.01)       (0.01)        0.00         0.02        (0.17)
   Gain on disposal of
    discontinued
    operations..........        0.02          --          0.11          --           --
   Extraordinary charge
    from early
    extinguishment of
    debt................         --         (0.04)         --           --           --
                         -----------  -----------  -----------  -----------  -----------
   Net income (loss) per
    share............... $      2.28  $      1.53  $      0.92  $      0.28  $     (0.90)
                         ===========  ===========  ===========  ===========  ===========
 Stockholders' equity
  per share............. $     13.07  $     10.96  $      9.58  $      8.79  $      8.58
 Cash dividends declared
  per share............. $      0.20  $      0.17  $      0.14  $      0.12  $      0.12
 Weighted average common
  shares outstanding....  29,597,669   29,714,431   29,504,477   30,000,492   30,488,676
 Weighted average common
  and diluted shares
  outstanding...........  29,795,263   30,050,078   29,807,702   30,011,595   30,488,676
 Total assets........... $   829,968  $   866,362  $   547,665  $   449,114  $   444,603
 Long-term debt--
  continuing
  operations............ $   321,847  $   404,806  $   194,305  $    80,000  $   129,062
 Stockholders' equity... $   381,885  $   324,679  $   283,778  $   260,389  $   257,926

-------
(1) The 1995 loss from continuing operations before income taxes and extraordinary charge of $37.2 million reflects the adoption of Financial Accounting Standards No. 121 ("FAS 121") which resulted in a $46.5 million noncash pretax charge to operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

                         Selected Financial Information

                                                 Year Ended December 31,
                                               ------------------------------
                                                  1999       1998      1997
                                               ----------  --------  --------
                                                  (Dollars in thousands)
Homebuilding:
  Revenues.................................... $1,198,831  $759,612  $584,571
  Cost of sales...............................    986,793   618,448   490,876
                                               ----------  --------  --------
    Gross margin..............................    212,038   141,164    93,695
                                               ----------  --------  --------
    Gross margin percentage...................       17.7%     18.6%     16.0%
                                               ----------  --------  --------
  Selling, general and administrative
   expenses...................................     99,971    61,691    52,141
  Income from unconsolidated joint ventures...      6,201     4,158     3,787
  Interest expense............................      1,519     1,168     4,981
  Amortization of excess of cost over net
   assets acquired............................      1,979     1,312       245
  Other income (expense)......................       (712)      168       822
                                               ----------  --------  --------
    Homebuilding pretax income................    114,058    81,319    40,937
                                               ----------  --------  --------
Financial Services:
  Revenues....................................      2,257     1,403       171
  Income from unconsolidated joint venture....        783       --        --
  Other income................................        105       --        --
  Expenses....................................      3,140     1,828        62
                                               ----------  --------  --------
    Financial services pretax income (loss)...          5      (425)      109
                                               ----------  --------  --------
Income from continuing operations before
 income taxes and extraordinary charge........   $114,063  $ 80,894  $ 41,046
                                               ==========  ========  ========

                                 Operating Data

                                                 Year Ended December 31,
                                               ------------------------------
                                                  1999       1998      1997
                                               ----------  --------  --------
New homes delivered:
  Southern California.........................      1,173     1,119       849
  Northern California.........................      1,020       516       628
                                               ----------  --------  --------
    Total California..........................      2,193     1,635     1,477
                                               ----------  --------  --------
  Dallas/Austin...............................        341       288       234
  Houston.....................................        118       177       168
                                               ----------  --------  --------
    Total Texas...............................        459       465       402
                                               ----------  --------  --------
  Arizona.....................................        802       188       --
                                               ----------  --------  --------
  Consolidated total..........................      3,454     2,288     1,879
  Unconsolidated joint ventures (Southern
   California)................................         18        40        67
                                               ----------  --------  --------
    Total.....................................      3,472     2,328     1,946
                                               ==========  ========  ========
Average selling price:
  California deliveries (excluding joint
   ventures).................................. $  436,285  $381,534  $337,649
  Texas deliveries............................ $  239,930  $215,458  $195,631
  Arizona deliveries.......................... $  159,958  $161,649  $    --
  Combined (excluding joint ventures)......... $  346,030  $329,714  $307,265
  Combined (including joint ventures)......... $  346,749  $329,972  $309,239

                                                     Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
Net New Orders:
  Southern California..............................    1,138    1,226      922
  Northern California..............................      946      612      607
                                                    -------- -------- --------
    Total California...............................    2,084    1,838    1,529
                                                    -------- -------- --------
  Dallas/Austin....................................      375      310      238
  Houston..........................................       91      156      190
                                                    -------- -------- --------
    Total Texas....................................      466      466      428
                                                    -------- -------- --------
  Arizona..........................................      761      165      --
                                                    -------- -------- --------
  Consolidated total...............................    3,311    2,469    1,957
  Unconsolidated joint ventures (Southern
   California).....................................       64       13       70
                                                    -------- -------- --------
    Total..........................................    3,375    2,482    2,027
                                                    ======== ======== ========
                                                         At December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
Backlog (in units):
  Southern California..............................      342      377      270
  Northern California..............................      173      247      151
                                                    -------- -------- --------
    Total California...............................      515      624      421
                                                    -------- -------- --------
  Dallas/Austin....................................      122       88       66
  Houston..........................................        4       31       52
                                                    -------- -------- --------
    Total Texas....................................      126      119      118
                                                    -------- -------- --------
  Arizona..........................................      327      368      --
                                                    -------- -------- --------
  Consolidated total...............................      968    1,111      539
  Unconsolidated joint ventures (Southern
   California).....................................       46      --        27
                                                    -------- -------- --------
    Total..........................................    1,014    1,111      566
                                                    ======== ======== ========
Backlog at year end (estimated dollar value in
 thousands)........................................ $326,101 $359,959 $191,682
                                                    ======== ======== ========
                                                     Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
Average selling communities during the year:
  Southern California..............................       21       17       19
  Northern California..............................       15       11        9
  Texas............................................       18       18       17
  Arizona..........................................       11        9      --
  Unconsolidated joint ventures (Southern
   California).....................................        1        2        2
                                                    -------- -------- --------
    Total..........................................       66       57       47
                                                    ======== ======== ========
                                                         At December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
Building sites owned or controlled:
  California.......................................    8,360    8,587    7,246
  Texas............................................    2,427    2,298    1,770
  Arizona..........................................    3,956    2,984      --
                                                    -------- -------- --------
    Total..........................................   14,743   13,869    9,016
                                                    ======== ======== ========

Fiscal Year 1999 Compared to Fiscal Year 1998

   Income from continuing operations before an extraordinary charge increased 43 percent to $67.6 million, or $2.27 per diluted share, for the year ended December 31, 1999, compared to $47.4 million, or $1.58 per diluted share, in 1998. The improved operating performance primarily reflects our position in the strong California housing market as well as the full year contribution from our Arizona operations, which were acquired in late 1998, and our improved operating results in the Dallas market.

   Net income including the discontinued operation and the extraordinary charge increased 48 percent to $68.0 million, or $2.28 per diluted share, for the year ended December 31, 1999, compared to $45.9 million, or $1.53 per diluted share, in 1998. The discontinued operation reflects our former savings and loan subsidiary, which was sold in May 1999 for an after tax gain of $618,000, or $0.02 per diluted share. The 1998 extraordinary charge reflects an after tax loss of $1.3 million, or $0.04 per diluted share, recognized in connection with the early extinguishment of approximately $39 million of our 10 1/2% Senior Notes due in 2000. (See "-- Discontinued Operations" for further discussion of the discontinued operating segments.)

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") for 1999 increased 33 percent to $147.0 million compared to $110.8 million in 1998.

 Homebuilding

   Homebuilding revenues for the year ended December 31, 1999 surpassed the $1 billion level for the first time, increasing 58 percent to a record $1,198.8 million from $759.6 million in 1998. The higher revenue total was due to a 51 percent increase in new home deliveries (exclusive of joint ventures) to 3,454 homes, coupled with a 5 percent increase in the average home selling price to $346,000. In California we delivered 2,211 new homes, up 32 percent over the prior year, with our Northern and Southern California operations both topping 1,000 deliveries for the first time. Northern California deliveries were up 98 percent over the prior year due, in part, to a 36 percent increase in new communities, many of which were acquired in connection with our 1997 acquisition of Duc Development Company. In Southern California, deliveries were up 5 percent on a 16 percent higher community count. Revenues rose 34 percent over the prior year, due to the increase in deliveries and a 28 percent higher average home selling price of $475,000. Our Arizona division delivered 802 new homes in its first full year of operations compared to 188 homes delivered in the last four months of 1998. Overall, Texas deliveries were in line with the prior year level; however, deliveries were up 18 percent in our Dallas division which was substantially offset by a decline in deliveries from our Houston operation.

   The average home price in California increased 14 percent to $436,000. The higher home price reflects both the delivery of larger, more expensive homes, particularly in Southern California, and general price appreciation from the strong housing demand in the state. In Texas, the average home price was up 11 percent to $240,000 reflecting a greater distribution of deliveries from our Dallas and Austin operations. The average home price of $160,000 in Arizona remained relatively consistent with the prior year amount.

   The gross margin percentage for the year was down 90 basis points to 17.7 percent compared to 18.6 percent in 1998. The decline in the gross margin percentage was primarily attributable to higher land and labor costs in California which was a result of the state's strong housing market and, to a lesser degree, increased deliveries in Arizona and Texas where margins are typically lower than in California. The lower margins in Arizona and Texas, however, were partially offset by faster inventory turnover rates.

   Selling, general and administrative expenses as a percentage of revenues were up slightly in 1999 to 8.3 percent from 8.1 percent in 1998. The increase in these expenses as a percentage of revenues is primarily due to the timing of certain sales and marketing costs incurred in connection with the opening of new communities. During 1999 we opened 43 new communities compared to 27 new openings in 1998.

   Income generated from unconsolidated joint ventures in 1999 totaled $6.2 million compared to $4.2 million in 1998. The 1999 income primarily reflects lot sales from our Talega land development joint venture in south Orange County with Catellus and Starwood Capital. In addition, during the fourth quarter we began delivery of homes from our joint venture in Fullerton and Brea, California. The venture delivered 18 of a planned 390 new homes from three different projects.

   Amortization of excess of cost over net assets acquired for 1999 reflects both the 1997 Northern California acquisition, as well as the 1998 Arizona acquisition. The amortization for 1998 reflects only four months of amortization for the Arizona acquisition.

   Net new orders for 1999 were up 36 percent over the prior year to a record 3,375 new homes on a 16 percent increase in average community count. Orders were up 55 percent in Northern California on a 36 percent increase in community count, while orders declined 3 percent in Southern California on a 16 percent increase in community count. The decline in Southern California orders was attributable, in large part, to a shift to higher priced homes which generally sell at a lower sales rate than less expensive homes. However, net new orders in Southern California were up 69 percent in the fourth quarter on a 56 percent increase in active selling communities. In Texas, orders were in line with the prior year total on an unchanged community count. Orders in Dallas were up 22 percent on a 27 percent higher community count, while orders in Houston were down 42 percent on a 29 percent lower community count. Arizona generated 761 orders in its first full year of operations versus 165 net new orders for the last four months of 1998.

   Our backlog of presold homes at December 31, 1999 stood at 1,014 homes with an estimated sales value of $326 million, a 9 percent decline from the 1998 year end backlog value. The higher backlog value in 1998 was due in large part to severe weather conditions in California in early 1998 which impacted our ability to deliver homes later in that year.

   During 2000 we are planning on opening approximately 55 to 60 new communities, 30 to 35 of which will be located in California, 10 in Texas and 15 in Arizona. Assuming there are no significant changes in general economic conditions, consumer confidence or interest rates, we expect to be in a position to increase unit deliveries in 2000.

 Financial Services

   Revenues from our financial services subsidiary increased 61 percent over the prior year due to an increase in the number of mortgage loans closed. The higher level of loan closings is attributable to the expansion of the loan origination operations during 1999 to most of the regions in California in which we operate. The rise in operating expenses reflects the increase in overhead from expanding our mortgage banking operations in California.

   The financial services joint venture income reflects the operating results of our mortgage banking venture with Wells Fargo Bank in Arizona and Texas.

   Other financial services income represents earnings from our new title insurance operation in Texas, which began serving as a title insurance agent and offering title examination services in September 1999.

Fiscal Year 1998 Compared to Fiscal Year 1997

   Income from continuing operations and before an extraordinary charge for the year ended December 31, 1998 increased 98 percent to $47.4 million, or $1.58 per diluted share, compared with $24.0 million, or $0.81 per diluted share in 1997. The significant increase in earnings was fueled by a jump in new home deliveries, an increase in the average selling price of new homes delivered and a higher homebuilding gross margin.

   Net income including discontinued operations and an extraordinary charge increased 68 percent to $45.9 million, or $1.53 per diluted share, for the year ended December 31, 1998 compared to $27.3 million, or $0.92 per diluted share, in 1997. The discontinued operations in 1997 and 1998 include our former savings and loan subsidiary which was sold in May of 1999. The discontinued operations in 1997 also include our former office furniture manufacturing subsidiary which was sold in December 1997. The extraordinary charge reflects an after tax loss of $1.3 million, or $0.04 per diluted share, recognized in connection with the early extinguishment of approximately $39 million of our 10 1/2% Senior Notes due 2000. (See "--Discontinued Operations" for further discussion of the discontinued operating segments.)

   In the third quarter of 1998, we expanded into the Phoenix, Arizona market with the acquisition of a portion of the Arizona single-family homebuilding operations of Shea Homes, Inc., which had been recently acquired from UDC Homes, Inc. In connection with this acquisition, we purchased, or assumed the rights to acquire, over 2,000 single-family lots located in 13 communities in the Phoenix metropolitan area, of which seven were active subdivisions at the close of the transaction, and acquired a backlog of 400 presold homes. Arizona is the second fastest growing state in the nation (based on percentage growth in jobs, gross state product and population) and Phoenix is one of the nation's largest metropolitan housing markets (based on dollar value of single-family building permits). As part of the acquisition, the experienced management team and selected operating personnel joined Standard Pacific. We paid a total of approximately $59 million for these assets with borrowings under our revolving credit facility.

 Homebuilding

   Homebuilding revenues for the year ended December 31, 1998 increased 30 percent to a then record $759.6 million, from $584.6 million in 1997. The increase was fueled by a 20 percent increase in deliveries to 2,328 new homes and a 7 percent increase in the average home price. The increase in the average price reflects both the strong housing market and the delivery of larger, more expensive homes in California where the average home price was up 13 percent to $381,534. New home deliveries were up 32 percent in Southern California due to the addition of new communities and improved market conditions, while deliveries were off 16 percent in Northern California due to the timing of new project openings and the effects of the severe weather conditions in early 1998. Texas deliveries were up 16 percent due to increased deliveries from our Dallas operations resulting from the addition of new, well-located communities. Additionally, 1998 included 188 deliveries from the recently acquired Arizona operation.

   Our 1998 homebuilding gross margin improved 260 basis points to 18.6 percent which was primarily the result of rising home prices in the strong California housing market and the delivery of larger, more expensive homes which typically generate higher margins.

   Selling, general and administrative expenses as a percentage of revenues decreased from 8.9 percent in 1997 to 8.1 percent in 1998. This favorable decline was primarily attributable to the increased volume in revenues relative to the generally fixed nature of certain general and administrative expenses. Additionally, we experienced a reduction in selling costs as a percentage of revenues principally due to the healthy California housing market and a higher sales absorption rate resulting in lower costs per home delivered.

   Income from our unconsolidated joint ventures increased 10 percent during 1998 as compared to 1997 despite a 40 percent decline in new home deliveries from our unconsolidated joint ventures. The reduction in deliveries was more than offset by the income generated in the fourth quarter from the initial sale of lots from our Talega land development joint venture in south Orange County.

   Interest expense for the year ended 1998 declined approximately $3.8 million from 1997 to $1.2 million. This decrease was primarily the result of capitalizing more interest to real estate inventories in 1998 compared to 1997.

   Amortization of excess of cost over net assets acquired for 1998 reflects a full year of amortization for the 1997 Northern California acquisition, as well as amortization related to the third quarter 1998 Arizona acquisition.

   Net new orders for the year ended December 31, 1998 increased 22 percent over 1997 to 2,482 new homes. Excluding the 165 net new orders generated from our Arizona operation, orders increased 14 percent. Our Southern California operations experienced the strongest gains during 1998 with net new orders increasing 25 percent over 1997, while the 1998 order level in Northern California remained in line with the strong order levels achieved in 1997. Texas orders were up 9 percent as a result of new community openings in our Dallas division.

 Financial Services

   In 1998, we began offering mortgage products to some of our Southern California homebuyers through our new mortgage banking operation, Family Lending Services, Inc. The results of operations for 1998 reflect a loss of approximately $425,000 which was the result of the start-up nature of this business.

   Additionally, in connection with the Arizona acquisition, we assumed a 50 percent interest in a joint venture with Wells Fargo Bank that offers mortgage loans to our Arizona homebuyers. For the year ended December 31, 1998, there was no income or loss recorded from this unconsolidated joint venture.

Carrying Costs, Real Estate Inventories and Cost of Sales

                                                      At December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
                                                   (Dollars in millions)
Capitalized interest in inventory and the
 percentage of total
 real estate inventories..................... $21.4 3.1% $15.2 2.1% $13.7 3.0%
Average real estate inventory balance........    $706       $583       $412
Cost of sales for the year then ended........    $987       $618       $491
Ratio of cost of sales to average inventory
 balance (Inventory turn ratio)..............   1.40x      1.06x      1.19x

   The 1999 inventory turn ratio increased to 1.40 from 1.06 in 1998. This improvement was primarily attributable to a 51 percent increase in new home deliveries in 1999 while the average inventory balance was up only 21 percent over the prior year. This favorable trend is a result of greater deliveries in Texas and Arizona, which generally turn their inventory levels faster than projects in California, and the result of a strong housing market in California which is having a positive impact on our ability to turn our inventory quicker.

   The 1998 inventory turn ratio decreased from 1997 principally due to a 42 percent increase in the average real estate inventory balance, while cost of sales increased only 26 percent. The inventory growth outpaced the increase in cost of sales as we purchased land in our existing markets in response to the strong demand for housing, particularly in California, and as a result of our expansion into Arizona in the third quarter of 1998.

   While still at favorable levels, capitalized interest in real estate inventories at December 31, 1999 was up $6.2 million, or at 3.1 percent of ending inventory, compared to 2.1 percent of ending inventory at the end of 1998. This increase in capitalized interest can be attributed, in part, to the rise in the number of active communities under development during the year, combined with a greater proportion of fixed-rate debt versus variable rate debt in 1999. Generally, fixed-rate debt, which is longer-term in duration, bears a higher interest rate than shorter-term variable rate debt.

Discontinued Operations

   Disposition of Standard Pacific Savings. In May 1997, our Board of Directors adopted a plan of disposition (the "Plan") for our savings and loan subsidiary ("Savings"). Pursuant to the Plan, we sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which closed in May 1999, and resulted in an after tax gain of $618,000 which is reflected in the accompanying consolidated statements of income. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated financial statements included elsewhere in this Form 10-K. Savings had not offered mortgage financing to our homebuyers since July 1994, and as a result, the sale of Savings has had no impact on sales of our homes.

   Disposition of Panel Concepts. In December 1997, we completed the sale of Panel Concepts, Inc. ("Panel Concepts") to HON Industries, Inc., a national furniture manufacturer, for a cash sales price of approximately $9.5 million, after distribution of certain non-operating assets to Standard Pacific totaling approximately $9 million. Panel Concepts has been accounted for as a discontinued operation and the results of its operations have also been segregated in our consolidated financial statements included elsewhere in this Form 10-K.

Recent Development

   We recently entered into a letter of intent to acquire The Writer Corporation, a publicly-traded Denver-based homebuilder ("Writer"), for a proposed consideration of $3.42 per share of Writer common stock, or a total of approximately $27.4 million plus the assumption of approximately $27 million of indebtedness. The acquisition consideration will be payable in a combination of cash and Standard Pacific common stock, with Writer's public shareholders being entitled to elect to receive up to the entire purchase price in cash. Not more than 60 percent and not less than 50 percent of the aggregate consideration will be paid in Standard Pacific common stock. Writer is a longtime homebuilder in the Denver metropolitan area, and more recently has expanded its operations into the emerging Fort Collins/Northern Colorado market. For the year ended December 31, 1999, Writer had revenues of $82 million and delivered 383 homes.

   Consummation of the transaction under the non-binding letter of intent is subject to customary conditions, including execution of a definitive acquisition agreement, satisfactory completion of our due diligence examination and approval of Writer stockholders. No assurances can be given that the transaction will be consummated.

Liquidity and Capital Resources

   Our homebuilding operations' principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion (including through acquisitions), principal and interest payments on debt, share repurchases and dividends to our shareholders. Cash requirements have been provided from internally generated funds and outside borrowings, including a bank revolving credit facility and public note offerings. Our mortgage banking subsidiary uses cash from internal funds and a mortgage warehouse credit facility to fund its mortgage lending operations. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash are sufficient to finance our current working capital requirements and other needs.

   In August 1999, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the commitment to $450 million, extend the maturity date one year to July 31, 2003 and revise certain financial and other covenants. This agreement contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At December 31, 1999, we had borrowings of $23 million outstanding under this facility.

   To fund mortgage loans through our financial services subsidiary, we have in place a revolving mortgage warehouse credit facility with a bank. To facilitate the anticipated growth within our financial services subsidiary, the commitment was increased from $15 million to $40 million in May 1999. Mortgage loans are generally held for a short period of time and are typically sold to investors within 15 days following funding. Borrowings, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a current maturity date of May 31, 2000, also contains certain financial covenants.

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

   In April 1999, a portion of the universal shelf was used to issue $100 million of 8 1/2% Senior Notes which mature April 1, 2009 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes, which were issued at par, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. The 8 1/2% Senior Notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments and
(4) sell assets. In addition, upon a change in control we are required to make an offer to purchase these senior notes. The 8 1/2% Senior Notes are redeemable at our option, in whole or in part, at any time after April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately
$98.3 million and were used to repay a portion of the balance outstanding under our revolving credit facility.

   From time to time, purchase money mortgage financing is used to finance land acquisitions. At December 31, 1999, we had approximately $3.5 million outstanding under trust deed notes payable, a decrease of $17.7 million from December 31, 1998.

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

   We paid approximately $5.9 million in dividends to our stockholders during the year ended December 31, 1999. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On January 25, 2000, our Board of Directors declared a quarterly cash dividend of $.08 per share of common stock, a 60 percent increase from the previous quarterly dividend of $.05 per common share. This dividend was paid on February 25, 2000 to shareholders of record on February 11, 2000.

   During the year ended December 31, 1999, 33,000 shares of common stock were issued pursuant to the exercise of stock options for aggregate consideration of approximately $245,000.

   In October 1999, our Board of Directors increased the aggregate stock repurchase limit of our previously announced stock buyback plan from $20 million to $25 million. During the year ended December 31, 1999, we repurchased 453,800 shares of common stock for approximately $5.2 million pursuant to this plan. From the inception of the plan through February 29, 2000, we repurchased an aggregate of approximately 2.1 million shares of common stock for approximately $17.5 million, leaving a balance of approximately $7.5 million available for future share repurchases.

   We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

Year 2000 Issue

   The "Year 2000 issue" is a general term used to describe the problems which were expected to arise from the inability of computer systems to properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or miscalculate the data being processed.

   We utilize a number of computer information systems in conjunction with our homebuilding and mortgage banking operations. All of our homebuilding operations are on computer software applications that we believe are year 2000 compliant. Our mortgage banking subsidiary, Family Lending Services, Inc., utilizes a service bureau for its application systems. This service bureau has advised us that its systems are year 2000 compliant. The financial institution partner in our mortgage banking joint venture has advised us that both its and the joint venture's computer information systems are year 2000 compliant.

   During 1998, we upgraded our computer hardware, including but not limited to, procuring a new AS400 mid-range computer, installing a Company-wide computer area network, and making numerous upgrades to various personal computer operating systems. As a result, we believe that all of our computer hardware, including personal computer operating systems and peripheral equipment, is year 2000 compliant in all material respects.

   We have evaluated all other non-information technology internal office systems, and believe that they are also year 2000 compliant.

   We surveyed our significant vendors, subcontractors, suppliers and financial institutions to assess their state of readiness for the year 2000. Third parties significant to our operations include our bank group, escrow and title companies, subcontractors and suppliers, and a third-party payroll service. While the results of the survey have been evaluated, survey responses are inherently insufficient to enable us to fully determine the extent to which the Year 2000 issue could still affect these or other third parties, such as governmental agencies on which we are dependent for zoning, building permits and related matters. To date we have not been impacted by third party Year 2000 issues.

   We completed certain systems conversions and network upgrades as part of our normal course of business as there was a need to upgrade the existing information systems irrespective of the Year 2000 issue. Including the cost of these conversions and upgrades, we estimate that we have expended approximately $1.4 million on addressing Year 2000 issues to date and we do not anticipate incurring any additional costs related to this issue.

   To date, we have not experienced any disruptions in our ability to process data or any other problems relating to the Year 2000 issue. Until the further passage of time, however, there can be no assurance that the Year 2000 issue will not adversely affect us.

Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under the provisions of FAS 133, companies are required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. We are required to adopt FAS 133 effective January 1, 2001. We have not yet quantified the impact of adopting FAS 133.

                          FORWARD-LOOKING STATEMENTS

   This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

  . the expected price range of our future homes;

  . the adequacy of our inventory of building sites;

  . our opportunities to expand in our existing markets and enter new geographic markets;

  . the availability of building sites for purchase and expected deliveries from joint ventures;

  . the time typically required to complete the home construction of a phase of a project;

  . the expected impact of outstanding claims and actions on our results of operations, financial position and liquidity;

  . the strength of the California housing market;

  . our backlog of homes and their estimated sales value;

  . planned new home community openings;

  . our ability to increase unit deliveries in 2000;

  . the sufficiency of our cash provided by internally generated funds and outside borrowings;

  . anticipated growth of our financial services subsidiary;

  . our planned continued use of joint ventures as a financing structure;

  . our Year 2000 compliance and the expected impact of the Year 2000 issue on our business operations and financial performance;

  . the expected impact of various accounting statements on our financial position, results of operations and liquidity;

  . our exposure to market risks, including fluctuations in interest rates;

  . the expected impact of certain land development joint ventures on our results of operations;

  . the likelihood of realization of a net deferred tax asset; and

  . the potential value of and expense related to stock option grants.

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

  . changes in costs and availability of materials, supplies and labor;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. As of December 31, 1999, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

   As part of our normal operations, we provide mortgage loans to our homebuyers through our financial services subsidiary and a joint venture. Our financial services subsidiary, Family Lending, currently presells these loans to investors on a best efforts basis as a means of managing the interest rate risk associated with mortgage lending. Preselling loans on a best efforts basis consists of Family Lending obtaining commitments from investors to purchase certain mortgage loans concurrently with extending interest rate locks to loan applicants. These loans are typically presold the same day we commit the interest rate lock to our customers. Should the loan applicant fail to close their loan, there is no pair-out fee charged to Family Lending. In general, these loans are warehoused by Family Lending for a short period of time (usually 15 days or less) while the investor completes its administrative review of the loan documents. Due to the frequency of these loan sales and commitments from our investors, the market rate risk associated with these mortgage loans is minimal. There are also certain loans in Family Lending's mortgage loan portfolio which were contributed to Family Lending in connection with its initial capitalization. These mortgage loans are held for sale and include both fixed and variable rate loans. With respect to our mortgage banking joint venture, there is substantially no interest rate risk related to this operation as loans to our homebuyers are presold, generally to Wells Fargo Bank, typically the same day we commit the interest rate lock to our customers. To a much lesser extent, our homebuilding operation has provided first and second mortgage loans to homebuyers and on occasion trust deed mortgage financing on land sales. These loans are held to maturity and generally are at fixed interest rates.

   To enhance potential returns on the sale of mortgage loans, Family Lending plans to begin selling a portion of its mortgage loans on a non-presold mandatory delivery basis versus a presold best efforts basis. When selling on a non-presold basis, Family Lending is required to lock interest rates with its customers prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. Family Lending anticipates entering into forward sale commitments of mortgage-backed securities to hedge its interest rate risk associated with extending interest rate commitments to loan applicants prior to selling closed loans to investors. In addition, to the extent it elects to presell on a mandatory delivery basis, Family Lending will incur a pair-out fee for loans that it is committed to deliver but do not close. While our hedging strategy of buying and selling mortgage-backed securities should assist us in mitigating risk associated with selling loans on a mandatory delivery basis, these instruments involve elements of market risk which could result in losses on loans sold in this manner if not hedged properly. In January 2000, Family Lending retained a third party advisory firm to assist with selling loans on a mandatory delivery basis and entering into forward sale commitments of mortgage-backed securities.

   We utilize debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, we have made short-term borrowings under our revolving credit facility to fund these expenditures and when market conditions were appropriate, based on our judgment, we would issue stock or fixed rate debt to provide longer-term financing. In addition, our financial services subsidiary utilizes short-term borrowings under a mortgage warehouse credit facility to finance mortgage loan originations for our homebuyers. Borrowings under both of these revolving credit facilities are at variable rates.

   For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 1999, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $333,000. A one point percentage increase in interest rates on our average variable rate debt outstanding during 1999 would have resulted in an increase in variable rate interest costs of approximately $1.3 million.

   The table below details the principal amount and the average interest rates for the mortgage notes receivable, mortgage loans held for sale and debt for each category based upon the expected maturity dates. Certain mortgage notes receivable and mortgage loans held for sale, require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage notes receivable and mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed notes payable and senior notes payable. The interest rates on our trust deed notes payable approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. Senior notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 1999.

                                               Expected Maturity Date
                                    --------------------------------------------------             Fair
                                     2000    2001    2002    2003    2004   Thereafter  Total     Value
December 31,                        -------  -----  ------  -------  -----  ---------- --------  --------
                                                        (Dollars in thousands)
Assets:
  Mortgage notes receivable........ $   109  $  88  $2,996  $   103  $ 108   $  1,126  $  4,530  $  3,969
   Average interest rate...........     8.2%   7.9%    5.8%     7.6%   8.1%       7.2%      6.4%
  Mortgage loans held for sale(1).. $15,330  $ 642  $  298  $    96  $  69   $  1,119  $ 17,554  $ 18,192
   Average interest rate...........     7.7%   8.1%    7.6%     7.9%   8.1%       9.7%      7.8%
Liabilities:
  Fixed rate debt.................. $ 3,531  $ --   $  --   $   --   $ --    $298,847  $302,378  $279,031
   Average interest rate...........     6.2%   --      --       --     --         8.4%      8.4%
  Variable rate debt............... $10,304  $ --   $  --   $23,000  $ --    $    --   $ 33,304  $ 33,304
   Average interest rate...........     6.6%   --      --       7.4%   --         --        7.2%

--------
(1) Certain amounts presented in this line item reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

   Based on the current interest rate management policies we have in place with respect to certain mortgage loans held for sale, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Report of Independent Public Accountants

To the Stockholders and Board of Directors of Standard Pacific Corp.:

   We have audited the accompanying consolidated balance sheets of STANDARD PACIFIC CORP. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Pacific Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/Arthur Andersen LLP

Orange County, California
January 21, 2000

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)

                                                Year Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Homebuilding:
  Revenues................................  $1,198,831  $  759,612  $  584,571
  Cost of sales...........................     986,793     618,448     490,876
                                            ----------  ----------  ----------
    Gross margin..........................     212,038     141,164      93,695
                                            ----------  ----------  ----------
  Selling, general and administrative
   expenses...............................      99,971      61,691      52,141
  Income from unconsolidated joint
   ventures...............................       6,201       4,158       3,787
  Interest expense........................       1,519       1,168       4,981
  Amortization of excess of cost over net
   assets acquired........................       1,979       1,312         245
  Other income (expense)..................        (712)        168         822
                                            ----------  ----------  ----------
    Homebuilding pretax income............     114,058      81,319      40,937
                                            ----------  ----------  ----------
Financial Services:
  Revenues................................       2,257       1,403         171
  Income from unconsolidated joint
   venture................................         783         --          --
  Other income............................         105         --          --
  Expenses................................       3,140       1,828          62
                                            ----------  ----------  ----------
    Financial services pretax income
     (loss)...............................           5        (425)        109
                                            ----------  ----------  ----------
Income from continuing operations before
 income taxes and extraordinary charge....     114,063      80,894      41,046
Provision for income taxes................     (46,492)    (33,490)    (17,070)
                                            ----------  ----------  ----------
Income from continuing operations before
 extraordinary charge.....................      67,571      47,404      23,976
Income (loss) from discontinued
 operations, net of income taxes of $114,
 $111 and $(1,034), respectively..........       (159)       (199)          48
Gain on disposal of discontinued
 operations, net of income taxes of $(425)
 in 1999 and $(51) in 1997................         618         --        3,302
Extraordinary charge from early
 extinguishment of debt, net of income
 taxes of $904 in 1998....................         --      (1,328)         --
                                            ----------  ----------  ----------
Net Income................................  $   68,030  $   45,877  $   27,326
                                            ==========  ==========  ==========
Basic Net Income Per Share:
  Income per share from continuing
   operations.............................  $     2.28  $     1.59  $     0.82
  Income (loss) per share from
   discontinued operations................       (0.01)      (0.01)       0.00
  Gain on disposal of discontinued
   operations.............................        0.02         --         0.11
  Extraordinary charge from early
   extinguishment of debt.................         --        (0.04)        --
                                            ----------  ----------  ----------
  Net Income Per Share....................  $     2.29  $     1.54  $     0.93
                                            ==========  ==========  ==========
  Weighted average common shares
   outstanding............................  29,597,669  29,714,431  29,504,477
                                            ==========  ==========  ==========
Diluted Net Income Per Share:
  Income per share from continuing
   operations.............................  $     2.27  $     1.58  $     0.81
  Income (loss) per share from
   discontinued operations................       (0.01)      (0.01)       0.00
  Gain on disposal of discontinued
   operations.............................        0.02         --         0.11
  Extraordinary charge from early
   extinguishment of debt.................         --        (0.04)        --
                                            ----------  ----------  ----------
  Net Income Per Share....................  $     2.28  $     1.53  $     0.92
                                            ==========  ==========  ==========
  Weighted average common and diluted
   shares outstanding.....................  29,795,263  30,050,078  29,807,702
                                            ==========  ==========  ==========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                       At December 31,
                                                      -----------------
                                                        1999     1998
                                                      -------- --------
                                ASSETS
Homebuilding:
  Cash and equivalents............................... $  2,865 $ 13,413
  Other notes and accounts receivable, net...........   10,489   25,279
  Mortgage notes receivable and accrued interest.....    4,530    5,061
  Inventories........................................  699,489  713,446
  Investments in and advances to unconsolidated joint
   ventures..........................................   49,116   38,405
  Property and equipment, net........................    2,656    3,512
  Deferred income taxes..............................   12,738   10,784
  Other assets.......................................   13,350    8,210
  Excess of cost over net assets acquired, net.......   15,315   17,293
                                                      -------- --------
                                                       810,548  835,403
                                                      -------- --------
Financial Services:
  Cash and equivalents...............................      313    1,651
  Mortgage loans held for sale.......................   17,554   19,341
  Other assets.......................................    1,553    1,920
                                                      -------- --------
                                                        19,420   22,912
                                                      -------- --------
Net assets of discontinued operations................      --     8,047
                                                      -------- --------
    Total Assets..................................... $829,968 $866,362
                                                      ======== ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable................................... $ 42,344 $ 22,015
  Accrued liabilities................................   69,437   63,777
  Revolving credit facility..........................   23,000  204,900
  Trust deed notes payable...........................    3,531   21,187
  Senior notes payable...............................  298,847  218,382
                                                      -------- --------
                                                       437,159  530,261
                                                      -------- --------
Financial Services:
  Accounts payable and other liabilities.............      620      596
  Mortgage warehouse line of credit..................   10,304   10,826
                                                      -------- --------
                                                        10,924   11,422
                                                      -------- --------
Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued...........................      --       --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 29,208,680 and 29,629,480 shares
   outstanding at December 31, 1999 and 1998,
   respectively......................................      292      296
  Paid-in capital....................................  278,701  283,598
  Retained earnings..................................  102,892   40,785
                                                      -------- --------
  Total stockholders' equity.........................  381,885  324,679
                                                      ======== ========
    Total Liabilities and Stockholders' Equity....... $829,968 $866,362
                                                      ======== ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                                     Common
                                         Number of   Stock            Retained
Years Ended December 31, 1997, 1998 and    Common     Par   Paid-In   Earnings
                 1999                      Shares    Value  Capital   (Deficit)
---------------------------------------  ----------  ------ --------  ---------
Balance, December 31, 1996.............  29,629,981   $296  $283,331  $(23,238)
Exercise of stock options and related
 income tax benefit....................     292,100      3     2,315       --
Repurchase of common shares............    (284,800)    (3)   (2,121)      --
Cash dividends declared ($0.14 per
 share)................................         --     --        --     (4,131)
Net income.............................         --     --        --     27,326
                                         ----------   ----  --------  --------
Balance, December 31, 1997.............  29,637,281    296   283,525       (43)
Exercise of stock options and related
 income tax benefit....................     131,500      1     1,383       --
Repurchase of common shares............    (139,301)    (1)   (1,310)      --
Cash dividends declared ($0.17 per
 share)................................         --     --        --     (5,049)
Net income.............................         --     --        --     45,877
                                         ----------   ----  --------  --------
Balance, December 31, 1998.............  29,629,480    296   283,598    40,785
Exercise of stock options and related
 income tax benefit....................      33,000      1       321       --
Repurchase of common shares............    (453,800)    (5)   (5,218)      --
Cash dividends declared ($0.20 per
 share)................................         --     --        --     (5,923)
Net income.............................         --     --        --     68,030
                                         ----------   ----  --------  --------
Balance, December 31, 1999.............  29,208,680   $292  $278,701  $102,892
                                         ==========   ====  ========  ========



 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999        1998       1997
                                               ---------  ----------  --------
Cash Flows from Operating Activities:
  Net income.................................. $  68,030  $   45,877  $ 27,326
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities of continuing operations:
    Discontinued operations...................       159         199       (48)
    Gain on disposal of discontinued
     operations...............................      (618)        --     (3,302)
    Extraordinary charge from early
     extinguishment of debt...................       --        1,328       --
    Income from unconsolidated joint
     ventures.................................    (6,201)     (4,158)   (3,787)
    Loss on disposal of property and
     equipment................................       620         --        --
    Depreciation and amortization.............     1,238         918       586
    Amortization of excess of cost over net
     assets acquired..........................     1,979       1,312       245
    Changes in cash and equivalents due to:
      Receivables and accrued interest........    17,108     (26,087)   (1,804)
      Inventories.............................    14,059    (193,242)     (615)
      Deferred income taxes...................    (1,954)      1,833     4,345
      Other assets............................    (3,023)       (703)    4,555
      Accounts payable........................    20,329       2,883     6,796
      Accrued liabilities.....................     5,468      30,624    14,287
                                               ---------  ----------  --------
  Net cash provided by (used in) operating
   activities of continuing operations........   117,194   (139,216)    48,584
                                               ---------  ----------  --------
Cash Flows from Investing Activities:
  Cash paid for acquisitions..................       --      (59,279)  (65,842)
  Investments in and advances to
   unconsolidated joint ventures..............   (44,095)    (16,651)  (22,598)
  Distributions and reimbursements from
   unconsolidated joint ventures..............    39,585       8,621     1,053
  Net additions to property and equipment.....    (1,002)     (1,439)   (1,264)
  Sales of investment securities..............       --          --      5,329
  Proceeds from the sale of discontinued
   operations.................................     8,798       1,087     8,379
                                               ---------  ----------  --------
  Net cash provided by (used in) investing
   activities.................................     3,286     (67,661)  (74,943)
                                               ---------  ----------  --------
Cash Flows from Financing Activities:
  Net proceeds from (payments on) revolving
   credit facility............................  (181,900)    185,900   (38,300)
  Net proceeds from (payments on) mortgage
   warehouse line of credit...................      (522)     10,826       --
  Proceeds from the issuance of senior notes
   payable....................................    98,250      97,571    96,931
  Principal payments on senior notes and trust
   deed notes payable.........................   (37,293)    (75,148)  (27,707)
  Dividends paid..............................    (5,923)     (5,049)   (4,131)
  Repurchase of common shares.................    (5,223)     (1,311)   (2,124)
  Proceeds from exercise of stock options.....       245         771     1,705
                                               ---------  ----------  --------
  Net cash provided by (used in) financing
   activities.................................  (132,366)    213,560    26,374
                                               ---------  ----------  --------
  Net change in cash from discontinued
   operations.................................   (38,130)     (6,826)   37,088
                                               ---------  ----------  --------
  Net increase (decrease) in cash and
   equivalents................................   (50,016)       (143)   37,103
  Cash and equivalents at beginning of year...    53,194      53,337    16,234
                                               ---------  ----------  --------
  Cash and equivalents at end of year......... $   3,178  $   53,194  $ 53,337
                                               =========  ==========  ========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Summary of Cash Balances:
  Continuing operations................................ $ 3,178 $15,064 $ 8,381
  Discontinued operations..............................     --   38,130  44,956
                                                        ------- ------- -------
                                                        $ 3,178 $53,194 $53,337
                                                        ======= ======= =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest--continuing operations.................... $32,248 $24,995 $17,698
    Income taxes.......................................  54,699  19,890  15,500
Supplemental Disclosures of Noncash Activities:
  Land acquisitions financed by purchase money trust
   deeds............................................... $   --  $18,670 $19,214
  Expenses capitalized in connection with the issuance
   of 8 1/2% senior notes due 2007.....................     --      --    2,377
  Expenses capitalized in connection with the issuance
   of 8% senior notes due 2008.........................     --    1,750     --
  Expenses capitalized in connection with the issuance
   of 8 1/2% senior notes due 2009.....................   1,750     --      --
  Income tax benefit credited in connection with shares
   of common stock issued pursuant to stock options
   exercised...........................................      77     613     613



 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

   Standard Pacific Corp., a Delaware corporation, operates primarily as a geographically diversified builder of single-family homes for use as primary residences with operations throughout the major metropolitan markets in California, Texas and Arizona. Unless the context otherwise requires, the terms "we", "us" and "our" refer to Standard Pacific Corp. and its subsidiaries.

   In 1998, Family Lending Services, Inc. ("Family Lending"), our wholly-owned mortgage banking subsidiary, began offering financing primarily to our California homebuyers. Additionally, we offer mortgage loans to our Arizona and Texas homebuyers through SPH Mortgage, a mortgage banking joint venture with Wells Fargo Bank (formerly Norwest Mortgage). In 1999, through a newly-formed subsidiary, SPH Title, Inc., we began serving as a title insurance agent in Texas offering title examination services to our Texas homebuyers.

   For the year ended December 31, 1999, approximately 64 percent, 13 percent and 23 percent of home deliveries (including the unconsolidated joint ventures) were from California, Texas and Arizona, respectively. There have been periods of time in California where economic growth has slowed and the average sales price of homes in certain areas in California in which we do business have declined. There can be no assurance that home sales prices will not decline in the future.

2. Summary of Significant Accounting Policies

 a. Basis of Presentation

   The consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for using the equity method.

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

 c. Segment Reporting

   Effective December 31, 1998, we adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). Under the provisions of FAS 131, our operating segments consist of homebuilding and mortgage banking. These two segments are segregated in the accompanying consolidated financial statements under "Homebuilding" and "Financial Services," respectively.

 d. Cash and Equivalents

   For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits, and all highly liquid short-term investments, including interest bearing securities purchased with a remaining maturity of three months or less.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 e. Mortgage Loans Held for Sale

   Mortgage loans held for sale are reported at the lower of cost or market on an aggregate basis. We estimate the market value of our loans held for sale based on quoted market prices for similar loans. Loan origination fees, net of the related direct origination costs, and loan discount points are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized into income upon the sale of mortgage loans.

 f. Real Estate Inventories

   We capitalize direct carrying costs, including interest, property taxes and related development costs to real estate under development. Field construction supervision and related direct overhead are also included in the capitalized cost of real estate inventories. General and administrative costs are expensed as incurred.

   We assess the recoverability of real estate inventories in accordance with the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FAS 121). FAS 121 requires long-lived assets, including real estate inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than its net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell.

 g. Capitalization of Interest

   We follow the practice of capitalizing interest to real estate inventories during the period of development in accordance with Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Interest capitalized as a cost of real estate under development is included in cost of sales as related units are sold. The following is a summary of interest capitalized and expensed from continuing operations for the following periods:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                        (Dollars in thousands)
Total interest incurred during the year................ $35,151 $29,010 $17,026
Less: Interest capitalized as a cost of real estate
 under development.....................................  33,632  27,842  12,045
                                                        ------- ------- -------
Interest expense....................................... $ 1,519 $ 1,168 $ 4,981
                                                        ======= ======= =======
Interest previously capitalized as a cost of real
 estate under development, included in cost of sales... $27,401 $26,399 $23,475
                                                        ======= ======= =======
Capitalized interest in ending inventories............. $21,386 $15,155 $13,712
                                                        ======= ======= =======

 h. Property and Equipment

   Property and equipment is recorded at cost, net of accumulated depreciation and amortization of $5,477,000 and $4,204,000 as of December 31, 1999 and 1998, respectively. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets which typically ranges between 3 and 10 years.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 i. Income Taxes

   We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

 j. Excess of Cost Over Net Assets Acquired

   The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods ranging from 7 to 12 years. Accumulated amortization was $3,535,000 and $1,557,000 as of December 31, 1999 and 1998, respectively. (See Note 4)

 k. Revenue Recognition

   Revenues of residential housing are recorded after construction is completed, required down payments are received and title passes.

   We recognize loan origination fees and expenses, and gains and losses on loans when the related mortgage loans are sold. Our current policy is to sell all mortgage loans originated. Mortgage loan interest is accrued only so long as it is deemed collectible.

 l. Warranty Costs

   Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized.

 m. Net Income Per Share

   We compute net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table set forth below reconciles the components of the basic net income per share calculation to diluted net income per share.

                                                   Year Ended December 31,
                          --------------------------------------------------------------------------
                                    1999                     1998                     1997
                          ------------------------ ------------------------ ------------------------
                          Income    Shares    EPS  Income    Shares    EPS  Income    Shares    EPS
                          ------- ---------- ----- ------- ---------- ----- ------- ---------- -----
                                       (Dollars in thousands, except per share amounts)
Basic Net Income Per
 Share:
 Income available to
  common stockholders
  from continuing
  operations before
  extraordinary charge..  $67,571 29,597,669 $2.28 $47,404 29,714,431 $1.59 $23,976 29,504,477 $0.82
Effect of dilutive stock
 options................      --     197,594           --     335,647           --     303,225
                          ------- ----------       ------- ----------       ------- ----------
Diluted income per share
 from
 continuing operations
 before extraordinary
 charge.................  $67,571 29,795,263 $2.27 $47,404 30,050,078 $1.58 $23,976 29,807,702 $0.81
                          ======= ========== ===== ======= ========== ===== ======= ========== =====

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 n. Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Under the provisions of FAS 133, we will be required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure these instruments at fair value. We are required to adopt FAS 133 effective January 1, 2001. We have not yet quantified the impact of adopting FAS 133.

 o. Reclassifications

   Certain items in prior period financial statements have been reclassified to conform with current year presentation.

3. Investments in Unconsolidated Joint Ventures

   Summarized financial information related to our joint ventures accounted for under the equity method are as follows:

                                                              At December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                                (Dollars in
                                                                thousands)
   Assets:
     Cash................................................... $  7,478 $  8,450
     Trust deed notes receivable............................      --    37,856
     Real estate in process of development and completed
      model homes...........................................  278,068  175,830
     Other assets...........................................   22,950      596
                                                             -------- --------
                                                             $308,496 $222,732
                                                             ======== ========
   Liabilities and Equity:
     Accounts payable and accrued expenses.................. $ 39,704 $ 33,007
     Construction loans and trust deed notes payable........  144,370   78,747
     General obligation assessment bonds....................   44,928   31,539
     Equity.................................................   79,494   79,439
                                                             -------- --------
                                                             $308,496 $222,732
                                                             ======== ========

   Our share of equity shown above was approximately $36.1 million and $36.9 million at December 31, 1999 and 1998, respectively.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Revenues............................................ $43,642 $54,219 $24,427
   Cost of revenues....................................  33,101  41,588  17,591
                                                        ------- ------- -------
   Net earnings of joint ventures...................... $10,541 $12,631 $ 6,836
                                                        ======= ======= =======

   Our share of earnings in the joint ventures detailed above varies, but in no case is our share of earnings greater than 50 percent.

   In addition, there are some joint ventures to which we are a party whose sole purpose is to develop finished lots for sale to the joint venture's partners. We and our partners then purchase the lots from the joint venture to construct homes thereon. We do not anticipate recording any income or loss from these joint ventures as the related lots will be sold to us and other partners at cost.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

4. Acquisitions

   On August 31, 1998, we acquired a portion of the assets of Shea Homes' Phoenix, Arizona single-family homebuilding operation (which had recently been acquired from UDC Homes, Inc.) for approximately $59 million in cash. The acquisition was financed under our unsecured revolving credit facility. At closing, we purchased or assumed the rights to acquire over 2,000 single-family lots located in 13 communities in the Phoenix Metropolitan area, of which seven communities were active subdivisions, and acquired a backlog of 400 presold homes. In addition, we retained UDC's Arizona senior management team and many of the existing staff.

   On September 30, 1997, we acquired all of the outstanding common stock of Duc Development Company ("Duc"), a privately held Northern California homebuilding company, for approximately $16 million. In connection with this acquisition, we acquired certain other real estate assets related to Duc's operations for approximately $55 million in cash and the assumption of approximately $8 million of debt.

   Both acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $12 million and $6.85 million for the Arizona and Northern California acquisitions, respectively. The excess purchase price has been recorded as excess of cost over net assets acquired in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods ranging from 7 to 12 years.

5. Revolving Credit Facility and Trust Deed Notes Payable

 a. Revolving Credit Facility

   In August 1999, we amended our unsecured revolving credit facility (the "Facility") with our bank group to, among other things, increase the commitment to $450 million, extend the maturity date to July 31, 2003 and revise certain financial and other covenants. The Facility contains covenants which require, among other things, the maintenance of certain amounts of tangible stockholders' equity, limitations on leverage, and minimum interest coverage, as defined. The Facility also contains a borrowing base provision which may limit the amount we may borrow under the credit facility. At December 31, 1999, we had borrowings of $23 million outstanding under this Facility. Additionally, we had approximately $12 million in letters of credit outstanding at December 31, 1999. Interest rates charged under this Facility include LIBOR and prime rate pricing options. In addition, there are fees charged on the commitment and unused portion of the Facility, as defined.

   As of December 31, 1999, and throughout the year, we were in compliance with the covenants of the Facility.

 b. Trust Deed Notes Payable

   At December 31, 1999 and 1998, trust deed notes payable primarily consisted of trust deeds on land purchases. At December 31, 1999, the weighted average interest rate on these trust deeds was approximately 6.2 percent.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 c. Borrowings and Maturities

   The following summarizes the borrowings outstanding under the unsecured revolving credit facility (excluding senior notes--see Note 6) and trust deed notes payable during the three years ended December 31:

                                                     1999      1998     1997
                                                   --------  --------  -------
                                                    (Dollars in thousands)
   Maximum borrowings outstanding during the year
    at month end.................................  $237,022  $244,808  $98,295
   Average outstanding balance during the year...  $131,850  $ 97,349  $45,395
   Weighted average interest rate for the year...       6.5%      6.9%     7.3%
   Weighted average interest rate on borrowings
    outstanding at year end......................       7.2%      7.0%     7.9%

   Maturities of the revolving credit facility, trust deed notes payable and senior notes payable (see Note 6 below) are as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
   2000............................................................   $  3,531
   2001............................................................        --
   2002............................................................        --
   2003............................................................     23,000
   2004............................................................        --
   Thereafter......................................................    298,847
                                                                      --------
                                                                      $325,378
                                                                      ========

6. Senior Notes Payable

   Senior notes payable consist of the following:

                                                               At December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   10 1/2% Senior Notes due 2000............................. $    --  $ 19,637
   8 1/2% Senior Notes due 2007, net.........................   99,432   99,379
   8% Senior Notes due 2008, net.............................   99,415   99,366
   8 1/2% Senior Notes due 2009..............................  100,000      --
                                                              -------- --------
                                                              $298,847 $218,382
                                                              ======== ========

   In 1993, we issued $100 million principal amount of 10 1/2% Senior Notes due March 1, 2000 (the "10 1/2% Senior Notes"). Under the original terms of the 10 1/2% Senior Notes, we did not have the option to redeem these notes prior to their scheduled maturities. However, we were required to make annual mandatory sinking fund payments sufficient to retire 20 percent of the original aggregate principal amount of these notes ($20 million per year) commencing on March 1, 1997, at a redemption price of 100 percent of the principal amount, with the balance of the notes to be retired on March 1, 2000. We made two $20 million sinking fund payments on the 10 1/2% Senior Notes in March 1997 and 1998. In May 1998, we repurchased and retired approximately $7.7 million of our 10 1/2% Senior Notes due 2000 through a series of open market purchases. In addition, on September 30, 1998, we completed a tender offer and consent solicitation for a portion of our 10 1/2% Senior

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

Notes due 2000. In connection with this tender offer, we repurchased and retired approximately $31.5 million of our 10 1/2% Senior Notes. With the successful completion of the consent solicitation, certain restrictive financial covenants were modified or eliminated under the indenture. In aggregate, we incurred an after tax extraordinary charge for the early extinguishment of debt, including transaction costs, of approximately $1.3 million for the year ended December 31, 1998. On March 1, 1999, we repaid the balance of the 10 1/2% Senior Notes outstanding ($19.6 million) under the annual sinking fund payment provision of the indenture.

   In June 1997, we issued $100 million of 8 1/2% Senior Notes due June 15, 2007 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes were issued at a discount to yield approximately 8.6 percent and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. Interest is due and payable on June 15 and December 15 of each year until maturity. These notes are redeemable at our option, in whole or in part, commencing June 15, 2002 at a price of 104.25 percent of par value, with the call price reducing ratably to par on June 15, 2005. Net proceeds after offering expenses were approximately $96.9 million.

   In February 1998, we issued $100 million of 8% Senior Notes due February 15, 2008 (the "8% Senior Notes"). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent. Interest is due and payable on February 15 and August 15 of each year until maturity. These notes are redeemable at our option, in whole or in part, commencing February 15, 2003 at
104.00 percent of par, with the call price reducing ratably to par on February 15, 2006. Net proceeds after offering expenses were approximately $97.3 million.

   In April 1999, we issued $100 million of 8 1/2% Senior Notes which mature April 1, 2009 (the "8 1/2% Senior Notes due 2009"). The 8 1/2% Senior Notes due 2009 were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The 8 1/2% Senior Notes due 2009 are redeemable at our option, in whole or in part, commencing April 1, 2004 at
104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million and were used to repay a portion of the balance outstanding under our revolving credit facility.

   Both 8 1/2% Senior Note issuances and the 8% Senior Notes (the "Notes") are senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the Notes in the event of our failure to maintain a minimum consolidated net worth (other than with respect to the 8 1/2% Senior Notes due 2009) and in the event of certain asset sales. In addition, the Notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. In addition, upon a change in control we are required to make an offer to purchase these Notes. As of December 31, 1999, we were in compliance with the covenants under the Notes.

7. Mortgage Warehouse Line of Credit

   Our financial services subsidiary maintains a revolving mortgage warehouse credit facility (the "Mortgage Warehouse Facility") with a bank to finance its mortgage loans held for sale. In May 1999, the commitment under this facility was increased from $15 million to $40 million. Borrowings under the Mortgage Warehouse Facility, which are LIBOR based and have a maturity date of May 31, 2000, are secured by the related mortgage loans held for sale. Maximum borrowings outstanding under this facility during 1999 and 1998 were $10,304,000 and $10,826,000, respectively. Average borrowings outstanding during the years ended December 31, 1999 and 1998 were $4,299,000 and $1,870,000, respectively. The weighted average interest rate of the Mortgage Warehouse Facility during the years ended December 31, 1999 and 1998 was 6.2 percent. In addition, the Mortgage Warehouse Facility requires our financial services subsidiary to comply with certain financial covenants, including, but not limited to, a minimum net worth requirement, a total liabilities to tangible net worth ratio and a minimum cash flow requirement. Family Lending was in compliance with the net worth covenant

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
and the leverage covenant of the Mortgage Warehouse Facility as of and throughout the year ended December 31, 1999. Family Lending received a waiver from the bank for the minimum cash flow requirement through its current maturity date.

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

     Revolving Credit Facility and Mortgage Warehouse Line of Credit--The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings (generally every 7 to 90 days).

     Trust Deed Notes Payable--These notes are primarily for purchase money deeds of trust on land acquired. As of December 31, 1999, these notes have remaining maturity dates of less than one year. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities, therefore, carrying amounts approximate fair value.

     10 1/2% Senior Notes due 2000--This issue was publicly traded on the New York Stock Exchange. Consequently, the fair value of this issue was based on its quoted market price at year end.

     8 1/2% Senior Notes due 2007--This issue is publicly traded on the New York Stock Exchange. As a result, the fair value of this issue was based on its quoted market price at year end.

     8% Senior Notes due 2008--This issue is publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

     8 1/2% Senior Notes due 2009--This issue is also publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   The estimated fair values of financial instruments from continuing operations are as follows:

                                                      At December 31,
                                             ----------------------------------
                                                   1999             1998
                                             ---------------- -----------------
                                             Carrying  Fair   Carrying   Fair
                                              Amount   Value   Amount   Value
                                             -------- ------- -------- --------
                                                   (Dollars in thousands)
   Financial assets:
     Homebuilding:
       Cash and equivalents................. $  2,865 $ 2,865 $ 13,413 $ 13,413
       Mortgage notes receivable............    4,530   3,969    5,061    4,827
     Financial services:
       Cash and equivalents.................      313     313    1,651    1,651
       Mortgage loans held for sale.........   17,554  18,192   19,341   20,314
   Financial liabilities:
     Homebuilding:
       Revolving credit facility............ $ 23,000 $23,000 $204,900 $204,900
       Trust deed notes payable.............    3,531   3,531   21,187   21,187
       10 1/2% Senior Notes due 2000........      --      --    19,637   20,054
       8 1/2% Senior Notes due 2007.........   99,432  92,500   99,379  100,375
       8% Senior Notes due 2008.............   99,415  90,250   99,366   97,890
       8 1/2% Senior Notes due 2009.........  100,000  92,750      --       --
     Financial services:
       Mortgage warehouse line of credit....   10,304  10,304   10,826   10,826

9. Commitments and Contingencies

   We lease office facilities under noncancelable operating leases. Future minimum rental payments on operating leases, net of related subleases, having an initial term in excess of one year as of December 31, 1999 are as follows:

                                                             Year Ended December
                                                                     31,
                                                             -------------------
                                                                 (Dollars in
                                                                 thousands)
   2000.....................................................       $ 2,251
   2001.....................................................         2,257
   2002.....................................................         1,676
   2003.....................................................         1,433
   2004.....................................................         1,299
   Thereafter...............................................         4,646
                                                                   -------
     Subtotal...............................................        13,562
   Less--Sublease income....................................          (833)
                                                                   -------
     Net rental obligations.................................       $12,729
                                                                   =======

   Rent expense from continuing operations under noncancelable operating leases, net of sublease income, for the three years ended December 31, 1999 was approximately $1,065,000, $838,000 and $397,000, respectively.

   We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. Land purchase and option contracts for the purchase of land typically allow us the ability to acquire portions of properties when we are ready to build homes thereon. Purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by us and the sellers.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $1.3 million at December 31, 1999 and carried a weighted average interest rate of approximately 7.6 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to its investors.

   We are party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to certain claims and litigation cannot presently be ascertained, we do not believe that these matters will result in us making a payment of monetary damages that, in the aggregate, would have a material impact on our financial position, results of operations or liquidity. It is possible that the reserves provided for by us with respect to such claims and litigation could change in the near term.

10. Income Taxes

   The provision for income taxes for continuing operations includes the following components:

                                                      Year Ended December 31,
                                                      ------------------------
                                                       1999     1998    1997
                                                      -------  ------- -------
                                                      (Dollars in thousands)
   Current:
     Federal......................................... $40,891  $24,940 $12,909
     State...........................................   9,136    4,160   3,471
                                                      -------  ------- -------
                                                       50,027   29,100  16,380
                                                      -------  ------- -------
   Deferred:
     Federal.........................................  (3,272)   3,931     535
     State...........................................    (263)     459     155
                                                      -------  ------- -------
                                                       (3,535)   4,390     690
                                                      -------  ------- -------
   Provision for income taxes for continuing
    operations and before extraordinary charge....... $46,492  $33,490 $17,070
                                                      =======  ======= =======

   The components of our deferred income tax asset (liability) from continuing operations is as follows:

                                                              At December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                             (Dollars
                                                                in
                                                            thousands)
   Inventory adjustments..................................... $ 1,391  $ 2,663
   Financial accruals........................................  10,756    8,628
   State income taxes........................................   2,855    2,115
   Nondeductible purchase price..............................  (2,568)  (2,747)
   Amortization of excess of cost over net assets acquired...     165       27
   Other.....................................................     139       98
                                                              -------  -------
                                                              $12,738  $10,784
                                                              =======  =======

   At December 31, 1999, we had a consolidated net deferred tax asset of approximately $12.7 million. A significant portion of this asset's realization is dependent upon our ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   The effective tax rate differs from the Federal statutory rate of 35 percent due to the following items:

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
                                                    (Dollars in thousands)
   Financial income from continuing operations
    before income taxes and extraordinary
    charge.......................................  $114,063  $80,894  $41,046
                                                   ========  =======  =======
   Provision for income taxes at statutory rate..  $ 39,922  $28,313  $14,366
   Increases (decreases) in tax resulting from:
     State income taxes..........................     5,976    4,648    2,481
     Nondeductible amortization of excess of cost
      over net assets acquired...................       394      399      100
     Other.......................................       200      130      123
                                                   --------  -------  -------
   Provision for income taxes for continuing
    operations and before extraordinary charge...  $ 46,492  $33,490  $17,070
                                                   ========  =======  =======
   Effective tax rate for continuing operations..      40.8%    41.4%    41.6%
                                                   ========  =======  =======

11. Stock Option Plan

   In 1991, we adopted the 1991 Employee Stock Incentive Plan (the "Plan") pursuant to which officers, directors and employees are eligible to receive options to purchase shares of common stock. Under the Plan the maximum number of shares of stock that may be issued is one million. On May 13, 1997, our shareholders approved the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the maximum number of shares of stock that may be issued is two million.

   Options are typically granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options typically vest over a one to four year period and are generally exercisable for a 10 year period. When the options are exercised, the proceeds are credited to equity along with the related income tax benefits, if any.

   The following is a summary of the transactions relating to the two respective Plans for the years ended December 31, 1999, 1998 and 1997:

                                 1999                1998                1997
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Options outstanding,
 beginning of year......  2,188,990   $11.55    958,990   $ 7.99    928,590   $6.30
Granted.................    358,000    11.46  1,382,500    13.50    343,000   10.70
Exercised...............    (33,000)    7.42   (131,500)    5.86   (292,100)   5.81
Canceled................    (87,000)   13.29    (21,000)   12.57    (20,500)   7.83
                          ---------   ------  ---------   ------  ---------   -----
Options outstanding, end
 of year................  2,426,990   $11.53  2,188,990   $11.55    958,990   $7.99
                          =========   ======  =========   ======  =========   =====
Options exercisable at
 end of year............    770,991             450,490             360,990
                          =========           =========           =========
Options available for
 future grant...........     53,275             323,775           1,685,275
                          =========           =========           =========

   The following information is provided pursuant to the requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123).

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   The fair value of each option granted during the three years in the period ended December 31, 1999 is estimated using the Black--Scholes option-pricing model on the date of grant using the following weighted average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Dividend yield....................................    1.75%    1.52%    1.31%
   Expected volatility...............................   44.65%   40.99%   43.80%
   Risk-free interest rate...........................    5.95%    5.18%    6.17%
   Expected life..................................... 5 years  5 years  5 years

   The 2,426,990 options outstanding as of December 31, 1999 have exercise prices between $5.38 and $17.63, with a weighted average exercise price of $11.53 and a weighted average remaining contractual life of 8.02 years. As of December 31, 1999, 770,991 of these options are exercisable with a weighted average exercise price of $10.57. The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $4.68, $5.35 and $6.55, respectively.

   During the years ended December 31, 1999, 1998 and 1997, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with FAS 123 for 1999, 1998 and 1997 grants under the stock-based compensation plan, net income and diluted net income per share for the years ended December 31, 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                         Year Ended December 31,
                            --------------------------------------------------
                                  1999             1998             1997
                            ---------------- ---------------- ----------------
                               As      Pro      As      Pro      As      Pro
                            Reported  Forma  Reported  Forma  Reported  Forma
                            -------- ------- -------- ------- -------- -------
                             (Dollars in thousands, except per share amounts)
   Net income.............. $68,030  $65,614 $45,877  $44,210 $27,326  $27,100
   Diluted net income per
    common share........... $  2.28  $  2.20 $  1.53  $  1.47 $  0.92  $  0.91

   The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

12. Stockholder Rights Plan and Common Stock Repurchase Plan

   Standard Pacific has a stockholder rights agreement (the "Agreement") in place. Under the Agreement, one right is granted for each share of outstanding common stock. Each right entitles the holder, in certain takeover situations, as defined, and after paying the exercise price (currently $40), to purchase common stock having a market value equal to two times the exercise price. Also, if we merge into another corporation, or if 50 percent or more of our assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of our outstanding shares at a price which is judged by the Board of Directors to be fair to all of our stockholders. The rights may be redeemed by Standard Pacific's Board of Directors under certain circumstances at the rate of $.01 per right. The rights will expire on December 31, 2001, unless earlier redeemed or exchanged.

   In July 1995, the Board of Directors authorized the repurchase of up to $10 million of our common stock. In January 1997, the Board increased the repurchase limit to $20 million, which was subsequently increased to $25 million in October 1999. For the year ended December 31, 1999, Standard Pacific repurchased 453,800 shares of common stock for an aggregate price of approximately $5.2 million. Since the inception of the stock repurchase program and through the year ended December 31, 1999, Standard Pacific has repurchased approximately 1.9 million shares of common stock for approximately $14.9 million, leaving a balance of approximately $10.1 million available for future repurchases.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

13. Discontinued Operations

   In May 1997, the Board of Directors adopted a plan of disposition (the "Plan") for our savings and loan subsidiary ("Savings"). Pursuant to the Plan, we sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which closed in May 1999. An after tax net gain of $618,000, or $0.02 per diluted share, has been reflected in the accompanying consolidated statements of income. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations and net assets have been segregated in the accompanying consolidated financial statements.

   Interest income from Savings aggregated $1,256,000, $3,451,000 and $12,395,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   In December 1997, we sold all of the outstanding stock of Panel Concepts, Inc. ("Panel") to a third party. A net gain of approximately $3.3 million, or $.11 per diluted share, has been reflected in the accompanying consolidated statements of income. Proceeds from the sale of Panel were approximately $9.5 million before transaction and other related costs. In addition, certain non-operating assets of Panel totaling approximately $9 million were distributed to us prior to the closing. Panel has also been accounted for as a discontinued operation and, accordingly, the results of its operations have been segregated in the accompanying consolidated statements of income. In addition, since the sale of Panel was completed before the end of 1997, there are no assets or liabilities included in the accompanying consolidated balance sheets.

   Product sales from Panel totaled $19,689,000 for the year ended December 31, 1997.

   The components of net assets of discontinued operations, all of which relates to Savings, included in the consolidated balance sheet at December 31, 1998 are as follows:

                                                                  At December 31,
                                                                       1998
                                                                  ---------------
                                                                    (Dollars in
                                                                    thousands)
Assets:
 Cash and equivalents............................................     $38,130
 Investment securities available for sale........................      15,649
 Accrued interest receivable.....................................         244
 Property and equipment, net.....................................          62
 Deferred income taxes...........................................         274
 Investment in FHLB stock........................................       8,971
 Other assets....................................................          73
                                                                      -------
  Total assets--discontinued operation...........................     $63,403
                                                                      -------
Liabilities:
 Savings accounts................................................     $53,878
 Accounts payable and accrued expenses...........................       1,478
                                                                      -------
  Total liabilities--discontinued operation......................      55,356
                                                                      -------
Net assets of discontinued operation.............................     $ 8,047
                                                                      =======

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

14. Results of Quarterly Operations (Unaudited)

                             First     Second    Third     Fourth
                            Quarter   Quarter   Quarter   Quarter    Total(1)
                            --------  --------  --------  --------  ----------
                               (Dollars in thousands, except per share
                                               amounts)
1999:
  Revenues................. $214,480  $309,179  $297,089  $378,083  $1,198,831
  Income from continuing
   operations before income
   taxes and extraordinary
   charge..................   23,579    27,577    27,479    35,428     114,063
  Income (loss) from
   discontinued operation,
   net of income taxes.....      (77)      (83)      --        --         (159)
  Gain on disposal of
   discontinued operation,
   net of income taxes.....      --        618       --        --          618
  Net income...............   13,794    16,775    16,181    21,280      68,030


  Diluted Net Income Per
   Share:
   Income per share from
    continuing operations.. $   0.46  $   0.54  $   0.54  $   0.72  $     2.27
   Income (loss) per share
    from discontinued
    operation..............    (0.00)    (0.00)      --        --        (0.01)
   Gain on disposal of
    discontinued
    operation..............      --       0.02       --        --         0.02
                            --------  --------  --------  --------  ----------
   Net income per share.... $   0.46  $   0.56  $   0.54  $   0.72  $     2.28
                            ========  ========  ========  ========  ==========
1998:
  Revenues................. $ 96,911  $153,141  $194,130  $315,431  $  759,612
  Income from continuing
   operations before income
   taxes and extraordinary
   charge..................    8,325    17,340    19,649    35,579      80,894
  Income (loss) from
   discontinued operation,
   net of income taxes.....      (65)      (42)      (36)      (56)       (199)
  Extraordinary charge from
   early extinguishment of
   debt, net of income
   taxes...................      --       (222)   (1,106)      --       (1,328)
  Net income...............    4,768     9,915    10,370    20,823      45,877

  Diluted Net Income Per
   Share:
   Income per share from
    continuing operations.. $   0.16  $   0.34  $   0.38  $   0.70  $     1.58
   Income (loss) per share
    from discontinued
    operation .............    (0.00)    (0.00)    (0.00)    (0.00)      (0.01)
   Extraordinary charge
    from early
    extinguishment of
    debt...................      --      (0.01)    (0.04)      --        (0.04)
                            --------  --------  --------  --------  ----------
   Net income per share.... $   0.16  $   0.33  $   0.34  $   0.70  $     1.53
                            ========  ========  ========  ========  ==========

--------
(1) Some amounts do not add across due to rounding differences in quarterly amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain of the information required by this Item with respect to executive officers is set forth under the caption "Executive Officers of the Company" in
Part I. The remaining information required by Items 401 and 405 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. The Company's 2000 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. The Company's 2000 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 403 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. The Company's 2000 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 404 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. The Company's 2000 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                      Reference
                                                                      ---------
(a)(1) Financial Statements, included in Part II of this report:
    Report of Independent Public Accountants.........................     24
    Consolidated Statements of Income for each of the three years in
     the period ended December 31, 1999..............................     25
    Consolidated Balance Sheets at December 31, 1999 and 1998........     26
    Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended December 31, 1999...............     27
    Consolidated Statements of Cash Flows for each of the three years
     in the period ended December 31, 1999...........................     28
    Notes to Consolidated Financial Statements.......................     30

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

(b) Reports on Form 8-K. None.

(c) Index to Exhibits. See Index to Exhibits on pages 47-48 below.

(d) Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, California, on the 21st day of March 2000.

                                          STANDARD PACIFIC CORP. (Registrant)

                                               /s/ Stephen J. Scarborough
                                          By: _________________________________
                                                   Stephen J. Scarborough
                                                Chief Executive Officer and
                                                         President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                             Title                     Date
             ---------                             -----                     ----

    /s/ Arthur E. Svendsen           Chairman of the Board of Directors March 21, 2000
____________________________________
        (Arthur E. Svendsen)

  /s/ Stephen J. Scarborough         Chief Executive Officer, President March 21, 2000
____________________________________  and Director
      (Stephen J. Scarborough)

     /s/ Andrew H. Parnes            Vice President--Finance, Treasurer March 21, 2000
____________________________________  and Chief Financial Officer
         (Andrew H. Parnes)

       /s/ James L. Doti             Director                           March 21, 2000
____________________________________
          (James L. Doti)

      /s/ Ronald R. Foell            Director                           March 21, 2000
____________________________________
         (Ronald R. Foell)

     /s/ Douglas C. Jacobs           Director                           March 21, 2000
____________________________________
        (Douglas C. Jacobs)

     /s/ Keith D. Koeller            Director                           March 21, 2000
____________________________________
         (Keith D. Koeller)

       /s/ Larry McNabb              Director                           March 21, 2000
____________________________________
           (Larry McNabb)

  /s/ Robert J. St. Lawrence         Director                           March 21, 2000
____________________________________
      (Robert J. St. Lawrence)

    /s/ Donald H. Spengler           Director                           March 21, 2000
____________________________________
        (Donald H. Spengler)

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

  *3.4 Form of Certificate of Merger of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on December
       17, 1991.

  *3.5 Bylaws of the Registrant incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1999.

  *4.1 Rights Agreement, dated as of December 31, 1991, between the Registrant and Manufacturers Hanover Trust Company of California, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (file no. 33-42293).

  *4.2 Amendment No. 1 to Rights Agreement, effective as of May 12, 1999, between the Registrant and First Chicago Trust Company of New York, as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1999.

  *4.3 Standard Pacific Corp. Officers' Certificate dated March 5, 1993 with respect to the Registrant's 10 1/2% Senior Notes due 2000, incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated March 5, 1993.

  *4.4 Standard Pacific Corp. Officers' Certificate dated June 17, 1997 with respect to the Registrant's 8 1/2% Senior Notes due 2007, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form
       8-K dated June 17, 1997.

  *4.5 Standard Pacific Corp. Officers' Certificate dated February 5, 1998 with respect to the Registrant's 8% Senior Notes due 2008.

  *4.6 Registration Rights Agreement dated as of February 5, 1998 between the
       Registrant and SBC Warburg Dillon Read Inc., BancAmerica Robertson
       Stephens and Donaldson Lufkin & Jenrette Securities Corporation.

  *4.7 Indenture, dated as of April 1, 1992, by and between the Registrant and United States Trust Company of New York, Trustee, incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 24, 1993.

  *4.8 Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated April 16, 1999.

  *4.9 First Supplemental Indenture, dated as of April 13, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, with
       Form of Note attached, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated April 16, 1999.

 *10.1 Eighth Amended and Restated Revolving Credit Agreement dated as of
       August 11, 1999, among the Registrant, Bank of America, National
       Association, The First National Bank of Chicago, Guaranty Federal Bank,
       F.S.B., Bank United, Fleet National Bank, PNC Bank, National
       Association, Comerica Bank, Credit Lyonnais Los Angeles Branch, Sanwa
       Bank California, Union Bank of California, NA, First American Bank
       Texas, SSB and SunTrust Bank, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1999.

 *10.2 Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant's prospectus dated October
        11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

 *10.3 Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant's Registration Statement on Form S-8 filed on January 3, 1992.

 *10.4 Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on August 21, 1997.

 *10.5  Form of Non-Qualified Stock Option Agreement to be used in Registrant's
        1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on August 21,
        1997.

 *10.6 Form of Non-Qualified Director's Stock Option Agreement to be used in connection with the Registrant's 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant's
        Registration Statement on Form S-8 filed on August 21, 1997.

 *10.7 Form of Incentive Stock Option Agreement to be used in connection with the Registrant's 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 filed on August 21, 1997.

 *10.8 Stock Purchase Agreement, dated as of September 30, 1997, by and between the Registrant, Duc Development Company and Daniel A. Duc, incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1997.

 *10.9  Asset Purchase Agreement, dated August 13, 1998, by and among UDC
        Homes, Inc., UDC Homes Construction, Inc., Shea Homes Limited
        Partnership, Standard Pacific of Arizona, Inc., Standard Pacific
        Construction, Inc., and the Registrant, incorporated by reference to
        Exhibit 2.1 of the Registrant's Form 8-K dated August 28, 1998.

 *10.10 Stock Purchase Agreement, dated as of August 26, 1998, between the
        Registrant and American General Finance, Inc., as amended on March 11,
        1999, incorporated by reference to Exhibit 10.2 of the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

 *10.11 Industrial Lease between The Irvine Company and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1999.

  21.1  Subsidiaries of the Registrant.

  23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.

  27.1  Financial Data Schedule.

--------
(*) Previously filed.