Form 10-Q
period 2000-03-31
STANDARD PACIFIC CORP /DE/
filed 2000-05-15
CIK 878560

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      N/A      to
                                        -------------    ------------

         Commission file number 1-10959


                             STANDARD PACIFIC CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                   33-0475989
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

         15326 Alton Parkway, Irvine, CA               92618-2338
    (Address of principal executive offices)           (Zip Code)

     (Registrant's telephone number, including area code)   (949) 789-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at May 1, 2000:  28,738,380

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

     The consolidated financial statements included herein have been prepared by Standard Pacific Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            2000             1999
                                                                        -----------     ------------
Homebuilding:
    Revenues                                                            $   232,120     $    214,480
    Cost of sales                                                           190,206          174,641
                                                                        -----------     ------------
       Gross margin                                                          41,914           39,839
                                                                        -----------     ------------
    Selling, general and administrative expenses                             18,450           20,224
    Income from unconsolidated joint ventures                                   907            4,618
    Interest expense                                                            429              291
    Amortization of excess of cost over net assets acquired                     495              495
    Other income                                                                 34               24
                                                                        -----------     ------------
       Homebuilding pretax income                                            23,481           23,471
                                                                        -----------     ------------
Financial Services:
    Revenues                                                                    430              590
    Income from unconsolidated joint venture                                    148              198
    Other income                                                                 49                -
    Expenses                                                                    817              680
                                                                        -----------     ------------
       Financial services pretax income (loss)                                 (190)             108
                                                                        -----------     ------------
Income from continuing operations before income taxes                        23,291           23,579
Provision for income taxes                                                   (9,396)          (9,708)
                                                                        -----------     ------------
Income from continuing operations                                            13,895           13,871
Income (loss) from discontinued operation, net of income
 taxes of $54 in 1999
                                                                                  -              (77)
                                                                        -----------     ------------
Net Income                                                              $    13,895     $     13,794
                                                                        ===========     ============
Basic Net Income Per Share:
  Income per share from continuing operations                           $      0.48     $       0.47
  Income (loss) per share from discontinued operation                             -            (0.00)
                                                                        -----------     ------------
  Net Income Per Share                                                  $      0.48     $       0.47
                                                                        ===========     ============
  Weighted average common shares outstanding                             29,052,400       29,636,636
                                                                        ===========     ============
Diluted Net Income Per Share:
  Income per share from continuing operations                           $      0.48     $       0.46
  Income (loss) per share from discontinued operation                             -            (0.00)
                                                                        -----------     ------------
  Net Income Per Share                                                  $      0.48     $       0.46
                                                                        ===========     ============
    Weighted average common and diluted shares outstanding               29,168,978       29,885,871
                                                                        ===========     ============

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                        March 31,   December 31,
                                                                          2000         1999
                                                                       ----------   ------------
                                           ASSETS
Homebuilding:
 Cash and equivalents                                                    $  3,143    $  2,865
 Other notes and accounts receivable, net                                  21,070      10,489
 Mortgage notes receivable and accrued interest                             4,380       4,530
 Inventories                                                              733,993     699,489
 Investments in and advances to unconsolidated joint ventures              59,875      49,116
 Property and equipment, net                                                2,726       2,656
 Deferred income taxes                                                     13,462      12,738
 Other assets                                                              12,304      13,350
 Excess of cost over net assets acquired, net                              14,820      15,315
                                                                         --------    --------
                                                                          865,773     810,548
                                                                         --------    --------
Financial Services:
 Cash and equivalents                                                         144         313
 Mortgage loans held for sale                                              14,633      17,554
 Other assets                                                               1,430       1,553
                                                                         --------    --------
                                                                           16,207      19,420
                                                                         --------    --------
  Total Assets                                                           $881,980    $829,968
                                                                         ========    ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Homebuilding:
 Accounts payable                                                        $ 45,715    $ 42,344
 Accrued liabilities                                                       71,655      69,437
 Revolving credit facility                                                 64,000      23,000
 Trust deed notes payable                                                   3,499       3,531
 Senior notes payable                                                     298,874     298,847
                                                                         --------    --------
                                                                          483,743     437,159
                                                                         --------    --------
Financial Services:
 Accounts payable and accrued liabilities                                     448         620
 Mortgage warehouse line of credit                                          9,171      10,304
                                                                         --------    --------
                                                                            9,619      10,924
                                                                         --------    --------
Stockholders' Equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
   none issued                                                                  -           -
 Common stock, $.01 par value; 100,000,000 shares authorized;
   28,738,380 and 29,208,680 shares outstanding, respectively                 287         292
 Paid-in capital                                                          273,880     278,701
 Retained earnings                                                        114,451     102,892
                                                                         --------    --------
 Total stockholders' equity                                               388,618     381,885
                                                                         --------    --------
  Total Liabilities and Stockholders' Equity                             $881,980    $829,968
                                                                         ========    ========

                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------    ------------
Cash Flows From Operating Activities:
  Net income                                                            $     13,895    $     13,794
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities of continuing operations:
      Discontinued operation                                                     -                77
      Income from unconsolidated joint ventures                                 (907)         (4,618)
      Depreciation and amortization                                              323             300
      Amortization of excess of cost over net assets acquired                    495             495
      Changes in cash and equivalents due to:
        Receivables and accrued interest                                      (7,510)         24,774
        Inventories                                                          (34,477)        (37,705)
        Deferred income taxes                                                   (724)          1,212
        Other assets                                                           1,169           1,713
        Accounts payable                                                       3,371           5,679
        Accrued liabilities                                                    2,055          (5,367)
                                                                        ------------    ------------
  Net cash provided by (used in) operating activities of
    continuing operations                                                    (22,310)            354
                                                                        ------------    ------------
Cash Flows From Investing Activities:
  Net additions to property and equipment                                       (393)           (307)
  Investments in and advances to unconsolidated joint ventures               (23,145)         (8,016)
  Distributions and repayments from unconsolidated joint ventures             13,293          17,132
                                                                        ------------    ------------
  Net cash provided by (used in) investing activities                        (10,245)          8,809
                                                                        ------------    ------------
Cash Flows From Financing Activities:
  Net proceeds from (payments on) revolving credit facility                   41,000          27,300
  Net proceeds from (payments on) mortgage warehouse line of credit           (1,133)         (9,499)
  Principal payments on senior notes and trust deed notes payable                (32)        (36,002)
  Dividends paid                                                              (2,336)         (1,481)
  Repurchase of common shares                                                 (4,872)            -
  Proceeds from the exercise of stock options                                     37              41
                                                                        ------------    ------------
  Net cash provided by (used in) financing activities                         32,664         (19,641)
                                                                        ------------    ------------
  Net change in cash from discontinued operation                                 -             5,626
                                                                        ------------    ------------
  Net increase (decrease) in cash and equivalents                                109          (4,852)
  Cash and equivalents at beginning of period                                  3,178          53,194
                                                                        ------------    ------------
  Cash and equivalents at end of period                                 $      3,287    $     48,342
                                                                        ============    ============
Summary of Cash Balances:
  Continuing operations                                                 $      3,287    $      4,586
  Discontinued operation                                                         -            43,756
                                                                        ------------    ------------
                                                                        $      3,287    $     48,342
                                                                        ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest - continuing operations                                    $      5,540    $      8,543
    Income taxes                                                               4,300           9,500

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


1.  Basis of Presentation
    ---------------------

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the periods presented.

     Unless the context otherwise requires, the terms "we", "us" and "our" refer to Standard Pacific Corp. and its subsidiaries.

2.  Capitalization of Interest
    --------------------------

     The following is a summary of interest capitalized and expensed related to inventories for the three-month periods ended March 31, 2000 and 1999.

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------    ------------
                                                               (Dollars in thousands)
Total interest incurred during the period                   $      8,027    $      8,729
Less: Interest capitalized as a cost of real estate
 under development                                                 7,598           8,438
                                                            ------------    ------------
Interest expensed                                           $        429    $        291
                                                            ============    ============

Interest previously capitalized as a cost of real estate
 under development, included in cost of sales               $      5,002    $      5,385
                                                            ============    ============

Capitalized interest in ending inventories                  $     23,982    $     18,208
                                                            ============    ============

3.  Statement of Cash Flows
    -----------------------

     Cash flows from the discontinued operation have been presented as a separate line item in the accompanying consolidated statements of cash flows. The net change in cash for the discontinued operation presented in the statements of cash flows for the three-month period ended March 31, 1999 reflects the net change in the cash balance of our savings and loan subsidiary, which was sold in May 1999.

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

5.  Reclassifications
    -----------------

     Certain reclassifications have been made to the 1999 consolidated financial statements to conform with current period presentation.

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

                                                  For the Three Months Ended March 31,
                                   -----------------------------------------------------------------
                                                 2000                             1999
                                   -------------------------------   -------------------------------
                                    Income      Shares       EPS      Income      Shares       EPS
                                   --------   ----------   -------   --------   ----------   -------
                                            (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders from
    continuing operations           $13,895   29,052,400    $0.48     $13,871   29,636,636    $0.47

Effect of dilutive stock options          -      116,578                    -      249,235
                                    -------   ----------              -------   ----------
Diluted income per share from
 continuing operations              $13,895   29,168,978    $0.48     $13,871   29,885,871    $0.46
                                    =======   ==========    =====     =======   ==========    =====

7.  Discontinued Operations
    -----------------------

     In May 1997, the Board of Directors adopted a plan of disposition (the "Plan") for our savings and loan subsidiary ("Savings"). Pursuant to the Plan, we sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which closed on May 31, 1999. An after tax net gain of $618,000, or $.02 per diluted share, was recorded in the 1999 second quarter as a result of this sale. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations have been segregated in the accompanying 1999 consolidated income statements.

     Interest income from the discontinued operation totaled approximately $782,000 for the three month period ended March 31, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise requires, the terms "we," "us" and "our" refer to Standard Pacific Corp. and its subsidiaries.

Results of Operations

                         Selected Financial Information

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
                                                              (Dollars in thousands)
Homebuilding:
 Revenues                                                    $232,120        $214,480
 Cost of sales                                                190,206         174,641
                                                             --------        --------

   Gross margin                                                41,914          39,839
                                                             --------        --------
   Gross margin percentage                                       18.1%           18.6%
                                                             --------        --------
 Selling, general and administrative expenses                  18,450          20,224
 Income from unconsolidated joint ventures                        907           4,618
 Interest expense                                                 429             291
 Amortization of excess of cost over net assets acquired          495             495
 Other income                                                      34              24
                                                             --------        --------
   Homebuilding pretax income                                  23,481          23,471
                                                             --------        --------

Financial Services:
 Revenues                                                         430             590
 Income from unconsolidated joint venture                         148             198
 Other income                                                      49               -
 Expenses                                                         817             680
                                                             --------        --------
   Financial services pretax income (loss)                       (190)            108
                                                             --------        --------

Income from continuing operations before income taxes        $ 23,291        $ 23,579
                                                             ========        ========

                                Operating Data

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
New Homes Delivered:
  Southern California                                             235             194
  Northern California                                             174             168
                                                             --------        --------
   Total California                                               409             362
                                                             --------        --------

  Dallas                                                           58              39
  Austin                                                           37              28
  Houston                                                           9              36
                                                             --------        --------
   Total Texas                                                    104             103
                                                             --------        --------

  Arizona                                                         183             188
                                                             --------        --------

  Consolidated total                                              696             653
  Unconsolidated joint ventures (Southern California)              17               -
                                                             --------        --------
   Total                                                          713             653
                                                             ========        ========
Average Selling Price:
  California deliveries (excluding joint ventures)           $428,966        $442,132
  Texas deliveries                                           $254,686        $224,488
  Arizona deliveries                                         $163,470        $160,864
  Combined (excluding joint ventures)                        $333,117        $326,825
  Combined (including joint ventures)                        $337,126        $326,825

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
Net New Orders:
  Southern California                                             341             318
  Northern California                                             328             276
                                                             --------        --------
    Total California                                              669             594
                                                             --------        --------

  Dallas                                                           75              63
  Austin                                                           68              39
  Houston                                                          14              35
                                                             --------        --------
    Total Texas                                                   157             137
                                                             --------        --------

  Arizona                                                         243             204
                                                             --------        --------

  Consolidated total                                            1,069             935
  Unconsolidated joint ventures (Southern California)              44               -
                                                             --------        --------
    Total                                                       1,113             935
                                                             ========        ========

Average Selling Communities during the quarter:
  Southern California                                              20              19
  Northern California                                              14              14
  Texas                                                            22              17
  Arizona                                                          13              10
  Unconsolidated joint ventures (Southern California)               3               -
                                                             --------        --------
    Total                                                          72              60
                                                             ========        ========
                                                                   At March 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
Backlog (in units):
  Southern California                                             448             501
  Northern California                                             327             355
                                                             --------        --------
    Total California                                              775             856
                                                             --------        --------

  Dallas                                                          100              75
  Austin                                                           70              48
  Houston                                                           9              30
                                                             --------        --------
    Total Texas                                                   179             153
                                                             --------        --------

  Arizona                                                         387             384
                                                             --------        --------

  Consolidated total                                            1,341           1,393
  Unconsolidated joint ventures (Southern California)              73               -
                                                             --------        --------
    Total backlog                                               1,414           1,393
                                                             ========        ========
Backlog at quarter end (estimated dollar value
  in thousands)                                              $477,393        $461,789
                                                             ========        ========

Building Sites Owned or Controlled:
  California                                                    8,223           9,614
  Texas                                                         2,318           2,538
  Arizona                                                       3,978           3,671
                                                             --------        --------
    Total                                                      14,519          15,823
                                                             ========        ========

     Income from continuing operations for the 2000 first quarter increased to $13,895,000, or $0.48 per diluted share, compared to $13,871,000, or $0.46 per diluted share, for the year earlier period.

     Net income for the 2000 first quarter including the discontinued operation increased to $13,895,000, or $0.48 per diluted share, compared to $13,794,000, or $0.46 per diluted share, for the 1999 first quarter. The discontinued operation in 1999 reflects our former savings and loan subsidiary, which was sold during the 1999 second quarter for an after tax gain of $618,000, or $0.02 per diluted share.

     First quarter 2000 earnings before interest, taxes, depreciation and amortization ("EBITDA") was $29.8 million compared to $31.5 million for the same period in 1999.

     Homebuilding

     Homebuilding revenues in the 2000 first quarter increased 8 percent to $232.1 million from $214.5 million in the year earlier period. The higher revenue total was due to a 7 percent increase in new home deliveries (exclusive of joint ventures) coupled with a 2 percent increase in the average home selling price to $333,000. During the quarter ended March 31, 2000, we delivered 426 new homes in California, an 18 percent increase over the prior year period. Deliveries were up 30 percent in Southern California and up 4 percent in Northern California. Our Arizona operation delivered 183 new homes in the 2000 first quarter which was in line with the strong level of deliveries generated in the year earlier period. Deliveries in our Dallas and Austin divisions improved significantly from the previous year period as reflected by their 49 percent and 32 percent gains, respectively, while deliveries in Houston declined by 27 homes.

     During the 2000 first quarter the average home price in California declined 3 percent from the year earlier period to $429,000, reflecting a shift in product mix. The average home price in Texas was up 13 percent to $255,000 reflecting a greater proportion of deliveries from our Dallas and Austin operations where prices are generally higher than in Houston. The average home price in Arizona was up slightly to $163,000.

     The homebuilding gross margin percentage for the 2000 first quarter was
18.1 percent, down 50 basis points from the prior year first quarter, but up 60 basis points over the 1999 fourth quarter gross margin percentage. First quarter deliveries were impacted by rising labor and material costs experienced in 1999 which are beginning to moderate.

     Selling, general and administrative expenses as a percentage of revenues for the 2000 first quarter were 7.9 percent compared to 9.4 percent for the same period last year. The fluctuation in SG&A expenses as a percentage of revenues is primarily due to the timing of certain sales and marketing costs incurred in connection with the opening of new communities. In addition, many general and administrative expenses are typically fixed in nature and decline as a percentage of revenues in a growing revenue environment.

     Income from unconsolidated joint ventures for the 2000 first quarter was generated from the delivery of 17 homes in the initial phase of our 390 home three-project joint venture in Fullerton, California in Orange County. The joint venture income in the prior year first quarter was generated from land sales from our Talega land development joint venture in South Orange County. We are expecting to recognize additional joint venture income from land sales in each of these ventures during the year.

     Net new home orders for the 2000 first quarter were up 19 percent over the year earlier period to a first quarter record of 1,113 new homes on a 20 percent increase in average community count. Orders were up 21 percent in Southern California on a 21 percent increase in average community count, up 19 percent in Northern California on a flat community count, up 15 percent in Texas on a 29 percent increase in active selling communities and up 19 percent in Arizona on a 30 percent increase in active selling communities.

     Our backlog of presold homes at March 31, 2000 stood at 1,414 homes, with an estimated sales value of approximately $477.4 million, up 3 percent from the 1999 first quarter backlog value.

     We are planning to open approximately 55 to 60 new communities in 2000 compared to 43 in 1999, of which approximately 30 to 35 will be located in California, 10 in Texas and 15 in Arizona. Assuming there are no significant changes in the economy, consumer confidence or interest rates, we expect to be in a position to increase unit deliveries in 2000.


     Financial Services

     Revenues from our financial services subsidiary for the 2000 first quarter were down 27 percent from the year earlier period despite a modest increase in the number and dollar value of loans sold during the quarter. The reduction in revenues from the year earlier period reflects lower margins realized on sales of mortgage loans due to increased competitive pressures, as well as a one-time gain recognized in the 1999 first quarter from the pay-off of a commercial loan. The rise in operating expenses reflects the increase in overhead from expanding our mortgage banking operations in California.

     The financial services joint venture income reflects the operating results of our mortgage banking venture with Wells Fargo Bank in Arizona and Texas.

     Other financial services income represents earnings from our new title insurance operation in Texas, which began serving as a title insurance agent and offering title examination services in September 1999.

Recent Development

     On April 14, 2000, we entered into a definitive agreement to acquire The Writer Corporation, a publicly-traded Denver-based homebuilder ("Writer"), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26.7 million, plus the assumption of approximately $27.7 million of indebtedness. The acquisition consideration will be payable in a combination of cash and Standard Pacific common stock, with Writer's public shareholders being entitled to elect to receive up to the entire purchase price in cash, subject to certain limitations. Writer is a longtime homebuilder in the Denver metropolitan area, and more recently has expanded its operations into the emerging Fort Collins/Northern Colorado market. For the year ended December 31, 1999, Writer had revenues of $82 million and delivered 383 new homes.

     Under the terms of the proposed acquisition, Writer's stockholders will receive, at their election, a combination of cash and/or Standard Pacific common stock valued at $3.35 per share of Writer common stock. Not more than 60 percent and not less than 50 percent of the aggregate consideration will be paid in shares of Standard Pacific common stock. Standard Pacific's shares will be valued based on their average trading price for a 20 day period prior to consummation of the merger, provided that in no event will the shares be valued at less than $11.00 per share or more than $13.50 per share. In the event the option to elect cash is oversubscribed, Writer's directors, officers and 15 percent shareholders have agreed to accept shares of Standard Pacific common stock.

     Consummation of the transaction is subject to customary conditions, including registration with the Securities and Exchange Commission and approval of Writer's stockholders. No assurances can be given that the transaction will be consummated.

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

     In August 1999, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the commitment to $450 million, extend the maturity date one year to July 31, 2003 and revise certain financial and other covenants. This agreement contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At March 31, 2000, we had borrowings of $64 million outstanding under this facility.

     To fund mortgage loans through our financial services subsidiary, we have a $40 million revolving mortgage warehouse credit facility with a bank. Mortgage loans are generally held for a short period of time and are typically sold to investors within 15 days following funding. Borrowings, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a current maturity date of May 31, 2000, also contains certain financial covenants. We are in discussions with the bank regarding extending the maturity date of this facility, which we anticipate being completed before May 31, 2000.

     In October 1998, the Securities and Exchange Commission declared effective our $300 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance of common stock, preferred stock, debt securities and warrants. We currently have $200 million available under the universal shelf.

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At March 31, 2000 and December 31, 1999, we had approximately $3.5 million outstanding in trust deed notes payable.

     Additionally, as a form of off balance sheet financing and for other strategic purposes, joint venture structures are used on selected projects. This type of structure, in which the joint venture typically obtains secured construction and development financing, minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.

     We paid an $.08 per share common dividend, or an aggregate dividend of $2.3 million, during the quarter ended March 31, 2000, which represents a 60 percent increase from our 1999 fourth quarter cash dividend of $.05 per share. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On April 25, 2000, our Board of Directors declared a quarterly cash dividend of $.08 per share of common stock. This dividend is to be paid on May 26, 2000 to shareholders of record on May 12, 2000.

     In April 2000, our Board of Directors increased the aggregate stock repurchase limit of our previously announced stock buyback plan from $25 million to $35 million. During the quarter ended March 31, 2000, we repurchased 476,300 shares of common stock for approximately $4.9 million pursuant to this plan. From the inception of the plan through March 31, 2000, we have repurchased an aggregate of approximately 2.4 million shares of common stock for approximately $19.7 million, leaving a balance of approximately $15.3 million available for future share repurchases.

     We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.



           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and bank debt. Both our mortgage banking subsidiary, Family Lending, and our mortgage banking joint venture, SPH Mortgage, seek to manage interest rate risk with respect to loan commitments and loans held for sale by preselling loans on a best efforts basis. To enhance potential returns on the sale of mortgage loans, Family Lending has begun selling a portion of its mortgage loans on a non-presold mandatory delivery basis during the quarter ended March 31, 2000. To hedge its interest rate risk associated with extending interest rate commitments to customers prior to selling closed loans to investors, Family Lending has entered into forward sale commitments of mortgage-backed securities during the first quarter ended March 31, 2000. While our hedging strategy of buying and selling mortgage-backed securities should assist us in mitigating risk associated with selling loans on a mandatory delivery basis, these instruments involve elements of market risk which could result in losses on loans sold in this manner if not hedged properly. In January 2000, Family Lending retained a third party advisory firm to assist with selling loans on a mandatory delivery basis and entering into forward sale commitments of mortgage-backed securities.

     Other than entering into forward sale commitments of mortgage-backed securities described above, there have been no other material changes in our market risk exposure since December 31, 1999. Please see our Annual Report on Form 10-K for the year ended December 31, 1999 for further discussion related to our market risk exposure.

                           FORWARD-LOOKING STATEMENTS


     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

 .  rising labor and material costs in 1999 which we believe are beginning to moderate;
 .  expected additional joint venture income from land sales during 2000;
 .  our backlog of homes and their estimated sales value;
 .  planned new home community openings;
 .  our prospects for continued growth in unit volume in 2000;
 .  the anticipated extension of our financial services subsidiary's mortgage warehouse credit facility;
 .  the sufficiency of our cash provided by internally generated funds and outside borrowings;
 .  our planned continued use of joint ventures as a financing structure;
 .  the likely effect on our future liquidity of our existing material commitments and off balance sheet financing arrangements; and . our exposure to market risks, including fluctuations in interest rates.

     We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:

 .  changes in local and general economic and market conditions, including consumer confidence;
 .  changes in interest rates and the availability of construction and mortgage financing;
 .  changes in costs and availability of material, supplies and labor;
 .  the cyclical and competitive nature of homebuilding;
 .  the availability of debt and equity capital;
 .  changes in the availability of suitable undeveloped land at reasonable prices;
 .  governmental regulation; and
 .  adverse weather conditions and natural disasters.

     Results actually achieved thus may differ materially from expected results included in these and any other forward-looking statements contained herein. Please see our Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of these and other risks and uncertainties applicable to our business.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:    May 12, 2000            By:    /s/ Stephen J. Scarborough
                                         -----------------------------
                                         Stephen J. Scarborough
                                         Chief Executive Officer and
                                         President


Dated:    May 12, 2000            By:    /s/ Andrew H. Parnes
                                         -----------------------------
                                         Andrew H. Parnes
                                         Vice President - Finance,
                                         Treasurer and Chief
                                         Financial  Officer

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

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits

               2.1 Agreement and Plan of Merger dated as of April 14, 2000 among Standard Pacific Corp., The Writer Corporation, and TWC Acquisition Corp. incorporated by reference to Exhibit
                    2.1 of the Registrant's Registration Statement on Form S-4 (file no. 333-37014).

               3.1  Bylaws of Registrant incorporated by reference to Exhibit
                    3.5 of the Registrant's Registration Statement on Form S-4 (file no. 333-37014).

              10.1 Standard Pacific Corp. 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-4 (file no. 333-37014).

              27.   Financial Data Schedule.

          (b)  Current Reports on Form 8-K

                    None