Form 10-Q
period 2000-06-30
STANDARD PACIFIC CORP /DE/
filed 2000-08-11
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from      N/A      to ____________
                                             -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X      No ____.
                                         ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at August 1, 2000:  28,702,280

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



     The consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. Unless the context otherwise requires, the terms "we", "us" and "our" refer to Standard Pacific Corp. and its predecessors and subsidiaries.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                  Three Months Ended June 30,
                                                               --------------------------------
                                                                    2000              1999
                                                               -------------      -------------
Homebuilding:
   Revenues                                                    $     283,689    $     309,179
   Cost of sales                                                     232,163          256,043
                                                               -------------    -------------
         Gross margin                                                 51,526           53,136
                                                               -------------    -------------
   Selling, general and administrative expenses                       24,150           25,110
   Income from unconsolidated joint ventures                           7,052              266
   Interest expense                                                      825              236
   Amortization of excess of cost over net assets acquired               495              495
   Other income                                                           55               62
                                                               -------------    -------------
      Homebuilding pretax income                                      33,163           27,623
                                                               -------------    -------------
Financial Services:
   Revenues                                                              588              527
   Income from unconsolidated joint venture                              195              202
   Other income                                                           71                -
   Expenses                                                              992              775
                                                               -------------    -------------
      Financial services pretax income (loss)                           (138)             (46)
                                                               -------------    -------------

Income from continuing operations before income taxes                 33,025           27,577
Provision for income taxes                                           (13,002)         (11,337)
                                                               -------------    -------------
Income from continuing operations                                     20,023           16,240
Income (loss) from discontinued operation, net of income
  taxes of $60 in 1999                                                     -              (83)
Gain on disposal of discontinued operation, net of income
 taxes of $(425) in 1999                                                   -              618
                                                               -------------    -------------
Net Income                                                     $      20,023    $      16,775
                                                               =============    =============

Basic Net Income Per Share:
  Income per share from continuing operations                  $        0.70    $        0.55
  Income (loss) per share from discontinued operation                      -            (0.00)
  Gain per share on disposal of discontinued operation                     -             0.02
                                                               -------------    -------------
  Net Income Per Share                                         $        0.70    $        0.57
                                                               =============    =============

  Weighted average common shares outstanding                      28,716,633       29,642,507
                                                               =============    =============
Diluted Net Income Per Share:
  Income per share from continuing operations                  $        0.69    $        0.54
  Income (loss) per share from discontinued operation                      -            (0.00)
  Gain per share on disposal of discontinued operation                     -             0.02
                                                               -------------    -------------
  Net Income Per Share                                         $        0.69    $        0.56
                                                               =============    =============

     Weighted average common and diluted shares outstanding       28,842,493       29,916,581
                                                               =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                   Six Months Ended June 30,
                                                                ------------------------------
                                                                    2000             1999
                                                                -------------     ------------
Homebuilding:
   Revenues                                                    $    515,808       $    523,659
   Cost of sales                                                    422,368            430,684
                                                               ------------       ------------
         Gross margin                                                93,440             92,975
                                                               ------------       ------------
   Selling, general and administrative expenses                      42,600             45,335
   Income from unconsolidated joint ventures                          7,958              4,884
   Interest expense                                                   1,253                527
   Amortization of excess of cost over net assets acquired              989                989
   Other income                                                          89                 86
                                                               ------------       ------------
      Homebuilding pretax income                                     56,645             51,094
                                                               ------------       ------------
Financial Services:
   Revenues                                                           1,018              1,112
   Income from unconsolidated joint venture                             343                400
   Other income                                                         121                  -
   Expenses                                                           1,809              1,450
                                                               ------------       ------------
      Financial services pretax income (loss)                          (327)                62
                                                               ------------       ------------

Income from continuing operations before income taxes                56,318             51,156
Provision for income taxes                                          (22,399)           (21,046)
                                                               ------------       ------------
Income from continuing operations                                    33,919             30,110
Income (loss) from discontinued operation, net of income
  taxes of $114 in 1999                                                   -               (159)
Gain on disposal of discontinued operation, net of income
  taxes of $(425) in 1999                                                 -                618
                                                               ------------       ------------
Net Income                                                     $     33,919       $     30,569
                                                               ============       ============
Basic Net Income Per Share:
  Income per share from continuing operations                  $       1.17       $       1.02
  Income (loss) per share from discontinued operation                     -              (0.01)
  Gain per share on disposal of discontinued operation                    -               0.02
                                                               ------------       ------------
  Net Income Per Share                                         $       1.17       $       1.03
                                                               ============       ============

  Weighted average common shares outstanding                     28,882,521         29,639,604
                                                               ============       ============
Diluted Net Income Per Share:
  Income per share from continuing operations                  $       1.17       $       1.01
  Income (loss) per share from discontinued operation                     -              (0.01)
  Gain per share on disposal of discontinued operation                    -               0.02
                                                               ------------       ------------
  Net Income Per Share                                         $       1.17       $       1.02
                                                               ============       ============

     Weighted average common and diluted shares outstanding      29,004,124         29,903,340
                                                               ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)

                                                                      June 30,      December 31,
                                                                        2000            1999
                                                                    ----------      ------------
                                                                    (Unaudited)
                                             ASSETS
Homebuilding:
  Cash and equivalents                                               $   1,508       $   2,865
  Other notes and accounts receivable, net                              14,401          10,489
  Mortgage notes receivable and accrued interest                         1,389           4,530
  Inventories                                                          763,339         699,489
  Investments in and advances to unconsolidated joint ventures          72,592          49,116
  Property and equipment, net                                            4,386           2,656
  Deferred income taxes                                                 14,462          12,738
  Other assets                                                          11,620          13,350
  Excess of cost over net assets acquired, net                          14,326          15,315
                                                                     ---------       ---------
                                                                       898,023         810,548
                                                                     ---------       ---------
Financial Services:
  Cash and equivalents                                                     169             313
  Mortgage loans held for sale                                          16,169          17,554
  Other assets                                                             935           1,553
                                                                     ---------       ---------
                                                                        17,273          19,420
                                                                     ---------       ---------
     Total Assets                                                    $ 915,296       $ 829,968
                                                                     =========       =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable                                                   $  50,743       $  42,344
  Accrued liabilities                                                   66,670          69,437
  Revolving credit facility                                             77,900          23,000
  Trust deed notes payable                                               3,499           3,531
  Senior notes payable                                                 298,901         298,847
                                                                     ---------       ---------
                                                                       497,713         437,159
                                                                     ---------       ---------
Financial Services:
  Accounts payable and accrued liabilities                                 363             620
  Mortgage warehouse line of credit                                     11,390          10,304
                                                                     ---------       ---------
                                                                        11,753          10,924
                                                                     ---------       ---------
Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
     none issued                                                             -               -
  Common stock, $.01 par value; 100,000,000 shares authorized;
     28,689,280 and 29,208,680 shares outstanding, respectively            287             292
  Paid-in capital                                                      273,365         278,701
  Retained earnings                                                    132,178         102,892
                                                                     ---------       ---------
  Total stockholders' equity                                           405,830         381,885
                                                                     ---------       ---------
     Total Liabilities and Stockholders' Equity                      $ 915,296       $ 829,968
                                                                     =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                     -----------------------------
                                                                                         2000              1999
                                                                                     -----------      ------------
Cash Flows From Operating Activities:
    Net income                                                                       $   33,919        $    30,569
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities of continuing operations:
         Discontinued operation                                                               -                159
         Gain on disposal of discontinued operation                                           -               (618)
         Income from unconsolidated joint ventures                                       (7,958)            (4,884)
         Depreciation and amortization                                                      722                620
         Amortization of excess of cost over net assets acquired                            989                989
         Changes in cash and equivalents due to:
            Receivables and accrued interest                                                614             22,797
            Inventories                                                                 (58,279)           (27,064)
            Deferred income taxes                                                        (1,724)              (248)
            Other assets                                                                  2,300              3,206
            Accounts payable                                                              8,399              2,520
            Accrued liabilities                                                          (3,015)               114
                                                                                    -----------       ------------
    Net cash provided by (used in) operating activities of continuing operations        (24,033)            28,160
                                                                                    -----------       ------------
Cash Flows From Investing Activities:
    Net additions to property and equipment                                              (2,404)              (623)
    Investments in and advances to unconsolidated joint ventures                        (54,198)           (16,235)
    Distributions and repayments from unconsolidated joint ventures                      33,163             17,395
    Proceeds from the sale of discontinued operation                                          -              8,798
                                                                                    -----------       ------------
    Net cash provided by (used in) investing activities                                 (23,439)             9,335
                                                                                    -----------       ------------
Cash Flows From Financing Activities:
    Net proceeds from (payments on) revolving credit facility                            54,900           (100,900)
    Net proceeds from (payments on) mortgage warehouse line of credit                     1,086             (6,127)
    Net proceeds from the issuance of senior notes                                            -             98,250
    Principal payments on senior notes and trust deed notes payable                         (32)           (36,238)
    Dividends paid                                                                       (4,634)            (2,964)
    Repurchase of common shares                                                          (5,386)                 -
    Proceeds from the exercise of stock options                                              37                131
                                                                                    -----------       ------------
    Net cash provided by (used in) financing activities                                  45,971            (47,848)
                                                                                    -----------       ------------
    Net change in cash from discontinued operation                                            -            (38,130)
                                                                                    -----------       ------------
    Net increase (decrease) in cash and equivalents                                      (1,501)           (48,483)
    Cash and equivalents at beginning of period                                           3,178             53,194
                                                                                    -----------       ------------
    Cash and equivalents at end of period                                            $    1,677        $     4,711
                                                                                    ===========       ============
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest - continuing operations                                              $   15,859        $    16,018
       Income taxes                                                                      25,280             27,374

Supplemental Disclosure of Noncash Activities:
    Inventory received as a distribution from an unconsolidated joint venture        $    5,517        $         -
    Expenses capitalized in connection with the issuance of the 8 1/2% senior
      notes due 2009                                                                          -              1,750

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


1.  Basis of Presentation
    ---------------------

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the periods presented.

2.  Capitalization of Interest
    --------------------------

     The following is a summary of interest capitalized and expensed related to inventories for the three month and six month periods ended June 30, 2000 and 1999.


                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                  -------------------------------       ---------------------------------
                                                      2000               1999                2000                1999
                                                  ------------       ------------       ------------         ------------
                                                                          (Dollars in thousands)
     Total interest incurred during the period       $ 8,827            $ 8,625            $16,854              $17,354
     Less: Interest capitalized as a cost of
      real estate under development                    8,002              8,389             15,600               16,827
                                                     -------            -------            -------              -------
     Interest expensed                               $   825            $   236            $ 1,254              $   527
                                                     =======            =======            =======              =======
     Interest previously capitalized as a cost of
      real estate under development, included
      in cost of sales                               $ 5,913            $ 7,208            $10,915              $12,593
                                                     =======            =======            =======              =======

     Capitalized interest in ending
      inventories                                                                          $26,071              $19,389
                                                                                           =======              =======

3.    Statement of Cash Flows
      -----------------------

     Cash flows from the discontinued operation have been presented as a separate line item in the accompanying consolidated statements of cash flows. The net change in cash for the discontinued operation presented in the statements of cash flows for the six month period ended June 30, 1999 reflects the net change in the cash balance of our former savings and loan subsidiary, which was sold in May 1999.

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


                                                            For the Three Months Ended June 30,
                                          ------------------------------------------------------------------------
                                                          2000                                 1999
                                          ----------------------------------      --------------------------------
                                          Income         Shares        EPS        Income        Shares       EPS
                                          -------      ---------     -------      -------     ----------   -------
                                                           (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders from
    continuing operations                  $20,023     28,716,633     $0.70       $16,240     29,642,507     $0.55

Effect of dilutive stock options                 -        125,860                       -        274,074
                                          --------     ----------                 -------     ----------
Diluted net income per share from
 continuing operations                     $20,023     28,842,493     $0.69       $16,240     29,916,581     $0.54
                                           =======     ==========  ==========     =======     ==========   =======


                                                              For the Six Months Ended June 30,
                                          ------------------------------------------------------------------------
                                                          2000                                 1999
                                          ----------------------------------       -------------------------------
                                          Income         Shares        EPS         Income        Shares       EPS
                                          -------      ----------     -------      -------     ----------   -------
                                                           (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders from
    continuing operations                 $33,919      28,882,521       $1.17      $30,110     29,639,604     $1.02

Effect of dilutive stock options                -         121,603                        -        263,736
                                          -------      ----------                  -------     ----------
Diluted net income per share from
 continuing operations                    $33,919      29,004,124       $1.17      $30,110     29,903,340     $1.01
                                          =======      ==========     =======      =======     ==========    ======

7.  Discontinued Operations
    -----------------------

     In May 1997, the Board of Directors adopted a plan of disposition (the "Plan") for our former savings and loan subsidiary ("Savings"). Pursuant to the Plan, we sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which closed on May 31, 1999. An after tax net gain of $618,000, or $.02 per diluted share, was recorded in the 1999 second quarter as a result of this sale. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations have been segregated in the accompanying 1999 consolidated income statements.

     Interest income from the discontinued operation totaled approximately $1,256,000 and $474,000 for the six month and three month periods ended June 30, 1999, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                        Selected Financial Information

                                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                            -----------------------------    ---------------------------
                                                                 2000            1999            2000           1999
                                                            -------------    ------------    ------------    -----------
                                                                                (Dollars in thousands)
Homebuilding:
 Revenues                                                      $ 283,689       $ 309,179       $ 515,808      $ 523,659
 Cost of sales                                                   232,163         256,043         422,368        430,684
                                                               ---------       ---------       ---------      ---------
   Gross margin                                                   51,526          53,136          93,440         92,975
                                                               ---------       ---------       ---------      ---------
   Gross margin percentage                                          18.2%           17.2%           18.1%          17.8%
                                                               ---------       ---------       ---------      ---------
 Selling, general and administrative expenses                     24,150          25,110          42,600         45,335
 Income from unconsolidated joint ventures                         7,052             266           7,958          4,884
 Interest expense                                                    825             236           1,253            527
 Amortization of excess of cost over net assets acquired             495             495             989            989
 Other income                                                         55              62              89             86
                                                               ---------       ---------       ---------      ---------
   Homebuilding pretax income                                     33,163          27,623          56,645         51,094
                                                               ---------       ---------       ---------      ---------
Financial Services:
 Revenues                                                            588             527           1,018          1,112
 Income from unconsolidated joint venture                            195             202             343            400
 Other income                                                         71               -             121              -
 Expenses                                                            992             775           1,809          1,450
                                                               ---------       ---------       ---------      ---------
   Financial services pretax income (loss)                          (138)            (46)           (327)            62
                                                               ---------       ---------       ---------      ---------
Income from continuing operations before income taxes          $  33,025       $  27,577       $  56,318      $  51,156
                                                               =========       =========       =========      =========
                                Operating Data
                                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                            -----------------------------    ---------------------------
                                                                 2000            1999            2000           1999
                                                            -------------    ------------    ------------    -----------
New Homes Delivered:
  Southern California                                                272             279             507            473
  Northern California                                                194             284             368            452
                                                               ---------       ---------       ---------      ---------
      Total California                                               466             563             875            925
                                                               ---------       ---------       ---------      ---------
  Dallas                                                              73              53             131             92
  Austin                                                              38              36              75             64
  Houston                                                             16              37              25             73
                                                               ---------       ---------       ---------      ---------
      Total Texas                                                    127             126             231            229
                                                               ---------       ---------       ---------      ---------
  Arizona                                                            236             228             419            416
                                                               ---------       ---------       ---------      ---------
  Consolidated total                                                 829             917           1,525          1,570
  Unconsolidated joint ventures (Southern California)                 31               -              48              -
                                                               ---------       ---------       ---------      ---------
            Total                                                    860             917           1,573          1,570
                                                               =========       =========       =========      =========
Average Selling Price:
  California deliveries (excluding joint ventures)             $ 443,907       $ 428,783       $ 436,923      $ 434,007
  Texas deliveries                                             $ 284,827       $ 233,090       $ 271,257      $ 229,221
  Arizona deliveries                                           $ 168,649       $ 165,757       $ 166,387      $ 163,545
  Combined (excluding joint ventures)                          $ 341,176       $ 336,496       $ 337,498      $ 332,473
  Combined (including joint ventures)                          $ 363,875       $ 336,496       $ 351,750      $ 332,473

                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                        ---------------     -----------------
                                         2000      1999      2000        1999
                                        ------     -----    ------      -----
Net New Orders:
    Southern California                   433        323       774        641
    Northern California                   280        277       608        553
                                        -----        ---    ------      -----
        Total California                  713        600     1,382      1,194
                                        -----        ---    ------      -----

    Dallas                                 89         67       164        130
    Austin                                 64         40       132         79
    Houston                                15         20        29         55
                                        -----        ---    ------      -----
        Total Texas                       168        127       325        264
                                        -----        ---    ------      -----

    Arizona                               225        197       468        401
                                        -----        ---    ------      -----

    Consolidated total                  1,106        924     2,175      1,859
    Unconsolidated joint ventures
     (Southern California)                 40          -        84          -
                                        -----        ---    ------      -----
        Total                           1,146        924     2,259      1,859
                                        =====        ===    ======      =====
Average Selling Communities during
 the quarter:
    Southern California                    23         20
    Northern California                    14         15
    Texas                                  25         17
    Arizona                                15         12
    Unconsolidated joint ventures
     (Southern California)                  3          -
                                           --         --
        Total                              80         64
                                           ==         ==

                                         At  June 30,
                                   -----------------------
                                       2000        1999
                                   -----------  ----------
Backlog (in units):
    Southern California                   609        545
    Northern California                   413        348
                                   ----------   --------
     Total California                   1,022        893
                                   ----------   --------

    Dallas                                116         89
    Austin                                 96         52
    Houston                                 8         13
                                   ----------   --------
     Total Texas                          220        154
                                   ----------   --------

    Arizona                               376        353
                                   ----------   --------

    Consolidated total                  1,618      1,400
    Unconsolidated joint ventures
     (Southern California)                 82          -
                                   ----------   --------
     Total backlog                      1,700      1,400
                                   ==========   ========

Backlog at quarter end (estimated
 dollar value in thousands)         $606,295    $478,304
                                   =========    ========
Building Sites Owned or
 Controlled:
    California                         9,445       9,434
    Texas                              2,567       2,772
    Arizona                            3,597       4,125
                                   ---------    --------
     Total                            15,609      16,331
                                   =========    ========

     Income from continuing operations for the 2000 second quarter increased 23 percent to $20,023,000, or $0.69 per diluted share, compared to $16,240,000, or $0.54 per diluted share, for the year earlier period. For the six months ended June 30, 2000, income from continuing operations increased 13 percent to $33,919,000, or $1.17 per diluted share, compared to $30,110,000, or $1.01 per diluted share, last year.

     Net income for the 2000 second quarter including the discontinued operation increased 19 percent to $20,023,000, or $0.69 per diluted share, compared to $16,775,000, or $0.56 per diluted share, for the 1999 second quarter. Net income for the first six months of 2000 including the discontinued operation was $33,919,000, or $1.17 per diluted share, versus $30,569,000, or $1.02 per diluted share, in the year earlier period. The discontinued operation in 1999 reflects our former savings and loan subsidiary, which was sold during the 1999 second quarter for an after tax gain of $618,000, or $0.02 per diluted share.

     Second quarter 2000 earnings before interest, taxes, depreciation and amortization ("EBITDA") was $36.7 million compared to $35.8 million for the same period in 1999. EBITDA for the first six months of 2000 totaled $66.5 million versus $67.3 million for the first half of 1999.

     Homebuilding

     Homebuilding pretax income was up 20 percent to $33.2 million for the three months ended June 30, 2000 compared to $27.6 million last year. The higher level of operating income was attributable to a 100 basis point improvement in the homebuilding gross margin percentage and an increase of $6.8 million in joint venture income, which included a gain of $5.1 million on the sale of land from our Fullerton joint venture. These improvements were partially offset by an 8 percent decline in homebuilding revenues.

     Homebuilding revenues for the 2000 second quarter were $283.7 million compared to $309.2 million in the prior year second quarter. The lower revenue total was due to a 9.6 percent decline in new home deliveries (exclusive of joint ventures) which was partially offset by a 1.4 percent higher average home selling price. During the 2000 second quarter we delivered 497 new homes in California compared to 563 homes in the previous year period. Deliveries for the quarter were up 9 percent in Southern California but down 32 percent in Northern California. This expected moderation from the record setting volume generated last year is due to fewer active selling communities and to our focus on maximizing per home revenues and gross margins. On a full year basis, however, we anticipate that deliveries in this important Northern California market will still result in one of the highest levels achieved in the division's history. Our Arizona division delivered 236 new homes compared to 228 homes in the year earlier period. Deliveries in our Dallas and Austin divisions continued to outpace previous periods as reflected by their 38 percent and 6 percent gains, respectively, while deliveries in Houston declined by 21 homes. Homebuilding revenues for the first six months of 2000 were $515.8 million compared to $523.7 million for the year earlier period. The modest decline in revenues was attributable to a 2.9 percent lower number of new home deliveries (exclusive of joint ventures) which was partially offset by a 1.5 percent higher average home selling price.

     During the 2000 second quarter the average home price in California was up
3.5 percent over the prior year to $444,000 primarily reflecting the upward trend of new home prices in the state. The average home price in Texas was up 22 percent to $285,000 reflecting a greater percentage of deliveries from our Dallas and Austin divisions where prices are generally higher than in Houston and the delivery of larger more expensive homes in all three of our Texas markets. The average home price in Arizona was up slightly during the quarter to $169,000.

     The homebuilding gross margin percentage for the 2000 second quarter was up 100 basis points to 18.2 percent versus 17.2 percent in the year earlier quarter. For the six months ended June 30, 2000, the homebuilding gross margin percentage was up 30 basis points to 18.1 percent compared to the year earlier period. The gross margin percentage improved in all three of our operating regions during the 2000 second quarter. The higher second quarter gross margin in California was primarily due to a general rise in home prices while labor and material costs stabilized during the quarter. The improved margins in Texas and Arizona are primarily attributable to higher delivery volumes and, in Austin, rising home prices.

     Selling, general and administrative expenses for the 2000 second quarter were 8.5 percent of revenues, up from 8.1 percent in the year earlier quarter. SG&A expenses for the first six months of 2000 were 8.3 percent of revenues, down from 8.7 percent in the year earlier period. The fluctuation in SG&A expenses as a percentage of revenues in the 2000 second quarter is primarily due to the timing of certain sales and marketing costs incurred in connection with the opening of new communities. During the 2000 second quarter we opened 22 new communities compared to 9 in the year earlier period.

     Income from unconsolidated joint ventures for the 2000 second quarter was generated from the delivery of 31 homes from our three project joint venture in Fullerton, California in Orange County and a $5.1 million gain on the sale of an adjacent parcel of land. We anticipate recognizing additional joint venture income through the balance of the year from land sales from the Talega venture and from new home deliveries from the Fullerton venture.

     Net new home orders for the 2000 second quarter were up 24 percent over the year earlier period to a second quarter record of 1,146 new homes on a 25 percent increase in average community count. Orders were up 46 percent in Southern California on a 30 percent increase in average community count, up 1 percent in Northern California on a 7 percent decrease in community count, up 32 percent in Texas on a 47 percent increase in active selling communities and up 14 percent in Arizona on a 25 percent higher community count. Net new orders for the first half of 2000 totaled 2,259 homes versus 1,859 for the same period in 1999. The higher order levels contributed to an increase in our backlog to 1,700 presold homes with an estimated sales value of $606 million at June 30, 2000, up 27 percent from the backlog value at June 30, 1999. Assuming there are no significant changes in the economy, consumer confidence or interest rates, we expect to be in a position to increase unit deliveries in 2000.

     Through the first half of the year we opened 35 new communities and are scheduled to open approximately 25 new communities through the balance of the year, of which approximately 16 will be located in California, 5 in Texas and 4 in Arizona. By the end of the year we expect to have opened approximately 100 new communities since the beginning of 1999.

     Our diversified portfolio of buildable lots, which is consistent with our general goal of maintaining a 3 to 4 year supply, totaled approximately 15,600 lots owned or controlled of which 9,400 were located in California, 2,600 in Texas and 3,600 in Arizona.

     Financial Services

     Revenues from our financial services subsidiary for the 2000 second quarter were up 12 percent over the 1999 second quarter while the dollar volume of loans sold during the quarter increased 43 percent. Financial services revenues for the first six months of 2000 were down 8 percent from the year earlier period while the dollar volume of loans sold during that period was up 27 percent. The change in revenues relative to the higher loan sales volume reflects a combination of the extremely competitive mortgage lending market this year compared to last year and a reduction in net interest income on mortgages held for sale. Higher mortgage interest rates have led to fewer loan refinancings which have, in part, contributed to increased competitive pressures within the mortgage banking market. In addition, a one-time gain was recognized in the 1999 first quarter from the pay-off of a commercial loan. The rise in operating expenses for the three and six month periods compared to last year reflects the increase in operating and overhead expenses from expanding our mortgage banking operations in California.

     The financial services joint venture income reflects the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas with Wells Fargo Home Mortgage.

     Other financial services income represents earnings from our title insurance operation in Texas, which began serving as a title insurance agent and offering title examination services in September 1999.

Recent Development

     On April 14, 2000, we entered into a definitive agreement to acquire The Writer Corporation, a publicly-traded Denver-based homebuilder ("Writer"), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26.7 million, plus the assumption of indebtedness, which was approximately $33.9 million at June 30, 2000. The acquisition consideration will be payable in a combination of cash and Standard Pacific common stock, with Writer's public shareholders being entitled to elect to receive up to the entire purchase price in cash, subject to certain limitations. Writer is a longtime homebuilder in the Denver metropolitan area, and more recently has expanded its operations into the emerging Fort Collins/Northern Colorado market. For the year ended December 31, 1999, Writer had revenues of $82 million and delivered 383 new homes. For the six months ended June 30, 2000, Writer had revenues of approximately $37.3 million on deliveries of 153 new homes.

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

     Writer mailed a joint proxy statement/prospectus on July 27, 2000 giving notice of the special meeting of its shareholders to be held on August 25, 2000 to vote upon the proposal to approve the merger. Consummation of the transaction is subject to the approval of Writer's stockholders. No assurances can be given that the transaction will be consummated.

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

     We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2003. This agreement contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At June 30, 2000, we had borrowings of $77.9 million outstanding under this facility.

     To fund mortgage loans through our financial services subsidiary, we have a $40 million revolving mortgage warehouse credit facility with a bank. Mortgage loans are generally held for a short period of time and are typically sold to investors within 15 to 30 days following funding. Borrowings, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a current maturity date of May 29, 2001, also contains certain financial covenants.

     In October 1998, the Securities and Exchange Commission declared effective our $300 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance of common stock, preferred stock, debt securities and warrants. We currently have $200 million available under the universal shelf.

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At June 30, 2000, we had approximately $3.5 million outstanding in trust deed notes payable.

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

     We paid approximately $4.6 million, or $0.16 per common share ($0.08 per common share per quarter), in dividends during the six months ended June 30, 2000. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On July 25, 2000, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on August 28, 2000 to shareholders of record on August 14, 2000.

     In April 2000, our Board of Directors increased the aggregate stock repurchase limit of our previously announced stock buyback plan from $25 million to $35 million. For the six months ended June 30, 2000, we repurchased 525,400 shares of common stock for approximately $5.4 million pursuant to this plan. From the inception of the plan through June 30, 2000, we have repurchased an aggregate of approximately 2.4 million shares of common stock for approximately $20.2 million, leaving a balance of approximately $14.8 million available for future share repurchases.

     We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.


          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and bank debt. Both our mortgage banking subsidiary, Family Lending, and our mortgage banking joint venture, SPH Mortgage, seek to manage interest rate risk with respect to loan commitments and loans held for sale by preselling loans on a best efforts basis. To enhance potential returns on the sale of mortgage loans, Family Lending began selling a portion of its mortgage loans on a non-presold basis during the quarter ended March 31, 2000. To hedge its interest rate risk associated with extending interest rate commitments to customers prior to selling loans to investors and for holding closed loans following funding, Family Lending has entered into forward sale commitments of mortgage-backed securities. While our hedging strategy of buying and selling mortgage-backed securities should assist us in mitigating risk associated with selling loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans sold in this manner if not hedged properly. In January 2000, Family Lending retained a third party advisory firm to assist with selling loans on a non-presold basis and entering into forward sale commitments of mortgage-backed securities.

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

                          FORWARD-LOOKING STATEMENTS


     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

 .  anticipated deliveries in the Northern California market for 2000;
 .  labor and material costs stabilizing;
 .  expected additional joint venture income from new home deliveries and land sales during 2000;
 .  our backlog of homes and their estimated sales value;
 .  planned new home community openings;
 .  our prospects for continued growth in unit volume in 2000;
 .  the adequacy of our inventory of building sites;
 .  the sufficiency of our cash provided by internally generated funds and outside borrowings;
 .  our planned continued use of joint ventures as a financing structure;
 .  the likely effect on our future liquidity of our existing material commitments and off balance sheet financing arrangements; and . our exposure to market risks, including fluctuations in interest rates.

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



                                        STANDARD PACIFIC CORP.
                                              (Registrant)


Dated: August 10, 2000             By:  /s/ Stephen J. Scarborough
                                        --------------------------------
                                        Stephen J. Scarborough
                                        Chief Executive Officer and
                                        President


Dated: August 10, 2000             By:  /s/ Andrew H. Parnes
                                        --------------------------------
                                        Andrew H. Parnes
                                        Vice President - Finance,
                                        Treasurer and Chief
                                        Financial Officer

                           PART II OTHER INFORMATION


Item 1.  Legal proceedings
               None

Item 2.  Change in Securities
               None

Item 3.  Default upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders

               At our Annual Meeting held on May 18, 2000, Standard Pacific's stockholders re-elected Ronald R. Foell as a director. Standard Pacific's stockholders also elected Michael C. Cortney and Jeffrey V. Peterson as Class III directors. In addition, the term of office of the following directors continued after the Annual Meeting: Arthur E. Svendsen, Stephen J. Scarborough, Dr. James L. Doti, Douglas C. Jacobs, Keith D. Koeller and Larry McNabb. Voting at the meeting was as follows:

                                                 Votes           Votes            Votes           Broker
Matter                                          Cast For      Cast Against      Withheld        Non-Votes
---------------------------------------       ------------   --------------   ------------    -------------
Election of Ronald R. Foell                    25,946,269               -         595,544                -
Election of Michael C. Cortney                 26,282,627               -         259,186                -
Election of Jeffrey V. Peterson                26,270,146               -         271,667                -
Approval of 2000 Stock Incentive Plan          17,985,960       2,626,491         163,315        5,766,047
Approval of Amended Management
  Incentive Bonus Plan                         24,677,729       1,711,474         152,610                -

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits

              27.   Financial Data Schedule.

          (b)  Current Reports on Form 8-K

                    Form 8-K dated July 24, 2000 reporting that the Registrant issued a press release announcing its second quarter results.