Form 10-Q
period 2000-09-30
STANDARD PACIFIC CORP /DE/
filed 2000-11-14
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from     N/A     to
                                         -----------    ------------

          Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                  Delaware                          33-0475989
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

               15326 Alton Parkway, Irvine, CA       92618-2338
         (Address of principal executive offices)    (Zip Code)


     (Registrant's telephone number, including area code)   (949) 789-1600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ____ .
                                        ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at November 3, 2000:  29,975,127

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



     The consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. Unless the context otherwise requires, the terms "we," "us" and "ours" refer to Standard Pacific Corp. and its predecessors and subsidiaries.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                     Three Months Ended September 30,
                                                                     -------------------------------
                                                                          2000             1999
                                                                     -------------     -------------
Homebuilding:
  Revenues                                                             $   302,005     $   297,089
  Cost of sales                                                            236,435         244,204
                                                                       -----------     -----------
    Gross margin                                                            65,570          52,885
                                                                       -----------     -----------
  Selling, general and administrative expenses                              25,479          24,592
  Income from unconsolidated joint ventures                                  3,578             264
  Interest expense                                                           1,248             501
  Amortization of excess of cost over net assets acquired                      525             495
  Other income (loss)                                                           67              (2)
                                                                       -----------     -----------
    Homebuilding pretax income                                              41,963          27,559
                                                                       -----------     -----------

Financial Services:
  Revenues                                                                     750             500
  Income from unconsolidated joint venture                                     173             175
  Other income                                                                  84              43
  Expenses                                                                   1,062             798
                                                                       -----------     -----------
    Financial services pretax income (loss)                                    (55)            (80)
                                                                       -----------     -----------
Income before income taxes                                                  41,908          27,479
Provision for income taxes                                                 (16,728)        (11,298)
                                                                       -----------     -----------
Net Income                                                             $    25,180     $    16,181
                                                                       ===========     ===========

Basic Net Income Per Share:
  Net Income Per Share                                                 $      0.86     $      0.55
                                                                       ===========     ===========

  Weighted average common shares outstanding                            29,169,309      29,642,671
                                                                       ===========     ===========

Diluted Net Income Per Share:
  Net Income Per Share                                                 $      0.85     $      0.54
                                                                       ===========     ===========

  Weighted average common and diluted shares outstanding                29,536,369      29,813,430
                                                                       ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                  -----------------------------------
                                                                       2000                 1999
                                                                  -------------         -------------
Homebuilding:
    Revenues                                                        $   817,813           $   820,748
    Cost of sales                                                       658,803               674,889
                                                                    -----------           -----------
      Gross margin                                                      159,010               145,859
                                                                    -----------           -----------
    Selling, general and administrative expenses                         68,079                69,927
    Income from unconsolidated joint ventures                            11,537                 5,148
    Interest expense                                                      2,502                 1,027
    Amortization of excess of cost over net assets acquired               1,514                 1,484
    Other income                                                            157                    84
                                                                    -----------           -----------
      Homebuilding pretax income                                         98,609                78,653
                                                                    -----------           -----------
Financial Services:
    Revenues                                                              1,769                 1,616
    Income from unconsolidated joint venture                                515                   575
    Other income                                                            205                    43
    Expenses                                                              2,872                 2,253
                                                                    -----------            ----------
      Financial services pretax income (loss)                              (383)                  (19)
                                                                    -----------            ----------
Income from continuing operations before income taxes                    98,226                78,634
Provision for income taxes                                              (39,126)              (32,343)
                                                                    -----------           -----------
Income from continuing operations                                        59,100                46,291
Income (loss) from discontinued operation, net of income
  taxes of $114 in 1999                                                       -                  (159)
Gain on disposal of discontinued operation, net of income
  taxes of $(425) in 1999                                                     -                   618
                                                                    -----------           -----------
Net Income                                                          $    59,100           $    46,750
                                                                    ===========           ===========
Basic Net Income Per Share:
  Income per share from continuing operations                       $      2.04           $      1.56
  Income (loss) per share from discontinued operation                         -                 (0.01)
  Gain per share on disposal of discontinued operation                        -                  0.02
                                                                    -----------           -----------
  Net Income Per Share                                              $      2.04           $      1.57
                                                                    ===========           ===========
  Weighted average common shares outstanding                         28,978,815            29,648,808
                                                                    ===========           ===========
Diluted Net Income Per Share:
  Income per share from continuing operations                       $      2.03           $      1.55
  Income (loss) per share from discontinued operation                         -                 (0.01)
  Gain per share on disposal of discontinued operation                        -                  0.02
                                                                    -----------           -----------
  Net Income Per Share                                              $      2.03           $      1.56
                                                                    ===========           ===========

  Weighted average common and diluted shares outstanding             29,145,438            29,880,122
                                                                    ===========           ===========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands,
                           except per share amounts)

                                                                                     September 30,                December 31,
                                                                                         2000                        1999
                                                                                     -------------               -------------
                                                                                      (Unaudited)
                                                              ASSETS
Homebuilding:
     Cash and  equivalents                                                            $    2,324                    $  2,865
     Other notes and accounts receivable, net                                             24,200                      10,489
     Mortgage notes receivable and accrued interest                                        1,350                       4,530
     Inventories                                                                         906,705                     699,489
     Investments in and advances to unconsolidated joint ventures                         98,672                      49,116
     Property and equipment, net                                                           4,917                       2,656
     Deferred income taxes                                                                13,816                      12,738
     Other assets                                                                         15,026                      13,350
     Excess of cost over net assets acquired, net                                         17,436                      15,315
                                                                                     -------------               -------------
                                                                                       1,084,446                     810,548
                                                                                     -------------               -------------

Financial Services:
     Cash and equivalents                                                                    558                         313
     Mortgage loans held for sale                                                         21,482                      17,554
     Other assets                                                                            876                       1,553
                                                                                     -------------               -------------
                                                                                          22,916                      19,420
                                                                                     -------------               -------------
       Total Assets                                                                   $1,107,362                    $829,968
                                                                                     =============               =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Homebuilding:
     Accounts payable                                                                 $   60,238                    $ 42,344
     Accrued liabilities                                                                  83,623                      69,437
     Revolving credit facility                                                            76,800                      23,000
     Trust deed notes payable                                                                349                       3,531
     Senior notes payable                                                                423,929                     298,847
                                                                                     -------------               -------------
                                                                                         644,939                     437,159
                                                                                     -------------               -------------

Financial Services:
     Accounts payable and accrued liabilities                                                350                         620
     Mortgage warehouse line of credit                                                    16,659                      10,304
                                                                                     -------------               -------------
                                                                                          17,009                      10,924
                                                                                     -------------               -------------

Stockholders' Equity:
     Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                -                           -
     Common stock, $.01 par value; 100,000,000 shares authorized; 29,924,053 and
      29,208,680 shares outstanding, respectively                                            299                         292
     Paid-in capital                                                                     290,053                     278,701
     Retained earnings                                                                   155,062                     102,892
                                                                                     -------------               -------------
     Total stockholders' equity                                                          445,414                     381,885
                                                                                     -------------               -------------
       Total Liabilities and Stockholders' Equity                                     $1,107,362                    $829,968
                                                                                     =============               =============

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                             2000               1999
                                                                                          ---------          ----------
Cash Flows From Operating Activities:
     Net income                                                                           $  59,100           $ 46,750
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities of continuing operations:
          Discontinued operation                                                                  -                159
          Gain on disposal of discontinued operation                                              -               (618)
          Income from unconsolidated joint ventures                                         (11,537)            (5,148)
          Depreciation and amortization                                                       1,110                913
          Amortization of excess of cost over net assets acquired                             1,514              1,484
          Changes in cash and equivalents due to:
              Receivables and accrued interest                                              (14,087)            25,199
              Inventories                                                                  (130,286)           (56,932)
              Deferred  income taxes                                                            285             (1,867)
              Other assets                                                                    1,483              2,567
              Accounts payable                                                               13,778             11,812
              Accrued liabilities                                                             8,012              1,914
                                                                                          ---------           --------
     Net cash provided by (used in) operating activities of
       continuing operations                                                                (70,628)            26,233
                                                                                          ---------           --------
Cash Flows From Investing Activities:
     Net cash paid for acquisition                                                          (44,550)                 -
     Net additions to property and equipment                                                 (2,894)              (796)
     Investments in and advances to unconsolidated joint ventures                           (98,662)           (29,914)
     Distributions and repayments from unconsolidated joint ventures                         47,906             28,546
     Proceeds from the sale of discontinued operation                                             -              8,798
                                                                                          ---------           --------
     Net cash provided by (used in) investing activities                                    (98,200)             6,634
                                                                                          ---------           --------
Cash Flows From Financing Activities:
     Net proceeds from (payments on) revolving credit facility                               53,800            (94,200)
     Net proceeds from (payments on) mortgage warehouse line of credit                        6,355             (6,436)
     Net proceeds from the issuance of senior notes                                         123,125             98,250
     Principal payments on senior notes and trust deed notes payable                         (3,182)           (37,256)
     Dividends paid                                                                          (6,932)            (4,447)
     Repurchase of common shares                                                             (5,386)              (267)
     Proceeds from the exercise of stock options                                                752                215
                                                                                          ---------           --------
     Net cash provided by (used in) financing activities                                    168,532            (44,141)
                                                                                          ---------           --------
     Net change in cash from discontinued operation                                               -            (38,130)
                                                                                          ---------           --------
     Net increase (decrease) in cash and equivalents                                           (296)           (49,404)
     Cash and equivalents at beginning of period                                              3,178             53,194
                                                                                          ---------           --------
     Cash and equivalents at end of period                                                $   2,882           $  3,790
                                                                                          =========           ========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest - continuing operations                                                $  23,481           $ 22,087
          Income taxes                                                                       37,780             41,629
Supplemental Disclosure of Noncash Activities:
     Issuance of common stock in connection with acquisition                              $  15,792           $      -
     Inventory received as a distribution from an unconsolidated                             12,737                  -
       joint venture
     Expenses capitalized in connection with the issuance of
       the 9 1/2% senior notes due 2010                                                       1,875                  -
     Expenses capitalized in connection with the issuance of the
       8 1/2% senior notes due 2009                                                               -              1,750

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.   Basis of Presentation
     ---------------------

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the periods presented.

2.   Capitalization of Interest
     --------------------------

     The following is a summary of interest capitalized and expensed related to inventories for the three month and nine month periods ended September 30, 2000 and 1999.


                                                     Three Months Ended                           Nine Months Ended
                                                        September 30,                                September 30,
                                            --------------------------------------      --------------------------------------
                                                   2000                 1999                  2000                  1999
                                            -----------------     ----------------      ---------------       ----------------
                                                                          (Dollars in thousands)
Total interest incurred during the period   $          10,786     $          9,137      $        27,640       $         26,490
Less: Interest capitalized as a cost of
 real estate under development                          9,538                8,636               25,138                 25,463
                                            -----------------     ----------------      ---------------       ----------------
Interest expensed                           $           1,248     $            501      $         2,502       $          1,027
                                            =================     ================      ===============       ================
Interest previously capitalized as a
 cost of real estate under development,
 included in cost of sales                  $           8,565     $          6,540      $        19,480       $         19,133
                                            =================     ================      ===============       ================
Capitalized interest in ending
  inventories                                                                           $        27,044       $         21,485
                                                                                        ===============       ================

3.   Statement of Cash Flows
     -----------------------

     Cash flows from the discontinued operation have been presented as a separate line item in the accompanying consolidated statements of cash flows. The net change in cash for the discontinued operation presented in the statements of cash flows for the nine month period ended September 30, 1999 reflects the net change in the cash balance of our former savings and loan subsidiary, which was sold in May 1999.

4.   Comprehensive Income
     --------------------

     We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), during 1998. FAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its balance sheet. We had no items of other comprehensive income in any period presented in the accompanying consolidated financial statements.

5.   Recent Accounting Pronouncement
     -------------------------------

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

6.   Reclassifications
     -----------------

     Certain reclassifications have been made to the 1999 consolidated financial statements to conform with current period presentation.

7.   Net Income Per Share
     --------------------

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


                                                          For the Three Months Ended September 30,
                                    ------------------------------------------------------------------------------------
                                                     2000                                        1999
                                    ---------------------------------------      ---------------------------------------
                                      Income        Shares          EPS            Income        Shares          EPS
                                    ----------    ----------    -----------      ----------    ----------    -----------
                                                      (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders from
    continuing operations              $25,180    29,169,309       $0.86            $16,181    29,642,671       $0.55

Effect of dilutive stock options            -        367,060                             -        170,759
                                    ----------    ----------                     ----------    ----------
Diluted net income per share from
 continuing operations                 $25,180    29,536,369       $0.85            $16,181    29,813,430       $0.54
                                    ==========    ==========    ===========      ==========    ==========    ===========


                                                            For the Nine Months Ended September 30,
                                    ------------------------------------------------------------------------------------
                                                     2000                                        1999
                                    ---------------------------------------      ---------------------------------------
                                      Income        Shares          EPS            Income        Shares          EPS
                                    ----------    ----------    -----------      ----------    ----------    -----------
                                                      (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders from
    continuing operations              $59,100    28,978,815       $2.04            $46,291    29,648,808        $1.56

Effect of dilutive stock options            -        166,623                             -        231,314
                                    ----------    ----------                     ----------    ----------
Diluted net income per share from
 continuing operations                 $59,100    29,145,438       $2.03            $46,291    29,880,122        $1.55
                                    ==========    ==========    ===========      ==========    ==========    ===========

8.   Acquisition
     -----------

     On August 25, 2000, we acquired The Writer Corporation, a publicly traded Denver-based homebuilder ("Writer"), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26 million (excluding transaction costs), plus the assumption of indebtedness, which was approximately $37.5 million. The acquisition consideration was paid in a combination of cash and Standard Pacific common stock. The cash component of the acquisition was financed under our unsecured revolving credit facility. With this acquisition, we purchased or assumed the rights to acquire approximately 2,000 single-family lots located in the Denver and Fort Collins areas, which included 11 active subdivisions at the close of the transaction. In addition, we acquired a backlog of 149 pre-sold homes and retained Writer's management team and staff.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair values as of the date of the acquisition. The excess of purchase price over the estimated fair value of net assets acquired totaled approximately $3.6 million. The excess purchase price has been recorded as excess of cost over net assets acquired in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over 10 years. The results of operations of Writer have been included in the accompanying statements of income for the period from August 25, 2000 through September 30, 2000.

9.   9 1/2% Senior Notes due 2010
     ----------------------------

     In September 2000, we issued $125 million of 9 1/2% Senior Notes which mature on September 15, 2010. These notes, which were issued at par, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. Interest is due and payable on March 15 and September 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, commencing September 15, 2005 at 104.75 percent of par, with the call price reducing ratably to par on September 15, 2008. Net proceeds after underwriting expenses were approximately $123.1 million and were used to repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes.

10.  Discontinued Operations
     -----------------------

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

  Interest income from the discontinued operation totaled approximately $1,256,000 for the nine month period ended September 30, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                         Selected Financial Information

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                              ---------------------------        -------------------------
                                                                  2000            1999              2000           1999
                                                              ----------       ----------        ---------      ----------
                                                                                      (Dollars in thousands)
Homebuilding:
 Revenues                                                          $302,005       $297,089        $817,813        $820,748
 Cost of sales                                                      236,435        244,204         658,803         674,889
                                                              -------------    -----------     -----------     -----------
   Gross margin                                                      65,570         52,885         159,010         145,859
                                                              -------------    -----------     -----------     -----------
   Gross margin percentage                                            21.7%          17.8%           19.4%           17.8%
                                                              -------------    -----------     -----------     -----------
 Selling, general and administrative expenses                        25,479         24,592          68,079          69,927
 Income from unconsolidated joint ventures                            3,578            264          11,537           5,148
 Interest expense                                                     1,248            501           2,502           1,027
 Amortization of excess of cost over net assets acquired                525            495           1,514           1,484
 Other income (expense)                                                  67             (2)            157              84
                                                              -------------    -----------     -----------     -----------
   Homebuilding pretax income                                        41,963         27,559          98,609          78,653
                                                              -------------    -----------     -----------     -----------

Financial Services:
 Revenues                                                               750            500           1,769           1,616
 Income from unconsolidated joint venture                               173            175             515             575
 Other income                                                            84             43             205              43
 Expenses                                                             1,062            798           2,872           2,253
                                                              -------------    -----------     -----------     -----------
   Financial services pretax income (loss)                              (55)           (80)           (383)            (19)
                                                              -------------    -----------     -----------     -----------

Income from continuing operations before income taxes              $ 41,908       $ 27,479        $ 98,226        $ 78,634
                                                              =============    ===========     ===========     ===========

                                 Operating Data

                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                     September 30,
                                                              ----------------------------     ----------------------------
                                                                  2000            1999            2000             1999
                                                              ----------       -----------     ---------       ------------

New Homes Delivered:
  Southern California                                                 325             307              832             780
  Northern California                                                 209             258              577             710
                                                              -----------      ----------      -----------     -----------
      Total California                                                534             565            1,409           1,490
                                                              -----------      ----------      -----------     -----------
  Dallas                                                               86              48              217             140
  Austin                                                               45              38              120             102
  Houston                                                              17              20               42              93
                                                              -----------      ----------      -----------     -----------
      Total Texas                                                     148             106              379             335
                                                              -----------      ----------      -----------     -----------

  Arizona                                                             188             201              607             617
  Colorado                                                             33               -               33               -
                                                              -----------      ----------      -----------     -----------
  Consolidated total                                                  903             872            2,428           2,442
  Unconsolidated joint ventures (Southern California)                  48               -               96               -
                                                              -----------      ----------      -----------     -----------
            Total                                                     951             872            2,524           2,442
                                                              ===========      ==========      ===========     ===========


Average Selling Price:
  California deliveries (excluding joint ventures)               $407,885        $420,621         $425,918        $428,931
  Texas deliveries                                               $294,509        $242,243         $280,337        $233,341
  Arizona deliveries                                             $163,847        $161,265         $165,600        $162,802
  Colorado deliveries                                            $263,073        $      -         $263,073        $      -
  Combined (excluding joint ventures)                            $333,203        $339,155         $335,901        $334,859
  Combined (including joint ventures)                            $344,579        $339,155         $344,076        $334,859

                                                                         Three Months Ended                    Nine Months Ended
                                                                            September 30,                        September 30,
                                                                 --------------------------------         --------------------------
                                                                     2000                1999                 2000           1999
                                                                 ------------        ------------         ------------   -----------
Net New Orders:
  Southern California                                                     416                 323                1,190           964
  Northern California                                                     186                 224                  794           777
                                                                 ------------        ------------         ------------   -----------
      Total California                                                    602                 547                1,984         1,741
                                                                 ------------        ------------         ------------   -----------
  Dallas                                                                  112                  53                  276           183
  Austin                                                                   69                  34                  201           113
  Houston                                                                  20                  20                   49            75
                                                                 ------------        ------------         ------------   -----------
      Total Texas                                                         201                 107                  526           371
                                                                 ------------        ------------         ------------   -----------
  Arizona                                                                 223                 177                  691           578
  Colorado                                                                 49                   -                   49             -
                                                                 ------------        ------------         ------------   -----------
  Consolidated total                                                    1,075                 831                3,250         2,690
  Unconsolidated joint ventures (Southern California)                      38                  25                  122            25
                                                                 ------------        ------------         ------------   -----------
        Total                                                           1,113                 856                3,372         2,715
                                                                 ============        ============         ============   ===========

Average Selling Communities during the quarter:
  Southern California                                                      22                  22
  Northern California                                                      13                  16
  Texas                                                                    28                  19
  Arizona                                                                  16                  12
  Colorado                                                                  7                   -
  Unconsolidated joint ventures (Southern California)                       3                   2
                                                                 ------------        ------------
        Total                                                              89                  71
                                                                 ============        ============

                                                                          At September 30,
                                                              -----------------------------------
                                                                       2000                1999
                                                              ---------------        ------------
Backlog (in units):
  Southern California                                                     700                 561
  Northern California                                                     390                 314
                                                              ---------------        ------------
        Total California                                                1,090                 875
                                                              ---------------        ------------

  Dallas                                                                  142                  94
  Austin                                                                  120                  47
  Houston                                                                  11                  13
                                                              ---------------        ------------
        Total Texas                                                       273                 154
                                                              ---------------        ------------

  Arizona                                                                 411                 329
  Colorado                                                                165                   -
                                                              ---------------        ------------

  Consolidated total                                                    1,939               1,358
  Unconsolidated joint ventures (Southern California)                      72                  25
                                                              ---------------        ------------
        Total backlog                                                   2,011               1,383
                                                              ===============        ============

Backlog at quarter end (estimated dollar
  Value in thousands)                                                $735,444            $472,103
                                                              ===============        ============
Building Sites Owned or Controlled:
  California                                                            9,082               9,084
  Texas                                                                 2,762               2,317
  Arizona                                                               3,571               4,146
  Colorado                                                              1,977                   -
                                                              ---------------        ------------
        Total                                                          17,392              15,547
                                                              ===============        ============

     Net income for the 2000 third quarter increased 56 percent to $25,180,000, or $0.85 per diluted share, compared to $16,181,000 or $0.54 per diluted share, for the year earlier period. For the nine months ended September 30, 2000, income from continuing operations increased 28 percent to $59,100,000 or $2.03 per diluted share, compared to $46,291,000, or $1.55 per diluted share, last year.

     Net income for the nine months ended September 30, 2000 including the discontinued operation was $59,100,000, or $2.03 per diluted share, versus $46,750,000, or $1.56 diluted share, in the year earlier period. The discontinued operation in 1999 reflects our former savings and loan subsidiary, which was sold during the 1999 second quarter for an after tax gain of $618,000, or $0.02 per diluted share.

     Third quarter 2000 earnings before interest, taxes, depreciation and amortization ("EBITDA") was $50.8 million compared to $35.1 million for the same period in 1999. EBITDA for the nine months ended September 30, 2000 totaled $117.3 million versus $102.4 million for the same period last year.

     Homebuilding

     Homebuilding pretax income was up 52 percent to $42.0 million for the three months ended September 30, 2000 compared to $27.6 million last year. The higher level of operating income was primarily attributable to a 390 basis point improvement in the homebuilding gross margin percentage, a $3.3 million increase in joint venture income and a 2 percent rise in homebuilding revenues.

     Homebuilding revenues for the 2000 third quarter were $302.0 million compared to $297.1 million in the prior year third quarter. The higher revenue total was due to a 3.6 percent increase in deliveries to 903 new homes (exclusive of joint ventures) which was partially offset by a 1.8 percent decrease in the average home selling price to $333,000. During the 2000 third quarter we delivered 582 new homes in California compared to 565 homes in the previous year period. Deliveries for the quarter were up 22 percent in Southern California but down 19 percent in Northern California due to fewer active selling communities. For the full year, we anticipate that Northern California deliveries will reach one of the highest levels achieved in the division's history, and more importantly, the level of profitability anticipated in the Bay Area in 2000 is expected to exceed the record results achieved in 1999. Our Arizona division delivered 188 new homes compared to 201 homes in the year earlier period. We expect full year deliveries in our Arizona division to be in line with the strong levels achieved in 1999. New home deliveries were up 40 percent in Texas fueled by 79 percent and 18 percent gains, respectively, in Dallas and Austin. Our newest operating division in Colorado delivered 33 new homes for the period from August 25 through September 30, 2000.

     Homebuilding revenues for the nine months ended September 30, 2000 were $817.8 million compared to $820.7 million for the year earlier period. The modest decrease in revenues was attributable to a 1 percent decline in the number of new home deliveries (exclusive of joint ventures) which was partially offset by a slightly higher average home selling price.

     During the 2000 third quarter the average home price in California of $408,000 was 3 percent lower than the year earlier period which was primarily due to a change in product mix. The average home price in Texas was up 22 percent to $295,000 reflecting the delivery of larger, more expensive homes.
The average home price in Arizona was up slightly during the quarter to $164,000 and the average selling price in Colorado was $263,000 for the quarter. The consolidated average home price for the 2000 fourth quarter is expected to increase at least 10 percent over the third quarter average due to the delivery of larger homes in California, but is expected to be modestly lower in 2001 due to the delivery of more homes in Texas, Arizona and Colorado.

     The homebuilding gross margin percentage for the 2000 third quarter was up 390 basis points to 21.7 percent versus 17.8 percent in the year earlier quarter. The significant increase in the gross margin percentage was driven principally by a jump in California gross margins while the Arizona and Texas gross margin percentages were generally in line with the prior year level. Home prices in California continued to climb due to strong housing demand while labor and material costs remained relatively stable during the quarter. For the nine months ended September 30, 2000, the homebuilding gross margin percentage was up 160 basis points to 19.4 percent compared to the year earlier period.

     Selling, general and administrative expenses for the 2000 third quarter were 8.4 percent of revenues, up slightly from 8.3 percent in the year earlier quarter. SG&A expenses for the nine months ended September 30, 2000 were 8.3 percent of revenues, down from 8.5 percent in the year earlier period. The fluctuation in SG&A expenses as a percentage of revenues during these periods are primarily due to the timing of certain sales and marketing costs incurred in connection with the opening of new communities.

     Income from unconsolidated joint ventures for the 2000 third quarter was generated from the delivery of 48 homes from our three-project joint venture in Fullerton, California in Orange County. We anticipate recognizing additional joint venture income in the 2000 fourth quarter from the delivery of approximately 60 new homes from the Fullerton venture while next year we have the capacity to deliver approximately 150 to 175 homes from this venture. We expect to commence selling activities during the second quarter of 2001 at our first active adult community, an approximate 300 unit, three-project joint venture in the Talega master plan community in San Clemente, California. Deliveries are expected to begin in the third quarter of next year and could total between 100 and 125 new homes in 2001. In addition, we expect to begin delivering homes in the 2001 second quarter from an 82-unit joint venture in the city of San Francisco. 2001 deliveries from this venture could potentially range between 50 to 60 new homes. Additionally, land sales from the Talega land development joint venture are also planned for fiscal 2001.

  Amortization of costs over net assets acquired for the 2000 third quarter reflects a slight increase over the prior year period as it includes approximately one month of amortization related to the Colorado acquisition which closed during the 2000 third quarter.

     Net new home orders for the 2000 third quarter were up 30 percent over the year earlier period to a third quarter record of 1,113 new homes on a 25 percent increase in average community count. Orders were up 30 percent in Southern California on a 4 percent increase in average community count, down 17 percent in Northern California on a 19 percent decrease in community count, up 88 percent in Texas on a 47 percent increase in active selling communities and up 26 percent in Arizona on a 33 percent higher community count. New orders in Colorado totaled 49 homes for the period from August 25 through September 30, 2000. Net new orders for the first three quarters of 2000 totaled 3,372 homes versus 2,715 for the same period in 1999. The higher order levels contributed to an increase in our backlog to 2,011 presold homes with an estimated sales value of $735 million at September 30, 2000, up 56 percent from the backlog value at September 30, 1999. Also, the September 30, 2000 backlog reflects the addition of 149 presold homes acquired in connection with the third quarter acquisition in Colorado.

     Through the first nine months of the year we opened 44 new communities and are scheduled to open approximately 14 new communities through the balance of the year, of which approximately 9 will be located in California, 3 in Texas and 2 in Colorado. By the end of the year we expect to have approximately 90 to 95 active selling communities compared to 68 communities at the end of 1999. For the 2001 fiscal year, we currently anticipate opening approximately 60 to 65 new communities, of which approximately 35 will be located in California, 7 in Texas, 12 in Arizona and 10 in Colorado. During 2001 we expect the number of active selling communities to fluctuate between 90 to 125 subdivisions.

Assuming there are no significant changes in the economy, consumer confidence or interest rates, we expect to be in a position to increase unit deliveries in 2001.

     Financial Services

     Revenues from our financial services subsidiary for the 2000 third quarter were up 50 percent over the 1999 third quarter while the dollar volume of loans sold during the quarter increased 76 percent. Financial services revenues for the first three quarters of 2000 were up 9 percent from the year earlier period while the dollar volume of loans sold during that period was up 45 percent. The relatively smaller increase in revenues compared to the higher loan sales volume reflects a combination of the extremely competitive mortgage lending market this year compared to last year and a reduction in net interest income on mortgages held for sale. Higher mortgage interest rates have led to fewer loan refinancings which have, in part, contributed to increased competitive pressures within the mortgage banking market. In addition, a one-time gain was recognized in the 1999 first quarter from the pay-off of a commercial loan. The rise in operating expenses for the three and nine month periods compared to last year reflects the increase in operating and overhead expenses from expanding our mortgage banking operations in California.

     The financial services joint venture income reflects the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas with Wells Fargo Home Mortgage.

     Other financial services income represents earnings from our title insurance operation in Texas, which began serving as a title insurance agent and offering title examination services in September 1999.

Recent Development

     On August 25, 2000, we expanded into the Denver and Fort Collins, Colorado markets with the acquisition of The Writer Corporation, a publicly traded Denver-based homebuilder ("Writer"), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26 million, plus the assumption of approximately $37.5 million of indebtedness. The acquisition consideration was paid in a combination of cash and Standard Pacific common stock. In connection with this acquisition, we purchased or assumed the rights to acquire approximately 2,000 single-family lots located in the Denver and Fort Collins areas, which included 11 active subdivisions at the close of the transaction. In addition, we acquired a backlog of 149 pre-sold homes and retained Writer's management team and staff.

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

     In September 2000, we amended our $450 million unsecured revolving credit facility with our bank group, to among other things, extend the maturity date one year to July 31, 2004 and revise certain financial and other covenants. Additionally, the amended credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million subject to the approval of the agent bank. This agreement also contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At September 30, 2000, we had borrowings of $76.8 million outstanding under this facility.

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

     In October 1998, the Securities and Exchange Commission declared effective our $300 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance of common stock, preferred stock, debt securities and warrants. We currently have $75 million available under the universal shelf.

     In September 2000, we utilized a portion of our universal shelf and issued $125 million of 9 1/2% Senior Notes which mature on September 15, 2010. These notes, which were issued at par, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. The notes are redeemable at our option, in whole or in part, commencing September 15, 2005 at 104.75 percent of par, with the call price reducing ratably to par on September 15, 2008. Net proceeds after underwriting expenses were approximately $123.1 million and were used to repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. In addition, upon a change in control we are required to make an offer to purchase these notes.

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At September 30, 2000, we had approximately $349,000 outstanding in trust deed notes payable.

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

     We paid approximately $6.9 million, or $0.24 per common share ($0.08 per common share per quarter), in dividends during the nine months ended September 30, 2000. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On October 24, 2000, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on November 23, 2000 to shareholders of record on November 9, 2000.

     During the nine months ended September 30, 2000, 81,375 shares of common stock were issued pursuant to the exercise of stock options for aggregate consideration of approximately $752,000.

     In April 2000, our Board of Directors increased the aggregate stock repurchase limit of our previously announced stock buyback plan from $25 million to $35 million. For the nine months ended September 30, 2000, we repurchased 525,400 shares of common stock for approximately $5.4 million under the plan. From the inception of the plan through September 30, 2000, we have repurchased an aggregate of approximately 2.4 million shares of common stock for approximately $20.2 million, leaving a balance of approximately $14.8 million available for future share repurchases.

     We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and bank debt. Both our mortgage banking subsidiary, Family Lending, and our mortgage banking joint venture, SPH Mortgage, have generally sought to manage interest rate risk with respect to loan commitments and loans held for sale by preselling loans. To enhance potential returns on the sale of mortgage loans, Family Lending began selling a portion of its mortgage loans on a non-presold basis during the quarter ended March 31, 2000. To hedge its interest rate risk associated with extending interest rate commitments to customers prior to selling loans to investors and holding closed loans following funding, Family Lending has entered into forward sale commitments of mortgage-backed securities. While Family Lending's hedging strategy of buying and selling mortgage-backed securities should assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans sold in this manner if not hedged properly. In January 2000, Family Lending retained a third party advisory firm to assist with selling loans on a mandatory delivery basis (which requires Family Lending to pay a fee if the loan is not closed) and entering into forward sale commitments of mortgage-backed securities.

     Other than entering into forward sale commitments of mortgage-backed securities described above, there have been no other material changes in the nature of our market risk exposure since December 31, 1999. Please see our Annual Report on Form 10-K for the year ended December 31, 1999 for further discussion related to our market risk exposure.

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

 .  anticipated deliveries and the level of profitability in the Northern
   California market for 2000;
 .  anticipated deliveries in the Arizona market for 2000;
 .  expected average home price for the fourth quarter of 2000 and 2001;
 .  expected fourth quarter 2000 and 2001 joint venture sales, deliveries, land sales and income;
 .  orders and our backlog of homes and their estimated sales value;
 .  planned new home community openings and the expected number of active selling communities;
 .  our prospects for growth in unit volume in 2001;
 .  the sufficiency of our cash provided by internally generated funds and outside borrowings;
 .  our planned continued use of joint ventures as a financing structure;
 .  the likely effect on our future liquidity of our existing material commitments and off balance sheet financing arrangements; and . our exposure to market risks, including fluctuations in interest rates.

     Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors -- many of which are out of our control and difficult to forecast -- that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

 . local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;
 .  the cost and availability of suitable undeveloped land, building materials and labor;
 .  the cost and availability of construction financing and corporate debt and equity capital;
 .  the demand for single-family homes;
 .  cancellations of purchase contracts by homebuyers;
 .  the cyclical and competitive nature of our business;
 .  governmental regulation, including the impact of "slow growth" or similar initiatives;
 .  delays in the land entitlement process, development, construction, or the opening of new home communities;
 .  adverse weather conditions and natural disasters;
 .  environmental matters;
 .  risks relating to our mortgage banking operations, including hedging activities;
 .  future business decisions and our ability to successfully implement our operational, growth and other strategies;
 .  litigation and warranty claims; and
 .  other risks discussed in our filings with the Securities and Exchange
   Commission, including in our Annual Report on Form 10-K for the year ended December 31, 1999.

     We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. In addition, while we reserve the right to make such updates from time to time, no such update shall be deemed to (a) indicate that other statements not addressed by such update remain correct or (b) create an obligation to provide any other updates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated: November 13, 2000              By:  /s/ Stephen J. Scarborough
                                           --------------------------
                                           Stephen J. Scarborough
                                           Chief Executive Officer and
                                           President


Dated: November 13, 2000              By:  /s/ Andrew H. Parnes
                                           --------------------------
                                           Andrew H. Parnes
                                           Vice President - Finance,
                                           Treasurer and Chief
                                           Financial Officer

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

Item 3.  Default upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               None

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

              10.1 Ninth Amended and Restated Revolving Credit Agreement dated as of September 26, 2000, among the Registrant, Bank of America, National Association, Bank One, NA, Guaranty Federal Bank, F.S.B., Bank United, Fleet National Bank, PNC Bank, National Association, Comerica Bank, Sanwa Bank California, Union Bank of California, SunTrust Bank and AmSouth Bank.

              10.2 Second Supplemental Indenture, dated as of September 5, 2000, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated September 7, 2000.

              27.   Financial Data Schedule.

         (b)  Current Reports on Form 8-K

              (i) Form 8-K dated August 28, 2000 reporting that the Registrant issued a press release announcing it had completed the acquisition of The Writer Corporation.

              (ii) Form 8-K dated September 7, 2000 reporting that the Registrant filed a Prospectus Supplement, dated September 5, 2000, and accompanying Prospectus, dated October 23, 1998, relating to the offering of $125,000,000 principal amount of the Registrant's 9 1/2% Senior Notes due 2010. In connection with this note offering, certain exhibits related to this transaction were filed with this Form 8-K.