Form 10-K
period 2000-12-31
STANDARD PACIFIC CORP /DE/
filed 2001-03-23
CIK 878560

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

  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

  For the transition period from     N/A     to
                                 -----------    ----------
  Commission file number 1-10959

                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0475989
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

                15326 Alton Parkway, Irvine, California, 92618
                   (Address of principal executive offices)

                                (949) 789-1600
             (Registrant's telephone number, including area code)

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   As of March 1, 2001, there were 30,192,157 shares of common stock outstanding. At that date, the aggregate market value of voting stock held by non-affiliates of the registrant was $613,539,000.

Documents incorporated by reference:

   Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


===============================================================================

                            STANDARD PACIFIC CORP.

                                    PART I

ITEM 1. BUSINESS

   We are a leading geographically diversified builder of high quality single-family homes designed to appeal to a broad range of move-up home buyers. We have operations throughout the major metropolitan areas in California, Texas, Arizona and Colorado. In California, we have over 30 years of operating experience and currently sell homes in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura Counties in Southern California, and the San Francisco Bay area in Northern California. We have been building homes in Texas for over 20 years, with established operations in Dallas, Houston and Austin. In August 1998, we entered the Phoenix, Arizona market through the acquisition of an ongoing homebuilding operation and, most recently, in August 2000, we furthered our geographic diversification by entering the Denver, Colorado market through the acquisition of The Writer Corporation. In 2000, approximately 62%, 14%, 20% and 4% of our home deliveries (including unconsolidated joint ventures) were in California, Texas, Arizona and Colorado, respectively.

   In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures, Family Lending Services, SPH Mortgage, WRT Financial and SPH Title. For business segment financial data, see our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

   Standard Pacific Corp. was incorporated in the State of Delaware in 1991. Through our predecessors, we commenced our homebuilding operations in 1966 with a single tract of land in Orange County, California. Our principal executive offices are located at 15326 Alton Parkway, Irvine, California 92618. Unless the context otherwise requires, the terms "we," "us" and "our" refer to Standard Pacific Corp. and its predecessors and subsidiaries.

Strategy

   The main elements of our strategy include:

Focusing on Growth in our Existing Markets

   We continue to focus on growing our California, Texas, Arizona and Colorado homebuilding operations through new community openings, expansion into adjacent markets and new product offerings. In 2000 we opened 55 new communities, a 28 percent increase over new community openings in 1999. We intend to continue this strong pace of new community openings in 2001 with approximately 60 new projects slated to begin selling this year. We have also expanded recently into regions adjacent to our existing markets such as the Inland Empire in Southern California and certain outlying cities in the San Francisco Bay area in Northern California. As part of our focus on expanding our product offerings, we are entering the active adult market in 2001 through the development of a three-project age restricted community in South Orange County. We believe that our strong market presence and reputation for building high quality homes in our existing markets combined with the aging baby boom population will present many opportunities to deliver homes in this growing market segment.

Expanding and Diversifying Geographically through Acquisition

   While the majority of our historical growth has been within our California and Texas markets, we have also diversified geographically during the past few years by expanding into two of the most attractive homebuilding markets in the United States. We entered the Phoenix metropolitan market in 1998 through an acquisition of an ongoing homebuilding operation. In August 2000, we entered the Denver and Fort Collins markets in Colorado through the acquisition of The Writer Corporation, a long-time Colorado builder. Both of these acquisitions included strategic lot inventories as well as experienced management teams. As a result of these acquisitions, as well as continued growth in our Texas markets, we expect that our non-California divisions will represent approximately 50 percent of our unit volume in 2001, compared to just over 20 percent in 1997. Going forward, we plan to continue to pursue acquisitions on an opportunistic basis as a means of expanding and diversifying geographically.

Targeting a Broad Range of Homebuyers in the Attractive Move-up Market

   We focus on construction of single-family homes for use as primary residences by move-up buyers throughout a broad range of products and price points. During fiscal 2000, the sales prices of our homes generally ranged from $125,000 to $1,500,000, a broad market segment in our geographic areas. We believe this diverse product platform enables us to take advantage of additional market opportunities and positions us strategically with product offerings that appeal to a wide range of customers. In 2000, our average home price, including joint ventures, was $362,035, significantly above that of most of our public competitors. As a result of our focus on move-up homes, we also believe we are well positioned to benefit from favorable demographic trends, including the peak earning years of the baby boom population and the strong national economic performance resulting in tremendous wealth creation over the last 10 years.

Maintaining Strong Land Positions, Including the Utilization of Joint Ventures and Strategic Alliances

   We have been operating in California for over 30 years and in Texas for over 20 years, and have established a strong reputation in these markets with many leading land owners. We believe that our long standing relationships give us a competitive edge in securing quality land positions at competitive prices in these markets. We are also continuing to build our reputation in Arizona, where our management team has long-standing local relationships with land owners and others. Our recently acquired Colorado subsidiary, The Writer Corporation, has been building homes in Colorado since 1965 and enjoys a strong reputation in that market. We generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years, and believe based on our current operations and market conditions that our 17,000 owned or controlled building sites at December 31, 2000 will be sufficient for our operations over this period. Increasingly, we make use of joint ventures and strategic alliances as a means of securing land positions, minimizing risk on larger longer-term projects and effectively leveraging our capital base. At December 31, 2000, we controlled approximately 3,000 lots through joint ventures.

Leveraging our Experienced Management Team and Decentralized Operating
Structure

   Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Each division is run by a local manager with an in-depth familiarity with the geographic areas within which the division operates. Land acquisition opportunities are generally first identified by the local division manager with the final decision regarding the land purchase and project development being made in conjunction with our corporate officers. Thereafter, each manager conducts the operations of the division, including project planning, subcontracting and sales and marketing, relatively autonomously. The experience and depth of our management team gives us the ability to evaluate and explore potential new market opportunities and our decentralized operations have proven to be an important element in recruiting and retaining key managers and attracting potential acquisition candidates.

Conservative Operating Strategy and Emphasis on Control of Overhead and Operating Expenses

   Mindful of the cyclical nature of the homebuilding business, we operate conservatively and continuously seek to minimize overhead expenses through the following strategies:

  . We generally purchase entitled land only when we anticipate commencing development or construction on it within a relatively short time period.

  . We customarily acquire unimproved or improved land zoned for residential use which appears suitable generally for the construction of 50 to 200 homes and build, depending on the geographic market, on a lot by lot basis or in increments of 10 to 30 homes.

  . The number of homes built in the first increment of a project is based upon internal market studies. The timing and size of subsequent increments depends to a large extent upon sales rates experienced in the earlier increments with the goal of minimizing the number of completed and unsold homes held in inventory.

  . We seek to maintain a strong balance sheet--our net homebuilding debt to total capitalization ratio was 44.3 percent at December 31, 2000--and to maintain multiple sources of liquidity.

  . We strive to control overhead costs by centralizing key administrative functions and limiting the number of middle level management positions.

  . We seek to minimize our fixed costs by contracting extensively with third parties, such as subcontractors, architects and engineers, to design and build our homes.

   Our emphasis on operating conservatively and controlling overhead is reflected both in our minimal inventory of completed and unsold homes--we had 125 completed and unsold homes at December 31, 2000--and our selling, general and administrative expense rate which is one of the lowest among the leading public homebuilders.

Operations

   We currently build homes in California, Texas, Arizona and Colorado through a total of nine operating divisions, with 151 projects under development and 47 projects held for future development at December 31, 2000.

   Substantially all of our homes in California, Texas and Arizona are single-family detached dwellings, although during the last three years up to approximately 1 percent of our deliveries in these markets have been townhomes generally configured as duplexes. For the year ended December 31, 2000, approximately one-half of The Writer Corporation's deliveries consisted of townhomes. We believe there is a significant opportunity to increase our offering of single-family detached dwellings in the Colorado market.

   Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. They typically range in size from approximately 2,000 to 3,500 square feet and include four to five bedrooms, three or four baths, a living room, kitchen, dining room, family room and a two or three-car garage. We also have built single-family attached and detached homes ranging from 1,100 to over 5,000 square feet. For the years ended December 31, 2000, 1999 and 1998, the average selling prices of our homes, including sales of the unconsolidated joint ventures, were $362,035, $346,749 and $329,972, respectively.

Land Acquisition, Development and Construction

   In considering the purchase of land for the development of a project, we review such factors as:

  . proximity to existing developed areas;

  . the reputation and desirability of the surrounding developed areas;

  . population growth patterns;

  . availability of existing community services, such as water, gas, electricity and sewers;

  . school districts;

  . employment growth rates;

  . the expected absorption rates for new housing;

  . environmental condition of the land;

  . transportation conditions and availability;

  . the estimated costs of development; and

  . the entitlement status of the property.

   Generally, if all requisite governmental agency approvals are not in place for a parcel of land, we enter into a conditional agreement to purchase the parcel, making only a modest deposit. Our general policy is to complete a purchase of land only when we can reasonably project commencement of construction within a relatively short period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and our ability to obtain all requisite approvals from governmental agencies within a given period of time. Our development work on a project includes obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, sewer and drainage systems, recreational facilities and other improvements.

   We customarily acquire unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 200 homes. Construction is then accomplished in smaller sized increments or on a lot by lot basis depending on the geographic market. The number of homes built in the first increment of a project is based upon our internal market studies. The timing and size of subsequent increments depends on the sales rates of earlier increments.

   We typically use both our equity (internally generated funds) and unsecured financing in the form of bank debt, public note offerings and other unsecured debt to fund land acquisitions. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. We also enter into land development joint ventures and option structures with financial partners from time to time. Joint ventures are typically used for projects that have long lead times or require substantial capital investments. Generally, with the exception of purchase money trust deeds, joint ventures, and option structures, project specific financing is not used.

   We essentially function as a general contractor with our supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning and design, and subcontractors are employed to perform all of the physical development and construction work on the project. We do not have long-term contractual commitments with any of our subcontractors, consultants or suppliers of materials. However, because of our market presence and long-term relationships, we have generally been able to obtain sufficient materials and commitments from subcontractors and consultants, even during times of market shortages. These arrangements are generally entered into on a phase-by-phase or project-by-project basis at a fixed price after competitive bidding. We believe that the low fixed labor expense resulting from conducting our operations in this manner has been instrumental in enabling us to retain the necessary flexibility to react to increases or decreases in demand for housing.

   Although the construction time for our homes varies from project to project depending on the time of year, the size of the homes, local labor situations, the governmental approval processes, availability of materials and supplies and other factors, we can typically complete the construction of a home within one of our projects in approximately four to six months.

Joint Ventures

   We enter into land development and homebuilding joint ventures from time to time as a means of managing our risk profile, expanding our market opportunities and leveraging our capital base. Land development joint ventures are typically entered into with other homebuilders and developers as a method of spreading the financial and market risks associated with developing larger projects. Homebuilding joint ventures may involve partnering with existing landowners or other builders as a means of acquiring desirable properties. In both types of joint ventures, third party financing is typically obtained. For the years ended December 31, 2000, 1999 and 1998, we delivered 155, 18 and 40 homes, respectively, through unconsolidated joint ventures and plan on delivering approximately 350 homes from joint ventures in 2001. Our more significant land development and homebuilding joint ventures are described below.

   In 1996, our Orange County division entered into a joint venture to develop and deliver up to approximately 800 homes in Fullerton and Brea, California. During 2000, 1999 and 1998, we delivered 155, 18 and 40 new homes, respectively, from this unconsolidated joint venture. As of December 31, 2000, we had a net investment of approximately $16.9 million, including undistributed earnings of approximately $10.8 million, in this joint venture.

   In 1997, our Northern California division entered into two joint ventures with another homebuilder to develop approximately 700 lots and a championship golf course in Gilroy, California. Fifty percent of these lots will be sold to us at cost for the construction and sale of homes. As of December 31, 2000, we had purchased 130 lots from the land development venture and had a combined net investment in both ventures of approximately $13.6 million.

   During 1997, we entered into a joint venture with Catellus Residential Group, Inc. and an affiliate of Starwood Capital Group L.L.C. to acquire and develop a 3,470-acre master-planned community located in south Orange County (the "Talega Joint Venture"). The Talega Joint Venture plans to develop and deliver in phases finished lots for up to approximately 4,500 attached and detached homes, develop a championship golf course, and develop certain community amenities and commercial and industrial components. As a one-third participant in this long-term project, we may be required to invest up to $20 million in the project and have received rights of first offer entitling us to purchase at fair market value up to 1,000 finished lots from the joint venture for construction and sale of homes by us. As of December 31, 2000, we did not have a net investment in this joint venture. Through January 31, 2001 we had purchased 323 lots from the joint venture (excluding lots purchased in connection with the Talega Village Joint Venture noted below).

   In 1998, we entered into a joint venture with Centex Homes to develop approximately 700 lots in Riverside County, California. Our Southern California Inland Empire division will purchase approximately half of these lots at cost for the construction and sale of homes and sales of lots to other builders. As of December 31, 2000, we had purchased 225 lots from the venture and had a net investment of approximately $13.0 million.

   In 1999, we entered into a joint venture with Catellus Residential Group, Inc. to acquire and develop an age-qualified community within the Talega master-planned community in San Clemente, California (the "Talega Village Joint Venture"). The Talega Village Joint Venture plans to develop and deliver up to approximately 275 homes with sales scheduled to begin in the second quarter of 2001. This community will feature three separate product types with its own resident recreation center that will contain various recreational amenities. Additionally, this project is adjacent to a portion of the championship golf course within the Talega master-planned community. As of December 31, 2000, we had a net investment of approximately $8.9 million in this joint venture.

   Our Orange County division is a participant in a homebuilding joint venture located in the San Gabriel Valley area of Southern California. This joint venture is scheduled to construct and deliver in excess of 300 homes. Development commenced in late 2000 and first home deliveries are planned for early to mid 2002. As of December 31, 2000, our net investment in this joint venture totaled approximately $14.1 million.

   In July 2000, our Northern California division entered into a joint venture with Catellus Residential Group, Inc. and a local real estate developer to construct an 82 unit condominium complex in the City of San Francisco. Construction of this project is underway and sales of units are currently scheduled to begin in the second quarter of 2001 with first home deliveries planned for the second half of 2001. As of December 31, 2000, our net investment in this joint venture totaled approximately $12.4 million.

   In December 2000, our Northern California division entered into a joint venture with another homebuilder to develop and deliver up to approximately 180 homes in Concord, California. Development is scheduled to commence in early 2001 with the first home deliveries planned for late 2001 or early 2002. As of December 31, 2000, our net investment in this joint venture was approximately $1 million.

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

   Our homes are typically sold during or prior to construction using sales contracts which are usually accompanied by a cash deposit, although some of our homes are sold after completion of construction. For a limited time, purchasers are typically permitted to cancel these contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met. Sales are recorded after construction is completed, we receive payment of the purchase price and title passes.

   During each of the years ended December 31, 2000, 1999 and 1998, we experienced cancellation rates of 23 percent, 24 percent and 25 percent, respectively. Although cancellations can delay the delivery of homes, they have not, during the last few years, had a material negative impact on sales, operations or liquidity. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. At December 31, 2000, 1999 and 1998, we had an inventory of completed and unsold homes of 125, 167 and 136, respectively.

Financial Services

 Customer Financing

   We offer mortgage financing to our homebuyers in all of the markets in which we operate. Family Lending Services, Inc. offers mortgage financing in our California markets and is a wholly owned subsidiary. SPH Mortgage and WRT Financial are joint ventures with financial institution partners. SPH Mortgage offers mortgage financing to our Arizona and Texas homebuyers and WRT Financial offers mortgage financing to our Colorado homebuyers.

   The principal sources of revenues for these mortgage banking operations are fees generated from loan originations, net gains on the sale of loans, and interest income earned on loans during the period they are held prior to sale. In addition to being a source of revenues, these mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of financing staffed by a team of professionals experienced in the new home purchase process and Standard Pacific's sales and escrow procedures.

   Family Lending sells the loans it originates in the secondary mortgage market, generally on a non-recourse basis with servicing rights released. It typically finances its loans held for sale with borrowings under its warehousing line of credit (secured by the loans and, in some circumstances, certain servicing rights) with a third party lender. SPH Mortgage and WRT Financial generally sell the loans they originate, on a non-recourse basis and with servicing rights released, to their respective financial institution partners.

   SPH Mortgage, WRT Financial and, to a lesser extent, Family Lending manage interest rate risk with respect to loan commitments and loans held for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors (in the case of SPH Mortgage and WRT Financial, typically from their financial institution partners) to purchase mortgage loans concurrently with extending interest rate locks to loan applicants. SPH Mortgage, WRT Financial and Family Lending presold approximately 100, 100 and 63 percent, respectively, of their total mortgage loans originated during the year ended December 31, 2000.

   To enhance potential returns on the sale of mortgage loans, Family Lending also originates a portion of its mortgage loans on a non-presold basis. To hedge its interest rate risk associated with extending interest rate commitments to customers prior to selling loans to investors and holding closed loans following funding, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this fashion are typically held by Family Lending and financed under its mortgage warehouse credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy should assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans originated in this manner if not hedged properly. (See "Management's Discussion and Analysis--Quantitative and Qualitative Disclosures About Market Risk" for further discussion of selling mortgage loans on a non-presold basis).

 Title Services

   In Texas, we act as a title insurance agent and offer title examination services to our Texas homebuyers through our subsidiary, SPH Title, Inc. We assume no underwriting risk associated with these title policies.

Certain Factors Affecting our Operations

   Set forth below are certain matters that may affect us.

Economic Conditions and Interest Rates Affect Our Industry

   The homebuilding industry is highly cyclical. Changes in world, national and local economic conditions affect our business and markets. In particular, declines in consumer confidence or employment levels in our markets or in stock market valuations may adversely affect the demand for homes and could in turn reduce our sales and earnings.

   Our customers typically finance their home purchase through lenders providing mortgage financing. Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs, or the decreased availability of financing, to potential homebuyers. Even if some potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could reduce our sales and earnings.

Additional Capital May Not Be Available If Needed

   Our operations require significant amounts of cash, and, while we have no current need for additional funds, we may be required to seek additional capital, whether from sales of equity or by borrowing more money, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. If additional funds are raised through the issuance of stock, dilution to stockholders will result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. Moreover, the indentures for our outstanding public notes and revolving credit facility contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and earnings and adversely impact our financial position.

We Depend on the California Market

   Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California. Demand for new homes, and in some instances home prices, have declined from time to time in California particularly as a result of weak economic conditions. We cannot be certain that the economic climate experienced in California in 2000 will continue. If the demand for new homes or if home prices decline in one or more of the markets in which we operate, our earnings may be harmed.

   In recent months, California has experienced state-wide electrical power shortages. These power shortages have resulted in, among other things, rolling blackouts and higher energy prices. Rolling blackouts may continue or worsen into more frequent blackouts or blackouts of longer duration. Higher wholesale electrical power prices have also reportedly threatened the solvency of two of the state's larger utility companies. Continued power shortages and increased prices, as well as the financial insolvency of one or more utility companies, could negatively impact California's economy and in the longer-term cause some businesses to leave California. This could adversely impact the demand for our homes and reduce our sales and earnings.

Risk of Slow or Anti-Growth Initiatives

   Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various "slow growth" or "no growth" initiatives and other ballot measures which could negatively impact the availability of land and building opportunities within those localities. In Arizona and Colorado, state-wide initiatives designed to restrict the areas in which new housing could be built were on the ballot in November 2000, but did not pass. Approval of similar or other slow or no growth measures would reduce our ability to build and sell homes in the affected markets and create additional costs and administration requirements, which in turn could harm our future sales and earnings.

Possible Shortage of Land for Purchase and Development; Inventory Risks

   Our success in developing, building and selling homes depends in part upon the continued availability of suitable undeveloped land at acceptable prices. The availability of undeveloped land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. Should suitable land opportunities become less available, it could limit our ability to develop new communities, increase land costs and negatively impact our sales and earnings.

   In addition, the risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to write-down land holdings, sell homes at a loss and/or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

Our Industry is Highly Competitive

   The homebuilding industry is highly competitive and fragmented. We compete with numerous other residential construction firms, including large national and regional firms, for customers, undeveloped land, financing, raw materials and skilled labor. We compete for customers primarily on the basis of the location, design, quality and price of our homes and the availability of mortgage financing. Some of our competitors have substantially larger operations and greater financial resources than we do, and as a result may have lower costs of capital, labor and materials than us, and may be able to compete more effectively for land acquisition opportunities. We also compete with the resale of existing homes and rental homes. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably. Our mortgage lending operations are subject to intense competition from other mortgage lenders, many of which are substantially larger and may have a lower cost of funds or effective overhead burden than our lending operations.

Risk of Material and Labor Shortages

   The residential construction industry has from time to time experienced serious material and labor shortages, including shortages in insulation, drywall, cement and lumber. These labor and material shortages can be more severe during periods of strong demand for housing. Some of these materials, including lumber, cement and drywall in particular, have experienced volatile price swings. Similar shortages and price increases in the future could cause delays in and increase our costs of home construction which in turn would harm our operating results.

We Are Subject to Extensive Government Regulation

   Our homebuilding operations are subject to environmental, building, worker health and safety, zoning and real estate regulations by various federal, state and local authorities. These regulations, which affect all aspects of the homebuilding process, including development, design, construction and sales, can substantially delay or increase the costs of homebuilding activities. In addition, regulations, such as those governing environmental and health matters, may prohibit or severely restrict homebuilding activity in environmentally sensitive regions.

   New housing developments, particularly in California where a significant portion of our business is conducted, may be subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales.

   During the development process, we must obtain the approval of numerous governmental authorities which regulate matters such as:

  . permitted land uses, levels of density and architectural designs;

  . the installation of utility services, such as water and waste disposal;
    and

  . the dedication of acreage for open space, parks, schools and other community services.

   The approval process can be lengthy and cause significant delays in the development process. In addition, changes in local circumstances or laws may require additional approvals or modifications to approvals previously obtained, which can result in further delays. Delays in the development process can cause substantial increases to development costs, which in turn could harm our operating results. There can be no assurance that we will be successful in securing approvals for all of the land we currently control.

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

Risk of Adverse Weather Conditions and Natural Disasters

   We are subject to the risks associated with adverse weather conditions and natural disasters which occur in our markets, including:

  . unusually heavy or prolonged precipitation;

  . earthquakes;

  . fires;

  . floods; and

  . landslides.

   These conditions can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and unsold homes. In addition, California has periodically experienced drought conditions which result in water conservation measures and sometimes rationing by municipalities in which we do business. Restrictions by governmental agencies on construction activity as a result of limited water supplies could harm our operating results.

We are Subject to Product Liability and Warranty Claims Arising in the Ordinary Course of Business

   As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us and name us as an additional insured for liabilities arising from their work, there can be no assurance that these indemnities and insurance rights will be adequate to cover all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, at certain times in past years the coverage offered by and availability of product liability insurance for construction defects has been limited, and there can be no assurance that adequate insurance at acceptable prices will continue to be available.

We Need to Integrate our Recently Acquired Subsidiary, The Writer Corporation

   If we are not able to effectively integrate the operations, technology and personnel of The Writer Corporation in a timely and efficient manner, then we will not realize the benefits we expect from the merger. In particular, if the integration is not successful:

  . our costs may be higher relative to our revenues than they were before the merger;

  . the combined company may lose key personnel; and

  . we may not be able to retain or expand The Writer Corporation's market position.

   Integrating the operations of The Writer Corporation may be difficult, time consuming and costly. Among the challenges involved in this integration are demonstrating to our customers and business partners that the merger will not result in an adverse change in product quality, customer service standards or business focus, training personnel in new operating procedures and implementing a new data processing system. In addition, The Writer Corporation is engaged in locations in which we have not previously had operations, and therefore to successfully integrate the operations, we will need to retain management, key employees, and business partners of The Writer Corporation. The attention and effort devoted to the integration may also significantly divert our management's attention from other important issues.

Our Significant Amount of Debt Could Harm our Financial Health

   We currently have a significant amount of debt. As of December 31, 2000, our total consolidated indebtedness was $424.4 million (excluding indebtedness relating to our mortgage banking operations and trade payables). In addition, subject to the restrictions in our revolving credit facility and public notes indentures, we may incur additional indebtedness in the future. Our indebtedness could have important consequences such as:

  . requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt;

  . limiting our ability to obtain future financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

  . making us more vulnerable to general adverse economic and industry conditions;

  . limiting our flexibility in planning for, or reacting to, changes in our business and the homebuilding industry; and

  . putting us at a disadvantage compared to competitors who have less debt.

We Are Dependent on the Performance of our Senior Management

   Our success is dependent upon the management and the leadership skills of members of our senior management. The loss of any of these individuals or an inability to attract, retain and maintain additional qualified personnel could adversely affect us. There can be no assurance that we will be able to retain our existing senior management personnel or attract additional qualified personnel.

Employees

   At December 31, 2000, we had approximately 949 employees. None of our employees are covered by collective bargaining agreements.

   During the past five years, we have not directly experienced a work stoppage in our operations caused by labor disputes with our employees. However, construction of homes in our projects has, from time to time, been delayed due to strikes by certain construction unions against subcontractors retained by us or suppliers of materials used in the construction of our homes. Such delays have not had a significant adverse effect on our operations.

   We believe that our relations with our employees and subcontractors are satisfactory.

ITEM 2. PROPERTIES

   In addition to real estate held for development and sale, we lease office facilities for our corporate, real estate and financing operations. The following table summarizes our principal leased facilities at December 31, 2000 (except as otherwise indicated in footnote 4 below):

                                                       Square Feet of   Lease
   Location                                             Floor Space   Expiration
   --------                                            -------------- ----------
   Costa Mesa, CA (1).................................     52,181        2002
   Irvine, CA (2).....................................     32,621        2010
   Newport Beach, CA (3)..............................      9,312        2005
   Pleasanton, CA.....................................      8,488        2002
   Campbell, CA (4)...................................      8,840        2005
   Westlake Village, CA...............................      6,277        2002
   Carlsbad, CA.......................................     10,203        2006
   San Diego, CA (5)..................................      8,012        2002
   Temecula, CA.......................................      4,711        2001
   Scottsdale, AZ.....................................     12,731        2006
   Irving, TX.........................................      8,666     2002-2004
   Austin, TX.........................................      4,184        2002
   Houston, TX........................................      8,585        2004
   Englewood, CO......................................     13,928        2004
   Loveland, CO ......................................      2,594        2004

--------
(1) We have subleased this facility to two unrelated third parties through the end of the lease term.
(2) This facility serves as our corporate and Orange County divisional offices.
(3) This facility is used for Family Lending's offices.
(4) The South Bay office of our Northern California division moved into this facility in February 2001. The lease for its previous facility expired at this time.
(5) We have subleased this facility to an unrelated third party through the end of the lease term.

   We believe that all of our properties are currently satisfactory for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

   Various claims and actions which we consider normal to our business have been asserted and are pending against us. We do not believe that such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF THE COMPANY

   Our executive officers' ages, positions, and brief accounts of their business experience as of March 1, 2001, are set forth below.

                 Name                 Age                Position
                 ----                 ---                --------
 Arthur E. Svendsen.................. 77  Chairman of the Board
 Stephen J. Scarborough.............. 52  President and Chief Executive
                                          Officer; Director
 Michael C. Cortney.................. 53  Executive Vice President; Director
 Andrew H. Parnes.................... 42  Senior Vice President--Finance,
                                          Treasurer and Chief Financial Officer
 Clay A. Halvorsen................... 41  Senior Vice President, General
                                          Counsel and Secretary
 Jari L. Kartozian................... 42  Vice President

   Arthur E. Svendsen has served as the Chairman of the Board since 1961. Mr. Svendsen served as Chief Executive Officer from 1961 until December 1999.

   Stephen J. Scarborough has served as Chief Executive Officer since January 2000 and as President since October 1996. Mr. Scarborough has been a Director since 1996. From January 1996 until October 1996, Mr. Scarborough served as Executive Vice President. Prior to this and since 1981, Mr. Scarborough was President of our Orange County, California homebuilding division.

   Michael C. Cortney has served as Executive Vice President since January 2000 and was appointed to the Board of Directors in May 2000. Mr. Cortney served as Senior Vice President from January 1998 until December 1999. From 1985 until August 2000, Mr. Cortney also served as the President of our Northern California homebuilding division.

   Andrew H. Parnes has served as Senior Vice President--Finance since January 2001 and as Vice President--Finance prior to this and since January 1997. In addition, he has served as our Chief Financial Officer since July 1996 and as our Treasurer since January 1991. From December 1989 until July 1996, Mr. Parnes served as our Controller.

   Clay A. Halvorsen has served as Senior Vice President, General Counsel and Secretary since January 2001 and as Vice President, General Counsel and Secretary prior to this and since January 1998. Prior to joining Standard Pacific, Mr. Halvorsen was a partner in the law firm of Gibson, Dunn & Crutcher LLP.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our shares of common stock are listed on the New York Stock Exchange and Pacific Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape and the amount of common dividends paid.

                                              Year Ended December 31,
                                    --------------------------------------------
                                            2000                   1999
                                    --------------------- ----------------------
   Quarter Ended                     High   Low  Dividend  High   Low   Dividend
   -------------                    ------ ----- -------- ------ ------ --------
   March 31........................ $11.25 $8.94   $.08   $15.19 $11.63   $.05
   June 30.........................  11.81  9.31    .08    15.00  12.13    .05
   September 30....................  18.25 10.06    .08    14.13  10.00    .05
   December 31.....................  27.38 15.50    .08    12.94   8.88    .05

   As of March 1, 2001, the number of record holders of common stock was 1,237.

ITEM 6. SELECTED FINANCIAL DATA

                                         Year Ended December 31,
                          --------------------------------------------------------
                             2000       1999        1998        1997       1996
                          ---------- ----------  ----------  ---------- ----------
                             (Dollars in thousands, except per share amounts)
Revenues:
 Homebuilding...........  $1,317,995 $1,198,831  $  759,612  $  584,571 $  399,863
 Financial Services.....       3,410      2,257       1,403         171        --
                          ---------- ----------  ----------  ---------- ----------
  Total revenues........  $1,321,405 $1,201,088  $  761,015  $  584,742 $  399,863
                          ========== ==========  ==========  ========== ==========
Pretax Income:
 Homebuilding...........  $  165,973 $  114,058  $   81,319  $   40,937 $   12,948
 Financial Services.....         174          5        (425)        109        --
                          ---------- ----------  ----------  ---------- ----------
  Pretax income from
   continuing operations
   before extraordinary
   charge...............   $ 166,147  $ 114,063  $   80,894  $   41,046 $   12,948
                          ========== ==========  ==========  ========== ==========
Income from continuing
 operations before
 extraordinary charge...   $ 100,142   $ 67,571    $ 47,404    $ 23,976    $ 7,751
Income (loss) from
 discontinued
 operations, net of
 income taxes...........         --        (159)       (199)         48        642
Gain on disposal of
 discontinued
 operations, net of
 income taxes...........         --         618         --        3,302        --
Extraordinary charge
 from early
 extinguishment of debt,
 net of income taxes....         --         --       (1,328)        --         --
                          ---------- ----------  ----------  ---------- ----------
Net income..............  $  100,142 $   68,030  $   45,877  $   27,326 $    8,393
                          ========== ==========  ==========  ========== ==========
Basic Net Income Per
 Share:
 Income per share from
  continuing
  operations............  $     3.43 $     2.28  $     1.59  $     0.82 $     0.26
 Income (loss) per share
  from discontinued
  operations............         --       (0.01)      (0.01)        --        0.02
 Gain per share on
  disposal of
  discontinued
  operations............         --        0.02         --         0.11        --
 Extraordinary charge
  per share from early
  extinguishment of
  debt..................         --         --        (0.04)        --         --
                          ---------- ----------  ----------  ---------- ----------
 Net income per share...  $     3.43 $     2.29  $     1.54  $     0.93 $     0.28
                          ========== ==========  ==========  ========== ==========
 Weighted average common
  shares outstanding....  29,236,125 29,597,669  29,714,431  29,504,477 30,000,492
                          ========== ==========  ==========  ========== ==========
Diluted Net Income Per
 Share:
 Income per share from
  continuing
  operations............  $     3.39 $     2.27  $     1.58  $     0.81 $     0.26
 Income (loss) per share
  from discontinued
  operations............         --       (0.01)      (0.01)        --        0.02
 Gain per share on
  disposal of
  discontinued
  operations............         --        0.02         --         0.11        --
 Extraordinary charge
  per share from early
  extinguishment of
  debt..................         --         --        (0.04)        --         --
                          ---------- ----------  ----------  ---------- ----------
 Net income per share...  $     3.39 $     2.28  $     1.53  $     0.92 $     0.28
                          ========== ==========  ==========  ========== ==========
 Weighted average common
  and diluted shares
  outstanding...........  29,562,230 29,795,263  30,050,078  29,807,702 30,011,595
                          ========== ==========  ==========  ========== ==========
Stockholders' equity per
 share..................  $    16.17 $    13.07  $    10.96  $     9.58 $     8.79
Cash dividends declared
 per share..............  $     0.32 $     0.20  $     0.17  $     0.14 $     0.12
Total assets............  $1,118,786 $  829,968  $  866,362  $  547,665 $  449,114
Long-term debt--
 continuing operations..  $  424,351 $  321,847  $  404,806  $  194,305 $   80,000
Stockholders' equity....  $  486,230 $  381,885  $  324,679  $  283,778 $  260,389

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

                        Selected Financial Information

                                                Year Ended December 31,
                                             --------------------------------
                                                2000        1999       1998
                                             ----------  ----------  --------
                                                 (Dollars in thousands)
Homebuilding:
  Revenues.................................. $1,317,995  $1,198,831  $759,612
  Cost of sales.............................  1,057,827     986,793   618,448
                                             ----------  ----------  --------
    Gross margin............................    260,168     212,038   141,164
                                             ----------  ----------  --------
    Gross margin percentage.................       19.7%       17.7%     18.6%
                                             ----------  ----------  --------
  Selling, general and administrative
   expenses.................................    105,141      99,971    61,691
  Income from unconsolidated joint
   ventures.................................     16,478       6,201     4,158
  Interest expense..........................      3,599       1,519     1,168
  Amortization of excess of cost over net
   assets acquired..........................      2,100       1,979     1,312
  Other income (expense)....................        167        (712)      168
                                             ----------  ----------  --------
    Homebuilding pretax income..............    165,973     114,058    81,319
                                             ----------  ----------  --------
Financial Services:
  Revenues..................................      3,410       2,257     1,403
  Expenses..................................      4,265       3,140     1,828
  Income from unconsolidated joint
   ventures.................................        718         783       --
  Other income..............................        311         105       --
                                             ----------  ----------  --------
    Financial services pretax income
     (loss).................................        174           5      (425)
                                             ----------  ----------  --------
Income from continuing operations before
 income taxes and extraordinary charge...... $  166,147  $  114,063  $ 80,894
                                             ==========  ==========  ========

                                Operating Data

                                                Year Ended December 31,
                                             --------------------------------
                                                2000        1999       1998
                                             ----------  ----------  --------
New homes delivered:
  Southern California.......................      1,367       1,173     1,119
  Northern California.......................        865       1,020       516
                                             ----------  ----------  --------
    Total California........................      2,232       2,193     1,635
                                             ----------  ----------  --------
  Texas.....................................        546         459       465
  Arizona...................................        797         802       188
  Colorado..................................        141         --        --
                                             ----------  ----------  --------
  Consolidated total........................      3,716       3,454     2,288
  Unconsolidated joint ventures (Southern
   California)..............................        155          18        40
                                             ----------  ----------  --------
    Total...................................      3,871       3,472     2,328
                                             ==========  ==========  ========
Average selling price:
  California deliveries (excluding joint
   ventures)................................ $  443,371  $  436,285  $381,534
  Texas deliveries.......................... $  287,221  $  239,930  $215,458
  Arizona deliveries........................ $  164,207  $  159,958  $161,649
  Colorado deliveries....................... $  271,909  $      --   $    --
  Consolidated deliveries (excluding joint
   ventures)................................ $  354,047  $  346,030  $329,714
  Unconsolidated joint venture deliveries
   (Southern California).................... $  553,550  $  484,650  $344,678

                                                     Year Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    -------- -------- --------
Net new orders:
  Southern California..............................    1,439    1,138    1,226
  Northern California..............................      967      946      612
                                                    -------- -------- --------
    Total California...............................    2,406    2,084    1,838
                                                    -------- -------- --------
  Texas............................................      661      466      466
  Arizona..........................................      887      761      165
  Colorado.........................................      140      --       --
                                                    -------- -------- --------
  Consolidated total...............................    4,094    3,311    2,469
  Unconsolidated joint ventures (Southern
   California).....................................      156       64       13
                                                    -------- -------- --------
    Total..........................................    4,250    3,375    2,482
                                                    ======== ======== ========
Average selling communities during the year:
  Southern California..............................       21       21       17
  Northern California..............................       13       15       11
  Texas............................................       26       18       18
  Arizona..........................................       15       11        9
  Colorado.........................................        5      --       --
  Unconsolidated joint ventures (Southern
   California).....................................        3        1        2
                                                    -------- -------- --------
    Total..........................................       83       66       57
                                                    ======== ======== ========
                                                         At December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    -------- -------- --------
Backlog (in units):
  Southern California..............................      414      342      377
  Northern California..............................      275      173      247
                                                    -------- -------- --------
    Total California...............................      689      515      624
                                                    -------- -------- --------
  Texas............................................      241      126      119
  Arizona..........................................      417      327      368
  Colorado.........................................      148      --       --
                                                    -------- -------- --------
  Consolidated total...............................    1,495      968    1,111
  Unconsolidated joint ventures (Southern
   California).....................................       47       46      --
                                                    -------- -------- --------
    Total..........................................    1,542    1,014    1,111
                                                    ======== ======== ========
Backlog at year end (estimated dollar value in
 thousands)........................................ $542,693 $326,101 $359,959
                                                    ======== ======== ========
Building sites owned or controlled:
  California.......................................    8,845    8,360    8,587
  Texas............................................    2,650    2,427    2,298
  Arizona..........................................    3,380    3,956    2,984
  Colorado.........................................    2,238      --       --
                                                    -------- -------- --------
    Total..........................................   17,113   14,743   13,869
                                                    ======== ======== ========
Completed and unsold homes.........................      125      167      136
                                                    ======== ======== ========
Homes under construction...........................    1,946    1,455    1,491
                                                    ======== ======== ========

Fiscal Year 2000 Compared to Fiscal Year 1999

   Income from continuing operations for the year ended December 31, 2000 increased 48 percent to a record $100.1 million, or $3.39 per diluted share, compared to $67.6 million, or $2.27 per diluted share, in 1999. The improved operating performance primarily reflects our position as one of the leading builders in the strong California housing market coupled with earnings gains in Arizona and Texas. Net income including discontinued operations increased 47 percent to $100.1 million, or $3.39 per diluted share, for the year ended December 31, 2000, compared to $68.0 million, or $2.28 per diluted share, in 1999. The discontinued operations reflect our former savings and loan subsidiary, which was sold in May 1999 for an after tax gain of $618,000, or $0.02 per diluted share. (See "--Discontinued Operations" for further discussion of the discontinued operating segment.)

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2000 increased 35 percent to $197.9 million compared to $147.0 million in 1999.

   On August 25, 2000, we acquired The Writer Corporation, a publicly traded Denver-based homebuilder ("Writer"), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26 million (excluding transaction costs), plus the assumption of approximately $37.5 million of indebtedness. The acquisition consideration was paid in a combination of cash, totaling approximately $10.2 million, and 1,159,398 shares of Standard Pacific common stock. The cash component of the acquisition was financed under our unsecured revolving credit facility. With this acquisition, we purchased or assumed the rights to acquire approximately 2,000 single-family lots located in the Denver and Fort Collins areas, which included 11 active subdivisions at the close of the transaction. In addition, we acquired a backlog of 149 pre-sold homes and retained Writer's management team and staff.

 Homebuilding

   Homebuilding pretax income was up 46 percent to $166.0 million for the year ended December 31, 2000, compared to $114.1 million in the prior year. The higher level of income was primarily attributable to a 200 basis point improvement in the homebuilding gross margin percentage, a 10 percent rise in homebuilding revenues and a $10.3 million increase in joint venture income.

   Homebuilding revenues for the year ended December 31, 2000 reached a record $1.32 billion, a 10 percent increase over the $1.20 billion level achieved in 1999. The higher revenue total was due to an 8 percent increase in deliveries to 3,716 new homes (exclusive of joint ventures) and a 2 percent increase in the average home selling price to $354,000. In California we delivered 2,387 new homes in 2000 compared to 2,211 in the prior year, an 8 percent increase. Deliveries were up 28 percent in Southern California, but were down 15 percent in Northern California due primarily to a 13 percent decline in the number of active selling communities during the year. Deliveries in Texas were up 19 percent to 546 new homes, while deliveries in Arizona totaled 797 new homes and were in line with the prior year level. Our new Colorado division delivered 141 new homes from the date of acquisition (August 25, 2000) through December 31, 2000.

   The average home price in California was up 2 percent to $443,000, reflecting general price appreciation offset in part by a change in product mix to lower priced homes. In Texas, the average home price was up 20 percent to $287,000 reflecting the delivery of larger, more expensive homes and, to a lesser degree, general price appreciation experienced in the Austin market. The average home price in Arizona was up 3 percent from the prior year to $164,000 due primarily to changing product mix. The average selling price in Colorado during 2000 was $272,000. We anticipate that the consolidated average home price will increase approximately 10 percent for the 2001 first quarter compared to the same period in 2000, and be modestly lower for the full year 2001 compared to 2000 due to the delivery of more homes in Texas, Arizona and Colorado.

   The homebuilding gross margin percentage for the year was up 200 basis points to 19.7 percent compared to 17.7 percent in 1999. The significant increase in the gross margin percentage was driven principally by a jump in California margins. Home prices in California continued to climb due to strong housing demand while labor and material costs were relatively stable during 2000. Texas and Arizona gross margins were up modestly over the prior year level while gross margins in Colorado were below the consolidated average due to the effects of purchase accounting adjustments recorded in connection with the Writer acquisition.

   Selling, general and administrative expenses were 8.0 percent of homebuilding revenues, down from 8.3 percent in the previous year. The decline in S,G&A expenses as a percentage of homebuilding revenues was primarily the result of a higher revenue base during 2000 and the fixed nature of certain general and administrative expenses which was offset in part by costs associated with opening more new communities during 2000 than in 1999.

   Income from unconsolidated joint ventures in 2000 was generated from the delivery of 155 homes from our three-project joint venture in Fullerton, California in Orange County and a $5.1 million gain on the sale of an adjacent parcel of land. We are expecting this venture to deliver approximately 35 homes in the first quarter of 2001 and approximately 200 homes for the full 2001 year. We expect to commence selling activities in the second quarter of 2001 at our first active adult development, a 275 home, three-project joint venture in the Talega master planned community in San Clemente, California. Deliveries are expected to begin in the second half of 2001 and could total approximately 125 homes for fiscal 2001. In addition, we expect to begin delivering homes in the 2001 third quarter from an 82 home joint venture in the City of San Francisco. Deliveries from this venture could total 35 new homes in 2001. Additional land sales from the Talega land development joint venture are also planned for 2001.

   Amortization of excess of cost over net assets acquired for 2000 reflects a slight increase over the prior year as it includes approximately four months of amortization related to the Colorado acquisition which closed during the 2000 third quarter.

   Net new orders for 2000 were up 26 percent over the prior year to a record 4,250 new homes on a 26 percent increase in average community count. Orders were up 33 percent in Southern California on a 9 percent increase in community count, up 2 percent in Northern California on a 13 percent decline in community count, up 42 percent in Texas on a 44 percent increase in community count and up 17 percent in Arizona on a 36 percent higher community count. Net new orders in Colorado totaled 140 homes for the period from the closing of the Colorado acquisition on August 25, 2000 through December 31, 2000. The strong order levels during the year contributed to an increase in our year end backlog to 1,542 presold homes with an estimated sales value of $543 million, up 66 percent from the backlog value at December 31, 1999.

   For the year ended December 31, 2000, we opened 55 new communities, versus 43 in 1999. For fiscal 2001, we currently anticipate opening approximately 60 new communities, of which approximately 37 are expected to be located in California, 5 in Texas, 9 in Arizona and 9 in Colorado. During 2001 we expect the number of active selling communities to fluctuate between 90 and 120 subdivisions, versus 71 and 92 for 2000. The average community count for 2001 is expected to be up approximately 25 to 30 percent over the 2000 average community count level.

 Financial Services

   Revenues from our financial services subsidiary increased 51 percent over the prior year. The higher revenue total was driven by a 74 percent increase in the dollar volume of loans sold during the year. The increase in loan volume is due to higher capture rates achieved by our subsidiary as it expanded its operations to include substantially all of our new communities in California and, to a lesser extent, from higher new home sales. The higher rate of increase in loan sales relative to revenues primarily reflects the extremely competitive mortgage lending market during much of 2000 which resulted in lower yields on loan sales. In addition, 1999 revenues reflect a one-time gain that was recognized from the pay-off of a commercial loan. The rise in operating expenses in 2000 compared to 1999 reflects the growth of our mortgage banking operations in California.

   The financial services joint venture income reflects the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas with Wells Fargo Home Mortgage, and WRT Financial, our mortgage banking joint venture in Colorado.

   Other financial services income represents earnings from our title insurance operation in Texas, which began serving as a title insurance agent and offering title examination services in September 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

   Income from continuing operations before an extraordinary charge for the year ended December 31, 1999 increased 43 percent to $67.6 million, or $2.27 per diluted share compared to $47.4 million, or $1.58 per diluted share, in 1998. The improved operating performance primarily reflects the strong California housing market conditions in 1999 and improved operating results in Dallas and Austin. In addition, 1999 reflects a full year of operations from our Arizona division, which we acquired in August 1998.

   Net income including discontinued operations and the extraordinary charge for the year ended December 31, 1999 increased 48 percent to $68.0 million, or $2.28 per diluted share, compared to $45.9 million, or $1.53 per diluted share, in 1998. The discontinued operations reflect our former savings and loan subsidiary. The 1998 extraordinary charge represents an after tax loss of $1.3 million, or $0.04 per diluted share, recognized in connection with the early extinguishment of approximately $39 million of our 10 1/2% Senior Notes. (See "--Discontinued Operations" for further discussion of the discontinued operating segment.)

   EBITDA for 1999 increased 33 percent to $147.0 million compared to $110.8 million in 1998.

 Homebuilding

   Homebuilding revenues for the year ended December 31, 1999 surpassed the $1 billion level for the first time, increasing 58 percent to $1.20 billion from $759.6 million in 1998. The higher revenue total was due to a 51 percent increase in deliveries (exclusive of joint ventures) to 3,454 new homes, coupled with a 5 percent increase in the average home selling price to $346,000. In California we delivered 2,211 new homes, up 32 percent over 1998, with our Northern and Southern California operations both topping 1,000 deliveries for the first time. Northern California deliveries were up 98 percent over 1998 due, in part, to a 36 percent increase in new communities, many of which were acquired in connection with our 1997 acquisition of Duc Development Company. In Southern California, deliveries were up 5 percent on a 16 percent higher community count. Southern California revenues rose 34 percent over 1998 levels, due to the increase in deliveries and a 28 percent higher average home selling price of $475,000. Our Arizona division delivered 802 new homes in its first full year of operations compared to 188 homes delivered in the last four months of 1998. Overall, Texas deliveries were in line with 1998 results.

   The average home price in California increased 14 percent to $436,000. The higher home price reflects both the delivery of larger, more expensive homes, particularly in Southern California, and general price appreciation from the strong housing demand in the state during the year. In Texas, the average home price was up 11 percent to $240,000 reflecting a greater distribution of deliveries from our Dallas and Austin operations. The average home price of $160,000 in Arizona remained relatively consistent with the 1998 average price.

   The gross margin percentage for 1999 was down 90 basis points to 17.7 percent compared to 18.6 percent in 1998. The decline in the gross margin percentage was primarily attributable to higher land and labor costs in California which was a result of the state's strong housing market and, to a lesser degree, increased deliveries in Arizona and Texas where margins are typically lower than in California.

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

   Income generated from unconsolidated joint ventures in 1999 totaled $6.2 million compared to $4.2 million in 1998. The 1999 income primarily reflects lot sales from our Talega land development joint venture in south

Orange County with Catellus and Starwood Capital. In addition, during the 1999 fourth quarter we began delivery of homes from our joint venture in Fullerton, California. The venture delivered 18 of a planned 390 new homes from three different projects.

   Amortization of excess of cost over net assets acquired for 1999 reflects full year charges for both the 1997 Northern California acquisition, as well as the 1998 Arizona acquisition. The amortization for 1998 reflects only four months of amortization for the Arizona acquisition.

   Net new orders for 1999 were up 36 percent over 1998 orders to 3,375 new homes on a 16 percent increase in average community count. Orders were up 55 percent in Northern California on a 36 percent increase in community count, while orders declined 3 percent in Southern California on a 16 percent increase in community count. The decline in Southern California orders was attributable, in large part, to a shift to higher priced homes which generally sell at a lower sales rate than less expensive homes. However, net new orders in Southern California were up 69 percent in the 1999 fourth quarter on a 56 percent increase in active selling communities. In Texas, orders were in line with the 1998 total on an unchanged community count. Orders in Dallas were up 22 percent on a 27 percent higher community count, while orders in Houston were down 42 percent on a 29 percent lower community count. Arizona generated 761 orders in its first full year of operations versus 165 net new orders for the last four months of 1998.

 Financial Services

   Revenues from our financial services subsidiary during 1999 increased 61 percent over fiscal 1998 levels due to an increase in the number of mortgage loans sold. The higher level of loan sales is attributable to the growth of our mortgage lending operations in California during 1999. This growth also led to an increase in operating expenses.

   The financial services joint venture income reflects the operating results of our mortgage banking venture with Wells Fargo Home Mortgage in Arizona and Texas.

   Other financial services income represents earnings from our title insurance operation in Texas.

Inventory Carrying Costs and Inventory Turnover Ratio

                                                        December 31,
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
                                                   (Dollars in millions)
Capitalized interest in inventory and
 interest as a percentage of total
 inventories................................. $23.6 2.8% $21.4 3.1% $15.2 2.1%
Average inventory balance....................    $771       $706       $583
Cost of sales for the year then ended........   $1,058      $987       $618
Ratio of cost of sales to average inventory
 balance (inventory turn ratio)..............    1.37x     1.40x      1.06x

   The 2000 inventory turn ratio of 1.37 remained relatively consistent with the prior year ratio of 1.40. The nominal decline in the ratio was primarily attributable to an increase in average inventory related to our newly formed Southern California Inland Empire division and our recent Colorado acquisition. The impact of the higher level of inventories was partially offset by an 8 percent increase in 2000 new home deliveries (exclusive of joint ventures) over the prior year. Calculating the inventory turn ratio without the Inland Empire and Colorado balances the ratio would have increased to 1.48 in 2000 versus 1.40 in 1999. The higher turn primarily reflects the strong California housing market in 2000 combined with the increased use of joint venture structures for larger, longer-term projects. Additionally, Texas deliveries were up 19 percent in 2000, which also positively impacted our inventory turn ratio.

   The 1999 inventory turn ratio increased to 1.40 from 1.06 in 1998. This improvement was primarily attributable to a 51 percent increase in new home deliveries in 1999 while the average inventory balance was up only 21 percent over the 1998 level. The increase in the inventory turn ratio was due primarily to the strong housing market in California during 1999.

   Capitalized interest as a percentage of ending inventories declined from
3.1 percent at the end of 1999 to 2.8 percent at the end of 2000. The lower level of carrying costs as a percentage of ending inventories is primarily attributable to our faster inventory turn ratio.

   Capitalized interest in real estate inventories at December 31, 1999 was
3.1 percent of ending inventory, compared to 2.1 percent of ending inventory at the end of 1998. This increase in capitalized interest in 1999 can be attributed, in part, to the rise in the number of active communities under development during 1999, combined with a greater proportion of fixed-rate debt versus variable rate debt in 1999. Generally, fixed-rate debt, which is longer-term in duration, bears a higher interest rate than shorter-term variable rate debt.

Discontinued Operations

   Disposition of Standard Pacific Savings. In May 1997, our Board of Directors adopted a plan of disposition (the "Plan") for our savings and loan subsidiary ("Savings"). Pursuant to the Plan, we sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which closed in May 1999, and resulted in an after tax gain of $618,000, or $0.02 per diluted share, which is reflected in the accompanying consolidated statements of income. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations have been segregated in the accompanying consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

   Our homebuilding operations' principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion (including through acquisitions), principal and interest payments on debt, share repurchases and dividends to our shareholders. Cash requirements have been provided from internally generated funds and outside borrowings, including our bank revolving credit facility and public note offerings. Our mortgage banking subsidiary uses cash from internally generated funds and a mortgage warehouse credit facility to fund its mortgage lending operations. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash, together with equity or equity-related capital sources, are sufficient to finance our current working capital requirements and other needs.

   In September 2000, we amended our $450 million unsecured revolving credit facility with our bank group to, among other things, extend the maturity date one year to July 31, 2004 and revise certain financial and other covenants. Additionally, the amended credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million subject to the approval of the agent bank. This agreement also contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At December 31, 2000, we had no borrowings outstanding and had issued approximately $23.6 million of letters of credit under this facility.

   To fund mortgage loans originated by our financial services subsidiary, we have a $40 million revolving mortgage warehouse credit facility with a bank. In December 2000, the commitment under this facility was temporarily increased to $55 million through January 31, 2001 to accommodate the increase in loan volume activity at year end. Presold mortgage loans are warehoused for a short period of time (typically for 15 to 30 days) while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically warehoused for 15 to 60 days before sale to third party investors. Borrowings under the warehouse facility, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a current maturity date of May 29, 2001, also contains certain financial covenants. At December 31, 2000, we had borrowings of $45.3 million outstanding under this facility.

   In January 2001, the Securities and Exchange Commission declared effective our $425 million universal shelf registration statement on Form S-3. The universal shelf registration statement, which supercedes our previous shelf, permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. We currently have the full amount available under this universal shelf (excluding approximately $32.7 million of common stock registered on behalf of potential selling stockholders).

   In September 2000, we utilized a portion of our previous universal shelf and issued $125 million of 9 1/2% Senior Notes which mature on September 15, 2010. These notes, which were issued at par, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. The notes are redeemable at our option, in whole or in part, commencing September 15, 2005 at 104.75 percent of par, with the call price reducing ratably to par on September 15, 2008. Net proceeds after underwriting expenses were approximately $123.1 million and were used to repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. In addition, upon a change in control we are required to make an offer to purchase these notes.

   From time to time, purchase money mortgage financing is used to finance land acquisitions. At December 31, 2000, we had approximately $393,000 outstanding under trust deed notes payable.

   As a form of off balance sheet financing and for other strategic purposes, joint venture structures are used on selected projects. This type of structure, which typically obtains secured construction and development financing, minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At year end these joint ventures had borrowings which totaled approximately $115 million. If the market value of the properties in certain of these joint ventures declines, we may be required to make capital contributions to these ventures to reduce amounts borrowed under secured construction loans.

   We paid approximately $9.3 million, or $0.32 per common share, in dividends to our stockholders during the year ended December 31, 2000. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On January 25, 2001, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend was paid on February 25, 2001 to shareholders of record on February 11, 2001.

   During the year ended December 31, 2000, we issued 233,816 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $2.5 million.

   In April 2000, our Board of Directors increased the aggregate stock repurchase limit of our previously announced stock buyback plan from $25 million to $35 million. During the year ended December 31, 2000, we repurchased 525,400 shares of common stock for approximately $5.4 million under this plan. From the inception of the plan through December 31, 2000, we repurchased an aggregate of approximately 2.4 million shares of common stock for approximately $20.2 million, leaving a balance of approximately $14.8 million available for future share repurchases.

   We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. We are required to adopt SFAS 133 effective January 1, 2001. We do not anticipate that the adoption of SFAS 133 will have a significant effect on our financial position or the results of our operations.

                          FORWARD-LOOKING STATEMENTS

   This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

  . the strength of the California housing market;

  . our opportunities and desire to expand in our existing markets and enter new geographic markets;

  . our entry into the active adult market;

  . expected deliveries and average home prices;

  . expected lot purchases from land development joint ventures;

  . expected joint venture land sales and home sales and deliveries;

  . the adequacy of our inventory of building sites and our competitive edge in acquiring new building sites;

  . our continued use of joint ventures and strategic alliances to secure land positions and as financing structures;

  . the time typically required to complete construction of a home;

  . the expected impact of outstanding claims and actions on our results of operations and financial position;

  . our orders and backlog and the estimated sales value of our backlog;

  . planned new home community openings and the expected number of active selling communities;

  . the sufficiency of our liquidity sources;

  . the expected impact of various accounting statements on our financial position and results of operations;

  . our exposure to market risks, including fluctuations in interest rates;

  . the likelihood of realization of a net deferred tax asset; and

  . the potential value of and expense related to stock option grants.

   Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors--many of which are out of our control and difficult to forecast--that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

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

  . governmental regulation, including the impact of "slow growth," "no growth" or similar initiatives;

  . delays in the land entitlement process, development, construction, or the opening of new home communities;

  . adverse weather conditions and natural disasters;

  . environmental matters;

  . risks relating to our mortgage banking operations, including hedging activities;

  . future business decisions and our ability to successfully implement our operational, growth and other strategies; and

  . litigation and warranty claims.

   We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-K. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the year ended December 31, 2000. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2000. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

   As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary and joint ventures. SPH Mortgage and WRT Financial, our mortgage banking joint ventures, and, except as described in the following paragraph, Family Lending, our financial services subsidiary, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments from investors to purchase the mortgage loans being originated concurrently with extending interest rate locks to loan applicants. In the case of SPH Mortgage and WRT Financial, these loans are typically presold to their respective financial institution partners. In the case of Family Lending, these loans are presold to third party investors. Family Lending also generally warehouses the loans for a short period of time (typically for 15 to 30 days) while the investor completes its administrative review of the applicable loan documents. Due to the frequency of these loan sales and commitments from its investors, we believe the market rate risk associated with loans presold on this basis by Family Lending is minimal. There are also certain loans in Family Lending's mortgage loan portfolio which were contributed to Family Lending in connection with its initial capitalization. These mortgage loans are held for sale and include both fixed and variable rate loans. To a much lesser extent, our homebuilding operation has provided first and second mortgage loans to homebuyers and on occasion trust deed mortgage financing on land sales. These loans are held to maturity and generally are at fixed interest rates.

   To enhance potential returns on the sale of mortgage loans, Family Lending also originates a portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending is required to lock interest rates with its customers and fund loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. Loans originated on a non-presold basis are typically held by Family Lending and financed under its warehouse facility for 15 to 60 days before they are sold to third party investors. To hedge its interest rate risk associated with extending interest rate commitments to loan applicants prior to selling loans to investors and holding closed loans following funding, Family Lending generally enters into forward sale commitments of mortgage-backed securities. Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy should assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans sold in this manner if not hedged properly.

   We utilize debt financing primarily for the purpose of acquiring and developing land, constructing and selling homes and funding market expansion through acquisitions. Historically, we have made short-term borrowings under our revolving credit facility to fund these expenditures and when market conditions were appropriate, based on our judgment, we would issue stock or fixed rate debt to provide longer-term financing. In addition, as discussed above our financial services subsidiary utilizes short-term borrowings under its mortgage warehouse credit facility to finance mortgage loan originations for our homebuyers. Borrowings under both of these revolving credit facilities are at variable rates.

   For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our earnings and cash flows. We do not currently have any obligations to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2000, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $453,000. A one point percentage increase in interest rates on our average variable rate debt outstanding during 2000 would have resulted in an increase in variable rate interest costs of approximately $960,000.

   The table below details the principal amount and the average interest rates for the mortgage notes receivable, mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage notes receivable and mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage notes receivable and mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed notes payable and senior notes payable. The interest rates on our trust deed notes payable were below current market rates available for secured real estate financing and were therefore discounted at an interest rate which was commensurate with market rates for secured financing with similar terms and maturities to determine their fair market value. Our senior notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2000.

                                  Expected Maturity Date                        Estimated
                          -------------------------------------------             Fair
                           2001    2002  2003  2004  2005  Thereafter  Total      Value
December 31,              -------  ----  ----  ----  ----  ---------- --------  ---------
                                           (Dollars in thousands)
Assets:
  Mortgage notes
   receivable...........  $   494  $ 52  $ 57  $ 54  $ 48   $  1,039  $  1,744  $  1,648
    Average interest
     rate...............      8.0%  7.7%  7.7%  7.5%  7.2%       7.2%      6.9%
  Mortgage loans held
   for sale(1)..........  $52,009  $272  $153  $120  $142   $  1,352  $ 54,048  $ 54,817
    Average interest
     rate...............      7.7%  7.4%  8.7%  9.9%  9.2%       9.9%      7.8%
Liabilities:
  Fixed rate debt.......  $   --   $--   $--   $331  $ 62   $423,958  $424,351  $392,691
    Average interest
     rate...............      --    --    --      0%    0%       8.7%      8.7%
  Variable rate debt....  $45,330  $--   $--   $--   $--    $    --   $ 45,330  $ 45,330
    Average interest
     rate...............      7.3%  --    --    --    --         --        7.3%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Report of Independent Public Accountants

To the Stockholders and Board of Directors of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of STANDARD PACIFIC CORP. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Pacific Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Orange County, California
January 19, 2001

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Homebuilding:
  Revenues................................  $1,317,995  $1,198,831  $  759,612
  Cost of sales...........................   1,057,827     986,793     618,448
                                            ----------  ----------  ----------
    Gross margin..........................     260,168     212,038     141,164
                                            ----------  ----------  ----------
  Selling, general and administrative
   expenses...............................     105,141      99,971      61,691
  Income from unconsolidated joint
   ventures...............................      16,478       6,201       4,158
  Interest expense........................       3,599       1,519       1,168
  Amortization of excess of cost over net
   assets acquired........................       2,100       1,979       1,312
  Other income (expense)..................         167        (712)        168
                                            ----------  ----------  ----------
    Homebuilding pretax income............     165,973     114,058      81,319
                                            ----------  ----------  ----------
Financial Services:
  Revenues................................       3,410       2,257       1,403
  Expenses................................       4,265       3,140       1,828
  Income from unconsolidated joint
   ventures...............................         718         783         --
  Other income............................         311         105         --
                                            ----------  ----------  ----------
    Financial services pretax income
     (loss)...............................         174           5        (425)
                                            ----------  ----------  ----------
Income from continuing operations before
 income taxes and extraordinary charge....     166,147     114,063      80,894
Provision for income taxes................     (66,005)    (46,492)    (33,490)
                                            ----------  ----------  ----------
Income from continuing operations before
 extraordinary charge.....................     100,142      67,571      47,404
Income (loss) from discontinued
 operations, net of income taxes of $114
 in 1999 and $111 in 1998.................         --         (159)       (199)
Gain on disposal of discontinued
 operations, net of income taxes of $(425)
 in 1999..................................         --          618         --
Extraordinary charge from early
 extinguishment of debt, net of income
 taxes of $904 in 1998....................         --          --       (1,328)
                                            ----------  ----------  ----------
Net income................................  $  100,142  $   68,030  $   45,877
                                            ==========  ==========  ==========
Basic Net Income Per Share:
  Income per share from continuing
   operations.............................  $     3.43  $     2.28  $     1.59
  Income (loss) per share from
   discontinued operations................         --        (0.01)      (0.01)
  Gain per share on disposal of
   discontinued operations................         --         0.02         --
  Extraordinary charge per share from
   early extinguishment of debt...........         --          --        (0.04)
                                            ----------  ----------  ----------
  Net income per share....................  $     3.43  $     2.29  $     1.54
                                            ==========  ==========  ==========
  Weighted average common shares
   outstanding............................  29,236,125  29,597,669  29,714,431
                                            ==========  ==========  ==========
Diluted Net Income Per Share:
  Income per share from continuing
   operations.............................  $     3.39  $     2.27  $     1.58
  Income (loss) per share from
   discontinued operations................         --        (0.01)      (0.01)
  Gain per share on disposal of
   discontinued operations................         --         0.02         --
  Extraordinary charge per share from
   early extinguishment of debt...........         --          --        (0.04)
                                            ----------  ----------  ----------
  Net income per share....................  $     3.39  $     2.28  $     1.53
                                            ==========  ==========  ==========
  Weighted average common and diluted
   shares outstanding.....................  29,562,230  29,795,263  30,050,078
                                            ==========  ==========  ==========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                               December 31,
                                                            -------------------
                                                               2000      1999
                                                            ---------- --------
                                    ASSETS
Homebuilding:
  Cash and equivalents..................................... $   38,270 $  2,865
  Mortgage notes receivable and accrued interest...........      1,744    4,530
  Other notes and receivables, net.........................     37,640   10,489
  Inventories..............................................    843,103  699,489
  Investments in and advances to unconsolidated joint
   ventures................................................     90,166   49,116
  Property and equipment, net..............................      5,150    2,656
  Deferred income taxes....................................     17,289   12,738
  Other assets.............................................     12,650   13,350
  Excess of cost over net assets acquired, net.............     16,850   15,315
                                                            ---------- --------
                                                             1,062,862  810,548
                                                            ---------- --------
Financial Services:
  Cash and equivalents.....................................        173      313
  Mortgage loans held for sale.............................     54,070   17,554
  Other assets.............................................      1,681    1,553
                                                            ---------- --------
                                                                55,924   19,420
                                                            ---------- --------
    Total Assets........................................... $1,118,786 $829,968
                                                            ========== ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable......................................... $   70,372 $ 42,344
  Accrued liabilities......................................     91,408   69,437
  Revolving credit facility................................        --    23,000
  Trust deed notes payable.................................        393    3,531
  Senior notes payable.....................................    423,958  298,847
                                                            ---------- --------
                                                               586,131  437,159
                                                            ---------- --------
Financial Services:
  Accounts payable and other liabilities...................      1,095      620
  Mortgage warehouse line of credit........................     45,330   10,304
                                                            ---------- --------
                                                                46,425   10,924
                                                            ---------- --------
Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued.................................        --       --
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 30,076,494 and 29,208,680 shares outstanding
   at December 31, 2000 and 1999, respectively.............        301      292
  Paid-in capital..........................................    292,223  278,701
  Retained earnings........................................    193,706  102,892
                                                            ---------- --------
  Total stockholders' equity...............................    486,230  381,885
                                                            ---------- --------
    Total Liabilities and Stockholders' Equity............. $1,118,786 $829,968
                                                            ========== ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                          Number of                    Retained       Total
Years Ended December 31,    Common    Common Paid-In   Earnings   Stockholders'
  1998, 1999 and 2000       Shares    Stock  Capital   (Deficit)     Equity
------------------------  ----------  ------ --------  ---------  -------------
Balance, December 31,
 1997...................  29,637,281   $296  $283,525  $    (43)    $283,778
Exercise of stock
 options and related
 income tax benefit.....     131,500      1     1,383       --         1,384
Repurchase of common
 shares.................    (139,301)    (1)   (1,310)      --        (1,311)
Cash dividends declared
 ($0.17 per share)......         --     --        --     (5,049)      (5,049)
Net income..............         --     --        --     45,877       45,877
                          ----------   ----  --------  --------     --------
Balance, December 31,
 1998...................  29,629,480    296   283,598    40,785      324,679
Exercise of stock
 options and related
 income tax benefit.....      33,000      1       321       --           322
Repurchase of common
 shares.................    (453,800)    (5)   (5,218)      --        (5,223)
Cash dividends declared
 ($0.20 per share)......         --     --        --     (5,923)      (5,923)
Net income..............         --     --        --     68,030       68,030
                          ----------   ----  --------  --------     --------
Balance, December 31,
 1999...................  29,208,680    292   278,701   102,892      381,885
Exercise of stock
 options and related
 income tax benefit.....     233,816      2     3,123       --         3,125
Repurchase of common
 shares.................    (525,400)    (5)   (5,381)      --        (5,386)
Cash dividends declared
 ($0.32 per share)......         --     --        --     (9,328)      (9,328)
Issuance of common
 shares in connection
 with acquisition.......   1,159,398     12    15,780       --        15,792
Net income..............         --     --        --    100,142      100,142
                          ----------   ----  --------  --------     --------
Balance, December 31,
 2000...................  30,076,494   $301  $292,223  $193,706     $486,230
                          ==========   ====  ========  ========     ========



 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Cash Flows from Operating Activities:
  Net income.....................................  $100,142  $ 68,030  $ 45,877
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities of
   continuing operations:
    Discontinued operations......................       --        159       199
    Gain on disposal of discontinued operations..       --       (618)      --
    Extraordinary charge from early
     extinguishment of debt......................       --        --      1,328
    Income from unconsolidated joint ventures....   (16,478)   (6,201)   (4,158)
    Loss on disposal of property and equipment...       --        620       --
    Depreciation and amortization................     1,529     1,238       918
    Amortization of excess of cost over net
     assets acquired.............................     2,100     1,979     1,312
    Changes in cash and equivalents due to:
      Receivables and accrued interest...........   (60,509)   17,108   (26,087)
      Inventories................................   (66,655)   14,059  (193,242)
      Deferred income taxes......................    (3,188)   (1,954)    1,833
      Other assets...............................     3,096    (3,023)     (703)
      Accounts payable...........................    23,912    20,329     2,883
      Accrued liabilities........................    19,290     5,468    30,624
                                                   --------  --------  --------
  Net cash provided by (used in) operating
   activities of continuing operations...........     3,239   117,194  (139,216)
                                                   --------  --------  --------
Cash Flows from Investing Activities:
  Cash paid for acquisitions.....................   (46,874)      --    (59,279)
  Investments in and advances to unconsolidated
   joint ventures................................  (126,905)  (44,095)  (16,651)
  Distributions and repayments from
   unconsolidated joint ventures.................    89,596    39,585     8,621
  Net additions to property and equipment........    (3,591)   (1,002)   (1,439)
  Proceeds from the sale of discontinued
   operations....................................       --      8,798     1,087
                                                   --------  --------  --------
  Net cash provided by (used in) investing
   activities....................................   (87,774)    3,286   (67,661)
                                                   --------  --------  --------
Cash Flows from Financing Activities:
  Net proceeds from (payments on) revolving
   credit facility...............................   (23,000) (181,900)  185,900
  Net proceeds from (payments on) mortgage
   warehouse line of credit......................    35,026      (522)   10,826
  Proceeds from the issuance of senior notes
   payable.......................................   123,125    98,250    97,571
  Principal payments on senior notes and trust
   deed notes payable............................    (3,138)  (37,293)  (75,148)
  Dividends paid.................................    (9,328)   (5,923)   (5,049)
  Repurchase of common shares....................    (5,386)   (5,223)   (1,311)
  Proceeds from exercise of stock options........     2,501       245       771
                                                   --------  --------  --------
  Net cash provided by (used in) financing
   activities....................................   119,800  (132,366)  213,560
                                                   --------  --------  --------
Net change in cash from discontinued operations..       --    (38,130)   (6,826)
                                                   --------  --------  --------
Net increase (decrease) in cash and equivalents..    35,265   (50,016)     (143)
Cash and equivalents at beginning of year........     3,178    53,194    53,337
                                                   --------  --------  --------
Cash and equivalents at end of year..............  $ 38,443  $  3,178  $ 53,194
                                                   ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                       Year Ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
Summary of Cash Balances:
  Continuing operations............................... $ 38,443 $ 3,178 $15,064
  Discontinued operations.............................      --      --   38,130
                                                       -------- ------- -------
                                                       $ 38,443 $ 3,178 $53,194
                                                       ======== ======= =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest--continuing operations................... $ 33,614 $32,248 $24,995
    Income taxes......................................   55,170  54,699  19,890
Supplemental Disclosures of Noncash Activities:
  Issuance of common stock in connection with
   acquisition........................................ $ 15,792 $   --  $   --
  Inventory received as a distribution from
   unconsolidated joint ventures......................   12,737     --      --
  Land acquisitions financed by purchase money trust
   deeds..............................................      --      --   18,670
  Expenses capitalized in connection with the issuance
   of the 9 1/2% senior notes due 2010................    1,875     --      --
  Expenses capitalized in connection with the issuance
   of the 8 1/2% senior notes due 2009................      --    1,750     --
  Expenses capitalized in connection with the issuance
   of the 8% senior notes due 2008....................      --      --    1,750
  Income tax benefit credited in connection with stock
   option exercises...................................      624      77     613



 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

   We operate primarily as a geographically diversified builder of single-family homes for use as primary residences with operations throughout the major metropolitan markets in California, Texas, Arizona and Colorado. We also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures, Family Lending Services, SPH Mortgage, WRT Financial and SPH Title. Unless the context otherwise requires, the terms "we", "us" and "our" refer to Standard Pacific Corp. and its subsidiaries.

   For the year ended December 31, 2000, approximately 62 percent, 14 percent, 20 percent and 4 percent of our home deliveries (including the unconsolidated joint ventures) were from California, Texas, Arizona and Colorado, respectively. There have been periods of time in California where economic growth has slowed and the demand for new homes in certain areas in California in which we do business, and in some instances home prices, have declined. There can be no assurance that the demand for new homes or home sales prices in California will not decline in the future.

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

 c. Segment Reporting

   Effective December 31, 1998, we adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under the provisions of SFAS 131, our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under "Homebuilding" and "Financial Services," respectively.

 d. Cash and Equivalents

   For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits, and all highly liquid short-term investments, including interest bearing securities purchased with a maturity of three months or less.

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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 f. Inventories

   Inventories consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Housing completed and under construction.................. $344,237 $253,726
   Land and land under development...........................  443,325  401,066
   Model homes...............................................   55,541   44,697
                                                              -------- --------
                                                              $843,103 $699,489
                                                              ======== ========

   We capitalize direct carrying costs, including interest, property taxes and related development costs to real estate under development. Field construction supervision and related direct overhead are also included in the capitalized cost of real estate inventories. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision.

   We assess the recoverability of inventories in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than its net realizable value. SFAS 121 also requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets (excluding interest) at the lowest level for which there are identifiable cash flows. We review each real estate project on a community by community basis to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

 g. Capitalization of Interest

   We follow the practice of capitalizing interest to real estate inventories during the period of development in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Interest capitalized as a cost of real estate under development is included in cost of sales as related units are sold. The following is a summary of interest capitalized and expensed from continuing operations for the following periods:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Total interest incurred during the year............. $39,627 $35,151 $29,010
   Less: Interest capitalized as a cost of real estate
    under development..................................  36,028  33,632  27,842
                                                        ------- ------- -------
   Interest expense.................................... $ 3,599 $ 1,519 $ 1,168
                                                        ======= ======= =======
   Interest previously capitalized as a cost of real
    estate under development, included in cost of
    sales.............................................. $33,854 $27,401 $26,399
                                                        ======= ======= =======
   Capitalized interest in ending inventories.......... $23,560 $21,386 $15,155
                                                        ======= ======= =======

 h. Property and Equipment

   Property and equipment is recorded at cost, net of accumulated depreciation and amortization of $4,471,000 and $5,477,000 as of December 31, 2000 and 1999, respectively. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets which typically range between 3 and 10 years.

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

 j. Excess of Cost Over Net Assets Acquired

   The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods ranging from 7 to 12 years. Accumulated amortization was $5,635,000 and $3,535,000 as of December 31, 2000 and 1999, respectively (See Note 4). In the event that facts and circumstances indicate that the carrying value of excess of cost over net assets acquired may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the excess of cost over net assets acquired would be compared to the carrying amount to determine if a write-down to fair value or discounted cash flow is required.

 k. Revenue Recognition

   Homebuilding revenues are recorded after construction is completed, payment of the purchase price is received and title passes.

   We recognize loan origination fees and expenses, and gains and losses on loans when the related mortgage loans are sold. Our current policy is to sell all mortgage loans originated. Mortgage loan interest is accrued only so long as it is deemed collectible.

 l. Warranty Costs

   Estimated future warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.

 m. Net Income Per Share

   We compute net income per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table set forth below reconciles the components of the basic net income per share calculation to diluted net income per share.

                                                    Year Ended December 31,
                          ---------------------------------------------------------------------------
                                    2000                      1999                     1998
                          ------------------------- ------------------------ ------------------------
                           Income    Shares    EPS  Income    Shares    EPS  Income    Shares    EPS
                          -------- ---------- ----- ------- ---------- ----- ------- ---------- -----
                                       (Dollars in thousands, except per share amounts)
Basic Net Income Per
 Share:
 Income available to
  common stockholders
  from continuing
  operations before
  extraordinary charge..  $100,142 29,236,125 $3.43 $67,571 29,597,669 $2.28 $47,404 29,714,431 $1.59
Effect of dilutive stock
 options................       --     326,105           --     197,594           --     335,647
                          -------- ----------       ------- ----------       ------- ----------
Diluted income per share
 from continuing
 operations before
 extraordinary charge...  $100,142 29,562,230 $3.39 $67,571 29,795,263 $2.27 $47,404 30,050,078 $1.58
                          ======== ========== ===== ======= ========== ===== ======= ========== =====

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

 n. Comprehensive Income

   We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during 1998. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its balance sheet. We had no items of other comprehensive income in any period presented in the accompanying consolidated financial statements.

 o. Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded as either assets or liabilities in the consolidated balance sheets and measure these instruments at fair value. We are required to adopt SFAS 133 effective January 1, 2001. We do not anticipate the adoption of SFAS 133 will have a significant effect on our financial position or the results of our operations.

 p. Reclassifications

   Certain items in prior period financial statements have been reclassified to conform with current year presentation.

3. Investments in Unconsolidated Joint Ventures

   Summarized financial information related to our joint ventures accounted for under the equity method are as follows:

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
                                                                (Dollars in
                                                                thousands)
   Assets:
     Cash................................................... $ 14,556 $  7,478
     Real estate in process of development and completed
      model homes...........................................  292,144  278,068
     Other assets...........................................   34,405   22,950
                                                             -------- --------
                                                             $341,105 $308,496
                                                             -------- --------
   Liabilities and Equity:
     Accounts payable and accrued expenses.................. $ 58,953 $ 39,704
     Construction loans and trust deed notes payable........  115,369  144,370
     General obligation assessment bonds....................   44,699   44,928
     Equity.................................................  122,084   79,494
                                                             -------- --------
                                                             $341,105 $308,496
                                                             ======== ========

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   Our share of equity shown above was approximately $59.1 million and $36.1 million at December 31, 2000 and 1999, respectively.

                                                       Year Ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
                                                        (Dollars in thousands)
   Revenues........................................... $209,717 $43,642 $54,219
   Cost of revenues and expenses......................  159,000  33,101  41,588
                                                       -------- ------- -------
   Net earnings of joint ventures..................... $ 50,717 $10,541 $12,631
                                                       ======== ======= =======

   Our share of earnings in the joint ventures detailed above varies, but in no case is our share of earnings greater than 50 percent. All intercompany profits or losses from unconsolidated joint ventures are eliminated.

   In addition, there are some joint ventures to which we are a party whose sole purpose is to develop finished lots for sale to the joint venture's members. We and the other members of these joint ventures then purchase the lots from the joint venture to construct homes thereon.

4. Acquisitions

   On August 25, 2000, we acquired The Writer Corporation, a publicly traded Denver-based homebuilder ("Writer"), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26 million (excluding transaction costs), plus the assumption of approximately $37.5 million of indebtedness. The acquisition consideration was paid in a combination of cash, totaling approximately $10.2 million, and 1,159,398 shares of Standard Pacific common stock. The cash component of the acquisition was financed under our unsecured revolving credit facility. With this acquisition, we purchased or assumed the rights to acquire approximately 2,000 single-family lots located in the Denver and Fort Collins areas, which included 11 active subdivisions at the close of the transaction. In addition, we acquired a backlog of 149 pre-sold homes and retained Writer's management team and staff.

   On August 31, 1998, we acquired a portion of the assets of Shea Homes' Phoenix, Arizona single-family homebuilding operation (which had recently been acquired from UDC Homes, Inc.) for approximately $59 million in cash. The acquisition was financed with proceeds from our unsecured revolving credit facility. At closing, we purchased or assumed the rights to acquire over 2,000 single-family lots located in 13 communities in the Phoenix metropolitan area, of which seven communities were active subdivisions, and acquired a backlog of 400 presold homes. In addition, we retained UDC's Arizona senior management team and many of the existing staff.

   On September 30, 1997, we acquired all of the outstanding common stock of Duc Development Company ("Duc"), a privately-held Northern California homebuilding company, for approximately $16 million. In connection with this acquisition, we acquired certain other real estate assets related to Duc's operations for approximately $55 million in cash and the assumption of approximately $8 million of debt.

   All acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $3.6 million, $12 million and $6.9 million for the Colorado, Arizona and Northern California acquisitions, respectively. The excess purchase price has been recorded as excess of cost over net assets acquired in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods ranging from 7 to 12 years from the date of acquisition.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

5. Revolving Credit Facility and Trust Deed Notes Payable

 a. Revolving Credit Facility

   In September 2000, we amended our $450 million unsecured revolving credit facility with our bank group to, among other things, extend the maturity date to July 31, 2004 and revise certain financial and other covenants. The facility contains covenants which require, among other things, the maintenance of certain amounts of tangible stockholders' equity, limitations on leverage, and minimum interest coverage. Additionally, the amended credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million subject to the approval of the agent bank. This agreement also contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At December 31, 2000, we had no borrowings outstanding under this facility. At December 31, 2000, we had approximately $23.6 million in letters of credit outstanding. Interest rates charged under this facility include LIBOR and prime rate pricing options. In addition, there are fees charged on the commitment and unused portion of the facility. As of December 31, 2000, and throughout the year, we were in compliance with the covenants of this facility.

 b. Trust Deed Notes Payable

   At December 31, 2000 and 1999, trust deed notes payable consisted of trust deeds on land purchases.

 c. Borrowings and Maturities

   The following summarizes the borrowings outstanding under the unsecured revolving credit facility (excluding senior notes--see Note 6) and trust deed notes payable during the three years ended December 31:

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
   Maximum borrowings outstanding during the
    year at month end..........................  $210,749  $237,022  $244,808
   Average outstanding balance during the
    year.......................................  $ 84,217  $131,850  $ 97,349
   Weighted average interest rate for the
    year.......................................       7.9%      6.5%      6.9%
   Weighted average interest rate on borrowings
    outstanding at
    year end...................................         0%      7.2%      7.0%

   Maturities of the revolving credit facility, trust deed notes payable and senior notes payable (see Note 6 below) are as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
   2001............................................................   $    --
   2002............................................................        --
   2003............................................................        --
   2004............................................................        331
   2005............................................................         62
   Thereafter......................................................    423,958
                                                                      --------
                                                                      $424,351
                                                                      ========

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

6. Senior Notes Payable

   Senior notes payable consist of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   8 1/2% Senior Notes due 2007, net......................... $ 99,489 $ 99,432
   8% Senior Notes due 2008, net.............................   99,469   99,415
   8 1/2% Senior Notes due 2009..............................  100,000  100,000
   9 1/2% Senior Notes due 2010..............................  125,000      --
                                                              -------- --------
                                                              $423,958 $298,847
                                                              ======== ========

   In 1993, we issued $100 million principal amount of 10 1/2% Senior Notes due March 1, 2000 (the "10 1/2% Senior Notes"). Under the original terms of the 10 1/2% Senior Notes, we did not have the option to redeem these notes prior to their scheduled maturities. However, we were required to make annual mandatory sinking fund payments sufficient to retire 20 percent of the original aggregate principal amount of these notes ($20 million per year) commencing on March 1, 1997, at a redemption price of 100 percent of the principal amount, with the balance of the notes to be retired on March 1, 2000. We made two $20 million sinking fund payments on the 10 1/2% Senior Notes in March 1997 and 1998. In May 1998, we repurchased and retired approximately $7.7 million of our 10 1/2% Senior Notes through a series of open market purchases. In addition, on September 30, 1998, we completed a tender offer and consent solicitation for a portion of our 10 1/2% Senior Notes. In connection with this tender offer, we repurchased and retired approximately $31.5 million of our 10 1/2% Senior Notes. With the successful completion of the consent solicitation, certain restrictive financial covenants were modified or eliminated under the indenture. In aggregate, we incurred an after tax extraordinary charge for the early extinguishment of debt, including transaction costs, of approximately $1.3 million for the year ended December 31, 1998. On March 1, 1999, we repaid the balance of the 10 1/2% Senior Notes outstanding ($19.6 million) under the annual sinking fund payment provision of the indenture.

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

   In April 1999, we issued $100 million of 8 1/2% Senior Notes which mature April 1, 2009 (the "8 1/2% Senior Notes due 2009"). The 8 1/2% Senior Notes due 2009 were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The 8 1/2% Senior Notes due 2009 are redeemable at our option, in whole or in part, commencing April 1, 2004 at
104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million.

   In September 2000, we issued $125 million of 9 1/2% Senior Notes which mature on September 15, 2010 (the "9 1/2% Senior Notes"). These notes were issued at par with interest due and payable on March 15 and

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

September 15 of each year until maturity. The 9 1/2% Senior Notes are redeemable at our option, in whole or in part, commencing September 15, 2005 at 104.75 percent of par, with the call price reducing ratably to par on September 15, 2008. Net proceeds after underwriting expenses were approximately $123.1 million and were used to repay a portion of the balance outstanding under our revolving credit facility.

   The four senior note offerings are all senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness,
(2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. As of December 31, 2000, we were in compliance with the covenants under the notes.

7. Mortgage Warehouse Line of Credit

   Our financial services subsidiary maintains a revolving mortgage warehouse credit facility with a bank to finance its mortgage loans held for sale. In May 1999, the commitment under this facility was increased from $15 million to $40 million. In December 2000, the commitment under this facility was temporarily increased to $55 million through January 31, 2001 to accommodate the increase in loan volume activity at year end. Borrowings under the mortgage warehouse facility, which are LIBOR based and have a maturity date of May 29, 2001, are secured by the related mortgage loans held for sale. Maximum borrowings outstanding under this facility during 2000 and 1999 were approximately $45.3 million and $10.3 million, respectively. Average borrowings outstanding during the years ended December 31, 2000 and 1999 were approximately $13.6 million and $4.3 million, respectively. The weighted average interest rate of the mortgage warehouse facility during the years ended December 31, 2000 and 1999 was 7.3 percent and 6.2 percent, respectively. In addition, the mortgage warehouse facility requires our financial services subsidiary to comply with certain financial covenants, including, but not limited to, a minimum net worth requirement, a total liabilities to tangible net worth ratio and a minimum liquidity requirement. As of December 31, 2000, and throughout the year, Family Lending was in compliance with all covenants of the mortgage warehouse facility.

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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   Trust Deed Notes Payable--These notes are primarily for purchase money deeds of trust on land acquired. The notes were discounted at an interest rate which is commensurate with market rates of similar secured real estate financing.

   8 1/2% Senior Notes due 2007--This issue is publicly traded on the New York Stock Exchange. As a result, the fair value of this issue was based on its quoted market price at year end.

   8% Senior Notes due 2008--This issue is publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

   8 1/2% Senior Notes due 2009--This issue is publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

   9 1/2% Senior Notes due 2010--This issue is also publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

   The estimated fair values of financial instruments from continuing operations are as follows:

                                                        December 31,
                                              ---------------------------------
                                                    2000             1999
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
                                                   (Dollars in thousands)
   Financial assets:
     Homebuilding:
       Cash and equivalents.................. $38,270  $38,270 $ 2,865  $ 2,865
       Mortgage notes receivable.............   1,744    1,648   4,530    3,969
     Financial services:
       Cash and equivalents..................     173      173     313      313
       Mortgage loans held for sale..........  54,070   54,817  17,554   18,192
   Financial liabilities:
     Homebuilding:
       Revolving credit facility............. $   --   $   --  $23,000  $23,000
       Trust deed notes payable..............     393      285   3,531    3,531
       8 1/2% Senior Notes due 2007..........  99,489   92,000  99,432   92,500
       8% Senior Notes due 2008..............  99,469   90,750  99,415   90,250
       8 1/2% Senior Notes due 2009.......... 100,000   90,750 100,000   92,750
       9 1/2% Senior Notes due 2010.......... 125,000  118,906     --       --
     Financial services:
       Mortgage warehouse line of credit.....  45,330   45,330  10,304   10,304

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

9. Commitments and Contingencies

   We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments on operating leases, net of related subleases, having an initial term in excess of one year as of December 31, 2000 are as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                        (Dollars in thousands)
   2001................................................         $ 3,223
   2002................................................           2,599
   2003................................................           2,391
   2004................................................           2,129
   2005................................................           1,740
   Thereafter..........................................           3,331
                                                                -------
     Subtotal..........................................          15,413
   Less--Sublease income...............................          (1,126)
                                                                -------
     Net rental obligations............................         $14,287
                                                                =======

   Rent expense from continuing operations under noncancelable operating leases, net of sublease income, for the three years ended December 31, 2000 was approximately $2,334,000, $1,065,000 and $838,000, respectively.

   We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a nominal deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by us and the sellers, including obtaining applicable property entitlements. In addition, we acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at certain prices. Under option contracts, purchase of the properties is also contingent upon satisfaction of certain requirements by us and the sellers.

   In connection with certain of our unconsolidated joint ventures, we and the other joint venture members may be required to make capital contributions to the joint ventures in the event of a decline in the appraised value of the underlying property. Such payments would be used to reduce amounts borrowed by the joint venture under secured construction loans.

   Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $5.5 million at December 31, 2000 and carried a weighted average interest rate of approximately 7.7 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to its investors or through its interest rate hedging program.

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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

10. Income Taxes

   The provision for income taxes for continuing operations includes the following components:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                      (Dollars in thousands)
   Current:
     Federal......................................... $57,711  $40,891  $24,940
     State...........................................  12,560    9,136    4,160
                                                      -------  -------  -------
                                                       70,271   50,027   29,100
                                                      -------  -------  -------
   Deferred:
     Federal.........................................  (4,001)  (3,272)   3,931
     State...........................................    (265)    (263)     459
                                                      -------  -------  -------
                                                       (4,266)  (3,535)   4,390
                                                      -------  -------  -------
   Provision for income taxes for continuing
    operations and before
    extraordinary charge............................. $66,005  $46,492  $33,490
                                                      =======  =======  =======

   The components of our deferred income tax asset (liability) from continuing operations is as follows:

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                     (Dollars in thousands)
   Inventory adjustments............................   $   2,903  $     1,391
   Financial accruals...............................      11,020       10,756
   State income taxes...............................       4,686        2,855
   Nondeductible purchase price.....................      (1,589)      (2,568)
   Amortization of excess of cost over net assets
    acquired........................................         281          165
   Other............................................         (12)         139
                                                     -----------  -----------
                                                     $    17,289  $    12,738
                                                     ===========  ===========

   At December 31, 2000, we had a consolidated net deferred tax asset of approximately $17.3 million. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   The effective tax rate differs from the Federal statutory rate of 35 percent due to the following items:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
                                                   (Dollars in thousands)
   Financial income from continuing operations
    before income taxes and extraordinary
    charge......................................  $166,147  $114,063  $80,894
                                                  ========  ========  =======
   Provision for income taxes at statutory
    rate........................................  $ 58,151  $ 39,922  $28,313
   Increases (decreases) in tax resulting from:
     State income taxes, net of federal
      benefit...................................     7,736     5,976    4,648
     Nondeductible amortization of excess of
      cost over net assets acquired.............       437       394      399
     Other......................................      (319)      200      130
                                                  --------  --------  -------
   Provision for income taxes for continuing
    operations and before extraordinary charge..  $ 66,005  $ 46,492  $33,490
                                                  ========  ========  =======
   Effective tax rate for continuing
    operations..................................      39.7%     40.8%    41.4%
                                                  ========  ========  =======

11. Stock Option Plan

   In 1991, we adopted the 1991 Employee Stock Incentive Plan (the "Plan") pursuant to which our officers, directors and employees are eligible to receive options to purchase shares of common stock. Under the Plan the maximum number of shares of stock that may be issued is one million. In 1997, our shareholders approved the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the maximum number of shares of stock that may be issued is two million. On May 18, 2000, our shareholders approved the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the maximum number of shares of stock that may be issued is one million.

   Options are typically granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options typically vest over a one to four year period and are generally exercisable for a 10 year period. When the options are exercised, the proceeds are credited to equity net of the related income tax benefits, if any.

   The following is a summary of the transactions relating to the three Plans on a combined basis for the years ended December 31, 2000, 1999 and 1998:

                                 2000                1999                1998
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Options outstanding,
 beginning of year......  2,426,990   $11.53  2,188,990   $11.55    958,990   $ 7.99
Granted.................    558,500    23.26    358,000    11.46  1,382,500    13.50
Exercised...............   (233,816)   10.71    (33,000)    7.42   (131,500)    5.86
Canceled................   (186,125)   12.79    (87,000)   13.29    (21,000)   12.57
                          ---------   ------  ---------   ------  ---------   ------
Options outstanding, end
 of year................  2,565,549   $14.08  2,426,990   $11.53  2,188,990   $11.55
                          =========   ======  =========   ======  =========   ======
Options exercisable at
 end of year............  1,338,010             770,991             450,490
                          =========           =========           =========
Options available for
 future grant...........    680,900              53,275             323,775
                          =========           =========           =========

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   The following information is provided pursuant to the requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

   The fair value of each option granted during the three years in the period ended December 31, 2000 is estimated using the Black--Scholes option-pricing model on the date of grant using the following weighted average assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
   Dividend yield....................................    1.38%    1.75%    1.52%
   Expected volatility...............................   47.44%   44.65%   40.99%
   Risk-free interest rate...........................    5.26%    5.95%    5.18%
   Expected life..................................... 5 years  5 years  5 years

   The 2,565,549 options outstanding as of December 31, 2000 have exercise prices between $5.38 and $23.38, with a weighted average exercise price of $14.08 and a weighted average remaining contractual life of 7.7 years. As of December 31, 2000, 1,338,010 of these options are exercisable with a weighted average exercise price of $11.61. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $10.00, $4.68 and $5.35, respectively.

   During the years ended December 31, 2000, 1999 and 1998, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with SFAS 123 for 2000, 1999 and 1998 grants under the stock-based compensation plan, net income and diluted net income per share for the years ended December 31, 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                         Year Ended December 31,
                            --------------------------------------------------
                                  2000             1999             1998
                            ---------------- ---------------- ----------------
                               As      Pro      As      Pro      As      Pro
                            Reported  Forma  Reported  Forma  Reported  Forma
                            -------- ------- -------- ------- -------- -------
                             (Dollars in thousands, except per share amounts)
   Net income.............. $100,142 $98,306 $68,030  $65,614 $45,877  $44,210
   Diluted net income per
    common share........... $   3.39 $  3.33 $  2.28  $  2.20 $  1.53  $  1.47

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

   In July 1995, the Board of Directors authorized the repurchase of up to $10 million of our common stock. The Board subsequently increased the repurchase limit to $20 million in January 1997, to $25 million in October 1999 and to $35 million in April 2000. For the year ended December 31, 2000, we repurchased 525,400 shares of common stock for an aggregate price of approximately $5.4 million. Since the inception of the stock repurchase program and through the year ended December 31, 2000, we have repurchased approximately 2.4 million shares of common stock for approximately $20.2 million, leaving a balance of approximately $14.8 million available for future repurchases.

13. Discontinued Operations

   In May 1997, the Board of Directors adopted a plan of disposition (the "Plan") for our savings and loan subsidiary ("Savings"). Pursuant to the Plan, we sold substantially all of Savings' mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings' remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings' business, including Savings' charter, which sale closed in May 1999. An after tax net gain of $618,000, or $0.02 per diluted share, has been reflected in the accompanying consolidated statements of income. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings has been accounted for as a discontinued operation and the results of its operations have been segregated in the accompanying consolidated financial statements.

   Interest income from Savings aggregated $1,256,000 and $3,451,000 for the years ended December 31, 1999 and 1998, respectively.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES

14. Results of Quarterly Operations (Unaudited)

                               First     Second    Third    Fourth
                              Quarter   Quarter   Quarter  Quarter   Total(1)
                              --------  --------  -------- -------- ----------
                                 (Dollars in thousands, except per share
                                                 amounts)
2000:
  Revenues................... $232,550  $284,277  $302,755 $501,823 $1,321,405
  Income before taxes........   23,291    33,025    41,908   67,921    166,147
  Net income.................   13,895    20,023    25,180   41,042    100,142
  Diluted net income per
   share..................... $   0.48  $   0.69  $   0.85 $   1.34 $     3.39
                              ========  ========  ======== ======== ==========


1999:
  Revenues................... $215,070  $309,706  $297,589 $378,724 $1,201,088
  Income from continuing
   operations before taxes...   23,579    27,577    27,479   35,428    114,063
  Income (loss) from
   discontinued operations,
   net of income taxes.......      (77)      (83)      --       --        (159)
  Gain on disposal of
   discontinued operations,
   net of income taxes.......      --        618       --       --         618
  Net income.................   13,794    16,775    16,181   21,280     68,030


  Diluted Net Income Per
   Share:
    Income per share from
     continuing operations... $   0.46  $   0.54  $   0.54 $   0.72 $     2.27
    Income (loss) per share
     from discontinued
     operations..............    (0.00)    (0.00)      --       --       (0.01)
    Gain per share on
     disposal of discontinued
     operations..............      --       0.02       --       --        0.02
                              --------  --------  -------- -------- ----------
    Net income per share..... $   0.46  $   0.56  $   0.54 $   0.72 $     2.28
                              ========  ========  ======== ======== ==========

--------
(1) Some amounts do not add across due to rounding differences in quarterly amounts and for diluted net income per share differences generated from the quarterly and annual weighted average share calculations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain of the information required by this Item with respect to executive officers is set forth under the caption "Executive Officers of the Company" in
Part I. The remaining information required by Items 401 and 405 of Regulation S-K is set forth in the Company's 2001 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000 (the "Company's 2001 Proxy Statement"). The Company's 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K is set forth in the Company's 2001 Proxy Statement. The Company's 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 403 of Regulation S-K is set forth in the Company's 2001 Proxy Statement. The Company's 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Company Performance," is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 404 of Regulation S-K is set forth in the Company's 2001 Proxy Statement. The Company's 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Company Performance," is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                      Reference
                                                                      ---------
(a)(1) Financial Statements, included in Part II of this report:
    Report of Independent Public Accountants.........................     26
    Consolidated Statements of Income for each of the three years in
     the period ended December 31, 2000..............................     27
    Consolidated Balance Sheets at December 31, 2000 and 1999........     28
    Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended December 31, 2000...............     29
    Consolidated Statements of Cash Flows for each of the three years
     in the period ended December 31, 2000...........................     30
    Notes to Consolidated Financial Statements.......................     32

 (2) Financial Statement Schedules:

    Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

 (3) Index to Exhibits

    See Index to Exhibits on pages 50-51 below.

(b) Reports on Form 8-K. Form 8-K dated December 22, 2000 reporting condensed consolidating financial information pursuant to Rule 3-10(f) of Regulation S-X promulgated under the Securities and Exchange Act of 1934.

(c) Index to Exhibits. See Index to Exhibits on pages 50-51 below.

(d) Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 21st day of March 2001.

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

             Signature                             Title                     Date
             ---------                             -----                     ----

    /s/ Arthur E. Svendsen           Chairman of the Board of Directors March 21, 2001
____________________________________
        (Arthur E. Svendsen)

  /s/ Stephen J. Scarborough         Chief Executive Officer, President March 21, 2001
____________________________________  and Director (Principal Executive
      (Stephen J. Scarborough)        Officer)

     /s/ Andrew H. Parnes            Senior Vice President--Finance,    March 21, 2001
____________________________________  Treasurer and Chief Financial
         (Andrew H. Parnes)           Officer (Principal Financial and
                                      Accounting Officer)

    /s/  Michael C. Cortney          Executive Vice President and       March 21, 2001
____________________________________  Director
        (Michael C. Cortney)

                                     Director
____________________________________
          (James L. Doti)

      /s/ Ronald R. Foell            Director                           March 21, 2001
____________________________________
         (Ronald R. Foell)

                                     Director
____________________________________
        (Douglas C. Jacobs)

     /s/ Keith D. Koeller            Director                           March 21, 2001
____________________________________
         (Keith D. Koeller)

                                     Director
____________________________________
           (Larry McNabb)

                                     Director
____________________________________
       (Jeffrey V. Peterson)

                               INDEX TO EXHIBITS

 *3.1 Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 of the
      Registrant's Registration Statement on Form S-4 (file no. 33-42293), filed with the Securities and Exchange Commission on August 16, 1991.

 *3.2 Certificate of Correction of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant's
      Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

 *3.3 Form of Certificate of Amendment to Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant's
      Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

 *3.4 Form of Certificate of Merger of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

 *3.5 Bylaws of the Registrant incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-4 (file no. 333-37014), filed with the Securities and Exchange Commission on May 15, 2000.

 *4.1 Form of Specimen Stock Certificate, incorporated by reference to Exhibit
      28.3 of the Registrant's Registration Statement on Form S-4 (file no. 33-
      42293), as filed with the Securities and Exchange Commission on August
      16, 1991.

 *4.2 Rights Agreement, dated as of December 31, 1991, between the Registrant and Manufacturers Hanover Trust Company of California, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant's Registration
      Statement on Form S-4 (file no. 33-42293), filed with the Securities and Exchange Commission on August 16, 1991.

 *4.3 Amendment No. 1 to Rights Agreement, effective as of May 12, 1999, between the Registrant and First Chicago Trust Company of New York, as rights agent, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
      31, 1999.

 *4.4 Indenture, dated as of April 1, 1992, by and between the Registrant and United States Trust Company of New York, Trustee, incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1993.

 *4.5 Standard Pacific Corp. Officers' Certificate dated June 17, 1997 with respect to the Registrant's 8 1/2% Senior Notes due 2007, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1997.

 *4.6 Standard Pacific Corp. Officers' Certificate dated February 5, 1998 with respect to the Registrant's 8% Senior Notes due 2008, incorporated by reference to Exhibit 4.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 *4.7 Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

 *4.8 First Supplemental Indenture relating to the Registrant's 8 1/2% Senior
      Notes due 2009, dated as of April 13, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 of the Registrant's
      Current Report on Form 8-K dated April 16, 1999.

 *4.9 Second Supplemental Indenture relating to the Registrant's 9 1/2% Senior
      Notes due 2010, dated as of September 5, 2000, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, with Form of
      Note attached, incorporated by reference to Exhibit 4.1 on the Registrant's Current Report on Form 8-K filed with the Securities and
      Exchange Commission on September 8, 2000.


 *10.1  Ninth Amended and Restated Revolving Credit Agreement dated as of
        September 26, 2000, among the Registrant, Bank of America, National
        Association, Bank One, NA, Guaranty Federal Bank, F.S.B., Bank United,
        Fleet National Bank, PNC Bank, National Association, Comerica Bank,
        Sanwa Bank California, Union Bank of California, SunTrust Bank and
        AmSouth Bank, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 2000.

 *10.2 Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant's prospectus dated October
        11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

 *10.3 Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 3, 1992.

 *10.4 Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August
        21, 1997.

 *10.5 Form of Non-Qualified Stock Option Agreement to be used in connection with Registrant's 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

 *10.6 Form of Non-Qualified Director's Stock Option Agreement to be used in connection with the Registrant's 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant's
        Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

 *10.7 Form of Incentive Stock Option Agreement to be used in connection with the Registrant's 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

 *10.8 Standard Pacific Corp. 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-4 (file no. 333-37014) filed with the Securities and Exchange
        Commission on May 15, 2000.

 *10.9 Stock Purchase Agreement, dated as of September 30, 1997, by and between the Registrant, Duc Development Company and Daniel A. Duc, incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1997.

 *10.10 Stock Purchase Agreement, dated as of August 26, 1998, between the
        Registrant and American General Finance, Inc., as amended on March 31,
        1999, incorporated by reference to Exhibit 10.2 of the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

 *10.11 Agreement and Plan of Merger dated as of April 14, 2000 among the Registrant, The Writer Corporation and TWC Acquisition Corp., incorporated by reference to Exhibit 2.1 of the Registrant's
        Registration Statement on Form S-4 (file no. 333-37014), filed with the
        Securities and Exchange Commission on May 15, 2000.

 *10.12 Industrial Lease between Irvine Technology Partners III and the
        Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999.

  10.13 Change of Control Agreement, dated December 1, 2000, between the
        Registrant and Stephen J. Scarborough.

  10.14 Form of Change of Control Agreement, between the Registrant and each of Michael C. Cortney, Andrew H. Parnes, Clay A. Halvorsen and Jari L.
        Kartozian.

  21.1  Subsidiaries of the Registrant.

  23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.

--------
(*) Previously filed.