Form 10-Q
period 2001-03-31
STANDARD PACIFIC CORP /DE/
filed 2001-05-15
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                    OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from      N/A    to
                                        ----------    --------

        Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)


                 Delaware                             33-0475989
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

      15326 Alton Parkway, Irvine, CA                 92618-2338
  (Address of principal executive offices)            (Zip Code)

     (Registrant's telephone number, including area code)   (949) 789-1600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at May 11, 2001: 30,190,457

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001




     The consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. Unless the context otherwise requires, the terms "we," "us" and "ours" refer to Standard Pacific Corp. and its predecessors and subsidiaries.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2001           2000
                                                              ------------    ------------
Homebuilding:
    Revenues                                                  $    286,751    $    232,120
    Cost of sales                                                  219,469         190,206
                                                              ------------    ------------
          Gross margin                                              67,282          41,914
                                                              ------------    ------------
    Selling, general and administrative expenses                    26,809          18,450
    Income from unconsolidated joint ventures                        5,766             907
    Interest expense                                                 1,171             429
    Amortization of excess of cost over net assets acquired            586             495
    Other income                                                         7              34
                                                              ------------    ------------
       Homebuilding pretax income                                   44,489          23,481
                                                              ------------    ------------
Financial Services:
    Revenues                                                         1,633             430
    Expenses                                                         1,365             817
    Income from unconsolidated joint ventures                          303             148
    Other income                                                        73              49
                                                              ------------    ------------
       Financial services pretax income (loss)                         644            (190)
                                                              ------------    ------------
Income before taxes                                                 45,133          23,291
Provision for income taxes                                         (17,968)         (9,396)
                                                              ------------    ------------
Net Income                                                    $     27,165    $     13,895
                                                              ============    ============
Basic Net Income Per Share:
  Net Income Per Share                                        $       0.90    $       0.48
                                                              ============    ============
  Weighted average common shares outstanding                    30,181,803      29,052,400
                                                              ============    ============
Diluted Net Income Per Share:
  Net Income Per Share                                        $       0.88    $       0.48
                                                              ============    ============
  Weighted average common and diluted shares outstanding        30,930,620      29,168,978
                                                              ============    ============


 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)

                                                                       March 31,       December 31,
                                                                          2001             2000
                                                                       ----------       ----------
                                                                       (Unaudited)
                            ASSETS

Homebuilding:
     Cash and equivalents                                              $    1,779       $   38,270
     Mortgage notes receivable and accrued interest                         1,519            1,744
     Other notes and receivables, net                                      25,704           37,640
     Inventories                                                          954,946          843,103
     Investments in and advances to unconsolidated joint ventures          95,054           90,166
     Property and equipment, net                                            5,741            5,150
     Deferred income taxes                                                 18,231           17,289
     Other assets                                                          10,503           12,650
     Excess of cost over net assets acquired, net                          16,265           16,850
                                                                       ----------       ----------
                                                                        1,129,742        1,062,862
                                                                       ----------       ----------
Financial Services:
     Cash and equivalents                                                      40              173
     Mortgage loans held for sale                                          45,272           54,070
     Other assets                                                           1,034            1,681
                                                                       ----------       ----------
                                                                           46,346           55,924
                                                                       ----------       ----------
         Total Assets                                                  $1,176,088       $1,118,786
                                                                       ==========       ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Homebuilding:
     Accounts payable                                                  $   66,618       $   70,372
     Accrued liabilities                                                   91,549           91,408
     Revolving credit facility                                             42,800             --
     Trust deed notes payable                                                 366              393
     Senior notes payable                                                 423,987          423,958
                                                                       ----------       ----------
                                                                          625,320          586,131
                                                                       ----------       ----------
Financial Services:
     Accounts payable and other liabilities                                   663            1,095
     Mortgage warehouse line of credit                                     35,916           45,330
                                                                       ----------       ----------
                                                                           36,579           46,425
                                                                       ----------       ----------
Stockholders' Equity:
     Preferred stock, $.01 par value; 10,000,000 shares authorized;
          none issued                                                        --               --
     Common stock, $.01 par value; 100,000,000 shares authorized;
          30,261,211 and 30,076,494 shares outstanding, respectively          303              301
     Paid-in capital                                                      295,427          292,223
     Retained earnings                                                    218,459          193,706
                                                                       ----------       ----------
     Total stockholders' equity                                           514,189          486,230
                                                                       ----------       ----------
         Total Liabilities and Stockholders' Equity                    $1,176,088       $1,118,786
                                                                       ==========       ==========

      The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ---------------------------
                                                                                2001            2000
                                                                             ---------        ---------
Cash Flows From Operating Activities:
     Net income                                                              $  27,165        $  13,895
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
            Income from unconsolidated joint ventures                           (5,766)            (907)
            Depreciation and amortization                                          448              323
            Amortization of excess of cost over net assets acquired                586              495
            Changes in cash and equivalents due to:
                 Receivables and accrued interest                               20,959           (7,510)
                 Inventories                                                  (111,814)         (34,477)
                 Deferred income taxes                                            (942)            (724)
                 Other assets                                                    2,771            1,169
                 Accounts payable                                               (3,754)           3,371
                 Accrued liabilities                                               683            2,055
                                                                             ---------        ---------
     Net cash provided by (used in) operating activities                       (69,664)         (22,310)
                                                                             ---------        ---------
Cash Flows From Investing Activities:
     Investments in and advances to unconsolidated joint ventures              (14,612)         (23,145)
     Distributions and repayments from unconsolidated joint ventures            15,490           13,293
     Net additions to property and equipment                                    (1,016)            (393)
                                                                             ---------        ---------
     Net cash provided by (used in) investing activities                          (138)         (10,245)
                                                                             ---------        ---------
Cash Flows From Financing Activities:
     Net proceeds from (payments on) revolving credit facility                  42,800           41,000
     Net proceeds from (payments on) mortgage warehouse line of credit          (9,414)          (1,133)
     Principal payments on senior notes and trust deed notes payable               (27)             (32)
     Dividends paid                                                             (2,412)          (2,336)
     Repurchase of common shares                                                  --             (4,872)
     Proceeds from the exercise of stock options                                 2,231               37
                                                                             ---------        ---------
     Net cash provided by (used in) financing activities                        33,178           32,664
                                                                             ---------        ---------
Net increase (decrease) in cash and equivalents                                (36,624)             109
Cash and equivalents at beginning of period                                     38,443            3,178
                                                                             ---------        ---------
Cash and equivalents at end of period                                        $   1,819        $   3,287
                                                                             =========        =========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                            $  10,938        $   5,540
         Income taxes                                                           14,700            4,300

Supplemental Disclosure of Noncash Activities:
     Income tax benefit credited in connection with stock option exercises   $     975        $       9

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.  Basis of Presentation
    ---------------------

    In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the periods presented.

2.  Inventories
    -----------

    Inventories consisted of the following:
                                                   March 31,     December 31,
                                                     2001           2000
                                                   ---------     ------------
                                                     (Dollars in thousands)
Housing completed and under construction            $363,682         $344,237
Land and land under development                      527,877          443,325
Model homes                                           63,387           55,541
                                                   ---------         --------
                                                    $954,946         $843,103
                                                   =========         ========

3.  Capitalization of Interest
    --------------------------

    The following is a summary of interest capitalized and expensed related to inventories for the three month periods ended March 31, 2001 and 2000.

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         2001           2000
                                                       -------        --------
                                                        (Dollars in thousands)
Total interest incurred during the period              $10,728         $ 8,027
Less:  Interest capitalized as a cost of
       real estate under development                     9,557           7,598
                                                       -------        --------
Interest expense                                       $ 1,171         $   429
                                                       =======        ========

Interest previously capitalized as a
  cost of real estate  under development,
  included in cost of sales                            $ 8,766         $ 5,002
                                                       =======        ========
Capitalized interest in ending inventories             $24,351         $23,982
                                                       =======        ========

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

5.  Recent Accounting Pronouncement
    -------------------------------

    We adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. Under the provisions of SFAS 133, we are required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure these instruments at fair value. The adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

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


                                                                         For the Three Months Ended March 31,
                                       --------------------------------------------------------------------------------------------
                                                          2001                                              2000
                                       --------------------------------------------      ------------------------------------------
                                         Income          Shares            EPS             Income          Shares           EPS
                                       -----------     ----------       ----------       ----------      ----------      ----------
                                                       (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders                       $    27,165     30,181,803       $     0.90       $   13,895      29,052,400      $     0.48
Effect of dilutive stock options                 -        748,817                                 -         116,578
                                       -----------     ----------                        ----------      ----------
Diluted net income per share           $    27,165     30,930,620       $     0.88       $   13,895      29,168,978      $     0.48
                                       ===========     ==========       ==========       ==========      ==========      ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                         Selected Financial Information

                                                                          Three Months Ended March 31,
                                                                         -----------------------------
                                                                            2001                2000
                                                                         ---------           ---------
                                                                            (Dollars in thousands)
Homebuilding:
 Revenues                                                                 $286,751            $232,120
 Cost of sales                                                             219,469             190,206
                                                                         ---------           ---------
   Gross margin                                                             67,282              41,914
                                                                         ---------           ---------
   Gross margin percentage                                                    23.5%               18.1%
                                                                         ---------           ---------
 Selling, general and administrative expenses                               26,809              18,450
 Income from unconsolidated joint ventures                                   5,766                 907
 Interest expense                                                            1,171                 429
 Amortization of excess of cost over net assets acquired                       586                 495
 Other income                                                                    7                  34
                                                                         ---------           ---------
   Homebuilding pretax income                                               44,489              23,481
                                                                         ---------           ---------

Financial Services:
 Revenues                                                                    1,633                 430
 Expenses                                                                    1,365                 817
 Income from unconsolidated joint ventures                                     303                 148
 Other income                                                                   73                  49
                                                                         ---------           ---------
   Financial services pretax income (loss)                                     644                (190)
                                                                         ---------           ---------

Income before taxes                                                       $ 45,133            $ 23,291
                                                                         =========           =========

                                 Operating Data


                                                                          Three Months Ended March 31,
                                                                         -----------------------------
                                                                            2001                2000
                                                                         ---------           ---------
New homes delivered:
  Southern California                                                          180                235
  Northern California                                                          189                174
                                                                         ---------           ---------
      Total California                                                         369                409
                                                                         ---------           ---------

  Texas                                                                        128                104
  Arizona                                                                      202                183
  Colorado                                                                      84                  -
                                                                         ---------           ---------

  Consolidated total                                                           783                696
  Unconsolidated joint ventures (Southern California)                           32                 17
                                                                         ---------           ---------
            Total                                                              815                713
                                                                         =========           =========


Average selling price:
  California deliveries (excluding joint ventures)                        $518,678           $428,966
  Texas deliveries                                                        $289,109           $254,686
  Arizona deliveries                                                      $161,452           $163,470
  Colorado deliveries                                                     $300,599           $      -
  Consolidated deliveries (excluding joint ventures)                      $365,596           $333,117
  Unconsolidated joint venture deliveries (Southern California)           $557,444           $501,246

                                                                        Three Months Ended March 31,
                                                                     -----------------------------------
                                                                       2001                      2000
                                                                     --------                   --------
Net new orders:
  Southern California                                                     367                        341
  Northern California                                                     148                        328
                                                                     --------                   --------
   Total California                                                       515                        669
                                                                     --------                   --------
  Texas                                                                   167                        157
  Arizona                                                                 343                        243
  Colorado                                                                110                         --
                                                                     --------                   --------
  Consolidated total                                                    1,135                      1,069
  Unconsolidated joint ventures (Southern California)                      49                         44
                                                                     --------                   --------
   Total                                                                1,184                      1,113
                                                                     ========                   ========
Average selling communities during the quarter:
  Southern California                                                      19                         20
  Northern California                                                      13                         14
  Texas                                                                    28                         22
  Arizona                                                                  17                         13
  Colorado                                                                 12                         --
  Unconsolidated joint ventures (Southern California)                       2                          3
                                                                     --------                   --------
   Total                                                                   91                         72
                                                                     ========                   ========

                                                                                 At  March 31,
                                                                     -----------------------------------
                                                                       2001                       2000
                                                                     --------                   --------
Backlog (in units):
  Southern California                                                     601                        448
  Northern California                                                     234                        327
                                                                     --------                   --------
   Total California                                                       835                        775
                                                                     --------                   --------
  Texas                                                                   280                        179
  Arizona                                                                 558                        387
  Colorado                                                                174                         --
                                                                     --------                   --------
  Consolidated total                                                    1,847                      1,341
  Unconsolidated joint ventures (Southern California)                      64                         73
                                                                     --------                   --------
   Total                                                                1,911                      1,414
                                                                     ========                   ========
Backlog at quarter end (estimated dollar value in thousands)         $637,790                   $477,393
                                                                     ========                   ========
Building sites owned or controlled:
  California                                                            9,341                      8,223
  Texas                                                                 2,944                      2,318
  Arizona                                                               3,159                      3,978
  Colorado                                                              2,175                         --
                                                                     --------                   --------
   Total                                                               17,619                     14,519
                                                                     ========                   ========
Completed and unsold homes                                                111                        156
                                                                     ========                   ========
Homes under construction                                                2,338                      1,605
                                                                     ========                   ========

     Net income for the 2001 first quarter increased 96 percent to a record $27.2 million, or $0.88 per diluted share, compared to $13.9 million, or $0.48 per diluted share, for the year earlier period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter 2001 was $51.5 million compared to $29.8 million for the same period last year. Our EBITDA margin was 18.0 percent for the 2001 first quarter, up 510 basis points over the year earlier quarter.

     Homebuilding

     Homebuilding pretax income was up 89 percent to $44.5 million for the three months ended March 31, 2001 compared to $23.5 million in the previous year period. The higher level of operating income was primarily attributable to a 540 basis point improvement in the homebuilding gross margin percentage, a 24 percent increase in homebuilding revenues and a $4.9 million increase in joint venture income.

     Homebuilding revenues for the 2001 first quarter were $286.8 million compared to $232.1 million in the 2000 first quarter. The higher revenue total was due to a 13 percent increase in deliveries to 783 new homes (exclusive of joint ventures) and a 10 percent increase in the average home price to $366,000. During the 2001 first quarter we delivered 401 new homes in California compared to 426 homes in the previous year period. Deliveries were up 9 percent in Northern California but were down 16 percent in Southern California due to fewer active communities. Deliveries were up 23 percent in Texas to 128 homes and up 10 percent in Arizona to 202 homes. Our new Colorado division delivered 84 new homes during the 2001 first quarter.

     The average home price in California was up $90,000, or 21 percent, to $519,000 during the 2001 first quarter reflecting both a change in product mix as well as general price appreciation. The average home price in Texas was up 14 percent to $289,000 reflecting the delivery of larger, more expensive homes, and to a lesser extent, general price appreciation experienced in the Austin market. The average home price in Arizona was in line with prior year period at $161,000 and the average home price in Colorado was $300,000 for the quarter. The consolidated average home price for the 2001 second quarter is expected to be approximately $330,000 to $340,000 compared to $341,000 in the 2000 second quarter and is projected to be approximately $340,000 to $350,000 for the full year 2001 compared to $354,000 in 2000.

     The homebuilding gross margin percentage for the 2001 first quarter was up 540 basis points to 23.5 percent versus 18.1 percent in the year earlier quarter. The significant increase in the gross margin percentage was driven principally by a jump in California gross margins, particularly in Northern California where gross margins exceeded 30 percent. Home prices in California continued to climb due to strong housing demand while labor and material costs remained relatively stable during the quarter. Texas and Arizona gross margins were up modestly over the prior year level.

     Selling, general and administrative ("SG&A") expenses for the 2001 first quarter were 9.4 percent of revenues compared to 7.9 percent in the year earlier quarter. The higher level of general and administrative expenses as a percentage of revenues was due primarily to increases in profit-based compensation and insurance expense while selling costs were also higher due to an increase in the number of active selling communities. We expect the SG&A rate for the full year to be in the 8.5 percent range as fixed expenses are spread over an expected higher revenue base.

     Income from unconsolidated joint ventures for the 2001 first quarter was generated from the delivery of 32 homes from our three-project joint venture in Fullerton, California in Orange County and the sale of lots to other builders from our Talega land development joint venture in South Orange County. We expect to deliver an additional 150 to 175 homes from the Fullerton venture in 2001 and additional lot sales from Talega are also planned for this year. Joint venture deliveries are also expected to come from our active adult project in Talega beginning in the 2001 third quarter and could total 115 to 125 homes for the year. In addition, we expect our joint venture in the City of San Francisco to begin deliveries in the 2001 third quarter which could total up to 30 homes for the full year.

     Amortization of costs over net assets acquired for the 2001 first quarter reflects a slight increase over the prior year period as it includes amortization related to the Colorado acquisition which closed in the 2000 third quarter.

     Net new home orders for the 2001 first quarter were up 6 percent over the year earlier period to a first quarter record 1,184 new homes on a 26 percent increase in average community count. Orders were up 8 percent in Southern California on a 9 percent decrease in average community count, down 55 percent in Northern California on a 7 percent lower average community count, up 6 percent in Texas on a 27 percent increase in active selling communities and up 41 percent in Arizona on a 31 percent higher community count. New orders in Colorado totaled 110 homes for the 2001 first quarter from 12 active communities. The slowing order trends in Northern California reflect a cooling in the local economy and a general lack of product available for sale relative to last year. The higher company-wide order levels combined with a strong backlog of presold homes resulted in a record first quarter end backlog of 1,911 presold homes, a 35 percent increase over the prior year total.

     For the quarter ended March 31, 2001, we opened 13 new communities, compared to 13 openings last year. For the balance of the year, we anticipate opening approximately 45 to 50 new communities, of which approximately 28 to 33 are expected to be located in California, 1 in Texas, 7 in Arizona and 9 in Colorado. The new community openings, particularly in California, reflect our efforts to broaden the price points of our new homes to include more lower priced homes in our markets. During 2001 we expect the number of active selling communities to fluctuate between 90 and 120 subdivisions which represents, on average, a 20 to 30 percent increase over the 2000 average community count level.

     Financial Services

     Revenues from our financial services subsidiary for the 2001 first quarter were up 280 percent over the 2000 first quarter. The higher revenue total was driven by a 215 percent increase in the dollar volume of loans sold during the quarter. The increase in loan volume was due primarily to higher capture rates in our California projects combined with a higher average loan balance as a result of the delivery of higher priced homes in California. The rise in operating expenses during the 2001 first quarter compared to the year earlier period primarily reflects the higher origination and loan sale activity in California.

     The financial services joint venture income reflects the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas with Wells Fargo Home Mortgage, and, for 2001, WRT Financial, our mortgage banking joint venture in Colorado.

     Other financial services income represents earnings from our title insurance operation in Texas, which serves as a title insurance agent that offers title examination services.

Liquidity and Capital Resources

     Our homebuilding operations' principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion (including acquisitions), principal and interest payments on debt, share repurchases and dividends to our shareholders. Cash requirements have been provided from internally generated funds and outside borrowings, including our bank revolving credit facility and public note offerings. Our mortgage banking subsidiary uses cash from internal funds, a parent line of credit and a mortgage warehouse credit facility to fund its mortgage lending operations. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash, together with equity or equity-related capital sources, are sufficient to finance our current working capital requirements and other needs.

     In September 2000, we amended our $450 million unsecured revolving credit facility with our bank group, to among other things, extend the maturity date one year to July 31, 2004 and revise certain financial and other covenants. Additionally, the amended credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million subject to the approval of the agent bank. This agreement also contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At March 31, 2001, we had borrowings of $42.8 million outstanding and had issued approximately $22.4 million of letters of credit under this facility.

     To fund mortgage loans originated by our financial services subsidiary, we have a $40 million revolving mortgage warehouse credit facility with a bank. Presold mortgage loans are warehoused for a short period of time (typically for 15 to 30 days) while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically warehoused for 15 to 60 days before sale to third party investors. Borrowings under the warehouse facility, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a current maturity date of May 29, 2001, also contains certain financial covenants. We are in discussions with the bank regarding extending the maturity date of this facility, which we anticipate to be completed before its current maturity date. At March 31, 2001, we had borrowings of $35.9 million outstanding under this facility.

     In January 2001, the Securities and Exchange Commission declared effective our $425 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. We currently have the full amount available under this universal shelf (excluding approximately $32.7 million of common stock registered on behalf of potential selling stockholders).

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At March 31, 2001, we had approximately $366,000 outstanding in trust deed notes payable.

     As a form of off balance sheet financing and for other strategic purposes, joint venture structures are used on selected projects. This type of structure, which typically includes obtaining secured construction and development financing, minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.
If the market value of the properties in certain of these joint ventures declines, we may be required to make capital contributions to these ventures to reduce amounts borrowed under secured construction loans.

     We paid approximately $2.4 million, or $0.08 per common share, in dividends to our stockholders during the quarter ended March 31, 2001. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On April 24, 2001, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on May 25, 2001 to shareholders of record on May 11, 2001.

     During the quarter ended March 31, 2001, we issued 184,717 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $2.2 million.

     In April 2001, our Board of Directors approved a new $35 million stock repurchase plan which replaced our previously announced stock buyback plan. Through May 11, 2001, we have repurchased 80,000 shares of common stock for approximately $1.6 million under the new plan, leaving a balance of approximately $33.4 million available for future share repurchases.

     We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. SPH Mortgage, WRT Financial and, to a lesser extent, Family Lending manage interest rate risk with respect to loan commitments and loans held for sale by preselling loans. Preselling loans consist of obtaining commitments (subject to certain conditions) from investors (in the case of SPH Mortgage and WRT Financial, typically from their financial institution partners) to purchase mortgage loans concurrently with extending interest rate locks to loan applicants.

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

     Please see our Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion related to our market risk exposure.

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

 .  expected average home prices;
 .  our expected SG&A rate;
 .  expected joint venture deliveries and land sales;
 .  orders and our backlog of homes and their estimated sales value;
 .  planned new home community openings and the expected number of active selling communities;
 .  the sufficiency of our cash provided by internally generated funds and outside borrowings;
 .  our planned continued use of joint ventures as a financing structure;
 .  the likely effect on our future liquidity of our existing material commitments and off balance sheet financing arrangements; and . our exposure to market risks, including fluctuations in interest rates.

     Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors -- many of which are out of our control and difficult to forecast -- that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

 . local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;
 .  the cost and availability of suitable undeveloped land, building materials and labor;
 .  the cost and availability of construction financing and corporate debt and equity capital;
 .  the demand for single-family homes;
 .  cancellations of purchase contracts by homebuyers;
 .  the cyclical and competitive nature of our business;
 .  governmental regulation, including the impact of "slow growth" or similar initiatives;
 .  delays in the land entitlement process, development, construction, or the opening of new home communities;
 .  adverse weather conditions and natural disasters;
 .  environmental matters;
 .  risks relating to our mortgage banking operations, including hedging activities;
 .  future business decisions and our ability to successfully implement our operational, growth and other strategies;
 .  litigation and warranty claims; and
 .  other risks discussed in our filings with the Securities and Exchange
   Commission, including in our most recent Annual Report on Form 10-K.

     We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:    May 14, 2001              By:  /s/ Stephen J. Scarborough
                                         ----------------------------
                                         Stephen J. Scarborough
                                         Chief Executive Officer and
                                         President


Dated:    May 14, 2001              By:    /s/ Andrew H. Parnes
                                         ----------------------------
                                         Andrew H. Parnes
                                         Senior Vice President - Finance,
                                         Treasurer and Chief
                                         Financial Officer

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

              None

         (b)  Current Reports on Form 8-K

              None