Form 10-Q
period 2001-06-30
STANDARD PACIFIC CORP /DE/
filed 2001-08-14
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      N/A        to
                                         ----------------  __________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at August 1, 2001: 30,088,332

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                     STANDARD PACIFIC CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                   Three Months Ended June 30,
                                                                         -----------------------------------------------
                                                                               2001                         2000
                                                                         ------------------          -------------------
Homebuilding:
  Revenues                                                               $       323,916             $        283,689
  Cost of sales                                                                  252,442                      232,163
                                                                         ------------------          -------------------
          Gross margin                                                            71,474                       51,526
                                                                         ------------------          -------------------
  Selling, general and administrative expenses                                    28,988                       24,150
  Income from unconsolidated joint ventures                                        2,139                        7,052
  Interest expense                                                                 1,253                          825
  Amortization of goodwill                                                           586                          495
  Other income                                                                       117                           55
                                                                         ------------------          -------------------
       Homebuilding pretax income                                                 42,903                       33,163
                                                                         ------------------          -------------------

Financial Services:
  Revenues                                                                         1,852                          588
  Expenses                                                                         1,473                          992
  Income from unconsolidated joint ventures                                          338                          195
  Other income                                                                       122                           71
                                                                         ------------------          -------------------
       Financial services pretax income (loss)                                       839                         (138)
                                                                         ------------------          -------------------

Income before taxes                                                                 43,742                       33,025
Provision for income taxes                                                         (17,424)                     (13,002)
                                                                         ------------------          -------------------
Net Income                                                               $          26,318           $           20,023
                                                                         ==================          ===================


Basic Net Income Per Share:
  Net Income Per Share                                                   $            0.87           $             0.70
                                                                         ==================          ===================

  Weighted average common shares outstanding                                    30,205,134                   28,716,633
                                                                         ==================          ===================
Diluted Net Income Per Share:
  Net Income Per Share                                                   $            0.85           $             0.69
                                                                         ==================          ===================

  Weighted average common and diluted shares outstanding                        30,834,068                   28,842,493
                                                                         ==================          ===================


       The accompanying notes are an integral part of these consolidated statements.

                     STANDARD PACIFIC CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                 -----------------------------------------------
                                                                        2001                         2000
                                                                 ------------------          -------------------
Homebuilding:
  Revenues                                                       $       610,667             $        515,808
  Cost of sales                                                          471,911                      422,368
                                                                 ------------------          -------------------
          Gross margin                                                   138,756                       93,440
                                                                 ------------------          -------------------
  Selling, general and administrative expenses                            55,798                       42,600
  Income from unconsolidated joint ventures                                7,905                        7,958
  Interest expense                                                         2,424                        1,253
  Amortization of goodwill                                                 1,171                          989
  Other income                                                               124                           89
                                                                 ------------------          -------------------
       Homebuilding pretax income                                         87,392                       56,645
                                                                 ------------------          -------------------

Financial Services:
  Revenues                                                                 3,484                        1,018
  Expenses                                                                 2,837                        1,809
  Income from unconsolidated joint ventures                                  641                          343
  Other income                                                               195                          121
                                                                 ------------------          -------------------
       Financial services pretax income (loss)                             1,483                         (327)
                                                                 ------------------          -------------------

Income before taxes                                                       88,875                       56,318
Provision for income taxes                                               (35,392)                     (22,399)
                                                                 ------------------          -------------------
Net Income                                                       $        53,483             $         33,919
                                                                 ==================          ===================

Basic Net Income Per Share:
  Net Income Per Share                                           $          1.77             $           1.17
                                                                 ==================          ===================

  Weighted average common shares outstanding                          30,193,750                   28,882,521
                                                                 ==================          ===================

Diluted Net Income Per Share:
  Net Income Per Share                                           $          1.73             $           1.17
                                                                 ==================          ===================

  Weighted average common and diluted shares outstanding              30,890,992                   29,004,124
                                                                 ==================          ===================

       The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)

                                                                                 June 30,                December 31,
                                                                                   2001                     2000
                                                                               ---------------         --------------
                                                                                (Unaudited)
                                    ASSETS
Homebuilding:
     Cash and equivalents                                                     $    4,126               $   38,270
     Mortgage notes receivable and accrued interest                                1,589                    1,744
     Other notes and receivables, net                                             27,957                   37,640
     Inventories                                                               1,056,929                  843,103
     Investments in and advances to unconsolidated joint ventures                 94,640                   90,166
     Property and equipment, net                                                   6,395                    5,150
     Deferred income taxes                                                        20,303                   17,289
     Other assets                                                                  8,301                   12,650
     Goodwill, net                                                                15,679                   16,850
                                                                              ----------               ----------
                                                                               1,235,919                1,062,862
                                                                              ----------               ----------

Financial Services:
     Cash and equivalents                                                             69                      173
     Mortgage loans held for sale                                                 46,489                   54,070
     Other assets                                                                  1,232                    1,681
                                                                              ----------               ----------
                                                                                  47,790                   55,924
                                                                              ----------               ----------
         Total Assets                                                         $1,283,709               $1,118,786
                                                                              ==========               ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Homebuilding:
     Accounts payable                                                         $   63,447               $   70,372
     Accrued liabilities                                                          76,557                   91,408
     Revolving credit facility                                                    97,500                     --
     Trust deed notes payable                                                        491                      393
     Senior notes payable                                                        473,151                  423,958
                                                                              ----------               ----------
                                                                                 711,146                  586,131
                                                                              ----------               ----------

Financial Services:
     Accounts payable and other liabilities                                          704                    1,095
     Mortgage warehouse line of credit                                            36,197                   45,330
                                                                              ----------               ----------
                                                                                  36,901                   46,425
                                                                              ----------               ----------

Stockholders' Equity:
     Preferred stock, $.01 par value; 10,000,000 shares authorized;
          none issued                                                               --                       --
     Common stock, $.01 par value; 100,000,000 shares authorized;
          30,142,457 and 30,076,494 shares outstanding, respectively                 301                      301
     Paid-in capital                                                             292,999                  292,223
     Retained earnings                                                           242,362                  193,706
                                                                              ----------               ----------
     Total stockholders' equity                                                  535,662                  486,230
                                                                              ----------               ----------
         Total Liabilities and Stockholders' Equity                           $1,283,709               $1,118,786
                                                                              ==========               ==========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                     -----------------------------------
                                                                                         2001                     2000
                                                                                     ---------------      --------------
Cash Flows From Operating Activities:
     Net income                                                                      $  53,483                 $  33,919
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
            Income from unconsolidated joint ventures                                   (7,905)                   (7,958)
            Depreciation and amortization                                                  949                       722
            Amortization of goodwill                                                     1,171                       989
            Changes in cash and equivalents due to:
                 Receivables and accrued interest                                       17,419                       614
                 Inventories                                                          (201,400)                  (58,279)
                 Deferred income taxes                                                  (3,014)                   (1,724)
                 Other assets                                                            5,297                     2,300
                 Accounts payable                                                       (6,925)                    8,399
                 Accrued liabilities                                                   (14,225)                   (3,015)
                                                                                     ---------                 ---------
     Net cash provided by (used in) operating activities                              (155,150)                  (24,033)
                                                                                     ---------                 ---------

Cash Flows From Investing Activities:
     Investments in and advances to unconsolidated joint ventures                      (35,970)                  (54,198)
     Distributions and repayments from unconsolidated joint ventures                    27,325                    33,163
     Net additions to property and equipment                                            (2,178)                   (2,404)
                                                                                     ---------                 ---------
     Net cash provided by (used in) investing activities                               (10,823)                  (23,439)
                                                                                     ---------                 ---------

Cash Flows From Financing Activities:
     Net proceeds from (payments on) revolving credit facility                          97,500                    54,900
     Net proceeds from (payments on) mortgage warehouse line of credit                  (9,133)                    1,086
     Proceeds from the issuance of senior notes                                         48,615                      --
     Principal payments on senior notes and trust deed notes payable                      (189)                      (32)
     Dividends paid                                                                     (4,827)                   (4,634)
     Repurchase of common shares                                                        (2,616)                   (5,386)
     Proceeds from the exercise of stock options                                         2,375                        37
                                                                                     ---------                 ---------
     Net cash provided by (used in) financing activities                               131,725                    45,971
                                                                                     ---------                 ---------
Net increase (decrease) in cash and equivalents                                        (34,248)                   (1,501)
Cash and equivalents at beginning of period                                             38,443                     3,178
                                                                                     ---------                 ---------
Cash and equivalents at end of period                                                $   4,195                 $   1,677
                                                                                     =========                 =========


Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                                    $  21,301                 $  15,859
         Income taxes                                                                   58,738                    25,280

Supplemental Disclosure of Noncash Activities:
     Inventory received as distributions from unconsolidated joint ventures          $  12,076                 $   5,517
     Income tax benefit credited in connection with stock option exercises               1,017                      --

                The accompanying notes are an integral part of
                        these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


1.   Basis of Presentation
     ---------------------

          In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the periods presented.

2.   Inventories
     -----------

          Inventories consisted of the following:
                                                        June 30,    December 31,
                                                         2001          2000
                                                      ----------     ---------
                                                       (Dollars in thousands)

     Housing completed and under construction         $  423,404     $ 344,237
     Land and land under development                     564,426       443,325
     Model homes                                          69,099        55,541
                                                      ----------     ---------
                                                      $1,056,929     $ 843,103
                                                      ==========     =========

3.   Capitalization of Interest
     --------------------------

          The following is a summary of interest capitalized and expensed related to inventories for the three month and six month periods ended June 30, 2001 and 2000.

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                     ----------------------------        ----------------------------
                                                        2001             2000               2001               2000
                                                     ---------        -----------        --------            --------
                                                                          (Dollars in thousands)
     Total interest incurred during the period       $  12,324         $ 8,827            $23,051            $16,854
     Less: Interest capitalized as a cost of
       real estate under development                    11,071           8,002             20,627             15,600
                                                     ---------         -------            -------            -------
     Interest expense                                $   1,253         $   825            $ 2,424            $ 1,254
                                                     =========         =======            =======            =======
     Interest previously capitalized as a
       cost of real estate under development,
       included in cost of sales                     $   8,088         $ 5,913            $16,854            $10,915
                                                     =========         =======            =======            =======
     Capitalized interest in ending inventories                                           $27,334            $26,071
                                                                                          =======            =======

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

5.   Recent Accounting Pronouncements
     --------------------------------

          We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. Under the provisions of SFAS 133, we are required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure these instruments at fair value. The adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

          Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. We will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 we will cease recording amortization of goodwill which would increase net income in 2002 by approximately $1.9 million, net of income taxes, or approximately $0.06 per diluted share. Other than ceasing the amortization of goodwill, we do not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as we do not currently anticipate any impairment charges for existing goodwill.

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


                                                                      For the Three Months Ended June 30,
                                        -------------------------------------------------------------------------------------------
                                                            2001                                            2000
                                        -----------------------------------------     ---------------------------------------------
                                           Income           Shares          EPS         Income               Shares          EPS
                                        ------------      ---------       -------     -----------          ------------    -------
                                                                     (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
   Income available to common
       stockholders                        $26,318        30,205,134         $0.87          $20,023        28,716,633      $0.70
Effect of dilutive stock options                 -           628,934                              -           125,860
                                           -------        ----------                        -------        ----------
 Diluted net income per share              $26,318        30,834,068         $0.85          $20,023        28,842,493      $0.69
                                           =======        ==========         =====          =======        ==========      =====

                                                                      For the Six Months Ended June 30,
                                        -------------------------------------------------------------------------------------------
                                                            2001                                            2000
                                        -------------------------------------------   ---------------------------------------------
                                           Income           Shares          EPS            Income            Shares          EPS
                                        ------------      ---------       -------     -----------          ------------    -------
                                                                     (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
   Income available to common
       stockholders                        $53,483        30,193,750         $1.77          $33,919        28,882,521      $1.17
Effect of dilutive stock options                 -           697,242                              -           121,603
                                           -------        ----------                        -------        ----------
 Diluted net income per share              $53,483        30,890,992         $1.73          $33,919        29,004,124      $1.17
                                           =======        ==========         =====          =======        ==========      =====


7.   8 1/2% Senior Notes due 2009
     ----------------------------

     In June 2001, we issued $50 million of 8 1/2% Senior Notes which mature on April 1, 2009. This note offering was an add-on to our previously issued 8 1/2% Senior Notes due 2009. The add-on notes were issued at a discount to yield approximately 8.8 percent. These notes are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. Interest is due and payable on April 1 and October 1 of each year until maturity. The notes are redeemable at our option, in whole or in part, commencing April 1, 2004 at
104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $48.6 million and were used to repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                        Selected Financial Information

                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                  ---------------------------      -------------------------
                                                                     2001             2000            2001           2000
                                                                  -----------      ----------      ----------     ----------
                                                                                     (Dollars in thousands)
Homebuilding:
   Revenues                                                       $   323,916      $  283,689      $  610,667     $  515,808
   Cost of sales                                                      252,442         232,163         471,911        422,368
                                                                  -----------      ----------      ----------     ----------
       Gross margin                                                    71,474          51,526         138,756         93,440
                                                                  -----------      ----------      ----------     ----------
       Gross margin percentage                                           22.1%           18.2%           22.7%          18.1%
                                                                  -----------      ----------      ----------     ----------
   Selling, general and administrative expenses                        28,988          24,150          55,798         42,600
   Income from unconsolidated joint ventures                            2,139           7,052           7,905          7,958
   Interest expense                                                     1,253             825           2,424          1,253
   Amortization of goodwill                                               586             495           1,171            989
   Other income                                                           117              55             124             89
                                                                  -----------      ----------      ----------     ----------
       Homebuilding pretax income                                      42,903          33,163          87,392         56,645
                                                                  -----------      ----------      ----------     ----------

Financial Services:
   Revenues                                                             1,852             588           3,484          1,018
   Expenses                                                             1,473             992           2,837          1,809
   Income from unconsolidated joint ventures                              338             195             641            343
   Other income                                                           122              71             195            121
                                                                  -----------      ----------      ----------     ----------
       Financial services pretax income (loss)                            839            (138)          1,483           (327)
                                                                  -----------      ----------      ----------     ----------

Income before taxes                                               $    43,742      $   33,025      $   88,875     $   56,318
                                                                  ===========      ==========      ==========     ==========

                                Operating Data

                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                  ---------------------------      -------------------------
                                                                     2001             2000            2001           2000
                                                                  -----------      ----------      ----------     ----------
New homes delivered:
   Southern California                                                    271             272             451            507
   Northern California                                                    163             194             352            368
                                                                  -----------      ----------      ----------     ----------
       Total California                                                   434             466             803            875
                                                                  -----------      ----------      ----------     ----------

   Texas                                                                  193             127             321            231
   Arizona                                                                302             236             504            419
   Colorado                                                               106               -             190              -
                                                                  -----------      ----------      ----------     ----------

   Consolidated total                                                   1,035             829           1,818          1,525
   Unconsolidated joint ventures (California)                              29              31              61             48
                                                                  -----------      ----------      ----------     ----------
       Total                                                            1,064             860           1,879          1,573
                                                                  ===========      ==========      ==========     ==========

Average selling price:
   California deliveries (excluding joint ventures)               $   420,239      $  443,907      $  465,475     $  436,923
   Texas deliveries                                               $   295,664      $  284,827      $  293,050     $  271,257
   Arizona deliveries                                             $   173,335      $  168,649      $  168,572     $  166,387
   Colorado deliveries                                            $   299,127      $        -      $  299,778     $        -
   Consolidated deliveries (excluding joint ventures)             $   312,562      $  341,176      $  335,403     $  337,498
   Unconsolidated joint venture deliveries (California)           $   540,773      $  566,055      $  549,518     $  543,102

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------
                                                        2001             2000             2001            2000
                                                     ----------       ----------        ---------       ---------
Net New Orders:
    Southern California                                     432              433              799             774
    Northern California                                      67              280              215             608
                                                     ----------       ----------        ---------       ---------
      Total California                                      499              713            1,014           1,382
                                                     ----------       ----------        ---------       ---------

    Texas                                                   162              168              329             325
    Arizona                                                 281              225              624             468
    Colorado                                                 80                -              190               -
                                                     ----------       ----------        ---------       ---------

    Consolidated total                                    1,022            1,106            2,157           2,175
    Unconsolidated joint ventures (California)              157               40              206              84
                                                     ----------       ----------        ---------       ---------
      Total                                               1,179            1,146            2,363           2,259
                                                     ==========       ==========        =========       =========


Average selling communities during the quarter:
    Southern California                                      20               23
    Northern California                                      13               14
    Texas                                                    28               25
    Arizona                                                  17               15
    Colorado                                                  9                -
    Unconsolidated joint ventures (California)                7                3
                                                     ----------       ----------
      Total                                                  94               80
                                                     ==========       ==========

                                                             At June 30,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------
Backlog (in units):
    Southern California                                     762              609
    Northern California                                     138              413
                                                     ----------       ----------
      Total California                                      900            1,022
                                                     ----------       ----------

    Texas                                                   249              220
    Arizona                                                 537              376
    Colorado                                                148                -
                                                     ----------       ----------

    Consolidated total                                    1,834            1,618
    Unconsolidated joint ventures (California)              192               82
                                                     ----------       ----------
      Total                                               2,026            1,700
                                                     ==========       ==========

Backlog at quarter end (estimated dollar
    value in thousands)                              $  709,763       $  606,295
                                                     ==========       ==========

Building sites owned or controlled:
    California                                            9,320            9,445
    Texas                                                 2,764            2,567
    Arizona                                               4,033            3,597
    Colorado                                              2,081                -
                                                     ----------       ----------
      Total                                              18,198           15,609
                                                     ==========       ==========

Completed and unsold homes                                  161               94
                                                     ==========       ==========

Homes under construction                                  2,616            2,044
                                                     ==========       ==========

     Net income for the 2001 second quarter increased 31 percent to a record $26.3 million, or $0.85 per diluted share, compared to $20.0 million, or $0.69 per diluted share, for the year earlier period. For the six months ended June 30, 2001 net income increased 58 percent to $53.5 million, or $1.73 per diluted share, compared to $33.9 million, or $1.17 per diluted share, for the year earlier period.

     Second quarter earnings before interest, taxes, depreciation and amortization ("EBITDA") was up 42 percent to $52.0 million compared to $36.7 million for the 2000 second quarter. Our EBITDA margin was 16.1 percent for the 2001 second quarter, up 320 basis points over the 2000 second quarter. EBITDA for the first six months of 2001 was $103.6 million compared to $66.5 million for the year earlier period, up 56 percent.

     Homebuilding

     Homebuilding pretax income was up 29 percent to $42.9 million for the three months ended June 30, 2001 compared to $33.2 million in the previous year period. The higher level of operating income was attributable to a 390 basis point improvement in the homebuilding gross margin percentage and a 14 percent increase in homebuilding revenues, which was partially offset by a $4.9 million decrease in joint venture income.

     Homebuilding revenues for the 2001 second quarter were $323.9 million compared to $283.7 million in the 2000 second quarter. The higher revenue total was due to a 25 percent increase in deliveries to 1,035 new homes (exclusive of joint ventures) net of an 8 percent decline in the average home price to $313,000. During the 2001 second quarter we delivered 463 new homes in California compared to 497 homes in the prior year period. Deliveries in Southern California were in line with the prior year level while deliveries in Northern California were down 16 percent due to the slowing economy in that region. Deliveries were up 52 percent in Texas to 193 homes and up 28 percent in Arizona to 302 homes. Our new Colorado division delivered 106 new homes during the 2001 second quarter.

     Homebuilding revenues for the six months ended June 30, 2001 were $610.7 million compared to $515.8 million for the year earlier period. The higher revenue total was attributable to a 19 percent increase in deliveries to 1,818 homes (exclusive of joint ventures) which was offset, in part, by a modest decline in the average home selling price to $335,000.

     During the 2001 second quarter the average home price in California was down 5 percent to $420,000, reflecting our efforts to expand our product mix to lower priced homes in certain geographic areas. The average home price in Texas was up 4 percent to $296,000 reflecting the delivery of larger, more expensive homes in Austin, and to a lesser extent, general price appreciation experienced in the Austin market. The average home price in Arizona was up 3 percent to $173,000 due to changes in product mix, and the average home price in Colorado was $299,000 for the quarter. The consolidated average home price for the 2001 third quarter is expected to be approximately $320,000 to $325,000 compared to $333,000 in the 2000 third quarter and is projected to be approximately $340,000 to $345,000 for the full year 2001 compared to $354,000 in 2000 due primarily to the delivery of more homes in Texas, Arizona and Colorado.

     The homebuilding gross margin percentage for the 2001 second quarter was up 390 basis points to 22.1 percent versus 18.2 percent in the year earlier quarter. The significant increase in the gross margin percentage was driven principally by a jump in California gross margins, including significant volume and margin contributions in Southern California. The higher margins in California were driven by rising home prices during 2000, when orders were typically placed, while labor and material costs have remained relatively stable. The margins generated in Texas and Arizona were generally in line with the levels achieved last year, while margins generated in Colorado were above our consolidated average.

For the first six months of 2001, the homebuilding gross margin percentage was up 460 basis points to 22.7 percent compared to 18.1 percent in the year earlier period.

     Selling, general and administrative ("SG&A") expenses for the 2001 second quarter were 8.9 percent of revenues compared to 8.5 percent last year. SG&A expenses for the six months ended June 30, 2001 were 9.1 percent of revenues versus 8.3 percent in the previous year period. The higher level of SG&A expenses as a percentage of revenues was due primarily to increases in profit-based compensation and insurance expense. We expect the SG&A rate for the full year 2001 to decrease modestly compared to the SG&A rate for the first six months of 2001 as fixed expenses are spread over a higher expected revenue base.

     Income from unconsolidated joint ventures for the 2001 second quarter was generated from the delivery of 29 homes from our three-project joint venture in Fullerton, California in Orange County. We expect to deliver an additional 135 to 145 homes from this venture in 2001. Additional joint venture deliveries are expected to come from our first active adult project beginning in the 2001 third quarter and could total 115 to 125 homes for the year. During the 2001 second quarter we began selling homes in this new project and we generated 89 net new home orders from this three-project development located in our Talega master-planned community in Orange County. Additional land sales from our Talega land development joint venture in South Orange County are also planned for the balance of the year. Joint venture income for the 2000 second quarter included a $5.1 million gain from a land sale at our Fullerton venture.

     Amortization of goodwill for the 2001 second quarter and the six months ended June 30, 2001 reflects a slight increase over the prior year periods as it includes amortization related to the Colorado acquisition which closed in the 2000 third quarter.

     Net new home orders for the 2001 second quarter were up 3 percent over the year earlier period to a second quarter record 1,179 new homes on an 18 percent increase in average community count. Orders were up 24 percent in Southern California on a flat community count, down 75 percent in Northern California on a flat community count, down 4 percent in Texas on a 12 percent increase in active selling communities and up 25 percent in Arizona on a 13 percent higher community count. Net new orders in Colorado totaled 80 homes for the 2001 second quarter from 9 active communities. Our sales activity continues to remain healthy in Southern California, Arizona and Colorado, while order levels in the San Francisco Bay area continue to lag the prior year levels due primarily to a slowdown in the region's economy. Orders were down modestly in Texas due to some slowing in Austin compared to the strong levels achieved last year. The record company-wide order levels combined with a strong backlog of presold homes resulted in a record second quarter end backlog of 2,026 presold homes, a 19 percent increase over the prior year total.

     For the quarter ended June 30, 2001, we opened 11 new communities, compared to 22 openings last year. For the balance of the year, we anticipate opening approximately 38 new communities of which approximately 21 are expected to be located in California, 3 in Texas, 8 in Arizona and 6 in Colorado. Many of the new communities that we are planning to open, particularly in California, reflect our efforts to broaden the price points of our new homes to include more lower priced homes in our markets. During the balance of 2001 we expect the number of active selling communities to fluctuate between 95 and 115 subdivisions which represents, on average, a 15 to 25 percent increase over the 2000 average community count level.

     Financial Services

     Revenues from our financial services subsidiary for the three and six months ended June 30, 2001 were up 215 and 242 percent, respectively, over the prior year periods. The higher revenue totals were driven primarily by 137 percent and 160 percent increases in the dollar volume of loans sold during the quarter and six months ended June 30, 2001 compared to the prior year periods, coupled with larger margins recognized on the sale of loans and higher net interest income generated on loans held for sale due to increased loan originations. The increase in loan volume was due primarily to higher capture rates in our California projects. The rise in operating expenses during the three and six months ended June 30, 2001 compared to the year earlier periods primarily reflects the higher origination and loan sale activity in California.

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

     We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2004. The credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million subject to the approval of the agent bank. This agreement also contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At June 30, 2001, we had borrowings of $97.5 million outstanding and had issued approximately $35.2 million of letters of credit under this facility.

     To fund mortgage loans originated by our financial services subsidiary, we have a $40 million revolving mortgage warehouse credit facility with a bank. Presold mortgage loans are warehoused for a short period of time (typically for 15 to 30 days) while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically warehoused for 15 to 60 days before sale to third party investors. Borrowings under the warehouse facility, which are LIBOR based, are secured by the related mortgage loans held for sale. The facility, which has a current maturity date of August 27, 2001, also contains certain financial covenants. We are in discussions with various lenders regarding a new facility, which we anticipate to be completed before the existing facility expires. At June 30, 2001, we had borrowings of $36.2 million outstanding under this facility.

     In January 2001, the Securities and Exchange Commission declared effective our $425 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. Currently, $375 million of securities remain available for issuance under this universal shelf (including approximately $32.7 million of common stock registered on behalf of potential selling stockholders).

     In June 2001, we utilized a portion of our universal shelf and issued $50 million of 8 1/2% Senior Notes which mature on April 1, 2009. This note offering was an add-on to our previously issued 8 1/2% Senior Notes due 2009. These notes, which were issued at a discount to yield approximately 8.8 percent, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness. The notes are redeemable at our option, in whole or in part, commencing April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $48.6 million and were used to repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes.

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At June 30, 2001, we had approximately $491,000 outstanding in trust deed notes payable.

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

     We also utilize option contracts as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots during a specified period of time at certain prices.
Under lot option contracts, the purchase of the properties is contingent upon satisfaction of certain requirements by us and the land sellers.

     We paid approximately $4.8 million, or $0.16 per common share ($0.08 per common share per quarter), in dividends to our stockholders during the six months ended June 30, 2001. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On July 20, 2001, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on August 28, 2001 to shareholders of record on August 14, 2001.

     During the six months ended June 30, 2001, we issued 197,463 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $2.4 million.

     In April 2001, our Board of Directors approved a new $35 million stock repurchase plan which replaced our previously announced stock buyback plan. Through August 1, 2001, we have repurchased 186,500 shares of common stock for approximately $3.9 million under the new plan, leaving a balance of approximately $31.1 million available for future share repurchases.

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

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:


 .  the adoption and expected impact of recent accounting pronouncements;
 .  expected average home prices;
 .  our expected SG&A rate;
 .  expected joint venture deliveries and land sales;
 .  orders and our backlog of homes and their estimated sales value;
 .  planned new home community openings and the expected number of active selling communities;
 .  the sufficiency of our cash provided by internally generated funds, outside borrowings and the equity capital markets;
 .  expected completion of a new mortgage warehouse facility;
 .  our planned continued use of joint ventures as a financing structure;
 .  the likely effect on our future liquidity of our existing material commitments and off balance sheet financing arrangements; and . our exposure to market risks, including fluctuations in interest rates.

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



                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:    August 10, 2001                By:    /s/ Stephen J. Scarborough
                                                --------------------------
                                                Stephen J. Scarborough
                                                Chief Executive Officer and
                                                Chairman of the Board


Dated:    August 10, 2001                By:    /s/ Andrew H. Parnes
                                                --------------------------
                                                Andrew H. Parnes
                                                Senior Vice President - Finance
                                                and Chief Financial Officer

                           PART II OTHER INFORMATION


Item 1.  Legal proceedings

                      None

Item 2.  Change in Securities

                      None

Item 3.  Default upon Senior Securities

                      None

Item 4.  Submission of Matters to a Vote of Security Holders

          At our Annual Meeting held on May 16, 2001, Standard Pacific's stockholders re-elected Dr. James L. Doti and Keith D. Koeller as directors. Standard Pacific's stockholders also elected Andrew H. Parnes as a Class I director. In addition, the term of office of the following directors continued after the Annual Meeting: Stephen J. Scarborough, Michael C. Cortney, Douglas C. Jacobs, Ronald R. Foell, Larry McNabb and Jeffrey V. Peterson. Voting at the meeting was as follows:


                                                    Votes                 Votes                      Votes
     Matter                                        Cast For             Cast Against               Withheld
     ----------------------------------        ---------------       -----------------         ---------------
     Election of Dr. James L. Doti                26,876,759                        -                 494,630
     Election of Keith D. Koeller                 26,524,175                        -                 847,214
     Election of Andrew H. Parnes                 26,877,984                        -                 493,405
     Approval of Amended Management
          Incentive Bonus Plan                    25,333,144                1,973,217                  65,028


Item 5.  Other Information

                      None

Item 6.  Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      None

                (b)   Current Reports on Form 8-K

                      Form 8-K dated June 12, 2001 reporting that the Registrant filed a Prospectus Supplement, dated June 6, 2001, and accompanying Prospectus, dated January 5, 2001, relating to the offering of $50,000,000 principal amount of the Registrant's 8 1/2% Senior Notes due 2009. In connection with this note offering, certain exhibits related to this transaction were filed with the Form 8-K.