Form 10-Q
period 2001-09-30
STANDARD PACIFIC CORP /DE/
filed 2001-11-14
CIK 878560

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      N/A             to
                                        --------------------     --------------

          Commission file number 1-10959


                            STANDARD PACIFIC CORP.
            (Exact name of registrant as specified in its charter)

                     Delaware                             33-0475989
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

                  15326 Alton Parkway, Irvine, CA         92618-2338
              (Address of principal executive offices)    (Zip Code)

     (Registrant's telephone number, including area code)   (949) 789-1600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No _____.
                                        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant's shares of common stock outstanding at November 2, 2001:  29,357,957

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                    2001                 2000
                                                                ------------        ------------
Homebuilding:
   Revenues                                                      $   333,936         $   302,005
   Cost of sales                                                     263,918             236,435
                                                                 -----------         -----------
     Gross margin                                                     70,018              65,570
                                                                 -----------         -----------
   Selling, general and administrative expenses                       31,269              25,479
   Income from unconsolidated joint ventures                           5,833               3,578
   Interest expense                                                    1,195               1,248
   Amortization of goodwill                                              586                 525
   Other income                                                           29                  67
                                                                 -----------         -----------
     Homebuilding pretax income                                       42,830              41,963
                                                                 -----------         -----------

Financial Services:
   Revenues                                                            2,445                 750
   Expenses                                                            2,096               1,062
   Income from unconsolidated joint ventures                             510                 173
   Other income                                                           85                  84
                                                                 -----------         -----------
     Financial services pretax income (loss)                             944                 (55)
                                                                 -----------         -----------

Income before taxes                                                   43,774              41,908
Provision for income taxes                                           (17,490)            (16,728)
                                                                 -----------         -----------
Net Income                                                       $    26,284         $    25,180
                                                                 ===========         ===========

Basic Net Income Per Share:
  Net Income Per Share                                           $      0.88         $      0.86
                                                                 ===========         ===========

  Weighted average common shares outstanding                      29,969,813          29,169,309
                                                                 ===========         ===========

Diluted Net Income Per Share:
  Net Income Per Share                                           $      0.86         $      0.85
                                                                 ===========         ===========

  Weighted average common and diluted shares outstanding          30,700,482          29,536,369
                                                                 ===========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                              2001             2000
                                                          -----------      -----------
Homebuilding:
   Revenues                                               $   944,603      $   817,813
   Cost of sales                                              735,829          658,803
                                                          -----------      -----------
      Gross margin                                            208,774          159,010
                                                          -----------      -----------
   Selling, general and administrative expenses                87,067           68,079
   Income from unconsolidated joint ventures                   13,738           11,537
   Interest expense                                             3,619            2,502
   Amortization of goodwill                                     1,757            1,514
   Other income                                                   153              157
                                                          -----------      -----------
    Homebuilding pretax income                                130,222           98,609
                                                          -----------      -----------

Financial Services:
   Revenues                                                     5,930            1,769
   Expenses                                                     4,934            2,872
   Income from unconsolidated joint ventures                    1,151              515
   Other income                                                   280              205
                                                          -----------      -----------
    Financial services pretax income (loss)                     2,427             (383)
                                                          -----------      -----------

Income before taxes                                           132,649           98,226
Provision for income taxes                                    (52,882)         (39,126)
                                                          -----------      -----------
Net Income                                                $    79,767      $    59,100
                                                          ===========      ===========

Basic Net Income Per Share:
  Net Income Per Share                                    $      2.65      $      2.04
                                                          ===========      ===========

  Weighted average common shares outstanding               30,118,236       28,978,815
                                                          ===========      ===========

Diluted Net Income Per Share:
  Net Income Per Share                                    $      2.59      $      2.03
                                                          ===========      ===========

  Weighted average common and diluted shares
   outstanding                                             30,828,929       29,145,438
                                                          ===========      ===========

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)

                                                                           September 30,   December 31,
                                                                                2001           2000
                                                                          ---------------   ------------
                                                                            (Unaudited)
                                ASSETS
Homebuilding:
    Cash and equivalents                                                     $      964     $   38,270
    Mortgage notes receivable and accrued interest                                1,924          1,744
    Other notes and receivables, net                                             22,154         37,640
    Inventories                                                               1,139,395        843,103
    Investments in and advances to unconsolidated joint ventures                 91,028         90,166
    Property and equipment, net                                                   6,472          5,150
    Deferred income taxes                                                        21,949         17,289
    Other assets                                                                  7,759         12,650
    Goodwill, net                                                                15,094         16,850
                                                                             ----------     ----------
                                                                              1,306,739      1,062,862
                                                                             ----------     ----------

Financial Services:
    Cash and equivalents                                                            100            173
    Mortgage loans held for sale                                                 51,623         54,070
    Other assets                                                                  1,596          1,681
                                                                             ----------     ----------
                                                                                 53,319         55,924
                                                                             ----------     ----------
        Total Assets                                                         $1,360,058     $1,118,786
                                                                             ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Homebuilding:
    Accounts payable                                                         $   64,583     $   70,372
    Accrued liabilities                                                         102,392         91,408
    Revolving credit facility                                                   132,200              -
    Trust deed notes payable                                                        489            393
    Senior notes payable                                                        473,201        423,958
                                                                             ----------     ----------
                                                                                772,865        586,131
                                                                             ----------     ----------

Financial Services:
    Accounts payable and other liabilities                                        1,507          1,095
    Mortgage warehouse line of credit                                            40,000         45,330
                                                                             ----------     ----------
                                                                                 41,507         46,425
                                                                             ----------     ----------

Stockholders' Equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
       none issued                                                                    -              -
    Common stock, $.01 par value; 100,000,000 shares authorized;
       29,446,382 and 30,076,494 shares outstanding, respectively                   294            301
    Paid-in capital                                                             279,147        292,223
    Retained earnings                                                           266,245        193,706
                                                                             ----------     ----------
    Total stockholders' equity                                                  545,686        486,230
                                                                             ----------     ----------
        Total Liabilities and Stockholders' Equity                           $1,360,058     $1,118,786
                                                                             ==========     ==========

              The accompanying notes are an integral part of these consolidated balance sheets.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                   2001                2000
                                                                               -----------         -----------
Cash Flows From Operating Activities:
   Net income                                                                   $  79,767           $  59,100
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Income from unconsolidated joint ventures                                    (13,738)            (11,537)
     Depreciation and amortization                                                  1,491               1,110
     Amortization of goodwill                                                       1,757               1,514
     Changes in cash and equivalents due to:
       Receivables and accrued interest                                            17,753             (14,087)
       Inventories                                                               (283,816)           (130,286)
       Deferred income taxes                                                       (4,660)                285
       Other assets                                                                 5,465               1,483
       Accounts payable                                                            (5,789)             13,778
       Accrued liabilities                                                         12,504               8,012
                                                                                ---------           ---------
   Net cash provided by (used in) operating activities                           (189,266)            (70,628)
                                                                                ---------           ---------

Cash Flows From Investing Activities:
   Net cash paid for acquisition                                                        -             (44,550)
   Investments in and advances to unconsolidated joint ventures                   (41,683)            (98,662)
   Distributions and repayments from unconsolidated joint ventures                 42,483              47,906
   Net additions to property and equipment                                         (2,788)             (2,894)
                                                                                ---------           ---------
   Net cash provided by (used in) investing activities                             (1,988)            (98,200)
                                                                                ---------           ---------

Cash Flows From Financing Activities:
   Net proceeds from (payments on) revolving credit facility                      132,200              53,800
   Net proceeds from (payments on) mortgage warehouse line of credit               (5,330)              6,355
   Proceeds from the issuance of senior notes                                      48,615             123,125
   Principal payments on senior notes and trust deed notes payable                   (191)             (3,182)
   Dividends paid                                                                  (7,228)             (6,932)
   Repurchase of common shares                                                    (16,776)             (5,386)
   Proceeds from the exercise of stock options                                      2,585                 752
                                                                                ---------           ---------
   Net cash provided by (used in) financing activities                            153,875             168,532
                                                                                ---------           ---------
Net increase (decrease) in cash and equivalents                                   (37,379)               (296)
Cash and equivalents at beginning of period                                        38,443               3,178
                                                                                ---------           ---------
Cash and equivalents at end of period                                           $   1,064           $   2,882
                                                                                =========           =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                                   $  33,523           $  23,481
     Income taxes                                                                  62,183              37,780

Supplemental Disclosure of Noncash Activities:
   Inventory received as distributions from unconsolidated joint ventures       $  12,076           $  12,737
   Issuance of common stock in connection with acquisition                              -              15,792
   Expenses capitalized in connection with the issuance of 8 1/2% senior
    notes due 2009                                                                    515                   -
   Expenses capitalized in connection with the issuance of 9 1/2% senior
    notes due 2010                                                                      -               1,875
   Income tax benefit credited in connection with stock option exercises            1,108                 202

 The accompanying notes are an integral part of these consolidated statements.

                    STANDARD PACIFIC CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.  Basis of Presentation
    ---------------------

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the periods presented.

2.  Inventories
    -----------

    Inventories consisted of the following:

                                                  September 30,     December 31,
                                                      2001             2000
                                                  -------------     ------------
                                                     (Dollars in thousands)
Housing completed and under construction           $  467,634        $344,237
Land and land under development                       600,129         443,325
Model homes                                            71,632          55,541
                                                   ----------        --------
                                                   $1,139,395        $843,103
                                                   ==========        ========

3.  Capitalization of Interest
    --------------------------

     The following is a summary of homebuilding interest capitalized and expensed related to inventories for the three month and nine month periods ended September 30, 2001 and 2000.


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                             --------------------       ---------------------
                                              2001          2000         2001          2000
                                             -------      -------       -------       -------
                                                          (Dollars in thousands)
Total homebuilding interest incurred         $13,313      $10,786       $36,364       $27,640
Less: Homebuilding interest
 capitalized to inventories                   12,118        9,538        32,745        25,138
                                             -------      -------       -------       -------
Homebuilding interest expense                $ 1,195      $ 1,248       $ 3,619       $ 2,502
                                             =======      =======       =======       =======

Homebuilding interest previously
 capitalized to inventories,
 included in cost of sales                   $ 8,465      $ 8,565       $25,319       $19,480
                                             =======      =======       =======       =======

Homebuilding interest capitalized in
 inventories                                                            $30,987       $27,044
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

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. We will adopt SFAS 142 for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of SFAS 142 on January 1, 2002 we will cease recording amortization of goodwill which would increase net income in 2002 by approximately $1.9 million, net of income taxes, or approximately $0.06 per diluted share. Other than ceasing the amortization of goodwill, we do not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as we do not currently anticipate any impairment charges for existing goodwill.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition or results of operations.

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


                                                         For the Three Months Ended September 30,
                                        ------------------------------------------------------------------------
                                                         2001                                 2000
                                        ----------------------------------     ---------------------------------
                                          Income        Shares        EPS       Income        Shares       EPS
                                        ---------    -----------     -----     --------    -----------    ------
                                                    (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders                          $26,284     29,969,813     $0.88      $25,180     29,169,309     $0.86
Effect of dilutive stock options                -        730,669                      -        367,060
                                         --------    -----------               --------    -----------
Diluted net income per share              $26,284     30,700,482     $0.86      $25,180     29,536,369     $0.85
                                         ========    ===========    ======     ========    ===========    ======

                                                          For the Nine Months Ended September 30,
                                        ------------------------------------------------------------------------
                                                         2001                                 2000
                                        ----------------------------------     ---------------------------------
                                          Income        Shares        EPS       Income        Shares       EPS
                                        ---------    -----------     -----     --------    -----------    ------
                                                    (Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
 Income available to common
    stockholders                          $79,767     30,118,236     $2.65      $59,100     28,978,815     $2.04
Effect of dilutive stock options                -        710,693                      -        166,623
                                         --------    -----------               --------    -----------
Diluted net income per share              $79,767     30,828,929     $2.59      $59,100     29,145,438     $2.03
                                         ========    ===========    ======     ========    ===========    ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                        Selected Financial Information

                                                                     Three Months                     Nine Months
                                                                   Ended September 30,             Ended September 30,
                                                               ---------------------------     --------------------------
                                                                 2001               2000         2001              2000
                                                               --------           --------     --------          --------
                                                                                 (Dollars in thousands)
Homebuilding:
 Revenues                                                      $333,936           $302,005     $944,603          $817,813
 Cost of sales                                                  263,918            236,435      735,829           658,803
                                                               --------           --------     --------          --------
   Gross margin                                                  70,018             65,570      208,774           159,010
                                                               --------           --------     --------          --------
   Gross margin percentage                                         21.0%              21.7%        22.1%             19.4%
                                                               --------           --------     --------          --------
 Selling, general and administrative expenses                    31,269             25,479       87,067            68,079
 Income from unconsolidated joint ventures                        5,833              3,578       13,738            11,537
 Interest expense                                                 1,195              1,248        3,619             2,502
 Amortization of goodwill                                           586                525        1,757             1,514
 Other income                                                        29                 67          153               157
                                                               --------           --------     --------          --------
   Homebuilding pretax income                                    42,830             41,963      130,222            98,609
                                                               --------           --------     --------          --------

Financial Services:
 Revenues                                                         2,445                750        5,930             1,769
 Expenses                                                         2,096              1,062        4,934             2,872
 Income from unconsolidated joint ventures                          510                173        1,151               515
 Other income                                                        85                 84          280               205
                                                               --------           --------     --------          --------
   Financial services pretax income (loss)                          944                (55)       2,427              (383)
                                                               --------           --------     --------          --------

Income before taxes                                            $ 43,774           $ 41,908     $132,649          $ 98,226
                                                               ========           ========     ========          ========

EBITDA                                                         $ 59,061           $ 50,822     $162,630          $117,320
                                                               ========           ========     ========          ========

                                Operating Data

                                                                     Three Months                     Nine Months
                                                                   Ended September 30,             Ended September 30,
                                                               ---------------------------     --------------------------
                                                                 2001               2000         2001              2000
                                                               --------           --------     --------          --------
New homes delivered:
  Southern California                                               388                325          839               832
  Northern California                                               121                209          473               577
                                                               --------           --------     --------          --------
   Total California                                                 509                534        1,312             1,409
                                                               --------           --------     --------          --------

  Texas                                                             158                148          479               379
  Arizona                                                           279                188          783               607
  Colorado                                                           89                 33          279                33
                                                               --------           --------     --------          --------

  Consolidated total                                              1,035                903        2,853             2,428
  Unconsolidated joint ventures (California)                         74                 48          135                96
                                                               --------           --------     --------          --------
   Total                                                          1,109                951        2,988             2,524
                                                               ========           ========     ========          ========


Average selling price:
  California deliveries (excluding joint ventures)             $413,336           $407,885     $445,247          $425,918
  Texas deliveries                                             $287,895           $294,509     $291,349          $280,337
  Arizona deliveries                                           $173,220           $163,847     $170,229          $165,600
  Colorado deliveries                                          $331,429           $263,073     $309,874          $263,073
  Consolidated deliveries (excluding joint ventures)           $322,417           $333,203     $330,692          $335,901
  Unconsolidated joint venture deliveries (California)         $511,825           $558,583     $528,857          $550,842

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                            -----------------------     ------------------------
                                                               2001         2000           2001          2000
                                                            ---------   -----------     ----------   -----------
Net New Orders:
     Southern California                                        363          416           1,162        1,190
     Northern California                                         89          186             304          794
                                                            ---------   -----------     ----------   -----------
         Total California                                       452          602           1,466        1,984
                                                            ---------   -----------     ----------   -----------

     Texas                                                      122          201             451          526
     Arizona                                                    287          223             911          691
     Colorado                                                    69           49             259           49
                                                            ---------   -----------     ----------   -----------

     Consolidated total                                         930        1,075           3,087        3,250
     Unconsolidated joint ventures (California)                  43           38             249          122
                                                            ---------   -----------     ----------   -----------
            Total                                               973        1,113           3,336        3,372
                                                            =========   ===========     ==========   ===========
Average selling communities during the quarter:
     Southern California                                         20           22
     Northern California                                         14           13
     Texas                                                       29           28
     Arizona                                                     19           16
     Colorado                                                     9            7
     Unconsolidated joint ventures (California)                   7            3
                                                            ---------   -----------
            Total                                                98           89
                                                            =========   ===========
                                                               At September 30,
                                                               2001        2000
                                                            ---------   -----------
Backlog (in units):
      Southern California                                       737          700
      Northern California                                       106          390
                                                            ---------   -----------
            Total California                                    843        1,090
                                                            ---------   -----------
      Texas                                                     213          273
      Arizona                                                   545          411
      Colorado                                                  128          165
                                                            ---------   -----------
      Consolidated total                                      1,729        1,939
      Unconsolidated joint ventures (California)                161           72
                                                            ---------   -----------
            Total                                             1,890        2,011
                                                            =========   ===========

Backlog at quarter end (estimated dollar
  value in thousands)                                      $665,521     $735,444
                                                            =========   ===========

Building sites owned or controlled:
      California                                              9,301        9,082
      Texas                                                   2,524        2,762
      Arizona                                                 4,148        3,571
      Colorado                                                1,988        1,977
                                                            ---------   -----------
            Total                                            17,961       17,392
                                                            =========   ===========

Completed and unsold homes                                      166           98
                                                            =========   ===========

Homes under construction                                      2,378        2,261
                                                            =========   ===========

     Net income for the 2001 third quarter increased 4 percent to $26.3 million, or $0.86 per diluted share, compared to $25.2 million, or $0.85 per diluted share, for the year earlier period. For the nine months ended September 30, 2001 net income increased 35 percent to $79.8 million, or $2.59 per diluted share, compared to $59.1 million, or $2.03 per diluted share, for the year earlier period.

     Third quarter earnings before interest, taxes, depreciation and amortization ("EBITDA") was up 16 percent to $59.0 million compared to $50.8 million for the 2000 third quarter. Our EBITDA margin was 17.7 percent for the 2001 third quarter, up 90 basis points over the 2000 third quarter. EBITDA for the first nine months of 2001 was $162.6 million compared to $117.3 million for the year earlier period, up 39 percent.

     Homebuilding

     Homebuilding pretax income was up 2 percent to $42.8 million for the three months ended September 30, 2001 compared to $42.0 million in the previous year period. The higher level of operating income was primarily attributable to an 11 percent increase in homebuilding revenues and a $2.3 million increase in joint venture income, which was partially offset by a 70 basis point decline in the homebuilding gross margin percentage. Homebuilding pretax income was up 32 percent to $130.2 million for the nine months ended September 30, 2001, generating a pretax margin of 13.8 percent, compared to $98.6 million and a 12.1 percent homebuilding pretax margin last year.

     Homebuilding revenues for the 2001 third quarter were $333.9 million compared to $302.0 million in the 2000 third quarter. The higher revenue total was due to a 15 percent increase in deliveries to 1,035 new homes (exclusive of joint ventures), which was partially offset by a 3 percent decrease in the average home price to $322,000. During the 2001 third quarter we delivered 583 new homes in California compared to 582 homes in the prior year period. Deliveries were up 24 percent in Southern California. Deliveries were down
42 percent in Northern California reflecting the slowing national economy and its impact on the technology sector. Deliveries were up 7 percent in Texas to 158 new homes reflecting an 8 percent increase in Dallas deliveries which was partially offset by a 4 percent decline in Austin deliveries, while deliveries in Arizona were up 48 percent to 279 new homes. Our Colorado division, which was acquired at the end of August 2000, delivered 89 new homes during the 2001 third quarter compared to 33 in the prior year period.

     Homebuilding revenues for the nine months ended September 30, 2001 were $944.6 million compared to $817.8 million for the year earlier period. The higher revenue total was attributable to an 18 percent increase in deliveries to 2,853 homes (exclusive of joint ventures) which was offset, in part, by a modest decline in the average home selling price to $331,000.

     During the 2001 third quarter the average home price in California was up slightly to $413,000. We have been successful in delivering a greater percentage of our homes in the $300,000 to $500,000 price range, however, during the 2001 third quarter we delivered 15 new homes that were priced over $1 million compared to 3 homes in the year earlier period which had the effect of slightly increasing the average home price in California. The effect of our price diversification efforts will become more apparent as our higher end projects are completed and delivered. The average home price in Texas was down 2 percent to $288,000 reflecting a greater percentage of deliveries in Dallas and Houston. The average home price in Arizona was up 6 percent to $173,000 due to changes in the delivery mix, and the average home price in Colorado was $331,000 for the quarter. The consolidated average home price for the 2001 fourth quarter is expected to be approximately $360,000 compared to $388,000 in the 2000 fourth quarter.

     The homebuilding gross margin percentage for the 2001 third quarter was down 70 basis points to 21.0 percent versus 21.7 percent in the year earlier quarter. The decline in the gross margin percentage was driven principally by the drop in Northern California deliveries where new homes have generated above average margins. The margins generated in Texas and Arizona were off slightly from the levels achieved last year. For the nine months ended September 30, 2001, the homebuilding gross margin percentage was up 270 basis points to 22.1 percent compared to 19.4 percent in the year earlier period which was due primarily to the jump in California gross margins, including strong volume and margin contributions from Southern California. Looking forward, we anticipate our consolidated gross margin percentage to decline due to the slowing economy.

     Selling, general and administrative ("SG&A") expenses for the 2001 third quarter were 9.4 percent of revenues compared to 8.4 percent last year. SG&A expenses for the nine months ended September 30, 2001 were 9.2 percent of revenues versus 8.3 percent in the previous year period. The increase in SG&A expenses as a percentage of revenues was due primarily to higher levels of sales and marketing costs incurred as a result of changing housing market conditions combined with an increase in non-California deliveries which typically incur higher levels of selling costs as a percentage of revenues.

     Income from unconsolidated joint ventures for the 2001 third quarter was generated from the delivery of 74 homes compared to 48 deliveries in the same period last year. During the quarter, we began delivering homes from our first active adult neighborhood, a four-project development located in our Talega master-planned community in South Orange County. Additional land sales from our Talega land development joint venture are also planned for the 2001 fourth quarter.

     Net new home orders for the 2001 third quarter were down 13 percent from the year earlier period to 973 new homes compared to 1,113 in the prior year period. The decline in orders was the result of the slowing national economy. Orders were down 11 percent in Southern California on a 4 percent increase in community count, down 52 percent in Northern California on a 15 percent increase in community count, down 39 percent in Texas on a 4 percent decline in active selling communities and up 29 percent in Arizona on a 19 percent higher community count. Net new orders in Colorado totaled 69 homes for the 2001 third quarter from 9 active communities. We ended the 2001 third quarter with a backlog of 1,890 presold homes valued at an estimated $665.5 million compared to 2,011 homes valued at $735.4 million last year.

     Financial Services

     Revenues from our California region financial services subsidiary for the three and nine months ended September 30, 2001 were up 226 percent and 235 percent, respectively, over the prior year periods. The higher revenue totals were driven primarily by 83 percent and 117 percent increases in the dollar volume of loans sold during the three and nine month periods ended September 30, 2001 compared to the prior year periods, combined with improved margins recognized on the sale of loans and higher net interest income generated on loans held for sale. The increase in loan volume was due primarily to higher capture rates in our California projects. The rise in operating expenses during the three and nine months ended September 30, 2001 compared to the year earlier periods primarily reflects the higher origination and loan sale activity in California.

     The financial services joint venture income reflects the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas with Wells Fargo Home Mortgage, and, for 2001, also reflects the operations of WRT Financial, our mortgage banking joint venture in Colorado. The increase in venture income was primarily attributable to higher delivery levels from these regions.

     Other financial services income represents earnings from our title insurance operation in Texas, which serves as a title insurance agent that offers title examination services.

Liquidity and Capital Resources

     Our homebuilding operations' principal uses of cash have been for operating expenses, land acquisitions, construction expenditures, market expansion (including acquisitions), principal and interest payments on debt, share repurchases and dividends to our shareholders. Cash requirements have been provided from internally generated funds and outside borrowings, including our bank revolving credit facility and public note offerings. Our mortgage banking subsidiary uses cash from internal funds, a parent line of credit and a mortgage credit facility to fund its mortgage lending operations. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash, together with equity or equity-related capital sources, are sufficient to finance our current working capital requirements and other needs.

     We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2004. The credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million subject to the approval of the agent bank. This agreement also contains a borrowing base provision and financial covenants which may limit the amount we may borrow under the revolving credit facility. At September 30, 2001, we had borrowings of $132.2 million outstanding and had issued approximately $35.7 million of letters of credit under this facility.

     To fund mortgage loans originated by our financial services subsidiary, we have a $60 million mortgage credit facility with a bank. This facility, which was entered into on October 5, 2001, replaced our previous $40 million revolving mortgage warehouse facility and contains an option which allows us to increase the total aggregate commitment up to $90 million on a temporary basis between November 1, 2001 and January 31, 2002. Presold mortgage loans are sold to the bank for a short period of time (typically for 15 to 30 days), subject to our commitment to repurchase the mortgage loans, while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically sold to the bank for 15 to 60 days, subject to our commitment to repurchase the mortgage loans, before sale to third party investors. The facility, which has a current maturity date of October 5, 2002, also contains certain financial covenants.

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

     From time to time, purchase money mortgage financing is used to finance land acquisitions. At September 30, 2001, we had approximately $489,000 outstanding in trust deed notes payable.

     As a form of off balance sheet financing and for other strategic purposes, joint venture structures are used on selected projects. This type of structure, which typically includes obtaining secured development and construction financing, minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.
If the market value of the properties in certain of these joint ventures declines, we may be required to make capital contributions to these ventures to reduce amounts borrowed under the secured loans.

     We also utilize option contracts as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots over a specified period of time at certain prices. Under certain lot option contracts, the purchase of the properties is contingent upon satisfaction of certain requirements by us and the land sellers.

     We paid approximately $7.2 million, or $0.24 per common share ($0.08 per common share per quarter), in dividends to our stockholders during the nine months ended September 30, 2001. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On October 23, 2001, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on November 29, 2001 to shareholders of record on November 15, 2001.

     During the nine months ended September 30, 2001, we issued 219,088 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $2.6 million.

     In April 2001, our Board of Directors approved a new $35 million stock repurchase plan which replaced our previously announced stock buyback plan. Through November 2, 2001, we have repurchased 943,000 shares of common stock for approximately $18.5 million under the new plan, leaving a balance of approximately $16.5 million available for future share repurchases.

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

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

 .  the adoption and expected impact of recent accounting pronouncements;
 .  expected average home prices;
 .  anticipated slower absorption levels and lower margins;
 .  expected joint venture land sales;
 .  orders and our backlog of homes and their estimated sales value;
 .  the sufficiency of our cash provided by internally generated funds, outside borrowings and the equity capital markets;
 .  our planned continued use of joint ventures as a financing structure;
 .  the likely effect on our future liquidity of our existing material commitments and off balance sheet financing arrangements; and . our exposure to market risks, including fluctuations in interest rates.

     Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors -- many of which are out of our control and difficult to forecast -- that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

 . local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;
 .  the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States;
 .  the cost and availability of suitable undeveloped land, building materials and labor;
 .  the cost and availability of construction financing and corporate debt and equity capital;
 .  the demand for single-family homes;
 .  cancellations of purchase contracts by homebuyers;
 .  the cyclical and competitive nature of our business;
 .  governmental regulation, including the impact of "slow growth" or similar initiatives;
 .  delays in the land entitlement process, development, construction, or the opening of new home communities;
 .  adverse weather conditions and natural disasters;
 .  environmental matters;
 .  risks relating to our mortgage banking operations, including hedging activities;
 .  future business decisions and our ability to successfully implement our operational, growth and other strategies;
 .  litigation and warranty claims; and
 .  other risks discussed in our filings with the Securities and Exchange
   Commission, including in our most recent Annual Report on Form 10-K.

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



                                         STANDARD PACIFIC CORP.
                                                (Registrant)


Dated:    November 12, 2001              By:    /s/ Stephen J. Scarborough
                                                --------------------------
                                                Stephen J. Scarborough
                                                Chief Executive Officer and
                                                Chairman of the Board


Dated:    November 12, 2001              By:    /s/ Andrew H. Parnes
                                                --------------------
                                                Andrew H. Parnes
                                                Senior Vice President - Finance
                                                and Chief Financial Officer

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