Form 10-K
period 2001-12-31
STANDARD PACIFIC CORP /DE/
filed 2002-03-21
CIK 878560

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             N/A              to
Commission file number 1-10959

STANDARD PACIFIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15326 Alton Parkway, Irvine, California, 92618
(Address of principal executive offices)

(949) 789-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange and
(and accompanying Preferred Share Purchase Rights)	Pacific Stock Exchange
8½% Senior Notes Due 2007	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

As of March 1, 2002, there were 29,396,582 shares of common stock outstanding. At that date, the aggregate market value of voting stock held by non-affiliates of the registrant was $869,916,000.

Documents incorporated by reference:

Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

PART I

ITEM 1.    BUSINESS

We are a leading geographically diversified builder of high quality single-family homes designed primarily to appeal to a broad range of move-up homebuyers. We have operations throughout the major metropolitan areas in California, Texas, Arizona and Colorado. In California, we have over 35 years of operating experience and currently sell homes in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura Counties in Southern California, and the San Francisco Bay Area in Northern California. We have been building homes in Texas for over 20 years, with established operations in Dallas, Houston and Austin. In 1998, we entered the Phoenix, Arizona market through the acquisition of an ongoing homebuilding operation and, in August 2000, we furthered our geographic diversification by entering the Denver, Colorado market through the acquisition of The Writer Corporation. In 2001, our percentage of home deliveries by state (including unconsolidated joint ventures) were:

State	Percentage of Deliveries
California	51%
Texas	15
Arizona	25
Colorado	9

Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures, Family Lending Services, SPH Mortgage, WRT Financial and SPH Title. For business segment financial data, see our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Standard Pacific Corp. was incorporated in the State of Delaware in 1991. Through our predecessors, we commenced our homebuilding operations in 1966 with a single tract of land in Orange County, California. Our principal executive offices are located at 15326 Alton Parkway, Irvine, California 92618. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its predecessors and subsidiaries.

Strategy

The main elements of our strategy include:

Focusing on Growth in our Existing Markets

We continue to focus on growing our California, Texas, Arizona and Colorado homebuilding operations through new community openings, expansion into adjacent markets and new product offerings. In 2001 we opened 43 new communities and we intend to continue this strong pace of new community openings in 2002 with approximately 55 new projects slated to begin selling this year. We have also expanded in recent years into regions adjacent to our existing markets such as the Inland Empire in Southern California. As part of our focus on expanding our product offerings, we entered the active adult market in 2001 through the development of a four-project age restricted community in South Orange County. We believe that our strong market presence and reputation for building high quality homes in our existing markets combined with the aging baby boom population will present many opportunities to deliver homes in this growing market segment.

Expanding and Diversifying Geographically through Acquisition

While the majority of our historical growth has been within our California and Texas markets, we have also diversified geographically during the past few years by expanding into two of the most attractive homebuilding markets in the United States. We entered the Phoenix metropolitan market in 1998 through an acquisition of an ongoing homebuilding operation. In August 2000, we entered the Denver and Fort Collins markets in Colorado through the acquisition of The Writer Corporation, a long-time Colorado builder. Both of these acquisitions included strategic lot inventories as well as experienced management teams. As a result of these acquisitions, and continued growth in our Texas markets, our non-California divisions represented approximately 50 percent of our unit volume in 2001, compared to just over 20 percent in 1997. Going forward, we plan to continue to pursue acquisitions on an opportunistic basis as a means of expanding and diversifying geographically.

Targeting a Broad Range of Homebuyers in the Attractive Move-up Market

We focus on construction of single-family homes for use as primary residences by move-up buyers throughout a broad range of products and price points. During fiscal 2001, the sales prices of our homes generally ranged from $125,000 to $1,800,000, a broad market segment in our geographic areas. We believe this diverse product platform enables us to take advantage of additional market opportunities and positions us strategically with product offerings that appeal to a wide range of customers. In 2001, our average home price, including joint ventures, was $355,277. As a result of our focus on move-up homes, we also believe we are well positioned to benefit from favorable demographic trends, including the peak earning years of the baby boom population.

Maintaining Strong Land Positions, Including the Utilization of Joint Ventures and Strategic Alliances

We have been operating in California for over 35 years and in Texas for over 20 years, and have established a strong reputation in these markets with many leading landowners. We are also continuing to build our reputation in Arizona, where our management team has long-standing local relationships with landowners and others. Our Colorado subsidiary, The Writer Corporation, has been building homes in Colorado since 1965 and enjoys a strong reputation in that market. We believe that our long-standing relationships give us a competitive edge in securing quality land positions at competitive prices in these markets. We generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years, and believe based on our current operations and market conditions that our 17,000 owned or controlled building sites at December 31, 2001 will be sufficient for our operations over this period. We also make use of joint ventures and strategic alliances as a means of securing land positions, reducing risk on larger longer-term projects and effectively leveraging our capital base. At December 31, 2001, we controlled approximately 2,200 lots through joint ventures.

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

Operating Conservatively and Emphasizing Control of Overhead and Operating Expenses

Mindful of the cyclical nature of the homebuilding business, we operate conservatively and continuously seek to minimize overhead expenses through the following strategies:

•	We generally purchase entitled land only when we anticipate commencing development or construction on it within a relatively short time period.

•
We customarily acquire unimproved or improved land zoned for residential use which appears suitable generally for the construction of 50 to 200 homes and build, depending on the geographic market, on a lot-by-lot basis or in increments of 10 to 30 homes.

•
The number of homes built in the first increment of a project is based upon internal market studies. The timing and size of subsequent increments depends to a large extent upon sales rates experienced in the earlier increments with the goal of minimizing the number of completed and unsold homes held in inventory.

•	We seek to maintain a strong balance sheet—our net homebuilding debt to total book capitalization ratio was 48.8 percent at December 31, 2001—and to maintain multiple sources of liquidity.

•	We strive to control overhead costs by centralizing key administrative functions and limiting the number of middle level management positions.

•	We seek to minimize our fixed costs by contracting extensively with third parties, such as subcontractors, architects and engineers, to design and build our homes.

Our emphasis on operating conservatively and controlling overhead is reflected both in our relatively low inventory of completed and unsold homes—we had 345 completed and unsold homes at the end of 2001—and our selling, general and administrative expense rate which is one of the lowest among the leading public homebuilders.

Operations

We currently build homes in California, Texas, Arizona and Colorado through a total of nine operating divisions, with 158 projects under development and 38 projects held for future development at December 31, 2001.

We build primarily single-family detached dwellings, particularly in our California, Texas and Arizona operations. For the year ended December 31, 2001, approximately one-half of The Writer Corporation’s deliveries consisted of townhomes. We believe there is a significant opportunity to increase our offering of single-family detached dwellings in the Colorado market.

Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. They typically range in size from approximately 2,000 to 3,500 square feet and include four to five bedrooms, three or four baths, a living room, kitchen, dining room, family room and a two or three-car garage. We also have built single-family attached and detached homes ranging from 1,100 to over 6,000 square feet. For the years ended December 31, 2001, 2000 and 1999, the average selling prices of our homes, including sales of the unconsolidated joint ventures, were $355,277, $362,035 and $346,749, respectively.

Land Acquisition, Development and Construction

In considering the purchase of land for the development of a project, we review such factors as:

•	proximity to existing developed areas;

•	the reputation and desirability of the surrounding developed areas;

•	population growth patterns;

•	availability of existing community services, such as water, gas, electricity and sewers;

•	school districts;

•	employment rates;

•	the expected absorption rates for new housing;

•	environmental condition of the land;

•	transportation conditions and availability;

•	the estimated costs of development; and

•	the entitlement status of the property.

Generally, if all requisite governmental agency approvals are not in place for a parcel of land, we enter into a conditional agreement to purchase the parcel, making a deposit which is generally refundable if the required approvals cannot be obtained. Our general policy is to complete a purchase of land only when we can reasonably project commencement of construction within a relatively short period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and our ability to obtain all requisite approvals from governmental agencies within a given period of time. Our development work on a project includes obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, sewer and drainage systems, recreational facilities and other improvements.

We customarily acquire unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 200 homes. Construction is then accomplished in smaller sized increments or on a lot-by-lot basis depending on the geographic market. The number of homes built in the first increment of a project is based upon our internal market studies. The timing and size of subsequent increments depends on the sales rates of earlier increments.

We typically use both our equity (internally generated funds) and unsecured financing in the form of bank debt, proceeds from our public note offerings and other unsecured debt to fund land acquisitions. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. We also enter into joint ventures and option structures with land sellers, other builders and financial entities from time to time to procure land. Generally, with the exception of purchase money trust deeds and joint ventures, project specific secured financing is not used.

We essentially function as a general contractor with our supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning and design, and subcontractors are employed to perform all of the physical development and construction work on the project. We do not have long-term contractual commitments with any of our subcontractors, consultants or suppliers of materials. However, because of our market presence and long-term relationships, we generally have been able to obtain sufficient services and materials from subcontractors, consultants and suppliers, even during times of market shortages. These arrangements are generally entered into on a phase-by-phase or project-by-project basis at a fixed price after competitive bidding. We believe that the low fixed labor expense resulting from conducting our operations in this manner has been instrumental in enabling us to retain the necessary flexibility to react to increases or decreases in demand for housing.

Although the construction time for our homes varies from project to project depending on the time of year, the size of the homes, local labor situations, the governmental approval processes, availability of materials and supplies and other factors, we can typically complete the construction of a home within one of our projects in approximately four to seven months.

Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Land development joint ventures are typically entered into with other homebuilders and developers as a method of spreading the financial and market risks associated with developing larger projects. Homebuilding joint ventures may involve partnering with existing landowners or other builders as a means of acquiring desirable properties. In both types of joint ventures, we typically leverage our capital base by obtaining third party secured financing. For the years ended December 31, 2001, 2000 and 1999, we delivered 294, 155 and 18 homes, respectively, through unconsolidated joint ventures and plan on delivering approximately 350 homes from joint ventures in 2002. All of our joint ventures are with unrelated third parties who typically, along with us, make capital contributions to the venture. For financial reporting purposes we record our share of earnings and losses as they are generated. Our more significant land development and homebuilding unconsolidated joint ventures are described below.

In 1996, our Orange County division entered into a joint venture with an affiliate of Unocal to develop and deliver up to approximately 800 homes and lots in Fullerton and Brea, California. During 2001, 2000 and 1999, we delivered 193, 155 and 18 new homes, respectively, from this unconsolidated joint venture. Also, in 2000, this venture sold a 107 lot parcel of land in Brea, California. As of December 31, 2001, we had a net investment of approximately $4.1 million, including undistributed earnings of approximately $3.2 million, in this joint venture.

In 1997, our Northern California division entered into two joint ventures with another homebuilder to develop approximately 700 lots and a championship golf course in Gilroy, California (the “Eagle Ridge Joint Venture”), located approximately 30 miles south of San Jose. A portion of these lots will be sold to us and our partner at cost for the construction and sale of homes thereon with the balance contributed to the other joint venture in which we are a partner. As of December 31, 2001, we had purchased 160 lots from the land development venture and had a combined net investment in both ventures of approximately $8.4 million.

During 1997, we entered into a joint venture with Catellus Residential Group, Inc. and an affiliate of Starwood Capital Group L.L.C. to acquire and develop a 3,470-acre master-planned community located in and adjacent to the south Orange County city of San Clemente (the “Talega Joint Venture”). The Talega Joint Venture plans to develop in phases finished lots for up to approximately 4,000 attached and detached homes, a championship golf course, and certain community amenities and commercial and industrial components. As a one-third participant in this long-term project, we have received rights of first offer entitling us to purchase at fair market value up to 1,000 finished lots from the joint venture for construction and sale of homes by us. As of December 31, 2001, we had a net investment of approximately $4.2 million in this joint venture which represents undistributed earnings. Through December 31, 2001 we had purchased 323 lots from the joint venture (excluding lots purchased in connection with the Talega Village Joint Venture noted below).

In 1999, we entered into a joint venture with Catellus Residential Group, Inc. to acquire and develop an age-qualified community within the Talega master-planned community (the “Talega Village Joint Venture”). The Talega Village Joint Venture plans to develop and deliver up to 283 homes. This community will feature four separate product types with its own resident recreation center that will contain various amenities. This project is adjacent to a portion of the championship golf course within the Talega master-planned community. During 2001 we delivered 100 new homes from this unconsolidated joint venture. As of December 31, 2001, we had a net investment of approximately $6.5 million in this joint venture which included undistributed earnings of approximately $3.2 million.

Our Orange County division is a participant with a land developer in a homebuilding joint venture located in the San Gabriel Valley area of Southern California. This joint venture is scheduled to construct and deliver in excess of 300 homes. Development commenced in late 2000 and first home deliveries are planned for mid 2002. As of December 31, 2001, our net investment in this joint venture totaled approximately $12.3 million.

In December 2000, our Northern California division entered into a joint venture with another homebuilder to develop and deliver up to approximately 180 homes in Concord, California. Development commenced during 2001 with the first home deliveries planned for mid to late 2002. As of December 31, 2001, our net investment in this joint venture was approximately $6.0 million.

In March 2001, our Northern California division entered into a joint venture with another homebuilder to develop and deliver approximately 140 courtyard homes within the Eagle Ridge Joint Venture development in Gilroy, California. Development commenced during late 2001 with first home deliveries scheduled for late 2002. As of December 31, 2001, our net investment in this unconsolidated joint venture was approximately $4.8 million.

In April 2001, our Inland Empire division entered into a joint venture with another homebuilder in Chino Hills, California to develop approximately 300 finished lots. The venture will deliver to each homebuilder its pro rata share of finished lots at cost for the construction and sale of homes. As of December 31, 2001, our net investment in this joint venture was approximately $8.2 million.

In December 2001, our Orange County division entered into a joint venture with a local real estate developer to construct an 85 unit condominium complex in West Los Angeles, California. Construction commenced in early 2002. As of December 31, 2001, our net investment in this joint venture was approximately $5.1 million.

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

During each of the years ended December 31, 2001, 2000 and 1999, we experienced cancellation rates of 26, 23 and 24 percent, respectively. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. At December 31, 2001, 2000 and 1999, we had an inventory of completed and unsold homes of 345, 134 and 167, respectively.

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

The principal sources of revenues for these mortgage-banking operations are fees generated from loan originations, net gains on the sale of loans, and interest income earned on loans during the period they are held prior to sale. In addition to being a source of revenues, these mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of financing staffed by a team of professionals experienced in the new home purchase process and Standard Pacific’s sales and escrow procedures.

Family Lending sells the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. It typically finances its loans held for sale through its mortgage credit facility. SPH Mortgage and WRT Financial generally sell the loans they originate, on a non-recourse basis and with servicing rights released, to their respective financial institution partners.

Title Services

In Texas, we act as a title insurance agent and offer title examination services to our Texas homebuyers through our subsidiary, SPH Title, Inc. We assume no underwriting risk associated with these title policies.

Certain Factors Affecting our Operations

Set forth below are certain matters that may affect us.

Economic Conditions and Interest Rates Affect Our Industry

The homebuilding industry is cyclical. Changes in world, national and local economic conditions affect our business and markets. These could include, for example, the impact on economic conditions of terrorist attacks or outbreak or escalation of armed conflict involving the United States. In particular, declines in consumer confidence or employment levels in our markets or in stock market valuations may adversely affect the demand for homes and could in turn reduce our sales and earnings.

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

Additional Capital May Not Be Available If Needed

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing more money, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. Although we currently have significant availability under our revolving credit facility, this facility contains a borrowing base provision and financial covenants which may limit the amount we can borrow thereunder or from other sources. Moreover, the indentures for our outstanding public notes contain provisions that may restrict the debt we may incur in the future. The revolving credit facility and our public notes also limit our investments in unconsolidated joint ventures which limits our use of joint ventures as financing vehicles. In addition, a number of factors could affect our ability to access debt or equity financing, including:

•	Our financial condition, strength and credit rating;

•	The financial market’s confidence in our management team and financial reporting;

•	General economic conditions and the conditions in the housing sector; and

•	Capital market conditions.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could reduce our sales and earnings and adversely impact our financial position.

We Depend on the California Market

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California. Demand for new homes, and in some instances home prices, have declined from time to time in California. During 2001, we experienced a slowdown in our Northern California operations. If this slowdown continues, or if we experience a slowdown in one or more of our other California markets, our earnings and financial position may be negatively impacted.

During 2001, California experienced statewide electrical power shortages. These power shortages resulted in, among other things, rolling blackouts and higher energy prices, and could negatively impact California’s economy and in the longer-term cause some businesses to leave California or otherwise adversely impact employment levels. This could adversely impact the demand for our homes and reduce our sales and earnings.

Risk of Slow or Anti-Growth Initiatives

Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various “slow growth” or “no growth” initiatives and other ballot measures which could negatively impact the availability of land and building opportunities within those localities. Approval of slow or no growth measures would reduce our ability to open new home communities and build and sell homes in the affected markets and create additional costs and administration requirements, which in turn could harm our future sales and earnings.

Possible Shortage of Land for Purchase and Development; Inventory Risks

Our success depends in part upon the continued availability of suitable undeveloped land at acceptable prices. The availability of undeveloped land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. Should suitable land opportunities become less available, it could limit our ability to develop new communities, increase land costs and negatively impact our sales and earnings.

In addition, the risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to write-down land holdings, write-down our investments in unconsolidated joint ventures, sell homes at a loss and/or hold land in inventory longer than planned. For example, during the fourth quarter of 2001 we recorded a noncash pretax asset impairment charge of $5.4 million. The charge resulted from the write-down of one homebuilding project to its estimated fair value in the San Francisco Bay Area which has experienced slower than anticipated new home sales, increased sales incentives and lower new home selling prices. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

Our Industry is Highly Competitive

The homebuilding industry is highly competitive. We compete with numerous other residential construction firms, including large national and regional firms, for customers, undeveloped land, financing, raw materials and skilled labor. We compete for customers primarily on the basis of the location, design, quality and price of our homes and the availability of mortgage financing. Some of our competitors have substantially larger operations and greater financial resources than we do, and as a result may have lower costs of capital, labor and materials than us, and may be able to compete more effectively for land acquisition opportunities. As a result of an ongoing consolidation trend in the industry, some of these competitors may continue to grow significantly in size. We also compete with the resale of existing homes and rental homes. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably. Our mortgage lending operations are subject to intense competition from other mortgage lenders, many of which are substantially larger and may have a lower cost of funds or effective overhead burden than our lending operations.

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

During the development process, we must obtain the approval of numerous governmental authorities which regulate matters such as:

•	permitted land uses, levels of density and architectural designs;

•	the installation of utility services, such as water and waste disposal; and

•	the dedication of acreage for open space, parks, schools and other community services.

The approval process can be lengthy and cause significant delays in the development process. In addition, changes in local circumstances or laws may require additional approvals or modifications to approvals previously obtained, which can result in further delays and additional expenses. Delays in the development process can cause substantial increases to development costs, which in turn could harm our operating results. There can be no assurance that we will be successful in securing approvals for all of the land we currently control.

Our mortgage financing operations are subject to numerous federal, state and local laws and regulations, including eligibility requirements for participation in federal loan programs. Our title insurance agency subsidiary is subject to applicable insurance laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and claims for monetary damages.

Risk of Adverse Weather Conditions and Natural Disasters

We are subject to the risks associated with adverse weather conditions and natural disasters which occur in our markets, including:

•	unusually heavy or prolonged precipitation;

•	earthquakes;

•	fires;

•	floods; and

•	landslides.

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

We are Subject to Product Liability and Warranty Claims Arising in the Ordinary Course of Business

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and availability of product liability insurance for construction defects is currently limited and costly. There can be no assurance that coverage will not be further restricted and become more costly.

We May Not Be Able to Successfully Complete Future Acquisitions

Our growth strategy includes expanding and diversifying geographically through acquisitions. Any future acquisitions may be difficult, time consuming and costly, increasing the demands on our resources and significantly diverting our management’s attention from other important issues. There can be no assurance that we will complete any future acquisitions or that we will be able to successfully integrate the operations, technology and personnel of any acquired business.

Our Significant Amount of Debt Could Harm our Financial Health

We currently have a significant amount of debt. As of December 31, 2001, our total consolidated indebtedness was $545.3 million (excluding indebtedness relating to our mortgage financing operations and trade payables). In addition, subject to the restrictions in our revolving credit facility and public notes indentures, we may incur additional indebtedness in the future. Our indebtedness could have important consequences such as:

•	requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt;

•	limiting our ability to obtain future financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	making us more vulnerable to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the homebuilding industry; and

•	putting us at a disadvantage compared to competitors who have less debt.

Our unconsolidated joint ventures also have significant amounts of debt, and will likely incur additional debt. Under credit enhancements which we typically provide with respect to joint venture borrowings, we could be required to make additional investments in these joint ventures to reduce outstanding borrowings. If we were required to make such additional investments in amounts that exceed those permitted under our revolving credit facility, this could cause a default under the facility.

We Are Dependent on our Senior Management

Our success is dependent upon the management and the leadership skills of members of our senior management. The loss of any of these individuals or an inability to attract and retain additional qualified personnel could adversely affect us. There can be no assurance that we will be able to retain our existing senior management personnel or attract additional qualified personnel.

Employees

At December 31, 2001, we had approximately 1,026 employees. None of our employees are covered by collective bargaining agreements.

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

ITEM 2.    PROPERTIES

In addition to real estate held for development and sale, we lease office facilities for our homebuilding and financial services operations. The following table summarizes our principal leased facilities at December 31, 2001. Unless otherwise noted by footnote, each of the facilities below is used by our homebuilding segment.

Location	Square Feet of Floor Space	Lease Expiration
Costa Mesa, CA (1)	52,181	2002
Irvine, CA (2)	32,621	2010
Irvine, CA (3)	8,400	2006
Irvine, CA (4)	1,842	2002
Newport Beach, CA (5)	9,312	2005
Pleasanton, CA	8,488	2002
Campbell, CA	8,840	2005
Westlake Village, CA	6,277	2002
Carlsbad, CA	10,203	2006
San Diego, CA (6)	8,012	2002
Corona, CA	10,034	2006
Temecula, CA	4,711	2002
Scottsdale, AZ (7)	12,731	2006
Irving, TX	8,064	2004
Austin, TX	4,184	2002
Houston, TX	8,585	2004
Englewood, CO (8)	13,928	2004
Loveland, CO	2,594	2004

(1)	We have subleased this facility to two unrelated third parties through the end of the lease term.
(2)	This facility serves as our corporate and Orange County divisional offices.
(3)	This facility serves as our Orange County division design studio.
(4)	This facility serves as our corporate records retention office.
(5)	This facility is used for Family Lending’s offices.
(6)	We have subleased this facility to an unrelated third party through the end of the lease term.
(7)	We have subleased 1,600 square feet of this facility to SPH Mortgage.
(8)	We have subleased 2,262 square feet of this facility to WRT Financial.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers’ ages, positions, and brief accounts of their business experience as of March 1, 2002, are set forth below.

Name	Age	Position
Stephen J. Scarborough	53	Chairman of the Board and Chief Executive Officer
Michael C. Cortney	54	President; Director
Andrew H. Parnes	43	Senior Vice President—Finance and Chief Financial Officer; Director
Clay A. Halvorsen	42	Senior Vice President, General Counsel and Secretary
Jari L. Kartozian	43	Vice President

Stephen J. Scarborough has served as Chief Executive Officer since January 2000 and Chairman of the Board since May 2001. Mr. Scarborough has been a Director since 1996 and served as President from October 1996 through May 2001. Previously, Mr. Scarborough served as Executive Vice President. Mr. Scarborough joined the Company in 1981 as President of our Orange County, California homebuilding division.

Michael C. Cortney has served as President since May 2001 and was appointed to the Board of Directors in May 2000. From January 2000 until May 2001, Mr. Cortney served as Executive Vice President. Mr. Cortney served as Senior Vice President from January 1998 until December 1999. From 1985 until August 2000, Mr. Cortney also served as the President of our Northern California homebuilding division.

Andrew H. Parnes has served as Senior Vice President—Finance since January 2001 and as Vice President—Finance prior to this and since January 1997. In May 2001, Mr. Parnes was appointed to the Board of Directors. In addition, he has served as our Chief Financial Officer since July 1996. Mr. Parnes served as our Treasurer from January 1991 until May 2001. From December 1989 until July 1996, Mr. Parnes served as our Controller.

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

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are listed on the New York Stock Exchange and Pacific Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape and the amount of common dividends paid.

	Year Ended December 31,
	2001			2000
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$33.00	$19.50	$.08	$11.25	$8.94	$.08
June 30	24.10	15.71	.08	11.81	9.31	.08
September 30	26.75	16.60	.08	18.25	10.06	.08
December 31	25.25	17.34	.08	27.38	15.50	.08

As of March 1, 2002, the number of record holders of our common stock was 1,110.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$1,375,610	$1,317,995	$1,198,831	$759,612	$584,571
Financial Services	8,851	3,410	2,257	1,403	171

Total revenues	$1,384,461	$1,321,405	$1,201,088	$761,015	$584,742

Pretax Income:
Homebuilding	$179,985	$165,973	$114,058	$81,319	$40,937
Financial Services	4,491	174	5	(425)	109

Pretax income from continuing operations before extraordinary charge	$184,476	$166,147	$114,063	$80,894	$41,046

Income from continuing operations before extraordinary charge	$111,065	$100,142	$67,571	$47,404	$23,976
Income (loss) from discontinued operations, net of income taxes	—	—	(159)	(199)	48
Gain on disposal of discontinued operations, net of income taxes.	—	—	618	—	3,302
Extraordinary charge from early extinguishment of debt, net of income taxes	—	—	—	(1,328)	—

Net income	$111,065	$100,142	$68,030	$45,877	$27,326

Basic Net Income Per Share:
Income per share from continuing operations	$3.71	$3.43	$2.28	$1.59	$0.82
Income (loss) per share from discontinued operations	—	—	(0.01)	(0.01)	—
Gain per share on disposal of discontinued operations	—	—	0.02	—	0.11
Extraordinary charge per share from early extinguishment of debt	—	—	—	(0.04)	—

Net income per share	$3.71	$3.43	$2.29	$1.54	$0.93

Weighted average common shares outstanding.	29,931,797	29,236,125	29,597,669	29,714,431	29,504,477

Diluted Net Income Per Share:
Income per share from continuing operations	$3.63	$3.39	$2.27	$1.58	$0.81
Income (loss) per share from discontinued operations	—	—	(0.01)	(0.01)	—
Gain per share on disposal of discontinued operations	—	—	0.02	—	0.11
Extraordinary charge per share from early extinguishment of debt	—	—	—	(0.04)	—

Net income per share	$3.63	$3.39	$2.28	$1.53	$0.92

Weighted average common and diluted shares outstanding	30,628,445	29,562,230	29,795,263	30,050,078	29,807,702

Balance Sheet and Other Financial Data:
Total assets	$1,366,301	$1,118,786	$829,968	$866,362	$547,665
Homebuilding long-term debt	$524,653	$424,351	$321,847	$404,806	$194,305
Stockholders’ equity.	$573,092	$486,230	$381,885	$324,679	$283,778
Stockholders’ equity per share	$19.51	$16.17	$13.07	$10.96	$9.58
Cash dividends declared per share	$0.32	$0.32	$0.20	$0.17	$0.14

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Homebuilding:
Revenues.	$1,375,610	$1,317,995	$1,198,831
Cost of sales	1,091,484	1,057,827	986,793

Gross margin	284,126	260,168	212,038

Gross margin percentage	20.7%	19.7%	17.7%

Selling, general and administrative expenses	124,468	105,141	99,971
Income from unconsolidated joint ventures	26,675	16,478	6,201
Interest expense	4,158	3,599	1,519
Amortization of goodwill	2,342	2,100	1,979
Other income (expense)	152	167	(712)

Homebuilding pretax income	179,985	165,973	114,058

Financial Services:
Revenues	8,851	3,410	2,257
Expenses	6,443	4,265	3,140
Income from unconsolidated joint ventures	1,713	718	783
Other income	370	311	105

Financial services pretax income	4,491	174	5

Income from continuing operations before income taxes	$184,476	$166,147	$114,063

Operating Data
	Year Ended December 31,
	2001	2000	1999
New homes delivered:
Southern California	1,325	1,367	1,173
Northern California	600	865	1,020

Total California	1,925	2,232	2,193

Texas	645	546	459
Arizona	1,067	797	802
Colorado	380	141	—

Consolidated total	4,017	3,716	3,454
Unconsolidated joint ventures (California)	294	155	18

Total	4,311	3,871	3,472

Average selling price:
California deliveries (excluding joint ventures)	$457,777	$443,371	$436,285
Texas deliveries	$291,727	$287,221	$239,930
Arizona deliveries	$172,694	$164,207	$159,958
Colorado deliveries	$315,927	$271,909	$—
Consolidated deliveries (excluding joint ventures)	$341,972	$354,047	$346,030
Unconsolidated joint venture deliveries (California)	$537,063	$553,550	$484,650
Total deliveries (including joint ventures)	$355,277	$362,035	$346,749

Operating Data—(continued)

	Year Ended December 31,
	2001	2000	1999
Net new orders:
Southern California	1,469	1,439	1,138
Northern California	392	967	946

Total California	1,861	2,406	2,084

Texas	551	661	466
Arizona	1,176	887	761
Colorado	310	140	—

Consolidated total	3,898	4,094	3,311
Unconsolidated joint ventures (California)	268	156	64

Total	4,166	4,250	3,375

Average selling communities during the year:
Southern California	21	21	21
Northern California	13	13	15
Texas	27	26	18
Arizona	18	15	11
Colorado	10	5	—
Unconsolidated joint ventures (California)	6	3	1

Total	95	83	66

	At December 31,
	2001	2000	1999
Backlog (in units):
Southern California	558	414	342
Northern California	67	275	173

Total California	625	689	515

Texas	147	241	126
Arizona	526	417	327
Colorado	78	148	—

Consolidated total	1,376	1,495	968
Unconsolidated joint ventures (California)	21	47	46

Total	1,397	1,542	1,014

Backlog at year end (estimated dollar value in thousands)	$445,407	$542,693	$326,101

Building sites owned or controlled:
Southern California	5,758	5,489	6,061
Northern California	2,977	3,356	2,299

Total California	8,735	8,845	8,360

Texas	2,598	2,650	2,427
Arizona	4,178	3,380	3,956
Colorado	1,971	2,238	—

Total	17,482	17,113	14,743

Total building sites owned	10,664	9,949	7,664
Total building sites optioned	4,646	4,786	3,901
Total unconsolidated joint venture lots	2,172	2,378	3,178

Total	17,482	17,113	14,743

Completed and unsold homes	345	134	167

Homes under construction	1,815	1,946	1,455

Selected Financial Data
	Year Ended December 31,
	2001		2000		1999
	(Dollars in thousands)
EBITDA (1)	$238,290		$197,887		$147,011
Homebuilding interest incurred	$49,478		$39,627		$35,151
Homebuilding interest capitalized to inventories	$45,320		$36,028		$33,632
Homebuilding interest previously capitalized to inventories included in cost of sales	$39,990		$33,854		$27,401
Cash distributions of income from unconsolidated joint ventures	$26,533		$7,136		$6,363
Ratio of EBITDA to homebuilding interest incurred	4.8	x	5.0	x	4.2	x

(1)
EBITDA means earnings (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) interest expensed, (c) amortization of capitalized interest included in cost of sales, (d) depreciation and amortization, (e) income from unconsolidated joint ventures, (f) discontinued operations and (g) nonrecurring noncash charges of $5.4 million in 2001 related to a noncash write-down of one homebuilding project in the San Francisco Bay Area to its estimated fair value. EBITDA is a widely accepted financial indicator of a company’s availability to service debt. However, EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of operating performance or as a measure of liquidity.

Fiscal Year 2001 Compared to Fiscal Year 2000

Income from continuing operations for the year ended December 31, 2001 increased 11 percent to a record $111.1 million, or $3.63 per diluted share, compared to $100.1 million, or $3.39 per diluted share, in 2000. EBITDA for 2001 increased 20 percent to $238.3 million compared to $197.9 million in 2000.

Homebuilding

Homebuilding pretax income was up 8 percent to $180.0 million for the year ended December 31, 2001, generating a 13.1 percent pretax margin, compared to $166.0 million and a 12.6 percent pretax margin in the prior year. The higher level of operating income was primarily attributable to a 100 basis point increase in the homebuilding gross margin percentage to 20.7 percent, a 4 percent rise in homebuilding revenues and a $10.2 million increase in joint venture income, but were partially offset by an increase in selling, general and administrative expenses as a percentage of revenues from 8.0 percent to 9.0 percent in 2001.

Homebuilding pretax income and gross margin for 2001 were also impacted by a noncash pretax asset impairment charge of $5.4 million. The charge, which was included in cost of sales, resulted from the write-down to estimated fair value of one homebuilding project in the San Francisco Bay Area. This area has experienced slower than anticipated new home sales, increased sales incentives and lower new home selling prices.

Homebuilding revenues for 2001 were a record $1.38 billion, a 4 percent increase over the $1.32 billion achieved in 2000. The higher revenue total was due to an 8 percent increase in deliveries (exclusive of joint ventures) to 4,017 new homes, which was offset in part by a 3 percent decline in the average home selling price to $342,000. In California, we delivered 1,925 new homes in 2001 versus 2,232 homes last year. Deliveries were down 3 percent in Southern California to 1,325 new homes as a greater percentage of our deliveries were generated from our unconsolidated joint ventures. Deliveries were down 31 percent in Northern California to 600 new homes due to weak economic conditions and reduced demand for housing in the San Francisco Bay Area. Our Texas division’s deliveries were up 18 percent to 645 new homes, while deliveries in Arizona increased 34 percent to 1,067 new homes. Our Colorado division delivered 380 new homes in its first full year of operations compared to deliveries of 141 new homes in 2000 subsequent to our acquisition in August 2000.

The average home price in California increased 3 percent to $458,000 (exclusive of joint ventures). Although we have been successful in delivering a greater percentage of our homes in the $400,000 and under price range, the average home price was impacted by the delivery of homes in excess of $1 million from two projects in Southern California. The average home price in Texas was up slightly to $292,000 reflecting a greater distribution of deliveries from our Dallas and Austin operations. In Arizona, the average home price was up 5 percent to $173,000 due to changes in delivery mix and, in Colorado, the average home price increased 16 percent to $316,000 also reflecting a shift in product mix. The consolidated average home price for 2002 is expected to be in the $340,000 to $345,000 price range compared to $342,000 in 2001.

The homebuilding gross margin percentage for 2001 was up 100 basis points to 20.7 percent compared to 19.7 percent in 2000. The improvement in the consolidated gross margin percentage was primarily due to an increase in California gross margins as a result of continued strong demand for housing during the year in Southern California and as a result of higher margins in Northern California in the first half of the year due to the strong beginning backlog of presold homes. The increase in the 2001 gross margin percentage was partially offset by the $5.4 million asset impairment charge discussed above and the drop in Northern California deliveries in the second half of 2001, where new homes have generated above average margins. Looking forward, in 2002 we expect our consolidated gross margin percentage to be below the 20.7 percent generated in 2001. This will likely cause our earnings in 2002 to be below the level achieved in 2001.

Selling, general and administrative (“SG&A”) expenses for 2001 were 9.0 percent of homebuilding revenues compared to 8.0 percent in 2000. The increase in SG&A expenses as a percentage of homebuilding revenues was due primarily to higher levels of sales and marketing costs incurred in some of our markets as a result of weaker housing demand combined with an increase in non-California deliveries which generally incur higher levels of selling commissions as a percent of revenues.

Income from unconsolidated joint ventures in 2001 was generated from the delivery of 294 new homes compared to 155 deliveries last year and from land sales from our Talega land development joint venture in South Orange County, California. The new home deliveries in 2001 were generated primarily from our multi-project joint venture in Fullerton, California and our four-project active adult development in Talega. In 2000, we generated a $5.1 million gain on the sale of a 107 lot parcel of land from our Fullerton, California venture.

Amortization of goodwill for 2001 reflects a slight increase over the prior year level as it includes a full year of amortization expense for the Colorado acquisition which closed during the 2000 third quarter. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we will no longer amortize goodwill.

Net new orders for 2001 (including unconsolidated joint ventures) were down 2 percent from the year earlier period to 4,166 new homes compared to 4,250 in the prior year. The decline in orders was the result of weak housing demand in certain of our markets due to the national economic recession and slowdown in the high-tech sector. Orders were up 8 percent in Southern California on an 8 percent increase in community count, down 59 percent in Northern California on a flat community count, down 17 percent in Texas on a 4 percent increase in community count, and up 33 percent in Arizona on a 20 percent higher community count. Net new orders in Colorado totaled 310 new homes during 2001 from 10 active selling communities versus 140 new home orders for the period subsequent to our August 2000 acquisition. We ended 2001 with a backlog of 1,397 (including unconsolidated joint ventures) presold homes valued at an estimated $445.4 million compared to 1,542 homes valued at an estimated $542.7 million at December 31, 2000. The decrease in the year end backlog was due to slower new home sales trends experienced in the second half of 2001 compared to the same period in 2000. No assurance can be given that all of the homes in our backlog will actually be sold as contracted. See “Business—Marketing and Sales” for a discussion of our cancellation rates.

Financial Services

Financial services revenues reflect our California financial services subsidiary, Family Lending. For 2001, revenues were up 160 percent over the prior year. The higher revenue total was driven primarily by a 94 percent increase in the dollar volume of loans sold compared to the prior year, combined with improved margins generated from the sale of loans and higher net interest income recognized on loans held for sale. The higher margins were due primarily to a weakening of the competitive environment for new home financing, as lower interest rates resulted in a stronger mortgage refinancing market. The improvement in the net interest income margin was due to the lower interest rate environment which increased the spread between Family Lending’s cost of borrowings compared to interest rates earned on mortgages held prior to disposition. The increase in loan volume was due to an increase in our capture rate to 57 percent from 37 percent in 2000. The rise in expenses during 2001 compared to the year earlier period primarily reflects increased operating expenses and compensation associated with the higher loan volume.

The financial services joint venture income reflects our share of the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas, and the operations of WRT Financial, our mortgage banking joint venture in Colorado. The increase in venture income was primarily attributable to higher delivery levels from these regions and improved margins generated from the sale of loans.

Other financial services income represents earnings from our title insurance operation in Texas, which serves as a title insurance agent that offers title examination services.

Fiscal Year 2000 Compared to Fiscal Year 1999

Income from continuing operations for 2000 increased 48 percent to $100.1 million, or $3.39 per diluted share, compared to $67.6 million, or $2.27 per diluted share, in 1999. Net income including discontinued operations increased 47 percent to $100.1 million, or $3.39 per diluted share, for 2000, compared to $68.0 million, or $2.28 per diluted share, in 1999. The discontinued operations reflect our former savings and loan subsidiary, which was sold in May 1999 for an after tax gain of $618,000, or $0.02 per diluted share. (See “—Discontinued Operations” for further discussion of the discontinued operating segment.) EBITDA for 2000 increased 35 percent to $197.9 million compared to $147.0 million in 1999.

On August 25, 2000, we acquired The Writer Corporation, a Denver-based homebuilder (“Writer”), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26 million (excluding transaction costs), plus the assumption of approximately $37.5 million of indebtedness. The acquisition consideration was paid in a combination of cash, totaling approximately $10.2 million, and 1,159,398 shares of Standard Pacific common stock. The cash component of the acquisition was financed under our unsecured revolving credit facility. With this acquisition, we purchased or assumed the rights to acquire approximately 2,000 single-family lots located in the Denver and Fort Collins areas, which included 11 active subdivisions at the close of the transaction. In addition, we acquired a backlog of 149 pre-sold homes and retained Writer’s management team and staff.

Homebuilding

Homebuilding pretax income was up 46 percent to $166.0 million for 2000, compared to $114.1 million in 1999. The higher level of income was primarily attributable to a 200 basis point improvement in the homebuilding gross margin percentage, a 10 percent rise in homebuilding revenues and a $10.3 million increase in joint venture income.

Homebuilding revenues for 2000 totaled $1.32 billion, a 10 percent increase over the $1.20 billion level achieved during 1999. The higher revenue total was due to an 8 percent increase in deliveries to 3,716 new homes (exclusive of joint ventures) and a 2 percent increase in the average home selling price to $354,000. In

California we delivered 2,232 new homes in 2000 compared to 2,193 homes in 1999, a 2 percent increase. Deliveries were up 17 percent in Southern California, but were down 15 percent in Northern California due primarily to a 13 percent decline in the number of active selling communities during the year compared to 1999. Deliveries in Texas were up 19 percent to 546 new homes, while deliveries in Arizona totaled 797 new homes and were in line with the level achieved in 1999. Our Colorado division delivered 141 new homes from the date of acquisition (August 25, 2000) through December 31, 2000.

In 2000, the average home price in California was up 2 percent to $443,000, reflecting general price appreciation offset in part by a change in product mix to lower priced homes. In Texas, the average home price was up 20 percent to $287,000 reflecting the delivery of larger, more expensive homes and, to a lesser degree, general price appreciation experienced in the Austin market. The average home price in Arizona was up 3 percent to $164,000 due primarily to a change in product mix. The average selling price in Colorado during 2000 was $272,000.

The homebuilding gross margin percentage for 2000 was up 200 basis points to 19.7 percent compared to 17.7 percent in 1999. The significant increase in the gross margin percentage was driven principally by a jump in California margins. Home prices in California were up in 2000 due to strong housing demand experienced during the year while labor and material costs were relatively stable compared to 1999. Texas and Arizona gross margins were up modestly over the levels achieved during 1999, while gross margins in Colorado were below the consolidated average due to the effects of purchase accounting adjustments recorded in connection with the Writer acquisition.

For 2000, SG&A expenses were 8.0 percent of homebuilding revenues, down from 8.3 percent in 1999. The decline in SG&A expenses as a percentage of homebuilding revenues was primarily the result of a higher revenue base during 2000 and the fixed nature of certain general and administrative expenses, which was offset in part by increased selling costs associated with opening more new communities during 2000 than in 1999.

Income from unconsolidated joint ventures in 2000 was generated from the delivery of 155 homes from our three-project joint venture in Fullerton, California in Orange County and a $5.1 million gain on the sale of an adjacent parcel of land.

Amortization of goodwill for 2000 reflects a slight increase over the prior year as it includes approximately four months of amortization related to the Colorado acquisition which closed during the 2000 third quarter.

Net new orders for 2000 were up 26 percent over 1999 to 4,250 new homes on a 26 percent increase in average community count. Housing market conditions were generally favorable in all of our markets during 2000. Orders were up 33 percent in Southern California on a 9 percent increase in community count, up 2 percent in Northern California on a 13 percent decline in community count, up 42 percent in Texas on a 44 percent increase in community count and up 17 percent in Arizona on a 36 percent higher community count. Net new orders in Colorado totaled 140 homes for the period from the closing of the Colorado acquisition on August 25, 2000 through December 31, 2000.

Financial Services

Financial services revenues for 2000 were up 51 percent over the level generated in 1999. The higher revenue total was driven by a 74 percent increase in the dollar volume of loans sold during 2000 compared to 1999. The increase in loan volume was due to higher capture rates achieved as we expanded our operations to include substantially all of our new communities in California and, to a lesser extent, from higher new home sales. However, margins on the sale of loans were impacted by the extremely competitive mortgage lending market that existed during much of 2000 which resulted in lower margins on loan sales. In addition, 1999 revenues reflect a one-time gain that was recognized from the pay-off of a commercial loan. The rise in operating expenses in 2000 compared to 1999 reflected the higher origination and loan sale activity experienced in California.

Inventory Carrying Costs and Inventory Turnover Ratio

	December 31,
	2001	2000	1999
	(Dollars in millions)
Capitalized interest in ending inventories and capitalized interest as a percentage of total inventories	$28.9 2.6%	$23.6 2.8%	$21.4 3.1%
Average inventory balance	$981	$771	$706
Cost of sales for the year then ended	$1,091	$1,058	$987
Ratio of cost of sales to average inventory balance (inventory turn ratio)	1.11x	1.37x	1.40x

The inventory turn ratio decreased from 1.37 in 2000 to 1.11 in 2001 primarily due to slowing demand for housing in certain of our markets as a result of the national recession during the year and the slowdown in the high-tech sector. The slowdown resulted in a 27 percent increase in average inventory value while revenues were up only 4 percent.

The 2000 inventory turn ratio of 1.37 remained relatively consistent with the 1999 ratio of 1.40. The nominal decline in the ratio from 1999 was primarily attributable to an increase in the average inventory balance related to the newly formed Southern California Inland Empire division and the 2000 third quarter Colorado acquisition. The impact of the higher level of inventories was partially offset by a 10 percent increase in 2000 revenues (exclusive of joint ventures) over 1999. On a pro forma basis, calculating the inventory turn ratio without the Inland Empire and Colorado balances, the ratio would have increased to 1.48 in 2000 versus 1.40 in 1999. The higher pro forma turn ratio primarily reflected the strong California housing market in 2000 combined with the increased use of joint venture structures for larger, longer-term projects. Additionally, Texas revenues were up 39 percent in 2000, which also positively impacted our inventory turn ratio.

Capitalized interest as a percentage of ending inventories declined from 2.8 percent at the end of 2000 to 2.6 percent at the end of 2001. The lower level of carrying costs as a percentage of ending inventories was primarily the result of a reduction in variable rate debt costs in 2001 stemming from the decline in short-term interest rates during 2001, which was partially offset by the decrease in the inventory turn ratio in 2001 compared to 2000.

Capitalized interest as a percentage of ending inventories decreased from 3.1 percent at the end of 1999 to 2.8 percent at the end of 2000. The lower level of carrying costs as a percentage of ending inventories was primarily attributable to our faster pro forma inventory turn ratio in 2000.

Discontinued Operations

In May 1997, our Board of Directors adopted a plan of disposition (the “Plan”) for our savings and loan subsidiary (“Savings”). Pursuant to the Plan, we sold substantially all of Savings’ mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings’ remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings’ business, including Savings’ charter. This sale closed in May 1999 and resulted in an after tax gain of $618,000, or $0.02 per diluted share, which is reflected in the accompanying consolidated statements of income. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings was accounted for as a discontinued operation, and the results of its operations were segregated during relevant years in the accompanying consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

Our homebuilding operations’ principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), principal and interest payments on debt, share repurchases and dividends to our stockholders. Cash requirements have been provided from internally generated funds, outside borrowings, including our bank revolving credit facility and public note offerings, land option contracts and joint venture financings. To a lesser extent, financing has been provided through the issuance of common stock as acquisition consideration and the proceeds received upon exercise of stock options. Our mortgage financing subsidiary funds its mortgage lending operations from a mortgage credit facility, internally generated funds and a parent line of credit. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash, together with equity or equity-related capital sources, are sufficient to finance our current working capital requirements and other needs.

We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2004. The credit facility contains an option that allows us to increase the total aggregate commitment up to $475 million, subject to the approval of the agent bank and availability of additional bank lending commitments. The facility contains certain covenants which, among other things, require us to maintain a minimum tangible stockholders’ equity and interest coverage ratio, and limit our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and other sources. At December 31, 2001, we had borrowings of $51.4 million and had issued approximately $36.5 million of letters of credit under this facility. Our ability to renew and extend the revolving credit facility is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

To fund mortgage loans originated by our financial services subsidiary, we have a $60 million revolving mortgage credit facility. This credit facility replaced our previous $40 million revolving mortgage facility and contains a provision which increased the total aggregate commitment up to $90 million between November 1, 2001 and January 31, 2002. Mortgage loans are typically financed under the facility for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The facility, which has LIBOR based pricing and currently matures October 2002, also contains certain financial covenants. At December 31, 2001, we had $84.2 million advanced under this facility. The balance was reduced below $60 million prior to January 31, 2002.

In January 2001, the Securities and Exchange Commission declared effective our $425 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. Currently, $375 million of securities remain available under this universal shelf (less approximately $32.7 million of common stock registered on behalf of certain potential selling stockholders). We evaluate our capital needs and the public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when these securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group or other sources, or adjust our expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability and interest coverage ratio, could result in a ratings downgrade or change in outlook or otherwise increase our cost of borrowing.

In June 2001, we utilized a portion of our universal shelf and issued $50 million of 8½% Senior Notes which mature on April 1, 2009. This note offering was an add-on to our previously issued 8½% Senior Notes due 2009. These notes, which were issued at a discount to yield approximately 8.8 percent, are unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. The notes are redeemable at our option, in whole or in part, commencing April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $48.6 million and were used to repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. Upon a change in control we also will be required to make an offer to purchase these notes. These notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including investments in unconsolidated joint ventures), and (4) sell assets. In addition to these notes, we have outstanding approximately $425 million of other senior notes that mature from 2007 through 2010.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of December 31, 2001, we had deposits outstanding of approximately $11.0 million on land purchase contracts having a total remaining purchase price of $99.6 million.

From time to time, purchase money mortgage financing is used to finance land acquisitions and development. At December 31, 2001 we had approximately $20.6 million outstanding under trust deed notes payable.

We enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At December 31, 2001 these joint ventures had borrowings which totaled approximately $194.5 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan to value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or increase in construction completion costs could trigger this pay down obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. In addition, we and our joint venture partners are generally obligated to the project lenders to complete off-site improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots over a specified period of time at predetermined prices. We have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit with no further financial responsibility. As of December 31, 2001, we had deposits outstanding of approximately $26.5 million on option contracts having a total remaining purchase price of approximately $221.2 million. The utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We paid approximately $9.6 million, or $0.32 per common share ($0.08 per common share per quarter), in dividends to our stockholders during 2001. Common stock dividends are paid at the discretion of our Board of

Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On January 22, 2002, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend was paid on February 26, 2002 to shareholders of record on February 12, 2002.

During the year ended December 31, 2001, we issued 274,338 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $3.3 million.

In April 2001, our Board of Directors approved a new $35 million stock repurchase program which replaced the previous $35 million plan. During the year ended December 31, 2001, we repurchased 978,000 shares of common stock under the new plan for approximately $19.2 million, leaving a balance of approximately $15.8 million available for future share repurchases.

We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations within the scope of SFAS 141 are to be accounted for using the purchase method of accounting. We will comply with the provisions of SFAS 141 for all future business combinations.

Also in June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead be assessed at least annually for impairment and expensed against earnings as a noncash charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We are permitted six months from the adoption date (January 1, 2002) to complete a preliminary review of goodwill for impairment and, if necessary, record any impairment adjustments prior to the end of fiscal 2002. We will adopt SFAS 142 for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of SFAS 142 on January 1, 2002 we will cease recording amortization of goodwill which would increase net income in 2002 by approximately $1.9 million, or approximately $0.06 per diluted share. Other than terminating the amortization of goodwill, we do not currently anticipate that the adoption of SFAS 142 will have a material impact on our financial position or the results of our operations. Based on current market conditions and circumstances, we do not anticipate an impairment charge for existing goodwill in 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition or results of operations in 2002.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include but are not limited to statements regarding:

•	the condition of the California housing market and the other markets in which we operate;

•	our opportunities and desire to expand in our existing markets and enter new geographic markets;

•	opportunities in the active adult market;

•	expected margins and earnings;

•	expected deliveries and average home prices;

•	expected joint venture deliveries;

•	the adequacy of our inventory of building sites and our competitive edge in acquiring new building sites;

•	our continued use of joint ventures;

•	the time typically required to complete construction of a home;

•	the expected impact of outstanding claims and actions on our results of operations and financial position;

•	our orders and backlog and the estimated sales value of our backlog;

•	planned new home community openings and the expected number of active selling communities;

•	the sufficiency of our liquidity sources and expected impact of off-balance sheet financing arrangements and other material commitments;

•	the adoption and expected impact of various accounting statements on our financial position and results of operations;

•	our exposure to and the expected impact of market risks, including fluctuations in interest rates;

•	the likelihood of realization of a net deferred tax asset; and

•	the potential value of and expense related to stock option grants.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•
local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage financing operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	litigation and warranty claims; and

•	other factors included in this Form 10-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the year ended December 31, 2001. We do not enter into or hold derivatives for trading or speculative purposes. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2001. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary and joint ventures. SPH Mortgage and WRT Financial, our mortgage banking joint ventures, and, to a lesser extent, Family Lending, our financial services subsidiary, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans concurrently with extending interest rate locks to loan applicants. In the case of SPH Mortgage and WRT Financial, these loans are typically presold, and promptly transferred, to their respective financial institution partners. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under a mortgage credit facility for a short period of time (typically for 15 to 30 days), while the investor completes its administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this fashion are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans sold in this manner if not hedged effectively. As of December 31, 2001, Family Lending had approximately $64.8 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $64.0 million were hedged by forward sale commitments of mortgage-backed securities.

There are also certain loans in Family Lending’s mortgage loan portfolio which were contributed to Family Lending in connection with its initial capitalization. These mortgage loans are accounted for as loans held for sale and include both fixed and variable rate loans. To a much lesser extent, our homebuilding operation has provided first and second mortgage loans to homebuyers and on occasion trust deed mortgage financing on land sales. These loans are held to maturity and generally are at fixed interest rates.

We utilize debt financing primarily for acquiring and developing land, constructing and selling homes, funding market expansion through acquisitions and for other operating purposes. Historically, we have made short-term borrowings under our revolving credit facility to fund these expenditures and when market conditions were appropriate, based on our judgment, we would issue stock or fixed rate debt to provide longer-term financing. In addition, as discussed above our financial services subsidiary utilizes short-term borrowings under its mortgage credit facility to finance mortgage loan originations for our homebuyers. Borrowings under both of these revolving credit facilities are at variable rates.

For our fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our earnings and cash flows. We do not currently have any obligations to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2001, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $1.4 million. A one point percentage increase in interest rates on our average variable rate debt outstanding during 2001 would have also resulted in an increase in variable rate interest costs of approximately $1.4 million. In addition, holding our homebuilding joint venture variable rate debt balance constant as of December 31, 2001, each one percentage point increase in interest rates would result in an approximate $2 million increase in interest costs at our unconsolidated joint ventures.

The table below details the principal amount and the average interest rates for the mortgage notes receivable, mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage notes receivable and mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage notes receivable and mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed notes payable and senior notes payable. The interest rates on our trust deed notes payable approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. Our senior notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2001.

December 31,	Expected Maturity Date						Total	Estimated Fair Value
	2002	2003	2004	2005	2006	Thereafter
	(Dollars in thousands)
Assets:
Mortgage notes receivable	$561	$62	$65	$70	$865	$52	$1,675	$1,719
Average interest rate	3.8%	7.2%	7.2%	7.2%	7.0%	8.1%	6.0%
Mortgage loans held for sale(1)	$88,976	$182	$114	$126	$102	$1,048	$90,548	$91,036
Average interest rate	7.2%	8.0%	9.5%	9.5%	9.5%	9.6%	7.2%
Liabilities:
Fixed rate debt	$20,621	$—	$—	$—	$—	$473,253	$493,874	$484,496
Average interest rate	6.9%	—	—	—	—	8.7%	8.7%
Variable rate debt	$84,212	$—	$51,400	$—	$—	$—	$135,612	$135,612
Average interest rate	3.0%	—	3.9%	—	—	—	3.4%

(1)	Substantially all of the amounts presented in this line item for 2002 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

Based on the current interest rate management policies we have in place with respect to most of our mortgage loans held for sale, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of STANDARD PACIFIC CORP. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Pacific Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

Orange County, California
January 21, 2002

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Homebuilding:
Revenues	$1,375,610	$1,317,995	$1,198,831
Cost of sales	1,091,484	1,057,827	986,793

Gross margin	284,126	260,168	212,038

Selling, general and administrative expenses	124,468	105,141	99,971
Income from unconsolidated joint ventures	26,675	16,478	6,201
Interest expense	4,158	3,599	1,519
Amortization of goodwill	2,342	2,100	1,979
Other income (expense)	152	167	(712)

Homebuilding pretax income	179,985	165,973	114,058

Financial Services:
Revenues	8,851	3,410	2,257
Expenses	6,443	4,265	3,140
Income from unconsolidated joint ventures	1,713	718	783
Other income	370	311	105

Financial services pretax income	4,491	174	5

Income from continuing operations before income taxes	184,476	166,147	114,063
Provision for income taxes	(73,411)	(66,005)	(46,492)

Income from continuing operations	111,065	100,142	67,571
Loss from discontinued operations, net of income taxes of $114 in 1999	—	—	(159)
Gain on disposal of discontinued operations, net of income taxes of $(425) in 1999	—	—	618

Net income	$111,065	$100,142	$68,030

Basic Net Income Per Share:
Income per share from continuing operations	$3.71	$3.43	$2.28
Loss per share from discontinued operations	—	—	(0.01)
Gain per share on disposal of discontinued operations	—	—	0.02

Net income per share	$3.71	$3.43	$2.29

Weighted average common shares outstanding	29,931,797	29,236,125	29,597,669

Diluted Net Income Per Share:
Income per share from continuing operations	$3.63	$3.39	$2.27
Loss per share from discontinued operations	—	—	(0.01)
Gain per share on disposal of discontinued operations	—	—	0.02

Net income per share	$3.63	$3.39	$2.28

Weighted average common and diluted shares outstanding	30,628,445	29,562,230	29,795,263

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS
Homebuilding:
Cash and equivalents	$3,422	$38,270
Mortgage notes receivable and accrued interest	1,675	1,744
Other notes and receivables, net	20,570	37,640
Inventories	1,119,055	843,103
Investments in and advances to unconsolidated joint ventures	70,171	90,166
Property and equipment, net	6,471	5,150
Deferred income taxes	23,028	17,289
Other assets	9,074	12,650
Goodwill, net	14,508	16,850

	1,267,974	1,062,862

Financial Services:
Cash and equivalents	5,780	173
Mortgage loans held for sale	90,548	54,070
Other assets	1,999	1,681

	98,327	55,924

Total Assets	$1,366,301	$1,118,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$57,413	$70,372
Accrued liabilities	104,813	91,408
Revolving credit facility	51,400	—
Trust deed notes payable	20,621	393
Senior notes payable	473,253	423,958

	707,500	586,131

Financial Services:
Accounts payable and other liabilities	1,497	1,095
Mortgage credit facility	84,212	45,330

	85,709	46,425

Total Liabilities	793,209	632,556

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 29,372,832 and 30,076,494 shares outstanding at December 31, 2001 and 2000, respectively	294	301
Additional paid-in capital	277,604	292,223
Retained earnings	295,194	193,706

Total stockholders’ equity	573,092	486,230

Total Liabilities and Stockholders’ Equity	$1,366,301	$1,118,786

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

Years Ended December 31, 1999, 2000 and 2001	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 1998	29,629,480	$296	$283,598	$40,785	$324,679
Exercise of stock options and related income tax benefit	33,000	1	321	—	322
Repurchase of common shares, net of expenses	(453,800)	(5)	(5,218)	—	(5,223)
Cash dividends declared ($0.20 per share)	—	—	—	(5,923)	(5,923)
Net income	—	—	—	68,030	68,030

Balance, December 31, 1999	29,208,680	292	278,701	102,892	381,885
Exercise of stock options and related income tax benefit	233,816	2	3,123	—	3,125
Repurchase of common shares, net of expenses	(525,400)	(5)	(5,381)	—	(5,386)
Cash dividends declared ($0.32 per share)	—	—	—	(9,328)	(9,328)
Issuance of common shares in connection with acquisition	1,159,398	12	15,780	—	15,792
Net income	—	—	—	100,142	100,142

Balance, December 31, 2000	30,076,494	301	292,223	193,706	486,230
Exercise of stock options and related income tax benefit	274,338	3	4,571	—	4,574
Repurchase of common shares, net of expenses	(978,000)	(10)	(19,190)	—	(19,200)
Cash dividends declared ($0.32 per share)	—	—	—	(9,577)	(9,577)
Net income	—	—	—	111,065	111,065

Balance, December 31, 2001	29,372,832	$294	$277,604	$295,194	$573,092

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net income	$111,065	$100,142	$68,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	—	159
Gain on disposal of discontinued operations	—	—	(618)
Income from unconsolidated joint ventures	(26,675)	(16,478)	(6,201)
Cash distributions of income from unconsolidated joint ventures	26,533	7,136	6,363
Loss on disposal of property and equipment	—	—	620
Depreciation and amortization	2,067	1,529	1,238
Amortization of goodwill	2,342	2,100	1,979
Changes in cash and equivalents due to:
Receivables and accrued interest	(19,339)	(60,509)	17,108
Inventories	(233,215)	(66,655)	14,059
Deferred income taxes	(5,739)	(3,188)	(1,954)
Other assets	3,758	3,096	(3,023)
Accounts payable	(12,959)	23,912	20,329
Accrued liabilities	15,126	19,290	5,468

Net cash provided by (used in) operating activities of continuing operations	(137,036)	10,375	123,557

Cash Flows from Investing Activities:
Cash paid for acquisitions	—	(46,874)	—
Investments in and advances to unconsolidated joint ventures	(73,529)	(126,905)	(44,095)
Capital distributions and repayments from unconsolidated joint ventures	71,548	82,460	33,222
Net additions to property and equipment	(3,373)	(3,591)	(1,002)
Proceeds from the sale of discontinued operations	—	—	8,798

Net cash provided by (used in) investing activities	(5,354)	(94,910)	(3,077)

Cash Flows from Financing Activities:
Net proceeds from (payments on) revolving credit facility	51,400	(23,000)	(181,900)
Net proceeds from (payments on) mortgage credit facility	38,882	35,026	(522)
Proceeds from the issuance of senior notes payable	48,615	123,125	98,250
Principal payments on senior notes and trust deed notes payable	(226)	(3,138)	(37,293)
Dividends paid	(9,577)	(9,328)	(5,923)
Repurchase of common shares	(19,200)	(5,386)	(5,223)
Proceeds from the exercise of stock options	3,255	2,501	245

Net cash provided by (used in) financing activities	113,149	119,800	(132,366)

Net change in cash from discontinued operations	—	—	(38,130)

Net increase (decrease) in cash and equivalents	(29,241)	35,265	(50,016)
Cash and equivalents at beginning of year	38,443	3,178	53,194

Cash and equivalents at end of year	$9,202	$38,443	$3,178

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Dollars in thousands)
	Year Ended December 31,
	2001	2000	1999
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest—continuing operations	$46,271	$33,614	$32,248
Income taxes	92,583	55,170	54,699
Supplemental Disclosures of Noncash Activities:
Issuance of common stock in connection with acquisition	$—	$15,792	$—
Inventory received as a distribution from unconsolidated joint ventures	22,118	12,737	—
Inventory financed by trust deed notes payable	20,454	—	—
Expenses capitalized in connection with the issuance of the 9½% senior notes due 2010	—	1,875	—
Expenses capitalized in connection with the issuance of the 8½% senior notes due 2009	515	—	1,750
Income tax benefit credited in connection with stock option exercises	1,319	624	77

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Organization and Operations

We operate primarily as a geographically diversified builder of single-family homes for use as primary residences with operations throughout the major metropolitan markets in California, Texas, Arizona and Colorado. We also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures, Family Lending Services, SPH Mortgage, WRT Financial and SPH Title. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to Standard Pacific Corp. and its subsidiaries.

For 2001 our percentage of home deliveries by state (including unconsolidated joint ventures) was as follows:

State	Percentage of Deliveries
California	51%
Texas	15
Arizona	25
Colorado	9

Total	100%

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California. There have been periods of time in California where economic growth has slowed and the demand for new homes in certain areas in California in which we do business, and in some instances home prices, have declined. There can be no assurance that the demand for new homes or home sales prices in California or the other markets in which we operate will not decline in the future.

2.    Summary of Significant Accounting Policies

a.    Basis of Presentation

The consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures in which we have less than a controlling interest and joint ventures in which minority members have participating rights in significant decisions are accounted for using the equity method.

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

c.    Segment Reporting

We report our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under the provisions of SFAS 131, our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d.    Cash and Equivalents

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits, and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less.

e.    Mortgage Loans Held for Sale

Mortgage loans held for sale are reported at the lower of cost or market on an aggregate basis. We estimate the market value of our loans held for sale based on quoted market prices for similar loans. Loan origination fees, net of the related direct origination costs, and loan discount points are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized as income upon the sale of mortgage loans, which generally occurs within 60 days of origination.

f.    Inventories

Inventories consisted of the following:

	December 31,
	2001	2000
	(Dollars in thousands)
Housing completed and under construction	$436,718	$344,237
Land and land under development	613,079	443,325
Model homes	69,258	55,541

	$1,119,055	$843,103

We capitalize direct carrying costs, including interest, property taxes and related development costs to real estate under development. Field construction supervision and related direct overhead are also included in the capitalized cost of real estate inventories. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision.

We assess the recoverability of inventories in accordance with the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” (“SFAS 121”). SFAS 121 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 121 also requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets (excluding interest) at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates which could affect our future results of operations. We review each real estate project on a community-by-community basis to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

During 2001 we recorded a $5.4 million noncash pretax asset impairment charge related to a write-down of one homebuilding project to estimated fair value in the San Francisco Bay Area which has experienced slower than anticipated new home sales, increased sales incentives and lower new home selling prices. This charge was included in cost of sales in the accompanying consolidated financial statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

g.    Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” Interest capitalized as a cost of real estate under development is included in cost of sales as related units are sold. The following is a summary of interest capitalized and expensed from continuing operations for the following periods:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Total homebuilding interest incurred	$49,478	$39,627	$35,151
Less: Homebuilding interest capitalized to inventories	45,320	36,028	33,632

Homebuilding interest expense	$4,158	$3,599	$1,519

Homebuilding interest previously capitalized to inventories included in cost of sales	$39,990	$33,854	$27,401

Homebuilding interest capitalized in ending inventories	$28,890	$23,560	$21,386

h.    Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization of $6,446,000 and $4,799,000 as of December 31, 2001 and 2000, respectively. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets which typically range between 3 and 10 years.

i.    Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

j.    Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets and, through December 31, 2001, was amortized on a straight-line basis over periods ranging from 7 to 12 years. Accumulated amortization was $7,977,000 and $5,635,000 as of December 31, 2001 and 2000, respectively. Commencing January 1, 2002, we will no longer amortize goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill not be amortized but instead be assessed at least annually for impairment and expensed against earnings as a noncash charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value.

k.    Revenue Recognition

Homebuilding revenues are recorded after construction is completed, title has passed to the homebuyer and collection of the purchase price is assured.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize loan origination fees and expenses, and gains and losses on loans when the related mortgage loans are sold. Our current policy is to sell all mortgage loans originated. These sales generally occur within 60 days of origination. Mortgage loan interest is accrued only so long as it is deemed collectible.

l.    Cost of Sales

Homebuilding cost of sales is recognized when homes are sold and title has transferred to the homebuyer. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a subdivision using the relative sales value method. The estimation of these costs requires a substantial degree of judgment by management and includes all direct and indirect construction costs associated with constructing and carrying the home as well as costs related to developing the surrounding community and amenities, such as land, land improvements and other common costs.

m.    Warranty Costs

Estimated future warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates.

n.    Net Income Per Share

We compute net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table set forth below reconciles the components of the basic net income per share calculation to diluted net income per share.

	Year Ended December 31,
	2001			2000			1999
	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
Income available to common stockholders from continuing operations	$111,065	29,931,797	$3.71	$100,142	29,236,125	$3.43	$67,571	29,597,669	$2.28
Effect of dilutive stock options (1)	—	696,648		—	326,105		—	197,594

Diluted income per share from continuing operations	$111,065	30,628,445	$3.63	$100,142	29,562,230	$3.39	$67,571	29,795,263	$2.27

(1)
For the years ended December 31, 2001, 2000 and 1999 this line does not include stock options of 534,000, 888,500 and 401,000, respectively, for which the exercise price exceeded the average market price of Standard Pacific’s common stock during such period (i.e., excludes anti-dilutive stock options).

o.    Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), during 1998. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income separately from retained earnings and additional paid-in capital in the equity section of its balance sheet. We had no items of other comprehensive income in any period presented in the accompanying consolidated financial statements.

p.    Derivative Instruments and Hedging Activities

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as subsequently amended by Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 requires all derivatives to be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair value. The adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

q.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. We will comply with the provisions of SFAS 141 for all future business combinations.

Also in June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead be assessed at least annually for impairment and expensed against earnings as a noncash charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We are permitted six months from the adoption date (January 1, 2002) to complete a preliminary review of goodwill for impairment and, if necessary, record any adjustments prior to the end of fiscal 2002. We will adopt SFAS 142 for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of SFAS 142 on January 1, 2002 we will cease recording amortization of goodwill which would increase net income in 2002 by approximately $1.9 million, or approximately $0.06 per diluted share. Other than terminating the amortization of goodwill, we do not currently anticipate that the adoption of SFAS 142 will have a material impact on our financial position or the results of our operations. Based on current market conditions and circumstances, we do not anticipate any impairment charges for existing goodwill in 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition or results of operations in 2002.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

r.    Reclassifications

Certain items in prior period financial statements have been reclassified to conform with current year presentation.

3.    Investments in Unconsolidated Homebuilding Joint Ventures

Summarized financial information related to our unconsolidated homebuilding joint ventures accounted for under the equity method are as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Assets:
Cash	$27,622	$14,556
Real estate inventories	357,020	292,144
Other assets	34,876	34,405

	$419,518	$341,105

Liabilities and Equity:
Accounts payable and accrued expenses	$51,413	$58,953
Construction loans and trust deed notes payable	194,488	115,369
General obligation assessment bonds	55,394	44,699
Equity	118,223	122,084

	$419,518	$341,105

Our share of equity shown above was approximately $56.1 million and $59.1 million at December 31, 2001 and 2000, respectively.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Revenues	$199,987	$209,717	$43,642
Cost of revenues and expenses	147,116	159,000	33,101

Net earnings of joint ventures	$52,871	$50,717	$10,541

Our share of earnings and losses in the joint ventures detailed above varies, and generally our share of earnings and losses is less than or equal to 50 percent. All intercompany profits or losses from unconsolidated joint ventures are eliminated.

The sole purpose of some of the joint ventures to which we are a party is to develop finished lots for sale to the joint venture’s members. We and the other members of these joint ventures then purchase the lots from the joint venture generally at cost to construct homes thereon.

For certain joint ventures for which we are the managing member, we receive management fees which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the years ended December 31, 2001, 2000 and 1999 we recorded approximately $5,987,000, $2,624,000 and $2,655,000, respectively, in management fees. As of December 31, 2001 and 2000 we had approximately $4,058,000 and $4,797,000, respectively, in management fees receivable from various joint ventures which were included in other notes and receivables in the accompanying consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Acquisitions

On August 25, 2000, we acquired The Writer Corporation, a publicly traded Denver-based homebuilder (“Writer”), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26 million (excluding transaction costs), plus the assumption of approximately $37.5 million of indebtedness. The acquisition consideration was paid in a combination of cash, totaling approximately $10.2 million, and 1,159,398 shares of Standard Pacific common stock. The cash component of the acquisition was financed under our unsecured revolving credit facility. With this acquisition, we purchased or assumed the rights to acquire approximately 2,000 single-family lots located in the Denver and Fort Collins areas, which included 11 active subdivisions at the close of the transaction. In addition, we acquired a backlog of 149 pre-sold homes and retained Writer’s management team and staff.

This acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled approximately $3.6 million. The excess purchase price has been recorded as goodwill in the accompanying consolidated balance sheets and, through December 31, 2001, was amortized on a straight-line basis over a 10-year period.

5.    Revolving Credit Facility and Trust Deed Notes Payable

a.    Revolving Credit Facility

We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2004. The credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million subject to the approval of the agent bank and our ability to obtain additional commitments. The facility contains certain covenants which, among other things, require us to maintain a minimum tangible stockholders’ equity and interest coverage ratio, and limit our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and other sources. At December 31, 2001, we had $51.4 million in borrowings and approximately $36.5 million in letters of credit outstanding under this facility. Interest rates charged under this facility include LIBOR and prime rate pricing options. In addition, there are fees charged on the commitment and unused portion of the facility. As of December 31, 2001, and throughout the year, we were in compliance with the covenants of this facility.

b.    Trust Deed Notes Payable

At December 31, 2001 and 2000, trust deed notes payable consisted of trust deeds for land purchases and certain other real estate inventory.

c.    Borrowings and Maturities

The following summarizes the borrowings outstanding under the unsecured revolving credit facility (excluding senior notes—see Note 6) and trust deed notes payable during the three years ended December 31:

	2001	2000	1999
	(Dollars in thousands)
Maximum borrowings outstanding during the year at month end	$167,489	$210,749	$237,022
Average outstanding balance during the year	$100,672	$84,217	$131,850
Weighted average interest rate for the year	5.1%	7.9%	6.5%
Weighted average interest rate on borrowings outstanding at year end	4.8%	0%	7.2%

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of the revolving credit facility, trust deed notes payable and senior notes payable (see Note 6 below) are as follows:

Year Ended December 31,
(Dollars in thousands)
2002	$20,621
2003	—
2004	51,400
2005	—
2006	—
Thereafter	473,253

$545,274

6.    Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2001	2000
	(Dollars in thousands)
8½% Senior Notes due 2007, net	$99,551	$99,489
8% Senior Notes due 2008, net	99,527	99,469
8½% Senior Notes due 2009, net	149,175	100,000
9½% Senior Notes due 2010	125,000	125,000

	$473,253	$423,958

In June 1997, we issued $100 million of 8½% Senior Notes due June 15, 2007 (the “8½% Senior Notes”). The 8½% Senior Notes were issued at a discount to yield approximately 8.6 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. Interest is due and payable on June 15 and December 15 of each year until maturity. These notes are redeemable at our option, in whole or in part, commencing June 15, 2002 at a price of 104.25 percent of par value, with the call price reducing ratably to par on June 15, 2005. Net proceeds after offering expenses were approximately $96.9 million.

In February 1998, we issued $100 million of 8% Senior Notes due February 15, 2008 (the “8% Senior Notes”). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent under the effective interest method. Interest is due and payable on February 15 and August 15 of each year until maturity. These notes are redeemable at our option, in whole or in part, commencing February 15, 2003 at 104.00 percent of par, with the call price reducing ratably to par on February 15, 2006. Net proceeds after offering expenses were approximately $97.3 million.

In April 1999, we issued $100 million of 8½% Senior Notes which mature April 1, 2009 (the “8½% Senior Notes due 2009”). The 8½% Senior Notes due 2009 were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The 8½% Senior Notes due 2009 are redeemable at our option, in whole or in part, commencing April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2000, we issued $125 million of 9½% Senior Notes which mature on September 15, 2010 (the “9½% Senior Notes”). These notes were issued at par with interest due and payable on March 15 and September 15 of each year until maturity. The 9½% Senior Notes are redeemable at our option, in whole or in part, commencing September 15, 2005 at 104.75 percent of par, with the call price reducing ratably to par on September 15, 2008. Net proceeds after underwriting expenses were approximately $123.1 million.

In June 2001, we issued $50 million of 8½% Senior Notes which mature on April 1, 2009. This note offering was an add-on to our previously issued 8½% Senior Notes due 2009. These notes were issued at a discount to yield approximately 8.8 percent under the effective interest method. Net proceeds after underwriting expenses were approximately $48.6 million and were used to repay a portion of the balance outstanding under our revolving credit facility.

The senior notes described above are all senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including investments in unconsolidated joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. As of December 31, 2001, we were in compliance with all of the covenants under the notes.

7.     Mortgage Credit Facility

Our financial services subsidiary, Family Lending Services, maintains a $60 million mortgage credit facility in the form of a master repurchase agreement with Credit Suisse First Boston (“CSFB”) to finance Family Lending’s mortgage loans held for sale. This credit facility replaced our previous $40 million revolving mortgage credit facility and contains an option which increased the total aggregate commitment up to $90 million between November 1, 2001 and January 31, 2002. Under the repurchase agreement, mortgage loans presold to investors are initially sold to CSFB for a short period of time (typically for 15 to 30 days), subject to our commitment to repurchase the mortgage loans, while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically sold to CSFB for 15 to 60 days, subject to our commitment to repurchase the mortgage loans, before sale to third party investors. The facility has a current maturity date of October 5, 2002. Maximum borrowings outstanding under this facility and the predecessor facility during 2001 and 2000 were approximately $84.4 million and $45.3 million, respectively. Average borrowings outstanding during the years ended December 31, 2001 and 2000 were approximately $37.5 million and $13.6 million, respectively. The weighted average interest rates of borrowings under the mortgage credit facilities during the years ended December 31, 2001 and 2000 were 4.1 percent and 7.3 percent, respectively. In addition, the mortgage credit facility requires our financial services subsidiary to comply with certain financial covenants, including, but not limited to, a minimum tangible net worth requirement and a total indebtedness to tangible net worth ratio requirement. As of December 31, 2001, and throughout the year, Family Lending was in compliance with all covenants under the mortgage credit facilities.

8.    Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and Equivalents—The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short term investments and demand deposits.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Notes Receivable and Accrued Interest—Mortgage notes receivable and accrued interest consist of first mortgages on single-family residences and trust deed notes receivable originated from land sales. Fair values are determined based upon discounted cash flows of the applicable instruments.

Mortgage Loans Held for Sale—These consist primarily of first mortgages on single-family residences. Fair value of these loans is based on quoted market prices for similar loans.

Revolving Credit Facility and Mortgage Credit Facility—The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings (generally every 7 to 180 days).

Trust Deed Notes Payable—These notes are for purchase money deeds of trust on land acquired and certain other real estate inventory construction. The notes were discounted at an interest rate which is commensurate with market rates of similar secured real estate financing.

8½% Senior Notes due 2007, net—This issue is publicly traded on the New York Stock Exchange. As a result, the fair value of this issue was based on its quoted market price at year end.

8% Senior Notes due 2008, net—This issue is publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

8½% Senior Notes due 2009, net—This issue is publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

9½% Senior Notes due 2010—This issue is also publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

The estimated fair values of financial instruments are as follows:

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$3,422	$3,422	$38,270	$38,270
Mortgage notes receivable and accrued interest	1,675	1,719	1,744	1,648
Financial services:
Cash and equivalents	5,780	5,780	173	173
Mortgage loans held for sale	90,548	91,036	54,070	54,817
Financial liabilities:
Homebuilding:
Revolving credit facility	$51,400	$51,400	$—	$—
Trust deed notes payable	20,621	20,621	393	285
8½% Senior Notes due 2007, net	99,551	100,000	99,489	92,000
8% Senior Notes due 2008, net	99,527	94,250	99,469	90,750
8½% Senior Notes due 2009, net	149,175	144,000	100,000	90,750
9½% Senior Notes due 2010	125,000	125,625	125,000	118,906
Financial services:
Mortgage credit facility	84,212	84,212	45,330	45,330

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments on operating leases, net of related subleases, having an initial term in excess of one year as of December 31, 2001 are as follows:

Year Ended December 31,
(Dollars in thousands)
2002	$ 3,334
2003	3,061
2004	2,690
2005	2,225
2006	1,425
Thereafter	2,148

Subtotal	14,883
Less—Sublease income	(538)

Net rental obligations	$14,345

Rent expense from continuing operations under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2001, 2000 and 1999 was approximately $3,899,000, $2,334,000 and $1,065,000, respectively.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of December 31, 2001, we had deposits outstanding of approximately $11.0 million on land purchase contracts having a total remaining purchase price of $99.6 million.

In addition, we acquire certain lots by means of option contracts with third-party land sellers and financial entities. Option contracts provide us with an off-balance sheet vehicle to acquire improved land, which allows us to preserve capital and minimize leverage while managing the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots during a specified period of time at predetermined prices. In addition, we have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit with no further financial responsibility. As of December 31, 2001, we had deposits outstanding of approximately $26.5 million on option contracts, which was included in inventories in the accompanying consolidated balance sheet, having a total remaining purchase price of $221.2 million.

In connection with projects developed through unconsolidated joint venture structures, these joint ventures typically obtain secured acquisition, development and construction financing. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan to value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this pay down obligation. Typically we share these obligations with our other partners and, in some instances, these obligations are subject to caps on the amount that could be required to be paid down. As of December 31, 2001, there was a total of approximately $194.5 million of outstanding joint venture borrowings which are subject to these credit enhancements. In addition, we and our joint venture partners are generally obligated to project lenders to complete off-site improvements and the construction of planned homes if the joint

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund any financing commitments available under the applicable joint venture development and construction loans.

Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $4.0 million at December 31, 2001 and carried a weighted average interest rate of approximately 6.2 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to its investors or through its interest rate hedging program. In addition, Family Lending was warehousing approximately $62.5 million of closed mortgage loans held for sale that were originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities.

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

10.    Income Taxes

The provision for income taxes for continuing operations includes the following components:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Current:
Federal	$64,406	$57,711	$40,891
State	13,661	12,560	9,136

	78,067	70,271	50,027

Deferred:
Federal	(4,157)	(4,001)	(3,272)
State	(499)	(265)	(263)

	(4,656)	(4,266)	(3,535)

Provision for income taxes for continuing operations	$73,411	$66,005	$46,492

The components of our deferred income tax asset from continuing operations are as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Inventory adjustments.	$744	$2,903
Financial accruals	18,172	11,020
State income taxes	4,781	4,686
Nondeductible purchase price	(744)	(1,589)
Amortization of goodwill	403	281
Other	(328)	(12)

	$23,028	$17,289

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, we had a consolidated net deferred tax asset of approximately $23.0 million. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

The effective tax rate differs from the Federal statutory rate of 35 percent due to the following items:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Financial income from continuing operations	$184,476	$166,147	$114,063

Provision for income taxes at statutory rate	$64,567	$58,151	$39,922
Increases (decreases) in tax resulting from:
State income taxes, net of federal benefit	8,270	7,736	5,976
Nondeductible amortization of goodwill	534	437	394
Other	40	(319)	200

Provision for income taxes for continuing operations	$73,411	$66,005	$46,492

Effective tax rate for continuing operations	39.8%	39.7%	40.8%

11.    Stock Option Plans

In 1991, we adopted the 1991 Employee Stock Incentive Plan (the “1991 Plan”) pursuant to which our officers, directors and employees are eligible to receive options to purchase shares of common stock. Under the 1991 Plan, the maximum number of shares of stock that may be issued is one million. In 1997, our shareholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the 1997 Plan, the maximum number of shares of stock that may be issued is two million. On May 18, 2000, our shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the maximum number of shares of stock that may be issued is one million. On April 24, 2001, Standard Pacific’s Board of Directors approved the 2001 Non-Executive Officer Stock Incentive Plan with a maximum of 525,000 shares of stock that may be issued.

Options are typically granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options typically vest over a one to four year period and are generally exercisable for a 10-year period. When the options are exercised, the proceeds are credited to equity net of the related income tax benefits, if any.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the transactions relating to the four Plans on a combined basis for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,565,549	$14.08	2,426,990	$11.53	2,188,990	$11.55
Granted	823,000	16.50	558,500	23.26	358,000	11.46
Exercised	(274,338)	11.45	(233,816)	10.71	(33,000)	7.42
Canceled	(76,504)	17.78	(186,125)	12.79	(87,000)	13.29

Options outstanding, end of year	3,037,707	$14.88	2,565,549	$14.08	2,426,990	$11.53

Options exercisable at end of year	1,631,212		1,338,010		770,991

Options available for future grant	459,400		680,900		53,275

The following information is provided pursuant to the requirements of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

The fair value of each option granted during each of the three years ended December 31, 2001, 2000 and 1999 was estimated using the Black—Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	2001	2000	1999
Dividend yield.	1.94%	1.38%	1.75%
Expected volatility	49.50%	47.44%	44.65%
Risk-free interest rate	5.25%	5.26%	5.95%
Expected life	5 years	5 years	5 years

The 3,037,707 options outstanding as of December 31, 2001 have exercise prices between $5.38 and $23.38, with a weighted average exercise price of $14.88 and a weighted average remaining contractual life of 7.5 years. As of December 31, 2001, 1,631,212 of these options are exercisable with a weighted average exercise price of $13.21. Based on the above assumptions, the weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $6.93, $10.00 and $4.68, respectively.

During the years ended December 31, 2001, 2000 and 1999, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with SFAS 123 for 2001, 2000 and 1999 grants under the stock-based compensation plans, net income and diluted net income per share for the years ended December 31, 2001, 2000 and 1999 would approximate the pro forma amounts below:

	Year Ended December 31,
	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(Dollars in thousands, except per share amounts)
Net income	$111,065	$108,915	$100,142	$98,306	$68,030	$65,614
Diluted net income per common share	$3.63	$3.56	$3.39	$3.33	$2.28	$2.20

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stockholder Rights Plan and Common Stock Repurchase Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a new stockholder rights agreement (the “Agreement”). Under the Agreement, one preferred stock purchase right is granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as defined, and upon paying the exercise price (currently $115), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, if we merge into another corporation, or if 50 percent or more of our assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then current market value. In either situation, these rights are not exercisable by the acquiring party. The rights may be redeemed by Standard Pacific’s Board of Directors under certain circumstances, including if they believe a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier redeemed, or exchanged. If the rights have separated from the common shares, the rights shall expire ten years from the date they were separated.

In April 2001, the Board of Directors approved a $35 million stock repurchase plan which replaced a previous repurchase plan. For the year ended December 31, 2001, we repurchased 978,000 shares of common stock under the new plan for an aggregate net price of approximately $19.2 million, leaving a balance of approximately $15.8 million available for future repurchases. Since the inception of the stock repurchase plans in July 1995 and through December 31, 2001, we have repurchased approximately 3.4 million shares of common stock for approximately $39.4 million.

13.    Discontinued Operations

In May 1997, the Board of Directors adopted a plan of disposition (the “Plan”) for our savings and loan subsidiary (“Savings”). Pursuant to the Plan, we sold substantially all of Savings’ mortgage loan portfolio in June 1997. The proceeds from the sale of the mortgages were used to pay off substantially all of the outstanding balances of Federal Home Loan Bank advances with the remaining amount temporarily invested until the savings deposits were sold along with Savings’ remaining assets. The gain generated from the sale of this mortgage loan portfolio, net of related expenses, was not material. In August 1998, we entered into a definitive agreement to sell the remainder of Savings’ business, including Savings’ charter. This sale closed in May 1999, and resulted in an after tax net gain of $618,000, or $0.02 per diluted share, and has been reflected in the accompanying consolidated statements of income. Proceeds from the sale of Savings were approximately $8.8 million before transaction and other related costs. Savings was accounted for as a discontinued operation, and the results of its operations were segregated during relevant years in the accompanying consolidated financial statements.

Interest income from Savings totaled $1,256,000 for the year ended December 31, 1999.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(Dollars in thousands, except per share amounts)
2001:
Revenues	$288,384	$325,768	$336,381	$433,928	$1,384,461
Income before taxes	$45,133	$43,742	$43,774	$51,827	$184,476
Net income	$27,165	$26,318	$26,284	$31,299	$111,065
Diluted net income per share	$0.88	$0.85	$0.86	$1.04	$3.63

2000:
Revenues	$232,550	$284,277	$302,755	$501,823	$1,321,405
Income before taxes	$23,291	$33,025	$41,908	$67,921	$166,147
Net income	$13,895	$20,023	$25,180	$41,042	$100,142
Diluted net income per share	$0.48	$0.69	$0.85	$1.34	$3.39

(1)
Some amounts do not add across due to rounding differences in quarterly amounts and for diluted net income per share differences generated from the quarterly and annual weighted average share calculations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required by this Item with respect to executive officers is set forth under the caption “Executive Officers of the Company” in Part I. The remaining information required by Items 401 and 405 of Regulation S-K is set forth in the Company’s 2002 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001 (the “2002 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2002 Proxy Statement, is incorporated herein by this reference. All references to the 2002 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee,” “Report of the Audit Committee” and “Company Performance.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth in the 2002 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2002 Proxy Statement is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is set forth in the 2002 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2002 Proxy Statement is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is set forth in the 2002 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2002 Proxy Statement is incorporated herein by this reference.

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

(3)  Index to Exhibits

See Index to Exhibits on pages 54-56 below.

(b)  Reports on Form 8-K. Form 8-K dated December 28, 2001 reporting that the Registrant’s Board of Directors approved the adoption of a Rights Agreement effective as of December 31, 2001 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent. In connection with this Rights Agreement, certain exhibits related to this transaction were filed with the Form 8-K.

(c)  Index to Exhibits. See Index to Exhibits on pages 54-56 below.

(d)  Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 19th day of March 2002.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. SCARBOROUGH (Stephen J. Scarborough)	Chairman of the Board of Directors and Chief Executive Officer	March 19, 2002

/s/ ANDREW H. PARNES (Andrew H. Parnes)	Senior Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 19, 2002

/s/ MICHAEL C. CORTNEY (Michael C. Cortney)	President and Director	March 19, 2002

/s/ JAMES L. DOTI (James L. Doti)	Director	March 19, 2002

/s/ RONALD R. FOELL (Ronald R. Foell)	Director	March 19, 2002

/s/ DOUGLAS C. JACOBS (Douglas C. Jacobs)	Director	March 19, 2002

/s/ KEITH D. KOELLER (Keith D. Koeller)	Director	March 19, 2002

/s/ LARRY MCNABB (Larry McNabb)	Director	March 19, 2002

/s/ JEFFREY V. PETERSON (Jeffrey V. Peterson)	Director	March 19, 2002

INDEX TO EXHIBITS

*3.1
Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), filed with the Securities and Exchange Commission on August 16, 1991.

*3.2
Certificate of Correction of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.3
Form of Certificate of Amendment to Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.4
Form of Certificate of Merger of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.5
Bylaws of the Registrant incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-4 (file no. 333-37014), filed with the Securities and Exchange Commission on May 15, 2000.

*4.1
Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), as filed with the Securities and Exchange Commission on August 16, 1991.

*4.2
Rights Agreement, effective as of December 31, 2001, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A12B (file no. 1-10959), filed with the Securities and Exchange Commission on December 28,2001.

*4.3
Indenture, dated as of April 1, 1992, by and between the Registrant and United States Trust Company of New York, Trustee, incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1993.

*4.4	First Supplemental Indenture, dated as of December 28, 2001, by and between the Registrant and The Bank of New York (as successor in interest to United States Trust Company of New York.)

*4.5
Standard Pacific Corp. Officers’ Certificate dated June 17, 1997 with respect to the Registrant’s 8½% Senior Notes due 2007, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1997.

*4.6
Standard Pacific Corp. Officers’ Certificate dated February 5, 1998 with respect to the Registrant’s 8% Senior Notes due 2008, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

*4.7
Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

*4.8
First Supplemental Indenture relating to the Registrant’s 8½% Senior Notes due 2009, dated as of April 13, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated April 16, 1999.

*4.9
Second Supplemental Indenture relating to the Registrant’s 9½% Senior Notes due 2010, dated as of September 5, 2000, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2000.

4.10
Third Supplemental Indenture relating to the Registrant’s 8½% Senior Notes due 2009 and 9½% Notes due 2010, dated as of December 28, 2001, by and between the Registrant and Bank One Trust Company, N.A., as Trustee.

*10.1
Ninth Amended and Restated Revolving Credit Agreement dated as of September 26, 2000, among the Registrant, Bank of America, National Association, Bank One, NA, Guaranty Federal Bank, F.S.B., Bank United, Fleet National Bank, PNC Bank, National Association, Comerica Bank, Sanwa Bank California, Union Bank of California, SunTrust Bank and AmSouth Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.2
Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

*10.3
Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 3, 1992.

*10.4
Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

*10.5
Form of Non-Qualified Stock Option Agreement to be used in connection with Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

*10.6
Form of Non-Qualified Director’s Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

*10.7
Form of Incentive Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

*10.8
Standard Pacific Corp. 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 (file no. 333-37014) filed with the Securities and Exchange Commission on May 15, 2000.

10.9	Standard Pacific Corp. 2001 Non-Executive Officer Stock Incentive Plan.

*10.10
Stock Purchase Agreement, dated as of September 30, 1997, by and between the Registrant, Duc Development Company and Daniel A. Duc, incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

*10.11
Agreement and Plan of Merger dated as of April 14, 2000 among the Registrant, The Writer Corporation and TWC Acquisition Corp., incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (file no. 333-37014), filed with the Securities and Exchange Commission on May 15, 2000.

*10.12
Industrial Lease between Irvine Technology Partners III and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*10.13
Change of Control Agreement, dated December 1, 2000, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.14
Form of Change of Control Agreement, between the Registrant and each of Michael C. Cortney, Andrew H. Parnes, Clay A. Halvorsen and Jari L. Kartozian, incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.

99.1	Letter to Securities and Exchange Commission Pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

(*)	Previously filed.