Form 10-Q
period 2002-03-31
STANDARD PACIFIC CORP /DE/
filed 2002-05-15
CIK 878560

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to

Commission file number 1–10959

STANDARD PACIFIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	33–0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15326 Alton Parkway, Irvine, CA (Address of principal executive offices)	92618-2338 (Zip Code)

(Registrant’s telephone number, including area code)	(949) 789-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No.  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at May 8, 2002 : 32,129,761

STANDARD PACIFIC CORP. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

The consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2001. Unless the context otherwise requires, the terms “we,” “us” and “ours” refer to Standard Pacific Corp. and its predecessors and subsidiaries.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Homebuilding:
Revenues	$285,917	$286,751
Cost of sales	232,347	219,469

Gross margin	53,570	67,282

Selling, general and administrative expenses	27,704	26,809
Income from unconsolidated joint ventures	3,587	5,766
Interest expense	1,078	1,171
Amortization of goodwill	—	586
Other income	8	7

Homebuilding pretax income	28,383	44,489

Financial Services:
Revenues	2,650	1,633
Expenses	1,951	1,365
Income from unconsolidated joint ventures	393	303
Other income	59	73

Financial services pretax income	1,151	644

Income before taxes	29,534	45,133
Provision for income taxes	(11,746)	(17,968)

Net Income	$17,788	$27,165

Basic Net Income Per Share:
Net Income Per Share	$0.60	$0.90

Weighted average common shares outstanding	29,414,304	30,181,803

Diluted Net Income Per Share:
Net Income Per Share	$0.59	$0.88

Weighted average common and diluted shares outstanding	30,342,527	30,930,620

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$3,889	$3,422
Mortgage notes receivable and accrued interest	1,602	1,675
Other notes and receivables	19,048	20,570
Inventories	1,163,790	1,119,055
Investments in and advances to unconsolidated joint ventures	73,335	70,171
Property and equipment, net	6,649	6,471
Deferred income taxes	16,589	23,028
Other assets	8,456	9,074
Goodwill, net	14,508	14,508

	1,307,866	1,267,974

Financial Services:
Cash and equivalents	8,884	5,780
Mortgage loans held for sale	51,383	90,548
Other assets	1,827	1,999

	62,094	98,327

Total Assets	$1,369,960	$1,366,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$49,717	$57,413
Accrued liabilities	85,630	104,813
Revolving credit facility	121,400	51,400
Trust deed notes payable	525	20,621
Senior notes payable	473,305	473,253

	730,577	707,500

Financial Services:
Accounts payable and other liabilities	1,044	1,497
Mortgage credit facility	47,735	84,212

	48,779	85,709

Total Liabilities	779,356	793,209

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 29,478,299 and 29,372,832 shares outstanding, respectively	295	294
Additional paid-in capital	279,678	277,604
Retained earnings	310,631	295,194

Total stockholders’ equity	590,604	573,092

Total Liabilities and Stockholders’ Equity	$1,369,960	$1,366,301

The accompanying notes are an integral part of these consolidated balance sheets

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows From Operating Activities:
Net income	$17,788	$27,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated joint ventures	(3,587)	(5,766)
Cash distributions of income from unconsolidated joint ventures	4,700	1,200
Depreciation and amortization	579	448
Amortization of goodwill	—	586
Changes in cash and equivalents due to:
Receivables and accrued interest	40,760	20,959
Inventories	(43,309)	(111,814)
Deferred income taxes	6,439	(942)
Other assets	862	2,771
Accounts payable	(7,696)	(3,754)
Accrued liabilities	(19,083)	683

Net cash provided by (used in) operating activities	(2,547)	(68,464)

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated joint ventures	(18,056)	(14,612)
Capital distributions and repayments from unconsolidated joint ventures	12,405	14,290
Net additions to property and equipment	(827)	(1,016)

Net cash provided by (used in) investing activities	(6,478)	(1,338)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	70,000	42,800
Net proceeds from (payments on) mortgage credit facility	(36,477)	(9,414)
Principal payments on senior notes and trust deed notes payable	(20,096)	(27)
Dividends paid	(2,352)	(2,412)
Proceeds from the exercise of stock options	1,521	2,231

Net cash provided by (used in) financing activities	12,596	33,178

Net increase (decrease) in cash and equivalents	3,571	(36,624)
Cash and equivalents at beginning of period	9,202	38,443

Cash and equivalents at end of period	$12,773	$1,819

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,102	$10,938
Income taxes	8,247	14,700

Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated joint ventures	$1,374	$—
Income tax benefit credited in connection with stock option exercises	553	975

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

1.    Basis of Presentation

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the periods presented.

2.    Inventories

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Housing completed and under construction	$424,772	$436,718
Land and land under development	670,157	613,079
Model homes	68,861	69,258

	$1,163,790	$1,119,055

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS 144 did not have a material impact on our financial condition or results of operations.

3.    Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed related to inventories for the three month periods ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Total homebuilding interest incurred	$12,259	$10,728
Less: Homebuilding interest capitalized to inventories	11,181	9,557

Homebuilding interest expense	$1,078	$1,171

Homebuilding interest previously capitalized to inventories, included in cost of sales	$9,086	$8,766

Homebuilding interest capitalized in inventories	$30,985	$24,351

4.    Goodwill

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but assessed at least annually for impairment and expensed against earnings as a noncash charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. Effective January 1, 2002 we ceased recording amortization of goodwill. The table set forth below reflects adjusted net income and adjusted basic and diluted net income per share for the three months ended March 31, 2001, after giving effect to adding back the amortization of goodwill, net of applicable income taxes:

	For the Three Months Ended March 31,
	2002	2001
	(Dollars in thousands, except per share amounts)
Reported net income	$17,788	$27,165
Add back: Goodwill amortization, net of income taxes	—	486

Adjusted net income	$17,788	$27,651

Basic Net Income Per Share:
Reported net income	$0.60	$0.90
Add back: Goodwill amortization	—	0.02

Adjusted net income per share	$0.60	$0.92

Diluted Net Income Per Share:
Reported net income	$0.59	$0.88
Add back: Goodwill amortization	—	0.01

Adjusted net income per share	$0.59	$0.89

We have six months from the adoption date to complete a preliminary review of goodwill for impairment and, if necessary, we would be required to record any adjustments prior to the end of fiscal 2002. Other than terminating the amortization of goodwill, we do not currently anticipate that the adoption of SFAS 142 will have a material impact on our financial position or the results of our operations. Based on current market conditions and circumstances, we do not currently anticipate any impairment charges for existing goodwill in 2002.

5.    Net Income Per Share

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

	For the Three Months Ended March 31,
	2002			2001
	Income	Shares	EPS	Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic Net Income Per Share:
Income available to common stockholders	$17,788	29,414,304	$0.60	$27,165	30,181,803	$0.90
Effect of dilutive stock options	—	928,223		—	748,817

Diluted net income per share	$17,788	30,342,527	$0.59	$27,165	30,930,620	$0.88

6.    Subsequent Events

On April 15, 2002, we acquired Westbrooke Homes for a total of approximately $39 million in cash. We also repaid approximately $55 million in indebtedness of Westbrooke Homes. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area. With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction. The acquisition will be accounted for as a purchase in accordance with SFAS 142.

In April 2002, we utilized a portion of our universal shelf registration statement and issued $150 million of 9¼% Senior Subordinated Notes which mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent and are unsecured obligations that are junior to our senior unsecured indebtedness. Net proceeds after underwriting expenses were approximately $148.8 million and were used to fund the acquisition of Westbrooke Homes and repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes.

On May 8, 2002, we utilized a portion of our universal shelf registration statement and issued 2,500,000 shares of our common stock at a price of $34.00 per share. In addition, two former directors of the Company sold 1,000,000 shares in connection with this offering. The underwriters also have an option to purchase a maximum of 525,000 additional shares to cover any over allotment of shares, of which 200,000 have been reserved to be sold by the selling stockholders. Net proceeds to us after underwriting expenses and before the exercise of any over allotment were approximately $80.5 million and were used to repay the remaining balance outstanding under the revolving credit facility and for general corporate purposes including acquisitions. We did not receive any proceeds from the shares sold by the selling stockholders.

On May 14, 2002, we acquired Colony Homes for a purchase price of approximately $26 million in cash and stock plus the repayment of approximately $9 million in indebtedness. The cash component of the purchase price consists of initial payments of approximately $15 million and an additional payment of up to $7 million pursuant to an earnout arrangement covering the 2003 through 2005 fiscal operating periods. The stock component consists of 133,333 shares of Standard Pacific common stock. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area and currently owns or controls over 2,300 buildable lots. The acquisition will be accounted for as a purchase in accordance with SFAS 142.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Homebuilding:
Revenues	$285,917	$286,751
Cost of sales	232,347	219,469

Gross margin	53,570	67,282

Gross margin percentage	18.7%	23.5%

Selling, general and administrative expenses	27,704	26,809
Income from unconsolidated joint ventures	3,587	5,766
Interest expense	1,078	1,171
Amortization of goodwill	—	586
Other income	8	7

Homebuilding pretax income	28,383	44,489

Financial Services:
Revenues	2,650	1,633
Expenses	1,951	1,365
Income from unconsolidated joint ventures	393	303
Other income	59	73

Financial services pretax income	1,151	644

Income before taxes	$29,534	$45,133

EBITDA	$41,390	$51,538
Cash distributions of income from unconsolidated joint ventures	$4,700	$1,200

Operating Data
	Three Months Ended March 31,
	2002	2001
New homes delivered:
Southern California	295	180
Northern California	111	189

Total California	406	369

Texas	131	128
Arizona	281	202
Colorado	54	84

Consolidated total	872	783
Unconsolidated joint ventures (California)	22	32

Total	894	815

Average selling price:
California deliveries (excluding joint ventures)	$449,095	$518,678
Texas deliveries	$275,442	$289,109
Arizona deliveries	$175,660	$161,452
Colorado deliveries	$330,089	$300,599
Consolidated deliveries (excluding joint ventures)	$327,524	$365,596
Unconsolidated joint venture deliveries (California)	$560,190	$557,444
Total deliveries (including joint ventures)	$333,249	$373,129

Operating Data – (continued)

	Three Months Ended March 31,
	2002	2001
Net New Orders:
Southern California	599	367
Northern California	209	148

Total California	808	515

Texas	140	167
Arizona	487	343
Colorado	94	110

Consolidated total	1,529	1,135
Unconsolidated joint ventures (California)	93	49

Total	1,622	1,184

Average selling communities during the quarter:
Southern California	25	19
Northern California	14	13
Texas	23	28
Arizona	22	17
Colorado	10	12
Unconsolidated joint ventures (California)	7	2

Total	101	91

	At March 31,
	2002	2001
Backlog (in units):
Southern California	862	601
Northern California	173	234

Total California	1,035	835

Texas	156	280
Arizona	732	558
Colorado	118	174

Consolidated total	2,041	1,847
Unconsolidated joint ventures (California)	84	64

Total	2,125	1,911

Backlog at quarter end (estimated dollar value in thousands):
Consolidated total	$701,048	$603,255
Unconsolidated joint ventures (California)	43,214	34,535

Total	$744,262	$637,790

Building sites owned or controlled:
Southern California	5,748	5,822
Northern California	2,998	3,519

Total California	8,746	9,341

Texas	2,478	2,944
Arizona	4,404	3,159
Colorado	1,900	2,175
Florida	2,786	—

Total	20,314	17,619

Total building sites owned	11,766	10,203
Total building sites optioned	6,575	4,900
Total joint venture lots	1,973	2,516

Total	20,314	17,619

Completed and unsold homes	222	117

Homes under construction	2,023	2,338

Net income for the 2002 first quarter decreased 35 percent to $17.8 million, or $0.59 per diluted share, compared to $27.2 million, or $0.88 per diluted share, for the year earlier period. Earnings before interest, taxes depreciation and amortization for the three months ended March 31, 2002 totaled $41.4 million compared to $51.5 million for the 2001 first quarter.

Homebuilding

Homebuilding pretax income was down 36 percent to $28.4 million for the three months ended March 31, 2002 compared to $44.5 million in the previous year period. The decrease in operating income was primarily attributable to a 480 basis point drop in the homebuilding gross margin percentage and a $2.2 million decrease in joint venture income.

Homebuilding revenues for the 2002 first quarter were $285.9 million compared to $286.8 million in the 2001 first quarter. The slight decrease in revenues was due to a 10 percent decrease in the average home price to $328,000 offset by an 11 percent increase in new home deliveries (exclusive of joint ventures). During the 2002 first quarter we delivered 406 new homes in California compared to 369 homes in the prior year period. Deliveries were up 64 percent in Southern California to 295 new homes while deliveries were off 41 percent in Northern California to 111 new homes. In Texas, deliveries were up slightly to 131 homes and in Arizona deliveries were up 39 percent to 281 new homes. Deliveries were off 36 percent in Colorado to 54 homes.

During the 2002 first quarter the average home price in California (exclusive of joint venture deliveries) was down 13 percent to $449,000. The lower price reflects our efforts to deliver more homes below $400,000, including the growing contribution from our Inland Empire division in Southern California where our average home price was $275,000. The average home price in Texas was down 5 percent to $275,000 reflecting a greater distribution of deliveries in Dallas and Houston. The average home price in Arizona was up 9 percent to $176,000 due to changes in the delivery mix, and the average home price in Colorado was up 10 percent to $330,000 also reflecting a shift in product mix. The consolidated average home price for 2002 is expected to be approximately $330,000 to $335,000 compared to $342,000 in 2001.

The homebuilding gross margin percentage for the 2002 first quarter was down 480 basis points to 18.7 percent from 23.5 percent in the year earlier quarter, but was up 120 basis points from the 2001 fourth quarter. The decline in the year-over-year gross margin percentage was driven primarily by lower margins in Northern California, Texas and Colorado. The lower margins in these regions reflect the impact of slower economic conditions experienced during much of 2001.

Selling, general and administrative (“SG&A”) expenses for the 2002 first quarter were 9.7 percent of revenues compared to 9.3 percent last year. The increase in SG&A expenses as a percentage of revenues was due primarily to higher levels of sales and marketing costs incurred in some of our markets as a result of weaker housing demand last year combined with an increase in deliveries in markets outside of California which generally incur higher levels of selling commissions as a percentage of revenues.

Income from unconsolidated joint ventures for the 2002 first quarter was generated from the delivery of 22 new homes, compared to 32 deliveries in the same period last year, and from land sales from our Talega land development joint venture in South Orange County, California.

Net new home orders for the 2002 first quarter were up 37 percent to a first quarter and all-time record of 1,622 new homes on an 11 percent increase in average community count. In addition, our cancellation rate for the 2002 first quarter was 19 percent compared to 21 percent in same period last year and 28 percent in the 2001 fourth quarter. Orders were up 61 percent in Southern California on a 48 percent higher community count, up 57 percent in Northern California on a 15 percent higher community count, down 16 percent in Texas on an 18 percent lower community count, up 42 percent in Arizona on a 29 percent higher community count and down 15 percent in Colorado on a 17 percent lower community count. Our sales activity continues to remain strong in Southern California and Arizona and improved significantly in Northern California compared to prior year levels. Orders in Texas and Colorado continue to reflect the impact of local economic conditions on housing demand. The strong overall level of new home orders resulted in a record first quarter backlog of 2,125 presold homes valued at an estimated $744 million, an increase of 17 percent from the March 31, 2001 backlog value.

Financial Services

Financial services revenues are generated from our California mortgage subsidiary, Family Lending Services. Revenues for the 2002 first quarter were up 62 percent over the prior year period. The higher revenue total was driven primarily by a 53 percent increase in the dollar volume of loans sold during the quarter compared to the prior year period, combined with higher net interest income generated on loans held for sale. The increase in loan volume was due principally to an increase in our capture rate to 54 percent from 47 percent in the 2001 first quarter. The higher level of net interest income was due to an increase in mortgages held for sale and combined with an increased spread between interest earned on mortgages held for sale and interest paid under our mortgage credit facility. The rise in expenses during the 2002 first quarter compared to the year earlier period primarily reflects the higher operating expenses and compensation associated with the higher loan volume.

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

Recent Developments

On April 15, 2002, we acquired Westbrooke Homes for a total of approximately $39 million in cash. We also repaid approximately $55 million in indebtedness of Westbrooke Homes. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area. With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction. For the year ended December 31, 2001, Westbrooke Homes had revenues of $206 million and delivered 919 new homes.

On May 14, 2002, we acquired Colony Homes for a purchase price of approximately $26 million in cash and stock plus the repayment of approximately $9 million in indebtedness. The cash component of the purchase price consists of initial payments of approximately $15 million and an additional payment of up to $7 million pursuant to an earnout arrangement covering the 2003 through 2005 fiscal operating periods. The stock component consists of 133,333 shares of Standard Pacific common stock. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area and currently owns or controls over 2,300 buildable lots. For the year ended December 31, 2001, Colony Homes had revenues of $43 million and delivered 388 new homes (including deliveries of contract homes for third parties).

Liquidity and Capital Resources

Our homebuilding operations’ principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), principal and interest payments on debt, share repurchases and dividends to our shareholders. Cash requirements have been provided from internally generated funds, outside borrowings, including our bank revolving credit facility and public note offerings, land option contracts, joint venture financings and through the sale of common equity through secondary public offerings. To a lesser extent, financing has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of stock options. Our mortgage financing subsidiary funds its mortgage lending operations from a mortgage credit facility, internally generated funds, and a parent line of credit. Based on our current business plan and our desire to carefully manage our leverage, we believe that these sources of cash are sufficient to finance our current working capital requirements and other needs.

We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2004. The credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million, subject to the approval of the agent bank and availability of additional bank lending commitments. The facility contains certain covenants which, among other things, requires us to maintain a minimum tangible stockholders’ equity and interest coverage ratio, and limit our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and other sources. At March 31, 2002, we had borrowings of $121.4 million and had issued approximately $35.9 million of letters of credit under this facility. Our ability to renew and extend the revolving credit facility is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

To fund mortgage loans originated by our financial services subsidiary, we have a $60 million mortgage credit facility. Mortgage loans are typically financed under the facility for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The facility, which has LIBOR based pricing and currently matures October 2002, also contains certain financial covenants. At March 31, 2002, we had $47.7 million advanced under this facility.

In January 2001, the Securities and Exchange Commission declared effective our $425 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. After giving effect to the issuance of the 9¼% Senior Subordinated Notes due 2012 and the 2,500,000 common shares, we have approximately $107 million of securities available for future issuance under this universal shelf. We evaluate our capital needs and the public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when these securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group or other sources, or adjust our expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability and interest coverage ratio, could result in a ratings downgrade or change in outlook or otherwise increase our cost of borrowing.

In April 2002, we utilized a portion of our universal shelf registration statement and issued $150 million of 9¼% Senior Subordinated Notes which mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent and are unsecured obligations that are junior to our senior unsecured indebtedness. Net proceeds after underwriting expenses were approximately $148.8 million and were used to fund the acquisition of Westbrooke Homes and repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. In addition to these notes, we have approximately $475 million of senior public notes outstanding which mature from 2007 through 2010.

On May 8, 2002, we utilized a portion of our universal shelf registration statement and issued 2,500,000 shares of our common stock at a price of $34.00 per share. In addition, two former directors of the Company sold 1,000,000 shares in connection with this offering. The underwriters also have an option to purchase a maximum of 525,000 additional shares to cover any over allotment of shares, of which 200,000 have been reserved to be sold by the selling stockholders. Net proceeds to us after underwriting expenses and before the exercise of any over allotment were approximately $80.5 million and were used to repay the remaining balance outstanding under the revolving credit facility and for general corporate purposes including acquisitions. We did not receive any proceeds from the shares sold by the selling stockholders.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of March 31, 2002, we had deposits outstanding of approximately $12.9 million on land purchase contracts having a total remaining purchase price of $88.3 million.

From time to time, purchase money mortgage financing is used to finance land acquisitions. At March 31, 2002, we had approximately $525,000 outstanding in trust deed notes payable.

We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or letter of credit with no further financial responsibility. As of March 31, 2002, we had cash deposits and letters of credit outstanding of approximately $39.5 million on option contracts having a total remaining purchase price of approximately $203.0 million. The utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At March 31, 2002 these joint ventures had borrowings which totaled approximately $193.0 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan to value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this pay down obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. In addition, we and our joint venture partners are generally obligated to the project lenders to complete offsite improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

We paid approximately $2.4 million, or $0.08 per common share, in dividends to our stockholders during the three months ended March 31, 2002. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On April 23, 2002, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on May 28, 2002 to shareholders of record on May 14, 2002.

During the three months ended March 31, 2002, we issued 105,467 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $1.5 million.

We have no other material commitments or off balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. SPH Mortgage and WRT Financial, our mortgage banking joint ventures, and to a lesser extent, Family Lending, our financial services subsidiary, manage interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans concurrently with extending interest rate locks to loan applicants. In the case of SPH Mortgage and WRT Financial, these loans are presold and promptly transferred to their financial institution partners. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under a mortgage credit facility for a short period of time (typically for 15 to 30 days), while the investor completes its administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge its interest rate risk Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this fashion are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans originated in this manner if not hedged properly. As of March 31, 2001, Family Lending had approximately $31.7 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $21.6 million were hedged by forward sale commitments of mortgage-backed securities.

Please see our Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion related to our market risk exposure.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	the adoption and expected impact of recent accounting pronouncements;
•	expected average home prices;
•	orders and our backlog of homes and their estimated sales value;
•	the sufficiency of our cash provided by internally generated funds, outside borrowings and the equity capital markets;
•	our planned continued use of joint ventures as a financing structure;
•	the likely effect on our future liquidity of our existing material commitments and off balance sheet financing arrangements; and
•	our exposure to market risks, including fluctuations in interest rates.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors — many of which are out of our control and difficult to forecast — that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•
local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States;
•	the cost and availability of suitable undeveloped land, building materials and labor;
•	the cost and availability of construction financing and corporate debt and equity capital;
•	the demand for single-family homes;
•	cancellations of purchase contracts by homebuyers;
•	the cyclical and competitive nature of our business;
•	governmental regulation, including the impact of “slow growth” or similar initiatives;
•	delays in the land entitlement process, development, construction, or the opening of new home communities;
•	adverse weather conditions and natural disasters;
•	environmental matters;
•	risks relating to our mortgage banking operations, including hedging activities;
•	future business decisions and our ability to successfully implement our operational, growth and other strategies;
•	litigation and warranty claims; and
•	other risks discussed in our filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K.

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

STANDARD PACIFIC CORP. (Registrant)

Dated: May 14, 2002	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chief Executive Officer and Chairman of the Board

Dated: May 14, 2002	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes Senior Vice President–Finance and Chief Financial Officer

PART II    OTHER INFORMATION

Item 1.    Legal proceedings

None

Item 2.    Change in Securities

None

Item 3.    Default upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8–K

(a)    Exhibits

  None

(b)    Current Reports on Form 8–K

  None