Form 10-Q
period 2002-06-30
STANDARD PACIFIC CORP /DE/
filed 2002-08-14
CIK 878560

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at August 1, 2002 : 32,300,770

STANDARD PACIFIC CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Homebuilding:
Revenues	$444,731	$323,916
Cost of sales	(367,185)	(252,442)

Gross margin	77,546	71,474

Selling, general and administrative expenses	(38,612)	(28,988)
Income from unconsolidated joint ventures	3,918	2,139
Interest expense	(1,495)	(1,253)
Amortization of goodwill	—	(586)
Other income	171	117

Homebuilding pretax income	41,528	42,903

Financial Services:
Revenues	3,324	1,852
Expenses	(2,240)	(1,473)
Income from unconsolidated joint ventures	433	338
Other income	37	122

Financial services pretax income	1,554	839

Income before taxes	43,082	43,742
Provision for income taxes	(17,093)	(17,424)

Net Income	$25,989	$26,318

Basic Net Income Per Share:
Net Income Per Share	$0.84	$0.87

Weighted average common shares outstanding	31,122,042	30,205,134

Diluted Net Income Per Share:
Net Income Per Share	$0.81	$0.85

Weighted average common and diluted shares outstanding	32,219,686	30,834,068

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Homebuilding:
Revenues	$730,648	$610,667
Cost of sales	(599,532)	(471,911)

Gross margin	131,116	138,756

Selling, general and administrative expenses	(66,317)	(55,798)
Income from unconsolidated joint ventures	7,506	7,905
Interest expense	(2,573)	(2,424)
Amortization of goodwill	—	(1,171)
Other income	179	124

Homebuilding pretax income	69,911	87,392

Financial Services:
Revenues	5,975	3,484
Expenses	(4,191)	(2,837)
Income from unconsolidated joint ventures	826	641
Other income	96	195

Financial services pretax income	2,706	1,483

Income before taxes	72,617	88,875
Provision for income taxes	(28,839)	(35,392)

Net Income	$43,778	$53,483

Basic Net Income Per Share:
Net Income Per Share	$1.45	$1.77

Weighted average common shares outstanding	30,272,891	30,193,750

Diluted Net Income Per Share:
Net Income Per Share	$1.40	$1.73

Weighted average common and diluted shares outstanding	31,302,050	30,890,992

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Homebuilding:
Cash and equivalents	$14,349	$3,422
Mortgage notes receivable and accrued interest	1,420	1,675
Other notes and receivables	35,552	20,570
Inventories	1,344,480	1,119,055
Investments in and advances to unconsolidated joint ventures	86,028	70,171
Property and equipment, net	6,726	6,471
Deferred income taxes	22,253	23,028
Other assets	10,285	9,074
Goodwill, net	42,972	14,508

	1,564,065	1,267,974

Financial Services:
Cash and equivalents	9,711	5,780
Mortgage loans held for sale	40,072	90,548
Other assets	2,023	1,999

	51,806	98,327

Total Assets	$1,615,871	$1,366,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$60,808	$57,413
Accrued liabilities	170,065	104,813
Revolving credit facility	—	51,400
Trust deed and other notes payable	23,054	20,621
Senior notes payable	473,358	473,253
Senior subordinated notes payable	148,816	—

	876,101	707,500

Financial Services:
Accounts payable and other liabilities	1,122	1,497
Mortgage credit facility	36,283	84,212

	37,405	85,709

Total Liabilities	913,506	793,209

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,296,498 and 29,372,832 shares outstanding, respectively	323	294
Additional paid-in capital	368,004	277,604
Retained earnings	334,038	295,194

Total Stockholders’ Equity	702,365	573,092

Total Liabilities and Stockholders’ Equity	$1,615,871	$1,366,301

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$43,778	$53,483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated homebuilding joint ventures	(7,506)	(7,905)
Cash distributions of income from unconsolidated homebuilding joint ventures	9,450	1,200
Depreciation and amortization	1,175	949
Amortization of goodwill	—	1,171
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	38,937	17,419
Inventories	(105,685)	(201,400)
Deferred income taxes	775	(3,014)
Other assets	1,789	5,297
Accounts payable	(2,945)	(6,925)
Accrued liabilities	54,923	(14,225)

Net cash provided by (used in) operating activities	34,691	(153,950)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(110,605)	—
Investments in and advances to unconsolidated homebuilding joint ventures	(48,047)	(35,970)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	28,788	26,125
Net additions to property and equipment	(102)	(2,178)

Net cash provided by (used in) investing activities	(129,966)	(12,023)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(51,400)	97,500
Proceeds from the issuance of senior notes payable	—	48,615
Proceeds from the issuance of senior subordinated notes payable	146,963	—
Principal payments on senior notes and trust deed notes payable	(17,646)	(189)
Net proceeds from (payments on) mortgage credit facility	(47,929)	(9,133)
Net proceeds from issuance of common stock	80,538	—
Dividends paid	(4,934)	(4,827)
Repurchase of common shares	—	(2,616)
Proceeds from the exercise of stock options	4,541	2,375

Net cash provided by (used in) financing activities	110,133	131,725

Net increase (decrease) in cash and equivalents	14,858	(34,248)
Cash and equivalents at beginning of period	9,202	38,443

Cash and equivalents at end of period	$24,060	$4,195

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22,975	$21,301
Income taxes	22,197	58,738
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$20,379	$—
Inventory received as distributions from unconsolidated homebuilding joint ventures	1,458	12,076
Expenses capitalized in connection with the issuance of the 9 1/4% senior subordinated notes due 2012	1,838	—
Issuance of common stock in connection with acquisition	4,000	—
Income tax benefit credited in connection with stock option exercises	1,650	1,017

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2002, and the results of operations and cash flows for the periods presented.

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Unless the context otherwise requires, the terms “we,” “us” and “ours” refer to Standard Pacific Corp. and its predecessors and consolidated subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.    Inventories

Inventories consisted of the following at:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Homes completed and under construction	$499,313	$436,718
Land and land under development	759,121	613,079
Model homes	86,046	69,258

	$1,344,480	$1,119,055

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). Our adoption of SFAS 144 did not have a material impact on our financial condition or results of operations at the time of adoption.

3.    Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed related to inventories for the three and six month periods ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Total homebuilding interest incurred	$14,744	$12,324	$27,003	$23,051
Less: Homebuilding interest capitalized to inventories	(13,249)	(11,071)	(24,430)	(20,627)

Homebuilding interest expense	$1,495	$1,253	$2,573	$2,424

Homebuilding interest previously capitalized to inventories, included in cost of sales	$12,512	$8,088	$21,598	$16,854

Homebuilding interest capitalized in inventories at period end			$31,722	$27,334

4.    Goodwill

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit, including goodwill, is less than its carrying value. During the quarter ended June 30, 2002, we completed our transitional impairment test of goodwill. For purposes of this test, each of our homebuilding geographic operating divisions has been treated as a reporting unit. As of June 30, 2002, we have determined there was no impairment of goodwill.

As a result of the adoption of SFAS 142, we ceased recording amortization of goodwill effective January 1, 2002. The table set forth below reflects net income and basic and diluted net income per share for the three and six month periods ended June 30, 2001, adjusted to add back the amortization of goodwill, net of applicable income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share amounts)
Adjusted Net Income:
Reported net income	$25,989	$26,318	$43,778	$53,483
Add back: Goodwill amortization, net of income taxes	—	486	—	972

Adjusted net income	$25,989	$26,804	$43,778	$54,455

Adjusted Basic Net Income Per Share:
Reported basic net income per share	$0.84	$0.87	$1.45	$1.77
Add back: Goodwill amortization, net of income taxes	—	0.02	—	0.03

Adjusted basic net income per share	$0.84	$0.89	$1.45	$1.80

Adjusted Diluted Net Income Per Share:
Reported diluted net income per share	$0.81	$0.85	$1.40	$1.73
Add back: Goodwill amortization, net of income taxes	—	0.02	—	0.03

Adjusted diluted net income per share	$0.81	$0.87	$1.40	$1.76

5.    Acquisitions

On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area. With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction.

On May 14, 2002, we acquired Colony Homes for a purchase price of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock. The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005. Contingent payments, if any, will be recorded as goodwill as they are earned and will be payable in cash annually following the relevant year end. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area and owned or controlled over 1,600 buildable lots at the time of acquisition.

Both acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and the results of operations of Westbrooke Homes and Colony Homes are included in the accompanying condensed consolidated financial statements from their respective dates of acquisition through June 30, 2002.

6.    9¼% Senior Subordinated Notes

On April 15, 2002, we utilized a portion of our universal shelf registration statement and issued $150 million of 9¼% Senior Subordinated Notes which mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent and are unsecured obligations that are junior to our senior unsecured indebtedness. Net proceeds after underwriting expenses were approximately $147.0 million and were used to fund the acquisition of Westbrooke Homes and repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes.

7.    Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of June 30, 2002, we had deposits outstanding of approximately $9.1 million on land purchase contracts having a total remaining purchase price of $143.9 million.

In addition, we utilize option contracts with third-party land sellers and financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of June 30, 2002, we had cash deposits and letters of credit outstanding of approximately $40.7 million on option contracts having a total remaining purchase price of approximately $258.2 million, of which approximately $58.0 million is included in accrued liabilities in the accompanying condensed consolidated balance sheet at June 30, 2002 related to two of our land option contracts.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2002, our unconsolidated joint ventures had borrowings which totaled approximately $218.4 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus estimated construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this pay down obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. In addition, we and our joint venture partners are generally obligated to the project lenders to complete offsite improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

8.    Issuance of Common Stock

On May 8, 2002, we utilized a portion of our universal shelf registration statement and issued 2,500,000 shares of our common stock at a price to the public of $34.00 per share. In addition, two of our former directors sold an aggregate of 1,000,000 shares in this offering. Net proceeds to us after underwriting expenses were approximately $80.5 million and were used to repay the remaining balance outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. We did not receive any proceeds from the shares sold by the selling stockholders.

9.    Net Income Per Share

We compute net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share.” This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table set forth below reconciles the components of the basic net income per share calculation to diluted net income per share.

	Three Months Ended June 30,
	2002			2001
	Income	Shares	EPS	Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic net income per share	$25,989	31,122,042	$0.84	$26,318	30,205,134	$0.87
Effect of dilutive stock options	—	1,097,644		—	628,934

Diluted net income per share	$25,989	32,219,686	$0.81	$26,318	30,834,068	$0.85

	Six Months Ended June 30,
	2002			2001
	Income	Shares	EPS	Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic net income per share	$43,778	30,272,891	$1.45	$53,483	30,193,750	$1.77
Effect of dilutive stock options	—	1,029,159		—	697,242

Diluted net income per share	$43,778	31,302,050	$1.40	$53,483	30,890,992	$1.73

10.    Subsequent Events

On August 13, 2002, we acquired Westfield Homes for a purchase price of approximately $56.5 million in cash and stock, plus the repayment of approximately $46 million in indebtedness. The cash component of the purchase price consists of an initial payment of approximately $20 million, a deferred payment of $7 million payable in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments would be paid pursuant to an earnout arrangement based on a percentage of pretax income of Westfield Homes for the period from acquisition through December 31, 2002 and for each year thereafter through December 31, 2005. Contingent payments, if any, will be recorded as goodwill as they are earned and will be payable in cash annually following the relevant year end. The stock component consists of the issuance of 459,559 shares of our common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa Bay, Southwest Florida, and the Carolinas. Westfield currently owns or controls approximately 4,800 buildable lots in these markets. Standard Pacific will not be acquiring Westfield’s Illinois operations. The acquisition will be accounted for as a purchase in accordance with SFAS 141.

In August 2002, we announced our decision to exit the Houston, Texas housing market. In 2001, our Houston operations generated approximately $19 million in homebuilding revenues, or less than 10 percent of our total sales volume in the state. In connection with winding down our Houston operations, we anticipate recognizing an after-tax charge of approximately $1.3 million to $2.0 million (or $0.04 to $0.06 per diluted share) in the 2002 third quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Homebuilding:
Revenues	$444,731	$323,916	$730,648	$610,667
Cost of sales	(367,185)	(252,442)	(599,532)	(471,911)

Gross margin	77,546	71,474	131,116	138,756

Gross margin percentage	17.4%	22.1%	17.9%	22.7%

Selling, general and administrative expenses	(38,612)	(28,988)	(66,317)	(55,798)
Income from unconsolidated joint ventures	3,918	2,139	7,506	7,905
Interest expense	(1,495)	(1,253)	(2,573)	(2,424)
Amortization of goodwill	—	(586)	—	(1,171)
Other income	171	117	179	124

Homebuilding pretax income	41,528	42,903	69,911	87,392

Financial Services:
Revenues	3,324	1,852	5,975	3,484
Expenses	(2,240)	(1,473)	(4,191)	(2,837)
Income from unconsolidated joint ventures	433	338	826	641
Other income	37	122	96	195

Financial services pretax income	1,554	839	2,706	1,483

Income before taxes	43,082	43,742	72,617	88,875
Provision for income taxes	(17,093)	(17,424)	(28,839)	(35,392)

Net Income	$25,989	$26,318	$43,778	$53,483

EBITDA (1)	$58,518	$52,031	$99,907	$103,568

(1)
As used in this report, EBITDA means net income (plus cash distributions of income from unconsolidated homebuilding joint ventures) before (a) income taxes, (b) interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) depreciation and amortization, and (e) income from unconsolidated homebuilding joint ventures. Other companies may calculate EBITDA differently. EBITDA should not be considered in isolation or as an alternative to net income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indicator of operating performance or as a measure of liquidity. The table set forth below reconciles net income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Net income	$25,989	$26,318	$43,778	$53,483
Add:
Cash distributions of income from unconsolidated homebuilding joint ventures	4,750	—	9,450	1,200
Provision for income taxes	17,093	17,424	28,839	35,392
Interest expense	1,495	1,253	2,573	2,424
Expensing of previously capitalized interest included in cost of sales	12,512	8,088	21,598	16,854
Depreciation and amortization	597	501	1,175	949
Amortization of goodwill	—	586	—	1,171
Less:
Income from unconsolidated homebuilding joint ventures	(3,918)	(2,139)	(7,506)	(7,905)

EBITDA	$58,518	$52,031	$99,907	$103,568

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
New homes delivered:
Southern California	419	271	714	451
Northern California	155	163	266	352

Total California	574	434	980	803

Texas	116	193	247	321
Arizona	372	302	653	504
Colorado	83	106	137	190
Florida	228	—	228	—

Consolidated total	1,373	1,035	2,245	1,818

Unconsolidated joint ventures:
Southern California	55	29	77	61
Northern California	—	—	—	—

Total unconsolidated joint ventures	55	29	77	61

Total	1,428	1,064	2,322	1,879

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Average selling price of homes delivered:
California (excluding joint ventures)	$468,352	$420,239	$460,374	$465,475
Texas	$284,837	$295,664	$279,854	$293,050
Arizona	$172,092	$173,335	$173,627	$168,572
Colorado	$345,393	$299,127	$339,361	$299,778
Florida	$218,180	$—	$218,180	$—
Consolidated (excluding joint ventures)	$323,603	$312,562	$325,126	$335,403
Unconsolidated joint venture (California)	$497,923	$540,773	$515,713	$549,518
Total (including joint ventures)	$330,317	$318,782	$331,446	$342,354

Net new orders:
Southern California	567	432	1,166	799
Northern California	223	67	432	215

Total California	790	499	1,598	1,014

Texas	150	162	290	329
Arizona	383	281	870	624
Colorado	68	80	162	190
Florida	281	—	281	—

Consolidated total	1,672	1,022	3,201	2,157

Unconsolidated joint ventures:
Southern California	123	155	192	204
Northern California	54	2	78	2

Total unconsolidated joint ventures	177	157	270	206

Total	1,849	1,179	3,471	2,363

Selected Operating Data – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Average number of selling communities during the period:
Southern California	22	20	23	20
Northern California	14	13	14	12
Texas	24	28	24	28
Arizona	20	17	21	17
Colorado	10	9	10	11
Florida	9	—	5	—

Consolidated total	99	87	97	88

Unconsolidated joint ventures
Southern California	6	6	6	4
Northern California	3	1	2	1

Total unconsolidated joint ventures	9	7	8	5

Total	108	94	105	93

	At June 30,
	2002	2001
Backlog (in homes):
Southern California	1,016	762
Northern California	241	138

Total California	1,257	900

Texas	190	249
Arizona	743	537
Colorado	103	148
Florida	679	—

Consolidated total	2,972	1,834

Unconsolidated joint ventures:
Southern California	122	190
Northern California	78	2

Total unconsolidated joint ventures	200	192

Total	3,172	2,026

Backlog (estimated dollar values in thousands):
Consolidated total	$ 968,894	$611,997
Unconsolidated joint ventures (California)	106,835	97,766

Total	$1,075,729	$709,763

Building sites owned or controlled:
Southern California	5,754	6,114
Northern California	3,015	3,206

Total California	8,769	9,320

Texas	2,591	2,764
Arizona	4,350	4,033
Colorado	1,817	2,081
Florida	3,818	—

Total	21,345	18,198

Total building sites owned	13,716	10,185
Total building sites optioned	4,978	5,577
Total joint venture lots	2,651	2,436

Total	21,345	18,198

Completed and unsold homes	163	161

Homes under construction	2,939	2,616

Net income for the 2002 second quarter decreased slightly to $25.9 million, or $0.81 per diluted share, from $26.3 million, or $0.85 per diluted share, in the year earlier period. For the six months ended June 30, 2002, net income decreased 18 percent to $43.8 million, or $1.40 per diluted share, compared to $53.5 million, or $1.73 per diluted share, for the comparable 2001 period.

EBITDA for the three months ended June 30, 2002 increased 12 percent to $58.5 million compared to $52.0 million for the 2001 second quarter. EBITDA for the first half of 2002 was $99.9 million compared to $103.6 million for the year earlier period. EBITDA means net income (plus cash distributions of income from unconsolidated homebuilding joint ventures) before (a) income taxes, (b) interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) depreciation and amortization, and (e) income from unconsolidated homebuilding joint ventures.

Homebuilding

Homebuilding pretax income was down nominally to $41.5 million for the three months ended June 30, 2002 compared to $42.9 million in the previous year period. The slight decline was primarily attributable to a 470 basis point drop in the homebuilding gross margin percentage, which was offset principally by a 37 percent increase in homebuilding revenues.

For the first six months of 2002, homebuilding pretax income decreased 20 percent to $69.9 million compared to $87.4 million in the year earlier period. This decrease was primarily the result of a 480 basis point decrease in the homebuilding gross margin percentage, which was offset, in part, by a 20 percent increase in homebuilding revenues.

Homebuilding revenues for the 2002 second quarter were up 37 percent to a record $444.7 million compared to $323.9 million in the 2001 second quarter. The increase in revenues was due to a 33 percent increase in new home deliveries (exclusive of unconsolidated joint venture deliveries), reflecting in part the delivery of 228 new homes from our Florida operations, and a 3.5 percent increase in our consolidated average home price. During the 2002 second quarter, we delivered 574 new homes in California (exclusive of unconsolidated joint ventures) compared to 434 homes during the comparable period last year, an increase of 32 percent. Deliveries were up 55 percent in Southern California to 419 new homes while deliveries were off 5 percent in Northern California to 155 new homes. In Texas, deliveries were down 40 percent to 116 homes while deliveries were up 23 percent in Arizona to 372 homes. Deliveries were off 22 percent in Colorado to 83 homes. Texas and Colorado deliveries were off from the prior year comparable periods due to the impact of local economic conditions.

Homebuilding revenues for the six months ended June 30, 2002 were up 20 percent to $730.6 million compared to $610.7 million for the year earlier period. The higher revenue total was due to a 23 percent increase in consolidated new home deliveries, including 228 deliveries from our recently acquired Florida operations, which was offset, in part, by a 3 percent decline in our consolidated average home price to $325,000.

During the 2002 second quarter the average home price in California (exclusive of joint venture deliveries) was up 11 percent to $468,000 compared to $420,000 for the 2001 second quarter. The higher price reflects a greater percentage of deliveries from our Orange County division in Southern California where prices are well above our statewide average. The average home price in Texas was down 4 percent to $285,000 primarily reflecting a decline in deliveries from Austin due to slow housing market conditions. The average home price in Arizona was off 1 percent to $172,000 and the average home price was up 15 percent in Colorado to $345,000 in each case due to changes in delivery mix. Our average home price in Florida was $218,000. Overall the consolidated average home price for 2002, excluding any impact from the recent Westfield Homes acquisition, is expected to be approximately $325,000 to $330,000 compared to $342,000 in 2001 and reflects our efforts to broaden our price points in our existing markets as well as our expansion into Florida.

The homebuilding gross margin percentage for the 2002 second quarter was down 470 basis points to 17.4 percent from 22.1 percent for the 2001 second quarter. The decline in the year-over-year gross margin percentage was driven primarily by lower margins in Northern California, Texas and Colorado reflecting the impact of slower economic conditions experienced in these markets during 2001 and 2002. The gross margin percentage was also adversely impacted by purchase accounting adjustments relating to the write-up of inventory for homes in backlog in our recently acquired Florida operations.

For the first six months of 2002, the homebuilding gross margin percentage was down 480 basis points to 17.9 percent compared to 22.7 percent in the year earlier period reflecting the impact of slower economic conditions in some of our markets and, to a lesser extent, the purchase accounting adjustments related to the Florida acquisitions. Gross margin percentages are expected to improve modestly, excluding any impact from the recent Westfield Homes acquisition, throughout the balance of 2002 as we deliver more profitable homes from our backlog primarily from Southern and Northern California.

Selling, general and administrative expenses (“SG&A”) for the 2002 second quarter were 8.7 percent of homebuilding revenues compared to 8.9 percent last year. The decrease in SG&A expenses as a percentage of revenues was due primarily to the 37 percent increase in second quarter homebuilding revenues offset, in part, by increased sales and marketing costs resulting from a greater percentage of deliveries outside of California where sales and marketing costs are generally higher as a percentage of revenues. SG&A expenses for the six months ended June 30, 2002 were 9.1 percent of revenues, unchanged from the previous year period.

Income from unconsolidated joint ventures for the 2002 second quarter was up 83 percent over last year and was generated from the delivery of 55 new homes compared to 29 joint venture deliveries last year.

New orders for the 2002 second quarter were up 57 percent to a record 1,849 new homes (including 177 joint venture new home orders) on a 15 percent increase in average community count. In addition, our cancellation rate for the 2002 second quarter was 17 percent compared to 27 percent last year. Orders were up 18 percent in Southern California on an 8 percent higher community count, up 301 percent in Northern California on a 21 percent higher community count, down 7 percent in Texas on a 14 percent lower community count, up 36 percent in Arizona on an 18 percent higher community count and down 15 percent in Colorado on an 11 percent higher community count. We recorded 281 new orders in Florida from 9 active selling communities. Our sales activity continues to remain strong in Southern California and Arizona, and has improved significantly in Northern California compared to prior year levels. Orders in Texas and Colorado continue to reflect the impact of local economic conditions on housing demand. The strong overall level of new home orders resulted in a record second quarter backlog of 3,172 presold homes, including 200 joint venture homes, valued at an estimated $1.1 billion, an increase of 52 percent from the June 30, 2001 backlog value. No assurance can be given that all of the homes in our backlog will actually be sold as contracted.

Financial Services

Financial services revenues are generated from our California mortgage financing subsidiary, Family Lending Services. Revenues for the three and six month periods ended June 30, 2002 were up 79 and 71 percent, respectively, over the previous year periods. The higher revenue totals were driven primarily by 36 and 44 percent increases in the dollar volume of loans sold during the respective periods compared to the prior year periods, combined with improved margins generated from the sale of loans. The increase in loan volume during the three and six month periods ended June 30, 2002 was due principally to 36 and

22 percent increases in California new home deliveries, coupled with a modest increase in our capture rates to 59 and 57 percent, respectively. For the six months ended June 30, 2002, net interest income also contributed to a higher revenue total compared to the year earlier period due primarily to an increased spread between interest earned on mortgages held for sale and interest paid under our mortgage credit facility. The rise in expenses during the 2002 periods compared to the prior year periods primarily reflects the higher operating expenses and compensation associated with the higher loan volume.

The financial services joint venture income reflects the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas, and the operations of WRT Financial, our mortgage banking joint venture in Colorado. The increase in venture income was primarily attributable to higher delivery levels in Arizona and improved margins generated from the sale of loans.

Other financial services income represents earnings from our title insurance operation in Texas, which serves as a title insurance agent that offers title examination services, and was down due to a decrease in Texas deliveries.

Recent Developments

On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area. With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction. For the year ended December 31, 2001, Westbrooke Homes had revenues of $206 million and delivered 919 new homes.

On May 14, 2002, we acquired Colony Homes for a purchase price of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock. The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area and owned or controlled over 1,600 buildable lots at the time of acquisition. For the year ended December 31, 2001, Colony Homes had revenues of $42 million and delivered 343 new homes.

On August 13, 2002, we acquired Westfield Homes for a purchase price of approximately $56.5 million in cash and stock, plus the repayment of approximately $46 million in indebtedness. The cash component of the purchase price consists of an initial payment of approximately $20 million, a deferred payment of $7 million payable in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments would be paid pursuant to an earnout arrangement based on a percentage of pretax income for the period from acquisition through December 31, 2002 and for each year through December 31, 2005. The stock component consists of the issuance of 459,559 shares of our common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa Bay, Southwest Florida, and the Carolinas. Westfield currently owns or controls approximately 4,800 buildable lots in these markets. Standard Pacific will not be acquiring Westfield’s Illinois operations. For the year ended December 31, 2001, Westfield Homes had revenues of approximately $186 million and delivered 1,155 new homes (exclusive of its Illinois operations).

In August 2002, we announced our decision to exit the Houston, Texas housing market, reflecting our strategic decision to focus our efforts and resources in Texas on growing our existing Dallas and Austin operations. In 2001, our Houston operations generated approximately $19 million in homebuilding revenues, or less than 10 percent of our total sales volume in the state.

In connection with winding down our Houston operations, we anticipate recording an after-tax charge of approximately $1.3 million to $2.0 million (or $0.04 to $0.06 per diluted share) in the 2002 third quarter.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases and dividends to our shareholders. Cash requirements have been met by internally generated funds, outside borrowings, including our bank revolving credit facility and public note offerings, land option contracts, joint venture financings and through the sale of common equity through public offerings. To a lesser extent, financing has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of stock options. In addition, our mortgage financing subsidiary uses cash to finance its mortgage lending operations. Its cash needs are funded from a mortgage credit facility, internally generated funds, and a parent line of credit. Based on our current business plan and market conditions, and our desire to carefully manage our leverage, we believe that these sources of cash are sufficient to finance our current working capital requirements and other needs.

We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2004. The credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million, subject to the approval of the agent bank and availability of additional bank lending commitments. In addition, the facility contains certain covenants which, among other things, require us to maintain a minimum tangible stockholders’ equity and interest coverage ratio, and limit our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and other sources. At June 30, 2002, we had no borrowings outstanding and had issued approximately $45.4 million of letters of credit under this facility. Our ability to renew and extend the revolving credit facility is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

To fund mortgage loans originated by our financial services subsidiary, we have a $60 million mortgage credit facility. Mortgage loans are typically financed under this facility for a short period of time, approximately 15 to 60 days, prior to completion of sale of such mortgage loans to third party investors. The facility, which has LIBOR based pricing and currently matures October 2002, also contains certain financial covenants, including leverage and net worth covenants. At June 30, 2002, we had approximately $36.3 million advanced under this facility.

In January 2001, the Securities and Exchange Commission declared effective our $425 million universal shelf registration statement on Form S-3. The universal shelf registration statement permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. We currently have approximately $95 million of securities available for future issuance under this universal shelf. We evaluate our capital needs and the public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when these securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group or other sources, or adjust our expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability and interest coverage ratio, could result in a ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

In April 2002, we utilized a portion of our universal shelf registration statement and issued $150 million of 9¼% Senior Subordinated Notes which mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent and are unsecured obligations that are junior to our senior unsecured indebtedness. Net proceeds after underwriting expenses were approximately $147.0 million and were used to fund the acquisition of Westbrooke Homes and repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. In addition to these notes, we have approximately $475 million of publicly traded senior notes outstanding which mature from 2007 through 2010.

In May 2002, we utilized a portion of our universal shelf registration statement and issued 2,500,000 shares of common stock at a price to the public of $34.00 per share. In addition, two of our former directors sold 1,000,000 shares in this offering. Net proceeds to us after underwriting expenses were approximately $80.5 million and were used to repay the remaining balance outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. We did not receive any proceeds from the shares sold by the selling stockholders.

From time to time, purchase money mortgage financing is used to finance land acquisitions. At June 30, 2002, we had approximately $23.1 million outstanding in trust deed and other notes payable.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of June 30, 2002, we had deposits outstanding of approximately $9.1 million on land purchase contracts having a total remaining purchase price of $143.9 million.

We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of June 30, 2002, we had cash deposits and letters of credit outstanding of approximately $40.7 million on option contracts having a total remaining purchase price of approximately $258.2 million, of which approximately $58.0 million is included in accrued liabilities in the accompanying condensed consolidated balance sheet at June 30, 2002 related to two of our land option contracts. The utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We also enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At June 30, 2002, these joint ventures had borrowings which totaled approximately $218.4 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus estimated construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this pay down obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. In addition, we and our joint venture partners are generally obligated to the project lenders to complete offsite improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

We paid approximately $4.9 million, or $0.16 per common share ($0.08 per common share per quarter), in dividends to our stockholders during the six months ended June 30, 2002. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On July 23, 2002, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on August 27, 2002 to stockholders of record on August 13, 2002.

During the six months ended June 30, 2002, we issued 290,333 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $4.5 million.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. SPH Mortgage and WRT Financial, our mortgage banking joint ventures, and to a lesser extent, Family Lending, our mortgage financing subsidiary, manage interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans concurrently with extending interest rate locks to loan applicants. In the case of SPH Mortgage and WRT Financial, these loans are presold and promptly transferred to their financial institution partners. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under a mortgage credit facility for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this risk Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this fashion are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans originated in this manner if not hedged properly. As of June 30, 2002, Family Lending had approximately $42.3 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $37.6 million were hedged by forward sale commitments of mortgage-backed securities.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	expected average home prices and gross margins;
•	orders and our backlog of homes and their estimated sales value;
•	the anticipated charge relating to our exit from the Houston, Texas housing market;
•	contingent earn-out payments in connection with acquisitions;
•	the sufficiency of our capital resources;
•	our planned continued use of joint ventures;
•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity; and
•	our exposure to market risks, including fluctuations in interest rates.

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

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States;
•	the cost and availability of suitable undeveloped land, building materials and labor;
•	the cost and availability of construction financing and corporate debt and equity capital;
•	the impact of the restrictive covenants in our credit agreements and public notes;
•	the demand for single-family homes;
•	cancellations of purchase contracts by homebuyers;
•	the cyclical and competitive nature of our business;
•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;
•	delays in the land entitlement process, development, construction, or the opening of new home communities;
•	adverse weather conditions and natural disasters;
•	environmental matters;
•	risks relating to our mortgage banking operations, including hedging activities;
•	future business decisions and our ability to successfully implement our operational, growth and other strategies;
•	risks relating to acquisitions;
•	litigation and warranty claims; and
•	other risks discussed in our filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

Not applicable

Item 2.  Change in Securities

On May 14, 2002, as partial consideration for our acquisition of Colony Homes, we issued to the stockholders of Colony Homes an aggregate of 133,333 shares of our common stock, valued under the agreement at $4 million. The stockholders of Colony Homes were accredited investors (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended), and the securities were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof and Rule 506 thereunder. We did not generate any cash proceeds from this offering.

Item 3.  Default upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting held on May 15, 2002, Standard Pacific’s stockholders re-elected Stephen J. Scarborough, Douglas C. Jacobs and Larry McNabb as Class II directors. In addition, the term of office of the following Class I and III directors continued after the Annual Meeting: Michael C. Cortney, Dr. James L. Doti, Ronald R. Foell, Keith D. Koeller, Andrew H. Parnes and Jeffrey V. Peterson. The stockholders also voted to increase the number of shares available for award under our Amended and Restated 2000 Stock Incentive Plan by 1,500,000 shares. Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-votes
Election of Stephen J. Scarborough	20,851,419	—	5,896,786	—
Election of Douglas C. Jacobs	23,918,044	—	2,830,161	—
Election of Larry McNabb	24,040,266	—	2,707,939	—
Approval of Amended and Restated 2000 Stock
Incentive Plan	19,237,560	3,545,106	187,541	3,777,998

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	First Supplemental Indenture, dated as of December 28, 2001, by and between the Registrant and The Bank of New York (as successor in interest to United States Trust Company of New York).

4.2
Senior Subordinated Debt Securities Indenture dated as of April 10, 2002 by and between the Registrant and Bank One Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

10.1	Stock Purchase Agreement dated April 6, 2002 between Newmark Homes Corp. and the Registrant, relating to the acquisition of Westbrooke Homes.

10.2	Stock Purchase Agreement dated May 13, 2002 between Larry Godwin, Robert Godwin, Colony Communities, Inc. and the Registrant.

10.3
First Supplemental Indenture, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

10.4	2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated effective May 15, 2002.

(b)	Current Reports on Form 8-K

(i)
Form 8-K dated April 12, 2002 reporting that the Registrant filed a prospectus supplement, dated April 10, 2002, relating to the underwritten public offering of $150,000,000 principal amount of the Registrant’s 9¼% Senior Subordinated Notes due 2012. In connection with the offering, certain exhibits related to this transaction were filed with Form 8-K.

(ii)
Form 8-K dated May 3, 2002 reporting that the Registrant filed a prospectus supplement, dated May 2, 2002, related to the underwritten public offering of up to 4,025,000 shares of the Registrant’s common stock. In connected with the offering, certain exhibits related to this transaction were filed with Form 8-K.

(iii)
Form 8-K dated June 4, 2002 reporting that the Audit Committee of the Board of Directors of the Registrant approved the appointment of Ernst & Young LLP as the Registrant’s independent auditors for the fiscal year ending December 31, 2002, to replace Arthur Andersen LLP as the Registrant’s independent auditors effective as of May 29, 2002. In connection with this announcement, a letter from Arthur Andersen LLP was filed as an exhibit with Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: August 14, 2002	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chief Executive Officer and Chairman of the Board

Dated: August 14, 2002	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes Senior Vice President—Finance and Chief Financial Officer