Form 10-Q
period 2002-09-30
STANDARD PACIFIC CORP /DE/
filed 2002-11-12
CIK 878560

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at November 7, 2002:  32,694,276

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Homebuilding:
Revenues	$462,252	$333,936	$1,192,899	$944,603
Cost of sales	(383,714)	(263,918)	(983,246)	(735,829)

Gross margin	78,538	70,018	209,653	208,774

Selling, general and administrative expenses	(44,954)	(31,269)	(111,271)	(87,067)
Income from unconsolidated joint ventures	5,835	5,833	13,341	13,738
Interest expense	(1,472)	(1,195)	(4,045)	(3,619)
Amortization of goodwill	—	(586)	—	(1,757)
Other income (expense)	(2,775)	29	(2,595)	153

Homebuilding pretax income	35,172	42,830	105,083	130,222

Financial Services:
Revenues	3,053	2,445	9,028	5,930
Expenses	(2,444)	(2,096)	(6,635)	(4,934)
Income from unconsolidated joint ventures	656	510	1,482	1,151
Other income	93	85	189	280

Financial services pretax income	1,358	944	4,064	2,427

Income before taxes	36,530	43,774	109,147	132,649
Provision for income taxes	(13,913)	(17,490)	(42,753)	(52,882)

Net Income	$22,617	$26,284	$66,394	$79,767

Earnings Per Share:
Basic	$0.70	$0.88	$2.14	$2.65

Diluted	$0.68	$0.86	$2.07	$2.59

Weighted Average Common Shares Outstanding:
Basic	32,540,965	29,969,813	31,037,223	30,118,236

Diluted	33,409,731	30,700,482	32,013,143	30,828,929

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$6,803	$3,422
Mortgage notes receivable and accrued interest	4,518	1,675
Other notes and receivables	28,806	20,570
Inventories	1,467,881	1,119,055
Investments in and advances to unconsolidated joint ventures	95,897	70,171
Property and equipment, net	7,381	6,471
Deferred income taxes	19,943	23,028
Other assets	18,931	9,074
Goodwill, net	56,732	14,508

	1,706,892	1,267,974

Financial Services:
Cash and equivalents	3,006	5,780
Mortgage loans held for sale	59,724	90,548
Other assets	3,027	1,999

	65,757	98,327

Total Assets	$1,772,649	$1,366,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$74,828	$57,413
Accrued liabilities	180,554	104,813
Revolving credit facility	84,550	51,400
Trust deed and other notes payable	15,332	20,621
Senior notes payable	473,413	473,253
Senior subordinated notes payable	148,835	—

	977,512	707,500

Financial Services:
Accounts payable and other liabilities	1,422	1,497
Mortgage credit facility	56,292	84,212

	57,714	85,709

Total Liabilities	1,035,226	793,209

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,763,276 and 29,372,832 shares outstanding, respectively	328	294
Additional paid-in capital	383,062	277,604
Retained earnings	354,033	295,194

Total Stockholders’ Equity	737,423	573,092

Total Liabilities and Stockholders’ Equity	$1,772,649	$1,366,301

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows From Operating Activities:
Net income	$66,394	$79,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated homebuilding joint ventures	(13,341)	(13,738)
Cash distributions of income from unconsolidated homebuilding joint ventures	10,200	11,533
Depreciation and amortization	1,808	1,491
Amortization of goodwill	—	1,757
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	26,509	17,753
Inventories	(150,071)	(283,816)
Deferred income taxes	3,085	(4,660)
Other assets	(5,861)	5,465
Accounts payable	389	(5,789)
Accrued liabilities	59,586	12,504

Net cash provided by (used in) operating activities	(1,302)	(177,733)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(183,088)	—
Investments in and advances to unconsolidated homebuilding joint ventures	(85,054)	(41,683)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	58,781	30,950
Net additions to property and equipment	(804)	(2,788)

Net cash provided by (used in) investing activities	(210,165)	(13,521)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	33,150	132,200
Principal payments on senior notes and trust deed notes payable	(17,751)	(191)
Proceeds from the issuance of senior notes payable	—	48,615
Proceeds from the issuance of senior subordinated notes payable	146,963	—
Net proceeds from (payments on) mortgage credit facility	(27,920)	(5,330)
Net proceeds from issuance of common stock	80,538	—
Dividends paid	(7,555)	(7,228)
Repurchase of common shares	—	(16,776)
Proceeds from the exercise of stock options	4,649	2,585

Net cash provided by (used in) financing activities	212,074	153,875

Net increase (decrease) in cash and equivalents	607	(37,379)
Cash and equivalents at beginning of period	9,202	38,443

Cash and equivalents at end of period	$9,809	$1,064

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$33,420	$33,523
Income taxes	39,697	62,183
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$12,389	$—
Inventory received as distributions from unconsolidated homebuilding joint ventures	3,688	12,076
Expenses capitalized in connection with the issuance of the 8 1/2% senior notes due 2009	—	515
Expenses capitalized in connection with the issuance of the 9 1/4% senior subordinated notes due 2012	1,838	—
Trust deed and other notes payable assumed in connection with acquisition	1,174	—
Issuance of common stock in connection with acquisitions	18,908	—
Income tax benefit credited in connection with stock option exercises	1,697	1,108

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

1.  Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2002, and the results of operations and cash flows for the periods presented.

          Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

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

2.  Inventories

          Inventories consisted of the following at:

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Land and land under development	$788,199	$613,079
Homes completed and under construction	589,373	436,718
Model homes	90,309	69,258

	$1,467,881	$1,119,055

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

          During the 2002 third quarter we recorded a $6.0 million noncash pretax asset impairment charge related to the write-down of certain homebuilding projects in our Colorado division to their estimated fair value in accordance with SFAS 144 due to slower than anticipated new home sales, increased sales incentives and lower new home selling prices. This charge was included in cost of sales in the accompanying condensed consolidated financial statements.

3.  Capitalization of Interest

          The following is a summary of homebuilding interest capitalized and expensed related to inventories for the three and nine month periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Total homebuilding interest incurred	$15,181	$13,313	$42,184	$36,364
Less: Homebuilding interest capitalized to inventories	(13,709)	(12,118)	(38,139)	(32,745)

Homebuilding interest expense	$1,472	$1,195	$4,045	$3,619

Homebuilding interest previously capitalized to inventories, included in cost of sales	$10,022	$8,465	$31,620	$25,319

Homebuilding interest capitalized in inventories at period end			$35,409	$30,987

4.  Investments in Unconsolidated Homebuilding Joint Ventures

          We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base.  Our homebuilding joint ventures develop land and construct homes which are sold directly to third party homebuyers.  Our land development joint ventures are typically entered into with other homebuilders and developers to develop finished lots for sale to the joint venture’s members or other third parties.

          The tables set forth below summarize the financial information related to our unconsolidated homebuilding and land development joint ventures accounted for under the equity method:

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Assets:
Cash	$19,936	$27,622
Inventories	434,448	301,626
Other assets	35,331	34,876

	$489,715	$364,124

Liabilities and Equity:
Accounts payable and accrued liabilities	$67,161	$51,413
Construction loans and trust deed notes payable	257,928	194,488
Equity	164,626	118,223

	$489,715	$364,124

          Our share of the equity balance shown above was approximately $87.3 million and $56.1 million at September 30, 2002 and December 31, 2001, respectively.  Additionally, as of September 30, 2002 and December 31, 2001 we had advances outstanding of approximately $8.6 million and $14.1 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balance shown above.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Revenues	$33,052	$46,812	$107,066	$96,825
Cost of sales and expenses	(26,145)	(31,556)	(80,172)	(68,586)

Net income	$6,907	$15,256	$26,894	$28,239

          Our share of net income and losses in the joint ventures detailed above varies, but is generally less than or equal to 50 percent. All joint venture profits generated from land sales to us are deferred until the homes are sold by us.

5.  Goodwill

          Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  SFAS 142 requires that goodwill not be amortized but assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit, including goodwill, is less than its carrying value.  During the quarter ended June 30, 2002, we completed our transitional impairment test of goodwill.  For purposes of this test, each of our homebuilding geographic operating divisions has been treated as a reporting unit.  As of June 30, 2002, we have determined there was no impairment of goodwill.  We will review and assess our goodwill for impairment in accordance with SFAS 142 during the 2002 fourth quarter.

          As a result of the adoption of SFAS 142, we ceased recording amortization of goodwill effective January 1, 2002.  The table set forth below reflects net income and basic and diluted earnings per share for the three and nine month periods ended September 30, 2001, adjusted to add back the amortization of goodwill, net of applicable income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Adjusted Net Income:
Reported net income	$22,617	$26,284	$66,394	$79,767
Add back: Goodwill amortization, net of income taxes	—	486	—	1,458

Adjusted net income	$22,617	$26,770	$66,394	$81,225

Adjusted Basic Earnings Per Share:
Reported basic earnings per share	$0.70	$0.88	$2.14	$2.65
Add back: Goodwill amortization, net of income taxes	—	0.01	—	0.05

Adjusted basic earnings per share	$0.70	$0.89	$2.14	$2.70

Adjusted Diluted Earnings Per Share:
Reported diluted earnings per share	$0.68	$0.86	$2.07	$2.59
Add back: Goodwill amortization, net of income taxes	—	0.01	—	0.04

Adjusted diluted earnings per share	$0.68	$0.87	$2.07	$2.63

6.  Acquisitions

          On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness.  In connection with this acquisition, we recorded goodwill of approximately $12.5 million.  Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area.  With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction and acquired a backlog of 485 presold homes.

          On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $15.9 million.  The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share.  The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005.  Contingent payments, if any, will be recorded as goodwill as they are earned and will be payable in cash annually following the relevant year end.  Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area.  At closing, we purchased or assumed the rights to acquire over 1,600 buildable lots and acquired a backlog of 141 presold homes.

          On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash and stock, plus the repayment of approximately $46 million in indebtedness.  In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million.  The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million payable in January 2003 and contingent payments estimated to equal approximately $14.5 million.  The contingent payments would be paid pursuant to an earnout arrangement based on a percentage of pretax income of Westfield Homes for the period from acquisition through December 31, 2002 and for each year thereafter through December 31, 2005.  Contingent payments, if any, will be recorded as goodwill as they are earned and will be payable in cash annually following the relevant year end.  The stock component consisted of the issuance of 459,559 shares of Standard Pacific common stock valued under the agreement at $32.64 per share.  Westfield Homes has been in business since 1980 and currently operates in Tampa Bay and Southwest Florida, and in Raleigh-Durham and Charlotte North Carolina.  Westfield owned or controlled approximately 4,800 buildable lots in these markets at the time of acquisition.  With this acquisition, we also acquired a backlog of 626 presold homes.

          All of these acquisitions were accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and the results of operations of Westbrooke Homes, Colony Homes and Westfield Homes are included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition.

7.  9¼% Senior Subordinated Notes

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

8.  Commitments and Contingencies

          We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements.  As of September 30, 2002, we had deposits outstanding of approximately $27.2 million on land purchase contracts having a total remaining purchase price of $285.6 million.

          In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land.  Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of September 30, 2002, we had cash deposits and letters of credit outstanding of approximately $33.2 million on option contracts having a total remaining purchase price of approximately $275.5 million, of which approximately $50.1 million is included in accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2002 related to two of our land option contracts.

          We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing.  At September 30, 2002, our unconsolidated joint ventures had total borrowings of approximately $257.9 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying condensed consolidated balance sheet.  We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus estimated construction completion costs exceed a specified percentage of the value of the property securing the loan.  Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this pay down obligation.  Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down.  In addition, we and our joint venture partners are generally obligated to the project lenders to complete offsite improvements and the construction of planned homes if the joint venture does not perform the required construction.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

9.  Issuance of Common Stock

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

10.  Earnings Per Share

          We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share.”  This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method.  The following table reconciles the components of the basic earnings per share calculation to diluted earnings per share:

	Three Months Ended September 30,

	2002			2001

	Income	Shares	EPS	Income	Shares	EPS

	(Dollars in thousands, except per share amounts)
Basic earnings per share	$22,617	32,540,965	$0.70	$26,284	29,969,813	$0.88
Effect of dilutive stock options	—	868,766		—	730,669

Diluted earnings per share	$22,617	33,409,731	$0.68	$26,284	30,700,482	$0.86

	Nine Months Ended September 30,

	2002			2001

	Income	Shares	EPS	Income	Shares	EPS

	(Dollars in thousands, except per share amounts)
Basic earnings per share	$66,394	31,037,223	$2.14	$79,767	30,118,236	$2.65
Effect of dilutive stock options	—	975,920		—	710,693

Diluted earnings per share	$66,394	32,013,143	$2.07	$79,767	30,828,929	$2.59

11.  Houston Operations

          In August 2002, we announced our decision to close our Houston division.  In 2001, our Houston operations represented less than 2 percent of our total homebuilding revenues and did not make a significant contribution to our Texas earnings.  In connection with winding down our Houston operations, we recognized a noncash pretax charge of approximately $3.0 million during the 2002 third quarter, which was included in other expense in the accompanying condensed consolidated financial statements.

12.  Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections”(“SFAS 145”).  SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  We do not anticipate that the adoption of SFAS 145 will have a material impact on our financial position or results of operations.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  We believe the adoption of SFAS 146 will not have a material impact on our financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Homebuilding:
Revenues	$462,252	$333,936	$1,192,899	$944,603
Cost of sales	(383,714)	(263,918)	(983,246)	(735,829)

Gross margin	78,538	70,018	209,653	208,774

Gross margin percentage	17.0%	21.0%	17.6%	22.1%

Selling, general and administrative expenses	(44,954)	(31,269)	(111,271)	(87,067)
Income from unconsolidated joint ventures	5,835	5,833	13,341	13,738
Interest expense	(1,472)	(1,195)	(4,045)	(3,619)
Amortization of goodwill	—	(586)	—	(1,757)
Other income (expense)	(2,775)	29	(2,595)	153

Homebuilding pretax income	35,172	42,830	105,083	130,222

Financial Services:
Revenues	3,053	2,445	9,028	5,930
Expenses	(2,444)	(2,096)	(6,635)	(4,934)
Income from unconsolidated joint ventures	656	510	1,482	1,151
Other income	93	85	189	280

Financial services pretax income	1,358	944	4,064	2,427

Income before taxes	$36,530	$43,774	$109,147	$132,649
Provision for income taxes	(13,913)	(17,490)	(42,753)	(52,882)

Net Income	$22,617	$26,284	$66,394	$79,767

Net cash provided by (used in) operating activities (1)	$(35,993)	$(23,783)	$(1,302)	$(177,733)

EBITDA (2)	$52,524	$59,061	$152,431	$162,630

(1)	Amounts were derived from our condensed consolidated statements of cash flows.

(2)

As used in this report, EBITDA means net income (plus cash distributions of income from unconsolidated homebuilding joint ventures) before (a) income taxes, (b) interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) noncash impairment charges, (e) depreciation and amortization, and (f) income from unconsolidated homebuilding joint ventures.  Other companies may calculate EBITDA differently.  EBITDA should not be considered in isolation or as an alternative to net income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indicator of operating performance or as a measure of liquidity.  The table set forth below reconciles net income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Net income	$22,617	$26,284	$66,394	$79,767
Add:
Cash distributions of income from unconsolidated homebuilding joint ventures	750	10,332	10,200	11,533
Provision for income taxes	13,913	17,490	42,753	52,882
Interest expense	1,472	1,195	4,045	3,619
Expensing of previously capitalized interest included in cost of sales	10,022	8,465	31,620	25,319
Noncash impairment charges, including Colorado and Texas charges	8,952	—	8,952	—
Depreciation and amortization	633	542	1,808	1,491
Amortization of goodwill	—	586	—	1,757
Less:
Income from unconsolidated homebuilding joint ventures	(5,835)	(5,833)	(13,341)	(13,738)

EBITDA	$52,524	$59,061	$152,431	$162,630

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

New homes delivered:
Southern California	401	388	1,115	839
Northern California	137	121	403	473

Total California	538	509	1,518	1,312

Texas	118	158	365	479
Arizona	385	279	1,038	783
Colorado	74	89	211	279
Florida	289	—	517	—
Carolinas	99	—	99	—

Consolidated total	1,503	1,035	3,748	2,853

Unconsolidated joint ventures:
Southern California	37	74	114	135
Northern California	25	—	25	—

Total unconsolidated joint ventures	62	74	139	135

Total	1,565	1,109	3,887	2,988

Average selling prices of new homes delivered:
California (excluding joint ventures)	$500,000	$413,000	$474,000	$445,000
Texas	$291,000	$288,000	$283,000	$291,000
Arizona	$173,000	$173,000	$173,000	$170,000
Colorado	$299,000	$331,000	$325,000	$310,000
Florida	$194,000	$—	$205,000	$—
Carolinas	$140,000	$—	$140,000	$—
Consolidated (excluding joint ventures)	$307,000	$322,000	$318,000	$331,000
Unconsolidated joint ventures (California)	$509,000	$512,000	$513,000	$529,000
Total (including joint ventures)	$315,000	$335,000	$325,000	$340,000

Net new orders:
Southern California	433	363	1,605	1,162
Northern California	126	89	558	304

Total California	559	452	2,163	1,466

Texas	114	122	404	451
Arizona	317	287	1,187	911
Colorado	63	69	225	259
Florida	430	—	711	—
Carolinas	71	—	71	—

Consolidated total	1,554	930	4,761	3,087

Unconsolidated joint ventures:
Southern California	141	43	327	247
Northern California	36	—	114	2

Total unconsolidated joint ventures	177	43	441	249

Total	1,731	973	5,202	3,336

Selected Operating Data – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Average number of selling communities during the period:
Southern California	24	20	24	19
Northern California	11	14	13	13

Total California	35	34	37	32

Texas	25	29	24	28
Arizona	18	19	20	18
Colorado	12	9	11	10
Florida	19	—	9	—
Carolinas	5	—	2	—

Consolidated total	114	91	103	88

Unconsolidated joint ventures:
Southern California	7	6	6	5
Northern California	3	1	2	1

Total unconsolidated joint ventures	10	7	8	6

Total	124	98	111	94

	At September 30,

	2002	2001

Backlog (in homes):
Southern California	1,048	737
Northern California	230	106

Total California	1,278	843

Texas	186	213
Arizona	675	545
Colorado	92	128
Florida	1,301	—
Carolinas	117	—

Consolidated total	3,649	1,729

Unconsolidated joint ventures:
Southern California	226	159
Northern California	89	2

Total unconsolidated joint ventures	315	161

Total	3,964	1,890

Backlog (estimated dollar values in thousands):
Consolidated total	$1,076,819	$583,287
Unconsolidated joint ventures (California)	171,170	82,234

Total	$1,247,989	$665,521

Building sites owned or controlled:
Southern California	6,173	6,195
Northern California	3,168	3,106

Total California	9,341	9,301

Texas	2,812	2,524
Arizona	4,063	4,148
Colorado	1,576	1,988
Florida	7,838	—
Carolinas	2,097	—

Total	27,727	17,961

Total building sites owned	15,692	10,902
Total building sites optioned	9,517	4,798
Total joint venture lots	2,518	2,261

Total	27,727	17,961

Completed and unsold homes	227	166

Homes under construction	3,710	2,378

          Net income for the 2002 third quarter decreased 14 percent to $22.6 million, or $0.68 per diluted share, from $26.3 million, or $0.86 per diluted share, in the year earlier period.  The 2002 third quarter results reflect a noncash after-tax charge of $1.8 million, or $0.05 per diluted share, resulting from our previously announced decision to close our Houston division and an after-tax charge of $3.7 million, or $0.11 per diluted share, resulting from a noncash asset impairment charge related to certain of our Colorado homebuilding projects.  For the nine months ended September 30, 2002, net income decreased 17 percent to $66.4 million, or $2.07 per diluted share, compared to $79.8 million, or $2.59 per diluted share, for the comparable 2001 period.

          EBITDA for the three months ended September 30, 2002 decreased 11 percent to $52.5 million compared to $59.1 million for the 2001 third quarter.  EBITDA for the nine months ended September 30, 2002 was $152.4 million compared to $162.6 million for the year earlier period.  A reconciliation of EBITDA to net income is set forth in footnote 2 to the Selected Financial Information table on page 11.

          On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness.  Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area.  With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction and acquired a backlog of 485 presold homes.  For the year ended December 31, 2001, Westbrooke Homes had revenues of $206 million and delivered 919 new homes.

          On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness.  The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share.  The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005.  Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area.  At closing, we purchased or assumed the rights to acquire over 1,600 buildable lots and acquired a backlog of 141 presold homes.  For the year ended December 31, 2001, Colony Homes had revenues of $42 million and delivered 343 new homes.

          On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash and stock, plus the repayment of approximately $46 million in indebtedness.  The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million payable in January 2003 and contingent payments estimated to equal approximately $14.5 million.  The contingent payments would be paid pursuant to an earnout arrangement based on a percentage of pretax income of Westfield Homes for the period from acquisition through December 31, 2002 and for each year thereafter through December 31, 2005.  The stock component consisted of the issuance of 459,559 shares of our common stock valued under the agreement at $32.64 per share.  Westfield Homes has been in business since 1980 and currently operates in Tampa Bay and Southwest Florida, and in Raleigh-Durham and Charlotte North Carolina.  We did not acquire Westfield’s Illinois operations.  Westfield owned or controlled approximately 4,800 buildable lots in these markets at the time of acquisition.  With this acquisition, we also acquired a backlog of 626 presold homes.   For the year ended December 31, 2001, Westfield Homes had revenues of approximately $186 million and delivered 1,155 new homes (exclusive of its Illinois operations).

          Homebuilding

          Homebuilding pretax income was down 18 percent to $35.1 million for the three months ended September 30, 2002 compared to $42.8 million in the previous year period.  Although our homebuilding revenues were up 38 percent to $462.3 million, we saw our homebuilding gross margin percentage decline year-over-year and our SG&A rate increase as a percentage of revenues.  The decline in homebuilding pretax income also reflects the $3.0 million pretax charge related to our decision to close our Houston division and the $6.0 million pretax asset impairment charge related to certain projects in our Colorado division.

          For the nine months ended September 30, 2002, homebuilding pretax income decreased 19 percent to $105.1 million compared to $130.2 million in the year earlier period.  This decrease was primarily the result of a decline in the homebuilding gross margin percentage and the Houston closure charge and Colorado asset impairment charge noted above.  The impact of the charges and gross margin decline were partially offset by a 26 percent increase in homebuilding revenues.

          Homebuilding revenues for the third quarter increased 38 percent to $462.3 million, compared to $333.9 million in the 2001 third quarter.  The increase in revenues was attributable to a 45 percent increase in new home deliveries (exclusive of joint ventures), reflecting in large part the delivery of 388 new homes from our new Florida and Carolina operations, which was partially offset by a 5 percent decline in our consolidated average home price to $307,000.  During the quarter we delivered 538 new homes in California (exclusive of joint ventures) compared to 509 last year, a 6 percent increase. Deliveries were up 3 percent to 401 homes in Southern California and up 13 percent to 137 homes in Northern California. In Arizona, deliveries were up 38 percent to 385 new homes. New home deliveries were off 25 percent in Texas and down 17 percent in Colorado due to weaker economic conditions in these markets.

          Homebuilding revenues for the nine months ended September 30, 2002 were up 26 percent to $1.2 billion compared to $944.6 million for the year earlier period.  The higher revenue total was due to a 31 percent increase in consolidated new home deliveries, including 616 deliveries from our recently acquired Florida and Carolina operations, which was offset, in part, by a 4 percent decline in our consolidated average home price to $318,000.

          During the 2002 third quarter the average home price in California (exclusive of joint venture deliveries) was up 21 percent to $500,000.  The higher price reflects a greater distribution of deliveries from our Orange County division in Southern California where prices are generally above our statewide average. Our average home prices in Arizona and Texas were essentially flat compared to the prior year while our average price in Colorado was down 10 percent to $299,000 due to changes in delivery mix and an increase in sales incentives.  Our average home prices in Florida and the Carolinas were $194,000 and $140,000, respectively, for the quarter. The consolidated average home price for the 2002 fourth quarter is expected to be approximately $295,000 to $305,000 compared to $370,000 for the 2001 fourth quarter and our average home price for 2003 is expected to be between $280,000 and $290,000 compared to $310,000 this year.  The anticipated decline in our average home price primarily reflects a greater distribution of deliveries from our Florida and Carolina operations compared to the level of deliveries expected to be generated during 2002.

          Our homebuilding gross margin percentage for the 2002 third quarter was 17.0 percent compared to 21.0 percent in the 2001 third quarter. Excluding the impact of the Colorado asset impairment charge, our gross margin percentage would have been 18.3 percent; and, further excluding the impact of the purchase accounting adjustments related to the write-up of inventory for homes in backlog for our three acquisitions this year, our gross margin percentage would have been 19.0 percent. The 200 basis point decline in our homebuilding gross margin percentage from last year’s third quarter (excluding the impact of the Colorado impairment charge and the purchase accounting adjustments) was due primarily to strong but lower margins in Northern California year-over-year, reflecting the slowdown in demand experienced in the Bay Area last year. Additionally, margins continue to remain under pressure in our Colorado and Texas divisions, where we are continuing to offer sales incentives.

          For the nine months ended September 30, 2002, our homebuilding gross margin percentage was 17.6 percent compared to 22.1 percent in the year earlier period reflecting the impact of slower economic conditions in certain of our markets and, to a lesser extent, the Colorado asset impairment charge and the purchase accounting adjustments related to our three acquisitions this year.

          Selling, general and administrative (“SG&A”) expenses for the 2002 third quarter were 9.7 percent of homebuilding revenues versus 9.4 percent in the prior year quarter. The increase in SG&A expenses as a percentage of revenues was due primarily to the increase in deliveries outside of California where G&A and sales and marketing costs are generally higher, and, to a lesser degree, an increase in insurance costs compared to the same period last year.  SG&A expenses for the nine months ended September 30, 2002 were 9.3 percent of homebuilding revenues compared to 9.2 percent in the same period last year.  The higher SG&A rate for the 2002 nine month period is due to the increased deliveries outside of California and the higher insurance costs.

          Income from our unconsolidated joint ventures for the 2002 third quarter was in line with last year’s third quarter amount and was driven by the delivery of 62 new homes and land sales from our Talega joint venture in South Orange County, California.  For the nine months ended September 30, 2002, income from unconsolidated joint ventures were also in line with the prior year period resulting from the delivery of 139 new homes and land sales from our Talega joint venture.

          Other expense for the 2002 third quarter reflects a noncash pretax charge of approximately $3.0 million recognized in connection with our previously announced decision to close our Houston division.  In 2001, our Houston operations represented less than 2 percent of our total homebuilding revenues and did not make a significant contribution to our Texas earnings.

          Net new orders for the third quarter were up 78 percent year over year to a record 1,731 homes (including 177 joint venture new home orders) on a 27 percent increase in average community count. In addition, our cancellation rate for the quarter was 21 percent versus 30 percent last year. Orders were up 41 percent in Southern California on a 19 percent higher average community count, up 82 percent in Northern California on a 7 percent lower community count, up 10 percent in Arizona on a 5 percent lower community count, down 7 percent in Texas on a 14 percent decline in community count and down 9 percent in Colorado on a 33 percent higher community count.  Orders in Texas and Colorado continue to reflect the impact of slower economic conditions on housing demand.  With respect to our recent acquisitions, we generated 430 new home orders from 19 active subdivisions in Florida and 71 new home orders in the Carolinas from 5 active communities.  The strong overall level of new home orders resulted in a record third quarter backlog of 3,964 presold homes, including 315 joint venture homes, valued at an estimated $1.2 billion, an increase of 88 percent from the September 30, 2001 backlog value.

          Financial Services

          Financial services revenues are generated from our mortgage financing subsidiary, Family Lending Services.  Revenues for the three and nine month periods ended September 30, 2002 were up 25 and 52 percent, respectively, over the previous year periods.  The higher revenue totals were driven primarily by 9 and 31 percent increases in the dollar volume of loans sold compared to the respective prior year periods, combined with improved margins generated from the sale of loans.  The increase in loan volume during the three and nine month periods ended September 30, 2002 was due to 3 and 15 percent increases, respectively, in California new home deliveries, coupled with modest increases in our capture rates to 58 percent during the 2002 periods.  For the nine months ended September 30, 2002, net interest income also contributed to the higher revenue total compared to the year earlier period due primarily to the increased spread between interest earned on mortgages held for sale and interest paid under our mortgage credit facility.  The rise in expenses during the three and nine month periods in 2002 compared to the year earlier periods primarily reflects the higher level of operating expenses and compensation associated with the higher loan volume and profitability.

          The financial services joint venture income reflects the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas, the operations of WRT Financial, our mortgage banking joint venture in Colorado, and, from August 13, 2002, Westfield Home Mortgage, our mortgage banking joint venture in Southwest Florida and the Carolinas.  The increase in venture income was primarily attributable to higher delivery levels in Arizona and income generated from Westfield Home Mortgage, which was offset, in part, by the decline in Texas new home deliveries.

          Other financial services income represents earnings from our title insurance operations in Texas and a title insurance joint venture in South Florida.  Other income from title services was up nominally over the prior year quarter due to the additional income generated in South Florida, which was partially offset by the decline in Texas deliveries.  For the nine months ended September 30, 2002 other income was down due to the decline in Texas new home deliveries.

Liquidity and Capital Resources

          Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases and dividends to our shareholders.  Cash requirements have been met by internally generated funds, outside borrowings, including our bank revolving credit facility and public note offerings, land option contracts, joint venture financings and through the sale of common equity through public offerings.  To a lesser extent, financing has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of stock options.  In addition, our mortgage financing subsidiary uses cash to finance its mortgage lending operations.  Its cash needs are funded from a mortgage credit facility, internally generated funds, and a parent line of credit.  Based on our current business plan and market conditions, and our desire to carefully manage our leverage, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

          We have a $450 million unsecured revolving credit facility with our bank group which matures July 31, 2004.  The credit facility contains an option which allows us to increase the total aggregate commitment up to $475 million, subject to the approval of the agent bank and availability of additional bank lending commitments.  In addition, the facility contains certain covenants which, among other things, require us to maintain a minimum level of consolidated tangible stockholders’ equity and a minimum interest coverage ratio.  In addition, the facility limits our leverage and investments in joint ventures.  These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and other sources.  At September 30, 2002, we had $84.6 million of borrowings outstanding and had issued approximately $54.0 million of letters of credit under this facility.  Our ability to renew and extend the revolving credit facility is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

          To fund mortgage loans originated by our mortgage financing subsidiary, we have a $60 million mortgage credit facility which provides for increased borrowing capacity up to $90 million from October 2002 to January 2003.  Mortgage loans are typically financed under this facility for a short period of time, approximately 15 to 60 days, prior to completion of sale of such mortgage loans to third party investors.  The facility, which has LIBOR based pricing and currently matures in April 2003, also contains certain financial covenants, including leverage and net worth covenants.  At September 30, 2002, we had approximately $56.3 million advanced under this facility.

          In January 2001, the Securities and Exchange Commission declared effective our universal shelf registration statement on Form S-3.  The universal shelf registration statement permits the issuance from time to time of common stock, preferred stock, debt securities and warrants.  We currently have approximately $95 million of securities available for future issuance under this universal shelf.  We evaluate our capital needs and the public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities.  There may be times when the public debt or equity markets lack sufficient liquidity or when these securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group or other sources, or adjust our expenditures accordingly.  In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability and interest coverage ratio, could result in a ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

          In April 2002, we utilized a portion of our universal shelf registration statement and issued $150 million of 9¼% Senior Subordinated Notes which mature on April 15, 2012.  These notes were issued at a discount to yield approximately 9.38 percent and are unsecured obligations that are junior to our senior unsecured indebtedness.  Net proceeds after underwriting expenses were approximately $147.0 million and were used to fund the acquisition of Westbrooke Homes and repay a portion of the balance outstanding under our revolving credit facility.  We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales.  In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments, and (4) sell assets.  Also, upon a change in control we are required to make an offer to purchase these notes.  In addition to these notes, we have approximately $475 million of publicly issued senior notes outstanding which mature from 2007 through 2010.

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

          From time to time, purchase money mortgage financing is used to finance land acquisitions.  At September 30, 2002, we had approximately $15.3 million outstanding in trust deed and other notes payable.

          We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements.  As of September 30, 2002, we had deposits outstanding of approximately $27.2 million on land purchase contracts having a total remaining purchase price of $285.6 million.

          We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources.  These option contracts also help us manage the financial and market risk associated with land holdings.  Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility.  As of September 30, 2002, we had cash deposits and letters of credit outstanding of approximately $33.2 million on option contracts having a total remaining purchase price of approximately $275.5 million, of which approximately $50.1 million is included in accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2002 related to two of our land option contracts.  The utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences.  Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

          We also enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base.  These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources.  We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.  At September 30, 2002, these joint ventures had borrowings which totaled approximately $257.9 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying condensed consolidated balance sheet.  We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus estimated construction completion costs exceed a specified percentage of the value of the property securing the loan.  Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this pay down obligation.  Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down.  In addition, we and our joint venture partners are generally obligated to the project lenders to complete offsite improvements and the construction of planned homes if the joint venture does not perform the required construction.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

          We paid approximately $7.6 million, or $0.24 per common share ($0.08 per common share per quarter), in dividends to our stockholders during the nine months ended September 30, 2002.  Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall leverage.  Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay.  On October 22, 2002, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock.  This dividend is to be paid on November 27, 2002 to stockholders of record on November 13, 2002.

          During the nine months ended September 30, 2002, we issued 297,559 shares of common stock pursuant to the exercise of stock options for total consideration of approximately $4.6 million.

          In April 2001, our Board of Directors authorized a $35 million stock repurchase plan.  In October 2002, our Board of Directors approved increasing to $50 million the aggregate authorized limit under our plan.  Through November 7, 2002, we have repurchased 1,132,700 shares of common stock for approximately $22.9 million under the plan, leaving a balance of approximately $27.1 million for future share repurchases.

          We have no other material commitments or off-balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  We do not anticipate that the adoption of SFAS 145 will have a material impact on our financial position or results of operations.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  We believe the adoption of SFAS 146 will not have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt.  SPH Mortgage, WRT Financial and Westfield Home Mortgage, our mortgage banking joint ventures, and to a lesser extent, Family Lending, our mortgage financing subsidiary,  manage interest rate risk associated with making loan commitments and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans concurrently with extending interest rate locks to loan applicants.  In the case of SPH Mortgage, WRT Financial and Westfield Home Mortgage, these loans are presold and promptly transferred to their financial institution partners or third party investors.  In the case of Family Lending, these loans are presold to third party investors.  Before completing the sale to these investors, Family Lending finances these loans under a mortgage credit facility for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents.  Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

          To enhance potential returns on the sale of mortgage loans, Family Lending also originates a  substantial portion of its mortgage loans on a non-presold basis.  When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk.  To hedge this risk Family Lending enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors.  Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans originated in this manner if not hedged properly.  As of September 30, 2002, Family Lending had approximately $85.0 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $70.9 million were hedged by forward sale commitments of mortgage-backed securities.

          Please see our Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion related to our market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

(a)     Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to Standard Pacific (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	our intent to review and assess goodwill for impairment during our 2002 fourth quarter;
•	the expected impact of new accounting pronouncements;
•	the strength of our markets;
•	expected average home prices and gross margins;
•	orders and our backlog of homes and their estimated sales value;
•	the adequacy of our impairment charges relating to certain Colorado homebuilding projects and our exit from the Houston market;
•	contingent earn-out payments in connection with acquisitions;
•	the sufficiency of our capital resources;
•	our planned continued use of joint ventures;
•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;
•	our exposure to market risks, including fluctuations in interest rates; and
•	the effectiveness and adequacy of our disclosure and internal controls.

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

PART II.   OTHER INFORMATION

Item 1. Legal proceedings

Not applicable

Item 2. Change in Securities

          On August 13, 2002, as partial consideration for our acquisition of Westfield Homes, we issued to the stockholders of Westfield Homes an aggregate of 459,559 shares of our common stock, valued under the agreement at $14.5 million.  The securities were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4 (2) thereof and Rule 506 thereunder.  We did not generate any cash proceeds from this offering.

Item 3. Default upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Stock Purchase Agreement dated August 9, 2002 between the shareholders of Westfield Homes USA, Inc., WF Acquisition, Inc. and the Registrant, relating to the acquisition of Westfield Homes USA, Inc.

10.2

Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and Family Lending Services, Inc., a wholly-owned subsidiary of the Registrant, dated October 5, 2001, and as further amended on December 28, 2001, March 31, 2002, October 4, 2002 and October 9, 2002.

(b)	Current Reports on Form 8-K

(i)

Form 8-K dated August 14, 2002 reporting that the Chairman and Chief Executive Officer of the Registrant and the Senior Vice President – Finance and Chief Financial Officer of the Registrant filed a certification pursuant to  Section 906 of the Sarbanes – Oxley Act of 2002 related to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.  In addition, the Form 8-K reported that Messrs. Scarborough and Parnes each submitted a sworn statement to the Commission pursuant to Commission Order No. 4-460 dated June 27, 2002, each in the form of Exhibit A to the Order.  In connection with these certifications and sworn statements, certain related exhibits were attached to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 12, 2002	By:	/s/ STEPHEN J. SCARBOROUGH

Stephen J. Scarborough Chief Executive Officer and Chairman of the Board

Dated: November 12, 2002	By:	/s/ ANDREW H. PARNES

Andrew H. Parnes Senior Vice President - Finance and Chief Financial Officer

CERTIFICATIONS

Certification of Chief Executive Officer

I, Stephen J. Scarborough, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Standard Pacific Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data  and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002

/s/ STEPHEN J. SCARBOROUGH

Stephen J. Scarborough Chief Executive Officer

Certification of Chief Financial Officer

I, Andrew H. Parnes,  certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Standard Pacific Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data  and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002

/s/ ANDREW H. PARNES

Andrew H. Parnes Chief Financial Officer