Form 10-K
period 2002-12-31
STANDARD PACIFIC CORP /DE/
filed 2003-03-18
CIK 878560

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(949) 789-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange and
(and accompanying Preferred Share Purchase Rights)	Pacific Stock Exchange
8½% Senior Notes Due 2007	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒        No ☐

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,117,882,047.

As of February 28, 2003, there were 32,146,918 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.     BUSINESS

We are a leading geographically diversified builder of high-quality single-family homes. We construct homes within a wide range of price and size targeting a broad range of homebuyers. We have operations in major metropolitan areas in California, Texas, Arizona, Colorado, Florida and the Carolinas and have built homes for more than 53,000 families during our 37-year history. In California, we have 37 years of operating experience and currently sell homes throughout Southern California and in the San Francisco Bay Area and Sacramento. We have been building homes in Texas for over 20 years, with established operations in Dallas and Austin. In 1998, we entered the Phoenix, Arizona market through the acquisition of an ongoing homebuilding operation and in 2000, we entered the Denver, Colorado market through the acquisition of The Writer Corporation. In 2002, we furthered our geographic diversification by entering the Florida and Carolina markets through the acquisition of three established homebuilders: Westbrooke Homes in South Florida, Colony Homes in Orlando and Westfield Homes in Tampa, Southwest Florida and the Carolinas. In 2002, our percentage of home deliveries by state (including deliveries by unconsolidated joint ventures) were:

State	Percentage of Deliveries
California	42%
Arizona	23
Florida	19
Texas	8
Carolinas	4
Colorado	4

Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures: Family Lending Services, SPH Mortgage, WRT Financial, Westfield Home Mortgage, Universal Land Title of South Florida and SPH Title. For business segment financial data, see our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

This annual report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. In addition, the Securities and Exchange Commission website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Strategy

The main elements of our strategy include:

Targeting a Broad Range of Homebuyers

We focus on the construction of single-family homes for use as primary residences, offering a broad range of products and price points. During fiscal 2002, the sales prices of our homes generally ranged from $100,000 to over $1 million, a broad market segment in our geographic areas. We believe this diverse product platform enables us to take advantage of additional market opportunities and positions us strategically with product capabilities that appeal to a wide range of customers.

Focusing on Growth in our Existing Markets

We continue to focus on growing our existing markets through new community openings, expansion into adjacent markets and new product offerings. In 2002 we opened 61 new communities and we intend to continue this strong pace of new community openings in 2003 with approximately 100 new projects slated to begin selling this year (which includes approximately 45 new communities in our recently acquired Florida and Carolina operations). We have also expanded in recent years into regions adjacent to our existing markets such as the Inland Empire in Southern California, Sacramento in Northern California and urban infill locations in the Los Angeles area. As part of our focus on expanding our product offerings, we entered the active adult market in 2001 through the development of a four-project age restricted community in South Orange County, California.

Expanding and Diversifying Geographically through Acquisition

While we have pursued growth opportunities within our California and Texas markets, we have also diversified geographically during the past few years by expanding into some of the largest homebuilding markets in the United States. Since 1998, we have expanded through acquisition into Arizona, Colorado, Florida and the Carolinas. Each of these acquisitions included strategic lot inventories as well as experienced management teams. As a result of these acquisitions, our non-California divisions represented nearly 60 percent of our unit volume in 2002, compared to just over 20 percent in 1997. Going forward, we plan to continue to pursue acquisitions on an opportunistic basis as a means of expanding and diversifying geographically.

Maintaining Strong Land Positions, Including the Utilization of Joint Ventures and Strategic Alliances

We have been operating in California for 37 years and in Texas for over 20 years, and have established a strong reputation in these markets with many leading landowners and developers. In each of our divisions established through acquisition, we have partnered with local management teams that have long-standing relationships with landowners, subcontractors and other business partners. We believe that these long-standing relationships provide us significant opportunities to secure quality land positions at competitive prices in these markets. We generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years, and believe based on our current operations and market conditions that our nearly 30,000 owned or controlled building sites at December 31, 2002 will be sufficient for our operations over this period. We also make use of joint ventures and strategic alliances as a means of securing land positions, reducing risk on larger, longer-term projects and effectively leveraging our capital base. At December 31, 2002, approximately 3,600 of our 30,000 owned or controlled building sites were controlled through joint ventures.

Leveraging our Experienced Management Team and Decentralized Operating Structure

Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Each division is run by a local manager with an in-depth familiarity with the geographic areas within which the division operates. We leverage this significant experience and in-depth knowledge by providing local managers significant autonomy to operate their divisions. Land acquisition and other opportunities are typically identified and evaluated by the division management team with the final decision regarding land purchase and project development being made by the local division manager in conjunction with our corporate officers, including Regional Presidents. Thereafter, each division manager conducts the operations of the division, including project planning, subcontracting and sales and marketing, with minimal input from our corporate office. The autonomy provided by this decentralized operating structure not only allows us to more quickly identify and capitalize on new local market opportunities as they arise, but also has proven to be an important element in attracting potential acquisition candidates and in recruiting and retaining experienced local managers.

Operating Conservatively and Emphasizing Control of Overhead and Operating Expenses

Mindful of the cyclical nature of the homebuilding business, we operate conservatively and continuously seek to minimize overhead and operating expenses through the following strategies:

•	We generally purchase land only when substantially all material entitlements have been obtained and we anticipate commencing development or construction within a relatively short time period.

•	We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes and build, depending on the geographic market, on a lot-by-lot basis or in increments of 10 to 30 homes.

•	When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. When building on an incremental basis, the number of homes built in the first increment of a project is based upon internal market studies. The timing and size of subsequent increments depends to a large extent upon sales rates experienced in the earlier increments. The goal of each of these strategies is to minimize the number of completed and unsold homes held in inventory. At the end of 2002, we held 280 completed and unsold homes in inventory.

•	We seek to maintain a strong balance sheet—our net homebuilding debt to total book capitalization ratio was 44.4 percent at December 31, 2002—and multiple sources of liquidity.

•	We strive to control overhead costs by centralizing key administrative functions such as finance and treasury, information technology, risk management and legal, and human resources.

•	We seek to minimize our fixed costs by primarily contracting with third parties, such as subcontractors, architects and engineers, to design and build our homes on a project-by-project or phase-by-phase basis.

Operations

We currently build homes through a total of 16 operating divisions, with 227 projects under development and 60 projects held or controlled for future development at December 31, 2002.

We build primarily single-family detached dwellings, particularly in our California, Texas, Arizona and Florida operations. For the year ended December 31, 2002, approximately 96 percent of our deliveries (excluding Colorado and the Carolinas) were single-family detached dwellings. For the same period, 46 percent of our Colorado deliveries and 40 percent of our Carolina deliveries consisted of attached townhomes.

Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from $100,000 to over $1 million. Set forth below is our average selling prices of homes delivered during 2002:

State	Average Selling Price
California (excluding joint ventures)	$488,000
Arizona	$173,000
Florida	$197,000
Texas	$287,000
Carolinas	$142,000
Colorado	$318,000

Land Acquisition, Development and Construction

In considering the purchase of land for the development of a project, we review such factors as:

•	proximity to existing developed areas;

•	the reputation and desirability of the surrounding developed areas;

•	population growth patterns;

•	availability of existing utility services, such as water, gas, electricity and sewers;

•	proximity and quality of local schools;

•	employment rates and trends;

•	the expected absorption rates for new housing;

•	the environmental condition of the land;

•	transportation conditions and availability;

•	the estimated costs of development;

•	our ability to finance the project on commercially reasonable terms;

•	our land concentration and risk in the local market; and

•	the entitlement status of the property.

Generally, if all requisite material governmental agency approvals are not in place for a parcel of land, we enter into a conditional agreement to purchase the parcel, making a deposit which is generally refundable if the required approvals cannot be obtained. Our general policy is to complete a purchase of land only when we can reasonably project commencement of construction within a relatively short period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and our ability to obtain all requisite approvals from governmental agencies within a given period of time. Our development work on a project includes obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities and other improvements.

We customarily acquire unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 300 homes. Construction is then accomplished in smaller sized increments or on a lot-by-lot basis depending on the geographic market. When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. When building on an incremental basis, the number of homes built in the first increment of a project is based upon our internal market studies. The timing and size of subsequent increments depends on the sales rates of earlier increments and other market factors.

We typically use both our equity (including internally generated funds) and unsecured financing in the form of bank debt, proceeds from our public note offerings and other unsecured debt to fund land acquisitions, and development and construction of our properties. We also utilize joint ventures and option structures with land sellers, other builders and financial entities from time to time to procure land. Our joint ventures typically will obtain project specific financing to fund the acquisition of the land and the development and construction costs. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. Generally, with the exception of purchase money trust deeds and joint ventures, project specific secured financing is not used. In some markets, community development district or similar bond financing is used to fund community infrastructure such as roads, sewers and schools.

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

Although the construction time for our homes varies from project to project depending on the time of year, the size of the homes, local labor situations, the governmental approval processes, availability of materials and supplies and other factors, we can typically complete the construction of a home, depending on geographic region, in approximately three to seven months.

Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Land development joint ventures are typically entered into with other homebuilders, local or regional developers and financial partners as a method of spreading the financial and market risks associated with developing larger projects. Homebuilding joint ventures may involve partnering with existing landowners or other builders as a means of acquiring desirable properties. In both types of joint ventures, we typically leverage our capital base by obtaining third party project financing. For the years ended December 31, 2002, 2001 and 2000, our unconsolidated joint ventures delivered 323, 294 and 155 homes, respectively, and plan on delivering approximately 625 homes in 2003. All of our joint ventures are with unrelated third parties who typically, along with us, make capital contributions to the venture. For financial reporting purposes we record our share of earnings and losses from our unconsolidated joint ventures as they are generated. Our more significant land development and homebuilding unconsolidated joint ventures are described below.

In 1996, our Orange County, California division entered into a joint venture with an affiliate of Unocal to develop and deliver up to approximately 800 homes and lots in Fullerton and Brea, California. During 2002, 2001 and 2000, the joint venture delivered 52, 193 and 155 new homes, respectively. Also, in 2000, this venture sold a 107-lot parcel of land in Brea, California. As of December 31, 2002, this joint venture had two remaining projects to develop and build a total of 212 homes. On such date, we had a net investment of approximately $2.3 million which represented our share of undistributed earnings.

In 1997, our Northern California division entered into two joint ventures with another homebuilder to develop approximately 700 lots and a championship golf course in Gilroy, California, located approximately 30 miles south of San Jose. A portion of these lots will be sold to us and our partner at cost for the construction and sale of homes thereon with the balance contributed to other joint ventures in which we are both partners. As of December 31, 2002, we had purchased 160 lots from the land development venture and had a combined net investment in both ventures of approximately $8.1 million.

During 1997, we entered into a joint venture with Catellus Residential Group, Inc. and an affiliate of Starwood Capital Group L.L.C. to acquire and develop a 3,470-acre master-planned community located in and adjacent to the south Orange County, California city of San Clemente. This joint venture has developed or plans to develop in phases finished lots for up to approximately 4,000 attached and detached homes, a championship golf course, and certain community amenities and commercial and industrial sites. As of December 31, 2002, we have purchased approximately 900 lots from the joint venture for construction and sale of homes by us. As of December 31, 2002, we had a net investment of approximately $6.6 million in this joint venture which represents undistributed earnings.

In March 2002, our Northern California division entered into a joint venture with a local land developer to develop and deliver up to approximately 350 homes in Watsonville, California. Development is underway with first home deliveries planned for late 2003. As of December 31, 2002, our net investment in this venture was approximately $17.5 million.

In June 2002, our Southern California Inland Empire division entered into a joint venture with another national homebuilder in Rancho Cucamonga, California to develop approximately 550 finished lots. This venture will deliver to each homebuilder its pro rata share (approximately 50 percent) of finished lots at cost for the construction and sale of homes. As of December 31, 2002, our net investment in this joint venture was approximately $6.3 million.

In November 2002, our Northern California division entered into a joint venture with a local land developer to develop and deliver up to approximately 675 homes and lots in American Canyon, California. Development is scheduled to commence in mid-2003 with first home deliveries planned for early 2004. As of December 31, 2002, our net investment in this venture was approximately $17.5 million.

Marketing and Sales

Our homes are generally sold by our own sales personnel. Furnished and landscaped model homes are typically maintained at each project site. Homebuyers are afforded the opportunity to select, at additional cost, various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional appliances and some room configurations. We maintain websites with project listings, floor plans, pricing and other project information and make extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

Our homes are typically sold during or prior to construction using sales contracts which are usually accompanied by a cash deposit, although some of our homes are sold after completion of construction. Purchasers are typically permitted for a limited time to cancel these contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met.

During each of the years ended December 31, 2002, 2001 and 2000, we experienced cancellation rates of 20, 26 and 23 percent, respectively. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. At December 31, 2002, 2001 and 2000, we had an inventory of completed and unsold homes of 280, 345 and 134, respectively.

Financial Services

Customer Financing

We offer mortgage financing to our homebuyers in substantially all of the markets in which we operate. Family Lending Services, Inc. offers mortgage financing in our California and South Florida markets and is a wholly owned subsidiary. SPH Mortgage, WRT Financial and Westfield Home Mortgage are joint ventures with financial institution partners. SPH Mortgage offers mortgage financing to our Arizona and Texas homebuyers, WRT Financial offers mortgage financing to our Colorado homebuyers, and Westfield Home Mortgage offers mortgage financing to our Tampa, Southwest Florida and Carolina homebuyers.

The principal sources of revenues for these mortgage-banking operations are fees generated from loan originations, net gains on the sale of loans, and interest income earned on loans during the period they are held prior to sale. In addition to being a source of revenues, these mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures.

Family Lending sells the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. It typically finances its loans held for sale through its mortgage credit facilities. SPH Mortgage, WRT Financial and Westfield Home Mortgage generally sell the loans they originate, on a non-recourse basis and with servicing rights released, to their respective financial institution partners.

Title Services

In Texas and South Florida, we act as a title insurance agent and offer title examination services to our Texas and South Florida homebuyers through our title service subsidiary, SPH Title, Inc. and our title service joint venture, Universal Land Title of South Florida. We assume no underwriting risk associated with these title policies.

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

Moreover, the indentures for our outstanding public notes contain provisions that may restrict the debt we may incur in the future. The revolving credit facility and indentures governing our public notes also limit our investments in unconsolidated joint ventures which limits our use of joint ventures as financing vehicles. In addition, a number of factors could affect our ability to access debt or equity financing, including:

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

We Depend on the California Market

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California and generate a disproportionate amount of our revenues and profits in the state. Demand for new homes, and in some instances home prices, have declined from time to time in California. For instance, during 2001 and part of 2002, we experienced a slowdown in our Northern California operations. If we experience another slowdown in Northern California or in one or more of our other California markets, our earnings and financial position may be negatively impacted.

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

In addition, the risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to write-down land holdings, write-down or write-off goodwill recorded in connection with the builder acquisitions we have made since 1997, write-down our investments in unconsolidated joint ventures, sell homes at a loss and/or hold land in inventory longer than planned. For example, during the third quarter of 2002 we recorded a noncash pretax asset impairment charge of $6.0 million. The charge resulted from the write-down of certain homebuilding projects to their estimated fair value in our Colorado division which has experienced slower than anticipated new home sales, increased sales incentives and lower new home selling prices. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

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

During the development process, we must obtain the approval of numerous governmental authorities which regulate matters such as:

•	permitted land uses, levels of density and architectural designs;

•	the installation of utility services, such as water and waste disposal;

•	the dedication of acreage for open space, parks, schools and other community services; and

•	the preservation of habitat for endangered species and wetlands.

The approval process can be lengthy and cause significant delays in the development process. In addition, changes in local circumstances or laws may require additional approvals or modifications to approvals previously obtained, which can result in further delays and additional expenses. Delays in the development process can cause substantial increases to development costs, which in turn could harm our operating results. There can be no assurance that we will be successful in securing approvals for all of the land we currently control or that there will not be any significant modifications to approvals previously obtained.

Our mortgage financing operations are subject to numerous federal, state and local laws and regulations, including eligibility requirements for participation in federal loan programs. Our title insurance agency operations are subject to applicable insurance laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and claims for monetary damages.

Risk of Adverse Weather Conditions and Natural Disasters

We are subject to the risks associated with adverse weather conditions and natural disasters which occur in our markets, including:

•	unusually heavy or prolonged precipitation;

•	hurricanes

•	earthquakes;

•	fires;

•	floods; and

•	landslides.

These conditions can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and completed and unsold homes. In addition, California, Colorado and Arizona have periodically experienced drought conditions which result in water conservation measures and sometimes rationing by municipalities in which we do business. Restrictions by governmental agencies on construction activity as a result of limited water supplies could harm our operating results.

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

We May Not Be Able to Successfully Complete Future Acquisitions

Our growth strategy includes expanding and diversifying geographically through strategic acquisitions. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition. Although we believe that we have been successful in doing so in the past, we can give no assurance that we will be able to successfully identify, acquire and integrate strategic acquisitions in the future.

Our Significant Amount of Debt Could Harm our Financial Health

We currently have a significant amount of debt. As of December 31, 2002, our total consolidated indebtedness was approximately $639.0 million (excluding indebtedness relating to our mortgage financing operations and trade payables). In addition, subject to the restrictions in our revolving credit facility and public notes indentures, we may incur additional indebtedness in the future. Our indebtedness could have important consequences such as:

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

Our unconsolidated joint ventures also have significant amounts of debt, and will likely incur additional debt. Under credit enhancements, which we typically provide with respect to joint venture borrowings, we could be required to make additional investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce these outstanding borrowings. If we were required to make such additional investments in amounts that exceed those permitted under our revolving credit facility or our public notes, this could cause a default under the facility or our public notes.

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

Employees

At December 31, 2002, we had approximately 1,300 employees. None of our employees are covered by collective bargaining agreements.

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

ITEM 2.     PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters which is located in Irvine, California. The lease on this facility consists of approximately 32,000 square feet and expires in 2010. We lease approximately 25 other properties for our division offices, design centers and for our financial services subsidiary. For information about land owned or controlled by us for use in our homebuilding activities please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Selected Operating Data”. We believe that all of our properties are currently satisfactory for the purposes for which they are used.

ITEM 3.     LEGAL PROCEEDINGS

Various claims and actions which we consider normal to our business have been asserted and are pending against us. We do not believe that such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers’ ages, positions, and brief accounts of their business experience as of March 1, 2003, are set forth below.

Name	Age	Position
Stephen J. Scarborough	54	Chairman of the Board and Chief Executive Officer
Michael C. Cortney	55	President; Director
Andrew H. Parnes	44	Senior Vice President—Finance and Chief Financial Officer; Director
Clay A. Halvorsen	43	Senior Vice President, General Counsel and Secretary
Jari L. Kartozian	44	Vice President
Scott D. Stowell	45	President, Southern California Region
Kathleen R. Wade	49	President, Southwest Region

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

Clay A. Halvorsen has served as Senior Vice President, General Counsel and Secretary since January 2001 and as Vice President, General Counsel and Secretary prior to this and since January 1998. Prior to joining the Company, Mr. Halvorsen was a partner in the law firm of Gibson, Dunn & Crutcher LLP.

Jari L. Kartozian has served as Vice President since January 2000. Ms. Kartozian served as Senior Vice President Sales and Marketing of our Orange County, California homebuilding division from September 1998 to December 1999 and as Vice President Sales and Marketing of this division prior to this and since August 1991. Ms. Kartozian joined the Company in 1981.

Scott D. Stowell has served as President of our Southern California Region since September 2002. From April 1996 until September 2002, Mr. Stowell served as President of our Orange County Division. Mr. Stowell joined the Company in 1986 as a project manager.

Kathleen R. Wade has served as President of our Southwest Region since November 2002. From December 2000 until October 2002, Ms. Wade served as Chief Executive Officer of our Arizona Division, and as President of this division from September 1998 to December 2000. Prior to joining Standard Pacific, Ms. Wade served as President of the Arizona Division of UDC Homes and, prior thereto, as Co-CEO of Continental Homes, a publicly traded homebuilder.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are listed on the New York Stock Exchange and Pacific Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices of our common stock as reported on the New York Stock Exchange Composite Tape and the amount of dividends paid per share.

	Year Ended December 31,
	2002			2001
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$32.45	$22.90	$0.08	$33.00	$19.50	$0.08
June 30	35.40	27.10	0.08	24.10	15.71	0.08
September 30	35.73	22.46	0.08	26.75	16.60	0.08
December 31	26.25	19.85	0.08	25.25	17.34	0.08

As of March 1, 2003, the number of record holders of our common stock was 1,010.

ITEM 6.     SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)

Revenues:
Homebuilding	$1,870,757	$1,375,610	$1,317,995	$1,198,831	$759,612
Financial Services	14,398	8,851	3,410	2,257	1,403

Total revenues	$1,885,155	$1,384,461	$1,321,405	$1,201,088	$761,015

Pretax Income:
Homebuilding	$187,533	$179,985	$165,973	$114,058	$81,319
Financial Services	7,148	4,491	174	5	(425)

Pretax income from continuing operations before extraordinary charge	$194,681	$184,476	$166,147	$114,063	$80,894

Income from continuing operations before extraordinary charge	$118,689	$111,065	$100,142	$67,571	$47,404
Loss from discontinued operations, net of income taxes	—	—	—	(159)	(199)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	618	—
Extraordinary charge from early extinguishment of debt, net of income taxes	—	—	—	—	(1,328)

Net Income	$118,689	$111,065	$100,142	$68,030	$45,877

Basic Earnings Per Share:
Income per share from continuing operations before extraordinary charge	$3.78	$3.71	$3.43	$2.28	$1.59
Earnings per share	$3.78	$3.71	$3.43	$2.29	$1.54

Weighted average common shares outstanding	31,399,120	29,931,797	29,236,125	29,597,669	29,714,431

Diluted Earnings Per Share:
Income per share from continuing operations before extraordinary charge	$3.67	$3.63	$3.39	$2.27	$1.58
Earnings per share	$3.67	$3.63	$3.39	$2.28	$1.53

Weighted average common and diluted shares outstanding	32,321,260	30,628,445	29,562,230	29,795,263	30,050,078

Balance Sheet and Other Financial Data:
Total assets	$1,792,126	$1,366,301	$1,118,786	$829,968	$866,362
Homebuilding long-term debt	$626,648	$524,653	$424,351	$321,847	$404,806
Stockholders’ equity	$773,758	$573,092	$486,230	$381,885	$324,679
Stockholders’ equity per share	$24.04	$19.51	$16.17	$13.07	$10.96
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.20	$0.17

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Homebuilding:
Revenues	$1,870,757	$1,375,610	$1,317,995
Cost of sales	(1,528,927)	(1,091,484)	(1,057,827)

Gross margin	341,830	284,126	260,168

Gross margin percentage	18.3%	20.7%	19.7%

Selling, general and administrative expenses	(175,218)	(124,468)	(105,141)
Income from unconsolidated joint ventures	27,616	26,675	16,478
Interest expense	(5,489)	(4,158)	(3,599)
Amortization of goodwill	—	(2,342)	(2,100)
Other income (expense)	(1,206)	152	167

Homebuilding pretax income	187,533	179,985	165,973

Financial Services:
Revenues	14,398	8,851	3,410
Expenses	(9,922)	(6,443)	(4,265)
Income from unconsolidated joint ventures	2,323	1,713	718
Other income	349	370	311

Financial services pretax income	7,148	4,491	174

Income before taxes	194,681	184,476	166,147
Provision for income taxes	(75,992)	(73,411)	(66,005)

Net income	$118,689	$111,065	$100,142

Net cash provided by (used in) operating activities (1)	$72,682	$(137,036)	$10,375

EBITDA (2)	$243,754	$235,882	$198,742

(1)	Amounts were derived from our consolidated statements of cash flows.
(2)	As used in this report, EBITDA means net income (plus cash distributions of income from unconsolidated homebuilding joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) noncash impairment changes, (e) depreciation and amortization, (f) income from unconsolidated homebuilding joint ventures and (g) income (loss) from our financial services subsidiary. Other companies may calculate EBITDA differently. EBITDA is a non-GAAP measure of profitability and is a widely accepted financial indicator of a company’s ability to service debt. However, EBITDA should not be considered in isolation or as an alternative to net income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indicator of operating performance or as a measure of liquidity. EBITDA is used in covenants in our revolving credit facility and our public senior and senior subordinated notes. The calculations of EBITDA below are presented in accordance with the requirements of our debt covenants. The table set forth below reconciles net income to EBITDA:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net income	$118,689	$111,065	$100,142
Add:
Cash distributions of income from unconsolidated homebuilding joint ventures	15,838	26,533	7,136
Provision for income taxes	75,992	73,411	66,005
Homebuilding interest expense	5,489	4,158	3,599
Expensing of previously capitalized interest included in cost of sales	48,208	39,990	33,854
Noncash impairment charges	8,952	5,399	—
Depreciation and amortization	2,678	4,409	3,629
Less:
Income from unconsolidated homebuilding joint ventures	27,616	26,675	16,478
Income (loss) from our financial services subsidiary	4,476	2,408	(855)

EBITDA	$243,754	$235,882	$198,742

Selected Operating Data

	Year Ended December 31,
	2002	2001	2000
New homes delivered:
Southern California	1,727	1,325	1,367
Northern California	557	600	865

Total California	2,284	1,925	2,232

Texas	520	645	546
Arizona	1,432	1,067	797
Colorado	277	380	141
Florida	1,188	—	—
Carolinas	241	—	—

Consolidated total	5,942	4,017	3,716

Unconsolidated joint ventures:
Southern California	242	293	155
Northern California	81	1	—

Total unconsolidated joint ventures	323	294	155

Total	6,265	4,311	3,871

Average selling price of homes delivered:
California (excluding joint ventures)	$488,000	$458,000	$443,000
Texas	$287,000	$292,000	$287,000
Arizona	$173,000	$173,000	$164,000
Colorado	$318,000	$316,000	$272,000
Florida	$197,000	$—	$—
Carolinas	$142,000	$—	$—
Consolidated (excluding joint ventures)	$314,000	$342,000	$354,000
Unconsolidated joint ventures (California)	$532,000	$537,000	$554,000
Total (including joint ventures)	$326,000	$355,000	$362,000

Net new orders:
Southern California	2,019	1,469	1,439
Northern California	639	392	967

Total California	2,658	1,861	2,406

Texas	519	551	661
Arizona	1,473	1,176	887
Colorado	287	310	140
Florida	1,115	—	—
Carolinas	177	—	—

Consolidated total	6,229	3,898	4,094

Unconsolidated joint ventures:
Southern California	459	259	156
Northern California	124	9	—

Total unconsolidated joint ventures	583	268	156

Total	6,812	4,166	4,250

Selected Operating Data

	Year Ended December 31,
	2002	2001	2000
Average number of selling communities during the year:
Southern California	23	21	21
Northern California	13	13	13
Texas	25	27	26
Arizona	20	18	15
Colorado	11	10	5
Florida	13	—	—
Carolinas	4	—	—

Consolidated total	109	89	80

Unconsolidated joint ventures:
Southern California	7	5	3
Northern California	2	1	—

Total unconsolidated joint ventures	9	6	3

Total	118	95	83

	At December 31,
	2002	2001	2000
Backlog (in homes):
Southern California	856	558	414
Northern California	157	67	275

Total California	1,013	625	689

Texas	146	147	241
Arizona	567	526	417
Colorado	88	78	148
Florida	1,034	—	—
Carolinas	81	—	—

Consolidated total	2,929	1,376	1,495

Unconsolidated joint ventures:
Southern California	224	13	47
Northern California	43	8	—

Total unconsolidated joint ventures	267	21	47

Total	3,196	1,397	1,542

Backlog (estimated dollar values in thousands):
Consolidated total	$872,694	$433,413	$518,751
Unconsolidated joint ventures	139,491	11,994	23,942

Total	$1,012,185	$445,407	$542,693

Building sites owned or controlled:
Southern California	6,056	5,758	5,489
Northern California	3,791	2,977	3,356

Total California	9,847	8,735	8,845

Texas	2,731	2,598	2,650
Arizona	4,839	4,178	3,380
Colorado	1,792	1,971	2,238
Florida	8,007	—	—
Carolinas	2,673	—	—

Total	29,889	17,482	17,113

Total building sites owned	16,123	10,664	9,949
Total building sites optioned	10,200	4,646	4,786
Total joint venture lots	3,566	2,172	2,378

Total	29,889	17,482	17,113

Completed and unsold homes	280	345	134

Homes under construction	3,012	1,815	1,946

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those which impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following accounting policies are those that are most critical to the portrayal of our financial condition and results of operations, and require the more significant judgments and estimates:

Business Combinations

Acquisitions of other companies are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. The estimation of fair values of assets and liabilities, and the allocation of purchase price requires a substantial degree of judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition, are generally in various stages of development. Actual revenues, costs and time to complete a community could vary from estimates impacting the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of current and future results of our operations. Our reported income from an acquired company includes the operations of the acquired company from the date of acquisition.

Cost of Sales

Homebuilding cost of sales is recognized when homes are sold and title has transferred to the homebuyer. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their relative sales value. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. These costs include all direct and indirect construction costs associated with constructing and carrying the home as well as costs related to developing the surrounding community and amenities, such as land, land improvements and other common costs. The estimation of these costs requires a substantial degree of judgment by management.

The estimation process involved in determining relative sales values is inherently uncertain because it involves estimating future sales values of homes before delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not been committed, or unforeseen issues encountered during construction that fall outside the scope of existing contracts. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures which have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales.

Inventories

Inventories consist of land, land under development, homes under construction and completed homes and are stated at cost, net of impairment losses, if any. We capitalize direct carrying costs, including interest, property taxes and related development costs to real estate under development. Field construction supervision and related direct overhead are also included in the capitalized cost of real estate inventories. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their relative sales value.

We assess the recoverability of inventories in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates which could affect our future results of operations (see cost of sales discussion above regarding the estimation process). We review each real estate project on a community-by-community basis to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. This valuation process requires management to make comprehensive estimates of future revenues, costs and the timing of expected future cash flows which requires a substantial degree of judgment. Due to the uncertainties associated with such estimates and judgments, actual results could differ from such estimates. For purposes of this test, each of our homebuilding geographic operating divisions is a reporting unit.

Unconsolidated Homebuilding Joint Ventures

Investments in our unconsolidated joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to others. Our ownership interests in our joint ventures vary, but are generally less than or equal to 50 percent. In certain instances, our ownership interest may be greater than 50 percent, however, we account for these investments under the equity method because we do not have voting or economic control.

The cost of sales and inventories critical accounting policies described above are also applicable to our unconsolidated homebuilding joint ventures.

Fiscal Year 2002 Compared to Fiscal Year 2001

Overview

Net income for the year ended December 31, 2002 increased 7 percent to a record $118.7 million, or $3.67 per diluted share, compared to $111.1 million, or $3.63 per diluted share, in 2001. The increase in net income was driven by a 4 percent increase in homebuilding pretax income, a 59 percent increase in financial services pretax income and an 80 basis point reduction in our effective tax rate to 39.0 percent. EBITDA for 2002 increased 3 percent to a record $243.8 million compared to $235.9 million in 2001. A reconciliation of net income to EBITDA is set forth in footnote 2 to the Selected Financial Information table on page 15.

On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. In connection with this acquisition, we recorded goodwill of approximately $12.5 million. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area. With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction, and acquired a backlog of 485 presold homes.

On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $15.9 million. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share. The contingent payments are subject to an aggregate cap of $7 million and will be payable annually pursuant to an earnout arrangement based on pretax income of Colony Homes during each of the fiscal years 2003 through 2005. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area. At closing, we purchased or assumed the rights to acquire over 1,600 buildable lots and acquired a backlog of 141 presold homes.

On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $46 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million. The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million payable in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments are subject to an annual earnout arrangement based on a percentage of pretax income of Westfield Homes for the period subsequent to the acquisition through December 31, 2002 and for the years ended December 31, 2003 through December 31, 2005. We recorded additional goodwill for the 2002 earnout period of approximately $1.3 million. The stock component consisted of the issuance of 459,552 shares of our common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas. We did not acquire Westfield’s Illinois operations. Westfield owned or controlled approximately 4,800 buildable lots in these markets at the time of acquisition. With this acquisition, we also acquired a backlog of 626 presold homes.

In August 2002, we announced our decision to close our Houston division. In 2001, our Houston operations represented less than 2 percent of our total homebuilding revenues and did not make a significant contribution to our Texas earnings. In connection with winding down our Houston operations, we recognized a noncash pretax charge of approximately $3.0 million during the 2002 third quarter.

Homebuilding

Homebuilding pretax income for 2002 was up 4 percent to $187.5 million compared to $180.0 million in the prior year. The higher level of pretax income was primarily attributable to a 36 percent rise in homebuilding revenues which was largely offset by a 240 basis point decrease in the homebuilding gross margin percentage, and an increase in selling, general and administrative (“SG&A”) expenses as a percentage of homebuilding revenues. Additionally, our 2002 homebuilding pretax income reflects a third quarter pretax asset impairment charge of $6.0 million resulting from the write-down of certain homebuilding projects in our Colorado division to their estimated fair values and the $3.0 million third quarter pretax charge discussed above related to our decision to close our Houston division. The Colorado asset impairment charge resulted from the decline in new home prices due to the region’s slow economy. The Colorado and Houston noncash charges are reflected in cost of sales and other expense, respectively, in our accompanying consolidated statements of income.

Homebuilding revenues for 2002 were a record $1.87 billion, a 36 percent increase over the $1.38 billion generated in 2001. The increase in revenues was attributable to a 48 percent increase in new home deliveries (exclusive of joint ventures) to 5,942 homes, reflecting in part the delivery of 1,429 homes from our new Florida and Carolina operations. The increase in deliveries was partially offset by an 8 percent decline in our consolidated average home price to $314,000. The lower average price was due primarily to increased deliveries from our Arizona division and the deliveries from our new Florida and Carolina operations.

In California, we delivered 2,284 new homes (exclusive of joint ventures) in 2002 versus 1,925 homes in 2001. Deliveries were up 30 percent in Southern California to 1,727 new homes and down 7 percent in Northern California to 557 new homes. In Arizona, deliveries increased 34 percent to 1,432 new homes, while deliveries in Texas and Colorado were down 19 and 27 percent, respectively. The decline in Texas and Colorado deliveries reflects the impact of slower economic conditions on housing demand in these markets.

Our average home price in California (exclusive of joint ventures) increased 7 percent to $488,000. The higher price reflects the delivery of larger homes combined with general new home price increases, primarily in the strong Southern California housing market. Our average home prices in Arizona and Colorado remained essentially flat compared to the prior year, while our average home price in Texas declined approximately 2 percent to $287,000. Our 2002 average home prices in Florida and the Carolinas were $197,000 and $142,000, respectively.

Our homebuilding gross margin percentage for 2002 decreased 240 basis points to 18.3 percent compared to 20.7 percent in 2001. The lower gross margin percentage reflects the impact of slower economic conditions in our Texas, Colorado and Northern California markets, the Colorado asset impairment charge noted above and the purchase accounting adjustments related to the three acquisitions we made during 2002. In accordance with purchase accounting standards, we increased the carrying values of presold homes in the backlog of the acquired entities to their estimated fair value. This adjustment had the impact of increasing cost of sales and reducing our gross margin percentage when these homes were delivered. Excluding the impact of the Colorado asset impairment charge and the purchase accounting adjustments, our gross margin percentage in 2002 would have been 19.1 percent.

SG&A expenses for 2002 were 9.4 percent of homebuilding revenues compared to 9.0 percent in 2001. The increase in SG&A expenses as a percentage of homebuilding revenues was due primarily to the increase in deliveries outside of California where G&A and sales and marketing costs are generally higher.

Income from unconsolidated joint ventures in 2002 was generated from the delivery of 323 new homes, compared to 294 deliveries in 2001, and from land sales from our Talega land development joint venture in South Orange County, California. All of our joint venture deliveries during 2002 and 2001 were generated in California.

Effective January 1, 2002, we ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. During 2001, we amortized approximately $2.3 million of goodwill.

Other income (expense) for 2002 reflects the noncash pretax charge of approximately $3.0 million recognized in connection with the closure of our Houston division discussed above, which was offset in part by construction fee income generated by our Orlando, Florida operation.

Net new orders for 2002 were up 64 percent from the year earlier period to a record 6,812 new homes (including 583 joint venture orders) compared to 4,166 (including 268 joint venture orders) in 2001. In addition, our cancellation rate decreased in 2002 to 20 percent versus 26 percent in 2001. Orders were up 43 percent in Southern California on a 15 percent increase in the average community count, up 90 percent in Northern

California on a 7 percent increase in the average community count, down 6 percent in Texas on a 7 percent decrease in average community count, up 25 percent in Arizona on an 11 percent higher average community count, and down 7 percent in Colorado on a 10 percent higher average community count. With respect to our divisions acquired in 2002, we generated 1,115 new home orders from an average of 13 communities in Florida during 2002 and 177 new home orders in the Carolinas from an average of 4 communities during 2002. Our sales activity remained strong in Southern California and Arizona and tapered off somewhat in the San Francisco Bay Area from the strong levels generated in the first half of 2002. Orders in Texas and Colorado reflected the impact of slower economic conditions on housing demand. New home order levels in Florida and the Carolinas reflected generally healthy housing market conditions in these regions for the price segments served by our operations.

The strong overall level of new home orders, together with our three acquisitions in 2002, resulted in a record year-end backlog of 3,196 presold homes (including 267 joint venture orders) valued at an estimated $1.0 billion (including $139 million of joint venture backlog value), an increase of 127 percent from the December 31, 2001 backlog value. No assurance can be given that all of the homes in our backlog will actually be sold as contracted. See “Business—Marketing and Sales” for a discussion of our cancellation rates.

Financial Services

Revenues for the financial services segment, which represents our mortgage banking operations throughout California and in South Florida, were up 63 percent in 2002 to $14.4 million from $8.9 million last year. The higher level of revenues was primarily attributable to a 36 percent increase in the volume of mortgage loans sold combined with a 44 percent increase in net interest income. The higher level of loan volume was driven by an increase in new homes delivered in California, an increase in our capture rate to 60 percent in California, and our commencement of loan originations in South Florida during the third quarter of 2002. The increase in net interest income was attributable to the higher level of loans carried by us prior to sale to third party investors and the favorable interest rate environment which resulted in a greater spread between the cost to carry the loans prior to sale and the interest rates received on the loans held for sale.

Expenses for the financial services segment were up 54 percent primarily as a result of increased compensation and overhead expenses driven by the higher revenue and earnings levels, and due to start-up expenses incurred in connection with our entrance into the South Florida market.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party mortgage lenders in Arizona, Texas, Colorado, Florida and the Carolinas, was up 36 percent to $2.3 million from $1.7 million in 2001. The higher income level was primarily due to increased deliveries in Arizona and the addition of the Florida and Carolina joint ventures in 2002 resulting from our acquisitions in these markets.

Other financial services income represents earnings from our title insurance operations in Texas and South Florida, which serve as title insurance agents offering title examination services.

Fiscal Year 2001 Compared to Fiscal Year 2000

Overview

Net income for 2001 increased 11 percent to $111.1 million, or $3.63 per diluted share, compared to $100.1 million, or $3.39 per diluted share, in 2000. The increase in net income was driven by an 8 percent improvement in homebuilding pretax income and a $4.3 million increase in financial services pretax income. EBITDA for 2001 increased 19 percent to $235.9 million compared to $198.7 million in 2000. A reconciliation of net income to EBITDA is set forth in footnote 2 to the Selected Financial Information table on page 15.

Homebuilding

Homebuilding pretax income for 2001 was up 8 percent to $180.0 million compared to $166.0 million in 2000. The higher level of pretax income was primarily attributable to a 100 basis point increase in our homebuilding gross margin percentage to 20.7 percent, a 4 percent rise in homebuilding revenues and a

$10.2 million increase in joint venture income. These increases were partially offset by an increase in SG&A expenses as a percentage of revenues from 8.0 percent in 2000 to 9.0 percent in 2001.

Homebuilding pretax income and gross margin for 2001 were also impacted by a noncash pretax asset impairment charge of $5.4 million. The charge, which was included in cost of sales, resulted from the write-down to estimated fair value of one homebuilding project in the San Francisco Bay Area due to slower than anticipated new home sales.

Homebuilding revenues for 2001 were $1.38 billion, a 4 percent increase over the $1.32 billion achieved in 2000. The higher revenue total was due to an 8 percent increase in deliveries (exclusive of joint ventures) to 4,017 new homes, which was partially offset by a 3 percent decline in our average home selling price to $342,000. In California, we delivered 1,925 new homes in 2001 versus 2,232 homes in 2000. Deliveries were down 3 percent in Southern California to 1,325 new homes as a greater percentage of our deliveries were generated from our unconsolidated joint ventures. Deliveries were down 31 percent in Northern California to 600 new homes due to weak economic conditions and reduced demand for housing in the San Francisco Bay Area. Our Texas division’s deliveries were up 18 percent to 645 new homes, while deliveries in Arizona increased 34 percent to 1,067 new homes. Our Colorado division delivered 380 new homes in its first full year of operations compared to the delivery of 141 new homes in 2000 subsequent to our acquisition of Writer Homes in August 2000.

Our average home price in California increased 3 percent in 2001 to $458,000 (exclusive of joint ventures). Although we were successful in delivering a greater percentage of our homes in the $400,000 and under price range, the average home price was impacted by the delivery of homes in excess of $1 million from two projects in Southern California. Our average home price in Texas was up slightly to $292,000 reflecting a greater distribution of deliveries from our Dallas and Austin operations. In Arizona, our average home price was up 5 percent to $173,000 due to changes in delivery mix and, in Colorado, the average home price increased 16 percent to $316,000 also reflecting a shift in product mix.

Our homebuilding gross margin percentage for 2001 was up 100 basis points to 20.7 percent compared to 19.7 percent in 2000. The improvement in our gross margin percentage was primarily due to an increase in California gross margins as a result of continued strong demand for housing during the year in Southern California and as a result of higher margins in Northern California in the first half of the year due to the strong beginning backlog of presold homes. The increase in the 2001 gross margin percentage was partially offset by the $5.4 million asset impairment charge discussed above and the drop in Northern California deliveries in the second half of 2001, where new homes generate margins above our companywide average.

SG&A expenses for 2001 were 9.0 percent of homebuilding revenues compared to 8.0 percent in 2000. The increase in SG&A expenses as a percentage of homebuilding revenues was due primarily to higher levels of sales and marketing costs incurred in some of our markets as a result of weaker housing demand, combined with an increase in non-California deliveries which generally incur higher levels of selling and marketing costs as a percent of revenues.

Income from unconsolidated joint ventures in 2001 was generated from the delivery of 294 new homes, compared to 155 deliveries in 2000, and from land sales from our Talega land development joint venture. Our new home deliveries in 2001 were generated primarily from our multi-project joint venture in Fullerton, California and our four-project active adult development in Talega. In 2000, we generated a $5.1 million gain on the sale of a 107 lot parcel of land from our Fullerton, California venture.

Amortization of goodwill for 2001 reflects a slight increase over the 2000 level as it includes a full year of amortization expense for our Colorado acquisition which closed during the 2000 third quarter.

Net new orders for 2001 (including 268 joint venture orders) were down 2 percent to 4,166 new homes compared to 4,250 in 2000. The decline in orders was the result of weak housing demand in certain of our markets due to the national economic recession and slowdown in the high-tech sector. Orders were up 8 percent in Southern California on an 8 percent increase in average community count, down 59 percent in Northern California on an 8 percent increase in average community count, down 17 percent in Texas on a 4 percent increase in community count, and up 33 percent in Arizona on a 20 percent higher community count. Net new orders in Colorado totaled 310 new homes during 2001 from 10 active selling communities versus 140 new home orders for the period subsequent to our August 2000 acquisition. We ended 2001 with a backlog of 1,397 presold homes (including 21 joint venture orders) valued at an estimated $445.4 million compared to 1,542 homes valued at an estimated $542.7 million (including $12 million of joint venture backlog value) at December 31, 2000. The decrease in the 2002 backlog was due to slower new home sales trends experienced in the second half of 2001 compared to the same period in 2000.

Financial Services

For 2001, revenues from our California mortgage banking operations were up 160 percent to $8.9 million compared to $3.4 million in 2000. The higher revenue total was driven primarily by a 94 percent increase in the dollar volume of loans sold compared to 2000, combined with improved margins generated from the sale of loans and higher net interest income recognized on loans held for sale. The higher margins were due primarily to a softening of the competitive environment for new home financing, as lower interest rates resulted in a stronger mortgage refinancing market. The improvement in the net interest income margin was due to the lower interest rate environment which increased the spread between our cost of borrowing compared to interest rates earned on mortgages held prior to disposition. The increase in loan sale volume was due to an increase in our capture rate to 57 percent during 2001 compared to 37 percent in 2000. The rise in expenses during 2001 compared 2000 primarily reflects increased operating and compensation expenses associated with the higher loan volume.

Our financial services joint venture income for 2001 and 2000 reflected our share of the operating results of SPH Mortgage, our mortgage banking joint venture in Arizona and Texas, and the operations of WRT Financial, our mortgage banking joint venture in Colorado. The increase in venture income in 2001 was primarily attributable to higher delivery levels from these regions and improved margins generated from the sale of loans.

Other financial services income represents earnings from our title insurance operation in Texas, which serves as a title insurance agent offering title examination services.

Inventory Carrying Costs and Inventory Turnover Ratio

	December 31,
	2002	2001	2000
	(Dollars in millions)
Capitalized interest in ending inventories and capitalized interest as a percentage of total inventories	$31.9 2.3%	$28.9 2.6%	$23.6 2.8%
Average inventory balance	$1,247	$981	$771
Cost of sales for the year then ended	$1,529	$1,091	$1,058
Ratio of cost of sales to average inventory balance (inventory turn ratio)	1.23x	1.11x	1.37x

The inventory turn ratio increased from 1.11 in 2001 to 1.23 in 2002. This improvement was primarily attributable to a 48 percent increase in consolidated new home deliveries in 2002 to 5,942 homes while the average inventory balance at the end of 2002 was up only 27 percent compared to the 2001 average inventory level. The increase in deliveries was primarily due to strong housing market conditions in Southern California and Arizona, and deliveries from our newly acquired operations in Florida and the Carolinas. These increases were partially offset by a decline in deliveries from our Northern California, Texas and Colorado divisions.

The inventory turn ratio decreased from 1.37 in 2000 to 1.11 in 2001 primarily due to slowing demand for housing in certain of our markets as a result of the national recession during 2001. The slowdown resulted in a 27 percent increase in average inventory value while homebuilding revenues were up only 4 percent.

Capitalized interest as a percentage of ending inventories declined from 2.6 percent in 2001 to 2.3 percent in 2002. The lower level of carrying costs as a percentage of ending inventories was primarily the result of our higher inventory turn ratio in 2002, an increase in inventories from our acquisitions in Florida and the Carolinas, and to a lesser extent, a reduction in variable rate debt costs during 2002 reflecting a decline in short-term interest rates.

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

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in unconsolidated land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our bank revolving credit facility and public note offerings, land option contracts, joint venture financings, land seller notes, assessment district bond financing and through the sale of common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of company stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities, internally generated funds and a parent line of credit. Based on our current business plan and market conditions, and our desire to carefully manage our leverage, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

In January 2003, we entered into a new $450 million unsecured revolving credit facility. The new facility replaced our existing $450 million unsecured revolving credit facility and matures on October 31, 2005. In addition to providing us with updated financial and other covenants, the credit facility contains provisions allowing us, at our option, to extend the maturity date of the facility to October 31, 2006 and to increase the total aggregate commitment under the facility up to $550 million, subject to the availability of additional bank lending commitments. The financial covenants contained in the facility require us to, among other things, maintain a minimum level of consolidated tangible stockholders’ equity and a minimum interest coverage ratio. The facility also limits our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Certain of our wholly-owned subsidiaries guarantee our obligations under the revolving credit facility. At December 31, 2002, we had no borrowings outstanding under our predecessor unsecured revolving credit facility and had issued approximately $52.2 million of letters of credit. Our ability to renew and extend the revolving credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $120 million. One of the facilities provided for an additional $30 million in borrowing capacity between November 1, 2002 and January 31, 2003. Mortgage loans are typically financed under the facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants, and have current maturity dates ranging from June 30, 2003 to October 3, 2003. At December 31, 2002, we had approximately $112 million advanced under these facilities.

In April 2002, we issued $150 million of 9¼% Senior Subordinated Notes which mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent and are unsecured obligations that are junior to our senior unsecured indebtedness. Net proceeds after underwriting expenses were approximately $147.0 million and were used to fund the acquisition of Westbrooke Homes and repay a portion of the balance outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including investments in unconsolidated joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. In addition to these notes, we have approximately $600 million of publicly traded senior notes outstanding, including the 7 3/4% notes discussed below, which mature from 2007 through 2013.

In May 2002, we issued 2,500,000 shares of common stock at a price to the public of $34.00 per share. In addition, two of our former directors sold 1,000,000 shares in conjunction with our offering. Net proceeds to us after underwriting expenses were approximately $80.5 million and were used to repay the remaining balance outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. We did not receive any proceeds from the shares sold by the selling stockholders.

In March 2003, we issued $125 million of 7¾% Senior Notes which mature on March 15, 2013. These notes were issued at a discount to yield approximately 7.88 percent and are senior unsecured obligations. Net proceeds after underwriting expenses were approximately $122.4 million and were used to repay borrowings outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including investments in unconsolidated joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes.

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

From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financing are used to finance land acquisition and development costs. At December 31, 2002, we had approximately $16.7 million outstanding under trust deed and other notes payable, including CDD bonds.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of December 31, 2002, we had deposits outstanding of approximately $33.3 million on land purchase contracts having a total remaining purchase price of approximately $256.6 million.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of

December 31, 2002, we had deposits and letters of credit outstanding of approximately $40.9 million on option contracts having a total remaining purchase price of approximately $266.4 million, of which approximately $46.1 million is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2002 related to two of our option contracts. The utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At December 31, 2002, these unconsolidated joint ventures had borrowings which totaled approximately $227.1 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements, which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. In addition, we and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

We paid approximately $10.2 million, or $0.32 per common share ($0.08 per common share per quarter), in dividends to our stockholders during 2002. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall level of leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On January 30, 2003, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend was paid on February 25, 2003 to shareholders of record on February 11, 2003.

During the year ended December 31, 2002, we issued 308,113 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $4.8 million.

In April 2001, our Board of Directors authorized a $35 million stock repurchase plan that replaced our previously authorized repurchase plan. In October 2002, our Board increased the buyback limit to $50 million and in January 2003 to $75 million. Through February 28, 2003, we had repurchased 1,631,500 shares of common stock for approximately $34.4 million under the plan, leaving a balance of approximately $40.6 million for future share repurchases.

As part of the repurchase program, in November 2002, we adopted a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 permits us to implement a repurchase plan that sets forth specific terms and conditions pursuant to which a broker designated by us will conduct common stock repurchases on our behalf, even if such repurchases are to be carried out during time periods when we would ordinarily be prohibited from conducting repurchases because of our possession of material nonpublic information. Our plan provides our broker with the authority to repurchase on our behalf up to an aggregate of $12.3 million of Standard Pacific common stock between December 1, 2002 and December 31, 2003, if the terms and conditions set forth in our plan are met. As of March 4, 2003 no repurchases had been made pursuant to the plan.

During the term of the plan we may also elect to make common stock repurchases outside the plan, if market conditions permit and we are not otherwise prohibited by our self-imposed trading blackout windows, possession of material nonpublic information, or any other applicable law, rule or regulation.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of SFAS 145 will have a material impact on our financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). The disclosure requirements of Interpretation 45 are effective as of December 31, 2002 and we adopted that portion of the pronouncement as of that date. The initial recognition and measurement requirements of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. We do not believe that the adoption of the initial recognition and measurement requirements of Interpretation 45 will have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in interim and annual financial statements. We have elected to continue to use the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 will only require expanded disclosure in interim reporting since we have elected to continue accounting for stock-based compensation in accordance with APB 25.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 addresses the consolidation of variable interest entities. Under Interpretation 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. Interpretation 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on July 1, 2003. We have not yet determined the anticipated impact of adoption as we are currently evaluating the impact of the required accounting treatment under Interpretation 46 for our arrangements existing as of December 31, 2002. However, it may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures, as well as option contracts with third-party financial entities. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation 46 will not impact our consolidated net income.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include but are not limited to statements regarding:

•	our strategies;

•	the strength of our markets;

•	expected deliveries, average home prices and gross margins;

•	sales orders and our backlog of homes and their estimated sales value;

•	our opportunities and desire to expand in our existing markets and enter new geographic markets;

•	the adequacy of our inventory of building sites and our competitive edge in acquiring new building sites;

•	planned new home community openings and the expected number of active selling communities;

•	the adequacy of our impairment charges relating to certain Colorado homebuilding projects and our exit from the Houston market;

•	contingent earn-out payments in connection with acquisitions;

•	the sufficiency of our capital resources;

•	our planned continued use of joint ventures and expected joint venture deliveries;

•	our review and assessment of goodwill for impairment;

•	the expected impact of new accounting pronouncements;

•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	the time typically required to complete construction of a home;

•	the expected impact of outstanding claims and actions on our results of operations and financial position;

•	the likelihood of realization of a net deferred tax asset; and

•	the potential value of and expense related to stock option grants.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•	local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	the significant amount of our debt and the impact of the restrictive covenants in our credit agreements and public notes;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage financing operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other factors included in this Form 10-K.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the year ended December 31, 2002. We do not enter into or hold derivatives for trading or speculative purposes. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2002. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary and joint ventures. SPH Mortgage, WRT Financial and Westfield Home Mortgage, our mortgage banking joint ventures, and to a lesser extent, Family Lending, our mortgage financing subsidiary, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of SPH Mortgage, WRT Financial and Westfield Home Mortgage, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans originated in this manner if not hedged properly. As of December 31, 2002, Family Lending had approximately $83.7 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $77.3 million were hedged by forward sale commitments of mortgage-backed securities.

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

We utilize debt financing primarily for acquiring and developing land, constructing and selling homes, funding market expansion through acquisitions and for other operating purposes. Historically, we have made short-term borrowings under our revolving credit facility to fund these expenditures and when market conditions were appropriate, based on our judgment, we would issue stock or fixed rate debt to provide longer-term financing. In addition, as discussed above our financial services subsidiary utilizes short-term borrowings under its mortgage credit facilities to finance mortgage loan originations for our homebuyers. Borrowings under these revolving credit facilities are at variable rates.

For our fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our earnings and cash flows. We do not currently have any obligations to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2002, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $1.1 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during 2002 would have also resulted in an increase in variable rate interest costs of approximately $1.1 million. In addition, holding our combined homebuilding joint venture variable rate debt balance constant as of December 31, 2002, each one percentage point increase in interest rates would result in an approximate $2.3 million increase in the interest costs of the unconsolidated joint ventures.

The table below details the principal amount and the average interest rates for the mortgage notes receivable, mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage notes receivable and mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage notes receivable and mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our trust deed and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. Our senior and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2002.

	Expected Maturity Date						Total	Estimated Fair Value
December 31,	2003	2004	2005	2006	2007	Thereafter
	(Dollars in thousands)
Assets:
Mortgage notes receivable	$3,558	$34	$37	$39	$14	$—	$3,682	$3,682
Average interest rate	0.4%	7.0%	7.0%	7.0%	7.0%	—	0.7%
Mortgage loans held for sale (1)	$108,552	$91	$101	$111	$73	$933	$109,861	$109,772
Average interest rate	7.2%	8.0%	9.5%	9.5%	9.5%	9.6%	7.2%
Liabilities:
Fixed rate debt	$12,345	$3,571	$—	$34	$100,339	$522,704	638,993	$645,608
Average interest rate	3.2%	$6.3%	—	0%	8.5%	8.9%	8.7%
Variable rate debt	$111,988	$—	$—	$—	$—	$—	111,988	$111,988
Average interest rate	2.4%	—	—	—	—	—	2.4%
Off-Balance Sheet Financial Instruments:
Forward sale commitments of mortgage-backed securities:
Notional amount	$77,311	$—	$—	$—	$—	$—	$77,311	$78,591
Average interest rate	6.1%	—	—	—	—	—	6.1%
Commitments to originate mortgage loans:
Notional amount	$28,049	$—	$—	$—	$—	$—	$28,049	$28,167
Average interest rate	5.9%	—	—	—	—	—	5.9%

(1)	Substantially all of the amounts presented in this line item for 2003 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

Based on the current interest rate management policies we have in place with respect to most of our mortgage loans held for sale, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheet of Standard Pacific Corp. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Standard Pacific Corp. and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 21, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of Standard Pacific Corp. and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2.q., these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002 and changed the Company’s method of accounting for goodwill. Our audit procedures with respect to the transitional disclosures in Note 2.q. for 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing goodwill amortization (net of income taxes) recognized in those periods related to goodwill that is no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the transitional disclosures for 2001 and 2000 in Note 2.q. are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s 2001 or 2000 consolidated financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

Irvine, California

January 24, 2003

The following audit report of Arthur Andersen LLP is a copy of the original report dated January 21, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. The Arthur Andersen LLP audit report refers to consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001; pursuant to the rules of the Securities and Exchange Commission, the consolidated balance sheet as of December 31, 2000 and consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 1999 were included in our Annual Report on Form 10-K for the year ended December 31, 2001 but are not included in this report.

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

/s/    ARTHUR ANDERSEN LLP

Orange County, California

January 21, 2002

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$1,870,757	$1,375,610	$1,317,995
Cost of sales	(1,528,927)	(1,091,484)	(1,057,827)

Gross margin	341,830	284,126	260,168

Selling, general and administrative expenses	(175,218)	(124,468)	(105,141)
Income from unconsolidated joint ventures	27,616	26,675	16,478
Interest expense	(5,489)	(4,158)	(3,599)
Amortization of goodwill	—	(2,342)	(2,100)
Other income (expense)	(1,206)	152	167

Homebuilding pretax income	187,533	179,985	165,973

Financial Services:
Revenues	14,398	8,851	3,410
Expenses	(9,922)	(6,443)	(4,265)
Income from unconsolidated joint ventures	2,323	1,713	718
Other income	349	370	311

Financial services pretax income	7,148	4,491	174

Income before taxes	194,681	184,476	166,147
Provision for income taxes	(75,992)	(73,411)	(66,005)

Net Income	$118,689	$111,065	$100,142

Earnings Per Share:
Basic	$3.78	$3.71	$3.43
Diluted	$3.67	$3.63	$3.39

Weighted Average Common Shares Outstanding:
Basic	31,399,120	29,931,797	29,236,125
Diluted	32,321,260	30,628,445	29,562,230

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$22,245	$3,422
Mortgage notes receivable and accrued interest	3,682	1,675
Other notes and receivables	34,451	20,570
Inventories	1,375,763	1,119,055
Investments in and advances to unconsolidated joint ventures	122,460	70,171
Property and equipment, net	7,524	6,471
Deferred income taxes	18,611	23,028
Other assets	19,097	9,074
Goodwill	58,062	14,508

	1,661,895	1,267,974

Financial Services:
Cash and equivalents	5,406	5,780
Mortgage loans held for sale	109,861	90,548
Other assets	14,964	1,999

	130,231	98,327

Total Assets	$1,792,126	$1,366,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$71,439	$57,413
Accrued liabilities	193,832	104,813
Revolving credit facility	—	51,400
Trust deed and other notes payable	16,670	20,621
Senior notes payable	473,469	473,253
Senior subordinated notes payable	148,854	—

	904,264	707,500

Financial Services:
Accounts payable and other liabilities	2,116	1,497
Mortgage credit facilities	111,988	84,212

	114,104	85,709

Total Liabilities	1,018,368	793,209

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,183,630 and 29,372,832 shares outstanding, respectively	322	294
Additional paid-in capital	369,723	277,604
Retained earnings	403,713	295,194

Total Stockholders’ Equity	773,758	573,092

Total Liabilities and Stockholders’ Equity	$1,792,126	$1,366,301

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2000, 2001 and 2002	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balance, December 31, 1999	29,208,680	$292	$278,701	$102,892	$381,885
Exercise of stock options and related income tax benefit	233,816	2	3,123	—	3,125
Repurchase of common shares, net of expenses	(525,400)	(5)	(5,381)	—	(5,386)
Cash dividends declared ($0.32 per share)	—	—	—	(9,328)	(9,328)
Issuance of common shares in connection with acquisition	1,159,398	12	15,780	—	15,792
Net income	—	—	—	100,142	100,142

Balance, December 31, 2000	30,076,494	301	292,223	193,706	486,230
Exercise of stock options and related income tax benefit	274,338	3	4,571	—	4,574
Repurchase of common shares, net of expenses	(978,000)	(10)	(19,190)	—	(19,200)
Cash dividends declared ($0.32 per share)	—	—	—	(9,577)	(9,577)
Net income	—	—	—	111,065	111,065

Balance, December 31, 2001	29,372,832	294	277,604	295,194	573,092
Exercise of stock options and related income tax benefit	308,113	3	6,548	—	6,551
Repurchase of common shares, net of expenses	(590,200)	(6)	(13,544)	—	(13,550)
Cash dividends declared ($0.32 per share)	—	—	—	(10,170)	(10,170)
Issuance of common stock, net of expenses	2,500,000	25	80,213	—	80,238
Issuance of common stock in connection with acquisitions	592,885	6	18,902	—	18,908
Net income	—	—	—	118,689	118,689

Balance, December 31, 2002	32,183,630	$322	$369,723	$403,713	$773,758

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$118,689	$111,065	$100,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated homebuilding joint ventures	(27,616)	(26,675)	(16,478)
Cash distributions of income from unconsolidated homebuilding joint ventures	15,838	26,533	7,136
Depreciation and amortization	2,678	4,409	3,629
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	(28,437)	(19,339)	(60,509)
Inventories	(57,335)	(233,215)	(66,655)
Deferred income taxes	4,417	(5,739)	(3,188)
Other assets	(17,818)	3,758	3,096
Accounts payable	(3,000)	(12,959)	23,912
Accrued liabilities	65,266	15,126	19,290

Net cash provided by (used in) operating activities	72,682	(137,036)	10,375

Cash Flows from Investing Activities:
Net cash paid for acquisitions	(176,088)	—	(46,874)
Investments in and advances to unconsolidated homebuilding joint ventures	(118,818)	(73,529)	(126,905)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	74,357	71,548	82,460
Net additions to property and equipment	(1,963)	(3,373)	(3,591)

Net cash provided by (used in) investing activities	(222,512)	(5,354)	(94,910)

Cash Flows from Financing Activities:
Net proceeds from (payments on) revolving credit facilities	(51,400)	51,400	(23,000)
Principal payments on senior notes and trust deed notes payable	(16,694)	(226)	(3,138)
Proceeds from the issuance of senior notes payable	—	48,615	123,125
Proceeds from the issuance of senior subordinated notes payable	146,963	—	—
Net proceeds from (payments on) mortgage credit facilities	27,776	38,882	35,026
Proceeds from issuance of common stock	80,538	—	—
Dividends paid	(10,170)	(9,577)	(9,328)
Repurchase of common shares	(13,550)	(19,200)	(5,386)
Proceeds from the exercise of stock options	4,816	3,255	2,501

Net cash provided by (used in) financing activities	168,279	113,149	119,800

Net increase (decrease) in cash and equivalents	18,449	(29,241)	35,265
Cash and equivalents at beginning of year	9,202	38,443	3,178

Cash and equivalents at end of year	$27,651	$9,202	$38,443

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$52,039	$46,271	$33,614
Income taxes	54,397	92,583	55,170

Supplemental Disclosures of Noncash Activities:
Inventory financed by trust deed notes payable	$12,705	$20,454	$—
Inventory received as distributions from unconsolidated joint ventures	3,950	22,118	12,737
Expenses capitalized in connection with the issuance of the 8½% senior notes due 2009	—	515	—
Expenses capitalized in connection with the issuance of the 9½% senior notes due 2010	—	—	1,875
Expenses capitalized in connection with the issuance of the 9¼% senior subordinated notes due 2012	1,838	—	—
Trust deed and other notes payable assumed in connection with acquisition	1,174	—	—
Issuance of common stock in connection with acquisitions	18,908	—	15,792
Deferred purchase price recorded in connection with acquisition	8,330	—	—
Income tax benefit credited in connection with stock option exercises	1,735	1,319	624

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Organization and Operations

We operate primarily as a geographically diversified builder of single-family homes for use as primary residences with operations in major metropolitan markets in California, Texas, Arizona, Colorado, Florida and the Carolinas. We also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures, Family Lending Services, SPH Mortgage, WRT Financial, Westfield Home Mortgage, Universal Land Title of South Florida and SPH Title. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to Standard Pacific Corp. and its subsidiaries.

Our percentage of home deliveries by state (including unconsolidated joint ventures) for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
State	2002	2001	2000
California	42%	51%	62%
Arizona	23	25	20
Florida	19	—	—
Texas	8	15	14
Carolinas	4	—	—
Colorado	4	9	4

Total	100%	100%	100%

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California and generate a disproportionate amount of our revenues and profits in the state. There have been periods of time in California where economic activity has slowed or contracted and the demand for new homes in certain areas in California in which we do business, and in some instances home prices have declined. There can be no assurance that the demand for new homes or home sales prices in California or the other markets in which we operate will not decline in the future.

2.     Summary of Significant Accounting Policies

a.  Basis of Presentation

The consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

b.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.  Segment Reporting

We report our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the provisions of SFAS 131, our reporting segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

d.  Business Combinations

Acquisitions of other companies are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. Our reported income from an acquired company includes the operations of the acquired company from the date of acquisition. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”), and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”

e.  Revenue Recognition

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

f.  Cost of Sales

Homebuilding cost of sales is recognized when homes are sold and title has transferred to the homebuyer. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their relative sales value. Any changes to the estimated costs are allocated to the remaining undelivered lots or homes within their respective community. These costs include all direct and indirect construction costs associated with constructing and carrying the home as well as costs related to developing the surrounding community and amenities, such as land, land improvements and other common costs. The estimation of these costs requires a substantial degree of judgment by management.

g.  Warranty Costs

Estimated future warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. Changes in our accrued warranty reserve are detailed in the table set forth below:

	December 31,
	2002	2001
	(Dollars in thousands)
Accrued warranty reserve, beginning of the year	$14,952	$11,789
Warranty costs accrued during the year	16,642	16,836
Warranty costs paid during the year	(14,610)	(13,673)

Accrued warranty reserve, end of the year	$16,984	$14,952

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

h.  Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Year Ended December 31,
	2002			2001			2000
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$118,689	31,399,120	$3.78	$111,065	29,931,797	$3.71	$100,142	29,236,125	$3.43
Effect of dilutive stock options (1)	—	922,140		—	696,648		—	326,105

Diluted earnings per share	$118,689	32,321,260	$3.67	$111,065	30,628,445	$3.63	$100,142	29,562,230	$3.39

(1)	For the years ended December 31, 2002, 2001 and 2000 this line does not include stock options of 25,000, 534,000 and 888,500, respectively, for which the exercise price exceeded the average market price of Standard Pacific’s common stock during such period (i.e., excludes anti-dilutive stock options).

i.  Stock-Based Compensation

At December 31, 2002, we have stock option plans which are further described in Note 12. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with the intrinsic value method of accounting, no stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant and the vesting of the options is not dependent on any future performance conditions. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to our stock option plans:

	Year Ended December 31
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net income, as reported	$118,689	$111,065	$100,142
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,016)	(2,150)	(1,836)

Net income, as adjusted	$115,673	$108,915	$98,306

Earnings per share:
Basic—as reported	$3.78	$3.71	$3.43
Basic—as adjusted	$3.68	$3.64	$3.36

Diluted—as reported	$3.67	$3.63	$3.39
Diluted—as adjusted	$3.58	$3.56	$3.33

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

j.  Cash and Equivalents

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits, and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.

k.  Mortgage Loans Held for Sale

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

l.  Inventories

Inventories consisted of the following at:

	December 31,
	2002	2001
	(Dollars in thousands)
Land and land under development	$840,169	$613,079
Homes completed and under construction	449,600	436,718
Model homes	85,994	69,258

	$1,375,763	$1,119,055

Inventories consist of land, land under development, homes under construction and completed homes and are stated at cost, net of impairment losses, if any. We capitalize direct carrying costs, including interest, property taxes and related development costs to real estate under development. Field construction supervision and related direct overhead are also included in the capitalized cost of real estate inventories. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their relative sales value.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates which could affect our future results of operations. We review each real estate project on a community-by-community basis to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Our adoption of SFAS 144 did not have a material impact on our financial condition or results of operations at the time of adoption.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, we recorded a $6.0 million noncash pretax asset impairment charge related to the write-down of certain homebuilding projects in our Colorado division to their estimated fair value. During 2001, we recorded a $5.4 million noncash pretax asset impairment charge related to a write-down of one homebuilding project to its estimated fair value in the San Francisco Bay Area. In both of these instances, the charges resulted from declines in new home prices due to slower economic conditions in each of the markets. These charges were included in cost of sales in the accompanying consolidated statements of income.

In August 2002, we announced our decision to close our Houston division. In 2001, our Houston operations represented less than 2 percent of our total homebuilding revenues and did not make a significant contribution to our Texas earnings. In connection with winding down our Houston operations, we recognized a noncash pretax impairment charge of approximately $3.0 million during the 2002 third quarter, which was included in other expense in the accompanying consolidated statement of income.

m. Capitalization of Interest

We follow the practice of capitalizing interest to real estate inventories during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” Interest capitalized as a cost of real estate under development is included in cost of sales as related units are sold. The following is a summary of interest capitalized and expensed for the following periods:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Total homebuilding interest incurred	$56,667	$49,478	$39,627
Less: Homebuilding interest capitalized to inventories	(51,178)	(45,320)	(36,028)

Homebuilding interest expense	$5,489	$4,158	$3,599

Homebuilding interest previously capitalized to inventories, included in cost of sales	$48,208	$39,990	$33,854

Homebuilding interest capitalized in ending inventories	$31,860	$28,890	$23,560

n.  Unconsolidated Homebuilding Joint Ventures

Investments in our unconsolidated joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to others. Our ownership interests in our joint ventures vary, but are generally less than or equal to 50 percent. In certain instances, our ownership interest may be greater than 50 percent, however, we account for these investments under the equity method because we do not have voting or economic control.

o.  Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization of $7,887,000 and $6,446,000 as of December 31, 2002 and 2001, respectively. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets which typically range from 3 to 10 years.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

p.  Income Taxes

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

q.  Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. For purposes of this test, each of our homebuilding geographic operating divisions has been treated as a reporting unit. We performed our annual impairment test of goodwill in accordance with SFAS 142 as of October 1, 2002 and determined there was no impairment.

The table set forth below reflects net income and basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, adjusted to add back the amortization of goodwill, net of applicable income taxes:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Adjusted Net Income:
Reported net income	$118,689	$111,065	$100,142
Add back: Goodwill amortization, net of income taxes	—	1,944	1,945

Adjusted net income	$118,689	$113,009	$102,087

Adjusted Basic Earnings Per Share:
Reported basic earnings per share	$3.78	$3.71	$3.43
Add back: Goodwill amortization, net of income taxes	—	0.07	0.07

Adjusted basic earnings per share	$3.78	$3.78	$3.50

Adjusted Diluted Earnings Per Share:
Reported diluted earnings per share	$3.67	$3.63	$3.39
Add back: Goodwill amortization, net of income taxes	—	0.06	0.07

Adjusted diluted earnings per share	$3.67	$3.69	$3.46

r.  Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as subsequently amended by Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 requires all derivatives to be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair value.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

s.  Accounting for Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). The disclosure requirements of Interpretation 45 are effective as of December 31, 2002 and we adopted that portion of the pronouncement as of that date. The initial recognition and measurement requirements of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. We do not believe that the adoption of the initial recognition and measurement requirements of Interpretation 45 will have a material impact on our financial condition or results of operations.

The types of guarantees that we provide that are subject to Interpretation 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2002, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 10 for further discussion).

t.  Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of SFAS 145 will have a material impact on our financial position or results of operations.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123. Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in interim and annual financial statements. We have elected to continue to use the intrinsic value method of accounting for stock-based compensation in accordance with APB 25. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS 148 have been adopted by us with appropriate disclosure included above.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 addresses the consolidation of variable interest entities. Under Interpretation 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. Interpretation 46 applies immediately to arrangements created after January 31, 2003 and with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on July 1, 2003. We have not yet determined the anticipated impact of adoption as we are currently evaluating the impact of the required accounting treatment under Interpretation 46 for our arrangements existing as of December 31, 2002. However, it may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures, as well as option contracts with third party financial entities. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation 46 will not impact our consolidated net income.

u.  Reclassifications

Certain items in prior year financial statements have been reclassified to conform with current year presentation.

3.    Investments in Unconsolidated Homebuilding Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Our homebuilding joint ventures develop land and construct homes which are sold directly to third party homebuyers. Our land development joint ventures are typically entered into with other homebuilders and developers to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures accounted for under the equity method:

	December 31,
	2002	2001
	(Dollars in thousands)
Assets:
Cash	$24,960	$27,622
Inventories	481,247	301,626
Other assets	29,240	34,876

	$535,447	$364,124

Liabilities and Equity:
Accounts payable and accrued liabilities	$81,394	$51,413
Construction loans and trust deed notes payable	227,138	194,488
Equity	226,915	118,223

	$535,447	$364,124

Our share of equity shown above was approximately $114.1 million and $56.1 million at December 31, 2002 and 2001, respectively. Additionally, as of December 31, 2002 and 2001, we had advances outstanding of approximately $8.4 and $14.1 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balance shown above.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Revenues	$249,431	$199,987	$209,717
Cost of sales and expenses	(192,236)	(147,116)	(159,000)

Net income	$57,195	$52,871	$50,717

Our ownership interests in the joint ventures detailed above vary, but are generally less than or equal to 50 percent.

For certain joint ventures for which we are the managing member, we receive management fees which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the years ended December 31, 2002, 2001 and 2000, we recognized approximately $8.5 million, $6.0 million and $2.6 million, respectively, in management fees and recorded these amounts as a reduction of general and administrative and construction overhead costs. As of December 31, 2002 and 2001, we had approximately $6.0 million and $4.1 million, respectively, in management fees receivable from various joint ventures which were included in other notes and receivables in the accompanying consolidated balance sheets.

4.    Acquisitions

On August 25, 2000, we acquired Writer Homes, a publicly traded Denver-based homebuilder (“Writer”), for a purchase price of $3.35 per share of Writer common stock, or a total of approximately $26 million (excluding transaction costs), plus the assumption of approximately $37.5 million of indebtedness. In connection with this transaction, we recorded goodwill of approximately $3.6 million. The acquisition consideration was paid in a combination of cash, totaling approximately $10.2 million, and 1,159,398 shares of Standard Pacific common stock. The cash component of the acquisition was financed under our unsecured revolving credit facility. With this acquisition, we purchased or assumed the rights to acquire approximately 2,000 single-family lots located in the Denver and Fort Collins areas, which included 11 active subdivisions at the close of the transaction. In addition, we acquired a backlog of 149 presold homes.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $46 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million. The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million payable in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments are subject to an annual earnout arrangement based on a percentage of pretax income of Westfield Homes for the period subsequent to the acquisition through December 31, 2002 and for the years ended December 31, 2003 through December 31, 2005. Contingent payments, if any, will be recorded as goodwill as they are earned and will be payable in cash annually following the relevant year end. We recorded additional goodwill for the 2002 earnout period of approximately $1.3 million. The stock component consisted of the issuance of 459,552 shares of Standard Pacific common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas. We did not acquire Westfield’s Illinois operations. Westfield owned or controlled approximately 4,800 buildable lots in these markets at the time of acquisition. With this acquisition, we also acquired a backlog of 626 presold homes.

All of these acquisitions were accounted for under the purchase method of accounting in accordance with APB 16 for acquisitions initiated prior to July 1, 2001 and in accordance with SFAS 141 for acquisitions initiated after June 30, 2001. The purchase price of these acquisitions was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Writer Homes, Westbrooke Homes, Colony Homes and Westfield Homes are included in the accompanying consolidated financial statements beginning on their respective dates of acquisition.

The following unaudited pro forma condensed combined financial data for the years ended December 31, 2002 and 2001 were derived from our historical consolidated financial statements and the historical financial statements of Westfield Homes, Colony Homes and Westbrooke Homes prior to acquisition. The unaudited pro forma condensed combined financial data give effect to these acquisitions as if they had occurred at the beginning of each period presented.

The unaudited pro forma condensed combined financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the acquisitions had been consummated as of the dates indicated below and should not be construed as representative of future operating results.

	Year Ended December 31,
	2002	2001
	(Dollars in thousands, except per share amounts)
Pro Forma:
Revenues	$2,039,313	$1,809,580
Net Income	$123,267	$127,044

Earnings Per Share:
Basic	$3.88	$4.16
Diluted	$3.77	$4.07
Weighted Average Common Shares Outstanding:
Basic	31,736,340	30,524,682
Diluted	32,658,480	31,221,330

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Revolving Credit Facility and Trust Deed and Other Notes Payable

a.  Revolving Credit Facility

In January 2003, we entered into a new $450 million unsecured revolving credit facility. The new credit facility replaced our existing $450 million unsecured revolving credit facility and matures on October 31, 2005. In addition to providing us with updated financial and other covenants, the facility contains provisions allowing us, at our option, to extend the maturity date of the facility to October 31, 2006 and to increase the total aggregate commitment under the facility up to $550 million, subject to the availability of additional bank lending commitments. The financial covenants contained in the facility require us to, among other things, maintain a minimum level of consolidated tangible stockholders’ equity and a minimum interest coverage ratio. The facility also limits our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Certain of our wholly-owned subsidiaries guarantee our obligations under the revolving credit facility. At December 31, 2002, we had no borrowings outstanding under our predecessor unsecured revolving credit facility and had issued approximately $52.2 million in letters of credit. Interest rates charged under this facility include LIBOR and prime rate pricing options. In addition, there are fees charged on the commitment and unused portion of the facility. As of December 31, 2002, and throughout the year, we were in compliance with the covenants of the predecessor facility.

b.  Trust Deed and Other Notes Payable

At December 31, 2002 and 2001, trust deed and other notes payable consisted of trust deeds for land purchases and certain other real estate inventories, including community development district bonds.

c.  Borrowings and Maturities

The following summarizes the borrowings outstanding under the unsecured revolving credit facility and trust deed and other notes payable (excluding senior and senior subordinated notes—see Notes 6 and 7) during the three years ended December 31:

	2002	2001	2000
	(Dollars in thousands)
Maximum borrowings outstanding during the year at month end	$122,307	$167,489	$210,749
Average outstanding balance during the year	$72,956	$100,672	$84,217
Weighted average interest rate for the year	3.7%	5.1%	7.9%
Weighted average interest rate on borrowings outstanding at year end	3.9%	4.8%	0%

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of the revolving credit facility, trust deed and other notes payable, and senior and senior subordinated notes payable (see Notes 6 and 7 below) are as follows as of December 31, 2002:

Year Ended December 31,
(Dollars in thousands)
2003	$12,345
2004	3,571
2005	—
2006	34
2007	100,339
Thereafter	522,704

$638,993

6.    Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
8½% Senior Notes due 2007, net	$99,619	$99,551
8% Senior Notes due 2008, net	99,590	99,527
8½% Senior Notes due 2009, net	149,260	149,175
9½% Senior Notes due 2010	125,000	125,000

	$473,469	$473,253

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

In April 1999, we issued $100 million of 8½% Senior Notes which mature April 1, 2009 (the “8½% Senior Notes due 2009”). The 8½% Senior Notes due 2009 were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The 8½% Senior Notes due 2009 are redeemable at our option, in whole or in part, commencing April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million. In June 2001, we

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued $50 million of 8½% Senior Notes which mature on April 1, 2009. These notes were an add-on to our  previously issued 8½% Senior Notes due 2009. These notes were issued at a discount to yield approximately 8.8 percent under the effective interest method. Net proceeds after underwriting expenses were approximately $48.6 million.

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

The senior notes described above are all senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including investments in unconsolidated joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. As of December 31, 2002, we were in compliance with all of the covenants under the notes.

7.    Senior Subordinated Notes Payable

On April 15, 2002, we issued $150 million of 9¼% Senior Subordinated Notes which mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent and are unsecured obligations that are junior to our senior unsecured indebtedness. Net proceeds after underwriting expenses were approximately $147.0 million and were used to fund the acquisition of Westbrooke Homes and repay a portion of the balance outstanding under our revolving credit facility at the time of issuance. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including investments in joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. As of December 31, 2002, we were in compliance with all of the covenants under the notes.

8.    Mortgage Credit Facilities

Our financial services subsidiary, Family Lending Services, utilizes three mortgage credit facilities to fund mortgage loans, which serve as collateral, with a total aggregate commitment of $120 million. One of the facilities provides for an additional $30 million in borrowing capacity between November 1, 2002 and January 31, 2003. Under the mortgage credit facilities, mortgage loans presold to investors are financed for a short period of time (typically for 15 to 30 days), while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically financed for 15 to 60 days, before sale to third party investors. The facilities have current maturity dates ranging from June 30, 2003 to October 3, 2003. Maximum borrowings outstanding under these facilities during 2002, 2001 and 2000 were approximately $112.0 million, $84.4 million and $45.3 million, respectively. Average borrowings outstanding during the years ended December 31, 2002, 2001 and 2000 were approximately $51.1 million, $37.5 million and $13.6 million, respectively. The weighted average interest rate of borrowings under the mortgage credit facilities, which have LIBOR based pricing, during the years ended December 31, 2002, 2001, and 2000 were 2.7 percent,

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.1 percent and 7.3 percent, respectively. In addition, the facilities also contain certain financial covenants including leverage and net worth covenants. As of December 31, 2002, and throughout the year, Family Lending was in compliance with all covenants under the mortgage credit facilities.

9.    Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and Equivalents—The carrying amount is a reasonable estimate of fair value as these assets primarily consist of short-term investments and demand deposits.

Mortgage Notes Receivable and Accrued Interest—Mortgage notes receivable and accrued interest consist of first mortgages on single-family residences. Fair values are determined based upon discounted cash flows of the applicable instruments.

Mortgage Loans Held for Sale—These consist primarily of first mortgages on single-family residences. Fair values of these loans are based on quoted market prices for similar loans.

Revolving Credit Facility and Mortgage Credit Facilites—The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings (generally every 7 to 90 days).

Trust Deed and Other Notes Payable—These notes are for purchase money deeds of trust on land acquired and certain other real estate inventory construction, including community development district bonds. The notes were discounted at an interest rate which is commensurate with market rates of similar secured real estate financing.

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

9¼% Senior Subordinated Notes due 2012—This issue is publicly traded over the counter and its fair value was based upon the value of its last trade at year end.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments are as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$22,245	$22,245	$3,422	$3,422
Mortgage notes receivable and accrued interest	3,682	3,682	1,675	1,719
Financial services:
Cash and equivalents	5,406	5,406	5,780	5,780
Mortgage loans held for sale	109,861	109,772	90,548	91,036
Financial liabilities:
Homebuilding:
Revolving credit facility	$—	$—	$51,400	$51,400
Trust deed and other notes payable	16,670	16,670	20,621	20,621
8½% Senior and other Notes due 2007, net	99,619	102,250	99,551	100,000
8% Senior Notes due 2008, net	99,590	99,500	99,527	94,250
8½% Senior Notes due 2009, net	149,260	151,500	149,175	144,000
9½% Senior Notes due 2010	125,000	130,938	125,000	125,625
9¼% Senior Subordinated Notes due 2012	148,854	144,750	—	—
Financial services:
Mortgage credit facilities	111,988	111,988	84,212	84,212

10.    Commitments and Contingencies

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2002 are as follows:

Year Ended December 31,
(Dollars in thousands)
2003	$3,898
2004	3,470
2005	2,797
2006	1,892
2007	1,068
Thereafter	3,517

Subtotal	16,642
Less—Sublease income	(231)

Net rental obligations	$16,411

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2002, 2001 and 2000 was approximately $4.4 million, $3.9 million and $2.3 million, respectively.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of December 31, 2002, we had deposits outstanding of approximately $33.3 million on land purchase contracts having a total remaining purchase price of $256.6 million.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of December 31, 2002, we had cash deposits and letters of credit outstanding of approximately $40.9 million on option contracts having a total remaining purchase price of approximately $266.4 million, of which approximately $46.1 million is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2002 related to two of our option contracts.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2002, our unconsolidated joint ventures had borrowings of approximately $227.1 million. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements which require us under certain circumstances to reduce the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of December 31, 2002, approximately $178.7 million of our unconsolidated joint venture borrowings were subject to these credit enhancements.

We and our joint venture partners are also generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have occasionally provided unsecured environmental indemnities to joint venture project lenders. In many instances these indemnities are subjects to caps. In each case, we have performed due diligence on potential environmental risks including obtaining an independent environmental review from outside consultants. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters while the project loan is outstanding.

Additionally, we and our joint venture partners have indemnified third party surety providers with respect to performance bonds issued on behalf of certain of our unconsolidated joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called, and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of December 31, 2002, there were approximately $139.5 million of surety bonds outstanding subject to these indemnity arrangements with our unconsolidated joint ventures.

Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $28.0 million at December 31, 2002 and carried a weighted average interest rate of approximately 5.9 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to its investors or through its interest rate hedging program. As of December 31, 2002, Family Lending had approximately $83.7 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $77.3 million were hedged by forward sale commitments of mortgage-backed securities. In addition, Family Lending held approximately $37.8 million in closed mortgage loans which were presold to third party investors subject to completion of their administrative review of the applicable loan documents.

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

11.    Income Taxes

The provision for income taxes includes the following components:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Current:
Federal	$60,431	$64,406	$57,711
State	11,144	13,661	12,560

	71,575	78,067	70,271

Deferred:
Federal	3,624	(4,157)	(4,001)
State	793	(499)	(265)

	4,417	(4,656)	(4,266)

Provision for income taxes	$75,992	$73,411	$66,005

The components of our net deferred income tax asset are as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Inventory adjustments	$945	$744
Financial accruals	15,218	18,172
State income taxes	3,900	4,781
Nondeductible purchase price	(440)	(744)
Amortization of goodwill	(533)	403
Other	(479)	(328)

	$18,611	$23,028

At December 31, 2002, we had a consolidated net deferred tax asset of approximately $18.6 million. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the federal statutory rate of 35 percent due to the following items:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Income before taxes	$194,681	$184,476	$166,147

Provision for income taxes at statutory rate	$68,138	$64,567	$58,151
Increases (decreases) in tax resulting from:
State income taxes, net of federal benefit	7,759	8,270	7,736
Nondeductible amortization of goodwill	—	534	437
Other, net	95	40	(319)

Provision for income taxes	$75,992	$73,411	$66,005

Effective tax rate	39.0%	39.8%	39.7%

12.    Stock Option Plans

In 1991, we adopted the 1991 Employee Stock Incentive Plan (the “1991 Plan”) pursuant to which our officers, directors and employees are eligible to receive options to purchase shares of common stock. Under the 1991 Plan, the maximum number of shares of stock that may be issued is one million. In 1997, our shareholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the 1997 Plan, the maximum number of shares of stock that may be issued is two million. On May 18, 2000, our shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the maximum number of shares of stock that may be issued is one million. On April 24, 2001, Standard Pacific’s Board of Directors approved the 2001 Non-Executive Officer Stock Incentive Plan with a maximum of 525,000 shares of stock that may be issued. On May 15, 2002, our shareholders approved an additional 1.5 million shares that may be issued under the 2000 plan.

Options granted under the plans discussed above were granted at prices equal to the fair market value of the shares at the date of grant. These options typically vest over a one to four year period and are generally exercisable for a 10-year period. When the options are exercised, the proceeds are credited to equity net of the related income tax benefits, if any.

The following is a summary of the transactions relating to the four plans on a combined basis for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	3,037,707	$14.88	2,565,549	$14.08	2,426,990	$11.53
Granted	766,000	22.90	823,000	16.50	558,500	23.26
Exercised	(308,113)	15.63	(274,338)	11.45	(233,816)	10.71
Canceled	(86,882)	17.21	(76,504)	17.78	(186,125)	12.79

Options outstanding, end of year	3,408,712	$16.58	3,037,707	$14.88	2,565,549	$14.08

Options exercisable at end of year	1,983,468		1,631,212		1,338,010

Options available for future grant	1,280,282		459,400		680,900	.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted during each of the three years ended December 31, 2002, 2001 and 2000 was estimated using the Black—Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	2002	2001	2000
Dividend yield	1.40%	1.94%	1.38%
Expected volatility	53.93%	49.50%	47.44%
Risk-free interest rate	3.52%	5.25%	5.26%
Expected life	5 years	5 years	5 years

The 3,408,712 options outstanding as of December 31, 2002 have exercise prices ranging from $5.38 to $32.63 with a weighted average exercise price of $16.58 and a weighted average remaining contractual life of 7.0 years. As of December 31, 2002, 1,983,468 of these options are exercisable with a weighted average exercise price of $14.06. Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $10.15, $6.93 and $10.00, respectively.

As required for disclosure purposes only under SFAS 123 and 148, we have measured the amount of compensation expense which would have been recognized related to stock options had the fair value of options at the date of grant been used for accounting purposes. This information is summarized in Note 2 above.

13.    Stockholder Rights Plan and Common Stock Repurchase Plan

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

In April 2001, our Board of Directors authorized a $35 million stock repurchase plan that replaced our previously authorized repurchase plan. In October 2002, our Board increased the buyback limit to $50 million and in January 2003 to $75 million. For the year ended December 31, 2002, we repurchased 590,200 shares of common stock under the existing plan for aggregate consideration of approximately $13.6 million and from April 2001 through December 31, 2002, we have repurchased approximately 1.6 million shares of common stock for approximately $32.7 million, leaving a balance of approximately $42.3 million available for future repurchases.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(Dollars in thousands, except per share amounts)
2002:
Revenues	$288,567	$448,055	$465,305	$683,229	$1,885,155
Income before taxes	$29,534	$43,082	$36,530	$85,534	$194,681
Net income	$17,788	$25,989	$22,617	$52,295	$118,689
Diluted earnings per share	$0.59	$0.81	$0.68	$1.58	$3.67
2001:
Revenues	$288,384	$325,768	$336,381	$433,928	$1,384,461
Income before taxes	$45,133	$43,742	$43,774	$51,827	$184,476
Net income	$27,165	$26,318	$26,284	$31,299	$111,065
Diluted earnings per share	$0.88	$0.85	$0.86	$1.04	$3.63

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

15.    Subsequent Event (Unaudited)

In March 2003, we issued $125 million of 7¾% Senior Notes which mature on March 15, 2013 (the “7¾% Senior Notes”). These notes were issued at a discount to yield approximately 7.88 percent under the effective interest method. Interest on these notes is payable on March 15 and September 15 of each year until maturity. The 7¾% Senior Notes are redeemable at our option, in whole or in part, commencing March 15, 2008 at 103.875 percent of par, with the call price reducing ratably to par on March 15, 2011. Net proceeds after underwriting expenses were approximately $122.4 million and were used to repay borrowings outstanding under our revolving credit facility.

The senior notes are unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including investments in unconsolidated joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Current Report on Form 8-K dated June 4, 2002 to report a change in the Company’s certifying accountant from Arthur Andersen LLP to Ernst & Young LLP.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required by this Item with respect to executive officers is set forth under the caption “Executive Officers of the Company” in Part I. The remaining information required by Items 401 and 405 of Regulation S-K will be set forth in the Company’s 2003 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002 (the “2003 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2003 Proxy Statement, is incorporated herein by this reference. All references to the 2003 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee,” “Report of the Audit Committee” and “Company Performance.”

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be set forth in the 2003 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2003 Proxy Statement is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K will be set forth in the 2003 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2003 Proxy Statement is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides summary information, as of December 31, 2002, with respect to securities issued and available for issuance pursuant to all of our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,085,182	$16.57	1,150,650

Equity compensation plans not approved by security holders(1)	323,530	$16.50	129,632

Total	3,408,712	$16.58	1,280,282

(1)	On April 24, 2001, our Board of Directors approved our 2001 Non-Executive Officer Stock Incentive Plan. Awards of up to an aggregate of 525,000 shares of common stock may be issued to eligible employees other than our executive officers under the plan. The plan is administered by the Compensation Committee of our Board of Directors and provides the committee discretion to award options, incentive bonuses or incentive stock. The committee is also authorized to amend, alter or discontinue the plan, except to the extent that it would impair the rights of a participant. Generally, each option granted under the plan will be exercisable no earlier than one year from the date of grant, at an exercise price per share equal to or greater than the fair market value of our common stock on the date of grant. In addition, options may not be repriced without the prior approval of our stockholders. Incentive bonus and incentive stock awards granted under the plan will be subject to performance criteria or other conditions designated by the committee at the time of grant.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be set forth in the 2003 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2003 Proxy Statement is incorporated herein by this reference.

ITEM 14.     DISCLOSURE CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (2)  Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

    (3)  Index to Exhibits

See Index to Exhibits on pages 66-68 below.

(b)  Reports on Form 8-K. None.

(c)  Index to Exhibits. See Index to Exhibits on pages 66-68 below.

(d)  Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 17th day of March 2003.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. SCARBOROUGH (Stephen J. Scarborough)	Chairman of the Board of Directors and Chief Executive Officer	March 17, 2003

/s/ ANDREW H. PARNES (Andrew H. Parnes)	Senior Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 17, 2003

/s/ MICHAEL C. CORTNEY (Michael C. Cortney)	President and Director	March 17, 2003

/s/ JAMES L. DOTI (James L. Doti)	Director	March 17, 2003

/s/ RONALD R. FOELL (Ronald R. Foell)	Director	March 17, 2003

/s/ DOUGLAS C. JACOBS (Douglas C. Jacobs)	Director	March 17, 2003

/s/ KEITH D. KOELLER (Keith D. Koeller)	Director	March 17, 2003

/s/ LARRY MCNABB (Larry McNabb)	Director	March 17, 2003

/s/ JEFFREY V. PETERSON (Jeffrey V. Peterson)	Director	March 17, 2003

Certifications:

I, Stephen J. Scarborough, certify that:

1.	I have reviewed this annual report on Form 10-K of Standard Pacific Corp.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chairman of the Board of Directors and Chief Executive Officer

I, Andrew H. Parnes, certify that:

1.	I have reviewed this annual report on Form 10-K of Standard Pacific Corp.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ ANDREW H. PARNES
Andrew H. Parnes Senior Vice President—Finance, Chief Financial Officer

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

*4.2

Rights Agreement, effective as of December 31, 2001, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A12B (file no. 1-10959), filed with the Securities and Exchange Commission on December 28, 2001.

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

*4.5

Standard Pacific Corp. Officers’ Certificate dated February 5, 1998 with respect to the Registrant’s 8% Senior Notes due 2008, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

*4.6

First Supplement Indenture, dated as of December 28, 2001, by and between the Registrant and the

Bank of New York (as successor in interest to United States Trust Company of New York), incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

*4.10

Third Supplemental Indenture relating to the Registrant’s 8½% Senior Notes due 2009 and 9½% Notes due 2010, dated as of December 28, 2001, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

*4.11

Fourth Supplemental Indenture relating to the Registrant’s 7 3/4% Senior Notes due 2013, dated as of March 7, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.12

Senior Subordinated Debt Securities Indenture dated as of April 10, 2002 by and between the Registrant and Bank One Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*4.13

First Supplemental Indenture relating to the Registrant’s 9 1/4% Senior Subordinated Notes due 2012, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*10.1

Revolving Credit Agreement dated as of January 29, 2003, among the Registrant, Bank of America, Bank One, NA, Guaranty Bank, Washington Mutual Bank, F.A., Fleet National Bank, PNC Bank, National Association, Comerica Bank, U.S. Bank, National Association, Union Bank of California, N.A., SunTrust Bank, Bank of the West, AmSouth Bank, Credit Suisse First Boston, Cayman Islands Branch, Wells Fargo Bank, National Association, and California Bank & Trust, incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

+*10.2

Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

+*10.3

Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 3, 1992.

+*10.4

Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.5

Form of Non-Qualified Stock Option Agreement to be used in connection with Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.6

Form of Non-Qualified Director’s Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.7

Form of Incentive Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.8

Standard Pacific Corp. 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 (file no. 333-37014) filed with the Securities and Exchange Commission on May 15, 2000.

+*10.9	Standard Pacific Corp. 2001 Non-Executive Officer Stock Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

+*10.12

Change of Control Agreement, dated December 1, 2000, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

+*10.13

Form of Change of Control Agreement, between the Registrant and each of Michael C. Cortney, Andrew H. Parnes, Clay A. Halvorsen and Jari L. Kartozian, incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.14

Stock Purchase Agreement dated April 6, 2002 between Newmark Homes Corp. and the Registrant, relating to the acquisition of Westbrooke Homes, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.15

Stock Purchase Agreement dated May 13, 2002 between Larry Godwin, Robert Godwin, Colony Communities, Inc. and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report o n Form 10-Q for the quarter ended June 30, 2002.

*10.16

2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated effective May 15, 2002, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.17

Stock Purchase Agreement dated August 9, 2002 between the shareholders of Westfield Homes USA, Inc., WF Acquisition, Inc. and the Registrant, relating to the acquisition of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

*10.18

Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and Family Lending Services, Inc., a wholly-owned subsidiary of the Registrant, dated October 5, 2001, and as further amended on December 28, 2001, March 31, 2002, October 4, 2002 and October 9, 2002, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19	Credit Agreement between Guaranty Bank and Family Lending Services, Inc., a wholly-owned subsidiary of the Registrant, dated December 26, 2002.

10.20	Mortgage Loan Purchase and Sale Agreement between Guaranty Bank and Family Lending Services, Inc., a wholly-owned subsidiary of the Registrant, dated December 26, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(*) Previously filed.

(+) Management contract, compensation plan or arrangement.