Form 10-Q
period 2003-03-31
STANDARD PACIFIC CORP /DE/
filed 2003-05-12
CIK 878560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒ No  ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at May 2, 2003: 32,203,133

STANDARD PACIFIC CORP.

FORM 10-Q

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Homebuilding:
Revenues	$399,733	$285,917
Cost of sales	(321,907)	(232,347)

Gross margin	77,826	53,570

Selling, general and administrative expenses	(45,835)	(27,704)
Income from unconsolidated joint ventures	8,228	3,587
Interest expense	(1,656)	(1,078)
Other income	314	8

Homebuilding pretax income	38,877	28,383

Financial Services:
Revenues	4,272	2,650
Expenses	(3,122)	(1,951)
Income from unconsolidated joint ventures	655	393
Other income	35	59

Financial services pretax income	1,840	1,151

Income before taxes	40,717	29,534
Provision for income taxes	(15,928)	(11,746)

Net Income	$24,789	$17,788

Earnings Per Share:
Basic	$0.77	$0.60
Diluted	$0.75	$0.59
Weighted Average Common Shares Outstanding:
Basic	32,166,934	29,414,304
Diluted	32,987,420	30,342,527
Cash Dividends Per Share	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$9,590	$22,245
Mortgage notes receivable and accrued interest	4,015	3,682
Other notes and receivables	26,018	34,451
Inventories	1,503,411	1,375,763
Investments in and advances to unconsolidated joint ventures	136,769	122,460
Property and equipment, net	7,591	7,524
Deferred income taxes	12,176	18,611
Other assets	19,792	19,097
Goodwill	58,537	58,062

	1,777,899	1,661,895

Financial Services:
Cash and equivalents	10,689	5,406
Mortgage loans held for sale	86,996	109,861
Other assets	4,929	14,964

	102,614	130,231

Total Assets	$1,880,513	$1,792,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$63,119	$71,439
Accrued liabilities	157,073	193,832
Revolving credit facility	21,000	—
Trust deed and other notes payable	12,716	16,670
Senior notes payable	597,458	473,469
Senior subordinated notes payable	148,873	148,854

	1,000,239	904,264

Financial Services:
Accounts payable and other liabilities	1,315	2,116
Mortgage credit facilities	84,022	111,988

	85,337	114,104

Total Liabilities	1,085,576	1,018,368

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
Common stock, $0.01 par value; 100,000,000 shares authorized;
32,155,088 and 32,183,630 shares outstanding, respectively	322	322
Additional paid-in capital	368,689	369,723
Retained earnings	425,926	403,713

Total Stockholders’ Equity	794,937	773,758

Total Liabilities and Stockholders’ Equity	$1,880,513	$1,792,126

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$24,789	$17,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated homebuilding joint ventures	(8,228)	(3,587)
Cash distributions of income from unconsolidated homebuilding joint ventures	10,806	4,700
Depreciation and amortization	825	579
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	30,965	40,760
Inventories	(127,470)	(43,309)
Deferred income taxes	6,435	6,439
Other assets	10,501	862
Accounts payable	(8,320)	(7,696)
Accrued liabilities	(37,955)	(19,083)

Net cash provided by (used in) operating activities	(97,652)	(2,547)

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(30,256)	(18,056)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	13,273	12,405
Net additions to property and equipment	(803)	(827)

Net cash provided by (used in) investing activities	(17,786)	(6,478)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facilities	21,000	70,000
Principal payments on trust deed and other notes payable	(3,954)	(20,096)
Net proceeds from the issuance of senior notes payable	122,676	—
Net proceeds from (payments on) mortgage credit facilities	(27,966)	(36,477)
Dividends paid	(2,576)	(2,352)
Repurchase of common shares	(1,607)	—
Proceeds from the exercise of stock options	493	1,521

Net cash provided by (used in) financing activities	108,066	12,596

Net increase (decrease) in cash and equivalents	(7,372)	3,571
Cash and equivalents at beginning of period	27,651	9,202

Cash and equivalents at end of period	$20,279	$12,773

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,690	$11,102
Income taxes	17,879	8,247
Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$96	$1,374
Deferred purchase price recorded in connection with acquisitions	475	—
Expenses capitalized in connection with the issuance of the 7 3/4% senior
notes due 2013	1,250	—
Income tax benefit credited in connection with stock option exercises	80	553

The accompanying notes are an integral part of these condensed consolidated statements.

S TANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2003, and the results of operations and cash flows for the periods presented.

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended March 31,
	2003			2002
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$24,789	32,166,934	$0.77	$17,788	29,414,304	$0.60
Effect of dilutive stock options	—	820,486		—	928,223

Diluted earnings per share	$24,789	32,987,420	$0.75	$17,788	30,342,527	$0.59

3.    Stock-Based Compensation

We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. In accordance with the intrinsic value method of accounting, no stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant and the vesting of the options is not dependent on any future performance conditions. In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to our stock option plans:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$24,789	$17,788
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(688)	(737)

Net income, as adjusted	$24,101	$17,051

Earnings per share:
Basic—as reported	$0.77	$0.60
Basic—as adjusted	$0.75	$0.58
Diluted—as reported	$0.75	$0.59
Diluted—as adjusted	$0.73	$0.56

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

4.    Inventories

Inventories consisted of the following at:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Land and land under development	$915,379	$840,169
Homes completed and under construction	498,878	449,600
Model homes	89,154	85,994

	$1,503,411	$1,375,763

5.    Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Total homebuilding interest incurred	$16,001	$12,259
Less: Homebuilding interest capitalized to inventories	(14,345)	(11,181)

Homebuilding interest expense	$1,656	$1,078

Homebuilding interest previously capitalized to inventories, included in cost of sales	$9,519	$9,086

Homebuilding interest capitalized in ending inventories	$36,686	$30,985

6.    Investments in Unconsolidated Homebuilding Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Our homebuilding joint ventures develop land and construct homes which are sold directly to third party homebuyers. Our land development joint ventures are typically entered into with other homebuilders and developers to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures which are accounted for under the equity method:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
Cash	$26,770	$24,960
Inventories	515,026	481,247
Other assets	29,467	29,240

Total assets	$571,263	$535,447

Liabilities and Equity:
Accounts payable and accrued liabilities	$85,578	$81,394
Construction loans and trust deed notes payable	227,826	227,138
Equity	257,859	226,915

Total liabilities and equity	$571,263	$535,447

Our share of equity shown above was approximately $127.2 million and $114.1 million at March 31, 2003 and December 31, 2002, respectively. Additionally, as of March 31, 2003 and December 31, 2002, we had advances outstanding of approximately $9.6 million and $8.4 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balance shown above.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Revenues	$98,704	$38,107
Cost of sales and expenses	(77,655)	(27,803)

Net income	$21,049	$10,304

Our ownership interests in the joint ventures detailed above vary, but are generally less than or equal to 50 percent.

7.    Acquisitions

On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. In connection with this acquisition, we recorded goodwill of approximately $12.5 million. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area. With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots, which included 8 active selling communities at the close of the transaction, and we acquired a backlog of 485 presold homes.

On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $15.9 million. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share. The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005. Contingent payments, if any, are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. We recorded goodwill for the three month period ended March 31, 2003 of approximately $275,000 related to the earnout arrangement. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area. At closing, we purchased or assumed the rights to acquire over 1,600 buildable lots and acquired a backlog of 141 presold homes.

On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $46 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million. The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million paid in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments are subject to an annual earnout arrangement based on a percentage of pretax income of Westfield Homes for the period subsequent to the acquisition through December 31, 2002 and for the years ended December 31, 2003 through December 31, 2005. Contingent payments, if any, are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. We recorded additional goodwill for the 2002 earnout period and for the three month period ended March 31, 2003 of approximately $1.3 million and $200,000, respectively. The stock component consisted of the issuance of 459,552 shares of Standard Pacific common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas. We did not acquire Westfield’s Illinois operations. Westfield owned or controlled approximately 4,800 buildable lots in these markets at the time of acquisition. With this acquisition, we also acquired a backlog of 626 presold homes.

All of these acquisitions were accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price of these acquisitions was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Westbrooke Homes, Colony Homes and Westfield Homes are included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition.

The following unaudited pro forma condensed combined financial data for the three months ended March 31, 2002 were derived from our historical consolidated financial statements and the historical financial statements of Westfield Homes, Colony Homes and Westbrooke Homes prior to acquisition. The unaudited pro forma condensed combined financial data give effect to these acquisitions as if they had occurred at the beginning of each period presented.

The unaudited pro forma condensed combined financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the acquisitions had been consummated as of the dates indicated below and should not be construed as representative of future operating results.

Three Months Ended March 31, 2002
(Dollars in thousands, except per share amounts)
Pro Forma:
Revenues	$376,385
Net Income	$21,609
Earnings Per Share:
Basic	$0.72
Diluted	$0.70
Weighted Average Common Shares Outstanding:
Basic	30,007,189
Diluted	30,935,412

8.    Warranty Costs

Estimated future warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our accrued warranty reserve are detailed in the table set forth below:

Three Months Ended March 31, 2003
(Dollars in thousands)
Accrued warranty reserve, beginning of the period	$16,984
Warranty costs accrued during the period	3,232
Warranty costs paid during the period	(3,832)

Accrued warranty reserve, end of the period	$16,384

9.    7¾% Senior Notes

In March 2003, we issued $125 million of 7¾% Senior Notes which mature on March 15, 2013 (the “7¾% Senior Notes”). These notes were issued at a discount to yield approximately 7.88 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. Interest on these notes is payable on March 15 and September 15 of each year until maturity, commencing September 15, 2003. The notes are redeemable at our option, in whole or in part. Prior to March 15, 2008 the notes are redeemable pursuant to a “make whole” formula. Commencing March 15, 2008 the notes are redeemable at 103.875 percent of par, with the call price reducing ratably to par on March 15, 2011. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

The 7¾% Senior Notes are unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes at 101 percent of the principal amount.

10.    Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of March 31, 2003, we had deposits outstanding of approximately $39.7 million on land purchase contracts having a total remaining purchase price of $317.0 million.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of March 31, 2003, we had cash deposits and letters of credit outstanding of approximately $38.9 million on option contracts having a total remaining purchase price of approximately $250.4 million, of which approximately $34.9 million is included in accrued liabilities in the accompanying condensed consolidated balance sheet at March 31, 2003 related to two of our option contracts.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2003, our unconsolidated joint ventures had borrowings of approximately $227.8 million. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus estimated construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of March 31, 2003, our maximum potential liability under these credit enhancements totaled approximately $162.7 million.

We and our joint venture partners are also generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have occasionally provided unsecured environmental indemnities to joint venture project lenders. In many instances these environmental indemnities are subject to caps. In each case, we have performed due diligence on potential environmental risks including obtaining an independent environmental review from outside consultants. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our unconsolidated joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called, and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of March 31, 2003, our unconsolidated joint ventures had approximately $150.2 million of surety bonds outstanding subject to these indemnity arrangements.

Additionally, we commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $76.5 million at March 31, 2003 and carried a weighted average interest rate of approximately 5.6 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to its investors or through its interest rate hedging program. As of March 31, 2003, Family Lending had approximately $111.9 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $91.9 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of such date Family Lending held approximately $21.8 million in closed mortgage loans which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

11.    Accounting for Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The disclosure requirements of FIN 45 are effective as of December 31, 2002, and we adopted that portion of the pronouncement as of that date. The initial recognition and measurement requirements of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material impact on our financial condition or results of operations.

The types of guarantees that we provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of March 31, 2003, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 10 for further discussion).

12.    Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation of variable interest entities. Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary of the arrangement. FIN 46 applies immediately to arrangements created after January 31, 2003, and with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on July 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under FIN 46 and, if applicable, accounted for in accordance with FIN 46. The adoption of FIN 46 did not have a material impact on our financial statements as of March 31, 2003. We have not yet determined the anticipated impact of adopting FIN 46 for our arrangements existing as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures, as well as option contracts with third party financial entities. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of FIN 46 will not impact our consolidated net income.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Homebuilding:
Revenues	$399,733	$285,917
Cost of sales	(321,907)	(232,347)

Gross margin	77,826	53,570

Gross margin percentage	19.5%	18.7%

Selling, general and administrative expenses	(45,835)	(27,704)
Income from unconsolidated joint ventures	8,228	3,587
Interest expense	(1,656)	(1,078)
Other income	314	8

Homebuilding pretax income	38,877	28,383

Financial Services:
Revenues	4,272	2,650
Expenses	(3,122)	(1,951)
Income from unconsolidated joint ventures	655	393
Other income	35	59

Financial services pretax income	1,840	1,151

Income before taxes	$40,717	$29,534
Provision for income taxes	(15,928)	(11,746)

Net Income	$24,789	$17,788

Net cash provided by (used in) operating activities (1)	$(97,652)	$(2,547)

Net cash provided by (used in) investing activities (1)	$(17,786)	$(6,478)

Net cash provided by (used in) financing activities (1)	$108,066	$12,596

(1)	Amounts were derived from our condensed consolidated statements of cash flows.

Selected Operating Data

	Three Months Ended March 31,
	2003	2002
New homes delivered:
Southern California	333	295
Northern California	123	111

Total California	456	406

Texas	110	131
Arizona	328	281
Colorado	37	54
Florida	313	—
Carolinas	107	—

Consolidated total	1,351	872

Unconsolidated joint ventures:
Southern California	103	22
Northern California	16	—

Total unconsolidated joint ventures	119	22

Total	1,470	894

Average selling prices of homes delivered:
California (excluding joint ventures)	$503,000	$449,000
Texas	$274,000	$275,000
Arizona	$173,000	$176,000
Colorado	$315,000	$330,000
Florida	$179,000	$—
Carolinas	$135,000	$—
Consolidated (excluding joint ventures)	$295,000	$328,000
Unconsolidated joint ventures (California)	$533,000	$560,000
Total (including joint ventures)	$314,000	$333,000
Net new orders:
Southern California	523	599
Northern California	147	209

Total California	670	808

Texas	118	140
Arizona	383	487
Colorado	88	94
Florida	713	—
Carolinas	165	—

Consolidated total	2,137	1,529

Unconsolidated joint ventures:
Southern California	111	69
Northern California	45	24

Total unconsolidated joint ventures	156	93

Total	2,293	1,622

Selected Operating Data – (continued)

	Three Months Ended March 31,
	2003	2002
Average number of selling communities during the period:
Southern California	22	25
Northern California	12	14
Texas	23	23
Arizona	22	22
Colorado	12	10
Florida	28	—
Carolinas	9	—

Consolidated total	128	94

Unconsolidated joint ventures:
Southern California	6	6
Northern California	4	1

Total unconsolidated joint ventures	10	7

Total	138	101

	At March 31,
	2003	2002
Backlog (in homes):
Southern California	1,046	862
Northern California	181	173

Total California	1,227	1,035

Texas	154	156
Arizona	622	732
Colorado	139	118
Florida	1,434	—
Carolinas	139	—

Consolidated total	3,715	2,041

Unconsolidated joint ventures:
Southern California	232	60
Northern California	72	24

Total unconsolidated joint ventures	304	84

Total	4,019	2,125

Backlog (estimated dollar value in thousands):
Consolidated total	$1,099,303	$701,048
Unconsolidated joint ventures (California)	154,609	43,214

Total	$1,253,912	$744,262

Building sites owned or controlled:
Southern California	8,105	5,748
Northern California	3,667	2,998

Total California	11,772	8,746

Texas	2,086	2,478
Arizona	4,464	4,404
Colorado	1,755	1,900
Florida	10,093	2,786
Carolinas	3,037	—

Total	33,207	20,314

Total building sites owned	16,474	11,766
Total building sites optioned	11,852	6,575
Total joint venture lots	4,881	1,973

Total	33,207	20,314

Completed and unsold homes	191	222

Homes under construction	3,591	2,023

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those which impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following accounting policies are those that are most critical to the portrayal of our financial condition and results of operations, and require the more significant judgments and estimates:

•	Business combinations;
•	Cost of sales;
•	Inventories;
•	Goodwill; and
•	Unconsolidated homebuilding joint ventures.

For a more detailed description of our critical accounting policies please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002.

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Overview

Net income for the three months ended March 31, 2003 increased 39 percent to $24.8 million, or $0.75 per diluted share, compared to $17.8 million, or $0.59 per diluted share, for the year earlier period. The increase in net income was driven by a 37 percent increase in homebuilding pretax income to $38.9 million, a 60 percent increase in financial services pretax income to $1.8 million and a 70 basis point reduction in our effective income tax rate to 39.1 percent. Results of operations for the three months ended March 31, 2003 include the results of our new Florida and Carolina operations acquired during the second and third quarters of 2002.

Homebuilding

Homebuilding pretax income for the 2003 first quarter was up 37 percent to $38.9 million compared to $28.4 million last year. The higher level of pretax income was driven by a 40 percent increase in homebuilding revenues, an 80 basis point improvement in our homebuilding gross margin percentage and a $4.6 million increase in joint venture income. These increases were partially offset by a 180 basis point increase in our selling, general and administrative (“SG&A”) expenses as a percentage of homebuilding revenues.

Homebuilding revenues for the 2003 first quarter were a record $399.7 million compared to $285.9 million in the year earlier period. The 40 percent increase in revenues was driven by a 55 percent increase in new home deliveries (exclusive of joint ventures), reflecting in large part the delivery of 420 new homes from our new Florida and Carolina operations, which was offset in part by a 10 percent decrease in our average home price to $295,000. During the quarter we delivered 456 new homes in California (exclusive of joint ventures), a 12 percent increase over the 2002 first quarter. Deliveries were up 13 percent in Southern California to 333 new homes and up 11 percent in Northern California to 123 new homes. In Arizona, new home deliveries were up 17 percent to 328 new homes while deliveries were off 16 percent in Texas and 31 percent in Colorado, to 110 homes and 37 homes, respectively. We delivered 313 new homes in Florida and 107 new homes in the Carolinas for the first three months of 2003.

During the 2003 first quarter our average home price in California (exclusive of joint ventures) was up 12 percent to $503,000 from the same period last year. The higher price primarily reflects general increases in new home prices in the state. Our average home price in Arizona decreased slightly to $173,000 and reflects our focus on entry level and first-time move-up housing. In Texas, our average home price was off less than 1 percent while in Colorado our average home price was down 5 percent to $315,000. Home prices in both of these regions have been impacted by weakness in local economic conditions. Our average home prices in Florida and the Carolinas were $179,000 and $135,000, respectively, and reflect a product orientation towards the entry level and first-time move-up buyer.

Our homebuilding gross margin percentage was up 80 basis points to 19.5 percent. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in California and Arizona, as well as the acquisition of our Florida operations which generated gross margin percentages in excess of our company-wide average. Gross margins were off in Texas and Colorado reflecting the impact of slower economic conditions in those regions.

SG&A expenses (including corporate G&A) for the 2003 first quarter were 11.5 percent of homebuilding revenues compared to 9.7 percent last year. The increase in SG&A expenses as a percentage of homebuilding revenues was due primarily to the increase in deliveries from markets outside of California, which generally incur higher levels of sales and marketing costs. We expect that our full year SG&A rate will be in the mid 10 percent range.

Income from unconsolidated joint ventures for the three months ended March 31, 2003 was up 129 percent to $8.2 million, driven primarily by an increase in joint venture deliveries from 22 last year to 119 this year.

New orders for the 2003 first quarter were up 41 percent to 2,293 new homes on a 37 percent increase in average community count reflecting the impact of our 2002 Florida and Carolina acquisitions. Our cancellation rate declined for the quarter to 17 percent versus 19 percent for the same period last year. Orders were off 5 percent in Southern California on a 10 percent decline in average new home communities, down 18 percent in Northern California on a 7 percent higher community count, down 21 percent in Arizona on a flat community count, down 16 percent in Texas on a flat community count and down 6 percent in Colorado on a 20 percent increase in community count. For the 2003 first quarter we generated 713 net new orders in Florida from 28 active selling communities and 165 orders in the Carolinas from 9 communities. Despite the decline in our orders in California and Arizona, the level of new order activity in these markets reflected generally healthy housing market conditions. Also, we opened 47 percent fewer new communities in the first quarter of 2003 in our California and Arizona markets compared to the year earlier period. In Florida and the Carolinas, the new home order levels continued to reflect strong market conditions for the price points served and orders in Texas and Colorado continued to mirror the slow economic conditions in those regions. We ended the 2003 first quarter with 139 active selling communities, a 38 percent increase over the year earlier period.

The record level of new home orders resulted in an all-time high quarter-end backlog of 4,019 presold homes (including 304 joint venture homes) valued at an estimated $1.3 billion (including $155 million of joint venture backlog), a 68 percent increase from the March 31, 2002 backlog value. The higher level of orders and backlog was driven principally by our new Florida and Carolina operations.

Financial Services

First quarter 2003 revenues for our financial services segment, which reflects our mortgage banking operations in California and South Florida, were up 61 percent to $4.3 million compared to $2.7 million last year. The higher level of revenues was driven by a 44 percent increase in the volume of mortgage loans sold, an increase in the margins on loans sold and, to a lesser degree, an increase in net interest income. The higher level of loan volume was driven by an increase in new homes delivered in California, an increase in our California capture rate to 66 percent and the commencement of loan originations in South Florida in the third quarter of last year.

Expenses for our financial services segment were up 60 percent and were the result of higher revenue and earnings levels and from the start-up expenses incurred in connection with our expansion into the South Florida market.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions which operate in conjunction with certain of our homebuilding divisions in Arizona, Texas, Colorado, Florida and the Carolinas, was up 67 percent to $655,000. The higher level of income was primarily due to increased deliveries in Arizona and the addition of the Florida and Carolina joint venture last year through the acquisition of Westfield Homes.

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

In January 2003, we entered into a new $450 million unsecured revolving credit facility. The new facility replaced our prior $450 million unsecured revolving credit facility and matures on October 31, 2005. In addition to providing us with updated financial and other covenants, the credit facility contains provisions allowing us, at our option, to extend the maturity date of the facility to October 31, 2006 and to increase the total aggregate commitment under the facility up to $550 million, subject to the availability of additional bank lending commitments. The financial covenants contained in the facility require us to, among other things, maintain a minimum level of consolidated tangible stockholders’ equity and a minimum interest coverage ratio. The facility also limits our leverage, investments in joint ventures, and the amount of dividends that we can pay. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Certain of our wholly-owned subsidiaries guarantee our obligations under the revolving credit facility. At March 31, 2003, we had $21.0 million of borrowings outstanding and had issued approximately $46.4 million of letters of credit under this facility. Our ability to renew and extend the revolving credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $120 million. Mortgage loans are typically financed under the facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants, and have current maturity dates ranging from June 30, 2003 to October 3, 2003. At March 31, 2003, we had approximately $84 million advanced under these facilities.

In March 2003, we issued $125 million of 7¾% Senior Notes which mature on March 15, 2013. These notes were issued at a discount to yield approximately 7.88 percent and are senior unsecured obligations. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures), and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes at 101 percent of the principal amount.

We evaluate our capital needs and the public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group or other sources, or adjust our expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financing are used to finance land acquisitions and development costs. At March 31, 2003, we had approximately $12.7 million outstanding in trust deed and other notes payable, including CDD bonds.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of March 31, 2003, we had deposits outstanding of approximately $39.7 million on land purchase contracts having a total remaining purchase price of approximately $317.0 million.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of March 31, 2003, we had cash deposits and letters of credit outstanding of approximately $38.9 million on option contracts having a total remaining purchase price of approximately $250.4 million, of which approximately $34.9 million is included in accrued liabilities in the accompanying condensed consolidated balance sheet at March 31, 2003 related to two of our land option contracts. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At March 31, 2003, these unconsolidated joint ventures had borrowings which totaled approximately $227.8 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying condensed consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. In addition, we and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

We paid approximately $2.6 million, or $0.08 per common share in dividends to our stockholders during the three months ended March 31, 2003. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On April 24, 2003, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend is to be paid on May 28, 2003 to stockholders of record on May 14, 2003.

During the three months ended March 31, 2003, we issued 34,758 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $500,000.

In April 2001, our Board of Directors authorized a $35 million stock repurchase plan that replaced our previously authorized repurchase plan. In October 2002, our Board increased the buyback limit to $50 million, and in January 2003 the Board acted to increase the limit to $75 million. Through April 30, 2003, we had repurchased 1,631,500 shares of common stock for approximately $34.4 million under the plan, leaving a balance of approximately $40.6 million for future share repurchases.

As part of the repurchase program, in November 2002, we adopted a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 permits us to implement a repurchase plan that sets forth specific terms and conditions pursuant to which a broker designated by us will conduct stock repurchases on our behalf, even if such repurchases are to be carried out during time periods when we would ordinarily be prohibited from conducting repurchases because of our possession of material nonpublic information. Our plan provides our broker with the authority to repurchase on our behalf up to an aggregate of $12.3 million of Standard Pacific common stock between December 1, 2002 and December 31, 2003, if the terms and conditions set forth in our plan are met. As of April 30, 2003, no repurchases had been made pursuant to the plan. During the term of the plan, we may also elect to make common stock repurchases outside the plan, if market conditions permit and we are not otherwise prohibited by our self-imposed trading blackout windows, possession of material nonpublic information, or any other applicable law, rule or regulation.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have any impact on our financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The disclosure requirements of FIN 45 are effective as of December 31, 2002, and we adopted that portion of the pronouncement as of that date. The initial recognition and measurement requirements of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation of variable interest entities. Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on July 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under FIN 46 and, if applicable, accounted for in accordance with FIN 46. The adoption of FIN 46 did not have a material impact on our financial statements as of March 31, 2003. We have not yet determined the anticipated impact of adopting FIN 46 for our arrangements existing as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures, as well as option contracts with third-party financial entities. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of FIN 46 will not impact our consolidated net income.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the period ended March 31, 2003. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, SPH Mortgage, WRT Financial and Westfield Home Mortgage. Our mortgage banking joint ventures, and to a lesser extent, Family Lending manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the implementation and execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans originated in this manner if not hedged properly. As of March 31, 2003, Family Lending had approximately $111.9 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $91.9 million were hedged by forward sale commitments of mortgage-backed securities.

Please see our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion related to our market risk exposure.

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

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	the housing market conditions;
•	sales orders and our backlog of homes and their estimated sales value;
•	contingent earn-out payments in connection with acquisitions;
•	the sufficiency of our capital resources;
•	the expected impact of new accounting pronouncements;
•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;
•	our exposure to market risks, including fluctuations in interest rates;
•	the effectiveness and adequacy of our disclosure and internal controls; and
•	the potential value of and expense related to stock option grants.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•	local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;
•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;
•	the cost and availability of suitable undeveloped land, building materials and labor;
•	the cost and availability of construction financing and corporate debt and equity capital;
•	the significant amount of our debt and the impact of the restrictive covenants in our credit agreements and public notes;
•	the demand for single-family homes;
•	cancellations of purchase contracts by homebuyers;
•	the cyclical and competitive nature of our business;
•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;
•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;
•	adverse weather conditions and natural disasters;
•	environmental matters;
•	risks relating to our mortgage banking operations, including hedging activities;
•	future business decisions and our ability to successfully implement our operational, growth and other strategies;
•	risks relating to acquisitions;
•	litigation and warranty claims; and
•	other risks discussed in our filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K.

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

Not applicable

Item 3. Default upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

*4.1	Fourth Supplemental Indenture relating to the Registrant’s 7¾% Senior Notes due 2013, dated as of March 4, 2003, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*10.1	Revolving Credit Agreement dated as of January 29, 2003, among the Registrant, Bank of America, Bank One, NA, Guaranty Bank, Washington Mutual Bank, F.A., Fleet National Bank, PNC Bank, National Association, Comerica Bank, U.S. Bank, National Association, Union Bank of California, N.A., SunTrust Bank, Bank of the West, AmSouth Bank, Credit Suisse First Boston, Cayman Islands Branch, Wells Fargo Bank, National Association, and California Bank & Trust, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(b)    Current Reports on Form 8-K

(i)	Form 8-K filed March 7, 2003 reporting that the Registrant filed a prospectus supplement, dated March 4, 2003, relating to the offering of $125,000,000 principal amount of the Registrant’s 7¾% Senior Notes due 2013. In connection with the offering, certain exhibits related to this transaction were filed with the Form 8-K. In addition, on January 29, 2003, the Registrant entered into a new $450,000,000 unsecured revolving credit facility, which replaced the Registrant’s prior $450,000,000 unsecured revolving credit facility.

(*) Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

Dated: May 9, 2003	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chief Executive Officer and Chairman of the Board

Dated: May 9, 2003	By:	/s/ ANDREW H. PARNES
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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated: May 9, 2003

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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated: May 9, 2003

/s/ ANDREW H. PARNES
Andrew H. Parnes
Chief Financial Officer