Form 10-Q
period 2003-06-30
STANDARD PACIFIC CORP /DE/
filed 2003-08-11
CIK 878560

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to ________

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

Yes ☒	No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at July 31, 2003:  32,549,693

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Homebuilding:
Revenues	$515,197	$444,731	$914,930	$730,648
Cost of sales	(408,800)	(367,185)	(730,707)	(599,532)

Gross margin	106,397	77,546	184,223	131,116

Selling, general and administrative expenses	(52,693)	(38,612)	(98,528)	(66,317)
Income from unconsolidated joint ventures	13,899	3,918	22,127	7,506
Interest expense	(1,831)	(1,495)	(3,487)	(2,573)
Other income	312	171	627	179

Homebuilding pretax income	66,084	41,528	104,962	69,911

Financial Services:
Revenues	5,545	3,092	9,818	5,698
Expenses	(3,554)	(2,008)	(6,677)	(3,914)
Income from unconsolidated joint ventures	735	433	1,389	826
Other income	68	37	103	96

Financial services pretax income	2,794	1,554	4,633	2,706

Income before taxes	68,878	43,082	109,595	72,617
Provision for income taxes	(26,915)	(17,093)	(42,843)	(28,839)

Net Income	$41,963	$25,989	$66,752	$43,778

Earnings Per Share:
Basic	$1.30	$0.84	$2.07	$1.45
Diluted	$1.26	$0.81	$2.01	$1.40
Weighted Average Common Shares Outstanding:
Basic	32,341,042	31,122,042	32,254,469	30,272,891
Diluted	33,347,970	32,219,686	33,188,967	31,302,050
Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated statements

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$84,263	$22,245
Mortgage notes receivable and accrued interest	5,258	3,682
Other notes and receivables	38,063	34,451
Inventories:
Owned	1,556,677	1,267,374
Not owned	90,041	108,389
Investments in and advances to unconsolidated joint ventures	130,813	122,460
Property and equipment, net	7,540	7,524
Deferred income taxes	13,449	18,611
Other assets	23,846	19,097
Goodwill	59,501	58,062

	2,009,451	1,661,895

Financial Services:
Cash and equivalents	12,908	5,406
Mortgage loans held for sale	72,671	109,861
Other assets	4,645	14,964

	90,224	130,231

Total Assets	$2,099,675	$1,792,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$68,762	$71,439
Accrued liabilities	143,347	147,677
Liabilities from inventories not owned	27,897	46,155
Trust deed and other notes payable	14,814	16,670
Senior notes payable	772,536	473,469
Senior subordinated notes payable	148,894	148,854

	1,176,250	904,264

Financial Services:
Accounts payable and other liabilities	1,699	2,116
Mortgage credit facilities	69,258	111,988

	70,957	114,104

Total Liabilities	1,247,207	1,018,368

Minority interests	10,690	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,526,943 and 32,183,630 shares outstanding, respectively	325	322
Additional paid-in capital	376,148	369,723
Retained earnings	465,305	403,713

Total Stockholders’ Equity	841,778	773,758

Total Liabilities and Stockholders’ Equity	$2,099,675	$1,792,126

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash Flows From Operating Activities:
Net income	$66,752	$43,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated joint ventures	(23,516)	(8,332)
Cash distributions of income from unconsolidated joint ventures	22,445	10,416
Depreciation and amortization	1,694	1,175
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	32,002	38,937
Inventories - owned	(278,020)	(46,624)
Inventories - not owned	36,591	1,406
Deferred income taxes	5,162	775
Other assets	8,194	1,649
Accounts payable	(2,677)	(2,945)
Accrued liabilities	4,120	(3,049)
Liabilities from inventories not owned	(25,811)	—

Net cash provided by (used in) operating activities	(153,064)	37,186

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(8,330)	(110,605)
Investments in and advances to unconsolidated homebuilding joint ventures	(45,086)	(48,047)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	37,483	28,788
Net additions to property and equipment	(1,535)	(102)

Net cash provided by (used in) investing activities	(17,468)	(129,966)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facilities	—	(51,400)
Principal payments on trust deed and other notes payable	(12,567)	(20,141)
Net proceeds from the issuance of senior notes payable	296,057	—
Net proceeds from the issuance of senior subordinated notes payable	—	146,963
Net proceeds from (payments on) mortgage credit facilities	(42,730)	(47,929)
Net proceeds from the issuance of common stock	—	80,538
Dividends paid	(5,160)	(4,934)
Repurchase of common shares	(1,607)	—
Proceeds from the exercise of stock options	6,059	4,541

Net cash provided by (used in) financing activities	240,052	107,638

Net increase (decrease) in cash and equivalents	69,520	14,858
Cash and equivalents at beginning of period	27,651	9,202

Cash and equivalents at end of period	$97,171	$24,060

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$29,852	$22,975
Income taxes	43,120	22,197
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$10,711	$22,874
Net inventory received as distributions from unconsolidated homebuilding joint ventures	391	1,458
Deferred purchase price recorded in connection with acquisitions	1,469	—
Expenses capitalized in connection with the issuance of senior and senior subordinated notes	2,869	1,838
Issuance of common stock in connection with acquisition	—	4,000
Income tax benefit credited in connection with stock option exercises	1,976	1,650
Inventories not owned	7,568	57,972
Liabilities from inventories not owned	18,258	57,972
Minority interests	10,690	—

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.       Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2003, and the results of operations and cash flows for the periods presented.

          Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with current period presentation.

          The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.  Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.       Variable Interest Entities

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”).  Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE.  Expected losses and residual returns for VIE’s are calculated based on the probability of estimated future cash flows as defined in FIN 46.  FIN 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during our fiscal quarter ended September 30, 2003.  The initial adoption of FIN 46 for arrangements entered into or modified after January 31, 2003 did not have a material impact on our financial position or results of operations (see Notes 5 and 7 for further discussion).  We are still evaluating the impact of FIN 46 for all arrangements entered into prior to February 1, 2003.  However, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

3.       Earnings Per Share

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

	Three Months Ended June 30,

	2003			2002

	Net Income	Shares	EPS	Net Income	Shares	EPS

	(Dollars in thousands, except per share amounts)
Basic earnings per share	$41,963	32,341,042	$1.30	$25,989	31,122,042	$0.84
Effect of dilutive stock options	—	1,006,928		—	1,097,644

Diluted earnings per share	$41,963	33,347,970	$1.26	$25,989	32,219,686	$0.81

	Six Months Ended June 30,

	2003			2002

	Net Income	Shares	EPS	Net Income	Shares	EPS

	(Dollars in thousands, except per share amounts)
Basic earnings per share	$66,752	32,254,469	$2.07	$43,778	30,272,891	$1.45
Effect of dilutive stock options	—	934,498		—	1,029,159

Diluted earnings per share	$66,752	33,188,967	$2.01	$43,778	31,302,050	$1.40

4.       Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income, as reported	$41,963	$25,989	$66,752	$43,778
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(675)	(744)	(1,363)	(1,482)

Net income, as adjusted	$41,288	$25,245	$65,389	$42,296

Earnings per share:
Basic—as reported	$1.30	$0.84	$2.07	$1.45
Basic—as adjusted	$1.28	$0.81	$2.03	$1.40
Diluted—as reported	$1.26	$0.81	$2.01	$1.40
Diluted—as adjusted	$1.24	$0.78	$1.97	$1.35

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

5.       Inventories

Inventories consisted of the following at:

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Inventories owned:
Land and land under development	$882,819	$731,780
Homes completed and under construction	584,824	449,600
Model homes	89,034	85,994

Total inventories owned	$1,556,677	$1,267,374

Inventories not owned:
Land purchase and land option deposits	$51,454	$62,234
Variable interest entities, net of deposits	12,340	—
Other land option contracts, net of deposits	26,247	46,155

Total inventories not owned	$90,041	$108,389

          Under FIN 46, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Therefore, whenever we enter into an option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created.  If a VIE exists and we have a variable interest in that entity, FIN 46 may require us to calculate expected losses and residual returns for the VIE based on the probability of estimated future cash flows as described in FIN 46.  If we are deemed to be the primary beneficiary of a VIE we will be required to consolidate the VIE on our balance sheet.

          At June 30, 2003, we consolidated four VIE’s as a result of our option to purchase land or lots from the selling entities.  We made cash deposits to these VIE’s totaling $565,000 which is included in land purchase and land option deposits in the table above.  Our option deposits represent our maximum exposure to loss if we elect not to purchase the optioned property.  Included in our condensed consolidated balance sheet at June 30, 2003 were inventories not owned related to these four VIE’s of approximately $12.3 million, liabilities from inventories not owned of approximately $1.6 million and minority interests of approximately $10.7 million.  We consolidated these VIE’s because we were considered the primary beneficiary in accordance with FIN 46.  These amounts were recorded based on their estimated fair values at June 30, 2003.  Creditors, if any, of these VIE’s have no recourse against us.

6.       Capitalization of Interest

          The following is a summary of homebuilding interest capitalized and expensed for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Total homebuilding interest incurred	$18,864	$14,744	$34,865	$27,003
Less: Homebuilding interest capitalized to inventories owned	(17,033)	(13,249)	(31,378)	(24,430)

Homebuilding interest expense	$1,831	$1,495	$3,487	$2,573

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$14,590	$12,512	$24,109	$21,598

Homebuilding interest capitalized in ending inventories owned			$39,129	$31,722

7.       Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

          We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base.  Our homebuilding joint ventures are generally entered into with other homebuilders and developers to develop land and construct homes which are sold directly to third party homebuyers.  Our land development joint ventures are typically entered into with other homebuilders and developers to develop finished lots for sale to the joint venture’s members or other third parties.  The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures which are accounted for under the equity method:

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Assets:
Cash	$26,397	$24,960
Inventories	599,884	481,247
Other assets	30,183	29,240

Total assets	$656,464	$535,447

Liabilities and Equity:
Accounts payable and accrued liabilities	$80,043	$81,394
Construction loans and trust deed notes payable	264,747	227,138
Equity	311,674	226,915

Total liabilities and equity	$656,464	$535,447

          Our share of equity shown above was approximately $121.6 million and $114.1 million at June 30, 2003 and December 31, 2002, respectively.  Additionally, as of June 30, 2003 and December 31, 2002, we had advances outstanding of approximately $9.2 million and $8.4 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balance in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Revenues	$98,121	$35,907	$196,825	$74,014
Cost of sales and expenses	(67,482)	(26,224)	(145,138)	(54,028)

Net income	$30,639	$9,683	$51,687	$19,986

          Income from homebuilding and land development joint ventures as presented in the accompanying condensed consolidated financial statements reflect our proportionate share of the income of these joint ventures.  Our ownership interests in the joint ventures detailed above vary, but are generally less than or equal to 50 percent.

          There were no homebuilding or land development joint ventures entered into or modified after January 31, 2003 which were required to be consolidated by us in accordance with FIN 46.  We are still evaluating the impact of FIN 46 for all unconsolidated homebuilding and land development joint ventures entered into prior to February 1, 2003.  However, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

8.       Acquisitions

          On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. In connection with this acquisition, we recorded goodwill of approximately $12.5 million. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area.

          On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the estimated contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $15.9 million. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share. The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005. Contingent payments, if any, are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end.  We recorded goodwill for the six month period ended June 30, 2003 of approximately $627,000 related to the earnout arrangement.  Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area.

          On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash (including the estimated contingent payments described below) and stock, plus the repayment of approximately $46 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million.  The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million paid in January 2003 and contingent payments estimated to equal approximately $14.5 million.  The contingent payments are subject to an annual earnout arrangement based on a percentage of pretax income of Westfield Homes for the period subsequent to the acquisition through December 31, 2002 and for the years ended December 31, 2003 through December 31, 2005. Contingent payments, if any, are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end.  We recorded additional goodwill for the 2002 earnout period and for the six month period ended June 30, 2003 of approximately $1.3 million and $842,000, respectively.  The stock component consisted of the issuance of 459,552 shares of Standard Pacific common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas.  We did not acquire Westfield’s Illinois operations.

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

          The following unaudited pro forma condensed combined financial data for the three and six month periods ended June 30, 2002 were derived from our historical consolidated financial statements and the historical financial statements of Westfield Homes, Colony Homes and Westbrooke Homes prior to acquisition. The unaudited pro forma condensed combined financial data gives effect to these acquisitions as if they had occurred at the beginning of each period presented.

          The unaudited pro forma condensed combined financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the acquisitions had been consummated as of the dates indicated below and should not be construed as representative of future operating results.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

	(Dollars in thousands, except per share amounts)
Pro Forma:
Revenues	$505,515	$818,900
Net Income	$28,970	$50,579
Earnings Per Share:
Basic	$0.92	$1.64
Diluted	$0.88	$1.59
Weighted Average Common Shares Outstanding:
Basic	31,646,063	30,831,154
Diluted	32,743,707	31,860,313

9.       Warranty Costs

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

Six Months Ended June 30, 2003

(Dollars in thousands)
Accrued warranty reserve, beginning of the period	$16,984
Warranty reserve accrued during the period	8,212
Warranty costs paid during the period	(7,927)

Accrued warranty reserve, end of the period	$17,269

10.       Senior Notes

          In March 2003, we issued $125 million of 7.75% Senior Notes which mature on March 15, 2013 (the “7.75% Senior Notes”).  These notes were issued at a discount to yield approximately 7.88 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet.  Interest on these notes is payable on March 15 and September 15 of each year until maturity, commencing September 15, 2003.  The notes are redeemable at our option, in whole or in part commencing March 15, 2008 at 103.875 percent of par, with the call price reducing ratably to par on March 15, 2011.  Prior to March 15, 2008 the notes are redeemable pursuant to a “make whole” formula.  Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

          In May 2003, we issued $175 million of 6.875% Senior Notes which mature on May 15, 2011 (the
“6.875% Senior Notes”).  These notes were issued at par in a transaction exempt from the registration requirements of federal and state securities laws.  The initial purchasers of these notes sold the unregistered notes to Qualified Institutional Buyers pursuant to Rule 144A.  In connection with the issuance, we entered into a registration rights agreement with the initial purchasers of the notes which requires us, among other things, to exchange the unregistered notes for substantially similar notes registered under the Securities Act of 1933, as amended.  On June 24, 2003, we filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 to register the exchange notes.  The registration statement has not yet been declared effective by the SEC.  However, following the SEC’s declaration of the effectiveness of the registration statement we plan to commence an exchange offer pursuant to which we will offer to exchange the unregistered notes for registered notes, satisfying certain of our obligations under the registration rights agreement.  Interest is due and payable on May 15 and November 15 of each year until maturity, commencing November 15, 2003.  The notes are redeemable at our option pursuant to a “make whole” formula.  Net proceeds were approximately $173.4 million and were used to payoff borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

          The 7.75% and 6.875% Senior Notes are unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility.  We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales.  In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures), and (4) sell assets.  Also, upon a change in control, as defined in the governing indentures, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

11.       Commitments and Contingencies

          We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements.  As of June 30, 2003, we had cash deposits and letters of credit outstanding of approximately $27.0 million on land purchase contracts having a total remaining purchase price of $265.7 million.

          In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land.  Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility.  As of June 30, 2003, we had cash deposits and letters of credit outstanding of approximately $37.1 million on option contracts having a total remaining purchase price of  approximately $216.2 million.

          We also enter into land development and homebuilding joint ventures.  These joint ventures typically obtain secured acquisition, development and construction financing.  At June 30, 2003, our unconsolidated joint ventures had borrowings of approximately $264.7 million.  We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus estimated construction completion costs exceed a specified percentage of the value of the property securing the loan.  Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation.  Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down.  As of June 30, 2003, approximately $185.1 million of our unconsolidated joint venture borrowings were subject to these credit enhancements.

          We and our joint venture partners are also generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required construction.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.  In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders.  In some instances these environmental indemnities are subject to caps.  In each case, we have performed due diligence on potential environmental risks including obtaining an independent environmental review from outside consultants.  These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

          Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called, and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  As of June 30, 2003, our joint ventures had approximately $142.7 million of surety bonds outstanding subject to these indemnity arrangements.

          We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $69.2 million at June 30, 2003, and carried a weighted average interest rate of approximately 5.1 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to its investors or through its interest rate hedging program. As of June 30, 2003, Family Lending had approximately $109.6 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $95.3 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of June 30, 2003, Family Lending held approximately $11.3 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

12.       Accounting for Guarantees

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The disclosure requirements of FIN 45 became effective as of December 31, 2002, and we adopted that portion of the pronouncement as of that date.  The initial recognition and measurement requirements of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Recognition of a liability is required to be recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement.  The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material impact on our financial condition or results of operations.

          The types of guarantees that we provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of June 30, 2003, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 11 for further discussion).

13.       Recent Accounting Pronouncements

          In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS 145 did not have any impact on our financial position or results of operations.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS 146 did not have any impact on our financial position or results of operations.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have any impact on our financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Homebuilding:
Revenues	$515,197	$444,731	$914,930	$730,648
Cost of sales	(408,800)	(367,185)	(730,707)	(599,532)

Gross margin	106,397	77,546	184,223	131,116

Gross margin percentage	20.7%	17.4%	20.1%	17.9%

Selling, general and administrative expenses	(52,693)	(38,612)	(98,528)	(66,317)
Income from unconsolidated joint ventures	13,899	3,918	22,127	7,506
Interest expense	(1,831)	(1,495)	(3,487)	(2,573)
Other income	312	171	627	179

Homebuilding pretax income	66,084	41,528	104,962	69,911

Financial Services:
Revenues	5,545	3,092	9,818	5,698
Expenses	(3,554)	(2,008)	(6,677)	(3,914)
Income from unconsolidated joint ventures	735	433	1,389	826
Other income	68	37	103	96

Financial services pretax income	2,794	1,554	4,633	2,706

Income before taxes	68,878	43,082	109,595	72,617
Provision for income taxes	(26,915)	(17,093)	(42,843)	(28,839)

Net Income	$41,963	$25,989	$66,752	$43,778

Net cash provided by (used in) operating activities (1)	$(63,742)	$39,733	$(153,064)	$37,186

Net cash provided by (used in) investing activities (1)	$8,648	$(123,488)	$(17,468)	$(129,966)

Net cash provided by (used in) financing activities (1)	$131,986	$95,042	$240,052	$107,638

Adjusted Homebuilding EBITDA (2)	$80,252	$57,392	$134,517	$98,178

(1)	Amounts were derived from our condensed consolidated statements of cash flows.

(2)

Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before  (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) noncash impairment charges, if any (e) homebuilding depreciation and amortization, (f) income from unconsolidated joint ventures, and (g) income from our financial services subsidiary.  Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently.  We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing.  However, it should be noted that Adjusted Homebuilding EBITDA is a non-GAAP financial measure.  Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flow from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States.  The tables set forth below reconcile net cash provided by (used in) operating activities and net income, calculated and presented in accordance with accounting principles generally accepted in the United States, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(63,742)	$39,733	$(153,064)	$37,186
Add:
Income taxes	26,915	17,093	42,843	28,839
Homebuilding interest expense	1,831	1,495	3,487	2,573
Expensing of previously capitalized interest included in cost of sales	14,590	12,512	24,109	21,598
Less:
Income from our financial services subsidiary	1,991	1,084	3,141	1,784
Depreciation and amortization from financial services subsidiary	79	41	156	85
Net changes in operating assets and liabilities:
Mortgages, other notes and receivables	(1,037)	1,823	(32,002)	(38,937)
Inventories-owned	150,550	3,315	278,020	46,624
Inventories-not owned	(36,591)	(1,406)	(36,591)	(1,406)
Deferred income taxes	1,273	5,664	(5,162)	(775)
Other assets	2,110	(927)	(8,194)	(1,649)
Accounts payable	(5,643)	(4,751)	2,677	2,945
Accrued liabilities	(33,745)	(16,034)	(4,120)	3,049
Liabilities from inventories not owned	25,811	—	25,811	—

Adjusted Homebuilding EBITDA	$80,252	$57,392	$134,517	$98,178

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Net income	41,963	$25,989	$66,752	$43,778
Add:
Cash distributions of income from unconsolidated joint ventures	10,788	5,186	22,445	10,416
Income taxes	26,915	17,093	42,843	28,839
Homebuilding interest expense	1,831	1,495	3,487	2,573
Expensing of previously capitalized interest included in cost of sales	14,590	12,512	24,109	21,598
Homebuilding depreciation and amortization	790	552	1,538	1,090
Less:
Income from unconsolidated joint ventures	14,634	4,351	23,516	8,332
Income from our financial services subsidiary	1,991	1,084	3,141	1,784

Adjusted Homebuilding EBITDA	$80,252	$57,392	$134,517	$98,178

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

New homes delivered:
Southern California	406	419	739	714
Northern California	118	155	241	266

Total California	524	574	980	980

Texas	119	116	229	247
Arizona	315	372	643	653
Colorado	74	83	111	137
Florida	533	228	846	228
Carolinas	132	—	239	—

Consolidated total	1,697	1,373	3,048	2,245

Unconsolidated joint ventures(1):
Southern California	88	55	191	77
Northern California	37	—	53	—

Total unconsolidated joint ventures	125	55	244	77

Total	1,822	1,428	3,292	2,322

Average selling prices of homes delivered:
California (excluding joint ventures)	$512,000	$468,000	$508,000	$460,000
Texas	$271,000	$285,000	$273,000	$280,000
Arizona	$185,000	$172,000	$179,000	$174,000
Colorado	$308,000	$345,000	$310,000	$339,000
Florida	$185,000	$218,000	$183,000	$218,000
Carolinas	$133,000	$—	$134,000	$—
Consolidated (excluding joint ventures)	$293,000	$324,000	$294,000	$325,000
Unconsolidated joint ventures (California)(1)	$553,000	$498,000	$543,000	$516,000
Total (including joint ventures)	$311,000	$330,000	$312,000	$331,000
Net new orders:
Southern California	561	567	1,084	1,166
Northern California	184	223	331	432

Total California	745	790	1,415	1,598

Texas	128	150	246	290
Arizona	545	383	928	870
Colorado	82	68	170	162
Florida	760	281	1,473	281
Carolinas	144	—	309	—

Consolidated total	2,404	1,672	4,541	3,201

Unconsolidated joint ventures(1):
Southern California	105	123	216	192
Northern California	74	54	119	78

Total unconsolidated joint ventures	179	177	335	270

Total	2,583	1,849	4,876	3,471

(1)

Numbers presented regarding unconsolidated joint venture deliveries, average selling prices, orders, average selling communities and backlog reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures.

Selected Operating Data – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Average number of selling communities during the period:
Southern California	21	22	22	23
Northern California	14	14	14	14
Texas	18	24	20	24
Arizona	23	20	23	21
Colorado	12	10	12	10
Florida	32	9	30	5
Carolinas	10	—	9	—

Consolidated total	130	99	130	97

Unconsolidated joint ventures(1):
Southern California	4	6	5	6
Northern California	5	3	4	2

Total unconsolidated joint ventures	9	9	9	8

Total	139	108	139	105

	At June 30,

	2003	2002

Backlog (in homes):
Southern California	1,201	1,016
Northern California	247	241

Total California	1,448	1,257

Texas	163	190
Arizona	852	743
Colorado	147	103
Florida	1,661	679
Carolinas	151	—

Consolidated total	4,422	2,972

Unconsolidated joint ventures(1):
Southern California	249	122
Northern California	109	78

Total unconsolidated joint ventures	358	200

Total	4,780	3,172

Backlog (estimated dollar value in thousands):
Consolidated total	$1,333,850	$968,894
Unconsolidated joint ventures (California)(1)	183,374	106,835

Total	$1,517,224	$1,075,729

Building sites owned or controlled:
Southern California	9,810	5,754
Northern California	3,532	3,015

Total California	13,342	8,769

Texas	2,758	2,591
Arizona	4,671	4,350
Colorado	1,681	1,817
Florida	10,216	3,818
Carolinas	3,300	—

Total	35,968	21,345

Total building sites owned	17,458	13,716
Total building sites optioned	12,267	4,978
Total joint venture lots	6,243	2,651

Total	35,968	21,345

Completed and unsold homes	145	163

Homes under construction	4,237	2,939

Critical Accounting Policies

          The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those which impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations, and require the more significant judgments and estimates:

•	Business combinations;

•	Cost of sales;

•	Inventories;

•	Goodwill;

•	Unconsolidated homebuilding joint ventures; and

•	Variable interest entities.

          Variable Interest Entities

          Certain land purchase contracts and lot option contracts are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”).  In addition, all joint ventures are reviewed and analyzed under FIN 46 to determine whether or not these arrangements are accounted for under the principles of FIN 46 or other accounting rules (see unconsolidated homebuilding joint ventures critical accounting policy in our Form 10-K for the year ended December 31, 2002).  Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both is considered the primary beneficiary and must consolidate the VIE.  Expected losses and residual returns for VIE’s are calculated based on the probability of estimated future cash flows as defined in FIN 46.  Based on the provisions of FIN 46, whenever we enter into a land purchase contract or an option contract for land or lots with an entity and make a non-refundable deposit, or enter into a homebuilding or land development joint venture, a VIE may be created and the arrangement is evaluated under FIN 46.  The assumptions used by us when we evaluate whether the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties, the calculation of expected losses and expected residual returns, and the probability of estimated future cash flows require significant judgment and are based on future events that may or may not occur.

          For a more detailed description of our critical accounting policies please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002.

          The Three and Six Month Periods Ended June 30, 2003 Compared to The Three and Six Month Periods Ended June 30, 2002

          Overview

          Net income for the 2003 second quarter increased 61 percent to $42.0 million, or $1.26 per diluted share, compared to $26.0 million, or $0.81 per diluted share, for the year earlier period.  The increase in net income was driven by a 59 percent increase in homebuilding pretax income to $66.1 million, an 80 percent increase in financial services pretax income to $2.8 million and a 60 basis point reduction in our effective income tax rate to 39.1 percent.  For the six months ended June 30, 2003, net income increased 52 percent to $66.8 million, or $2.01 per diluted share, compared to $43.8 million, or $1.40 per diluted share, for the year earlier period.  The increase in net income was driven by a 50 percent increase in homebuilding pretax income to $105.0 million, a 71 percent increase in financial services pretax income to $4.6 million, and a 60 basis point reduction in our effective income tax rate to 39.1 percent.  Results of operations for the three and six month periods ended June 30, 2003 include the results of our new Florida and Carolina operations acquired during the second and third quarters of 2002.

          Homebuilding

          Homebuilding pretax income for the 2003 second quarter was up 59 percent to $66.1 million compared to $41.5 million last year.  The higher level of pretax income was driven by a 16 percent increase in homebuilding revenues, a 330 basis point improvement in our homebuilding gross margin percentage and a $10.0 million increase in joint venture income.  These increases were partially offset by a 150 basis point increase in our selling, general and administrative (“SG&A”) expenses as a percentage of homebuilding revenues.

          For the first six months of 2003, homebuilding pretax income increased 50 percent to $105.0 million compared to $69.9 million in the year earlier period.  This increase was primarily the result of a 25 percent increase in homebuilding revenues, a 220 basis point improvement in our homebuilding gross margin percentage and a $14.6 million increase in joint venture income.  These increases were offset in part by a 170 basis point increase in our SG&A rate.

          Homebuilding revenues for the 2003 second quarter were $515.2 million compared to $444.7 million in the year earlier period.  The 16 percent increase in revenues was driven by a 24 percent increase in new home deliveries (exclusive of joint ventures) and a $17 million increase in land sales to $17.5 million due primarily to the disposition of two land parcels in Texas.  Excluding the 665 homes delivered from our new Florida and Carolina operations, consolidated deliveries declined 10 percent. The impact of the higher delivery volume was offset in part by a 10 percent decrease in our average home price to $293,000.

          During the 2003 second quarter we delivered 524 new homes in California (exclusive of joint ventures), a 9 percent decrease compared to the 2002 second quarter.  Including joint ventures, deliveries were up 3 percent in California to 649 homes, which reflects strong housing market conditions in most areas of the state.  Including joint ventures, deliveries were up 4 percent in Southern California to 494 new homes and were flat in Northern California at 155 new homes.  In Arizona, new home deliveries were off 15 percent to 315 new homes. The decrease was due to the timing of new home sales and project openings. Deliveries for the full year in Arizona are expected to be in line with the record 2002 volume levels. Deliveries were up 3 percent in Texas and down 11 percent in Colorado, to 119 homes and 74 homes, respectively, with these unit volume levels continuing to reflect slower demand for new housing in these markets.  In Florida and the Carolinas, we delivered 533 and 132 new homes, respectively, during the 2003 second quarter. These delivery levels reflect healthy demand for new homes in these markets.

          Homebuilding revenues for the six months ended June 30, 2003 were up 25 percent to $914.9 million compared to $730.6 million for the year earlier period.  The increase in revenues was due to a 36 percent increase in consolidated new home deliveries, including 1,085 deliveries from our new Florida and Carolina operations in 2003 compared to 228 deliveries for the same period last year.  The higher revenue levels were partially offset by a 10 percent decline in our consolidated average home price to $294,000.

          During the 2003 second quarter our average home price declined 10 percent to $293,000. Our consolidated average home price for the full year is expected to be around $300,000 compared to $314,000 in 2002 which reflects our efforts to broaden our price points in our existing markets as well as our expansion into the Southeastern United States where our average price is expected to be approximately $170,000. The average home price in California (exclusive of joint ventures) was up 9 percent to $512,000.  The higher price primarily reflects general increases in new home prices in the state.  The average home price in Arizona increased 8 percent to $185,000 reflecting a change in the mix of new homes delivered.  In Texas and Colorado our average home prices were down 5 percent and 11 percent, respectively, and primarily reflect a shift in our product mix to lower priced homes.  Our average home prices in Florida and the Carolinas during the quarter were $185,000 and $133,000, respectively, and reflect a product orientation towards the entry level and first-time move-up buyer.

          For the quarter ended June 30, 2003, our homebuilding gross margin percentage was up 330 basis points over the year earlier period to 20.7 percent .  The increase in the year-over-year gross margin percentage was driven primarily by higher gross margin percentages in both Southern and Northern California and in Arizona, and the above average margins percentages generated in Florida.  Margins were off in Texas and Colorado reflecting the impact of slower economic conditions in those regions. For the full year, we expect our homebuilding gross margin percentage to be approximately 21.0 percent compared to 18.3 percent last year. The higher gross margin percentage reflects our ability to raise home prices in most of our California and Florida markets and improving margins in Arizona due to volume and cost efficiencies.  In addition, our 2002 gross margin percentage reflects the impact of purchase accounting adjustments recorded during the 2002 second quarter related to our Westbrooke and Colony acquisitions.  These adjustments consisted of writing-up the inventory of homes in our backlog to their estimated fair values, which resulted in a reduction in our gross margin percentage in the 2002 second quarter and for the full year.

          For the six months ended June 30, 2003, our homebuilding gross margin percentage increased 220 basis points to 20.1 percent  compared to 17.9 percent in the year earlier period.  This increase was primarily the result of improved gross margins in Southern California, Arizona and Florida.  To a lesser extent, the gross margin percentage in 2002 was negatively impacted by the purchase accounting adjustments described above.

          SG&A expenses (including corporate G&A) for the 2003 second quarter were 10.2 percent of homebuilding revenues compared to 8.7 percent for the same period last year.  SG&A expenses for the six months ended June 30, 2003 were 10.8 percent compared to 9.1 percent in the year earlier period.  The increase in SG&A expenses as a percentage of homebuilding revenues was due primarily to the increase in deliveries from markets outside of California, which generally incur higher levels of sales and marketing and G&A expenses, and to higher incentive compensation expense companywide as a result of our increased profitability.  We expect that our full year SG&A rate will be approximately 10 percent.

          Income from unconsolidated joint ventures for the 2003 second quarter was up 255 percent from the year earlier period to $13.9 million, driven primarily by an increase in joint venture deliveries from 55 last year to 125 this year and from an increase in joint venture income from land sales to other builders. For the full year we expect to generate approximately $50 million in joint venture income from approximately 575 new home deliveries and from land sales to other builders.

          New orders for the 2003 second quarter were up 40 percent to 2,583 new homes on a 29 percent increase in average community count.  Excluding the contributions from our 2002 Florida and Carolina acquisitions, orders were up 7 percent.  Our cancellation rate for the 2003 second quarter declined to 15 percent versus 17 percent for the same period last year.  Orders were off 3 percent in Southern California on a 11 percent decline in average new home communities, down 7 percent in Northern California on a 12 percent higher average community count, up 42 percent in Arizona on a 15 percent higher average community count, down 15 percent in Texas on a 25 percent lower average community count and up 21 percent in Colorado on a 20 percent increase in average community count.  For the 2003 second quarter we generated 760 net new orders in Florida from 32 active selling communities and 144 orders in the Carolinas from 10 communities.  The order trends in California, Arizona, Florida and the Carolinas generally reflect healthy housing market conditions in those regions, while the order levels in Texas and Colorado still reflect the impact of generally weak economic conditions on the demand for new housing.  During the first half of 2003 we opened 39 percent fewer new communities in our existing markets compared to the same period last year.

          The record level of new home orders for the 2003 second quarter resulted in an all-time high quarter-end backlog of 4,780 presold homes (including 358 joint venture homes) valued at an estimated $1.5 billion (including $183 million of joint venture backlog), an increase of 41 percent over the June 30, 2002 backlog value.  The higher level of orders and backlog was driven primarily by our new Southeastern operations.

          We ended the 2003 second quarter with 143 active selling communities, a 31 percent increase over the year earlier period.  We plan on opening approximately 50 new communities over the second half of the year compared to 25 for the same period last year which would result in a total of approximately 90 new community openings for all of 2003, a 40 to 45 percent increase over the total number of communities opened in 2002.  By the end of 2003 we expect to have approximately 155 active subdivisions, which would be a 14 percent increase over the 2002 year-end community count level.

          Financial Services

          Revenues for our financial services segment for the 2003 second quarter, which represents our mortgage banking operations in California and South Florida, were up 79 percent to $5.5 million compared to $3.1 million for the same period last year.  The higher level of revenues was driven by a 76 percent increase in the volume of mortgage loans sold, a modest increase in the profit margin on loans sold and an increase in net interest income.  The higher level of loan volume was driven by an increase in our California capture rate to 63 percent from 59 percent for the same period last year and the commencement of loan originations in South Florida during the third quarter of last year. The higher margin on loans sold benefited from the favorable decreasing interest rate environment during the quarter.

          For the six months ended June 30, 2003, financial services revenues increased 72 percent to $9.8 million compared to $5.7 million during the year earlier period.  This increase was driven by a 61 percent increase in the volume of mortgages sold, increased profit margins on loans sold and an increase in net interest income.  The higher loan volume was attributable to an increase in the California capture rate to 65 percent and the commencement of lending operations in South Florida in the second half of 2002.

          For the three and six months ended June 30, 2003, expenses for the financial services segment were up 77 percent and 71 percent, respectively from the year earlier periods, and were the result of higher revenue and earnings levels, along with expenses incurred in connection with our expansion into the South Florida market.

          Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions which operate in conjunction with our homebuilding divisions in Arizona, Texas, Colorado, the Carolinas, and Tampa and Southwestern Florida, was up 70 percent to $735,000.  The higher level of income was primarily due to the addition of the Florida and Carolina joint venture last year through the acquisition of Westfield Homes.

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

          In January 2003, we entered into a new $450 million unsecured revolving credit facility.  The new facility matures on October 31, 2005 and contains provisions allowing us, at our option, to extend the maturity date of the facility to October 31, 2006.  In addition, the facility contains a provision allowing us to increase the total aggregate commitment under the facility up to $550 million, subject to the availability of additional bank lending commitments.  Certain of our wholly-owned subsidiaries guarantee our obligations under the facility.

          The facility includes financial covenants, including the following:

•

a covenant that, as of June 30, 2003, requires us to maintain not less than $597.9 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

	•	our combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.50 to 1.0;

	•	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0; and

	•	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•

an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0 (subject to certain exceptions).

          The facility also limits, among other things, our investments in joint ventures and the amount of dividends we can pay.  These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the facility and from other sources.  At June 30, 2003, we had no borrowings outstanding and had issued approximately $46.3 million of letters of credit under the facility.  As of June 30, 2003, and throughout the periods presented, we were in compliance with the covenants of the facility.  Our ability to renew and extend the facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

          We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $140 million.  Mortgage loans are typically financed under the facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors.  The facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants, and have current maturity dates ranging from October 3, 2003 to June 28, 2004.  At June 30, 2003, we had approximately $69.3 million advanced under these facilities.

          In March 2003, we issued $125 million of 7.75% Senior Notes which mature on March 15, 2013.  These notes were issued at a discount to yield approximately 7.88 percent and are senior unsecured obligations.  Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

          In May 2003, we issued $175 million of 6.875% Senior Notes which mature on May 15, 2011.  These notes were issued at par in a transaction exempt from the registration requirements of federal and state securities laws.  The initial purchasers of these notes sold the unregistered notes to Qualified Institutional Buyers pursuant to Rule 144A.  In connection with the issuance, we entered into a registration rights agreement with the initial purchasers of the notes which requires us, among other things, to exchange the unregistered notes for substantially similar notes registered under the Securities Act of 1933, as amended.  On June 24, 2003, we filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 to register the exchange notes.  The registration statement has not yet been declared effective by the SEC.  However, following the SEC’s declaration of the effectiveness of the registration statement we plan to commence an exchange offer pursuant to which we will offer to exchange the unregistered notes for registered notes, satisfying certain of our obligations under the registration rights agreement.  The notes are senior unsecured obligations.  Net proceeds were approximately $173.4 million and were used to pay off our borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

          For both the 7.75% notes and 6.875% notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales.  In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures), and (4) sell assets.  Also, upon a change in control we are required to make an offer to purchase these notes at 101 percent of the principal amount.

          We evaluate our capital needs and the public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group or other sources, or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

          From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financing are used to finance land acquisitions and development costs.  At June 30, 2003, we had approximately $14.8 million outstanding in trust deed and other notes payable, including CDD bonds.

          We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  As of June 30, 2003, we had cash deposits and letters of credit outstanding of approximately $27.0 million on land purchase contracts having a total remaining purchase price of approximately $265.7 million.

          We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources.  These option contracts also help us manage the financial and market risk associated with land holdings.  Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility.  As of June 30, 2003, we had cash deposits and letters of credit outstanding of approximately $37.1 million on option contracts having a total remaining purchase price of approximately $216.2 million.  Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences.  Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

          We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base.  These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources.  We plan to continue using these types of arrangements to finance the development of properties as opportunities arise.  At June 30, 2003, these unconsolidated joint ventures had borrowings which totaled approximately $264.7 million which, in accordance with generally accepted accounting principles, are not recorded in our accompanying condensed consolidated balance sheet.  We and our joint venture partners generally provide credit enhancements to this financing in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan.  Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation.  Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down.  In addition, we and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction.  Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

          We paid approximately $5.2 million, or $0.16 per common share in dividends to our stockholders during the six months ended June 30, 2003.  Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall leverage.  Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay.  On July 24, 2003, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock.  This dividend is will be payable on August 28, 2003 to stockholders of record on August 14, 2003.

          During the six months ended June 30, 2003, we issued 406,613 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $6.1 million.

          In April 2001, our Board of Directors authorized a $35 million stock repurchase plan that replaced our previously authorized repurchase plan.  In October 2002, our Board increased the buyback limit to $50 million, and in January 2003 the Board increased the limit to $75 million.  Through July 31, 2003, we had repurchased 1,631,500 shares of common stock for approximately $34.4 million under the plan, leaving a balance of approximately $40.6 million for future share repurchases.

          As part of the repurchase program, in November 2002, we adopted a repurchase plan under Rule  10b5-1 of the Securities Exchange Act of 1934, as amended.  Rule 10b5-1 permits us to implement a repurchase plan that sets forth specific terms and conditions pursuant to which a broker designated by us will conduct stock repurchases on our behalf, even if such repurchases are to be carried out during time periods when we would ordinarily be prohibited from conducting repurchases because of our possession of material nonpublic information.  Our plan provides our broker with the authority to repurchase on our behalf up to an aggregate of $12.3 million of Standard Pacific common stock between December 1, 2002 and December 31, 2003, if the terms and conditions set forth in our plan are met.  As of July 31, 2003, no repurchases had been made pursuant to the plan.  During the term of the plan, we may also elect to make common stock repurchases outside the plan, if market conditions permit and we are not otherwise prohibited by our self-imposed trading blackout windows, possession of material nonpublic information, or any other applicable law, rule or regulation.

          We have no other material commitments or off-balance sheet financing arrangements that under current market conditions are expected to materially affect our future liquidity.

Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS 145 did not have any impact on our financial position or results of operations.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS 146 did not have any impact on our financial position or results of operations.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The disclosure requirements of FIN 45 became effective as of December 31, 2002, and we adopted that portion of the pronouncement as of that date.  The initial recognition and measurement requirements of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement.  The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material impact on our financial condition or results of operations.

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”).  Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE.  Expected losses and residual returns for VIE’s are calculated based on the probability of estimated future cash flows as defined in FIN 46.  FIN 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during our fiscal quarter ended September 30, 2003.  The initial adoption of FIN 46 for arrangements entered into or modified after January 31, 2003 did not have a material impact on our financial position or results of operations.  We are still evaluating the impact of FIN 46 for all arrangements entered into prior to February 1, 2003, however, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have any impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt.  Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the period ended June 30, 2003.  We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

          As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, SPH Mortgage, WRT Financial and Westfield Home Mortgage.  Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors.  In the case of Family Lending, these loans are presold to third party investors.  Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents.  Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

          To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis.  When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk.  To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors.  Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk which could result in losses on loans originated in this manner if not hedged properly.  As of June 30, 2003, Family Lending had approximately $109.6 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $95.3 million were hedged by forward sale commitments of mortgage-backed securities.

          Please see our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion related to our market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

          (a)   As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to Standard Pacific (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

          (b)   There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	housing market conditions;
•	sales orders and our backlog of homes and their estimated sales value;
•	our expected average home prices, deliveries, new and active community openings and margins;
•	contingent earn-out payments in connection with acquisitions;
•	our ability to continue to utilize joint venture vehicles;
•	the sufficiency of our capital resources;
•	the expected impact of new accounting pronouncements, including FIN 46;
•	our expectation as to our year end SG&A rate;
•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;
•	our exposure to market risks, including fluctuations in interest rates;
•	the effectiveness and adequacy of our disclosure and internal controls;
•	the potential value of and expense related to stock option grants;
•	our intent to effect a registered exchange offer of our 6.875% Senior Notes; and
•	joint venture deliveries, land sales and income.

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

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

                              Not applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

                              Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

                              Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At our Annual Meeting held on May 14, 2003, Standard Pacific’s stockholders re-elected Michael C. Cortney, Ronald R. Foell and Jeffrey V. Peterson as Class III directors.  In addition, the term of office of the following Class I and II directors continued after the Annual Meeting: Stephen J. Scarborough, Dr. James Doti, Douglas C. Jacobs, Keith D. Koeller, Larry D. McNabb and Andrew H. Parnes.  Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-votes

Election of Michael C. Cortney	29,473,770	N/A	587,897	N/A
Election of Ronald R. Foell	23,934,939	N/A	6,126,728	N/A
Election of Jeffrey V. Peterson	29,625,375	N/A	436,292	N/A

ITEM 5.	OTHER INFORMATION

                              Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	4.1	Amended and Restated Rights Agreement dated as of July 24, 2003, by and between the Registrant and Mellon Investor Services LLC.

	4.2	Fifth Supplemental Indenture relating to the Registrant’s 6.875% Senior Notes due 2011, dated as of May 12, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee.

	31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K

	(i)	Form 8-K dated April 1, 2003 reporting the Registrant’s issuance of a press release announcing preliminary new home orders for the three month period ended March 31, 2003.

	(ii)	Form 8-K dated April 28, 2003 reporting the Registrant’s issuance of a press release announcing financial results for the quarter ended March 31, 2003.

	(iii)	Form 8-K dated May 12, 2003 reporting the Registrant’s issuance of a press release announcing the sale of $175,000,000 of 6.875% Senior Notes due 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated:	August 11, 2003	By:	/s/ STEPHEN J. SCARBOROUGH

Stephen J. Scarborough Chief Executive Officer and Chairman of the Board

Dated:	August 11, 2003	By:	/s/ ANDREW H. PARNES

Andrew H. Parnes Senior Vice President - Finance and Chief Financial Officer