Form 10-Q
period 2003-09-30
STANDARD PACIFIC CORP /DE/
filed 2003-11-10
CIK 878560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at November 5, 2003: 32,827,268

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Homebuilding:
Revenues	$623,936	$462,252	$1,538,866	$1,192,899
Cost of sales	(488,653)	(386,666)	(1,219,360)	(986,198)

Gross margin	135,283	75,586	319,506	206,701

Selling, general and administrative expenses	(58,239)	(44,954)	(156,768)	(111,271)
Income from unconsolidated joint ventures	17,779	5,835	39,906	13,341
Interest expense	(1,662)	(1,472)	(5,149)	(4,045)
Other income	407	177	1,034	357

Homebuilding pretax income	93,568	35,172	198,529	105,083

Financial Services:
Revenues	4,064	2,881	13,882	8,580
Expenses	(3,800)	(2,272)	(10,478)	(6,187)
Income from unconsolidated joint ventures	864	656	2,253	1,482
Other income	106	93	210	189

Financial services pretax income	1,234	1,358	5,867	4,064

Income before taxes	94,802	36,530	204,396	109,147
Provision for income taxes	(36,905)	(13,913)	(79,747)	(42,753)

Net Income	$57,897	$22,617	$124,649	$66,394

Earnings Per Share:
Basic	$1.78	$0.70	$3.85	$2.14
Diluted	$1.72	$0.68	$3.74	$2.07

Weighted Average Common Shares Outstanding:
Basic	32,571,581	32,540,965	32,361,335	31,037,223
Diluted	33,589,951	33,409,731	33,337,208	32,013,143

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$262,554	$22,245
Mortgage notes receivable and accrued interest	6,009	3,682
Other notes and receivables	36,286	34,451
Inventories:
Owned	1,602,791	1,267,374
Not owned	107,120	108,389
Investments in and advances to unconsolidated joint ventures	141,262	122,460
Property and equipment, net	7,317	7,524
Deferred income taxes	17,548	18,611
Other assets	22,479	19,097
Goodwill	60,908	58,062

	2,264,274	1,661,895

Financial Services:
Cash and equivalents	13,837	5,406
Mortgage loans held for sale	57,021	109,861
Other assets	3,040	14,964

	73,898	130,231

Total Assets	$2,338,172	$1,792,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$72,828	$71,439
Accrued liabilities	173,582	147,677
Liabilities from inventories not owned	18,585	46,155
Trust deed and other notes payable	18,421	16,670
Senior notes payable	922,614	473,469
Senior subordinated notes payable	148,915	148,854

	1,354,945	904,264

Financial Services:
Accounts payable and other liabilities	2,257	2,116
Mortgage credit facilities	52,110	111,988

	54,367	114,104

Total Liabilities	1,409,312	1,018,368

Minority interests	30,320	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,605,983 and 32,183,630 shares outstanding, respectively	326	322
Additional paid-in capital	377,619	369,723
Retained earnings	520,595	403,713

Total Stockholders’ Equity	898,540	773,758

Total Liabilities and Stockholders’ Equity	$2,338,172	$1,792,126

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$124,649	$66,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated joint ventures	(42,159)	(14,823)
Cash distributions of income from unconsolidated joint ventures	30,664	11,636
Depreciation and amortization	2,585	1,808
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	48,678	26,509
Inventories - owned	(300,763)	(111,707)
Inventories - not owned	35,497	14,263
Deferred income taxes	1,063	3,085
Other assets	12,526	(5,815)
Accounts payable	1,389	389
Accrued liabilities	33,886	9,454
Liabilities from inventories not owned	(31,478)	—

Net cash provided by (used in) operating activities	(83,463)	1,193

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(8,330)	(183,088)
Investments in and advances to unconsolidated homebuilding joint ventures	(73,682)	(85,054)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	48,612	58,781
Net additions to property and equipment	(2,110)	(804)

Net cash provided by (used in) investing activities	(35,510)	(210,165)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facilities	—	33,150
Principal payments on trust deed and other notes payable	(14,855)	(20,246)
Net proceeds from the issuance of senior notes payable	444,669	—
Net proceeds from the issuance of senior subordinated notes payable	—	146,963
Net proceeds from (payments on) mortgage credit facilities	(59,878)	(27,920)
Net proceeds from the issuance of common stock	—	80,538
Dividends paid	(7,767)	(7,555)
Repurchase of common shares	(1,607)	—
Proceeds from the exercise of stock options	7,151	4,649

Net cash provided by (used in) financing activities	367,713	209,579

Net increase (decrease) in cash and equivalents	248,740	607
Cash and equivalents at beginning of period	27,651	9,202

Cash and equivalents at end of period	$276,391	$9,809

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$45,274	$33,420
Income taxes	76,543	39,697

Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$16,606	$14,884
Net inventory received as distributions from unconsolidated homebuilding joint ventures	17,768	3,688
Deferred purchase price recorded in connection with acquisitions	2,876	—
Expenses capitalized in connection with the issuance of senior and senior subordinated notes	4,257	1,838
Trust deed and other notes payable assumed in connection with acquisition	—	1,174
Issuance of common stock in connection with acquisition	—	18,908
Income tax benefit credited in connection with stock option exercises	2,356	1,697
Inventories not owned	34,228	50,132
Liabilities from inventories not owned	3,908	50,132
Minority interests	30,320	—

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2003, and the results of operations and cash flows for the periods presented.

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

2. Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as amended by FASB Staff Position No. 46-6 in October 2003 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 is effective immediately for arrangements entered into after January 31, 2003, and will be applied as of December 31, 2003, to all arrangements entered into before February 1, 2003. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003, did not have a material impact on our financial position or results of operations (see Notes 5 and 7 for further discussion). We are still evaluating the impact of FIN 46 for all arrangements entered into prior to February 1, 2003. However, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

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

	Three Months Ended September 30,
	2003			2002
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$57,897	32,571,581	$1.78	$22,617	32,540,965	$0.70
Effect of dilutive stock options	—	1,018,370		—	868,766

Diluted earnings per share	$57,897	33,589,951	$1.72	$22,617	33,409,731	$0.68

	Nine Months Ended September 30,
	2003			2002
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$124,649	32,361,335	$3.85	$66,394	31,037,223	$2.14
Effect of dilutive stock options	—	975,873		—	975,920

Diluted earnings per share	$124,649	33,337,208	$3.74	$66,394	32,013,143	$2.07

4. Stock-Based Compensation

We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. In accordance with the intrinsic value method of accounting, no stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant, and the vesting of the options is not dependent on any future performance conditions. In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to our stock option plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$57,897	$22,617	$124,649	$66,394
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,054)	(761)	(2,418)	(2,242)

Net income, as adjusted	$56,843	$21,856	$122,231	$64,152

Earnings per share:
Basic—as reported	$1.78	$0.70	$3.85	$2.14
Basic—as adjusted	$1.75	$0.67	$3.78	$2.07

Diluted—as reported	$1.72	$0.68	$3.74	$2.07
Diluted—as adjusted	$1.69	$0.66	$3.67	$2.01

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

5. Inventories

Inventories consisted of the following at:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Inventories owned:
Land and land under development	$966,293	$731,780
Homes completed and under construction	554,084	449,600
Model homes	82,414	85,994

Total inventories owned	$1,602,791	$1,267,374

Inventories not owned:
Land purchase and land option deposits	$58,215	$62,234
Variable interest entities, net of deposits	31,970	—
Other land option contracts, net of deposits	16,935	46,155

Total inventories not owned	$107,120	$108,389

Under FIN 46, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. If a VIE exists and we have a variable interest in that entity, FIN 46 may require us to calculate expected losses and residual returns for the VIE based on the probability of estimated future cash flows as described in FIN 46. If we are deemed to be the primary beneficiary of a VIE, we are required to consolidate the VIE on our balance sheet.

At September 30, 2003, we consolidated eight VIEs as a result of our option to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $1.3 million, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our condensed consolidated balance sheet at September 30, 2003, were inventories not owned related to these eight VIEs of approximately $32.0 million, liabilities from inventories not owned of approximately $1.7 million and minority interests of approximately $30.3 million. These amounts were recorded based on their estimated fair values at September 30, 2003. Creditors, if any, of these VIEs have no recourse against us.

6. Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Total homebuilding interest incurred	$20,037	$15,181	$54,902	$42,184
Less: Homebuilding interest capitalized to inventories owned	(18,375)	(13,709)	(49,753)	(38,139)

Homebuilding interest expense	$1,662	$1,472	$5,149	$4,045

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$18,686	$10,022	$42,795	$31,620

Homebuilding interest capitalized in ending inventories owned			$38,818	$35,409

7. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Our homebuilding joint ventures are generally entered into with developers and other homebuilders to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
Cash	$35,344	$24,960
Inventories	650,761	481,247
Other assets	30,778	29,240

Total assets	$716,883	$535,447

Liabilities and Equity:
Accounts payable and accrued liabilities	$79,576	$81,394
Construction loans and trust deed notes payable	285,424	227,138
Equity	351,883	226,915

Total liabilities and equity	$716,883	$535,447

Our share of equity shown above was approximately $131.2 million and $114.1 million at September 30, 2003 and December 31, 2002, respectively. Additionally, as of September 30, 2003 and December 31, 2002, we had advances outstanding of approximately $10.1 million and $8.4 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balance in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues	$113,158	$33,052	$309,983	$107,066
Cost of sales and expenses	(70,938)	(26,145)	(216,077)	(80,172)

Net income	$42,220	$6,907	$93,906	$26,894

Income from homebuilding and land development joint ventures as presented in the accompanying condensed consolidated financial statements reflect our proportionate share of the income of these joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

There were no homebuilding or land development joint ventures entered into after January 31, 2003 that were required to be consolidated by us in accordance with FIN 46. We are still evaluating the impact of FIN 46 for all unconsolidated homebuilding and land development joint ventures entered into prior to February 1, 2003. However, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

8. Acquisitions

On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. In connection with this acquisition, we recorded goodwill of approximately $12.5 million. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area.

On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the estimated contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $15.9 million. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share. The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005. Contingent payments are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. We recorded goodwill for the nine month period ended September 30, 2003 of approximately $1.0 million related to the earnout arrangement. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area.

On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash (including the estimated contingent payments described below) and stock, plus the repayment of approximately $46 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million. The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million paid in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments are subject to an annual earnout arrangement based on a percentage of pretax income of Westfield Homes for the period subsequent to the acquisition through December 31, 2002, and for the years ended December 31, 2003 through December 31, 2005. Contingent payments are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. We recorded additional goodwill for the 2002 earnout period and for the nine month period ended September 30, 2003 of approximately $1.3 million and $1.9 million, respectively. The stock component consisted of the issuance of 459,552 shares of Standard Pacific common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas. We did not acquire Westfield’s Illinois operations.

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

The following unaudited pro forma condensed combined financial data for the three and nine month periods ended September 30, 2002, were derived from our historical consolidated financial statements and the historical financial statements of Westfield Homes, Colony Homes and Westbrooke Homes prior to acquisition. The unaudited pro forma condensed combined financial data gives effect to these acquisitions as if they had occurred at the beginning of each period presented.

The unaudited pro forma condensed combined financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the acquisitions had been consummated as of the dates indicated below and should not be construed as representative of future operating results.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(Dollars in thousands, except per share amounts)
Pro Forma:
Revenues	$479,555	$1,361,454
Net Income	$23,487	$74,065

Earnings Per Share:
Basic	$0.72	$2.35
Diluted	$0.70	$2.28
Weighted Average Common Shares Outstanding:
Basic	32,765,746	31,483,103
Diluted	33,634,512	32,459,023

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

Nine Months Ended September 30, 2003
(Dollars in thousands)
Accrued warranty reserve, beginning of the period	$16,984
Warranty reserve accrued during the period	15,403
Warranty costs paid during the period	(11,720)

Accrued warranty reserve, end of the period	$20,667

10. Senior Notes

In March 2003, we issued $125 million of 7 3/4% Senior Notes that mature on March 15, 2013 (the “7 3/4% Senior Notes”). These notes were issued at a discount to yield approximately 7.88 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. Interest on these notes is payable on March 15 and September 15 of each year until maturity, commencing September 15, 2003. The notes are redeemable at our option, in whole or in part, commencing March 15, 2008 at 103.875 percent of par, with the call price reducing ratably to par on March 15, 2011. Prior to March 15, 2008, the notes are redeemable pursuant to a “make whole” formula. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

In May 2003, we issued $175 million of 6.875% Senior Notes that mature on May 15, 2011. These notes were issued at par in a transaction exempt from the registration requirements of federal and state securities laws. The initial purchasers of these notes sold the unregistered notes to Qualified Institutional Buyers pursuant to Rule 144A. In connection with the issuance, we entered into a registration rights agreement with the initial purchasers of the notes that required us, among other things, to exchange the unregistered notes for substantially similar notes registered under the Securities Act of 1933, as amended. In September 2003, we completed our offer to exchange all of the outstanding original notes for an equal amount of registered 6.875% Senior Notes due 2011(the “6.875% Senior Notes”). Interest on these notes is due and payable on May 15 and November 15 of each year until maturity, commencing November 15, 2003. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from the original 6.875% Senior Notes were approximately $173.4 million and were used to pay off borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

In September 2003, we issued $150 million of 6 1/2% Senior Notes that mature on October 1, 2008 (the “6½% Senior Notes”). These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, commencing April 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds were approximately $148.6 million and $102.8 million was used in October 2003 to redeem in full our 8½% Senior Notes due 2007 with the balance used for general corporate purposes.

The 7 3/4%, 6.875% and 6 1/2% Senior Notes are unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, as defined in the governing indentures, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

11. Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. As of September 30, 2003, we had cash deposits and letters of credit outstanding of approximately $31.4 million on land purchase contracts having a total remaining purchase price of $370.7 million.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of September 30, 2003, we had cash deposits and letters of credit outstanding of approximately $39.2 million on option contracts having a total remaining purchase price of approximately $232.9 million.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2003, our unconsolidated joint ventures had borrowings outstanding of approximately $285.4 million. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements that require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus estimated construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of September 30, 2003, approximately $173.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners.

We and our joint venture partners are also generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In some instances, these environmental indemnities are subject to caps. In each case, we have performed due diligence on potential environmental risks including obtaining an independent environmental review from outside consultants. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of September 30, 2003, our joint ventures had approximately $180.9 million of surety bonds outstanding subject to these indemnity arrangements.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $63.7 million at September 30, 2003, and carried a weighted average interest rate of approximately 5.4 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans (subject to certain conditions) to third party investors or through its interest rate hedging program. As of September 30, 2003, Family Lending had approximately $73.4 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $59.3 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of September 30, 2003, Family Lending held approximately $20.6 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

The types of guarantees we provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of September 30, 2003, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 11 for further discussion).

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

14. Subsequent Events

On October 27, 2003, we redeemed and retired all $100 million of our 8 1/2% Senior Notes due 2007 for approximately $ 102.8 million. In connection with this redemption, we will incur a pretax charge of approximately $ 3.2 million in the 2003 fourth quarter. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs, including writing off of the remaining unamortized bond discount.

On October 29, 2003, we acquired Coppenbarger Homes, a homebuilder in the Jacksonville, Florida area. Coppenbarger Homes has been in business since 1984 and currently owns or controls approximately 1,675 buildable lots. This all-cash transaction will be accounted for as a purchase in accordance with SFAS 141.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Homebuilding:
Revenues	$623,936	$462,252	$1,538,866	$1,192,899
Cost of sales	(488,653)	(386,666)	(1,219,360)	(986,198)

Gross margin	135,283	75,586	319,506	206,701

Gross margin percentage	21.7%	16.4%	20.8%	17.3%

Selling, general and administrative expenses	(58,239)	(44,954)	(156,768)	(111,271)
Income from unconsolidated joint ventures	17,779	5,835	39,906	13,341
Interest expense	(1,662)	(1,472)	(5,149)	(4,045)
Other income	407	177	1,034	357

Homebuilding pretax income	93,568	35,172	198,529	105,083

Financial Services:
Revenues	4,064	2,881	13,882	8,580
Expenses	(3,800)	(2,272)	(10,478)	(6,187)
Income from unconsolidated joint ventures	864	656	2,253	1,482
Other income	106	93	210	189

Financial services pretax income	1,234	1,358	5,867	4,064

Income before taxes	94,802	36,530	204,396	109,147
Provision for income taxes	(36,905)	(13,913)	(79,747)	(42,753)

Net Income	$57,897	$22,617	$124,649	$66,394

Net cash provided by (used in) operating activities (1)	$69,601	$(35,992)	$(83,463)	$1,193

Net cash provided by (used in) investing activities (1)	$(18,042)	$(80,200)	$(35,510)	$(210,165)

Net cash provided by (used in) financing activities (1)	$127,661	$101,941	$367,713	$209,579

Adjusted Homebuilding EBITDA (2)	$105,270	$51,679	$239,787	$149,857

(1)	Amounts were derived from our condensed consolidated statements of cash flows.
(2)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) income from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is a non-GAAP financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flow from operations or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. The tables set forth below reconcile net cash provided by (used in) operating activities and net income, calculated and presented in accordance with accounting principles generally accepted in the United States, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$69,601	$(35,992)	$(83,463)	$1,193

Add:
Income taxes	36,905	13,913	79,747	42,753
Homebuilding interest expense	1,662	1,472	5,149	4,045
Expensing of previously capitalized interest included in cost of sales	18,686	10,022	42,795	31,620
Noncash impairment charges	—	8,952	—	8,952
Less:
Income from financial services subsidiary	264	609	3,404	2,393
Depreciation and amortization from financial services subsidiary	83	51	239	135
Net changes in operating assets and liabilities:
Mortgages, other notes and receivables	(16,676)	12,428	(48,678)	(26,509)
Inventories-owned	22,743	65,083	300,763	111,707
Inventories-not owned	1,094	(12,857)	(35,497)	(14,263)
Deferred income taxes	4,099	(2,310)	(1,063)	(3,085)
Other assets	(4,332)	7,464	(12,526)	5,815
Accounts payable	(4,066)	(3,333)	(1,389)	(389)
Accrued liabilities	(29,766)	(12,503)	(33,886)	(9,454)
Liabilities from inventories not owned	5,667	—	31,478	—

Adjusted Homebuilding EBITDA	$105,270	$51,679	$239,787	$149,857

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net income	$57,897	$22,617	$124,649	$66,394

Add:
Cash distributions of income from unconsolidated joint ventures	8,219	1,220	30,664	11,636
Income taxes	36,905	13,913	79,747	42,753
Homebuilding interest expense	1,662	1,472	5,149	4,045
Expensing of previously capitalized interest included in cost of sales	18,686	10,022	42,795	31,620
Noncash impairment charges	—	8,952	—	8,952
Homebuilding depreciation and amortization	808	583	2,346	1,673
Less:
Income from unconsolidated joint ventures	18,643	6,491	42,159	14,823
Income from our financial services subsidiary	264	609	3,404	2,393

Adjusted Homebuilding EBITDA	$105,270	$51,679	$239,787	$149,857

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
New homes delivered:
Southern California	617	401	1,356	1,115
Northern California	111	137	352	403

Total California	728	538	1,708	1,518

Texas	116	118	345	365
Arizona	452	385	1,095	1,038
Colorado	59	74	170	211
Florida	584	289	1,430	517
Carolinas	141	99	380	99

Consolidated total	2,080	1,503	5,128	3,748

Unconsolidated joint ventures(1):
Southern California	110	37	301	114
Northern California	54	25	107	25

Total unconsolidated joint ventures	164	62	408	139

Total	2,244	1,565	5,536	3,887

Average selling prices of homes delivered:
California (excluding joint ventures)	$500,000	$500,000	$505,000	$474,000
Texas	$265,000	$291,000	$270,000	$283,000
Arizona	$178,000	$173,000	$179,000	$173,000
Colorado	$307,000	$299,000	$309,000	$325,000
Florida	$182,000	$194,000	$182,000	$205,000
Carolinas	$138,000	$140,000	$136,000	$140,000
Consolidated (excluding joint ventures)	$298,000	$307,000	$296,000	$318,000
Unconsolidated joint ventures (California)(1)	$545,000	$509,000	$544,000	$513,000
Total (including joint ventures)	$316,000	$315,000	$314,000	$325,000

Net new orders:
Southern California	382	433	1,466	1,605
Northern California	295	126	626	558

Total California	677	559	2,092	2,163

Texas	120	114	366	404
Arizona	546	317	1,474	1,187
Colorado	88	63	258	225
Florida	464	430	1,937	711
Carolinas	120	71	429	71

Consolidated total	2,015	1,554	6,556	4,761

Unconsolidated joint ventures(1):
Southern California	59	141	275	327
Northern California	74	36	193	114

Total unconsolidated joint ventures	133	177	468	441

Total	2,148	1,731	7,024	5,202

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average number of selling communities during the period:
Southern California	18	24	21	24
Northern California	17	11	14	13
Texas	18	25	20	24
Arizona	19	18	21	20
Colorado	12	12	12	11
Florida	30	19	30	9
Carolinas	8	5	9	2

Consolidated total	122	114	127	103

Unconsolidated joint ventures(1):
Southern California	3	7	4	6
Northern California	5	3	5	2

Total unconsolidated joint ventures	8	10	9	8

Total	130	124	136	111

	At September 30,
	2003	2002
Backlog (in homes):
Southern California	966	1,048
Northern California	431	230

Total California	1,397	1,278

Texas	167	186
Arizona	946	675
Colorado	176	92
Florida	1,541	1,301
Carolinas	130	117

Consolidated total	4,357	3,649

Unconsolidated joint ventures(1):
Southern California	198	226
Northern California	129	89

Total unconsolidated joint ventures	327	315

Total	4,684	3,964

Backlog (estimated dollar value in thousands):
Consolidated total	$1,389,030	$1,076,819
Unconsolidated joint ventures (California)(1)	167,429	171,170

Total	$1,556,459	$1,247,989

Building sites owned or controlled:
Southern California	9,126	6,173
Northern California	3,589	3,168

Total California	12,715	9,341

Texas	3,095	2,812
Arizona	5,013	4,063
Colorado	1,622	1,576
Florida	11,827	7,838
Carolinas	3,234	2,097

Total	37,506	27,727

Total building sites owned	19,469	15,692
Total building sites optioned	11,890	9,517
Total joint venture lots (1)	6,147	2,518

Total	37,506	27,727

Completed and unsold homes	80	227

Homes under construction	4,197	3,710

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Business combinations;

•	Cost of sales;

•	Inventories;

•	Goodwill;

•	Unconsolidated homebuilding joint ventures; and

•	Variable interest entities.

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as amended by FASB Staff Position No. 46-6 in October 2003 (“FIN 46”). In addition, all of our joint ventures are reviewed and analyzed under FIN 46 to determine whether or not these arrangements are to be accounted for under the principles of FIN 46 or other accounting rules (see Unconsolidated Homebuilding Joint Ventures critical accounting policy in our Annual Report on Form 10-K for the year ended December 31, 2002).

Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. Based on the provisions of FIN 46, whenever we enter into a land purchase contract or an option contract for land or lots with an entity and make a non-refundable deposit or enter into a homebuilding or land development joint venture, a VIE may have been created, and the arrangement is evaluated under FIN 46. The assumptions used by us when we evaluate whether the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties, the calculation of expected losses and expected residual returns, the probability of estimated future cash flows and the determination of the amounts recorded in our consolidated financial statements require significant judgment and are based on future events that may or may not occur.

For a more detailed description of our other critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002.

The Three and Nine Month Periods Ended September 30, 2003 Compared to The Three and Nine Month Periods Ended September 30, 2002

Overview

Net income for the 2003 third quarter increased 156 percent to $57.9 million, or $1.72 per diluted share, compared to $22.6 million, or $0.68 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 166 percent increase in homebuilding pretax income to $93.6 million. For the nine months ended September 30, 2003, net income increased 88 percent to $124.6 million, or $3.74 per diluted share, compared to $66.4 million, or $2.07 per diluted share, for the year earlier period. The increase in net income was driven by an 89 percent increase in homebuilding pretax income to $198.5 million and a 44 percent increase in financial services pretax income to $5.9 million. Results of operations for the three and nine month periods ended September 30, 2003 include the results of our new Florida and Carolina operations acquired during the second and third quarters of 2002.

Homebuilding

Homebuilding pretax income for the 2003 third quarter was up 166 percent to $93.6 million compared to $35.2 million last year. The higher level of pretax income was driven by a 35 percent increase in homebuilding revenues, a 530 basis point improvement in our homebuilding gross margin percentage, a 40 basis point decrease in our selling, general and administrative (“SG&A”) expenses as a percentage of homebuilding revenues and an $11.9 million increase in joint venture income.

For the nine months ended September 30, 2003, homebuilding pretax income increased 89 percent to $198.5 million compared to $105.1 million in the year earlier period. This increase was primarily the result of a 29 percent increase in homebuilding revenues, a 350 basis point improvement in our homebuilding gross margin percentage and a $26.6 million increase in joint venture income. These increases were offset in part by a 90 basis point increase in our SG&A rate.

Homebuilding revenues for the 2003 third quarter were $623.9 million compared to $462.3 million in the year earlier period. The 35 percent increase in revenues was driven by a 38 percent increase in new home deliveries (exclusive of joint ventures), which was partially offset by a 3 percent decline in our average home price. Excluding the 725 homes delivered from our new Florida and Carolina operations, consolidated deliveries were up 22 percent.

During the 2003 third quarter, we delivered 728 new homes in California (exclusive of joint ventures), a 35 percent increase over the 2002 third quarter. Including joint ventures, deliveries were up 49 percent in California to 892 homes, which reflects strong housing market conditions in most areas of the state. Deliveries were up 66 percent in Southern California to 727 new homes (including 110 joint venture deliveries) and up 2 percent in Northern California to 165 new homes (including 54 joint venture deliveries). In Arizona, deliveries were up 17 percent to 452 new homes. This increase was due to a resurgence of orders in the Phoenix housing market earlier in the year. Deliveries were essentially flat in Texas at 116 homes and were down 20 percent in Colorado to 59 new homes. Both of these regions continue to experience weak economic conditions and sluggish demand for new housing. We delivered 584 new homes in Florida compared to 289 homes in the 2002 third quarter and 141 new homes in the Carolinas versus 99 in the 2002 third quarter. Of the three acquisitions made in the Southeastern United States last year, two closed in the second quarter of 2002, while the third closed midway through the third quarter. The delivery levels in this region reflect generally healthy housing market conditions for the price points served by our operations.

Homebuilding revenues for the nine months ended September 30, 2003 were up 29 percent to $1.5 billion compared to $1.2 billion for the year earlier period. The increase in revenues was due to a 37 percent increase in consolidated new home deliveries, including 1,810 deliveries from our new Florida and Carolina operations in 2003 compared to 616 deliveries for the same period last year. The higher revenue levels were partially offset by a 7 percent decline in our consolidated average home price to $296,000.

During the 2003 third quarter, our average home price declined 3 percent to $298,000. The lower selling price reflects our efforts to broaden our price points in our existing markets as well as our expansion into the Southeastern United States where our average price is expected to be approximately $175,000 for 2003. The average home price in California (exclusive of joint ventures) was flat compared to the year earlier period at $500,000. While we have continued to experience general price increases in the state due to strong demand for new housing, we continue to pursue opportunities at lower price points and in more affordable geographic markets. Our average home price in Arizona was up 3 percent to $178,000 reflecting a change in the mix of new homes delivered. Our average home price in Texas was down 9 percent and primarily reflects a shift in mix to lower priced homes. Our average home prices in Florida and the Carolinas were $182,000 and $138,000, respectively, and reflect a product orientation towards the entry level and first-time move-up buyer.

For the quarter ended September 30, 2003, our homebuilding gross margin percentage was up 530 basis points year-over-year and up 100 basis points from the 2003 second quarter to 21.7 percent. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in California and Arizona and above average margins in Florida reflecting our ability to raise home prices in most of our California and Florida markets as a result of strong demand and improving margins in Arizona due to volume and cost efficiencies. The 2002 third quarter homebuilding gross margin was adversely impacted by the effect of the purchase accounting adjustments recorded in connection with our three acquisitions during 2002, as well as the 2002 third quarter charges related to our decision to exit the Houston market and to an impairment charge related to certain of our Colorado projects. The purchase accounting adjustments primarily consisted of writing up the inventory of acquired homes in backlog to their estimated fair values, which resulted in a reduction in our gross margin percentage during 2002. Homebuilding margins in Texas and Colorado are still well below our companywide average reflecting the impact of slower economic conditions in those regions.

For the nine months ended September 30, 2003, our homebuilding gross margin percentage increased 350 basis points to 20.8 percent compared to 17.3 percent in the year earlier period. This increase was primarily the result of improved gross margins in California, Arizona and Florida. The gross margin percentage in 2002 was negatively impacted by the adjustments and charges described above.

SG&A expenses (including corporate G&A) for the 2003 third quarter were 9.3 percent of homebuilding revenues compared to 9.7 percent last year. The decrease in SG&A expenses as a percentage of homebuilding revenues was due primarily to the economies of scale realized from our 35 percent increase in revenues. This improvement in our SG&A rate reverses a trend over the past year where our SG&A rate was higher year-over-year as a result of our expansion into the Southeast where we generally incur higher levels of sales and marketing costs and G&A expenses as a percentage of homebuilding revenues.

Income from unconsolidated joint ventures was up $11.9 million to $17.8 million for the 2003 third quarter and was driven by an increase in joint venture deliveries from 62 homes last year to 164 homes this year and from a $1.2 million increase in joint venture income from land sales to other builders. For the nine months ended September 30, 2003, income from unconsolidated joint ventures was up $26.6 million to $39.9 million. This increase was primarily the result of a 194 percent increase in joint venture deliveries to 408 new homes.

New orders for the 2003 third quarter, including joint ventures, were up 24 percent to a record 2,148 new homes on a 5 percent increase in average community count. Excluding the contributions from our 2002 Florida and Carolina acquisitions, net new orders were up 27 percent. Our cancellation rate declined for the 2003 third quarter to 20 percent versus 21 percent in the same quarter last year. Orders were off 23 percent in Southern California on a 32 percent decline in average new home communities, up 128 percent in Northern California on a 57 percent higher community count, up 72 percent in Arizona on a 6 percent higher community count, up 5 percent in Texas on a 28 percent lower community count and up 40 percent in Colorado on a flat community count. For the 2003 third quarter, we generated 464 net new orders in Florida from 30 active selling communities and 120 new orders in the Carolinas from 8 communities. The order trends in California, Arizona, Florida and the Carolinas generally reflect healthy housing market conditions in those regions while the order levels in Texas and Colorado still reflect the impact of generally weak economic conditions on the demand for new housing.

The record level of new home orders for the 2003 third quarter resulted in a record third quarter backlog of 4,684 presold homes (including 327 joint venture homes) valued at an estimated $1.6 billion (including $167 million of joint venture backlog), an increase of 25 percent from the September 30, 2002 backlog value.

We ended the 2003 third quarter with 128 active selling communities, a slight decrease over the year earlier period. The lower community count total compared to the prior year is primarily the result of strong order trends in many of our markets coupled with faster than anticipated sellouts in many of our communities. We are planning to open approximately 30 to 35 new communities over the balance of the year compared to 15 in last year’s fourth quarter, which would result in a total of approximately 85 new community openings for all of 2003, a 35 percent to 40 percent increase over the total number of communities opened in 2002. By the end of 2003, we expect to have approximately 155 to 160 active selling communities, which would be approximately a 15 percent increase over the 2002 year-end community count level. For 2004, we are planning on opening approximately 100 to 110 new communities and targeting 185 to 200 active communities at the end of 2004, a 20 to 25 percent increase over this year.

Financial Services

Revenues for our financial services segment for the 2003 third quarter, which represents our mortgage banking operations in California and South Florida, were up 41 percent to $4.1 million compared to $2.9 million in the third quarter last year. The higher level of revenues was driven by a 99 percent increase in the dollar volume of mortgage loans sold, which was offset, in part, by a decrease in the margins generated on loans sold. The higher level of loan volume was driven by an increase in our California new home deliveries and the commencement of loan originations in South Florida at the end of last year. The lower margins on loans sold resulted from the volatile interest rate environment experienced during the 2003 third quarter.

For the nine months ended September 30, 2003, financial services revenues increased 62 percent to $13.9 million compared to $8.6 million during the year earlier period. This increase was driven by a 72 percent increase in the volume of mortgages sold, increased profit margins on loans sold and an increase in net interest income. The higher loan volume was attributable to a 28 percent increase in our California new home deliveries and the commencement of lending operations in South Florida at the end of last year.

For the three and nine month periods ended September 30, 2003, expenses for the financial services segment were up 67 percent and 69 percent, respectively from the year earlier periods. These increases were the result of higher revenue and earnings levels generated during 2003, along with expenses incurred in connection with our expansion into the South Florida market.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions that operate in conjunction with our homebuilding divisions in Arizona, Texas, Colorado, the Carolinas, and Tampa and Southwestern Florida, was up 32 percent to $864,000. The higher level of income was primarily due to the addition of the Florida and Carolina joint venture during the 2002 third quarter through the acquisition of Westfield Homes and increased deliveries in Arizona.

Recent Development

On October 29, 2003, we acquired Coppenbarger Homes, a homebuilder in the Jacksonville, Florida area. Coppenbarger Homes has been in business since 1984 and currently owns or controls approximately 1,675 buildable lots.

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

The facility contains financial covenants, including the following:

•	a covenant that, as of September 30, 2003, requires us to maintain not less than $627.9 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.50 to 1.0;

•	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

•	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0 (subject to certain exceptions).

The facility also limits, among other things, our investments in joint ventures and the amount of dividends we can pay. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the facility and from other sources. At September 30, 2003, we had no borrowings outstanding and had issued approximately $38.0 million of letters of credit under the facility. As of September 30, 2003, and throughout the periods presented, we were in compliance with the covenants of the facility. Our ability to renew and extend the facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $140 million. One of the facilities provides $15 million in additional borrowing capacity between October 1, 2003 and March 31, 2004, and an additional $30 million in borrowing capacity between December 1, 2003 to February 28, 2004, providing for an aggregate commitment up to $185 million. Mortgage loans are typically financed under the facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants and have current maturity dates ranging from April 3, 2004 to June 28, 2004. At September 30, 2003, we had approximately $52.1 million advanced under these facilities.

In March 2003, we issued $125 million of 7 3/4% Senior Notes that mature on March 15, 2013. These notes were issued at a discount to yield approximately 7.88 percent and are senior unsecured obligations. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

In May 2003, we issued $175 million of 6.875% Senior Notes that mature on May 15, 2011. These notes were issued at par in a transaction exempt from the registration requirements of federal and state securities laws pursuant to Rule 144A. In September 2003, we completed an offer to exchange all of the outstanding original notes for an equal amount of registered and substantially similar 6.875% Senior Notes due 2011. Net proceeds from the original 6.875% Senior Notes were approximately $173.4 million and were used to pay off borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

In September 2003, we issued $150 million of 6 1/2% Senior Notes at par that mature on October 1, 2008. Net proceeds were approximately $148.6 million and $102.8 million was used in October 2003 to redeem in full our 8 1/2% Senior Notes due 2007 with the balance used for general corporate purposes.

Pursuant to the terms of the 7 3/4%, 6.875% and 6 1/2% Senior Notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants that, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

We maintain a universal shelf registration statement on Form S-3 that permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. Currently, $364 million of securities remain available for future issuance by us under this universal shelf. We evaluate our capital needs and the public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case, we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financings are used to finance land acquisition and development costs. At September 30, 2003, we had approximately $18.4 million outstanding in trust deed and other notes payable, including CDD bonds.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of September 30, 2003, we had cash deposits and letters of credit outstanding of approximately $31.4 million on land purchase contracts having a total remaining purchase price of approximately $370.7 million.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of September 30, 2003, we had cash deposits and letters of credit outstanding of approximately $39.2 million on option contracts having a total remaining purchase price of approximately $232.9 million. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At September 30, 2003, these unconsolidated joint ventures had borrowings outstanding that totaled approximately $285.4 million that, in accordance with accounting principles generally accepted in the United States, are not recorded in our accompanying condensed consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of September 30, 2003, approximately $173.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners. In addition, we and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans.

We paid approximately $7.8 million, or $0.24 per common share, in dividends to our stockholders during the nine months ended September 30, 2003. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including earnings, cash flows, capital requirements and operating and financial conditions, including our overall leverage. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On October 24, 2003, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend will be payable on November 26, 2003 to stockholders of record on November 12, 2003.

During the nine months ended September 30, 2003, we issued 485,653 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $7.2 million.

In April 2001, our Board of Directors authorized a $35 million stock repurchase plan that replaced our previously authorized repurchase plan. In October 2002, our Board increased the buyback limit to $50 million, and in January 2003, the Board increased the limit to $75 million. Through October 31, 2003, we had repurchased 1,631,500 shares of common stock for approximately $34.4 million under the plan leaving a balance of approximately $40.6 million for future share repurchases.

As part of the repurchase program, in November 2002, we adopted a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Rule 10b5-1 permits us to implement a repurchase plan that sets forth specific terms and conditions pursuant to which a broker designated by us will conduct stock repurchases on our behalf, even if such repurchases are to be carried out during time periods when we would ordinarily be prohibited from conducting repurchases because of our possession of material nonpublic information. Our plan provides our broker with the authority to repurchase on our behalf up to an aggregate of $12.3 million of Standard Pacific common stock between December 1, 2002 and December 31, 2003, if the terms and conditions set forth in our plan are met. As of October 31, 2003, no repurchases had been made pursuant to the plan. During the term of the plan, we may also elect to make common stock repurchases outside the plan if market conditions permit, and we are not otherwise prohibited by our self-imposed trading blackout windows, possession of material nonpublic information or any other applicable law, rule or regulation.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on our financial position or results of operations.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as amended by FASB Staff Position No. 46-6 in October 2003 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 is effective immediately for arrangements entered into after January 31, 2003, and will be applied as of December 31, 2003, to all arrangements entered into before February 1, 2003. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003 did not have a material impact on our financial position or results of operations. We are still evaluating the impact of FIN 46 for all arrangements entered into prior to February 1, 2003, however, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the period ended September 30, 2003. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, SPH Mortgage, WRT Financial and Westfield Home Mortgage. Our mortgage banking joint ventures and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of September 30, 2003, Family Lending had approximately $73.4 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $59.3 million were hedged by forward sale commitments of mortgage-backed securities.

Please see our Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion related to our market risk exposure.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	housing market conditions;

•	sales orders and our backlog of homes and their estimated sales value;

•	expected new community openings and active communities;

•	contingent earn-out payments in connection with acquisitions;

•	our expected average sales prices and intent to pursue opportunities at lower price points and in more affordable geographic markets;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources;

•	the expected impact of new accounting pronouncements, including FIN 46;

•	our exposure to loss with respect to optioned property and the extent of our liability for VIE obligations;

•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls; and

•	the potential value of and expense related to stock option grants.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Sixth Supplemental Indenture, dated as of September 23, 2003 by and between the Registrant and Bank One Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

(i)	Form 8-K dated July 2, 2003, reporting the Registrant’s issuance of a press release announcing preliminary new home orders for the three month period ended June 30, 2003.

(ii)	Form 8-K dated July 25, 2003, reporting the Registrant’s issuance of a press release announcing financial results for the quarter ended June 30, 2003.

(iii)	Form 8-K dated September 16, 2003, reporting the Registrant’s issuance of a press release announcing preliminary new home orders.

(iv)	Form 8-K dated September 23, 2003, reporting the Registrant filed a prospectus supplement, dated September 23, 2003, relating to the offering of $150,000,000 principal amount of the Registrant’s 6½% Senior Notes due 2008. In connection with the offering, certain exhibits related to this transaction were filed with the Form 8-K.

(v)	Form 8-K dated September 24, 2003, reporting the Registrant’s issuance of a press release announcing the expiration of the Registrant’s offer to exchange the Registrant’s outstanding 6.875% Senior Notes due 2011 that were issued in a private placement on May 19, 2003, for new 6.875% Senior Notes due 2011 that have been registered under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 7, 2003	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chief Executive Officer and Chairman of the Board

Dated: November 7, 2003	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Senior Vice President - Finance and Chief Financial Officer