Form 10-K
period 2003-12-31
STANDARD PACIFIC CORP /DE/
filed 2004-03-09
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,062,117,254.

As of March 1, 2004, there were 33,953,414 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

We are a leading geographically diversified builder of high-quality single-family homes. We construct homes within a wide range of price and size targeting a broad range of homebuyers. We have operations in major metropolitan areas in California, Texas, Arizona, Colorado, Florida and the Carolinas and have built homes for more than 62,000 families during our 38-year history. We entered the California market in 1966 and the Texas market in 1979 and operated primarily in these markets until 1998, at which time we began a geographic diversification strategy. Since that time, we have entered the following markets through start-ups and acquisitions:

Years Entered	Markets
1998	Phoenix
2000	Denver, Inland Empire (Southern California)
2002	South Florida, Orlando, Tampa, Southwest Florida, Charlotte, Raleigh/Durham
2003	Jacksonville, Sacramento

In 2003, the percentages of our home deliveries by state (including deliveries by unconsolidated joint ventures) were:

State	Percentage of Deliveries
California	39%
Florida	27
Arizona	19
Carolinas	7
Texas	5
Colorado	3

Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures: Family Lending Services, WRT Financial, Westfield Home Mortgage, Universal Land Title of South Florida and SPH Title. For business segment financial data, see our consolidated financial statements included elsewhere in this report.

Standard Pacific Corp. was incorporated in the State of Delaware in 1991. Through our predecessors, we commenced our homebuilding operations in 1966. Our principal executive offices are located at 15326 Alton Parkway, Irvine, California 92618. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its predecessors and subsidiaries.

This annual report, and each of our other periodic and current reports (for the preceding 12 months), including any amendments, are available, free of charge, on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this report and should not be considered part of this report. In addition, the Securities and Exchange Commission website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Strategy

The main elements of our strategy include:

Targeting a Broad Range of Homebuyers

We focus on the construction of single-family homes for use as primary residences, offering a broad range of products and price points. During fiscal 2003, the sales prices of our homes generally ranged from under $100,000 to over $1 million (including a small number of homes priced in excess of $2 million), a broad segment of the market for new home construction. The specific price points we serve in particular geographic markets are based on local market conditions and our management’s perception of the local market segments in which we can be the most competitive and profitable. We believe our diverse product platform positions us strategically with product capabilities that appeal to a wide range of customers and provides us the flexibility to more rapidly take advantage of local market opportunities as they arise.

Focusing on Growth in our Existing Markets

We continue to focus on growing our existing markets through new community openings, expansion into adjacent markets and new product offerings. In 2003, we opened 81 new communities. For 2004, we are planning on opening approximately 100 to 110 new communities. We have also expanded in recent years into regions adjacent to our existing markets such as the Inland Empire in Southern California, Sacramento in Northern California and urban infill locations in the Los Angeles area. As part of our focus on expanding our product offerings, we entered the active adult market in 2001 through the development of a four-project age restricted community in south Orange County, California.

Expanding and Diversifying Geographically through Acquisition

While we have pursued growth opportunities within our existing markets, particularly California, we have also diversified geographically during the past few years by expanding into some of the largest homebuilding markets in the United States. Since 1998, we have expanded through acquisition into Arizona, Colorado, Florida and the Carolinas. Each of these acquisitions included strategic lot inventories as well as experienced management teams. As a result of these acquisitions, our non-California divisions represented over 60 percent of our home deliveries in 2003, compared to just over 20 percent in 1997. Going forward, we plan to continue to pursue acquisitions on an opportunistic basis as a means of expanding and diversifying geographically.

Maintaining Strong Land Positions, Including the Utilization of Joint Ventures and Strategic Alliances

In each of our divisions, including those established through acquisition, we have local management teams that have long-standing relationships with landowners, subcontractors and other business partners. We believe that these long-standing relationships provide us significant opportunities to secure quality land positions at competitive prices in these markets. We generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years, and believe, based on our current operations and market conditions, that our approximately 41,000 owned or controlled building sites at December 31, 2003 will be sufficient for our operations over this period. We also make use of joint ventures and strategic alliances as a means of securing land positions, reducing risk on larger, longer-term projects and effectively leveraging our capital base. At December 31, 2003, approximately 5,700 of our 41,000 owned or controlled building sites were controlled through joint ventures.

Leveraging our Experienced Management Team and Decentralized Operating Structure

Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Generally, each division is run by a local manager with an in-depth familiarity with the geographic areas within which the division operates. We leverage this significant experience and in-depth knowledge by providing local managers significant autonomy to operate their divisions. Land acquisition and other opportunities are typically identified and evaluated by the division management team with the final decision regarding land purchase and project development being made by the local division manager in conjunction with our corporate officers, including Regional Presidents. Thereafter, each division manager conducts the operations of the division, including project planning, subcontracting and sales and marketing, with minimal input from our corporate office. Select administrative functions are centralized and coordinated at the corporate office allowing division management to focus on key operating functions. The autonomy provided by this decentralized operating structure not only allows us to more quickly identify and capitalize on new local market opportunities as they arise but also has proven to be an important element in attracting potential acquisition candidates and in recruiting and retaining experienced local managers.

Operating Conservatively and Emphasizing Control of Overhead and Operating Expenses

Mindful of the cyclical nature of the homebuilding business, we operate conservatively and continuously seek to minimize overhead and operating expenses through the following strategies:

•	We generally purchase land only when either substantially all material entitlements have been obtained or our management team has determined that no material impediments exist to obtaining such entitlements, and we anticipate commencing development or construction within a relatively short period of time.

•	We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes and build, depending on the geographic market, on a lot-by-lot basis or in phases of 5 to 20 homes.

•	When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. When building on a phase basis, the number of homes built in the first phase of a project is based upon internal market studies. The timing and size of subsequent phases depends to a large extent upon sales rates experienced in the earlier phases. The goal of each of these strategies is to minimize the number of completed and unsold homes held in inventory. At the end of 2003, we held 159 completed and unsold homes in inventory.

•	We seek to maintain a strong balance sheet and multiple sources of liquidity.

•	We strive to control overhead costs by centralizing key administrative functions such as finance and treasury, information technology, risk management and legal, and human resources.

•	We seek to minimize our fixed costs by primarily contracting with third parties, such as subcontractors, architects and engineers, to design and build our homes on a project-by-project or phase-by-phase basis.

Operations

We currently build homes through a total of 18 operating divisions. At December 31, 2003, we had 285 projects under development, of which 151 of these projects were actively selling. In addition, we held or controlled 63 projects for future development at December 31, 2003.

We build primarily single-family detached dwellings, particularly in our California, Texas, Arizona and Florida operations. For the year ended December 31, 2003, approximately 90 percent of our deliveries (excluding Colorado and the Carolinas) were single-family detached dwellings. For the same period, 48 percent of our Colorado deliveries and 68 percent of our Carolina deliveries consisted of attached homes. Moving forward in California, we are focused on identifying more affordable housing opportunities including attached condominiums and townhomes and higher density urban infill housing, which also serves to expand our price points and therefore new business opportunities.

Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from under $100,000 to over $1 million (including a small number of homes priced in excess of $2 million). Set forth below is our average selling prices of homes delivered during 2003:

State	Average Selling Price
California (excluding joint ventures)	$521,000
Florida	$185,000
Arizona	$179,000
Carolinas	$135,000
Texas	$268,000
Colorado	$314,000

Land Acquisition, Development and Construction

In considering the purchase of land for our homebuilding operations, we review such factors as:

•	proximity to existing developed areas;

•	the reputation and desirability of the surrounding developed areas;

•	population growth patterns;

•	availability of existing utility services, such as water, gas, electricity and sewers;

•	proximity and quality of local schools;

•	employment rates and trends;

•	the expected absorption rates for new housing;

•	the environmental condition of the land;

•	transportation conditions and availability;

•	the estimated costs of development;

•	our ability to finance the project on commercially reasonable terms;

•	our land concentration and risk in the local market; and

•	the entitlement status of the property.

Generally, if all requisite material governmental agency approvals are not in place for a parcel of land or our local management team is unable to conclude that no material impediments exist to obtaining such entitlements, we enter into a conditional agreement to purchase the parcel, making a deposit that is generally refundable if the required approvals cannot be obtained. Our general policy is to complete a purchase of land only when we can reasonably project commencement of construction within a relatively short period of time. Closing of the land purchase is therefore generally made contingent upon satisfaction of conditions relating to the property and our ability to obtain all requisite approvals from governmental agencies within a given period of time. Depending on whether we are purchasing finished lots, raw land or partially developed land, our development work on a project may include obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities, and other improvements.

We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes and build, depending on the geographic market, on a lot-by-lot basis or in phases of 5 to 20 homes. When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. When building on a phase basis, the number of homes built in the first phase of a project is based upon internal market studies. The timing and size of subsequent phases depends to a large extent upon sales rates experienced in the earlier phases.

We typically use both our equity (including internally generated funds and proceeds from public equity offerings) and unsecured financing in the form of bank debt, proceeds from our public note offerings and other unsecured debt to fund land acquisitions and development and construction of our properties. We also utilize joint ventures and option structures with land sellers, other builders, developers and financial entities from time to time to procure land. Our joint ventures typically will obtain project specific financing to fund the acquisition of the land and the development and construction costs. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. Generally, with the exception of purchase money trust deeds and joint ventures, project specific secured financing is not used. In some markets, community development district or similar bond financing is used to fund community infrastructure such as roads, sewers and schools.

We act as a general contractor with our supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning and design, and subcontractors are employed to perform all of the physical development and construction work on the project. We do not have long-term contractual commitments with any of our subcontractors, consultants or suppliers of materials. However, because of our market presence and long-term relationships, we generally have been able to obtain sufficient services and materials from subcontractors, consultants and suppliers, even during times of market shortages. These arrangements are generally entered into on a phase-by-phase or project-by-project basis at a fixed price after competitive bidding. We believe that the low fixed labor expense resulting from conducting our operations in this manner has been instrumental in enabling us to retain the necessary flexibility to react to increases or decreases in demand for housing.

Although the construction time for our homes varies from project to project depending on the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we can typically complete the construction of a home, depending on geographic region, in approximately three to seven months.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Land development joint ventures are typically entered into with land owners, other homebuilders, local or regional developers, and financial partners as a method of spreading the financial and market risks associated with developing larger projects and of gaining access to substantial lot positions in increasingly supply constrained markets. Homebuilding joint ventures may involve partnering with existing landowners or other builders as a means of acquiring desirable properties. In both types of joint ventures, we typically leverage our capital base by obtaining third party project financing. For the years ended December 31, 2003, 2002 and 2001, our unconsolidated joint ventures delivered 620, 323 and 294 homes, respectively. We expect our unconsolidated joint ventures to deliver approximately 300 homes in 2004. All of our joint ventures are with unrelated third parties who typically, along with us, make capital contributions to the venture. For financial reporting purposes, we record our share of earnings and losses from our unconsolidated joint ventures as they are generated. Our revolving credit facility and public notes limit our investment in joint ventures. As a means of maximizing the impact of our joint venture investments, we are increasingly focusing on land development joint ventures that allow us access to substantial land positions and also typically require less capital to be invested for shorter time periods than homebuilding joint ventures. Our more significant unconsolidated land development and homebuilding joint ventures are described below.

In 1997, our Northern California division entered into two joint ventures with another homebuilder to develop approximately 700 lots and a championship golf course in Gilroy, California, located approximately

30 miles south of San Jose. A portion of these lots will be sold to us and our partner at cost for the construction and sale of homes thereon with the balance contributed to two homebuilding joint ventures in which we are both partners. As of December 31, 2003, we had purchased 164 lots from the land development venture and had a combined net investment in these ventures of approximately $7.9 million. As of December 31, 2003, the venture had approximately 200 lots remaining to sell or distribute.

During 1997, our Orange County division entered into a joint venture with Catellus Residential Group, Inc. and an affiliate of Starwood Capital Group L.L.C. to acquire and develop a 3,470-acre master-planned community located in and adjacent to the south Orange County, California city of San Clemente. In December 2003, the joint venture redeemed Catellus’ interest. This joint venture has developed or plans to develop in phases finished lots for up to approximately 4,000 attached and detached homes, a championship golf course, and certain community amenities and commercial and industrial sites. As of December 31, 2003, we have purchased over 1,000 lots from the joint venture for construction and sale of homes by us and the venture had approximately 735 residential lots remaining to sell. As of December 31, 2003, we had a net investment of approximately $9.4 million in this joint venture, which represents our share of undistributed earnings.

In November 2002, our Northern California division entered into a joint venture with a local land developer to develop and deliver up to approximately 670 homes and lots in American Canyon, California. Development is underway with first home deliveries planned for late 2004. As of December 31, 2003, our net investment in this venture was approximately $24.4 million.

In March 2003, our Southern California Inland Empire division entered into a joint venture with a regional homebuilder to develop approximately 2,640 finished lots in Menifee Valley Ranch, California. This venture anticipates selling a portion of the finished lots to third party homebuilders with the balance of finished lots delivered to us and our partner at cost for the construction and sale of homes. Development is underway with the first deliveries of finished lots expected in mid-2004. As of December 31, 2003, our net investment in this venture was approximately $17.2 million. In July 2003, our Southern California Inland Empire division entered into another joint venture with the same regional homebuilder to develop approximately 1,700 finished lots in Temecula, California. This venture will sell a portion of the finished lots to us and our partner at cost with the remaining finished lots to be sold to other homebuilders for the construction and sale of homes thereon. Development is underway with the first deliveries of finished lots expected in mid-2004. As of December 31, 2003, our net investment in this venture was approximately $13.2 million.

In June 2003, our San Diego division entered into a joint venture with Institutional Housing Partners and an affiliate of St. Paul Insurance Co. that is developing the Black Mountain Ranch master-planned community in San Diego, California. This joint venture plans to develop approximately 3,000 finished lots, certain community amenities, and commercial and industrial sites. Development is underway with the first deliveries of finished lots expected in mid-2005. We have the right to purchase up to approximately 1,300 finished lots from the venture at fair value. As of December 31, 2003, our net investment in this venture was approximately $12.8 million.

Marketing and Sales

Our homes are generally sold by our own sales personnel. Furnished and landscaped model homes are typically maintained at each project site. Homebuyers are afforded the opportunity to select, at additional cost, various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional appliances, and some room configurations. We maintain a website, www.standardpacifichomes.com, with project listings, floor plans, pricing and other project information and make extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

Our homes are typically sold during or prior to construction using sales contracts that are usually accompanied by a cash deposit, although some of our homes are sold after completion of construction.

Purchasers are typically permitted for a limited time to cancel these contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met.

During each of the years ended December 31, 2003, 2002 and 2001, we experienced cancellation rates of 18, 20 and 26 percent, respectively. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. At December 31, 2003, 2002 and 2001, we had an inventory of completed and unsold homes of 159, 280 and 345, respectively.

Financial Services

Customer Financing

We offer mortgage financing to our homebuyers in substantially all of the markets in which we operate. Family Lending Services, Inc., our wholly owned subsidiary, offers mortgage financing in our California and South Florida markets. In March 2004, Family Lending also began offering mortgage finance services to our Texas and Arizona homebuyers, at which time our Texas and Arizona mortgage joint venture, SPH Mortgage, ceased operations. WRT Financial and Westfield Home Mortgage, joint ventures with financial institution partners, offer mortgage financing to our Colorado, and Tampa, Southwest Florida and Carolina homebuyers, respectively.

The principal sources of revenues for these mortgage-banking operations are fees generated from loan originations, net gains on the sale of loans and interest income earned on loans during the period they are held prior to sale. In addition to being a source of revenues, these mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures.

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

Title Services

In Texas, we act as a title insurance agent and offer title examination services to our Texas homebuyers through our title service subsidiary, SPH Title, Inc. In South Florida, our title service joint venture, Universal Land Title of South Florida, provides title examination services and title insurance to our South Florida homebuyers.

Certain Factors Affecting our Operations

Set forth below are certain matters that may affect us.

Economic Conditions and Interest Rates Affect Our Industry and Performance

The homebuilding industry is cyclical. Changes in world, national and local economic conditions affect our business and markets. These could include, for example, the impact on economic conditions of terrorist attacks or outbreak or escalation of armed conflict involving the United States. In addition, declines in consumer confidence or employment levels in our markets or in stock market valuations may adversely affect the demand for homes or increase cancellation rates, thus reducing our sales and earnings.

Our customers typically finance their home purchase through lenders providing mortgage financing. Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs, or the decreased availability of financing, to potential homebuyers. Even if some potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could adversely affect the demand for homes or increase cancellation rates, thus reducing our sales and earnings.

We currently have a significant amount of debt and may incur significant additional indebtedness. An increase in interest rates would increase our cost of borrowings, which could adversely impact our operating results.

Additional Capital May Not Be Available

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing more money, for the future growth and development of our business or to fund our operations and inventory or repay our indebtedness, particularly in the event of a market downturn. Although we currently have significant availability under our revolving credit facility, this facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources. Moreover, the indentures for our outstanding public notes contain provisions that may restrict the debt we may incur in the future. Our revolving credit facility and the indentures for our notes also limit our investments in unconsolidated joint ventures, which limits our use of joint ventures as financing vehicles. In addition, a number of factors could affect our ability to access debt or equity financing, including:

•	our financial condition, strength and credit rating;

•	the financial market’s confidence in our management team and financial reporting;

•	general economic conditions and the conditions in the housing sector; and

•	capital market conditions.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs, may become subject to additional restrictive financial and other covenants, and if our debt to capitalization ratio increases materially, our debt may be downgraded by applicable rating agencies. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings and adversely impact our financial position and ability to pay our indebtedness.

We Depend on the California Market

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California and generate a disproportionate amount of our revenues and profits in the state. Demand for new homes, and in some instances home prices, have declined from time to time in California. For instance, during 2001 and part of 2002, we experienced a slowdown in our Northern California operations. If we experience another slowdown in Northern California or in one or more of our other California markets, our earnings and financial position would likely be negatively impacted.

Risk of Slow or Anti-Growth Initiatives

Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. For instance, in the State of

Florida, a grass roots citizens organization known as “Florida Hometown Democracy,” has launched a statewide effort to adopt a new initiative that would prohibit a local government from amending a comprehensive land use plan without voter approval. If successful, this measure would significantly slow our ability to entitle new projects. Approval of this initiative or other slow or no growth measures would reduce our ability to open new home communities and build and sell homes in the affected markets and create additional costs and administration requirements, which in turn could harm our future sales and earnings.

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

In addition, the risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to write-down land holdings, write-down or write-off goodwill recorded in connection with acquisitions, write-down our investments in unconsolidated joint ventures, sell homes or land at a loss and/or hold land or homes in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

Our Industry is Highly Competitive

The homebuilding industry is highly competitive. We compete with numerous other residential construction firms, including large national and regional firms, for customers, undeveloped land, financing, raw materials and skilled labor. We compete for customers primarily on the basis of the location, design, quality and price of our homes and the availability of mortgage financing. Some of our competitors have substantially larger operations and greater financial resources than we do and as a result may have lower costs of capital, labor and materials than us and may be able to compete more effectively for land acquisition opportunities. As a result of an ongoing consolidation trend in the industry, some of these competitors may continue to grow significantly in size. We also compete with the resale of existing homes and rental homes. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably. Our mortgage lending operations are subject to intense competition from other mortgage lenders, many of which are substantially larger and may have a lower cost of funds or effective overhead burden than our lending operations. We also compete with mortgage brokers. This competition can intensify during periods of rising interest rates as refinance business diminishes.

Risk of Material and Labor Shortages

The residential construction industry experiences serious material and labor shortages from time to time, including shortages in insulation, drywall, cement and lumber. These labor and material shortages can be more severe during periods of strong demand for housing. Some of these materials, including lumber, cement and drywall in particular, have experienced volatile price swings. Such shortages and price increases could cause delays and could increase our costs of home construction, which in turn would harm our operating results.

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

During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:

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

Our mortgage financing operations are subject to numerous federal, state and local laws and regulations, including eligibility requirements for participation in federal loan programs. Our title insurance agency operations are subject to applicable insurance laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the consumer.

Risk of Adverse Weather Conditions and Natural Disasters

We are subject to the risks associated with adverse weather conditions and natural disasters that occur in our markets, including:

•	unusually heavy or prolonged precipitation;

•	hurricanes;

•	earthquakes;

•	fires;

•	floods; and

•	landslides.

These conditions can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and unsold homes. In addition, Arizona, California, Colorado and Florida have periodically experienced drought conditions, which have resulted or could result in water conservation measures and sometimes rationing by municipalities in which we do business. Restrictions by governmental agencies on construction activity as a result of limited water supplies could harm our operating results.

We are Subject to Product Liability and Warranty Claims Arising in the Ordinary Course of Business

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce; we may be responsible for applicable self-insured retentions and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and availability of product liability insurance for construction defects is currently limited and costly. There can be no assurance that coverage will not be further restricted or become more costly.

We May Not Be Able to Successfully Complete Future Acquisitions

Our growth strategy includes expanding and diversifying geographically through strategic acquisitions. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, should the acquired operations not perform as anticipated, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including:

•	the incurrence of substantial transaction costs;

•	diversion of management’s attention from operating our existing business;

•	the assumption of liabilities of an acquired business (including unforeseen liabilities);

•	charges to earnings in the event of any write-down or write-off of goodwill recorded in connection with acquisitions;

•	dilution of existing stockholders if we issue equity securities in acquisitions; and

•	depletion of our cash resources and incurrence of additional indebtedness to fund acquisitions.

We can give no assurance that we will be able to successfully identify, complete and integrate strategic acquisitions.

Our Significant Amount of Debt Could Harm our Financial Health

We currently have a significant amount of debt. As of December 31, 2003, our total consolidated indebtedness was approximately $1,068.0 million (excluding trade payables). As of that date, our Adjusted Homebuilding Debt (which is included in total consolidated indebtedness) was approximately $996.2 million (which excludes trade payables, $59.3 million of indebtedness relating to our mortgage financing operations and $12.5 million of indebtedness included in liabilities from inventories not owned). In addition, subject to the restrictions in our revolving credit facility and our note indentures, we may incur significant additional indebtedness. The amount of additional debt we can incur under these restrictions varies over time based on a number of factors, including changes in interest rates, our tangible net worth, and the value and composition of our real estate inventory. In addition, the amount of additional debt we can incur as of a particular date is dependent, in part, on the use of the proceeds of the additional borrowing. Thus any calculation of the amount of additional debt we can incur under these restrictions requires various assumptions and is subject to change. As of December 31, 2003, making assumptions that would result in the largest figure, the amount of additional senior debt we could have incurred under these restrictions was in excess of $1.0 billion. This calculation is based on a number of assumptions and only reflects the amount of senior debt that we could incur without violating the restrictions in our credit facility and indentures (and is not intended as an indication of the amount of additional borrowing that we could in fact obtain from third parties). There is no guarantee that this amount of additional borrowings, or any amounts, would be available to us. In the event such amounts were available to us, if the borrowing of such additional amounts materially altered our debt to capitalization ratio, our debt would likely be downgraded by applicable rating agencies making it more difficult and more expensive to incur additional debt. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

Our indebtedness could have important consequences such as:

•	requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt;

•	limiting our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service and other general corporate requirements;

•	making us more vulnerable to general adverse economic and industry conditions;

•	limiting our flexibility to engage in certain transactions or to plan for, or react to, changes in our business and the homebuilding industry; and

•	putting us at a disadvantage compared to competitors who have less debt.

Our unconsolidated joint ventures also have significant amounts of debt and will likely incur additional debt. Under credit enhancements that we typically provide with respect to joint venture borrowings, we could be required to make additional investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce these outstanding borrowings. If we were required to make such additional investments in amounts that exceed those permitted under our revolving credit facility or indentures, this could cause a default under the facility or indentures.

Our revolving credit facility and our note indentures impose restrictions on our operations and activities and require us to comply with certain financial covenants. If we fail to comply with these restrictions or covenants, our debt could become due and payable prior to maturity.

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

Employees

At December 31, 2003, we had approximately 1,700 employees; of these, approximately 410 were executive, administrative and clerical personnel, 390 were sales and marketing personnel, 590 were involved in construction, 190 were involved in new home warranty, and 120 worked in the mortgage operations. None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions or are subject to collective bargaining agreements.

We believe that our relations with our employees and subcontractors are good.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Irvine, California. The lease on this facility consists of approximately 32,000 square feet and expires in 2010. We lease approximately 30 other properties for our division offices, design centers and for our financial services subsidiary. For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Results of Operations—Selected Operating Data.” We believe that all of our properties are currently satisfactory for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers’ ages, positions and brief accounts of their business experience as of March 1, 2004, are set forth below.

Name	Age	Position
Stephen J. Scarborough	55	Chairman of the Board and Chief Executive Officer
Michael C. Cortney	56	President; Director
Andrew H. Parnes	45	Executive Vice President—Finance and Chief Financial Officer; Director
Clay A. Halvorsen	44	Executive Vice President, General Counsel and Secretary
Jari L. Kartozian	45	Senior Vice President
Kathleen R. Wade	50	President, Southwest Region
Scott D. Stowell	46	President, Southern California Region
Douglas C. Krah	50	President, Northern California Region

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

Michael C. Cortney has served as President since May 2001 and was appointed to the Board of Directors in May 2000. From January 2000 until May 2001, Mr. Cortney served as Executive Vice President. Mr. Cortney served as Senior Vice President from January 1998 until December 1999. From 1985 until August 2000, Mr. Cortney also served as the President of our Northern California homebuilding division. Mr. Cortney joined the Company in 1982.

Andrew H. Parnes has served as Executive Vice President—Finance since January 2004 and as Senior Vice President—Finance prior to this and since January 2001. From January 1997 until January 2001, Mr. Parnes served as Vice President—Finance. In May 2001, Mr. Parnes was appointed to the Board of Directors. In addition, he has served as our Chief Financial Officer since July 1996. Mr. Parnes served as our Treasurer from January 1991 until May 2001. From December 1989 until July 1996, Mr. Parnes served as our Controller.

Clay A. Halvorsen has served as Executive Vice President, General Counsel and Secretary since January 2004 and Senior Vice President, General Counsel and Secretary prior to this and since January 2001. From January 1998 until January 2001, Mr. Halvorsen served as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Halvorsen was a partner in the law firm of Gibson, Dunn & Crutcher LLP.

Jari L. Kartozian has served as Senior Vice President since January 2004 and prior to this as Vice President since January 2000. Ms. Kartozian served as Senior Vice President Sales and Marketing of our Orange County, California homebuilding division from September 1998 to December 1999 and as Vice President Sales and Marketing of this division prior to this and since August 1991. Ms. Kartozian joined the Company in 1981.

Scott D. Stowell has served as President of our Southern California Region since September 2002. From April 1996 until September 2002, Mr. Stowell served as President of our Orange County division. Mr. Stowell joined the Company in 1986 as a project manager.

Kathleen R. Wade has served as President of our Southwest Region since November 2002. From December 2000 until October 2002, Ms. Wade served as Chief Executive Officer of our Arizona division and as President of this division from September 1998 to December 2000. Prior to joining Standard Pacific, Ms. Wade served as President of the Arizona division of UDC Homes and, prior thereto, as Co-CEO of Continental Homes, a publicly traded homebuilder.

Douglas C. Krah has served as President of our Northern California Region since January 2004. From July 1999 until December 2003, Mr. Krah served as President of our Northern California—East Bay division. Mr. Krah served as Division President of our Northern California—South Bay division from January 1998 until June 1999. Mr. Krah joined the Company in November 1994 as Director of Project Management for the Northern California—East Bay division.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are listed on the New York Stock Exchange and Pacific Stock Exchange under the symbol “SPF.” The following table sets forth, for the fiscal quarters indicated, the reported high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and the common dividends paid per share.

	Year Ended December 31,
	2003			2002
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$27.35	$23.66	$0.08	$32.45	$22.90	$0.08
June 30	38.01	25.26	0.08	35.40	27.10	0.08
September 30	38.79	31.92	0.08	35.73	22.46	0.08
December 31	51.50	37.75	0.08	26.25	19.85	0.08

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

During 2003, we repurchased 63,300 common shares for approximately $1.6 million. None of these repurchases were made during the fourth quarter.

As of March 1, 2004, the number of record holders of our common stock was 917.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$2,341,180	$1,870,757	$1,375,610	$1,317,995	$1,198,831
Financial Services	18,870	13,856	8,851	3,410	2,257

Total revenues	$2,360,050	$1,884,613	$1,384,461	$1,321,405	$1,201,088

Pretax Income:
Homebuilding	$326,750	$187,533	$179,985	$165,973	$114,058
Financial Services	8,348	7,148	4,491	174	5

Pretax income from continuing operations	$335,098	$194,681	$184,476	$166,147	$114,063

Income from continuing operations	$204,379	$118,689	$111,065	$100,142	$67,571
Loss from discontinued operations, net of income taxes	—	—	—	—	(159)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—	618

Net Income	$204,379	$118,689	$111,065	$100,142	$68,030

Basic Earnings Per Share:
Income per share from continuing operations	$6.28	$3.78	$3.71	$3.43	$2.28
Earnings per share	$6.28	$3.78	$3.71	$3.43	$2.29
Weighted average common shares outstanding	32,555,189	31,399,120	29,931,797	29,236,125	29,597,669

Diluted Earnings Per Share:
Income per share from continuing operations	$6.08	$3.67	$3.63	$3.39	$2.27
Earnings per share	$6.08	$3.67	$3.63	$3.39	$2.28
Weighted average common and diluted shares outstanding	33,610,735	32,321,260	30,628,445	29,562,230	29,795,263

Balance Sheet and Other Financial Data:
Total assets	$2,460,703	$1,792,126	$1,366,301	$1,118,786	$829,968
Homebuilding long-term debt	$982,526	$626,648	$524,653	$424,351	$321,847
Stockholders’ equity	$1,033,201	$773,758	$573,092	$486,230	$381,885
Stockholders’ equity per share	$30.51	$24.04	$19.51	$16.17	$13.07
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.20

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Homebuilding:
Revenues	$2,341,180	$1,870,757	$1,375,610
Cost of sales	(1,839,066)	(1,531,879)	(1,091,484)

Gross margin	502,114	338,878	284,126

Gross margin percentage	21.4%	18.1%	20.7%

Selling, general and administrative expenses	(227,831)	(175,218)	(124,468)
Income from unconsolidated joint ventures	60,747	27,616	26,675
Interest expense	(6,847)	(5,489)	(4,158)
Amortization of goodwill	—	—	(2,342)
Other income (expense)	(1,433)	1,746	152

Homebuilding pretax income	326,750	187,533	179,985

Financial Services:
Revenues	18,870	13,856	8,851
Expenses	(14,072)	(9,380)	(6,443)
Income from unconsolidated joint ventures	3,169	2,323	1,713
Other income	381	349	370

Financial services pretax income	8,348	7,148	4,491

Income before taxes	335,098	194,681	184,476
Provision for income taxes	(130,719)	(75,992)	(73,411)

Net income	$204,379	$118,689	$111,065

Net cash provided by (used in) operating activities (1)	$10,387	$76,064	$(137,036)

Net cash provided by (used in) investing activities (1)	$(186,976)	$(222,512)	$(5,354)

Net cash provided by (used in) financing activities (1)	$319,421	$164,897	$113,149

Adjusted Homebuilding EBITDA (2)	$403,928	$234,476	$229,958

(1)	Amounts were derived from our consolidated statements of cash flows.
(2)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) material noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income from unconsolidated joint ventures and (h) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is a non-GAAP financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States.

The tables set forth below reconcile net cash provided by (used in) operating activities and net income, calculated and presented in accordance with accounting principles generally accepted in the United States, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$10,387	$76,064	$(137,036)
Add:
Income taxes	130,719	75,992	73,411
Homebuilding interest expense	6,847	5,489	4,158
Expensing of previously capitalized interest included in cost of sales	62,607	48,208	39,990
Less:
Income from financial services subsidiary	4,798	4,476	2,408
Depreciation and amortization from financial services subsidiary	326	199	155
Net changes in operating assets and liabilities:
Mortgages, other notes and receivables	(38,236)	28,437	19,339
Inventories-owned	335,081	(42,472)	237,192
Inventories-not owned	(65,325)	50,270	(3,977)
Deferred income taxes	7,750	(4,417)	5,739
Other assets	(18,081)	17,691	(4,128)
Accounts payable	(5,602)	3,000	12,959
Accrued liabilities	(59,292)	(19,111)	(15,126)
Liabilities from inventories not owned	42,197	—	—

Adjusted Homebuilding EBITDA	$403,928	$234,476	$229,958

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income	$204,379	$118,689	$111,065
Add:
Cash distributions of income from unconsolidated joint ventures	63,905	18,034	27,876
Income taxes	130,719	75,992	73,411
Homebuilding interest expense	6,847	5,489	4,158
Expensing of previously capitalized interest included in cost of sales	62,607	48,208	39,990
Homebuilding depreciation and amortization	3,310	2,479	4,254
Amortization of stock-based compensation	875	—	—
Less:
Income from unconsolidated joint ventures	63,916	29,939	28,388
Income from financial services subsidiary	4,798	4,476	2,408

Adjusted Homebuilding EBITDA	$403,928	$234,476	$229,958

Selected Operating Data

	Year Ended December 31,
	2003	2002	2001
New homes delivered:
Southern California	1,980	1,727	1,325
Northern California	627	557	600

Total California	2,607	2,284	1,925

Florida	2,205	1,188	—
Arizona	1,555	1,432	1,067
Carolinas	538	241	—
Texas	421	520	645
Colorado	267	277	380

Consolidated total	7,593	5,942	4,017

Unconsolidated joint ventures (1):
Southern California	442	242	293
Northern California	178	81	1

Total unconsolidated joint ventures	620	323	294

Total (including joint ventures) (1)	8,213	6,265	4,311

Average selling price of homes delivered:
California (excluding joint ventures)	$521,000	$488,000	$458,000
Florida	$185,000	$197,000	$—
Arizona	$179,000	$173,000	$173,000
Carolinas	$135,000	$142,000	$—
Texas	$268,000	$287,000	$292,000
Colorado	$314,000	$318,000	$316,000
Consolidated (excluding joint ventures)	$305,000	$314,000	$342,000
Unconsolidated joint ventures (California) (1)	$540,000	$532,000	$537,000
Total (including joint ventures) (1)	$323,000	$326,000	$355,000

Net new orders:
Southern California	2,008	2,019	1,469
Northern California	857	639	392

Total California	2,865	2,658	1,861

Florida	2,675	1,115	—
Arizona	1,740	1,473	1,176
Carolinas	522	177	—
Texas	459	519	551
Colorado	350	287	310

Consolidated total	8,611	6,229	3,898

Unconsolidated joint ventures (1):
Southern California	301	459	259
Northern California	275	124	9

Total unconsolidated joint ventures	576	583	268

Total (including joint ventures) (1)	9,187	6,812	4,166

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data

	Year Ended December 31,
	2003	2002	2001
Average number of selling communities during the year:
Southern California	21	23	21
Northern California	15	13	13

Total California	36	36	34

Florida	34	13	—
Arizona	20	20	18
Carolinas	9	4	—
Texas	19	25	27
Colorado	12	11	10

Consolidated total	130	109	89

Unconsolidated joint ventures (1):
Southern California	4	7	5
Northern California	5	2	1

Total unconsolidated joint ventures	9	9	6

Total (including joint ventures) (1)	139	118	95

	At December 31,
	2003	2002	2001
Backlog (in homes):
Southern California	884	856	558
Northern California	483	157	67

Total California	1,367	1,013	625

Florida	1,730	1,034	—
Arizona	752	567	526
Carolinas	65	81	—
Texas	184	146	147
Colorado	171	88	78

Consolidated total	4,269	2,929	1,376

Unconsolidated joint ventures (1):
Southern California	83	224	13
Northern California	83	43	8

Total unconsolidated joint ventures	166	267	21

Total (including joint ventures) (1)	4,435	3,196	1,397

Backlog (estimated dollar values in thousands):
Consolidated total	$1,460,058	$872,694	$433,413
Unconsolidated joint ventures (California) (1)	103,693	139,491	11,994

Total (including joint ventures) (1)	$1,563,751	$1,012,185	$445,407

Building sites owned or controlled:
Southern California	11,088	6,056	5,758
Northern California	5,022	3,791	2,977

Total California	16,110	9,847	8,735

Florida	12,458	8,007	—
Arizona	4,584	4,839	4,178
Carolinas	3,374	2,673	—
Texas	2,996	2,731	2,598
Colorado	1,647	1,792	1,971

Total (including joint ventures) (1)	41,169	29,889	17,482

Total building sites owned	21,782	16,123	10,664
Total building sites optioned or subject to contract	13,702	10,200	4,646
Total joint venture lots (1)	5,685	3,566	2,172

Total (including joint ventures) (1)	41,169	29,889	17,482

Completed and unsold homes	159	280	345

Homes under construction	4,100	3,012	1,815

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

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

Business Combinations and Goodwill

Acquisitions of other companies are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. The estimation of fair values of assets and liabilities and the allocation of purchase price requires a substantial degree of judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition, are generally in various stages of development. Actual revenues, costs and time to complete a community could vary from estimates impacting the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of expenses and therefore impact our current and future operating results. Our reported income from an acquired company includes the operations of the acquired company from the date of acquisition.

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. This valuation process requires management to make comprehensive estimates of future revenues, costs and the timing of expected future cash flows, which requires a substantial degree of judgment. Due to the uncertainties associated with such estimates and judgments, actual results could differ from such estimates. For purposes of this test, each of our homebuilding geographic operating divisions is a reporting unit.

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). In addition, all of our joint ventures are reviewed and analyzed under FIN 46 to determine whether or not these arrangements are to be accounted for under the principles of FIN 46 or other accounting rules (see “Unconsolidated Homebuilding and Land Development Joint Ventures” below).

Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. Based on the provisions of FIN 46, whenever we enter into a land purchase contract or an option contract for land or lots with an entity and make a non-refundable deposit or enter into a homebuilding or land development joint venture, a VIE may have been created, and the arrangement is evaluated under FIN 46. The assumptions used by us when we evaluate whether the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties, the calculation of expected losses and expected residual returns, the probability of estimated future cash flows and the determination of the amounts recorded in our consolidated financial statements require significant judgment and are based on future events that may or may not occur.

Cost of Sales

Homebuilding revenue and the related cost of sales are recognized when homes are sold and title has transferred to the homebuyer. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their relative sales value. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. These costs include all direct and indirect construction costs associated with constructing and carrying the home as well as costs related to developing the surrounding community and amenities, such as land, land improvements and other common costs. The estimation of these costs requires a substantial degree of judgment by management.

The estimation process involved in determining relative sales values is inherently uncertain because it involves estimating future sales values of homes before delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales.

Inventories

Inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses, if any. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales value.

We assess the recoverability of inventories in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates, which could affect our future results of operations (see “Cost of Sales” discussion above regarding the estimation process). We review each real estate project on a community-by-community basis to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our joint ventures vary but are generally less than or equal to 50 percent. In certain instances, our ownership interest may be greater than 50 percent, however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46, we are not considered the primary beneficiary of the entities determined to be VIEs or we do not have voting or economic control.

The critical accounting policies described under “Cost of Sales” and “Inventories” above are also applicable to our unconsolidated homebuilding joint ventures.

Insurance and Litigation Reserves

Insurance and litigation reserves are established for estimated future claims cost. We maintain general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work. We record estimated costs to cover our self-insured retentions and deductible amounts under these policies, for costs that may exceed our coverage limits, and for claims that may not be covered by applicable insurance or indemnities. Estimation of these reserves includes consideration of our claims history, current claims, and potential for recovery of costs from insurance and other sources. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future claim costs could differ from our currently estimated amounts.

Fiscal Year 2003 Compared to Fiscal Year 2002

Overview

Net income for the year ended December 31, 2003 increased 72 percent to a record $204.4 million, or $6.08 per diluted share, compared to $118.7 million, or $3.67 per diluted share, in 2002. The increase in net income was driven by a 74 percent increase in homebuilding pretax income to $326.8 million and a 17 percent increase in financial services pretax income to $8.3 million. For the year ended December 31, 2003, our return on average stockholders’ equity was 22.6 percent, which represents a 500 basis point improvement over the prior year.

The significant increase in homebuilding earnings reflects a number of positive economic factors and demographic trends combined with the growing contributions from our expansion into new geographic markets over the past six years. Low mortgage interest rates combined with steady employment levels in most of our larger markets have helped drive demand for new housing. Demand for new homes has also been supported by a number of positive demographic factors such as the aging baby boom generation, who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, we are experiencing growing constraints on the availability of buildable land in many of our markets, which has also contributed to increasing home prices.

We are focused on generating strong financial returns including our return on average stockholders’ equity. These financial measurements are frequently used by investors as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization.

Our outlook for 2004 reflects our expectation of continued favorable housing market conditions in our key markets. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we believe we have the opportunity to increase deliveries in 2004 to approximately 9,300 new homes, excluding 300 joint venture deliveries, and achieve homebuilding revenues of approximately $3.2 billion.

On October 29, 2003, we acquired Coppenbarger Homes, a homebuilder in the Jacksonville, Florida area, and on December 24, 2003, we acquired the Sacramento, California homebuilding operations of Lucas and Mercier Development.

Homebuilding

Homebuilding pretax income for 2003 was up 74 percent to $326.8 million compared to $187.5 million in the prior year. The higher level of pretax income was primarily attributable to a 25 percent increase in homebuilding revenues, a 330 basis point increase in the homebuilding gross margin percentage and a 120 percent, or a $33.1 million, increase in homebuilding joint venture income, which was partially offset by a 30 basis point increase in selling, general and administrative (“SG&A”) expenses as a percentage of homebuilding revenues. Our 2003 homebuilding pretax income reflects a fourth quarter pretax charge of $3.2 million resulting from the early retirement of our 8½% Senior Notes due 2007 and a pretax charge of $875,000 resulting from our decision to begin to expense the cost of stock option grants on a prospective basis effective with options granted during fiscal year 2003. The early retirement of senior notes and expensing of stock options charges are reflected in other expense and SG&A, respectively, in our accompanying consolidated statements of income.

Homebuilding revenues for 2003 were a record $2.34 billion, a 25 percent increase over the $1.87 billion generated in 2002. The increase in revenues was attributable to a 28 percent increase in new home deliveries (exclusive of joint ventures) to 7,593 homes in 2003. The increase reflects in large part the first full year of operations from our three acquisitions made during 2002 in the Southeastern United States. The increase in deliveries was offset in part by a 3 percent decline in our consolidated average home price to $305,000. The lower average price was due primarily to increased deliveries from our Arizona, Florida and Carolina operations.

In California, we delivered 2,607 new homes (exclusive of joint ventures) in 2003 versus 2,284 homes in 2002, a 14 percent increase. Deliveries were up 15 percent (exclusive of joint ventures) in Southern California to 1,980 new homes and up 13 percent in Northern California to 627 new homes. In Arizona, deliveries increased 9 percent to 1,555 new homes, while deliveries in Texas and Colorado were down 19 percent and 4 percent, respectively. The decline in Texas and Colorado deliveries reflects the continued impact of slower economic conditions on housing demand in those markets. During 2003, we delivered 2,205 new homes in Florida and 538 new homes in the Carolinas, our first full year of operations in these markets.

Our average home price in California (exclusive of joint ventures) increased 7 percent to $521,000. The higher price reflects general new home price appreciation, primarily in the strong Southern California housing market, offset in part by a change in mix to lower priced homes. Our average home price in Arizona was up 3 percent to $179,000 reflecting an increase in housing prices in that market. Our average home price in Texas declined approximately 7 percent to $268,000 reflecting our increasing emphasis on more affordable homes, while Colorado remained essentially flat compared to the prior year. Our 2003 average home prices in Florida and the Carolinas were $185,000 and $135,000, respectively, and reflecting a product orientation towards the entry level and first-time move-up buyer.

Our homebuilding gross margin percentage for 2003 increased 330 basis points to 21.4 percent compared to 18.1 percent in 2002. The increase in the gross margin percentage was driven by higher margins in California, Florida and Arizona. Margins in Texas and Colorado are still well below our companywide average and generally reflect the impact of slower economic conditions in those regions. The higher overall gross margin percentage reflects our ability to raise home prices in most of our California and Florida markets during 2003 as a result of strong housing demand and improving margins in Arizona due to healthy demand for new homes combined with volume and cost efficiencies. In addition, the Florida 2002 gross margins were adversely impacted by the purchase accounting adjustments to write-up the carrying value of the acquired presold homes in backlog.

SG&A expenses for 2003 were 9.7 percent of homebuilding revenues compared to 9.4 percent in 2002. The increase in SG&A expenses as a percentage of homebuilding revenues reflects the impact of our expansion into the Southeastern United States where we generally incur higher levels of sales and marketing costs and G&A expenses as a percentage of revenues.

Income from unconsolidated joint ventures increased 120 percent in 2003 to $60.7 million. This increase was generated from a 92 percent jump in new home deliveries to 620 new homes, compared to 323 deliveries in 2002, and an increase in land sales from our Talega land development joint venture in South Orange County, California. All of our joint venture deliveries during 2003 and 2002 were generated in California. Earnings from our unconsolidated joint ventures will vary significantly from year to year based on the timing of joint venture deliveries and land sales and are expected to be less for 2004 than in 2003 primarily due to fewer deliveries.

Other expense for 2003 reflects a pretax charge of approximately $3.2 million recognized in connection with the early retirement of our 8½% Senior Notes due 2007 discussed above, which was offset in part by construction fee income generated by our Orlando and Jacksonville, Florida operations.

Net new orders for 2003 were up 35 percent from the year earlier period to a record 9,187 new homes (including 576 joint venture orders) compared to 6,812 (including 583 joint venture orders) in 2002. In addition, our cancellation rate decreased in 2003 to 18 percent versus 20 percent in 2002. Orders were down 7 percent in Southern California on a 17 percent decline in average new home communities, up 48 percent in Northern California on a 33 percent increase in average community count, up 18 percent in Arizona on a flat community count, down 12 percent in Texas on a 24 percent lower community count and up 22 percent in Colorado on a 9 percent higher average community count. In Florida, we generated 2,675 new home orders from an average of 34 communities in 2003 compared to 1,115 new home orders during 2002, and in the Carolinas, we generated 522 new home orders from an average of 9 communities in 2003 compared to 177 new home orders during 2002.

Net new orders for the 2003 fourth quarter increased 34 percent year-over-year to 2,163 new homes (including joint ventures) on an 8 percent increase in average community count. Orders were up 4 percent in Southern California despite a 23 percent decline in the average number of active selling communities, up 244 percent in Northern California on a 60 percent higher community count, up 83 percent in Florida on a 75 percent higher community count and down 7 percent in Arizona on a 20 percent lower community count. Orders were down 12 percent in the Carolinas on an 11 percent higher community count, up 48 percent in Colorado on an 8 percent higher community count and down 19 percent in Texas on a 28 percent lower community count. The order levels in the Company’s three largest markets, California, Florida and Arizona, generally reflect healthy housing market conditions in those regions while the order levels in Texas and Colorado continue to reflect the impact of generally weak economic conditions.

The strong overall level of new home orders in 2003 resulted in a record year-end backlog of 4,435 presold homes (including 166 joint venture homes) valued at an estimated $1.6 billion (including $104 million of joint venture backlog value), an increase of 54 percent from the December 31, 2002 backlog value. No assurance can be given that all of the homes in our backlog will actually be delivered as contracted. See “Business—Marketing and Sales” for a discussion of our cancellation rates.

Financial Services

Revenues from our financial services segment, which represents our mortgage banking operations throughout California and in South Florida, were up 36 percent in 2003 to $18.9 million compared to $13.9 million last year. The higher level of revenues was primarily attributable to a 52 percent increase in the dollar volume of mortgage loans sold and an increase in net interest income. The higher loan volume was attributed to a 24 percent increase in new homes delivered in California and the commencement of loan originations in South Florida at the end of fiscal year 2002.

Expenses for the financial services segment in 2003 were up 50 percent compared to the prior year primarily due to higher revenue and earnings levels generated during 2003, along with start-up costs incurred in connection with our expansion into the South Florida market during the early part of 2003 and start up costs incurred in connection with our current expansion into Arizona and Texas. In March 2004, Family Lending also began originating loans in Arizona and Texas.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions that operate in conjunction with our homebuilding divisions in Arizona, Texas, Colorado, the Carolinas, and Tampa and Southwest Florida, was up 36 percent to $3.2 million. The higher income level was primarily due to the addition of the Florida and Carolina joint venture during the 2002 third quarter through the acquisition of Westfield Homes and increased deliveries in Arizona.

Fiscal Year 2002 Compared to Fiscal Year 2001

Overview

Net income for the year ended December 31, 2002 increased 7 percent to $118.7 million, or $3.67 per diluted share, compared to $111.1 million, or $3.63 per diluted share, in 2001. The increase in net income was driven by a 4 percent increase in homebuilding pretax income, a 59 percent increase in financial services pretax income and an 80 basis point reduction in our effective tax rate to 39.0 percent.

On April 15, 2002, we acquired Westbrooke Homes, a longtime homebuilder in the Miami, Florida metropolitan area. With this acquisition, we purchased or assumed the rights to acquire approximately 2,800 single-family lots and acquired a backlog of 485 presold homes.

On May 14, 2002, we acquired Colony Homes, a homebuilder in the Orlando, Florida metropolitan area. At closing, we purchased or assumed the rights to acquire over 1,600 buildable lots and acquired a backlog of 141 presold homes.

On August 13, 2002, we acquired Westfield Homes, a homebuilder that has been in business since 1980, which operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas. We did not acquire Westfield’s Illinois operations. With this acquisition, we purchased or assumed the rights to acquire approximately 4,800 buildable lots in these markets and acquired a backlog of 626 presold homes.

In August 2002, we announced our decision to close our Houston division. In 2001, our Houston operations represented less than 2 percent of our total homebuilding revenues and did not make a significant contribution to our Texas earnings. In connection with winding down our Houston operations, we recognized a noncash pretax charge of approximately $3.0 million during the 2002 third quarter, which was included in costs of sales in the accompanying consolidated statements of income. The impairment charge primarily related to the write-down of certain real estate inventories that were to be disposed of to their estimated fair value. These assets consisted of homes under construction, lots to be started and constructed, and lots to be sold to other homebuilders.

Homebuilding

Homebuilding pretax income for 2002 was up 4 percent to $187.5 million compared to $180.0 million in 2001. The higher level of pretax income was primarily attributable to a 36 percent increase in homebuilding revenues, which was largely offset by a 260 basis point decrease in the homebuilding gross margin percentage, and a 40 basis point increase in SG&A expenses as a percentage of homebuilding revenues. The lower homebuilding gross margin percentage reflects, in part, a slowdown in the Colorado and Texas housing markets and the $3.0 million third quarter pretax charge discussed above related to our decision to close our Houston division. The Houston noncash charge is reflected in cost of sales in our accompanying consolidated statements of income.

Homebuilding revenues for 2002 increased 36 percent to $1.87 billion compared to the $1.38 billion generated in 2001. The increase in revenues was attributable to a 48 percent increase in new home deliveries (exclusive of joint ventures) to 5,942 homes, reflecting in part the delivery of 1,429 homes from our Florida and Carolina operations. The increase in deliveries was partially offset by an 8 percent decline in our consolidated average home price to $314,000. The lower average price was due primarily to increased deliveries from our Arizona division and the deliveries from our Florida and Carolina operations, which were acquired in the second and third quarters of 2002.

In California, we delivered 2,284 new homes (exclusive of joint ventures) in 2002 versus 1,925 homes in 2001. Deliveries were up 30 percent in Southern California to 1,727 new homes and down 7 percent in Northern California to 557 new homes. In Arizona, deliveries increased 34 percent to 1,432 new homes, while deliveries in Texas and Colorado were down 19 and 27 percent, respectively. The decline in Texas and Colorado deliveries reflected the impact of slower economic conditions on housing demand in these markets.

Our average home price in California (exclusive of joint ventures) increased 7 percent to $488,000. The higher price reflected the delivery of larger homes combined with general new home price increases, primarily in the strong Southern California housing market. Our average home prices in Arizona and Colorado remained essentially flat compared to 2001, while our average home price in Texas declined approximately 2 percent to $287,000. Our 2002 average home prices in Florida and the Carolinas were $197,000 and $142,000, respectively.

Our homebuilding gross margin percentage for 2002 decreased 260 basis points to 18.1 percent compared to 20.7 percent in 2001. The lower gross margin percentage reflected the impact of slower economic conditions in our Texas, Colorado and Northern California markets, the Houston noncash charge noted above and the purchase accounting adjustments related to the three acquisitions we made during 2002. In accordance with purchase accounting standards, we increased the carrying values of presold homes in the backlog of the acquired entities to their estimated fair value. This adjustment had the impact of increasing cost of sales and reducing our gross margin percentage when these homes were delivered.

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

Effective January 1, 2002, we ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” During 2001, we amortized approximately $2.3 million of goodwill.

Net new orders for 2002 were up 64 percent to 6,812 new homes (including 583 joint venture orders) compared to 4,166 (including 268 joint venture orders) in 2001. In addition, our cancellation rate decreased in 2002 to 20 percent versus 26 percent in 2001. Orders were up 43 percent in Southern California on a 15 percent increase in the average community count, up 90 percent in Northern California on a 7 percent increase in the average community count, down 6 percent in Texas on a 7 percent decline in average community count, up 25 percent in Arizona on an 11 percent higher average community count, and down 7 percent in Colorado on a 10 percent higher average community count. With respect to the operations acquired in 2002, we generated 1,115 new home orders in Florida and 177 new home orders in the Carolinas. The strong overall level of new home orders, together with our three acquisitions in 2002, resulted in a year-end backlog of 3,196 presold homes (including 267 joint venture orders) valued at an estimated $1.0 billion (including $139 million of joint venture backlog value), an increase of 127 percent from the December 31, 2001 backlog value. No assurance can be given that all of the homes in our backlog will actually be sold as contracted. See “Business—Marketing and Sales” for a discussion of our cancellation rates.

Financial Services

Revenues from our financial services segment were up 57 percent in 2002 to $13.9 million from $8.9 million in 2001. The higher level of revenues was primarily attributable to a 36 percent increase in the volume of mortgage loans sold combined with a 44 percent increase in net interest income. The higher level of loan volume was driven by an increase in new homes delivered in California, an increase in our capture rate to 60 percent in California, and our commencement of loan originations in South Florida during the third quarter of 2002. The increase in net interest income was attributable to the higher level of loans carried by us prior to sale to third party investors and the favorable interest rate environment, which resulted in a greater spread between the cost to carry the loans prior to sale and the interest rates received on the loans held for sale.

Expenses for the financial services segment were up 46 percent primarily as a result of increased compensation and overhead expenses driven by the higher revenue and earnings levels and due to start-up expenses incurred in connection with our entrance into the South Florida market.

Financial services joint venture income was up 36 percent to $2.3 million from $1.7 million in 2001. The higher income level was primarily due to increased deliveries in Arizona and the addition of the Florida and Carolina joint ventures in 2002 resulting from our acquisitions in these markets.

Other financial services income represents earnings from our title insurance operations in Texas and South Florida, which serve as title insurance agents offering title examination services.

Inventory Carrying Costs and Inventory Turnover Ratio

	December 31,
	2003	2002	2001
	(Dollars in millions)
Capitalized interest in ending inventories owned	$ 38.4	$ 31.9	$ 28.9
Capitalized interest as a percentage of total ending inventories owned	2.2%	2.5%	2.6%
Average inventories owned balance	$1,523	$1,260	$1,007
Cost of sales for the year then ended	$1,839	$1,532	$1,091
Ratio of cost of sales to average inventories owned balance (inventory turn ratio)(1)	1.21x	1.22x	1.08x

(1)	Inventory turn ratio means cost of sales divided by average inventories owned. Average inventories owned means (i) inventories owned at the beginning of the calendar year plus inventories owned at the end of each quarter during the calendar year (ii) divided by five.

The 2003 inventory turn ratio of 1.21 remained relatively consistent with the 2002 inventory turn ratio of 1.22. The nominal decline in the ratio from 2002 was primarily attributed to an increase in average inventories owned related to our acquisitions in Jacksonville and Sacramento during the fourth quarter of 2003. The impact of the higher level of inventories was partially offset by a 28 percent increase in new home deliveries in 2003 (exclusive of joint ventures) compared to 2002 resulting from the increase in our sales rates.

The inventory turn ratio increased from 1.08 in 2001 to 1.22 in 2002. This improvement was primarily attributable to a 48 percent increase in consolidated new home deliveries in 2002 to 5,942 homes resulting from the increase in our sales rates. The increase in deliveries was primarily due to strong housing market conditions experienced in Southern California and Arizona and deliveries from our newly acquired operations in Florida and the Carolinas. These increases were partially offset by a decline in deliveries from our Northern California, Texas and Colorado divisions.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public note offerings and bank revolving credit facility, land option contracts, joint venture financings, land seller notes, assessment district bond financing and through the sale of common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of company stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities, internally generated funds and a parent line of credit. Based on our current business plan and market conditions, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

During 2003, our homebuilding debt increased $357 million and we raised an additional $50 million through the issuance of common equity. These funds, in addition to the cash generated from operations, were used to finance our $721 million increase in homebuilding assets. The increased investment in our homebuilding operations was made to support our growth initiatives which consist of expansion into new geographic markets as well as increasing delivery volume in our established divisions. We expect to further increase our investment in homebuilding assets in 2004 as we continue to pursue these growth initiatives.

An important focus of management is managing our leverage. Careful consideration is given to balancing our desire to further our strategic growth initiatives while maintaining a proper balance of our debt levels relative to our stockholders’ equity. Our leverage has generally fluctuated over the past several years in the range of 45 percent to 55 percent (as measured by adjusted net homebuilding debt, which excludes indebtedness of our financial services subsidiary and liabilities of inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of acquisitions. In general, our borrowings increase during the first three quarters of the year and decrease in the fourth quarter as a result of higher deliveries in the latter portion of the year.

In January 2003, we entered into a new $450 million unsecured revolving credit facility. The new facility matures on October 31, 2005 and contains provisions allowing us, at our option, to extend the maturity date of the facility to October 31, 2006. In addition, the facility contains a provision that allows us to increase the total aggregate commitment under the facility up to $550 million, subject to the availability of additional bank lending commitments. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The facility contains financial covenants, including the following:

•	a covenant that, as of December 31, 2003, requires us to maintain not less than $691.8 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.50 to 1.0;

•	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

•	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0 (subject to certain exceptions).

The facility also limits, among other things, our investments in joint ventures and the amount of dividends we can pay. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the facility and from other sources. At December 31, 2003, we had no borrowings outstanding and had issued approximately $33.4 million of letters of credit under the facility. As of December 31, 2003, and throughout the year ended December 31, 2003, we were in compliance with the covenants of the facility. Our ability to renew and extend the facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $140 million. One of the facilities provides $15 million in additional borrowing capacity between October 1, 2003 and March 31, 2004, providing for an aggregate commitment up to $155 million. Mortgage loans are typically financed under the facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants and have current maturity dates ranging from April 3, 2004 to June 28, 2004. It is our intention to renew these facilities. At December 31, 2003, we had approximately $59.3 million advanced under these facilities.

In March 2003, we issued $125 million of 7¾% Senior Notes that mature on March 15, 2013. These notes were issued at a discount to yield approximately 7.88 percent and are senior unsecured obligations. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

In May 2003, we issued $175 million of 6 7/8% Senior Notes that mature on May 15, 2011. These notes were issued at par in a transaction exempt from the registration requirements of federal and state securities laws for resale pursuant to Rule 144A. In September 2003, we completed an offer to exchange all of the outstanding original notes for an equal amount of registered and substantially similar 6 7/8% Senior Notes due 2011. Net proceeds from the original 6 7/8% Senior Notes were approximately $173.4 million and were used to pay off borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

In September 2003, we issued $150 million of 6½% Senior Notes at par that mature on October 1, 2008. Net proceeds were approximately $148.6 million and $102.8 million was used in October 2003 to redeem in full our 8½% Senior Notes due 2007 with the balance used for general corporate purposes.

Pursuant to the terms of the 7¾%, 6 7/8% and 6 1/2% Senior Notes and our other outstanding public senior notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants that, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

In December 2003, we issued 1,000,000 shares of common stock at a price to the public of $50.40 per share. Net proceeds to us after underwriting expenses were approximately $50.0 million and were used for general corporate purposes, including acquisitions.

We maintain a universal shelf registration statement on Form S-3 that permits the issuance from time to time of common stock, preferred stock, debt securities and warrants. We issued the 7 3/4% Senior Notes and the 6 1/2% Senior Notes pursuant to the shelf registration statement. Currently, $314 million of securities remain available for future issuance by us under this registration statement. We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case, we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financings are used to finance land acquisition and development costs. At December 31, 2003, we had approximately $24.2 million outstanding in trust deed and other notes payable, including CDD bonds.

We paid approximately $10.4 million, or $0.32 per common share ($0.08 per common share per quarter), in dividends to our stockholders during 2003. Our management expects that this dividend policy will continue, but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On January 29, 2004, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend was paid on February 26, 2004 to stockholders of record on February 12, 2004.

During the year ended December 31, 2003, we issued 741,888 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $11.3 million.

In April 2001, our Board of Directors authorized a $35 million stock repurchase plan that replaced our previously authorized repurchase plan. In October 2002, our Board increased the buyback limit to $50 million, and in January 2003, the Board increased the limit to $75 million. Through March 1, 2004, we had repurchased 1,631,500 shares of common stock for approximately $34.4 million under the plan, leaving a balance of approximately $40.6 million for future share repurchases.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2003, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements and subcontractor labor and material commitments to be utilized in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt (1)	$996,169	$13,643	$10,537	$249,710	$722,279
Operating leases (2)	19,075	5,161	7,733	3,582	2,599
Purchase obligations (3)	1,189,860	1,152,093	37,169	598	—

Total	$2,205,104	$1,170,897	$55,439	$253,890	$724,878

(1)	For a more detailed description of our long-term debt, refer to footnotes 5, 6 and 7 in our accompanying consolidated financial statements.
(2)	For a more detailed description of our operating leases, refer to footnote 10 in our accompanying consolidated financial statements.
(3)	Includes approximately $543.6 million (net of deposits) in land purchase and option contracts for which we have made non-refundable deposits. For a more detailed description of our land purchase and option contracts, see “—Off-Balance Sheet Arrangements” and footnote 10 in our accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of December 31, 2003, we had cash deposits and letters of credit outstanding of approximately $31.1 million on land purchase contracts having a total remaining purchase price of approximately $500.0 million.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of December 31, 2003, we had cash deposits and letters of credit outstanding of approximately $15.4 million on option contracts having a total remaining purchase price of approximately $276.2 million. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At December 31, 2003, these unconsolidated joint ventures had borrowings outstanding that totaled approximately $292.7 million that, in accordance with accounting principles generally accepted in the United States, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of December 31, 2003, approximately $146.7 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners.

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of December 31, 2003, our joint ventures had approximately $204.3 million of surety bonds outstanding subject to these indemnity arrangements.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions we expect to materially affect our future liquidity.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material impact on our financial position or results of operations.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting, which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in interim and annual financial statements. We adopted the fair value recognition provisions of SFAS 123 during the 2003 fourth quarter. We selected the prospective method of adopting SFAS 123 as permitted by SFAS 148. Under the prospective method selected by us, the fair value recognition provisions are applied to all employee stock option awards granted, modified or settled after December 31, 2002. The initial adoption of SFAS 148 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 was effective immediately for arrangements entered into after January 31, 2003 and will be applied to all arrangements entered into before February 1, 2003 during our fiscal quarter ended March 31, 2004. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003 did not have a material impact on our financial position or results of operations. We are still evaluating the impact of FIN 46 for all arrangements entered into prior to February 1, 2003, however, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include but are not limited to statements regarding:

•	our strategies;

•	the strength of our markets;

•	expected revenues, deliveries, average home prices and gross margins;

•	sales orders and our backlog of homes and their estimated sales value;

•	our opportunities and desire to expand in our existing markets and enter new geographic markets;

•	our opportunities and desire to identify more affordable housing opportunities and to expand our price points;

•	our ability to react to increases or decreases in demand for housing;

•	our ability to rapidly take advantage of local market opportunities as they arise;

•	the adequacy of our inventory of building sites and our competitive edge in acquiring new building sites;

•	planned new home community openings and the expected number of active selling communities;

•	the adequacy of our impairment charges relating to our exit from the Houston market;

•	contingent earn-out payments in connection with acquisitions;

•	the sufficiency of our capital resources;

•	our planned continued use of joint ventures and expected joint venture deliveries;

•	our review and assessment of goodwill for impairment;

•	the expected impact of new accounting pronouncements;

•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	the time typically required to complete construction of a home;

•	the expected impact of outstanding claims and actions on our results of operations and financial position;

•	the likelihood of realization of a net deferred tax asset; and

•	the potential value of and expense related to stock option grants.

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

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the year ended December 31, 2003. We do not enter into or hold derivatives for trading or speculative purposes. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2003. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

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

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility of mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of December 31, 2003, Family Lending had approximately $74.2 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $65.1 million were hedged by forward sale commitments of mortgage-backed securities.

There are also certain loans in Family Lending’s mortgage loan portfolio that were contributed to Family Lending in connection with its initial capitalization. These mortgage loans are accounted for as loans held for sale and include both fixed and variable rate loans. To a much lesser extent, our homebuilding operation has provided first and second mortgage loans to homebuyers. These loans are held to maturity and generally are at fixed interest rates.

We utilize debt financing primarily for acquiring and developing land, constructing and selling homes, funding market expansion through acquisitions, and for other operating purposes. Historically, we have made short-term borrowings under our revolving credit facility to fund these expenditures, and when market conditions were appropriate, based on our judgment, we would issue stock or fixed rate debt to provide longer-term financing. In addition, as discussed above, our financial services subsidiary utilizes short-term borrowings under its mortgage credit facilities to finance mortgage loan originations for our homebuyers. Borrowings under these revolving credit facilities are at variable rates.

For our fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flows. We do not currently have any obligations to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2003, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $600,000. A one percentage point increase in interest rates on our average variable rate debt outstanding during 2003 would have also resulted in an increase in variable rate interest costs of approximately $700,000. In addition, holding our combined homebuilding joint venture variable rate debt balance constant as of December 31, 2003, each one percentage point increase in interest rates would result in an approximate $2.9 million increase in the interest costs of the unconsolidated joint ventures.

The table below details the principal amount and the average interest rates for the mortgage notes receivable, mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage notes receivable and mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage notes receivable and mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our trust deed and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. Our senior and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2003.

	Expected Maturity Date							Estimated Fair Value
December 31,	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage notes receivable	$7,095	$26	$28	$22	$—	$—	$7,171	$7,171
Average interest rate	5.6%	6.9%	6.9%	6.9%	—	—	5.6%
Mortgage loans held for sale (1)	$63,183	$78	$85	$53	$44	$600	$64,043	$64,228
Average interest rate	5.7%	9.4%	9.5%	9.1%	8.8%	8.6%	5.7%
Liabilities:
Fixed rate debt	$13,643	$8,498	$2,039	$34	$249,676	$722,279	$996,169	$1,057,232
Average interest rate	3.7%	5.4%	5.9%	0.0%	7.1%	8.3%	7.9%
Variable rate debt	$59,317	$—	$—	$—	$—	$—	$59,317	$59,317
Average interest rate	2.1%	—	—	—	—	—	2.1%
Off-Balance Sheet Financial Instruments:
Forward sale commitments of mortgage-backed securities:
Notional amount	$65,052	$—	$—	$—	$—	$—	$65,052	$65,465
Average interest rate	5.5%	—	—	—	—	—	5.5%
Commitments to originate mortgage loans:
Notional amount	$27,760	$—	$—	$—	$—	$—	$27,760	$27,497
Average interest rate	5.1%	—	—	—	—	—	5.1%

(1)	Substantially all of the amounts presented in this line item for 2004 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Standard Pacific Corp. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 21, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of Standard Pacific Corp. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2.r., these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002 and changed the Company’s method of accounting for goodwill. Our audit procedures with respect to the transitional disclosures in Note 2.r. for 2001 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing goodwill amortization (net of income taxes) recognized in that period related to goodwill that is no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the transitional disclosures for 2001 in Note 2.r. are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s 2001 consolidated financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

Irvine,	California
January	27, 2004

The following audit report of Arthur Andersen LLP is a copy of the original report dated January 21, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. The Arthur Andersen LLP audit report refers to consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001; pursuant to the rules of the Securities and Exchange Commission, the consolidated balance sheets as of December 31, 2001 and 2000 and consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999 were included in our Annual Report on Form 10-K for the year ended December 31, 2001 but are not included in this report.

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

/s/ ARTHUR	ANDERSEN LLP

Orange	County, California
January	21, 2002

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$2,341,180	$1,870,757	$1,375,610
Cost of sales	(1,839,066)	(1,531,879)	(1,091,484)

Gross margin	502,114	338,878	284,126

Selling, general and administrative expenses	(227,831)	(175,218)	(124,468)
Income from unconsolidated joint ventures	60,747	27,616	26,675
Interest expense	(6,847)	(5,489)	(4,158)
Amortization of goodwill	—	—	(2,342)
Other income (expense)	(1,433)	1,746	152

Homebuilding pretax income	326,750	187,533	179,985

Financial Services:
Revenues	18,870	13,856	8,851
Expenses	(14,072)	(9,380)	(6,443)
Income from unconsolidated joint ventures	3,169	2,323	1,713
Other income	381	349	370

Financial services pretax income	8,348	7,148	4,491

Income before taxes	335,098	194,681	184,476
Provision for income taxes	(130,719)	(75,992)	(73,411)

Net Income	$204,379	$118,689	$111,065

Earnings Per Share:
Basic	$6.28	$3.78	$3.71
Diluted	$6.08	$3.67	$3.63

Weighted Average Common Shares Outstanding:
Basic	32,555,189	31,399,120	29,931,797
Diluted	33,610,735	32,321,260	30,628,445

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$159,654	$22,245
Mortgage notes receivable and accrued interest	7,171	3,682
Other notes and receivables	37,721	34,451
Inventories:
Owned	1,760,567	1,267,374
Not owned	128,453	108,389
Investments in and advances to unconsolidated joint ventures	164,649	122,460
Property and equipment, net	7,343	7,524
Deferred income taxes	26,361	18,611
Other assets	17,291	19,097
Goodwill	73,558	58,062

	2,382,768	1,661,895

Financial Services:
Cash and equivalents	10,829	5,406
Mortgage loans held for sale	64,043	109,861
Other assets	3,063	14,964

	77,935	130,231

Total Assets	$2,460,703	$1,792,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$77,837	$71,439
Accrued liabilities	203,138	147,677
Liabilities from inventories not owned	19,615	46,155
Trust deed and other notes payable	24,232	16,670
Senior notes payable	823,001	473,469
Senior subordinated notes payable	148,936	148,854

	1,296,759	904,264

Financial Services:
Accounts payable and other liabilities	1,694	2,116
Mortgage credit facilities	59,317	111,988

	61,011	114,104

Total Liabilities	1,357,770	1,018,368

Minority Interests	69,732	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,862,218 and 32,183,630 shares outstanding, respectively	339	322
Additional paid-in capital	435,164	369,723
Retained earnings	597,698	403,713

Total Stockholders’ Equity	1,033,201	773,758

Total Liabilities and Stockholders’ Equity	$2,460,703	$1,792,126

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2000	30,076,494	$301	$292,223	$193,706	$486,230
Exercise of stock options and related income tax benefit	274,338	3	4,571	—	4,574
Repurchase of common shares, net of expenses	(978,000)	(10)	(19,190)	—	(19,200)
Cash dividends declared ($0.32 per share)	—	—	—	(9,577)	(9,577)
Net income	—	—	—	111,065	111,065

Balance, December 31, 2001	29,372,832	294	277,604	295,194	573,092
Exercise of stock options and related income tax benefit	308,113	3	6,548	—	6,551
Repurchase of common shares, net of expenses	(590,200)	(6)	(13,544)	—	(13,550)
Cash dividends declared ($0.32 per share)	—	—	—	(10,170)	(10,170)
Issuance of common stock, net of expenses	2,500,000	25	80,213	—	80,238
Issuance of common stock in connection with acquisitions	592,885	6	18,902	—	18,908
Net income	—	—	—	118,689	118,689

Balance, December 31, 2002	32,183,630	322	369,723	403,713	773,758
Exercise of stock options and related income tax benefit	741,888	8	16,183	—	16,191
Repurchase of common shares, net of expenses	(63,300)	(1)	(1,607)	—	(1,608)
Cash dividends declared ($0.32 per share)	—	—	—	(10,394)	(10,394)
Issuance of common stock, net of expenses	1,000,000	10	49,990	—	50,000
Amortization of stock-based compensation	—	—	875	—	875
Net income	—	—	—	204,379	204,379

Balance, December 31, 2003	33,862,218	$339	$435,164	$597,698	$1,033,201

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$204,379	$118,689	$111,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated joint ventures	(63,916)	(29,939)	(28,388)
Cash distributions of income from unconsolidated joint ventures	63,905	18,034	27,876
Depreciation and amortization	3,636	2,678	4,409
Amortization of stock-based compensation	875	—	—
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	38,236	(28,437)	(19,339)
Inventories-owned	(335,081)	42,472	(237,192)
Inventories-not owned	65,325	(50,270)	3,977
Deferred income taxes	(7,750)	4,417	(5,739)
Other assets	18,081	(17,691)	4,128
Accounts payable	5,602	(3,000)	(12,959)
Accrued liabilities	59,292	19,111	15,126
Liabilities from inventories not owned	(42,197)	—	—

Net cash provided by (used in) operating activities	10,387	76,064	(137,036)

Cash Flows from Investing Activities:
Net cash paid for acquisitions	(113,224)	(176,088)	—
Investments in and advances to unconsolidated homebuilding joint ventures	(124,132)	(118,818)	(73,529)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	53,086	74,357	71,548
Net additions to property and equipment	(2,706)	(1,963)	(3,373)

Net cash provided by (used in) investing activities	(186,976)	(222,512)	(5,354)

Cash Flows from Financing Activities:
Net proceeds from (payments on) revolving credit facilities	—	(51,400)	51,400
Principal payments on senior notes and trust deed notes payable	(122,195)	(20,076)	(226)
Proceeds from the issuance of senior notes payable	444,669	—	48,615
Proceeds from the issuance of senior subordinated notes payable	—	146,963	—
Net proceeds from (payments on) mortgage credit facilities	(52,671)	27,776	38,882
Proceeds from issuance of common stock	50,300	80,538	—
Dividends paid	(10,394)	(10,170)	(9,577)
Repurchase of common shares	(1,608)	(13,550)	(19,200)
Proceeds from the exercise of stock options	11,320	4,816	3,255

Net cash provided by (used in) financing activities	319,421	164,897	113,149

Net increase (decrease) in cash and equivalents	142,832	18,449	(29,241)
Cash and equivalents at beginning of year	27,651	9,202	38,443

Cash and equivalents at end of year	$170,483	$27,651	$9,202

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$68,033	$52,039	$46,271
Income taxes	124,055	54,397	92,583

Supplemental Disclosures of Noncash Activities:
Inventory financed by trust deed notes payable	$29,366	$16,087	$20,454
Inventory received as distributions from unconsolidated joint ventures	29,323	3,950	22,118
Deferred purchase price recorded in connection with acquisitions	4,698	8,330	—
Expenses capitalized in connection with the issuance of senior and senior subordinated notes	4,257	1,838	515
Trust deed and other notes payable assumed in connection with acquisition	—	1,174	—
Issuance of common stock in connection with acquisitions	—	18,908	—
Income tax benefit credited in connection with stock option exercises	4,871	1,735	1,319
Inventories not owned	85,389	46,155	—
Liabilities from inventories not owned	15,657	46,155	—
Minority interests	69,732	—	—

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Organization and Operations

We operate as a geographically diversified builder of single-family attached and detached homes for use as primary residences with operations in major metropolitan markets in California, Texas, Arizona, Colorado, Florida and the Carolinas. We also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries.

Our percentage of home deliveries by state (including unconsolidated joint ventures) for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
State	2003	2002	2001
California	39%	42%	51%
Florida	27	19	—
Arizona	19	23	25
Carolinas	7	4	—
Texas	5	8	15
Colorado	3	4	9

Total	100%	100%	100%

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California and generate a disproportionate amount of our revenues and profits in the state. Demand for new homes, and in some instances home prices, has declined from time to time in California. There can be no assurance that the demand for new homes or home sales prices in California or the other markets in which we operate will not decline in the future.

2.    Summary of Significant Accounting Policies

a.  Basis of Presentation

The consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

c.  Segment Reporting

We report our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The chief operating decision maker allocates resources within our homebuilding segment on a project-by-project basis, therefore, we aggregate all homebuilding operating projects and divisions into a single homebuilding reportable segment in accordance with SFAS 131. Our mortgage financing and title services operations are included in the financial services reporting segment. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d.  Business Combinations

Acquisitions of other companies are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. Our reported income from an acquired company includes the operations of the acquired company from the effective date of acquisition. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”), and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”

e.  Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 was effective immediately for arrangements entered into after January 31, 2003 and will be applied to all arrangements entered into before February 1, 2003 during our fiscal quarter ended March 31, 2004. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003 did not have a material impact on our financial position or results of operations. We are still evaluating the impact of FIN 46 for all arrangements entered into prior to February 1, 2003, however, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

f.  Revenue Recognition

Homebuilding revenues are recorded after construction is completed, title has passed to the homebuyer and collection of the purchase price is reasonably assured.

We recognize loan origination fees and expenses and gains and losses on loans when the related mortgage loans are sold. Our policy is to sell all mortgage loans originated. These sales generally occur within 60 days of origination. Mortgage loan interest is accrued only so long as it is deemed collectible.

g.  Cost of Sales

Homebuilding cost of sales is recognized when homes are sold and title has transferred to the homebuyer. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales value. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. These costs include all direct and indirect construction costs

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with constructing and carrying the home as well as costs related to developing the surrounding community and amenities, such as land, land improvements and other common costs. The estimation of these costs requires a substantial degree of judgment by management.

h.  Warranty Costs

Estimated future warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Accrued warranty reserve is included in accrued liabilities in the accompanying consolidated balance sheets. Changes in our accrued warranty reserve are detailed in the table set forth below:

	December 31,
	2003	2002
	(Dollars in thousands)
Accrued warranty reserve, beginning of the year	$16,984	$14,952
Warranty costs accrued during the year	22,380	16,642
Warranty costs paid during the year	(15,842)	(14,610)

Accrued warranty reserve, end of the year	$23,522	$16,984

i.  Earnings Per Share

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

	Year Ended December 31,
	2003			2002			2001
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$204,379	32,555,189	$6.28	$118,689	31,399,120	$3.78	$111,065	29,931,797	$3.71
Effect of dilutive stock options (1)	—	1,055,546		—	922,140		—	696,648

Diluted earnings per share	$204,379	33,610,735	$6.08	$118,689	32,321,260	$3.67	$111,065	30,628,445	$3.63

(1)	For the years ended December 31, 2003, 2002 and 2001, this line does not include stock options of 0, 25,000 and 534,000, respectively, for which the exercise price exceeded the average market price of Standard Pacific’s common stock during such period (i.e., excludes anti-dilutive stock options).

j.  Stock-Based Compensation

At December 31, 2003, we have stock option plans that are further described in Note 12. During the 2003 fourth quarter, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We selected the prospective method of adopting SFAS 123 as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the prospective method selected by us, the fair value recognition provisions are applied to all employee stock option awards granted, modified or settled after

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is recognized on a straight-line basis over the vesting period as if adoption had occurred effective January 1, 2003.

Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. In accordance with the intrinsic value method of accounting, no stock-based employee compensation expense is reflected in net income for the years ended December 31, 2002 and 2001, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant, and the vesting of the options is not dependent on any future conditions. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our stock option plans in each period:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Net income, as reported	$204,379	$118,689	$111,065
Add: Stock-based employee compensation expense determined under the fair value method included in reported net income, net of taxes	534	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,211)	(3,016)	(2,150)

Net income, as adjusted	$201,702	$115,673	$108,915

Earnings per share:
Basic—as reported	$6.28	$3.78	$3.71
Basic—as adjusted	$6.20	$3.68	$3.64
Diluted—as reported	$6.08	$3.67	$3.63
Diluted—as adjusted	$6.01	$3.58	$3.56

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

The fair value of each option granted during each of the three years ended December 31, 2003, 2002 and 2001 was estimated using the Black - Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	2003	2002	2001
Dividend yield	0.96%	1.40%	1.94%
Expected volatility	53.76%	53.93%	49.50%
Risk-free interest rate	3.08%	3.52%	5.25%
Expected life	5 years	5 years	5 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $15.25, $10.15 and $6.93, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

k.  Cash and Equivalents

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.

l.  Mortgage Loans Held for Sale

Mortgage loans held for sale are reported at the lower of cost or market on an aggregate basis. We estimate the market value of our loans held for sale based on quoted market prices for similar loans. Loan origination fees, net of the related direct origination costs, and loan discount points are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized as income upon the sale of mortgage loans, which generally occurs within 60 days of origination. We recognize net interest income on loans held for sale from the date of origination through the date of disposition.

m.  Inventories

Inventories consisted of the following at:

	December 31,
	2003	2002
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,054,887	$731,780
Homes completed and under construction	600,580	449,600
Model homes	105,100	85,994

Total inventories owned	$1,760,567	$1,267,374

Inventories not owned:
Land purchase and land option deposits	$39,106	$62,234
Variable interest entities, net of deposits	82,232	—
Other land option contracts, net of deposits	7,115	46,155

Total inventories not owned	$128,453	$108,389

Inventories owned consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses, if any. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales value.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, we consolidated seven VIEs as a result of our option to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $3.8 million, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our consolidated balance sheet at December 31, 2003, were inventories not owned related to these seven VIEs of approximately $86.0 million (which includes $3.8 million in deposits), liabilities from inventories not owned of approximately $12.5 million and minority interests of approximately $69.7 million. These amounts were recorded based on their estimated fair values at December 31, 2003. Creditors of these VIEs, if any, have no recourse against us.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates, which could affect our future results of operations. We review each real estate project on a community-by-community basis to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Our adoption of SFAS 144 did not have a material impact on our financial condition or results of operations at the time of adoption.

In August 2002, we announced our decision to close our Houston division. In 2001, our Houston operations represented less than 2 percent of our total homebuilding revenues and did not make a significant contribution to our Texas earnings. In connection with winding down our Houston operations, we recognized a noncash pretax impairment charge of approximately $3.0 million during the 2002 third quarter, which was included in cost of sales in the accompanying consolidated statement of income. The impairment charge primarily related to the write-down of certain real estate inventories that were to be disposed of to their estimated fair value. These assets consisted of homes under construction, lots to be started and constructed, and lots to be sold to other homebuilders.

As of December 31, 2003 and 2002, the Houston division had approximately $2.9 million and $10.2 million, respectively, of assets remaining, which primarily consisted of real estate inventories. We have continued to market the remaining homes (both completed and under construction) to homebuyers as well as the remaining lots to other homebuilders since the announcement to close this division was made. We anticipate that the division will be closed and the remaining assets should be disposed of by the end of 2004.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

n.  Capitalization of Interest

We follow the practice of capitalizing interest to inventories during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units are sold. The following is a summary of homebuilding interest capitalized and expensed for the following periods:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total homebuilding interest incurred	$76,032	$56,667	$49,478
Less: Homebuilding interest capitalized to inventories owned	(69,185)	(51,178)	(45,320)

Homebuilding interest expense	$6,847	$5,489	$4,158

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$62,607	$48,208	$39,990

Homebuilding interest capitalized in ending inventories owned	$38,438	$31,860	$28,890

o.  Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our joint ventures vary, but are generally less than or equal to 50 percent. In certain instances, our ownership interest may be greater than 50 percent, however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46, we are not considered the primary beneficiary of the entities determined to be VIEs or we do not have voting or economic control.

p.  Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization of $10,409,000 and $7,887,000 as of December 31, 2003 and 2002, respectively. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, which typically range from 3 to 10 years.

q.  Income Taxes

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

r.  Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with SFAS 141. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142,

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. For purposes of this test, each of our homebuilding geographic operating divisions has been treated as a reporting unit. We performed our annual impairment test of goodwill in accordance with SFAS 142 as of October 1, 2003 and determined there was no impairment.

The table set forth below reflects net income and basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, adjusted to exclude the amortization of goodwill, net of applicable income taxes prior to the adoption of SFAS 142:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Adjusted Net Income:
Reported net income	$204,379	$118,689	$111,065
Add back: Goodwill amortization, net of income taxes	—	—	1,944

Adjusted net income	$204,379	$118,689	$113,009

Adjusted Basic Earnings Per Share:
Reported basic earnings per share	$6.28	$3.78	$3.71
Add back: Goodwill amortization, net of income taxes	—	—	0.07

Adjusted basic earnings per share	$6.28	$3.78	$3.78

Adjusted Diluted Earnings Per Share:
Reported diluted earnings per share	$6.08	$3.67	$3.63
Add back: Goodwill amortization, net of income taxes	—	—	0.06

Adjusted diluted earnings per share	$6.08	$3.67	$3.69

s.  Insurance and Litigation Reserves

Insurance and litigation reserves are established for estimated future claims costs. We maintain general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work. We record estimated costs to cover our self-insured retentions and deductible amounts under these policies, for cost that may exceed our coverage limits, and for claims that may not be covered by applicable insurance or indemnities. Estimation of these reserves includes consideration of our claims history, current claims, and potential for recovery of costs from insurance and other sources.

t.  Derivative Instruments and Hedging Activities

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

u.  Accounting for Guarantees

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

The types of guarantees that we provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2003, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 10 for further discussion).

v.  Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material impact on our financial position or results of operations (see Note 6 for discussion regarding early extinguishment of debt).

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

w.  Reclassifications

Certain items in prior year financial statements have been reclassified to conform with current year presentation.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

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

	December 31,
	2003	2002
	(Dollars in thousands)
Assets:
Cash	$40,230	$24,960
Inventories	733,485	481,247
Other assets	28,736	29,240

Total assets	$802,451	$535,447

Liabilities and Equity:
Accounts payable and accrued liabilities	$64,138	$81,394
Construction loans and trust deed notes payable	292,679	227,138
Equity	445,634	226,915

Total liabilities and equity	$802,451	$535,447

Our share of equity shown above was approximately $157.7 million and $114.1 million at December 31, 2003 and 2002, respectively. Additionally, as of December 31, 2003 and 2002, we had advances outstanding of approximately $6.9 and $8.4 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balance in the table above.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Revenues	$460,403	$249,431	$199,987
Cost of sales and expenses	(295,796)	(192,236)	(147,116)

Net income	$164,607	$57,195	$52,871

Income from joint ventures as presented in the accompanying consolidated financial statements reflect our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the years ended December 31, 2003, 2002 and 2001, we recognized approximately $8.8 million, $8.5 million and $6.0 million, respectively, in management fees and recorded these amounts as a reduction of general and administrative and construction overhead costs. As of December 31, 2003 and 2002, we had approximately $4.7 million and $6.0 million, respectively, in management fees receivable from various joint ventures, which were included in other notes and receivables in the accompanying consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no homebuilding or land development joint ventures entered into or modified after January 31, 2003 that were required to be consolidated by us in accordance with FIN 46. We are still evaluating the impact of FIN 46 for all unconsolidated homebuilding and land development joint ventures entered into prior to February 1, 2003. However, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

4.    Acquisitions

On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. In connection with this acquisition, we recorded goodwill of approximately $12.5 million. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area.

On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $15.9 million. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share. The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005. Contingent payments are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. We recorded goodwill for the year ended December 31, 2003 of approximately $1.6 million related to the earnout arrangement. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area.

On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $46 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million. The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million paid in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments are subject to an annual earnout arrangement based on a percentage of pretax income of Westfield Homes for the period subsequent to the acquisition through December 31, 2002, and for the years ended December 31, 2003 through December 31, 2005. Contingent payments are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. During the years ended December 31, 2003 and 2002, we recorded additional goodwill of approximately $3.1 million and $1.3 million, respectively. The stock component consisted of the issuance of 459,552 shares of Standard Pacific common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas. We did not acquire Westfield’s Illinois operations.

On October 29, 2003, we acquired Coppenbarger Homes, a longtime homebuilder in the Jacksonville, Florida metropolitan area. On December 24, 2003, we acquired Lucas and Mercier Development, Inc.’s Sacramento homebuilding operations.

All of these acquisitions were accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price of these acquisitions was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Westbrooke Homes, Colony Homes, Westfield Homes, Coppenbarger Homes, and Lucas and Mercier are included in the accompanying consolidated financial statements beginning on their respective dates of acquisition.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma condensed combined financial data for the years ended December 31, 2002 and 2001 were derived from our historical consolidated financial statements and the historical financial statements of Westbrooke Homes, Colony Homes and Westfield Homes. The unaudited pro forma condensed combined financial data gives effect to these acquisitions as if they had occurred at the beginning of each period presented.

The unaudited pro forma condensed combined financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the acquisitions had been consummated as of the dates indicated below and should not be construed as representative of future operating results.

	Year Ended December 31,
	2002	2001
	(Dollars in thousands, except per share amounts)
Pro Forma:
Revenues	$2,039,313	$1,809,580
Net Income	$123,267	$127,044

Earnings Per Share:
Basic	$3.88	$4.17
Diluted	$3.77	$4.07
Weighted Average Common Shares Outstanding:
Basic	31,736,340	30,524,682
Diluted	32,658,480	31,221,330

5.    Revolving Credit Facility and Trust Deed and Other Notes Payable

a.  Revolving Credit Facility

In January 2003, we entered into a new $450 million unsecured revolving credit facility. The new credit facility replaced our existing $450 million unsecured revolving credit facility and matures on October 31, 2005. In addition to providing us with updated financial and other covenants, the facility contains provisions allowing us, at our option, to extend the maturity date of the facility to October 31, 2006 and to increase the total aggregate commitment under the facility up to $550 million, subject to the availability of additional bank lending commitments. The financial covenants contained in the facility require us to, among other things, maintain a minimum level of consolidated tangible stockholders’ equity and a minimum interest coverage ratio. The facility also limits our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Certain of our wholly owned subsidiaries guarantee our obligations under the revolving credit facility. At December 31, 2003, we had no borrowings outstanding and had issued approximately $33.4 million in letters of credit under this facility. Interest rates charged under this facility include LIBOR and prime rate pricing options. In addition, there are fees charged on the commitment and unused portion of the facility. As of December 31, 2003, and throughout the year, we were in compliance with the covenants of the facility.

b.  Trust Deed and Other Notes Payable

At December 31, 2003 and 2002, trust deed and other notes payable consisted of trust deeds for land purchases and infrastructure financing bonds.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c.  Borrowings and Maturities

The following summarizes the borrowings outstanding under the unsecured revolving credit facility and trust deed and other notes payable (excluding senior and senior subordinated notes—see Notes 6 and 7) during the three years ended December 31:

	2003	2002	2001
	(Dollars in thousands)
Maximum borrowings outstanding during the year at month end	$115,959	$122,307	$167,489
Average outstanding balance during the year	$36,520	$72,956	$100,672
Weighted average interest rate for the year	3.4%	3.7%	5.1%
Weighted average interest rate on borrowings outstanding at year end	4.5%	3.9%	4.8%

Maturities of the revolving credit facility, trust deed and other notes payable, and senior and senior subordinated notes payable (see Notes 6 and 7 below) are as follows as of December 31, 2003:

Year Ended December 31,
(Dollars in thousands)
2004	$13,643
2005	8,498
2006	2,039
2007	34
2008	249,676
Thereafter	722,279

$996,169

6.    Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
8 1/2% Senior Notes due 2007, net	$—	$99,619
8% Senior Notes due 2008, net	99,657	99,590
6 1/2% Senior Notes due 2008	150,000	—
8 1/2% Senior Notes due 2009, net	149,354	149,260
9 1/2% Senior Notes due 2010	125,000	125,000
6 7/8% Senior Notes due 2011	175,000	—
7 3/4% Senior Notes due 2013, net	123,990	—

	$823,001	$473,469

In June 1997, we issued $100 million of 8½% Senior Notes due June 15, 2007 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes were issued at a discount to yield approximately 8.6 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheets. In October 2003, we redeemed and retired all $100 million of the 8 1/2% Senior Notes for approximately $102.8 million. In connection with this redemption, we incurred a pretax charge of approximately $3.2 million. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs, including the write-off of the remaining unamortized bond discount, and was included in homebuilding other expense in the accompanying consolidated statements of income.

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

In April 1999, we issued $100 million of 8½% Senior Notes that mature April 1, 2009 (the “8 1/2% Senior Notes due 2009”). The 8 1/2% Senior Notes due 2009 were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The 8 1/2% Senior Notes due 2009 are redeemable at our option, in whole or in part, commencing April 1, 2004 at 104.25 percent of par, with the call price reducing ratably to par on April 1, 2007. Net proceeds after underwriting expenses were approximately $98.3 million. In June 2001, we issued $50 million of 8 1/2% Senior Notes that mature on April 1, 2009. These notes were an add-on to our previously issued 8 1/2% Senior Notes due 2009. These notes were issued at a discount to yield approximately 8.8 percent under the effective interest method. Net proceeds after underwriting expenses were approximately $48.6 million.

In September 2000, we issued $125 million of 9 1/2% Senior Notes that mature on September 15, 2010 (the “9 1/2% Senior Notes”). These notes were issued at par with interest due and payable on March 15 and September 15 of each year until maturity. The 9 1/2% Senior Notes are redeemable at our option, in whole or in part, commencing September 15, 2005 at 104.75 percent of par, with the call price reducing ratably to par on September 15, 2008. Net proceeds after underwriting expenses were approximately $123.1 million.

In March 2003, we issued $125 million of 7 3/4% Senior Notes that mature on March 15, 2013 (the “7 3/4% Senior Notes”). These notes were issued at a discount to yield approximately 7.88 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest on these notes is payable on March 15 and September 15 of each year until maturity, with the initial payment made on September 15, 2003. The notes are redeemable at our option, in whole or in part, commencing March 15, 2008 at 103.875 percent of par, with the call price reducing ratably to par on March 15, 2011. Prior to March 15, 2008, the notes are redeemable pursuant to a “make whole” formula. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

In May 2003, we issued $175 million of 6 7/8% Senior Notes that mature on May 15, 2011. These notes were issued at par in a transaction exempt from the registration requirements of federal and state securities laws. The initial purchasers of these notes sold the unregistered notes to Qualified Institutional Buyers pursuant to Rule 144A. In connection with the issuance, we entered into a registration rights agreement with the initial purchasers of the notes that required us, among other things, to exchange the unregistered notes for substantially similar notes registered under the Securities Act of 1933, as amended. In September 2003, we completed our offer to exchange all of the outstanding original notes for an equal amount of registered 6 7/8% Senior Notes due 2011 (the “6 7/8% Senior Notes”). Interest on these notes is due and payable on May 15 and November 15 of each year until maturity, with the initial payment made on November 15, 2003. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from the original 6 7/8% Senior Notes were approximately $173.4 million and were used to pay off borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, we issued $150 million of 6 1/2% Senior Notes that mature on October 1, 2008 (the “6 1/2% Senior Notes”). These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, commencing April 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds were approximately $148.6 million and $102.8 million was used in October 2003 to redeem in full our 8 1/2% Senior Notes due 2007 with the balance used for general corporate purposes.

The senior notes described above are all senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, as defined in the governing indentures, we are required to make an offer to purchase these notes at 101 percent of the principal amount. As of December 31, 2003, we were in compliance with all of the covenants under the notes.

7.    Senior Subordinated Notes Payable

On April 15, 2002, we issued $150 million of 9¼% Senior Subordinated Notes that mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets and are unsecured obligations that are junior to our senior unsecured indebtedness. Interest on these notes is payable on April 15 and October 15 of each year until maturity. Net proceeds after underwriting expenses were approximately $147.0 million. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. As of December 31, 2003, we were in compliance with all of the covenants under the notes.

8.    Mortgage Credit Facilities

Our financial services subsidiary, Family Lending Services, utilizes three mortgage credit facilities to fund mortgage loans, which serve as collateral, with a total aggregate commitment of $140 million. One of the facilities provides $15 million in additional borrowing capacity between October 1, 2003 and March 31, 2004, providing for an aggregate commitment up to $155 million. Under the mortgage credit facilities, mortgage loans presold to investors are financed for a short period of time (typically for 15 to 30 days), while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically financed for 15 to 60 days, before sale to third party investors. The facilities have current maturity dates ranging from April 3, 2004 to June 28, 2004. Maximum borrowings outstanding under these facilities during 2003, 2002 and 2001 were approximately $84.0 million, $112.0 million and $84.4 million, respectively. Average borrowings outstanding during the years ended December 31, 2003, 2002 and 2001 were approximately $66.7 million, $51.1 million and $37.5 million, respectively. The weighted average interest rate of borrowings under the mortgage credit facilities, which have LIBOR based pricing, during the years ended December 31, 2003, 2002 and 2001 were 2.2 percent, 2.7 percent and 4.1 percent, respectively. In addition, the facilities also contain certain financial covenants including leverage and net worth covenants. As of December 31, 2003, and throughout the year, Family Lending was in compliance with all covenants under the mortgage credit facilities.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revolving Credit Facility and Mortgage Credit Facilities—The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings (generally every 7 to 90 days).

Trust Deed and Other Notes Payable—These notes are for purchase money deeds of trust on land acquired and certain other real estate inventory construction, including community development district bonds. The notes were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

Senior and Senior Subordinated Notes—These issues are publicly traded over the counter and their fair values were based upon the values of their last trade at year end.

The estimated fair values of financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$159,654	$159,654	$22,245	$22,245
Mortgage notes receivable and accrued interest	7,171	7,171	3,682	3,682
Financial services:
Cash and equivalents	10,829	10,829	5,406	5,406
Mortgage loans held for sale	64,043	64,228	109,861	109,772
Financial liabilities:
Homebuilding:
Trust deed and other notes payable	$24,232	$24,232	$16,670	$16,670
Senior Notes, net	823,001	865,750	473,469	484,188
9 1/4% Senior Subordinated Notes due 2012, net	148,936	167,250	148,854	144,750
Financial services:
Mortgage credit facilities	59,317	59,317	111,988	111,988

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2003 are as follows:

Year Ended December 31,
(Dollars in thousands)
2004	$5,161
2005	4,411
2006	3,322
2007	1,883
2008	1,699
Thereafter	2,599

Subtotal	19,075
Less—Sublease income	(311)

Net rental obligations	$18,764

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2003, 2002 and 2001 was approximately $5.8 million, $4.4 million and $3.9 million, respectively.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of December 31, 2003, we had cash deposits and letters of credit outstanding of approximately $31.1 million on land purchase contracts having a total remaining purchase price of $500.0 million.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of December 31, 2003, we had cash deposits and letters of credit outstanding of approximately $15.4 million on option contracts having a total remaining purchase price of approximately $276.2 million.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2003, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $292.7 million. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of December 31, 2003, approximately $146.7 million of our unconsolidated joint venture borrowings were subject to these credit enhancements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We and our joint venture partners are also generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In some instances, these indemnities are subject to caps. In each case, we have performed due diligence on potential environmental risks including obtaining an independent environmental review from outside consultants. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of December 31, 2003, there were approximately $204.3 million of surety bonds outstanding subject to these indemnity arrangements.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $27.8 million at December 31, 2003, and carried a weighted average interest rate of approximately 5.1 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to its investors or through its interest rate hedging program. As of December 31, 2003, Family Lending had approximately $74.2 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $65.1 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of December 31, 2003, Family Lending held approximately $6.0 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The provision for income taxes includes the following components:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current:
Federal	$117,067	$60,431	$64,406
State	21,402	11,144	13,661

	138,469	71,575	78,067

Deferred:
Federal	(6,749)	3,624	(4,157)
State	(1,001)	793	(499)

	(7,750)	4,417	(4,656)

Provision for income taxes	$130,719	$75,992	$73,411

The components of our net deferred income tax asset are as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Inventory adjustments	$7,358	$945
Financial accruals	14,649	15,218
State income taxes	7,491	3,900
Nondeductible purchase price	(399)	(440)
Amortization of goodwill	(1,909)	(533)
Other	(829)	(479)

	$26,361	$18,611

At December 31, 2003, we had a consolidated net deferred tax asset of approximately $26.4 million. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

The effective tax rate differs from the federal statutory rate of 35 percent due to the following items:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income before taxes	$335,098	$194,681	$184,476

Provision for income taxes at statutory rate	$117,284	$68,138	$64,567
Increases (decreases) in tax resulting from:
State income taxes, net of federal benefit	13,261	7,759	8,270
Nondeductible amortization of goodwill	—	—	534
Other, net	174	95	40

Provision for income taxes	$130,719	$75,992	$73,411

Effective tax rate	39.0%	39.0%	39.8%

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock Option Plans

In 1991, we adopted the 1991 Employee Stock Incentive Plan (the “1991 Plan”) pursuant to which our officers, directors and employees are eligible to receive options to purchase shares of common stock. Under the 1991 Plan, the maximum number of shares of stock that may be issued is one million. The 1991 Plan is terminated, and thus no additional awards will be made under the plan. In 1997 our stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the 1997 Plan, the maximum number of shares of stock that may be issued is two million. On May 18, 2000, our stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). On May 15, 2002, our stockholders approved an amendment to the 2000 Plan approving the issuance of an additional 1.5 million shares under the plan, such that the maximum number of shares of stock that may be issued under the plan is 2.5 million. On April 24, 2001, Standard Pacific’s Board of Directors approved the 2001 Non-Executive Officer Stock Incentive Plan with a maximum of 525,000 shares of stock that may be issued.

Options granted under the plans discussed above are granted at prices equal to the fair market value of the shares at the date of grant. These options typically vest over a one to four year period and generally expire 10 years after grant. When the options are exercised, the proceeds are credited to equity including the related income tax benefits, if any.

The following is a summary of the transactions relating to the four plans on a combined basis for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	3,408,712	$16.58	3,037,707	$14.88	2,565,549	$14.08
Granted	361,000	33.28	766,000	22.90	823,000	16.50
Exercised	(741,888)	15.26	(308,113)	15.63	(274,338)	11.45
Canceled	(110,481)	23.05	(86,882)	17.21	(76,504)	17.78

Options outstanding, end of year	2,917,343	$18.72	3,408,712	$16.58	3,037,707	$14.88

Options exercisable at end of year	1,911,482	$15.31	1,983,468	$14.06	1,631,212	$13.21

Options available for future grant	1,029,763		1,280,282		459,400	.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$6.00	$12.00	940,460	$10.12	4.1 years	940,460	$10.12
$13.75	$22.00	1,003,066	$18.73	7.3 years	542,703	$17.96
$23.34	$29.64	626,067	$23.46	7.5 years	428,319	$23.37
$33.41	$33.41	347,750	$33.41	9.6 years	—	$—

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stockholder Rights Plan and Common Stock Repurchase Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a new stockholder rights agreement (the “Agreement”). Under the Agreement, one preferred stock purchase right was granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as defined, and upon paying the exercise price (currently $115), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, if we merge into another corporation, or if 50 percent or more of our assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then current market value. In either situation, these rights are not exercisable by the acquiring party. The rights may be redeemed by Standard Pacific’s Board of Directors under certain circumstances, including if they believe a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed, or exchanged. If the rights have separated from the common shares, the rights shall expire ten years from the date they were separated.

In April 2001, our Board of Directors authorized a $35 million stock repurchase plan that replaced our previously authorized repurchase plan. In October 2002, our Board increased the buyback limit to $50 million, and in January 2003, the Board increased the limit to $75 million. For the year ended December 31, 2003, we repurchased 63,300 shares of common stock under the plan for aggregate consideration of approximately $1.6 million, and from April 2001 through December 31, 2003, we repurchased 1,631,500 shares of common stock for approximately $34.4 million under the plan leaving a balance of approximately $40.6 million available for future share repurchases.

14.    Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(Dollars in thousands, except per share amounts)
2003:
Revenues	$404,005	$520,742	$628,000	$807,302	$2,360,050
Gross margin	$77,826	$106,397	$135,283	$182,608	$502,114
Income before taxes	$40,717	$68,878	$94,802	$130,702	$335,098
Net income	$24,789	$41,963	$57,897	$79,730	$204,379
Diluted earnings per share	$0.75	$1.26	$1.72	$2.33	$6.08
2002:
Revenues	$288,523	$447,823	$465,133	$683,134	$1,884,613
Gross margin	$53,570	$77,546	$75,586	$132,178	$338,878
Income before taxes	$29,534	$43,082	$36,530	$85,534	$194,681
Net income	$17,788	$25,989	$22,617	$52,295	$118,689
Diluted earnings per share	$0.59	$0.81	$0.68	$1.58	$3.67

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant filed a Current Report on Form 8-K dated June 4, 2002 to report a change in the Registrant’s certifying accountant from Arthur Andersen LLP to Ernst & Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to Standard Pacific (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required by this Item with respect to executive officers is set forth under the caption “Executive Officers of the Company” in Part I of this report on Form 10-K. The remaining information required by Items 401, 405 and 406 of Regulation S-K will be set forth in the Company’s 2004 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003 (the “2004 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2004 Proxy Statement is incorporated herein by this reference. All references to the 2004 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee,” “Report of the Audit Committee” and “Company Performance.”

Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our senior financial and executive officers, as well as our directors. We will disclose any waivers of, or amendments to, any provision of the Code of Business Conduct and Ethics that applies to our directors and senior financial and executive officers on our website, www.standardpacifichomes.com.

In addition, we have adopted Corporate Governance Guidelines and charters for each of the Board of Director’s standing committees, which include the Audit, Compensation, Nominating and Corporate Governance, and Executive committees. Our Code of Business Conduct and Ethics and the charters for each of the aforementioned committees are accessible via our website at www.standardpacifichomes.com through the “Investor Relations” link under the heading, “Corporate Governance.” In addition, stockholders may also request a copy of any of the foregoing documents, which will be provided at no cost, by writing or calling us at the following address or telephone number:

Corporate Secretary

Standard Pacific Corp.

15326 Alton Parkway

Irvine, California 92618-2338

Telephone: (949) 789-1600

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2004 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2004 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2004 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) and Schedule 14A will be set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2004 Proxy Statement is incorporated herein by this reference.

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

    (3)  Index to Exhibits

See Index to Exhibits on pages 71-73 below.

(b)  Reports on Form 8-K.

(i)	Form 8-K dated October 3, 2003, furnished to the SEC, reporting the Registrant’s issuance of a press release announcing preliminary new home orders for the three month period ended September 30, 2003.

(ii)	Form 8-K dated October 27, 2003, furnished to the SEC, reporting the Registrant’s issuance of a press release announcing financial results for the quarter ended September 30, 2003.

(iii)	Form 8-K dated November 12, 2003, filing a Form T-1 Statement of Eligibility and Qualification of Trustee to qualify SunTrust Bank as trustee for certain issuances of debt securities by the Registrant.

(iv)	Form 8-K dated November 26, 2003, filing an underwriting agreement, legal opinion of counsel to the Registrant and consent of counsel to the Registrant relating to the underwritten public offering by the Registrant of up to 1,150,000 shares of the Registrant’s common stock, $0.01 par value per share and the accompanying preferred stock purchase rights (including 150,000 shares or common stock which were issuable if the underwriter had exercised the over-allotment option granted to it by the Registrant for such public offering).

(c)  Index to Exhibits. See Index to Exhibits on pages 71-73 below.

(d)  Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 5th day of March 2004.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ STEPHEN J. SCARBOROUGH

Stephen J. Scarborough Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. SCARBOROUGH (Stephen J. Scarborough)	Chairman of the Board of Directors and Chief Executive Officer	March 5, 2004

/s/ ANDREW H. PARNES (Andrew H. Parnes)	Executive Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 5, 2004

/s/ MICHAEL C. CORTNEY (Michael C. Cortney)	President and Director	March 5, 2004

/s/ JAMES L. DOTI (James L. Doti)	Director	March 5, 2004

/s/ RONALD R. FOELL (Ronald R. Foell)	Director	March 5, 2004

/s/ DOUGLAS C. JACOBS (Douglas C. Jacobs)	Director	March 5, 2004

/s/ LARRY MCNABB (Larry McNabb)	Director	March 5, 2004

/s/ FRANK E. O’BRYAN (Frank E. O’Bryan)	Director	March 5, 2004

/s/ JEFFREY V. PETERSON (Jeffrey V. Peterson)	Director	March 5, 2004

INDEX TO EXHIBITS

*3.1	Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), filed with the Securities and Exchange Commission on August 16, 1991.

*3.2	Certificate of Correction of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.3	Form of Certificate of Amendment to Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.4	Form of Certificate of Merger of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.5	Bylaws of the Registrant incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-4 (file no. 333-37014), filed with the Securities and Exchange Commission on May 15, 2000.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), as filed with the Securities and Exchange Commission on August 16, 1991.

*4.2	Amended and Restated Rights Agreement, dated as of July 24, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*4.3	Indenture, dated as of April 1, 1992, by and between the Registrant and United States Trust Company of New York, Trustee, incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1993.

*4.4	Standard Pacific Corp. Officers’ Certificate dated February 5, 1998 with respect to the Registrant’s 8% Senior Notes due 2008, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

*4.5	First Supplement Indenture, dated as of December 28, 2001, by and between the Registrant and the Bank of New York (as successor in interest to United States Trust Company of New York), incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*4.6	Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

*4.7	First Supplemental Indenture relating to the Registrant’s 8 1/2% Senior Notes due 2009, dated as of April 13, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated April 16, 1999.

*4.8	Second Supplemental Indenture relating to the Registrant’s 9 1/2% Senior Notes due 2010, dated as of September 5, 2000, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2000.

*4.9	Third Supplemental Indenture relating to the Registrant’s 8 1/2% Senior Notes due 2009 and 9½% Notes due 2010, dated as of December 28, 2001, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

*4.10	Fourth Supplemental Indenture relating to the Registrant’s 7 3/4% Senior Notes due 2013, dated as of March 7, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.11	Fifth Supplemental Indenture relating to the Registrant’s 6.875% Senior Notes due 2011, dated as of May 12, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

*4.12	Sixth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2008, dated as of September 30, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

*4.13	Senior Subordinated Debt Securities Indenture dated as of April 10, 2002 by and between the Registrant and Bank One Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*4.14	First Supplemental Indenture relating to the Registrant’s 9 1/4% Senior Subordinated Notes due 2012, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*10.1	Revolving Credit Agreement dated as of January 29, 2003, among the Registrant, Bank of America, Bank One, NA, Guaranty Bank, Washington Mutual Bank, F.A., Fleet National Bank, PNC Bank, National Association, Comerica Bank, U.S. Bank, National Association, Union Bank of California, N.A., SunTrust Bank, Bank of the West, AmSouth Bank, Credit Suisse First Boston, Cayman Islands Branch, Wells Fargo Bank, National Association, and California Bank & Trust, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

+*10.2	Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

+*10.3	Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 3, 1992.

+*10.4	Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.5	Form of Non-Qualified Stock Option Agreement to be used in connection with Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.6	Form of Non-Qualified Director’s Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.7	Form of Incentive Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.8	Standard Pacific Corp. 2001 Non-Executive Officer Stock Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10.9	Industrial Lease between Irvine Technology Partners III and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

+*10.10	Change of Control Agreement, dated December 1, 2000, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

+*10.11	Form of Change of Control Agreement, between the Registrant and each of Michael C. Cortney, Andrew H. Parnes, Clay A. Halvorsen, Jari L. Kartozian, Scott D. Stowell, Kathleen R. Wade, and Douglas C. Krah incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.12	Stock Purchase Agreement dated April 6, 2002 between Newmark Homes Corp. and the Registrant, relating to the acquisition of Westbrooke Homes, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.13	Stock Purchase Agreement dated May 13, 2002 between Larry Godwin, Robert Godwin, Colony Communities, Inc. and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

+*10.14	2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated effective May 15, 2002, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

+10.15	Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan.

+10.16	Standard Terms and Conditions for Non-Employee Director Non-Qualified Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan.

+10.17	Standard Terms and Conditions for Incentive Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan.

*10.18	Stock Purchase Agreement dated August 9, 2002 between the shareholders of Westfield Homes USA, Inc., WF Acquisition, Inc. and the Registrant, relating to the acquisition of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

*10.19	Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC and Family Lending Services, Inc., a wholly-owned subsidiary of the Registrant, dated October 5, 2001, and as further amended on December 28, 2001, March 31, 2002, October 4, 2002 and October 9, 2002, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

*10.20	Credit Agreement between Guaranty Bank and Family Lending Services, Inc., a wholly-owned subsidiary of the Registrant, dated December 26, 2002.

*10.21	Mortgage Loan Purchase and Sale Agreement between Guaranty Bank and Family Lending Services, Inc., a wholly-owned subsidiary of the Registrant, dated December 26, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.