Form 10-Q
period 2004-03-31
STANDARD PACIFIC CORP /DE/
filed 2004-05-07
CIK 878560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at May 3, 2004: 34,010,424

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Homebuilding:
Revenues	$535,254	$399,733
Cost of sales	(413,823)	(321,907)

Gross margin	121,431	77,826

Selling, general and administrative expenses	(67,707)	(45,835)
Income from unconsolidated joint ventures	16,249	8,228
Interest expense	(1,565)	(1,656)
Other income	655	314

Homebuilding pretax income	69,063	38,877

Financial Services:
Revenues	2,993	4,272
Expenses	(3,426)	(3,122)
Income from unconsolidated joint ventures	736	655
Other income	47	35

Financial services pretax income	350	1,840

Income before taxes	69,413	40,717
Provision for income taxes	(27,022)	(15,928)

Net Income	$42,391	$24,789

Earnings Per Share:
Basic	$1.25	$0.77
Diluted	$1.21	$0.75
Weighted Average Common Shares Outstanding:
Basic	33,940,048	32,166,934
Diluted	35,089,677	32,987,420
Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$227,246	$159,654
Mortgage notes receivable and accrued interest	4,441	7,171
Other notes and receivables	25,671	37,721
Inventories:
Owned	2,006,344	1,760,567
Not owned	136,963	128,453
Investments in and advances to unconsolidated joint ventures	188,055	164,649
Property and equipment, net	7,428	7,343
Deferred income taxes	25,576	26,361
Other assets	21,699	17,291
Goodwill	74,114	73,558

	2,717,537	2,382,768

Financial Services:
Cash and equivalents	10,096	10,829
Mortgage loans held for sale	43,623	64,043
Other assets	2,300	3,063

	56,019	77,935

Total Assets	$2,773,556	$2,460,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$78,914	$77,837
Accrued liabilities	177,981	203,138
Liabilities from inventories not owned	30,172	19,615
Trust deed and other notes payable	40,594	24,232
Senior notes payable	1,123,062	823,001
Senior subordinated notes payable	148,957	148,936

	1,599,680	1,296,759

Financial Services:
Accounts payable and other liabilities	1,242	1,694
Mortgage credit facilities	38,286	59,317

	39,528	61,011

Total Liabilities	1,639,208	1,357,770

Minority interests	57,773	69,732

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,986,741 and 33,862,218 shares outstanding, respectively	340	339
Additional paid-in capital	438,862	435,164
Retained earnings	637,373	597,698

Total Stockholders’ Equity	1,076,575	1,033,201

Total Liabilities and Stockholders’ Equity	$2,773,556	$2,460,703

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$42,391	$24,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated joint ventures	(16,985)	(8,883)
Cash distributions of income from unconsolidated joint ventures	21,137	11,657
Depreciation and amortization	1,140	825
Amortization of stock-based compensation	860	—
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	35,200	30,965
Inventories—owned	(218,420)	(158,032)
Inventories—not owned	(6,384)	30,562
Deferred income taxes	785	6,435
Other assets	(609)	10,305
Accounts payable	1,077	(8,320)
Accrued liabilities	(20,741)	(18,386)
Liabilities from inventories not owned	(3,528)	(11,239)

Net cash provided by (used in) operating activities	(164,077)	(89,322)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(4,698)	(8,330)
Investments in and advances to unconsolidated homebuilding joint ventures	(53,474)	(30,256)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	18,315	13,273
Net additions to property and equipment	(1,575)	(803)

Net cash provided by (used in) investing activities	(41,432)	(26,116)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	—	21,000
Principal payments on trust deed notes payable	(3,238)	(3,954)
Proceeds from the issuance of senior notes payable	297,240	122,676
Net proceeds from (payments on) mortgage credit facility	(21,031)	(27,966)
Dividends paid	(2,716)	(2,576)
Repurchase of common shares	—	(1,608)
Proceeds from the exercise of stock options	2,113	494

Net cash provided by (used in) financing activities	272,368	108,066

Net increase (decrease) in cash and equivalents	66,859	(7,372)
Cash and equivalents at beginning of period	170,483	27,651

Cash and equivalents at end of period	$237,342	$20,279

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$15,281	$11,690
Income taxes	37,354	17,879
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$19,600	$—
Inventory received as distributions from unconsolidated homebuilding joint ventures	7,675	96
Deferred purchase price recorded in connection with acquisitions	556	475
Expenses capitalized in connection with the issuance of senior notes	2,760	1,250
Income tax benefit credited in connection with stock option exercises	726	80
Inventories not owned	2,126	—
Liabilities from inventories not owned	14,085	—
Minority interests	11,959	—

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2004, and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2. Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 was effective immediately for arrangements entered into after January 31, 2003, and was applied to all arrangements entered into before February 1, 2003, during our fiscal quarter ended March 31, 2004. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003, and the adoption for arrangements entered into prior to February 1, 2003, did not have a material impact on our financial position or results of operations (see Notes 5 and 7 for further discussion).

3. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Three Months Ended March 31,
	2004			2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$42,391	33,940,048	$1.25	$24,789	32,166,934	$0.77
Effect of dilutive stock options	—	1,149,629		—	820,486

Diluted earnings per share	$42,391	35,089,677	$1.21	$24,789	32,987,420	$0.75

4. Stock-Based Compensation

In 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We selected the prospective method of adopting SFAS 123 as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the prospective method, the fair value recognition provisions are applied to all stock-based awards granted, modified or settled after December 31, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock-based awards is determined using the fair value of the stock-based awards on the date of grant. Total compensation expense is recognized on a straight-line basis over the vesting period as if adoption had occurred effective January 1, 2003.

Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. In accordance with the intrinsic value method of accounting, no stock-based employee compensation expense is reflected in net income relating to stock-based awards granted prior to January 1, 2003, as all stock-based awards granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant and vesting is not dependent on any future conditions. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plans in each period:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$42,391	$24,789
Add: Stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	525	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(931)	(688)

Net income, as adjusted	$41,985	$24,101

Earnings per share:
Basic—as reported	$1.25	$0.77
Basic—as adjusted	$1.24	$0.75

Diluted—as reported	$1.21	$0.75
Diluted—as adjusted	$1.20	$0.73

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

On January 29, 2004 (the “Grant Date”), the Compensation Committee of our Board of Directors granted to each executive officer a performance share award under our 2000 Stock Incentive Plan. Performance share awards will result in the issuance of restricted shares of our common stock (the “Shares”) contingent upon the degree to which we achieve a targeted return on equity and the Compensation Committee’s subjective evaluation of management’s effectiveness. The Shares, if any, will be issued to each executive on the eleventh business day after our Board of Directors approves the financial statements for the year ended December 31, 2004. One-third of the Shares issued will vest one year from the Grant Date of the performance share award with an additional one-third vesting on each of the next two anniversaries of the Grant Date if the executive remains an employee through the vesting dates. The targeted number of Shares to be issued pursuant to the awards is 162,000 with the maximum number of Shares that may be issued under the awards totaling 234,900. We account for compensation expense related to these awards on a straight-line basis in accordance with SFAS 123. Compensation expense recognized related to these awards during the quarter ended March 31, 2004 totaled approximately $415,000. The Shares potentially issuable pursuant to the performance share awards were not included as common stock equivalents for earnings per share purposes for the quarter ended March 31, 2004 since all necessary conditions to the issuance of the Shares had not been achieved by the end of the reporting period.

5. Inventories

Inventories consisted of the following at:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,102,310	$1,054,887
Homes completed and under construction	797,559	600,580
Model homes	106,475	105,100

Total inventories owned	$2,006,344	$1,760,567

Inventories not owned:
Land purchase and land option deposits	$49,018	$39,106
Variable interest entities, net of deposits	83,633	82,232
Other land option contracts, net of deposits	4,312	7,115

Total inventories not owned	$136,963	$128,453

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

At March 31, 2004 and December 31, 2003, we consolidated nine and seven VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $7.7 million and $3.8 million, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our condensed consolidated balance sheets at March 31, 2004 and December 31, 2003, were inventories not owned related to these VIEs of approximately $91.3 million and $86.0 million (which includes $7.7 million and $3.8 million in deposits), liabilities from inventories not owned of approximately $25.8 million and $12.5 million, and minority interests of approximately $57.8 million and $69.7 million, respectively. These amounts were recorded based on their estimated fair values upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

6. Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Total homebuilding interest incurred	$21,435	$16,001
Less: Homebuilding interest capitalized to inventories owned	(19,870)	(14,345)

Homebuilding interest expense	$1,565	$1,656

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$10,458	$9,519

Homebuilding interest capitalized in ending inventories owned	$47,850	$36,686

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

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Assets:
Cash	$34,396	$40,230
Inventories	892,757	733,485
Other assets	30,305	28,736

Total assets	$957,458	$802,451

Liabilities and Equity:
Accounts payable and accrued liabilities	$58,659	$64,138
Construction loans and trust deed notes payable	331,171	292,679
Equity	567,628	445,634

Total liabilities and equity	$957,458	$802,451

Our share of equity shown above was approximately $186.9 million and $154.4 million at March 31, 2004 and December 31, 2003, respectively. Additionally, as of March 31, 2004 and December 31, 2003, we had advances outstanding of approximately $1.2 million and $10.2 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balance in the table above.

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Revenues	$91,836	$98,704
Cost of sales and expenses	(54,956)	(77,655)

Net income	$36,880	$21,049

Income from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

8. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our accrued warranty reserve are detailed in the table set forth below:

Three Months Ended March 31, 2004
(Dollars in thousands)
Accrued warranty reserve, beginning of the period	$23,522
Warranty costs accrued during the period	2,169
Warranty costs paid during the period	(2,257)

Accrued warranty reserve, end of the period	$23,434

9. Senior Notes

In March 2004, we issued $150 million of 5.125% Senior Notes that mature on April 1, 2009 (the “5.125% Senior Notes”) and $150 million of 6.25% Senior Notes that mature on April 1, 2014 (the “6.25% Senior Notes”). These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, commencing October 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $297.2 million and were used to redeem in full on April 16, 2004, our 8% Senior Notes due 2008 and 8.5% Senior Notes due 2009 (see Note 11) with the balance used for general corporate purposes.

The 5.125% and 6.25% Senior Notes are unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, as defined in the governing indenture, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

10. Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of March 31, 2004, we had cash deposits and letters of credit outstanding of approximately $38.3 million on land purchase contracts having a total remaining purchase price of $487.4 million.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of March 31, 2004, we had cash deposits and letters of credit outstanding of approximately $13.7 million on option contracts having a total remaining purchase price of approximately $275.1 million.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2004, our unconsolidated joint ventures had borrowings outstanding of approximately $331.2 million. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of March 31, 2004, approximately $203.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of March 31, 2004, there were approximately $234.2 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $60.8 million at March 31, 2004, and carried a weighted average interest rate of approximately 4.4 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of March 31, 2004, Family Lending had approximately $90.2 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $76.4 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of March 31, 2004, Family Lending held approximately $2.0 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

11. Subsequent Event

On April 16, 2004, we redeemed and retired all $100 million of our 8% Senior Notes due 2008 and all $150 million of our 8.5% Senior Notes due 2009 for approximately $102.7 million and $156.4 million, respectively. In connection with the redemptions, we will incur a pretax charge of approximately $10.2 million in the 2004 second quarter. This charge includes the redemption premium paid to the holders of the notes and the expensing of other transaction related costs, including writing off the remaining unamortized bond discounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Homebuilding:
Revenues	$535,254	$399,733
Cost of sales	(413,823)	(321,907)

Gross margin	121,431	77,826

Gross margin percentage	22.7%	19.5%

Selling, general and administrative expenses	(67,707)	(45,835)
Income from unconsolidated joint ventures	16,249	8,228
Interest expense	(1,565)	(1,656)
Other income	655	314

Homebuilding pretax income	69,063	38,877

Financial Services:
Revenues	2,993	4,272
Expenses	(3,426)	(3,122)
Income from unconsolidated joint ventures	736	655
Other income	47	35

Financial services pretax income	350	1,840

Income before taxes	69,413	$40,717
Provision for income taxes	(27,022)	(15,928)

Net Income	$42,391	$24,789

Net cash provided by (used in) operating activities (1)	$(164,077)	$(89,322)

Net cash provided by (used in) investing activities (1)	$(41,432)	$(26,116)

Net cash provided by (used in) financing activities (1)	$272,368	$108,066

Adjusted Homebuilding EBITDA (2)	$87,925	$54,265

(1)	Amounts were derived from our condensed consolidated statements of cash flows.
(2)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) material noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is a non-GAAP financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States.

The tables set forth below reconcile net cash provided by (used in) operating activities and net income, calculated and presented in accordance with accounting principles generally accepted in the United States, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(164,077)	$(89,322)

Add:
Income taxes	27,022	15,928
Homebuilding interest expense	1,565	1,656
Expensing of previously capitalized interest included in cost of sales	10,458	9,519
Less:
Income (loss) from financial services subsidiary	(433)	1,150
Depreciation and amortization from financial services subsidiary	96	76
Net changes in operating assets and liabilities:
Mortgages, other notes and receivables	(35,200)	(30,965)
Inventories-owned	218,420	158,032
Inventories-not owned	6,384	(30,562)
Deferred income taxes	(785)	(6,435)
Other assets	609	(10,305)
Accounts payable	(1,077)	8,320
Accrued liabilities	20,741	18,386
Liabilities from inventories not owned	3,528	11,239

Adjusted Homebuilding EBITDA	$87,925	$54,265

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net income	$42,391	$24,789

Add:
Cash distributions of income from unconsolidated joint ventures	21,137	11,657
Income taxes	27,022	15,928
Homebuilding interest expense	1,565	1,656
Expensing of previously capitalized interest included in cost of sales	10,458	9,519
Homebuilding depreciation and amortization	1,044	749
Amortization of stock-based compensation	860	—
Less:
Income from unconsolidated joint ventures	16,985	8,883
Income (loss) from financial services subsidiary	(433)	1,150

Adjusted Homebuilding EBITDA	$87,925	$54,265

Selected Operating Data

	Three Months Ended March 31,
	2004	2003
New homes delivered:
Southern California	342	333
Northern California	182	123

Total California	524	456

Florida	393	313
Arizona	482	328
Carolinas	78	107
Texas	97	110
Colorado	72	37

Consolidated total	1,646	1,351

Unconsolidated joint ventures(1):
Southern California	69	103
Northern California	19	16

Total unconsolidated joint ventures	88	119

Total (including joint ventures)(1)	1,734	1,470

Average selling prices of homes delivered:
California (excluding joint ventures)	$582,000	$503,000
Florida	$213,000	$179,000
Arizona	$184,000	$173,000
Carolinas	$132,000	$135,000
Texas	$260,000	$274,000
Colorado	$281,000	$315,000
Consolidated (excluding joint ventures)	$324,000	$295,000
Unconsolidated joint ventures (California)(1)	$606,000	$533,000
Total (including joint ventures)(1)	$338,000	$314,000

Net new orders:
Southern California	653	523
Northern California	390	147

Total California	1,043	670

Florida	915	713
Arizona	432	383
Carolinas	158	165
Texas	158	118
Colorado	131	88

Consolidated total	2,837	2,137

Unconsolidated joint ventures(1):
Southern California	11	111
Northern California	42	45

Total unconsolidated joint ventures	53	156

Total (including joint ventures)(1)	2,890	2,293

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended March 31,
	2004	2003
Average number of selling communities during the period:
Southern California	24	22
Northern California	23	12

Total California	47	34

Florida	45	28
Arizona	21	22
Carolinas	11	9
Texas	20	23
Colorado	11	12

Consolidated total	155	128

Unconsolidated joint ventures(1):
Southern California	1	6
Northern California	3	4

Total unconsolidated joint ventures	4	10

Total (including joint ventures)(1)	159	138

	At March 31,
	2004	2003
Backlog (in homes):
Southern California	1,195	1,046
Northern California	691	181

Total California	1,886	1,227

Florida	2,252	1,434
Arizona	702	622
Carolinas	145	139
Texas	245	154
Colorado	230	139

Consolidated total	5,460	3,715

Unconsolidated joint ventures(1):
Southern California	25	232
Northern California	106	72

Total unconsolidated joint ventures	131	304

Total (including joint ventures)(1)	5,591	4,019

Backlog (estimated dollar value in thousands):
Consolidated total	$1,959,737	$1,099,303
Unconsolidated joint ventures (California)(1)	85,274	154,609

Total (including joint ventures)(1)	$2,045,011	$1,253,912

Building sites owned or controlled:
Southern California	12,149	8,105
Northern California	4,951	3,667

Total California	17,100	11,772

Florida	15,443	10,093
Arizona	6,746	4,464
Carolinas	3,786	3,037
Texas	2,882	2,086
Colorado	1,653	1,755

Total (including joint ventures)	47,610	33,207

Total building sites owned	23,659	16,474
Total building sites optioned or subject to contract	17,007	11,852
Total joint venture lots	6,944	4,881

Total (including joint ventures)	47,610	33,207

Completed and unsold homes	135	191

Homes under construction	4,689	3,591

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Business combinations and goodwill;

•	Variable interest entities;

•	Cost of sales;

•	Inventories;

•	Unconsolidated homebuilding and land development joint ventures; and

•	Insurance and litigation reserves.

For a more detailed description of these critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Overview

Net income for the 2004 first quarter increased 71 percent to $42.4 million, or $1.21 per diluted share, compared to $24.8 million, or $0.75 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 78 percent increase in homebuilding pretax income to $69.1 million, which was partially offset by a modest decline in our financial services segment income. For the twelve-month period ended March 31, 2004, our return on average stockholders’ equity was 23.9 percent, which represents a 640 basis point improvement over the year earlier period. Results of operations for the three-month period ended March 31, 2004 include the results of our new Sacramento, California and Jacksonville, Florida operations acquired during the fourth quarter of 2003.

The significant increase in homebuilding earnings reflects a number of positive economic factors and demographic trends combined with the growing contributions from our expansion into new geographic markets over the past six years. Low mortgage interest rates combined with steady employment levels in most of our larger markets have helped drive demand for new housing. Demand for new homes has also been supported by a number of positive demographic factors such as the aging baby boomers, who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, growing constraints on the availability of buildable land in many of our markets have also contributed to increasing home prices.

We are focused on generating strong financial returns including our return on average stockholders’ equity. These financial measurements are frequently used by investors as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization.

Our outlook for 2004 reflects our expectation of continued favorable housing market conditions in our key markets, including measured increases in mortgage interest rates. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we believe we have the opportunity to increase total deliveries in 2004 to approximately 9,400 new homes, excluding 250 joint venture deliveries, and achieve homebuilding revenues of approximately $3.3 billion.

Homebuilding

Homebuilding pretax income for the 2004 first quarter increased 78 percent to $69.1 million from $38.9 million in the year earlier period. The increase in pretax income was driven by a 34 percent increase in homebuilding revenues, a 320 basis point improvement in our homebuilding gross margin percentage, and an $8.0 million increase in joint venture income. These positive factors were partially offset by a 110 basis point increase in our selling, general and administrative (“SG&A”) expense rate.

Homebuilding revenues for the 2004 first quarter increased 34 percent to $535.3 million from $399.7 million last year. The increase in revenues was attributable to a 22 percent increase in new home deliveries (exclusive of joint ventures) to 1,646 homes combined with a 10 percent increase in our consolidated average home price to $324,000.

During the 2004 first quarter, we delivered 524 new homes in California (exclusive of joint ventures), a 15 percent increase over the 2003 first quarter. Including joint ventures, California deliveries were up 6 percent to 612 homes. Despite strong housing market conditions throughout Southern California, deliveries were off 6 percent in Southern California to 411 new homes (including 69 joint venture deliveries) reflecting the timing of new community openings and our tight supply of new homes available for sale. Deliveries were up 45 percent in Northern California to 201 new homes (including 19 joint venture deliveries), which reflects improving market conditions in Northern California. In Florida, where housing market conditions remain solid, we delivered 393 new homes in the first quarter of 2004, including 33 homes from our recently acquired operations in Jacksonville, representing a 26 percent year-over-year increase (an increase of 15 percent excluding the deliveries from Jacksonville). We delivered 482 homes during the first quarter in Phoenix, a 47 percent increase over the 2003 first quarter, reflective of strong housing demand in the nation’s second largest metropolitan housing market, combined with the opening of 11 new communities over the past two quarters. In the Carolinas, deliveries were off 27 percent to 78 new homes. New home deliveries were down 12 percent in Texas and up 95 percent in Colorado. We continue to experience relatively sluggish demand in our Texas markets while recently we have seen some signs of improvement in Colorado.

During the 2004 first quarter, our consolidated average home price was up 10 percent year-over-year to $324,000. The higher selling price was driven primarily by a 16 percent increase in our average price in California to $582,000 (exclusive of joint ventures). The higher price in California represents the impact of general price increases in the state and a change in mix during the 2004 first quarter. Our average price in Florida was $213,000, up 19 percent from the year ago period, which also reflects general price increases and a shift in mix. Our average price in Arizona was up 6 percent to $184,000, but down 2 percent in the Carolinas to $132,000. Both changes are primarily the result of changes in our product mix. Our average prices in Texas and Colorado were down 5 percent and 11 percent, respectively, reflecting our increasing emphasis on more affordable homes in these two markets. For 2004, we expect that our consolidated average home price will increase approximately 14 percent to $347,000 as a result of higher average prices in California and Florida, partially offset by lower average prices in Texas and Colorado due to a shift to more affordable homes.

Our homebuilding gross margin percentage was up 320 basis points year-over-year to 22.7 percent. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in California and Arizona. Our margins in Florida were generally in line with the year earlier period and reflect healthy housing market conditions in all eight of our regions in the state. Margins in Texas and Colorado are still below our companywide average and generally reflect the impact of slower economic conditions in those regions. The higher overall gross margin percentage reflects our ability to raise home prices in most of our California markets during the past several quarters as a result of strong housing demand and improving margins in Arizona due to healthy demand for new homes combined with volume and cost efficiencies. To a lesser degree, our homebuilding gross margin percentage was impacted by the reclassification of certain division overhead expenses from cost of sales to SG&A beginning in 2004. The estimated gross margin percentage in our backlog is comparable to that generated in the first quarter of 2004.

SG&A expenses (including corporate G&A) for the 2004 first quarter increased 110 basis points to 12.6 percent of homebuilding revenues compared to 11.5 percent last year. The increase in SG&A expenses as a percentage of homebuilding revenues was due primarily to the reclassification of certain expenses from cost of sales to SG&A discussed above. We expect that our full-year SG&A rate for 2004 will be in the 10 percent range.

Income from unconsolidated joint ventures was up $8.0 million for the 2004 first quarter to $16.2 million and was driven by an increase in joint venture income from land sales to other builders, which was partially offset by a decrease in joint venture deliveries to 88 homes versus 119 homes last year. For 2004, we expect to generate approximately $45 million in joint venture income from 250 new home deliveries as well as land sales to other builders. This compares to $60.7 million in 2003 from 620 venture deliveries and builder land sales.

Demand remained strong in most of our key markets, as evidenced by new orders for the 2004 first quarter rising 26 percent to a record 2,890 new homes (including 53 joint venture orders) on a 15 percent increase in average community count. Our cancellation rate for the 2004 first quarter declined to 15 percent versus 17 percent last year. Orders were up 5 percent year-over-year in Southern California despite an 11 percent decline in the average number of active selling communities, up 125 percent in Northern California on a 63 percent higher community count, up 28 percent in Florida on a 61 percent higher community count and up 13 percent in Arizona on a 5 percent lower community count. Orders were down 4 percent in the Carolinas on a 22 percent higher community count, up 49 percent in Colorado on an 8 percent lower community count and up 34 percent in Texas on a 13 percent lower community count. The order levels in our three largest markets, California, Florida and Arizona, generally reflect healthy housing market conditions in those regions while the absolute level of our new home orders in Texas and Colorado, although improving modestly, still reflect the impact of generally weak economic conditions impacting the demand for new housing. Order levels in the Carolinas, while softer than the year ago period, are running at about one home per week per community.

The record level of new home orders for the 2004 first quarter resulted in a record first quarter backlog of 5,591 presold homes (including 131 joint venture homes) valued at an estimated $2.0 billion (including $85.3 million of joint venture backlog), an increase of 63 percent from the March 31, 2003 backlog value.

We ended the quarter with 162 active selling communities, a 17 percent increase over the year earlier quarter. The higher community count resulted from the opening of several new communities during the past four quarters, including the opening of 24 new communities during the 2004 first quarter. We are planning to open 80 to 85 new communities during the balance of the year and are targeting a year-end community count of approximately 170 to 180 active subdivisions, 19 percent higher than at the end of 2003. We expect to open nearly 60 percent of our new communities in the first half of the year, which is traditionally our strong selling season.

Financial Services

Revenues from our financial services segment for the 2004 first quarter, which currently represents our mortgage banking operations throughout California and in South Florida, decreased 30 percent to $3.0 million compared to $4.3 million in the first quarter last year. The lower level of revenues was primarily attributable to a 16 percent decrease in the net gain on mortgage loans sold and a 48 percent decrease in net interest income. The decline in the gain on loan sales was the result of lower margins and capture rates due in part to intense competitive pressures which we believe resulted from a significant reduction in mortgage refinance activity during the quarter due to higher mortgage interest rates. The decrease in net interest income was due to the lower level of loans held for sale combined with a shorter holding period prior to sale.

For the three months ended March 31, 2004, expenses for the financial services segment increased 10 percent from the year earlier period. This increase was primarily the result of start-up expenses incurred in connection with Family Lending’s expansion into the Arizona and Texas markets in March 2004.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions, which operate in conjunction with our homebuilding divisions in Arizona, Texas, Colorado, the Carolinas, and Tampa and Southwestern Florida, was up 12 percent to $736,000. The higher level of income was primarily due to increased deliveries in Florida and Arizona. The Arizona and Texas joint venture was terminated in March 2004, but will continue to generate income until the close of all loans in its pipeline.

Recent Development

On April 16, 2004, we redeemed and retired all $100 million of our 8% Senior Notes due 2008 and all $150 million of our 8.5% Senior Notes due 2009 for approximately $102.7 million and $156.4 million, respectively. In connection with the redemptions, we incurred a pretax charge of approximately $10.2 million in the 2004 second quarter. This charge includes the redemption premium paid to the holders of the notes and the expensing of other transaction related costs, including writing off the remaining unamortized bond discounts.

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

During the three months ended March 31, 2004, our homebuilding debt increased $316 million. Of this increase, $260 million was used to refinance a portion of our long-term debt, which was repaid in April 2004. The remaining increase funded our homebuilding operations during the 2004 first quarter. We expect to further increase our net investment in homebuilding assets during the remainder of 2004 as we continue to pursue our growth initiatives.

An important focus of management is controlling our leverage. Careful consideration is given to balancing our desire to further our strategic growth initiatives while maintaining a proper balance of our debt levels relative to our stockholders’ equity. Our leverage has generally fluctuated over the past several years in the range of 45 percent to 55 percent (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities of inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of acquisitions. In general, our borrowings and leverage increase during the first three quarters of the year and decrease in the fourth quarter as a result of higher deliveries in the latter portion of the year.

We have a $450 million unsecured revolving credit facility. The facility matures on October 31, 2005 and contains provisions allowing us, at our option, to extend the maturity date of the facility to October 31, 2006. In addition, the facility contains a provision that allows us to increase the total aggregate commitment under the facility up to $550 million, subject to the availability of additional bank lending commitments. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The facility contains financial covenants, including the following:

•	a covenant that, as of March 31, 2004, requires us to maintain not less than $713.0 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

➢	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.50 to 1.0;

➢	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

➢	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0 (subject to certain exceptions).

The facility also limits, among other things, our investments in joint ventures and the amount of dividends we can pay. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the facility and from other sources. At March 31, 2004, we had no borrowings outstanding and had issued approximately $48.3 million of letters of credit under the facility. As of March 31, 2004, and throughout the periods presented, we were in compliance with the covenants of the facility. Our ability to renew and extend the facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $120 million. Mortgage loans are typically financed under the facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants and have current maturity dates ranging from May 28, 2004 to June 28, 2004. It is our intention to renew these facilities. At March 31, 2004, we had approximately $38.3 million advanced under these facilities.

In March 2004, we issued $150 million of 5.125% Senior Notes at par that mature on April 1, 2009 (the “5.125% Senior Notes”) and $150 million of 6.25% Senior Notes at par that mature on April 1, 2014 (the “6.25% Senior Notes”). Net proceeds from these notes were approximately $297.2 million and were used to redeem in full our 8% Senior Notes due 2008 and 8.5% Senior Notes due 2009 with the balance used for general corporate purposes.

Pursuant to the terms of the 5.125% and 6.25% Senior Notes and our other outstanding public senior notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants that, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

In March 2004, the Securities and Exchange Commission declared effective our $800 million universal shelf registration statement on Form S-3. The universal shelf permits us to issue from time to time common stock, preferred stock, debt securities and warrants. Currently, all $800 million of securities remain available for future issuance by us under this registration statement. We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case, we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financings are used to finance certain land acquisition and development costs. At March 31, 2004, we had approximately $40.6 million outstanding in trust deed and other notes payable, including CDD bonds.

We paid approximately $2.7 million, or $0.08 per common share, in dividends to our stockholders during the three months ended March 31, 2004. We expect that this dividend policy will continue, but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On April 27, 2004, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend will be paid on May 27, 2004 to stockholders of record on May 13, 2004.

During the three months ended March 31, 2004, we issued 124,523 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $2.1 million.

In April 2001, our Board of Directors authorized a $35 million stock repurchase plan. In October 2002, our Board increased the buyback limit to $50 million, and in January 2003, the Board increased the limit to $75 million. Through April 30, 2004, we had repurchased an aggregate of 1,631,500 shares of common stock for approximately $34.4 million under the plan, leaving a balance of approximately $40.6 million for future share repurchases.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of March 31, 2004, we had cash deposits and letters of credit outstanding of approximately $38.3 million on land purchase contracts having a total remaining purchase price of approximately $487.4 million, of which approximately

$58.4 million is included in inventories not owned in the accompanying condensed consolidated balance sheet.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of March 31, 2004, we had cash deposits and letters of credit outstanding of approximately $13.7 million on option contracts having a total remaining purchase price of approximately $275.1 million, of which approximately $18.2 million is included in inventories not owned in the accompanying condensed consolidated balance sheet. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which minimizes the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At March 31, 2004, these unconsolidated joint ventures had borrowings outstanding that totaled approximately $331.2 million that, in accordance with accounting principles generally accepted in the United States, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of March 31, 2004, approximately $203.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of March 31, 2004, our joint ventures had approximately $234.2 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions we expect to materially affect our future liquidity.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 was effective immediately for arrangements entered into after January 31, 2003, and was applied to all arrangements entered into before February 1, 2003, during our fiscal quarter ended March 31, 2004. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003, and the adoption for arrangements entered into prior to February 1, 2003, did not have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the period ended March 31, 2004. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

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

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facility for 15 to 60 days before they are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of March 31, 2004, Family Lending had approximately $90.2 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $76.4 million were hedged by forward sale commitments of mortgage-backed securities.

Please see our Annual Report on Form 10-K for the year ended December 31, 2003, for further discussion related to our market risk exposure.

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

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	the impact of demographic trends and supply constraints on the demand for and supply of housing;

•	our focus on generating strong financial returns;

•	our expectation of continued favorable housing market conditions in 2004, including measured increases in mortgage interest rates;

•	expected deliveries and revenues;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes, the estimated sales value of our backlog and the estimated margins in our backlog;

•	expected new community openings and active communities;

•	our expected average sales prices and shift to more affordable homes in selected markets;

•	our expected SG&A rate;

•	expected joint venture income, deliveries and land sales;

•	income from our terminated mortgage banking joint venture;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources and ability to access additional capital;

•	further increases in our net investment in homebuilding assets;

•	the seasonal nature of our borrowings and leverage;

•	our intention to renew our mortgage credit facilities;

•	expected common stock dividends;

•	our exposure to loss with respect to optioned property and the extent of our liability for VIE obligations;

•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls; and

•	the potential value of and expense related to stock option grants.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Amendment No. 5 to Master Repurchase Agreement, dated as of November 18, 2002, between Credit Suisse First Boston Mortgage Capital LLC and Family Lending Services, Inc., a wholly owned subsidiary of the Registrant.

4.2	Amendment No. 6 to Master Repurchase Agreement, dated as of January 15, 2003, between Credit Suisse First Boston Mortgage Capital LLC and Family Lending Services, Inc., a wholly owned subsidiary of the Registrant.

4.3	Amendment No. 7 to Master Repurchase Agreement, dated as of September 18, 2003, between Credit Suisse First Boston Mortgage Capital LLC and Family Lending Services, Inc., a wholly owned subsidiary of the Registrant.

4.4	Amendment No. 8 to Master Repurchase Agreement, dated as of March 11, 2004, between Credit Suisse First Boston Mortgage Capital LLC and Family Lending Services, Inc., a wholly owned subsidiary of the Registrant.

4.5	Form of Performance Share Award Agreement to be used in connection with the Registrant’s 2000 Stock Incentive Plan.

4.6	Seventh Supplemental Indenture relating to the Registrant’s 5.125% Senior Notes due 2009, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

4.7	Eighth Supplemental Indenture relating to the Registrant’s 6.25% Senior Notes due 2014, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

(i)	Form 8-K dated January 7, 2004, reporting the Registrant’s issuance of a press release announcing preliminary new home orders for the three month period ended December 31, 2003.

(ii)	Form 8-K dated February 2, 2004, reporting the Registrant’s issuance of a press release announcing financial results for the fourth quarter and fiscal year earnings for the period ended December 31, 2003.

(iii)	Form 8-K dated March 16, 2004, reporting the Registrant’s filing of a prospectus supplement, dated March 11, 2004, relating to the offering of $150,000,000 principal amount of the Registrant’s 5.125% Senior Notes due 2009 and $150,000,000 principal amount of the Registrant’s 6.25% Senior Notes due 2014. In connection with the offering, certain exhibits related to this transaction were filed with the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: May 6, 2004	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 6, 2004	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President - Finance and Chief Financial Officer