Form 10-Q
period 2004-06-30
STANDARD PACIFIC CORP /DE/
filed 2004-08-06
CIK 878560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at August 2, 2004: 33,600,341

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Homebuilding:
Revenues	$769,274	$515,197	$1,304,528	$914,930
Cost of sales	(588,759)	(408,800)	(1,002,582)	(730,707)

Gross margin	180,515	106,397	301,946	184,223

Selling, general and administrative expenses	(83,215)	(52,693)	(150,922)	(98,528)
Income from unconsolidated joint ventures	11,410	13,899	27,659	22,127
Interest expense	(2,047)	(1,831)	(3,612)	(3,487)
Other income (expense)	(9,513)	312	(8,858)	627

Homebuilding pretax income	97,150	66,084	166,213	104,962

Financial Services:
Revenues	1,798	4,108	3,929	7,292
Expenses	(2,638)	(2,117)	(5,202)	(4,151)
Income from unconsolidated joint ventures	721	735	1,457	1,389
Other income	158	68	205	103

Financial services pretax income	39	2,794	389	4,633

Income before taxes	97,189	68,878	166,602	109,595
Provision for income taxes	(37,193)	(26,915)	(64,215)	(42,843)

Net Income	$59,996	$41,963	$102,387	$66,752

Earnings Per Share:
Basic	$1.78	$1.30	$3.02	$2.07
Diluted	$1.72	$1.26	$2.93	$2.01

Weighted Average Common Shares Outstanding:
Basic	33,781,442	32,341,042	33,860,745	32,254,469
Diluted	34,898,194	33,347,970	34,993,203	33,188,967

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$12,209	$159,654
Mortgage notes receivable and accrued interest	4,501	7,171
Other notes and receivables	34,418	37,721
Inventories:
Owned	2,059,447	1,760,567
Not owned	243,439	128,453
Investments in and advances to unconsolidated joint ventures	164,440	164,649
Property and equipment, net	7,496	7,343
Deferred income taxes	28,454	26,361
Other assets	36,169	17,291
Goodwill	75,639	73,558

	2,666,212	2,382,768

Financial Services:
Cash and equivalents	6,958	10,829
Mortgage loans held for sale	53,436	64,043
Other assets	1,997	3,063

	62,391	77,935

Total Assets	$2,728,603	$2,460,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$68,428	$77,837
Accrued liabilities	216,095	203,138
Liabilities from inventories not owned	29,743	19,615
Revolving credit facility	51,500	—
Trust deed and other notes payable	40,108	24,232
Senior notes payable	874,028	823,001
Senior subordinated notes payable	148,980	148,936

	1,428,882	1,296,759

Financial Services:
Accounts payable and other liabilities	1,481	1,694
Mortgage credit facilities	45,259	59,317

	46,740	61,011

Total Liabilities	1,475,622	1,357,770

Minority Interests	137,192	69,732

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,598,010 and 33,862,218 shares outstanding, respectively	336	339
Additional paid-in capital	420,795	435,164
Retained earnings	694,658	597,698

Total Stockholders’ Equity	1,115,789	1,033,201

Total Liabilities and Stockholders’ Equity	$2,728,603	$2,460,703

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$102,387	$66,752
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated joint ventures	(29,116)	(23,516)
Cash distributions of income from unconsolidated joint ventures	31,150	22,445
Depreciation and amortization	2,126	1,694
Loss on early extinguishment of debt	10,154	—
Amortization of stock-based compensation	2,461	—
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	16,580	32,002
Inventories - owned	(258,814)	(278,020)
Inventories - not owned	(33,440)	32,373
Deferred income taxes	(2,093)	5,162
Other assets	(15,074)	8,194
Accounts payable	(9,409)	(2,677)
Accrued liabilities	17,516	4,120
Liabilities from inventories not owned	(3,958)	(21,593)

Net cash used in operating activities	(169,530)	(153,064)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(4,698)	(8,330)
Investments in and advances to unconsolidated homebuilding joint ventures	(66,660)	(45,086)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	50,507	37,483
Net additions to property and equipment	(2,580)	(1,535)

Net cash used in investing activities	(23,431)	(17,468)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	51,500	—
Principal payments on trust deed notes payable	(9,577)	(12,567)
Redemption of senior notes payable	(259,045)	—
Proceeds from the issuance of senior notes payable	297,240	296,057
Net payments on mortgage credit facilities	(14,058)	(42,730)
Dividends paid	(5,427)	(5,160)
Repurchase of common shares	(22,833)	(1,608)
Proceeds from the exercise of stock options	3,845	6,060

Net cash provided by financing activities	41,645	240,052

Net increase (decrease) in cash and equivalents	(151,316)	69,520
Cash and equivalents at beginning of period	170,483	27,651

Cash and equivalents at end of period	$19,167	$97,171

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,486	$29,852
Income taxes	74,315	43,120

Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$25,453	$10,711
Inventory received as distributions from unconsolidated homebuilding joint ventures	13,960	391
Deferred purchase price recorded in connection with acquisitions	2,044	1,469
Expenses capitalized in connection with the issuance of senior notes payable	2,760	2,869
Income tax benefit credited in connection with stock option exercises	2,155	1,976
Inventories not owned	81,546	14,025
Liabilities from inventories not owned	14,086	3,335
Minority interests	67,460	10,690

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2004, and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

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

2. Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 was effective immediately for arrangements entered into after January 31, 2003, and was applied to all arrangements entered into before February 1, 2003, during our fiscal quarter ended March 31, 2004. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003, and the adoption for arrangements entered into prior to February 1, 2003, did not have a material impact on our financial position or results of operations (see Note 5 for further discussion).

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

	Three Months Ended June 30,
	2004			2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$59,996	33,781,442	$1.78	$41,963	32,341,042	$1.30
Effect of dilutive stock options	—	1,116,752		—	1,006,928

Diluted earnings per share	$59,996	34,898,194	$1.72	$41,963	33,347,970	$1.26

	Six Months Ended June 30,
	2004			2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$102,387	33,860,745	$3.02	$66,752	32,254,469	$2.07
Effect of dilutive stock options	—	1,132,458		—	934,498

Diluted earnings per share	$102,387	34,993,203	$2.93	$66,752	33,188,967	$2.01

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$59,996	$41,963	$102,387	$66,752
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	988	—	1,519	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,395)	(675)	(2,326)	(1,363)

Net income, as adjusted	$59,589	$41,288	$101,580	$65,389

Earnings per share:
Basic—as reported	$1.78	$1.30	$3.02	$2.07
Basic—as adjusted	$1.76	$1.28	$3.00	$2.03

Diluted—as reported	$1.72	$1.26	$2.93	$2.01
Diluted—as adjusted	$1.71	$1.24	$2.90	$1.97

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

On January 29, 2004 (the “Grant Date”), the Compensation Committee of our Board of Directors granted to each executive officer a performance share award under our 2000 Stock Incentive Plan. Performance share awards will result in the issuance of restricted shares of our common stock (the “Shares”) contingent upon the degree to which we achieve a targeted return on equity for the fiscal year 2004 and the Compensation Committee’s subjective evaluation of management’s effectiveness during such period. The Shares, if any, will be issued to each executive on the eleventh business day after our Board of Directors approves the financial statements for the year ended December 31, 2004. One-third of the Shares issued will vest one year from the Grant Date of the performance share award with an additional one-third vesting on each of the next two anniversaries of the Grant Date if the executive remains an employee through the vesting dates. The targeted number of Shares to be issued pursuant to the awards is 162,000 with the maximum number of Shares that may be issued under the awards totaling 234,900. We account for compensation expense related to these awards on a straight-line basis in accordance with SFAS 123. Compensation expense recognized related to these awards during the three and six months ended June 30, 2004 totaled approximately $623,000 and $1,038,000, respectively. The Shares potentially issuable pursuant to the performance share awards were not included as common stock equivalents for earnings per share purposes for the three and six months ended June 30, 2004, since all necessary conditions to the issuance of the Shares had not been achieved by the end of the reporting periods.

5. Inventories

Inventories consisted of the following at:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,028,086	$1,054,887
Homes completed and under construction	911,077	600,580
Model homes	120,284	105,100

Total inventories owned	$2,059,447	$1,760,567

Inventories not owned:
Land purchase and land option deposits	$76,504	$39,106
Variable interest entities, net of deposits	163,052	82,232
Other land option contracts, net of deposits	3,883	7,115

Total inventories not owned	$243,439	$128,453

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

At June 30, 2004 and December 31, 2003, we consolidated 13 and seven VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $28.0 million and $3.8 million, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our condensed consolidated balance sheets at June 30, 2004 and December 31, 2003, were inventories not owned related to these VIEs of approximately $191.1 million and $86.0 million (which includes $28.0 million and $3.8 million in deposits), liabilities from inventories not owned of approximately $25.9 million and $12.5 million, and minority interests of approximately $137.2 million and $69.7 million, respectively. These amounts were recorded based on their estimated fair values upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

6. Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Total homebuilding interest incurred	$21,919	$18,864	$43,354	$34,865
Less: Homebuilding interest capitalized to inventories owned	(19,872)	(17,033)	(39,742)	(31,378)

Homebuilding interest expense	$2,047	$1,831	$3,612	$3,487

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$12,718	$14,590	$23,176	$24,109

Homebuilding interest capitalized in ending inventories owned			$55,004	$39,129

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

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets:
Cash	$32,936	$40,230
Inventories	910,323	733,485
Other assets	14,270	28,736

Total assets	$957,529	$802,451

Liabilities and Equity:
Accounts payable and accrued liabilities	$53,975	$64,138
Construction loans and trust deed notes payable	403,478	292,679
Equity	500,076	445,634

Total liabilities and equity	$957,529	$802,451

Our share of equity shown above was approximately $163.5 million and $154.4 million at June 30, 2004 and December 31, 2003, respectively. Additionally, as of June 30, 2004 and December 31, 2003, we had advances outstanding of approximately $900,000 and $10.2 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$46,399	$98,121	$138,235	$196,825
Cost of sales and expenses	(33,133)	(67,482)	(88,089)	(145,138)

Net income	$13,266	$30,639	$50,146	$51,687

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

Six months ended June 30, 2004
(Dollars in thousands)
Accrued warranty reserve, beginning of the period	$23,522
Warranty costs accrued during the period	4,565
Warranty costs paid during the period	(4,999)

Accrued warranty reserve, end of the period	$23,088

9. Senior Notes

In March 2004, we issued $150 million of 5.125% Senior Notes that mature on April 1, 2009 (the “5.125% Senior Notes”) and $150 million of 6.25% Senior Notes that mature on April 1, 2014 (the “6.25% Senior Notes”). These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, commencing October 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $297.2 million and were used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8.5% Senior Notes due 2009 with the balance used for general corporate purposes. In connection with the redemptions, we incurred a pretax charge of approximately $10.2 million. This charge includes the redemption premium paid to the holders of the notes and the expensing of other transaction related costs, including writing off the remaining unamortized bond discounts.

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

10. Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of June 30, 2004, we had cash deposits and letters of credit outstanding of approximately $54.0 million on land purchase contracts having a total remaining purchase price of $675.9 million, of which approximately $131.7 million is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of June 30, 2004, we had cash deposits and letters of credit outstanding of approximately $30.3 million on option contracts having a total remaining purchase price of approximately $378.3 million, of which approximately $26.7 million is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2004, our unconsolidated joint ventures had borrowings outstanding of approximately $403.5 million. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of June 30, 2004, approximately $227.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of June 30, 2004, there were approximately $213.3 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $88.1 million at June 30, 2004, and carried a weighted average interest rate of approximately 5.4 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of June 30, 2004, Family Lending had approximately $117.8 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $92.5 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of June 30, 2004, Family Lending held approximately $2.2 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Homebuilding:
Revenues	$769,274	$515,197	$1,304,528	$914,930
Cost of sales	(588,759)	(408,800)	(1,002,582)	(730,707)

Gross margin	180,515	106,397	301,946	184,223

Gross margin percentage	23.5%	20.7%	23.1%	20.1%

Selling, general and administrative expenses	(83,215)	(52,693)	(150,922)	(98,528)
Income from unconsolidated joint ventures	11,410	13,899	27,659	22,127
Interest expense	(2,047)	(1,831)	(3,612)	(3,487)
Other income (expense)	(9,513)	312	(8,858)	627

Homebuilding pretax income	97,150	66,084	166,213	104,962

Financial Services:
Revenues	1,798	4,108	3,929	7,292
Expenses	(2,638)	(2,117)	(5,202)	(4,151)
Income from unconsolidated joint ventures	721	735	1,457	1,389
Other income	158	68	205	103

Financial services pretax income	39	2,794	389	4,633

Income before taxes	97,189	68,878	166,602	109,595
Provision for income taxes	(37,193)	(26,915)	(64,215)	(42,843)

Net Income	$59,996	$41,963	$102,387	$66,752

Net cash provided by (used in) operating activities	$(5,453)	$(63,742)	$(169,530)	$(153,064)

Net cash provided by (used in) investing activities	$18,001	$8,648	$(23,431)	$(17,468)

Net cash provided by (used in) financing activities	$(230,723)	$131,986	$41,645	$240,052

Adjusted Homebuilding EBITDA (1)	$113,149	$80,252	$201,074	$134,517

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) material noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is a non-GAAP financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by U.S. generally accepted accounting principles.

The tables set forth below reconcile net cash used in operating activities and net income, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net cash used in operating activities	$(5,453)	$(63,742)	$(169,530)	$(153,064)
Add:
Income taxes	37,193	26,915	64,215	42,843
Homebuilding interest expense	2,047	1,831	3,612	3,487
Expensing of previously capitalized interest included in cost of sales	12,718	14,590	23,176	24,109
Less:
Income (loss) from financial services subsidiary	(840)	1,991	(1,273)	3,141
Depreciation and amortization from financial services subsidiary	114	79	210	156
Loss on early extinguishment of debt	10,154	—	10,154	—
Net changes in operating assets and liabilities:
Mortgages, other notes and receivables	18,620	(1,037)	(16,580)	(32,002)
Inventories-owned	40,394	119,988	258,814	278,020
Inventories-not owned	27,056	(1,811)	33,440	(32,373)
Deferred income taxes	2,878	1,273	2,093	(5,162)
Other assets	14,465	2,110	15,074	(8,194)
Accounts payable	10,486	(5,643)	9,409	2,677
Accrued liabilities	(38,257)	(22,506)	(17,516)	(4,120)
Liabilities from inventories not owned	430	10,354	3,958	21,593

Adjusted Homebuilding EBITDA	$113,149	$80,252	$201,074	$134,517

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$59,996	$41,963	$102,387	$66,752
Add:
Cash distributions of income from unconsolidated joint ventures	10,013	10,788	31,150	22,445
Income taxes	37,193	26,915	64,215	42,843
Homebuilding interest expense	2,047	1,831	3,612	3,487
Expensing of previously capitalized interest included in cost of sales	12,718	14,590	23,176	24,109
Homebuilding depreciation and amortization	872	790	1,916	1,538
Amortization of stock-based compensation	1,601	—	2,461	—
Less:
Income from unconsolidated joint ventures	12,131	14,634	29,116	23,516
Income (loss) from financial services subsidiary	(840)	1,991	(1,273)	3,141

Adjusted Homebuilding EBITDA	$113,149	$80,252	$201,074	$134,517

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
New homes delivered:
Southern California	530	406	872	739
Northern California	259	118	441	241

Total California	789	524	1,313	980

Florida	463	533	856	846
Arizona	351	315	833	643
Carolinas	127	132	205	239
Texas	179	119	276	229
Colorado	95	74	167	111

Consolidated total	2,004	1,697	3,650	3,048

Unconsolidated joint ventures(1):
Southern California	9	88	78	191
Northern California	41	37	60	53

Total unconsolidated joint ventures	50	125	138	244

Total (including joint ventures)(1)	2,054	1,822	3,788	3,292

Average selling prices of homes delivered:
California (excluding joint ventures)	$634,000	$512,000	$613,000	$508,000
Florida	$233,000	$185,000	$224,000	$183,000
Arizona	$192,000	$185,000	$188,000	$179,000
Carolinas	$148,000	$133,000	$142,000	$134,000
Texas	$235,000	$271,000	$243,000	$273,000
Colorado	$309,000	$308,000	$297,000	$310,000
Consolidated (excluding joint ventures)	$382,000	$293,000	$356,000	$294,000
Unconsolidated joint ventures (California)(1)	$655,000	$553,000	$624,000	$543,000
Total (including joint ventures)(1)	$389,000	$311,000	$366,000	$312,000

Net new orders:
Southern California	561	561	1,214	1,084
Northern California	415	184	805	331

Total California	976	745	2,019	1,415

Florida	1,055	760	1,970	1,473
Arizona	651	545	1,083	928
Carolinas	146	144	304	309
Texas	177	128	335	246
Colorado	141	82	272	170

Consolidated total	3,146	2,404	5,983	4,541

Unconsolidated joint ventures(1):
Southern California	3	105	14	216
Northern California	66	74	108	119

Total unconsolidated joint ventures	69	179	122	335

Total (including joint ventures)(1)	3,215	2,583	6,105	4,876

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average number of selling communities during the period:
Southern California	22	21	23	22
Northern California	22	14	23	14

Total California	44	35	46	36

Florida	49	32	47	30
Arizona	15	23	18	23
Carolinas	11	10	11	9
Texas	21	18	20	20
Colorado	13	12	12	12

Consolidated total	153	130	154	130

Unconsolidated joint ventures(1):
Southern California	1	4	1	5
Northern California	3	5	3	4

Total unconsolidated joint ventures	4	9	4	9

Total (including joint ventures)(1)	157	139	158	139

	At June 30,
	2004	2003
Backlog (in homes):
Southern California	1,226	1,201
Northern California	847	247

Total California	2,073	1,448

Florida	2,844	1,661
Arizona	1,002	852
Carolinas	164	151
Texas	243	163
Colorado	276	147

Consolidated total	6,602	4,422

Unconsolidated joint ventures(1):
Southern California	19	249
Northern California	131	109

Total unconsolidated joint ventures	150	358

Total (including joint ventures)(1)	6,752	4,780

Backlog (estimated dollar value in thousands):
Consolidated total	$2,329,277	$1,333,850
Unconsolidated joint ventures (California)(1)	95,337	183,374

Total (including joint ventures)(1)	$2,424,614	$1,517,224

Building sites owned or controlled:
Southern California	12,304	9,810
Northern California	4,907	3,532

Total California	17,211	13,342

Florida	14,876	10,216
Arizona	7,479	4,671
Carolinas	4,062	3,300
Texas	3,090	2,758
Colorado	1,712	1,681

Total (including joint ventures)	48,430	35,968

Total building sites owned	26,022	17,458
Total building sites optioned or subject to contract	15,365	12,267
Total joint venture lots	7,043	6,243

Total (including joint ventures)	48,430	35,968

Completed and unsold homes	100	145

Homes under construction	5,932	4,237

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

Three and Six Month Periods Ended June 30, 2004 Compared to Three and Six Month Periods Ended June 30, 2003

Overview

Net income for the 2004 second quarter increased 43 percent to $60.0 million, or $1.72 per diluted share, compared to $42.0 million, or $1.26 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 47 percent increase in homebuilding pretax income to $97.2 million and an 80 basis point decrease in our effective tax rate, which was offset in part by a $6.3 million after-tax charge, or $0.18 per diluted share, related to our decision to fully redeem $250 million of 8% and 8.5% senior notes and a decrease in financial services pretax income. For the six months ended June 30, 2004, net income increased 53 percent to $102.4 million, or $2.93 per diluted share, compared to $66.8 million, or $2.01 per diluted share, for the year earlier period. The increase in net income for the six month period was driven by a 58 percent increase in homebuilding pretax income to $166.2 million and a 60 basis point decrease in our effective tax rate, which were offset in part by the debt redemption charge referred to above and a decrease in financial services pretax income.

For the twelve-month period ended June 30, 2004, our return on average stockholders’ equity was 24.2 percent, which represents a 580 basis point improvement over the year earlier period. Results of operations for the three and six months ended June 30, 2004, include the results of our new Sacramento, California and Jacksonville, Florida operations acquired during the fourth quarter of 2003.

The significant increase in homebuilding pretax earnings reflected a number of positive economic factors and demographic trends combined with the growing contributions from our growth initiatives in our existing markets and expansion into new geographic markets over the past six years. Historically low mortgage interest rates combined with steady employment levels in most of our larger markets helped drive demand for new housing. Demand for new homes was also supported by a number of positive demographic factors such as the aging baby boomers who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, we experienced growing constraints on the availability of buildable land in many of our markets, which also contributed to increasing home prices.

We are focused on generating strong financial returns including our return on average stockholders’ equity. Investors also frequently use these financial measurements as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization.

Our outlook for 2004 reflects our strong operating results to date combined with our record backlog at June 30, 2004. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we believe we have the opportunity to increase deliveries in 2004 to approximately 9,500 new homes, excluding 250 joint venture deliveries, and achieve homebuilding revenues of approximately $3.4 billion.

Homebuilding

Homebuilding pretax income for the 2004 second quarter increased 47 percent to $97.2 million from $66.1 million in the year earlier period. The increase in pretax income was driven by a 49 percent increase in homebuilding revenues and a 280 basis point improvement in our homebuilding gross margin percentage. These positive factors were partially offset by a $2.5 million decrease in joint venture income, a 60 basis point increase in our selling, general and administrative (“SG&A”) expense rate and a $10.2 million pretax charge in connection with the full redemption of our $100 million 8% Senior Notes due 2008 and our $150 million 8.5% Senior Notes due 2009.

For the six months ended June 30, 2004, homebuilding pretax income increased 58 percent to $166.2 million compared to $105.0 million in the year earlier period. This increase was primarily the result of a 43 percent increase in homebuilding revenues, a 300 basis point improvement in our homebuilding gross margin percentage and a $5.5 million increase in joint venture income. These increases were offset in part by an 80 basis point increase in our SG&A rate and the debt redemption charge noted above.

Homebuilding revenues for the 2004 second quarter increased 49 percent to $769.3 million from $515.2 million in the second quarter of last year. The increase in revenues was attributable to an 18 percent increase in new home deliveries (exclusive of joint ventures) combined with a 30 percent increase in our consolidated average home price to $382,000.

During the 2004 second quarter, we delivered 789 new homes in California (exclusive of joint ventures), a 51 percent increase over the 2003 second quarter. Including joint ventures, California deliveries were up 29 percent to 839 homes, which reflected strong housing market conditions throughout Southern California and improving market conditions in Northern California. Deliveries were up 9 percent in Southern California to 539 new homes (including 9 joint venture deliveries), while deliveries were up 94 percent in Northern California to 300 new homes (including 41 joint venture deliveries). In Florida where housing market conditions remain healthy, we delivered 463 new homes in the second quarter of 2004, including 67 homes from our recently acquired operations in Jacksonville. Although deliveries were down 13 percent year-over-year in Florida due primarily to the timing of new community openings and sales releases, deliveries for the full year are expected to be up over 25 percent. We delivered 351 homes during the second quarter in Phoenix, an 11 percent increase over the 2003 second quarter, reflective of strong housing demand in the nation’s second largest metropolitan housing market, combined with the opening of 13 new communities over the past three quarters. In the Carolinas, deliveries were off 4 percent to 127 new homes. New home deliveries were up 50 percent in Texas and up 28 percent in Colorado. While economic and housing market conditions remain weak in Texas, we have introduced a number of lower-priced new home projects resulting in an increase in absorption rates year-over-year. In Colorado, improving economic conditions, combined with a similar introduction of more affordable housing, have contributed to the increased level of new home deliveries.

Homebuilding revenues for the six months ended June 30, 2004, were up 43 percent to $1.3 billion compared to $914.9 million for the year earlier period. The increase in revenues was due to a 20 percent increase in new home deliveries (exclusive of joint ventures) to 3,650 homes combined with a 21 percent increase in our consolidated average home price to $356,000.

During the 2004 second quarter, our average home price was up 30 percent year-over-year to $382,000. The higher companywide average selling price was driven primarily by a 24 percent increase in our average home price in California to $634,000 (exclusive of joint ventures) and an increase in the percentage of deliveries from our California operations compared to the year earlier period. The higher average home price in California represented the impact of general price increases in the state and a change in mix during the 2004 second quarter compared to the prior year. Our average home price in Florida was $233,000, up 26 percent from the year ago period, which also reflects general price increases, a shift in mix and the addition of Jacksonville, which had an average home price in excess of $250,000. Our average home price in Arizona was up 4 percent to $192,000 and up 11 percent in the Carolinas to $148,000. Both changes are primarily the result of changes in our product mix. Our average home price in Texas was down 13 percent, reflecting our increasing emphasis on more affordable homes. For 2004, we expect that our companywide average home price will increase approximately 16 percent from the prior year to $355,000 as a result of higher average home prices in California and Florida, partially offset by lower average home prices in Texas and Colorado due to a shift to more affordable homes. We expect that our 2004 third quarter average home price will be approximately $345,000, while our fourth quarter average home price is expected to be approximately $360,000.

For the second quarter of 2004, our homebuilding gross margin was up 280 basis points year-over-year to 23.5 percent. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in California and Arizona. Our margins in Florida were generally in line with the year earlier period and reflect healthy housing market conditions in all eight of our regions in the state. Margins in Texas and Colorado, while improving, were still below our companywide average. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets during the past several quarters as a result of strong housing demand and improving margins in Arizona due to healthy demand for new homes combined with volume and cost efficiencies. To a lesser degree, our homebuilding gross margin percentage was favorably impacted by the reclassification of certain overhead expenses from cost of sales to SG&A beginning this year. The gross margins in our backlog are comparable to those generated in the second quarter of 2004.

For the six months ended June 30, 2004, our homebuilding gross margin percentage increased 300 basis points to 23.1 percent compared to 20.1 percent in the year earlier period. This increase was primarily the result of improved gross margins in California and Arizona. Our margins in Florida were generally consistent with the year earlier period.

Selling, general and administrative expenses (including corporate G&A) for the 2004 second quarter increased 60 basis points to 10.8 percent of homebuilding revenues compared to 10.2 percent last year. The increase in SG&A expenses as a percentage of homebuilding revenues was due to the reclassification of certain expenses from cost of sales to SG&A mentioned above. Excluding the impact of the reclassification, our SG&A rate would have been lower. We expect that our full-year SG&A rate for 2004 will be in the 10 percent range.

Consistent with our expectations, income from unconsolidated joint ventures was down $2.5 million for the 2004 second quarter to $11.4 million. The lower level of profits was driven by a decrease in the number of joint venture deliveries to 50 homes versus 125 homes last year, which was partially offset by an increase in income from venture land sales to other builders. For the six months ended June 30, 2004, income from unconsolidated joint ventures was up $5.5 million to $27.7 million and was driven by an increase in joint venture income from land sales to other homebuilders, which was partially offset by a decrease in joint venture deliveries to 138 homes versus 244 homes last year. For 2004, we expect to generate approximately $55 million in joint venture income from approximately 250 new home deliveries and venture land sales to other builders. This compares to $60.7 million in 2003 from 620 venture deliveries and builder land sales. The decrease in joint venture new home deliveries is a result of deploying a greater percentage of our joint venture investment capital into land development ventures versus homebuilding ventures.

New orders for the quarter increased 24 percent to a record 3,215 new homes (including 69 joint venture orders) on a 13 percent increase in average community count. Our cancellation rate for the second quarter of 2004 remained unchanged at 15 percent versus the year earlier period. Year-over-year sales were up in three of our four Southern California divisions. Sales were down in our Orange County division with fewer active selling communities and a difficult year-over-year comparison for two larger attractively priced attached products that sold out during the second quarter of 2004. In Northern California, new home orders were up 86 percent on a 32 percent increase in active selling communities, reflecting both stronger housing market conditions as well as the expansion of our geographic footprint including our entrance into Sacramento. The Northern California total for the 2004 second quarter includes 95 orders from 5 communities from our new Sacramento division. In Florida, orders were up 39 percent on a 53 percent higher community count. The lower sales rate per community during the quarter reflects a lack of inventory for sale due to stronger than anticipated absorption levels in previous periods. The total for the 2004 second quarter also includes 130 orders from 11 communities from Coppenbarger Homes in Jacksonville, which was acquired in October 2003. In Arizona, second quarter orders were up 19 percent year-over-year despite a 35 percent decline in the number of active selling communities. This resulted in an 83 percent increase on a same store basis, reflecting strong housing market conditions in Phoenix. Orders were up 1 percent in the Carolinas on a 10 percent higher community count, up 72 percent in Colorado on an 8 percent higher community count and up 38 percent in Texas on a 17 percent higher community count. In Texas, order levels still reflect the impact of generally weak economic conditions on the demand for new housing. Our improving order trends in Colorado reflect improving economic conditions, while order levels in the Carolinas, which are slightly lower then the year ago period on a same store basis, are running at about one home per week per community.

Order activity in July 2004 was mixed with the companywide total down approximately 25 percent for the first four reporting weeks compared with the same period last year. It should be noted, however, that we had a difficult comparison last year with July 2003 orders up 88 percent over July 2002. Order levels in Florida were up, while they were generally flat in the Carolinas and Texas. In Arizona, sales were down year-over-year in July impacted to some extent by a 39 percent reduction in new home communities, as well as a conscious decision by management to slow the release of new homes to better align sales with the closing of our backlog which is up 19 percent per project year over year and with our production capabilities that have been constrained by the record setting permit level in the greater Phoenix metropolitan area. Sales activity has also slowed in some of our California divisions, we believe reflecting, in large part, a low inventory of homes available for sale. In addition, in our Orange County division in Southern California in particular, we are sensing that some of the slowdown is due to the level of home price appreciation and negative press concerning interest rates. However, the underlying long-term economic and supply fundamentals remain strong in this market.

The record level of new home orders for the 2004 second quarter resulted in a record second quarter backlog of 6,752 presold homes (including 150 joint venture homes) valued at an estimated $2.4 billion (including $95 million of joint venture backlog), an increase of 60 percent from the June 30, 2003 backlog value.

We ended the 2004 second quarter with 157 active selling communities, a 10 percent increase over the year earlier period. The higher community count resulted from the opening of 49 new communities during the first half of 2004, including 25 new communities during the second quarter. We are planning to open 50 to 60 new communities during the balance of the year and are targeting a year-end community count of approximately 170 to 180 active subdivisions, approximately 16 percent higher than at the end of 2003.

Financial Services

During the three and six month periods ended June 30, 2004, our financial services subsidiary, which currently offers mortgage banking services to our homebuyers in California, Arizona, Texas, and in South Florida, generated a modest loss. The decline in earnings compared to prior year periods was a result of lower margins on loan sales and a decrease in capture rates, both of which are due to competitive pressures resulting from the significant reduction in mortgage refinance activity during the first half of the year due to higher mortgage interest rates, as well as the start up nature of our operations in these markets as we transition our mortgage operations in these markets from the joint venture structure to our wholly owned financial services subsidiary.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions that operate in conjunction with our homebuilding divisions in Arizona, Texas, Colorado, the Carolinas, and Tampa and Southwestern Florida, was down 2 percent to $721,000 in the quarter from the same period in the prior year. The lower level of income was primarily due to the decrease in activity in Arizona and Texas as we transition our mortgage lending activities to our wholly owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public note offerings and bank revolving credit facility, land option contracts, joint venture financings, land seller notes, assessment district bond financing, and through the sale of common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of company stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities, internally generated funds and a parent line of credit. Based on our current business plan and market conditions, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

During the six months ended June 30, 2004, our homebuilding debt increased by $118 million. These funds, in addition to cash generated from operations and cash balances available at the beginning of the period, were used to finance our $283 million increase in homebuilding assets as well as fund $23 million in stock repurchases during the period. We expect to further increase our net investment in homebuilding assets during the remainder of 2004 as we continue to pursue our growth initiatives.

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

In May 2004, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $560 million, extend the maturity date to May 2008 and revise certain financial and other covenants. In addition, the amended credit facility contains provisions allowing us, at our option, to increase the total aggregate commitment under the credit facility up to $750 million, subject to certain conditions, including the availability of additional bank lending commitments. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The credit facility contains financial covenants, including the following:

•	a covenant that, as of June 30, 2004, requires us to maintain not less than $817.2 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

›	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

›	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

›	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The facility also limits, among other things, our investments in joint ventures and the amount of dividends we can pay. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the credit facility and from other sources. At June 30, 2004, we had $51.5 million of borrowings outstanding and had issued approximately $66.9 million of letters of credit under this credit facility. As of June 30, 2004, we were in compliance with the covenants of this credit facility. Our ability to renew and extend this credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $140 million. One of the facilities provides $30 million in additional borrowing capacity between October 1, 2004 and February 28, 2005, providing for an aggregate commitment up to $170 million. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants and have current maturity dates ranging from April 25, 2005 to June 26, 2005. At June 30, 2004, we had approximately $45.3 million advanced under these mortgage credit facilities.

In March 2004, we issued $150 million of 5.125% Senior Notes at par that mature on April 1, 2009 (the “5.125% Senior Notes”) and $150 million of 6.25% Senior Notes at par that mature on April 1, 2014 (the “6.25% Senior Notes”). Net proceeds from these notes were approximately $297.2 million and were used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8.5% Senior Notes due 2009 with the balance used for general corporate purposes.

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

In March 2004, the Securities and Exchange Commission declared effective our $800 million universal shelf registration statement on Form S-3. The universal shelf permits us to issue from time to time common stock, preferred stock, debt securities and warrants. Currently, all $800 million of securities remain available for future issuance by us under this registration statement. We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case, we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or our interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financings are used to finance certain land acquisition and development costs. At June 30, 2004, we had approximately $40.1 million outstanding in trust deed and other notes payable, including CDD bonds.

We paid approximately $5.4 million, or $0.16 per common share, in dividends to our stockholders during the six months ended June 30, 2004. We expect that this dividend policy will continue, but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On July 27, 2004, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend will be paid on August 26, 2004 to stockholders of record on August 19, 2004.

During the six months ended June 30, 2004, we issued 229,392 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $3.8 million.

In May 2004, our Board of Directors authorized a new $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. During the quarter ended June 30, 2004, we repurchased an aggregate of 493,600 shares of common stock for approximately $22.8 million, of which approximately $7.9 million was repurchased pursuant to the new stock repurchase plan, leaving a balance of approximately $67.1 million for future share repurchases.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of June 30, 2004, we had cash deposits and letters of credit outstanding of approximately $54.0 million on land purchase contracts having a total remaining purchase price of approximately $675.9 million, of which approximately $131.7 million is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of June 30, 2004, we had cash deposits and letters of credit outstanding of approximately $30.3 million on option contracts having a total remaining purchase price of approximately $378.3 million, of which approximately $26.7 million is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At June 30, 2004, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $403.5 million that, in accordance with accounting principles generally accepted in the United States, are not recorded in our accompanying consolidated balance sheet. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of June 30, 2004, approximately $227.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of June 30, 2004, our joint ventures had approximately $213.3 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions we expect to materially affect our future liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the period ended June 30, 2004. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

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

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of June 30, 2004, Family Lending had approximately $117.8 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $92.5 million were hedged by forward sale commitments of mortgage-backed securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2004, we repurchased the following shares under our stock repurchase program (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
April 1, 2004 to April 30, 2004	—	—	—	—
May 1, 2004 to May 31, 2004	493,600	$46.26	493,600	$67,109
June 1, 2004 to June 30, 2004	—	—	—	—

Total	493,600	$46.26	493,600	$67,109

(1)	On May 12, 2004, our Board of Directors authorized a new $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

During the quarter ended June 30, 2004, we repurchased an aggregate of 323,200 shares of common stock under the previous stock repurchase plan for approximately $14.9 million. Through August 1, 2004, we had repurchased an aggregate of 170,400 shares of common stock under the new stock repurchase plan for approximately $7.9 million.

Except as set forth above, we have not repurchased any of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting held on May 12, 2004, Standard Pacific’s stockholders re-elected Andrew H. Parnes, James L. Doti and Frank E. O’Bryan as Class I directors. In addition, the term of office of the following Class II and III directors continued after the Annual Meeting: Stephen J. Scarborough, Douglas C. Jacobs, Larry D. McNabb, Michael C. Cortney, Ronald R. Foell and Jeffery V. Peterson. The stockholders also voted to approve the amendment and restatement of our 2000 Stock Incentive Plan. Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-votes
Election of Andrew H. Parnes	29,298,129	N/A	2,149,363	N/A

Election of James L. Doti	29,970,100	N/A	1,477,392	N/A

Election of Frank E. O’Bryan	30,028,165	N/A	1,419,327	N/A

Approval of Amended and Restated 2000 Stock Incentive Plan	23,289,969	2,745,678	108,205	5,303,640

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amended and Restated Revolving Credit Agreement dated as of May 12, 2004, among the Registrant; Bank of America, N.A.; Bank One, NA; Guaranty Bank; The Royal Bank of Scotland PLC; Washington Mutual Bank, FA; Credit Suisse First Boston, Cayman Islands Branch; PNC Bank, National Association; SunTrust Bank; AmSouth Bank; Bank of the West; Comercia Bank; KeyBank National Association; Union Bank of California, N.A.; US Bank National Association; Wells Fargo Bank, National Association; California Bank & Trust; and Compass Bank.

10.2	2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2004.

10.3	Amendment No. 1 to Westfield Homes Stock Purchase Agreement Dated June 1, 2004, by and among the Registrant, Westfield Homes USA, Inc., a wholly owned subsidiary of the Registrant, and the former shareholders of Westfield Homes USA, Inc.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

During the quarter ended June 30, 2004, we furnished the following current Reports on Form 8-K:

(i)	Form 8-K dated April 2, 2004, reporting the Registrant’s issuance of a press release announcing preliminary new home orders for the three month period ended March 31, 2004.

(ii)	Form 8-K dated April 28, 2004, reporting the Registrant’s issuance of a press release announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: August 5, 2004	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors
and Chief Executive Officer

Dated: August 5, 2004	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President - Finance and Chief Financial Officer