Form 10-Q
period 2004-09-30
STANDARD PACIFIC CORP /DE/
filed 2004-11-05
CIK 878560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to

Commission file number 033-45271

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at November 1, 2004: 33,431,491

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Homebuilding:
Revenues	$865,797	$623,936	$2,170,325	$1,538,866
Cost of sales	(666,727)	(488,653)	(1,669,309)	(1,219,360)

Gross margin	199,070	135,283	501,016	319,506

Selling, general and administrative expenses	(88,068)	(58,239)	(238,990)	(156,768)
Income from unconsolidated joint ventures	8,463	17,779	36,122	39,906
Interest expense	(1,801)	(1,662)	(5,413)	(5,149)
Other income (expense)	1,432	407	(7,426)	1,034

Homebuilding pretax income	119,096	93,568	285,309	198,529

Financial Services:
Revenues	3,956	2,746	7,885	10,038
Expenses	(3,258)	(2,482)	(8,460)	(6,634)
Income from unconsolidated joint ventures	463	864	1,920	2,253
Other income	104	106	309	210

Financial services pretax income	1,265	1,234	1,654	5,867

Income before taxes	120,361	94,802	286,963	204,396
Provision for income taxes	(45,767)	(36,905)	(109,982)	(79,747)

Net Income	$74,594	$57,897	$176,981	$124,649

Earnings Per Share:
Basic	$2.23	$1.78	$5.24	$3.85
Diluted	$2.16	$1.72	$5.08	$3.74

Weighted Average Common Shares Outstanding:
Basic	33,493,514	32,571,581	33,743,504	32,361,335
Diluted	34,552,045	33,589,951	34,846,091	33,337,208

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$10,145	$159,654
Mortgage notes receivable and accrued interest	253	7,171
Other notes and receivables	40,641	37,721
Inventories:
Owned	2,254,136	1,760,567
Not owned	267,984	128,453
Investments in and advances to unconsolidated joint ventures	169,584	164,649
Property and equipment, net	8,633	7,343
Deferred income taxes	26,382	26,361
Other assets	33,384	17,291
Goodwill	79,834	73,558

	2,890,976	2,382,768

Financial Services:
Cash and equivalents	7,324	10,829
Mortgage loans held for sale	69,149	64,043
Other assets	3,993	3,063

	80,466	77,935

Total Assets	$2,971,442	$2,460,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Accounts payable	$88,316	$77,837
Accrued liabilities	234,229	203,138
Liabilities from inventories not owned	35,566	19,615
Revolving credit facility	196,000	—
Trust deed and other notes payable	26,873	24,232
Senior notes payable	874,048	823,001
Senior subordinated notes payable	149,002	148,936

	1,604,034	1,296,759

Financial Services:
Accounts payable and other liabilities	2,360	1,694
Mortgage credit facilities	61,757	59,317

	64,117	61,011

Total Liabilities	1,668,151	1,357,770

Minority Interests	121,342	69,732

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,475,058 and 33,862,218 shares outstanding, respectively	335	339
Additional paid-in capital	415,037	435,164
Retained earnings	766,577	597,698

Total Stockholders' Equity	1,181,949	1,033,201

Total Liabilities and Stockholders' Equity	$2,971,442	$2,460,703

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$176,981	$124,649
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated joint ventures	(38,042)	(42,159)
Cash distributions of income from unconsolidated joint ventures	52,426	30,664
Depreciation and amortization	2,922	2,585
Loss on early extinguishment of debt	10,154	—
Amortization of stock-based compensation	4,310	—
Changes in cash and equivalents due to:
Mortgages, other notes and receivables	(931)	48,678
Inventories - owned	(426,938)	(300,763)
Inventories - not owned	(68,846)	35,497
Deferred income taxes	(21)	1,063
Other assets	(13,954)	12,526
Accounts payable	8,986	1,389
Accrued liabilities	34,727	33,886
Liabilities from inventories not owned	(3,958)	(31,478)

Net cash used in operating activities	(262,184)	(83,463)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(25,078)	(8,330)
Investments in and advances to unconsolidated homebuilding joint ventures	(97,306)	(73,682)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	63,726	48,612
Net additions to property and equipment	(4,403)	(2,110)

Net cash used in investing activities	(63,061)	(35,510)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	196,000	—
Principal payments on trust deed and other notes payable	(28,708)	(14,855)
Redemption of senior notes payable	(259,045)	—
Proceeds from the issuance of senior notes payable	297,240	444,669
Net proceeds from (payments on) mortgage credit facilities	2,440	(59,878)
Dividends paid	(8,102)	(7,767)
Repurchase of common stock	(33,182)	(1,608)
Proceeds from the exercise of stock options	5,588	7,152

Net cash provided by financing activities	172,231	367,713

Net increase (decrease) in cash and equivalents	(153,014)	248,740
Cash and equivalents at beginning of period	170,483	27,651

Cash and equivalents at end of period	$17,469	$276,391

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$52,174	$45,274
Income taxes	126,613	76,543

Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$29,859	$16,606
Inventory received as distributions from unconsolidated homebuilding joint ventures	13,960	17,768
Deferred purchase price recorded in connection with acquisitions	3,664	2,876
Expenses capitalized in connection with the issuance of senior notes payable	2,760	4,257
Income tax benefit credited in connection with the exercise of stock options	3,153	2,356
Inventories not owned	70,685	34,228
Liabilities from inventories not owned	19,909	3,908
Minority interests	50,776	30,320

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2004, and the results of operations and cash flows for the periods presented.

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

	Three Months Ended September 30,
	2004			2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)

Basic earnings per share	$74,594	33,493,514	$2.23	$57,897	32,571,581	$1.78
Effect of dilutive stock options	—	1,058,531		—	1,018,370

Diluted earnings per share	$74,594	34,552,045	$2.16	$57,897	33,589,951	$1.72

	Nine Months Ended September 30,
	2004			2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)

Basic earnings per share	$176,981	33,743,504	$5.24	$124,649	32,361,335	$3.85
Effect of dilutive stock options	—	1,102,587		—	975,873

Diluted earnings per share	$176,981	34,846,091	$5.08	$124,649	33,337,208	$3.74

4.	Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)

Net income, as reported	$74,594	$57,897	$176,981	$124,649
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	1,146	—	2,658	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,540)	(1,054)	(3,866)	(2,418)

Net income, as adjusted	$74,200	$56,843	$175,773	$122,231

Earnings per share:
Basic—as reported	$2.23	$1.78	$5.24	$3.85
Basic—as adjusted	$2.22	$1.75	$5.21	$3.78
Diluted—as reported	$2.16	$1.72	$5.08	$3.74
Diluted—as adjusted	$2.14	$1.69	$5.04	$3.67

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

On January 29, 2004 (the “Grant Date”), the Compensation Committee of our Board of Directors granted to each executive officer a performance share award under our 2000 Stock Incentive Plan. Performance share awards will result in the issuance of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a targeted return on equity for fiscal year 2004 and the Compensation Committee’s subjective evaluation of management’s effectiveness during such period. Shares, if any, will be issued to each executive on the eleventh business day after our Board of Directors approves the financial statements for the year ended December 31, 2004. One-third of the Shares issued will vest one year after the Grant Date with an additional one-third vesting on each of the next two anniversaries of the Grant Date if the executive remains an employee through the vesting dates. The targeted aggregate number of Shares to be issued pursuant to these awards is 162,000 with the maximum number of Shares that may be issued under the awards totaling 234,900. We account for compensation expense related to these awards on a straight-line basis in accordance with SFAS 123. Compensation expense recognized related to these awards during the three and nine months ended September 30, 2004 totaled approximately $623,000 and $1,660,000, respectively. Shares potentially issuable pursuant to the performance share awards were not included as common stock equivalents for earnings per share purposes for the three and nine months ended September 30, 2004, since all necessary conditions to the issuance of Shares had not been achieved by the end of the reporting periods.

5.	Inventories

Inventories consisted of the following at:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,041,770	$1,054,887
Homes completed and under construction	1,078,660	600,580
Model homes	133,706	105,100

Total inventories owned	$2,254,136	$1,760,567

Inventories not owned:
Land purchase and land option deposits	$111,910	$39,106
Variable interest entities, net of deposits	152,204	82,232
Other land option contracts, net of deposits	3,870	7,115

Total inventories not owned	$267,984	$128,453

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

At September 30, 2004 and December 31, 2003, we consolidated 15 and 7 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $19.5 million and $3.8 million, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our condensed consolidated balance sheets at September 30, 2004 and December 31, 2003, were inventories not owned related to these VIEs of approximately $171.7 million and $86.0 million (which includes $19.5 million and $3.8 million in deposits), liabilities from inventories not owned of approximately $31.7 million and $12.5 million, and minority interests of approximately $120.5 million and $69.7 million, respectively. These amounts were recorded based on their estimated fair values upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

6.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Total homebuilding interest incurred	$22,779	$20,037	$66,133	$54,902
Less: Homebuilding interest capitalized to inventories owned	(20,978)	(18,375)	(60,720)	(49,753)

Homebuilding interest expense	$1,801	$1,662	$5,413	$5,149

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$15,356	$18,686	$38,532	$42,795

Homebuilding interest capitalized in ending inventories owned			$60,626	$38,818

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

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets:
Cash	$37,884	$40,230
Inventories	1,026,156	733,485
Other assets	9,324	28,736

Total assets	$1,073,364	$802,451

Liabilities and Equity:
Accounts payable and accrued liabilities	$100,943	$64,138
Construction loans and trust deed notes payable	471,354	292,679
Equity	501,067	445,634

Total liabilities and equity	$1,073,364	$802,451

Our share of equity shown above was approximately $168.0 million and $154.4 million at September 30, 2004 and December 31, 2003, respectively. Additionally, as of September 30, 2004 and December 31, 2003, we had advances outstanding of approximately $1.6 million and $10.2 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$54,095	$113,158	$192,330	$309,983
Cost of sales and expenses	(41,328)	(70,938)	(129,417)	(216,077)

Net income	$12,767	$42,220	$62,913	$93,906

Income from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

8.	Acquisition

In August 2004, we acquired Kemmerly Homes, a homebuilder in the Tucson, Arizona area. Kemmerly Homes has been in business since 1993 and currently owns or controls approximately 1,700 buildable lots. In addition, we acquired a backlog of 83 presold homes. This all-cash transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

9.	Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our accrued warranty reserve are detailed in the table set forth below:

Nine months ended September 30, 2004
(Dollars in thousands)
Accrued warranty reserve, beginning of the period	$23,522
Warranty costs accrued during the period	8,164
Warranty costs paid during the period	(8,147)

Accrued warranty reserve, end of the period	$23,539

10.	Senior Notes

In March 2004, we issued $150 million of 5.125% Senior Notes that mature on April 1, 2009 (the “5.125% Senior Notes”) and $150 million of 6.25% Senior Notes that mature on April 1, 2014 (the “6.25% Senior Notes”). These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, with the initial payments made on October 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $297.2 million, and $259.0 million was used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8.5% Senior Notes due 2009 with the balance used for general corporate purposes. In connection with the redemptions, we incurred a pretax charge of approximately $10.2 million. This charge includes the redemption premium paid to the holders of the notes and the expensing of other transaction related costs, including writing off the remaining unamortized bond discounts.

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

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of September 30, 2004, we had cash deposits of approximately $91.4 million on land purchase contracts having a total remaining purchase price of $636.1 million. Approximately $106.4 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of September 30, 2004, we had cash deposits and letters of credit outstanding of approximately $28.2 million on option contracts having a total remaining purchase price of approximately $313.7 million. Approximately $30.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2004, our unconsolidated joint ventures had borrowings outstanding of approximately $471.4 million. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of September 30, 2004, approximately $288.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of September 30, 2004, there were approximately $229.7 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $76.3 million at September 30, 2004, and carried a weighted average interest rate of approximately 5.5 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of September 30, 2004, Family Lending had approximately $118.7 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $98.3 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of September 30, 2004, Family Lending held approximately $5.5 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Percent Change	2004	2003	Percent Change
	(Dollars in thousands)
Homebuilding:
Revenues	$865,797	$623,936	39%	$2,170,325	$1,538,866	41%
Cost of sales	(666,727)	(488,653)	36%	(1,669,309)	(1,219,360)	37%

Gross margin	199,070	135,283	47%	501,016	319,506	57%

Gross margin percentage	23.0%	21.7%		23.1%	20.8%

Selling, general and administrative expenses	(88,068)	(58,239)	51%	(238,990)	(156,768)	52%
Income from unconsolidated joint ventures	8,463	17,779	(52)%	36,122	39,906	(9)%
Interest expense	(1,801)	(1,662)	8%	(5,413)	(5,149)	5%
Other income (expense)	1,432	407	252%	(7,426)	1,034	(818)%

Homebuilding pretax income	119,096	93,568	27%	285,309	198,529	44%

Financial Services:
Revenues	3,956	2,746	44%	7,885	10,038	(21)%
Expenses	(3,258)	(2,482)	31%	(8,460)	(6,634)	28%
Income from unconsolidated joint ventures	463	864	(46)%	1,920	2,253	(15)%
Other income	104	106	(2)%	309	210	47%

Financial services pretax income	1,265	1,234	3%	1,654	5,867	(72)%

Income before taxes	120,361	94,802	27%	286,963	204,396	40%
Provision for income taxes	(45,767)	(36,905)	24%	(109,982)	(79,747)	38%

Net Income	$74,594	$57,897	29%	$176,981	$124,649	42%

Earnings Per Share:
Basic	$2.23	$1.78		$5.24	$3.85
Diluted	$2.16	$1.72		$5.08	$3.74

Net cash provided by (used in) operating activities	$(92,654)	$69,601		$(262,184)	$(83,463)

Net cash provided by (used in) investing activities	$(39,630)	$(18,042)		$(63,061)	$(35,510)

Net cash provided by (used in) financing activities	$130,586	$127,661		$172,231	$367,713

Adjusted Homebuilding EBITDA (1)	$151,689	$105,270		$352,763	$239,787

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) material noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

The tables set forth below reconcile net cash provided by (used in) operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Net cash provided by (used in) operating activities	$(92,654)	$69,601	$(262,184)	$(83,463)
Add:
Income taxes	45,767	36,905	109,982	79,747
Homebuilding interest expense	1,801	1,662	5,413	5,149
Expensing of previously capitalized interest included in cost of sales	15,356	18,686	38,532	42,795
Less:
Income (loss) from financial services subsidiary	698	264	(575)	3,404
Depreciation and amortization from financial services subsidiary	126	83	336	239
Loss on early extinguishment of debt	—	—	10,154	—

Net changes in operating assets and liabilities:
Mortgages, other notes and receivables	17,511	(16,676)	931	(48,678)
Inventories-owned	168,124	22,743	426,938	300,763
Inventories-not owned	35,406	(3,124)	68,846	(35,497)
Deferred income taxes	(2,072)	4,099	21	(1,063)
Other assets	(1,120)	(4,332)	13,954	(12,526)
Accounts payable	(18,395)	(4,066)	(8,986)	(1,389)
Accrued liabilities	(17,211)	(29,766)	(34,727)	(33,886)
Liabilities from inventories not owned	—	9,885	3,958	31,478

Adjusted Homebuilding EBITDA	$151,689	$105,270	$352,763	$239,787

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Net income	$74,594	$57,897	$176,981	$124,649
Add:
Cash distributions of income from unconsolidated joint ventures	21,276	8,219	52,426	30,664
Income taxes	45,767	36,905	109,982	79,747
Homebuilding interest expense	1,801	1,662	5,413	5,149
Expensing of previously capitalized interest included in cost of sales	15,356	18,686	38,532	42,795
Homebuilding depreciation and amortization	670	808	2,586	2,346
Amortization of stock-based compensation	1,849	—	4,310	—
Less:
Income from unconsolidated joint ventures	8,926	18,643	38,042	42,159
Income (loss) from financial services subsidiary	698	264	(575)	3,404

Adjusted Homebuilding EBITDA	$151,689	$105,270	$352,763	$239,787

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
New homes delivered:
Southern California	552	617	1,424	1,356
Northern California	312	111	753	352

Total California	864	728	2,177	1,708

Florida	605	584	1,461	1,430
Arizona	408	452	1,241	1,095
Carolinas	130	141	335	380
Texas	172	116	448	345
Colorado	120	59	287	170

Consolidated total	2,299	2,080	5,949	5,128

Unconsolidated joint ventures(1):
Southern California	—	110	78	301
Northern California	53	54	113	107
Arizona	1	—	1	—

Total unconsolidated joint ventures	54	164	192	408

Total (including joint ventures)(1)	2,353	2,244	6,141	5,536

Average selling prices of homes delivered:
California (excluding joint ventures)	$651,000	$500,000	$628,000	$505,000
Florida	$217,000	$182,000	$221,000	$182,000
Arizona	$177,000	$178,000	$184,000	$179,000
Carolinas	$160,000	$138,000	$149,000	$136,000
Texas	$233,000	$265,000	$240,000	$270,000
Colorado	$299,000	$307,000	$298,000	$309,000
Consolidated (excluding joint ventures)	$376,000	$298,000	$363,000	$296,000
Unconsolidated joint ventures(1)	$695,000	$545,000	$644,000	$544,000
Total (including joint ventures)(1)	$383,000	$316,000	$372,000	$314,000

Net new orders:
Southern California	381	382	1,595	1,466
Northern California	322	295	1,127	626

Total California	703	677	2,722	2,092

Florida	710	464	2,680	1,937
Arizona	603	546	1,686	1,474
Carolinas	137	120	441	429
Texas	155	120	490	366
Colorado	105	88	377	258

Consolidated total	2,413	2,015	8,396	6,556

Unconsolidated joint ventures(1):
Southern California	5	59	19	275
Northern California	53	74	161	193
Arizona	3	—	3	—

Total unconsolidated joint ventures	61	133	183	468

Total (including joint ventures)(1)	2,474	2,148	8,579	7,024

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average number of selling communities during the period:
Southern California	25	18	24	21
Northern California	18	17	21	14

Total California	43	35	45	35

Florida	51	30	48	30
Arizona	16	19	17	21
Carolinas	14	8	12	9
Texas	21	18	21	20
Colorado	14	12	13	12

Consolidated total	159	122	156	127

Unconsolidated joint ventures(1):
Southern California	1	3	1	4
Northern California	4	5	3	5
Arizona	1	—	1	—

Total unconsolidated joint ventures	6	8	5	9

Total (including joint ventures)(1)	165	130	161	136

	At September 30,
	2004	2003
Backlog (in homes):
Southern California	1,055	966
Northern California	857	431

Total California	1,912	1,397

Florida	2,949	1,541
Arizona	1,279	946
Carolinas	171	130
Texas	226	167
Colorado	261	176

Consolidated total	6,798	4,357

Unconsolidated joint ventures (1):
Southern California	24	198
Northern California	131	129
Arizona	3	—

Total unconsolidated joint ventures	158	327

Total (including joint ventures)(1)	6,956	4,684

Backlog (estimated dollar value in thousands):
Consolidated total	$2,246,764	$1,389,030
Unconsolidated joint ventures(1)	104,909	167,429

Total (including joint ventures)(1)	$2,351,673	$1,556,459

Building sites owned or controlled:
Southern California	12,513	9,126
Northern California	5,225	3,589

Total California	17,738	12,715

Florida	14,680	11,827
Arizona	9,195	5,013
Carolinas	4,200	3,234
Texas	3,065	3,095
Colorado	1,827	1,622

Total (including joint ventures)	50,705	37,506

Total building sites owned	25,693	19,469
Total building sites optioned or subject to contract	17,089	11,890
Total joint venture lots	7,923	6,147

Total (including joint ventures)	50,705	37,506

Completed and unsold homes	139	80

Homes under construction	6,366	4,197

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

Three and Nine Month Periods Ended September 30, 2004 Compared to Three and Nine Month Periods Ended September 30, 2003

Overview

Net income for the 2004 third quarter increased 29 percent to $74.6 million, or $2.16 per diluted share, compared to $57.9 million, or $1.72 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 27 percent increase in homebuilding pretax income to $119.1 million and a 90 basis point decrease in our effective tax rate. For the nine months ended September 30, 2004, net income increased 42 percent to $177.0 million, or $5.08 per diluted share, compared to $124.6 million, or $3.74 per diluted share, for the year earlier period. The increase in net income for the nine month period was driven by a 44 percent increase in homebuilding pretax income to $285.3 million and a 70 basis point decrease in our effective tax rate, which were offset in part by a decrease in financial services pretax income.

For the twelve-month period ended September 30, 2004, our return on average stockholders’ equity was 24.2 percent, which represents a 230 basis point improvement over the year earlier period. We are focused on generating strong financial returns including our return on average stockholders’ equity. Investors also frequently use these financial measurements as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization.

Results of operations for the three and nine months ended September 30, 2004, include the results of our new Sacramento, California and Jacksonville, Florida operations acquired during the fourth quarter of 2003 and our new Tucson, Arizona operations acquired during the third quarter of 2004.

The significant increase in homebuilding pretax earnings reflected the impact on our business of a number of positive economic factors and demographic trends combined with the positive results from our growth initiatives in our existing markets and expansion into new geographic markets over the past six years. Historically low mortgage interest rates combined with steady employment levels in most of our larger markets helped drive demand for new housing. Demand for new homes was also supported by a number of positive demographic factors such as the aging baby boomers who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, we experienced growing constraints on the availability of buildable land in many of our markets, which also contributed to increasing home prices.

Our outlook for 2004 reflects our strong operating results to date combined with our record backlog at September 30, 2004. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we are targeting 9,025 new home deliveries, excluding 250 joint venture deliveries, and homebuilding revenues of approximately $3.3 billion for 2004.

Homebuilding

Homebuilding pretax income for the 2004 third quarter increased 27 percent to $119.1 million from $93.6 million in the year earlier period. The increase in pretax income was driven by a 39 percent increase in homebuilding revenues and a 130 basis point improvement in our homebuilding gross margin percentage. These positive factors were partially offset by a $9.3 million decrease in homebuilding joint venture income and a 90 basis point increase in our selling, general and administrative expense (“SG&A”) rate.

For the nine months ended September 30, 2004, homebuilding pretax income increased 44 percent to $285.3 million compared to $198.5 million in the year earlier period. This increase was primarily the result of a 41 percent increase in homebuilding revenues and a 230 basis point improvement in our homebuilding gross margin percentage. These increases were offset in part by an 80 basis point increase in our SG&A rate and a $10.2 million pretax charge recorded in the second quarter of 2004 in connection with the full redemption of our $100 million 8% Senior Notes due 2008 and our $150 million 8.5% Senior Notes due 2009.

Homebuilding revenues for the 2004 third quarter increased 39 percent to $865.8 million from $623.9 million last year. The increase in revenues was attributable to an 11 percent increase in new home deliveries (exclusive of joint ventures) combined with a 26 percent increase in our consolidated average home price to $376,000.

During the 2004 third quarter, we delivered 864 new homes in California (exclusive of joint ventures), a 19 percent increase over the 2003 third quarter. Including joint ventures, California deliveries were up 3 percent to 917 homes. Deliveries were off 24 percent in Southern California to 552 new homes, which included no joint venture deliveries this year versus 110 last year, while deliveries were up 121 percent in Northern California to 365 new homes (including 50 homes from our new operations in Sacramento and 53 joint venture deliveries). In Florida, housing market conditions remained healthy but our ability to deliver homes was impacted by the series of severe hurricanes that hit the state of Florida during the third quarter. The hurricanes resulted in a delay in the delivery of approximately 200 homes in Florida for the third quarter of 2004. Nevertheless, we delivered 605 new homes in the third quarter of 2004, up 4 percent over the year earlier period, including 89 homes from our new operations in Jacksonville. In Arizona, we delivered 409 homes (including 8 homes from our new Tucson division, which includes 1 joint venture delivery) during the third quarter of 2004, down 10 percent from the 2003 third quarter reflecting the timing of new home deliveries during the year including a more even distribution of deliveries over the full year. In the Carolinas, deliveries were off 8 percent to 130 new homes. This region was also impacted by the severe weather from the unusually high level of hurricane activity, which resulted in the delay of approximately 60 homes in the region during the quarter. New home deliveries were up 48 percent to 172 homes in Texas and up 103 percent to 120 homes in Colorado. While economic and housing market conditions remain weak in Texas, we have successfully introduced a number of lower-priced new home projects resulting in an increase in absorption rates year-over-year. In Colorado, gradually improving economic conditions, combined with a similar introduction of more affordable housing, have contributed to the increased level of new home deliveries.

Homebuilding revenues for the nine months ended September 30, 2004, were up 41 percent to $2.2 billion compared to $1.5 billion for the year earlier period. The increase in revenues was due to a 16 percent increase in new home deliveries (exclusive of joint ventures) to 5,949 homes combined with a 23 percent increase in our consolidated average home price to $363,000.

During the 2004 third quarter, our average home price was up 26 percent year-over-year to $376,000. The higher selling price was driven primarily by a 30 percent increase in our average price in California to $651,000 (exclusive of joint ventures) and from an increase in the percentage of deliveries from our California operations compared to the year earlier period. The higher price in California represents the impact of general price increases experienced in the state and a change in mix during the 2004 third quarter compared to the prior year. Our average price in Florida was $217,000, up 19 percent from the year ago period, which also reflects general price increases, a shift in mix, and the addition of Jacksonville, which had an average home price of $240,000. Our average price in Arizona was down 1 percent to $177,000 and up 16 percent in the Carolinas to $160,000. Both changes were primarily the result of shifts in our product mix. Our average prices in Texas and Colorado were down 12 percent and 3 percent, respectively, reflecting our increasing emphasis on more affordable homes in these regions. For the full year, we expect that our average home price will increase approximately 20 percent from the prior year to $365,000 as a result of higher average prices in California and Florida, partially offset by lower average prices in Texas and Colorado due to a shift to more affordable homes. We expect that our 2004 fourth quarter average home price will be approximately $370,000.

Our homebuilding gross margin percentage for the 2004 third quarter was up 130 basis points year-over-year to 23.0 percent. The increase in our gross margin percentage was driven primarily by higher margins year-over-year in California and Arizona. Our margins in Florida were generally in line with the year earlier period (despite some hurricane related costs) and reflect healthy housing market conditions in all eight of our regions in the state. Margins in Texas and Colorado, while improving, were still below our company-wide average. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets during the past several quarters as a result of strong housing demand and improving margins in Arizona due to healthy demand for new homes combined with volume and cost efficiencies. These increases were offset in part by higher material and land costs. In addition, our homebuilding gross margin percentage was favorably impacted by the reclassification of certain expenses from cost of sales to SG&A beginning this year. The gross margins in our backlog are modestly higher than those generated in the third quarter of 2004.

For the nine months ended September 30, 2004, our homebuilding gross margin percentage increased 230 basis points to 23.1 percent compared to 20.8 percent in the year earlier period. This increase was primarily the result of improved gross margins in California and Arizona. Our margins in Florida were generally consistent with the year earlier period.

Selling, general and administrative expenses (including corporate G&A) for the 2004 third quarter increased 90 basis points to 10.2 percent of homebuilding revenues compared to 9.3 percent last year. The increase in SG&A expenses as a percentage of homebuilding revenues was due to the reclassification of certain expenses from cost of sales to SG&A discussed above. Excluding the impact of the reclassification, our SG&A rate would have been lower year over year. We expect that our full-year SG&A rate for 2004 will be in the low 10 percent range.

Consistent with our expectations, income from unconsolidated joint ventures was down $9.3 million for the 2004 third quarter to $8.5 million. The lower level of profits was driven by a decrease in the number of joint venture deliveries to 54 homes versus 164 homes last year, combined with a slight decrease in joint venture income from land sales to other homebuilders. For the nine months ended September 30, 2004, income from unconsolidated joint ventures was down $3.8 million to $36.1 million and was driven by a decrease in joint venture deliveries to 192 homes versus 408 homes last year, which was partially offset by an increase in joint venture income from land sales to other homebuilders. For the full year, we expect to generate approximately $47 million in joint venture income from approximately 250 new home deliveries as well as profits from joint venture land sales to other builders. The $47 million projected total reflects an

$8 million downward revision from the previous quarter due to a delay in certain land sales from our Talega joint venture until next year. The decline in joint venture home deliveries is a result of a strategic decision by us to shift more of our joint venture investment capital to land development opportunities versus homebuilding joint ventures.

New orders for the 2004 third quarter increased 15 percent to a record 2,474 new homes (including 61 joint venture orders) on a 27 percent increase in average community count. Our cancellation rate for the quarter declined to 18 percent from 20 percent in the year earlier period. In Southern California, net new home orders were down 12 percent on a 24 percent higher community count for the quarter due primarily to slower sales resulting in large part from significant price appreciation over the past few years. Over time, we expect absorption rates to return to a more normalized pace in Southern California, and our guidance for the coming year reflects this expectation. In Northern California, new home orders continued to reflect healthy demand for new homes and were up slightly over the year earlier period on the same number of active selling communities. The Northern California total for the 2004 third quarter includes 89 orders from 4 communities from our new Sacramento division. In Florida, orders were up 53 percent on a 70 percent higher community count despite the record hurricane activity during the quarter. The lower sales rate per community in Florida during the quarter also reflects a conscious decision by us to reduce the number of new homes available for sale due to the strong backlog levels in our Florida markets. We are generally experiencing strong demand for new housing throughout our Florida markets. The total for the 2004 third quarter also includes 76 orders from 13 communities from Coppenbarger Homes in Jacksonville, which was acquired in October 2003. In Arizona, third quarter orders were up 11 percent year-over-year notwithstanding an 11 percent decline in the number of active selling communities. While housing demand in Arizona continued to be strong, we have been regulating the release of new homes for sale in Phoenix to maximize gross margins and to better align sales with our backlog and production capabilities that have been constrained by the record setting permit level in the greater Phoenix metropolitan area. The Arizona total for the third quarter of 2004 also includes 46 orders from 5 communities from our new Tucson division, which we acquired in August 2004. Orders were up 14 percent in the Carolinas on a 75 percent higher community count reflecting mixed economic conditions. Orders were up 19 percent in Colorado on a 17 percent higher community count and up 29 percent in Texas on a 17 percent higher community count. In Texas, order levels still reflect the impact of generally sluggish economic conditions on the demand for new housing while our positive order trends in Colorado reflect gradually improving economic conditions.

The record level of new home orders for the 2004 third quarter resulted in a record third quarter backlog of 6,956 presold homes (including 158 joint venture homes) valued at an estimated $2.4 billion (including $105 million of joint venture backlog), an increase of 51 percent from the September 30, 2003 backlog value.

We ended the quarter with 168 active selling communities, a 31 percent increase over the year earlier period. The higher community count resulted from the opening of 74 new communities during the first three quarters of 2004 (compared to 50 during the same time last year) including 25 new communities during the third quarter. We are planning to open approximately 20 new communities during the balance of the year and are targeting a year-end community count of approximately 170 to 180 active subdivisions, approximately 16 percent higher than at the end of 2003.

Financial Services

During the three and nine month periods ended September 30, 2004, we generated a modest profit from our financial services subsidiary, which currently offers mortgage banking services to our homebuyers in California, Arizona, Texas and South Florida. The operating results continue to reflect tight margins on loan sales and lower capture rates due to competitive pressures resulting from the significant reduction in mortgage refinance activity during the first three quarters of the year as well as the start-up nature of our operations in Arizona and Texas. Earlier this year, we began to transition our mortgage operations in Arizona and Texas from the joint venture structure to our wholly owned financial services subsidiary.

Financial services joint venture income for the third quarter of 2004, which is derived from mortgage banking joint ventures with third party financial institutions and currently operates in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa and Southwestern Florida, was down 46 percent to $463,000 compared to the year earlier period. The lower level of income was primarily due to the decrease in business in Arizona and Texas as we transition our mortgage lending activities to our wholly owned financial services subsidiary.

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

During the nine months ended September 30, 2004, our homebuilding debt increased by approximately $250 million. These funds, in addition to cash generated from operations and cash balances available at the beginning of the period, were used to finance our $508 million increase in homebuilding assets as well as fund $33 million in stock repurchases during the period. While we expect a temporary decrease in our net investment in homebuilding assets during the 2004 fourth quarter due to the expected record fourth quarter deliveries, we expect to further increase our net investment in homebuilding assets in 2005 as we continue to pursue our growth initiatives.

An important focus of management is controlling our leverage. Careful consideration is given to balancing our desire to further our strategic growth initiatives while maintaining a proper balance of our debt levels relative to our stockholders’ equity. Our leverage has generally fluctuated over the past several years in the range of 45 percent to 55 percent (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of acquisitions. In general, our borrowings increase during the first three quarters of the year and decrease in the fourth quarter as a result of higher deliveries in the latter portion of the year.

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

The credit facility contains financial covenants, including the following:

•	a covenant that, as of September 30, 2004, requires us to maintain not less than $854.5 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

•	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The facility also limits, among other things, our investments in joint ventures and the amount of dividends we can pay. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the credit facility and from other sources. At September 30, 2004, we had $196.0 million of borrowings outstanding and had issued approximately $64.5 million of letters of credit under this credit facility. As of September 30, 2004, we were in compliance with the covenants of this credit facility. Our ability to renew and extend this credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $140 million. One of the facilities provides $30 million in additional borrowing capacity between October 1, 2004 and February 28, 2005, providing for an aggregate commitment up to $170 million. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants and have current maturity dates ranging from April 25, 2005 to June 26, 2005. At September 30, 2004, we had approximately $61.8 million advanced under these mortgage credit facilities.

In March 2004, we issued $150 million of 5.125% Senior Notes at par that mature on April 1, 2009 (the “5.125% Senior Notes”) and $150 million of 6.25% Senior Notes at par that mature on April 1, 2014 (the “6.25% Senior Notes”). Net proceeds from these notes were approximately $297.2 million, and $259.0 million was used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8.5% Senior Notes due 2009 with the balance used for general corporate purposes.

Pursuant to the terms of the 5.125% and 6.25% Senior Notes and our other outstanding public senior and senior subordinated notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants that, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

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

From time to time, purchase money mortgage financing and community development district (“CDD”) or similar bond financings are used to finance certain land acquisition and development costs. At September 30, 2004, we had approximately $26.9 million outstanding in trust deed and other notes payable, including CDD bonds.

We paid approximately $8.1 million, or $0.24 per common share, in dividends to our stockholders during the nine months ended September 30, 2004. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On October 26, 2004, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend will be paid on November 26, 2004 to stockholders of record on November 12, 2004.

During the nine months ended September 30, 2004, we issued 326,440 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $5.6 million.

In May 2004, our Board of Directors authorized a new $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2004 through November 1, 2004, we have repurchased 758,600 shares of common stock for approximately $35.4 million, of which approximately $20.5 million was repurchased pursuant to the new stock repurchase plan, leaving a balance of approximately $54.5 million for future share repurchases.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of September 30, 2004, we had cash deposits of approximately $91.4 million on land purchase contracts having a total remaining purchase price of approximately $636.1 million. Approximately $106.4 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of September 30, 2004, we had cash deposits and letters of credit outstanding of approximately $28.2 million on option contracts having a total remaining purchase price of approximately $313.7 million. Approximately $30.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At September 30, 2004, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $471.4 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of September 30, 2004, approximately $288.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of September 30, 2004, our joint ventures had approximately $229.7 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions we expect to materially affect our future liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the period ended September 30, 2004. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

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

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from secondary market investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of September 30, 2004, Family Lending had approximately $118.7 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $98.3 million were hedged by forward sale commitments of mortgage-backed securities.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	the impact of demographic trends and supply constraints on the demand for and supply of housing;

•	our focus on generating strong financial returns;

•	expected deliveries and revenues;

•	our outlook and expected deliveries and revenues;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes, the estimated sales value of our backlog and the estimated margins in our backlog;

•	expected new community openings and active communities;

•	our expected average sales prices and shift to more affordable homes in selected markets;

•	our expected SG&A rate;

•	expected joint venture income, deliveries and land sales;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources and ability to access additional capital;

•	fluctuations in our net investment in homebuilding assets;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	expected common stock dividends;

•	our exposure to loss with respect to optioned property and the extent of our liability for VIE obligations;

•	our expectation that our material commitments and off-balance sheet financing arrangements will not materially affect our liquidity;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls; and

•	the potential value of and expense related to stock option grants.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, we repurchased the following shares under our stock repurchase program (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
July 1, 2004 to July 31, 2004	—	—	—	—
August 1, 2004 to August 31, 2004	220,000	$47.04	220,000	$56,760
September 1, 2004 to September 30, 2004	—	—	—	—

Total	220,000	$47.04	220,000	$56,760

(1)	On May 12, 2004, our Board of Directors authorized a new $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

During the quarter ended September 30, 2004, we repurchased pursuant to open market purchases an aggregate of 220,000 shares of common stock under the new stock repurchase plan for approximately $10.3 million. Through November 1, 2004, we had repurchased an aggregate of 435,400 shares of common stock under the new stock repurchase plan for approximately $20.5 million.

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

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 3, 2004	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors
and Chief Executive Officer

Dated: November 3, 2004	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President - Finance
and Chief Financial Officer