Form 10-K
period 2004-12-31
STANDARD PACIFIC CORP /DE/
filed 2005-02-28
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(949) 789-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value (and accompanying Preferred Share Purchase Rights)	New York Stock Exchange and Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,682,504,435.

As of February 22, 2005, there were 33,812,268 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1. BUSINESS

We are a leading geographically diversified builder of single-family attached and detached homes. We construct homes within a wide range of price and size targeting a broad range of homebuyers. We have operations in major metropolitan areas in California, Texas, Arizona, Colorado, Florida and the Carolinas and have built homes for more than 70,000 families during our 39-year history. We embarked upon a geographic expansion plan six years ago and since that time have entered 17 new markets. We currently build and sell homes in the following market areas:

Markets	Year Entered
Orange County, California	1966
San Francisco Bay Area	1972
San Diego, Ventura	1973
Dallas, Fort Worth	1984
Austin	1993
Phoenix	1998
Denver, Fort Collins, San Bernardino/Riverside	2000
Charlotte, Fort Lauderdale, Fort Myers, Miami, Orlando, Palm Beach, Raleigh/Durham, Tampa, Sarasota	2002
Jacksonville, Los Angeles, Sacramento	2003
Tucson	2004

In 2004, the percentages of our home deliveries by state (including deliveries by unconsolidated joint ventures) were:

State	Percentage of Deliveries
California	39%
Florida	26
Arizona	18
Carolinas	6
Texas	6
Colorado	5

Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures: Family Lending Services, WRT Financial, Westfield Home Mortgage, Universal Land Title of South Florida and SPH Title. For business segment financial data, including revenue, pretax income and total assets, see our consolidated financial statements included elsewhere in this report.

Standard Pacific Corp. was incorporated in the State of Delaware in 1991. Through our predecessors, we commenced our homebuilding operations in 1966. Our principal executive offices are located at 15326 Alton Parkway, Irvine, California 92618. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its predecessors and subsidiaries.

This annual report and each of our other quarterly and current reports, including any amendments, are available free of charge on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this report and should not be considered part of this report. In addition, the Securities and Exchange Commission website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Strategy

The main elements of our strategy include:

Targeting a Broad Range of Homebuyers

We focus on the construction of single-family homes for use as primary residences, offering a wide range of products and price points. During fiscal 2004, the sales prices of our homes generally ranged from approximately $100,000 to over $1 million (including a small number of homes priced in excess of $2 million), a broad segment of the market for new home construction. The specific price points we serve in particular geographic markets are based on local market conditions and our management’s perception of the product segments in which we can be the most competitive and profitable. We believe our diverse product platform and price points position us strategically with product capabilities that appeal to a wide range of customers and provide us the flexibility to more rapidly take advantage of local market opportunities as they arise.

Focusing on Growth in our Existing Markets

We continue to focus on growing in our existing markets through new community openings, expansion into adjacent markets and new product offerings. In 2004, we opened 93 new communities. For 2005, we are planning to open approximately 130 to 140 new communities. We have also expanded in recent years into markets adjacent to our existing markets such as Tucson, Arizona, the Inland Empire area in Southern California, Sacramento, California, and urban infill locations in the Los Angeles area. As part of our focus on expanding our product offerings, we entered the active adult market in 2001 through the development of a four-project age restricted community in south Orange County, California.

Expanding and Diversifying Geographically through Acquisition

While we have pursued growth opportunities within and adjacent to our existing markets, we have also diversified geographically during the past few years by expanding into some of the largest homebuilding markets in the United States. Since 1998, we have expanded through acquisition into Arizona, Colorado, Florida and the Carolinas. Each of these acquisitions included strategic lot inventories as well as experienced management teams. As a result of these acquisitions, our non-California divisions represented over 60 percent of our home deliveries in 2004, compared to just over 20 percent of our deliveries in 1997. Going forward, we plan to continue to pursue acquisitions on an opportunistic basis as a means of expanding and diversifying geographically.

Maintaining Strong Land Positions, Including the Utilization of Joint Ventures and Strategic Alliances

In each of our divisions, including those established through acquisition, we have local management teams that have long-standing relationships with landowners, subcontractors and other business partners. We believe that these long-standing relationships provide us significant opportunities to secure quality land positions at competitive prices in these markets. We generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years, and believe, based on our current operations and market conditions, that our approximately 51,500 owned or controlled building sites at December 31, 2004 will be sufficient for our operations over this period. We also make use of joint ventures and strategic alliances as a means of securing land positions, reducing risk on larger, longer-term projects and effectively leveraging our capital base. At December 31, 2004, approximately 8,300 of our 51,500 owned or controlled building sites were controlled through joint ventures.

Leveraging our Experienced Management Team and Decentralized Operating Structure

Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Generally, each division is run by a local manager with an in-depth familiarity with the geographic areas within which the division operates. We leverage this significant experience and in-depth knowledge by providing local managers significant autonomy to operate their divisions. Land acquisition and other opportunities are typically identified and evaluated by the division management team with the final decision regarding land purchase and project development being made by the local division manager in conjunction with our corporate officers. Thereafter, each division manager conducts the operations of the division, including project planning, subcontracting and sales and marketing, with minimal input from our corporate office. Select administrative functions are centralized and coordinated at the corporate office allowing division management to focus on key operating functions. The autonomy provided by this decentralized operating structure not only allows us to more quickly identify and capitalize on new local market opportunities as they arise but also has proven to be an important element in attracting potential acquisition candidates and in recruiting and retaining experienced local managers.

Operating Conservatively and Maintaining a Strong Balance Sheet

We operate conservatively to enhance our ability to react to changes in market conditions through the implementation of a number of strategies, including the following:

•	We generally purchase land only when either substantially all material entitlements have been obtained or our management team has determined that no material impediments exist to obtaining such entitlements, and we anticipate commencing development or construction within a relatively short period of time.

•	We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes and build, depending on the geographic market, on a lot-by-lot basis or in phases of 5 to 20 homes.

•	We seek to minimize the number of completed and unsold homes held in inventory. When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. When building on a phase basis, the number of homes built in the first phase of a project is based upon internal market studies. The timing and size of subsequent phases depends to a large extent upon sales rates experienced in the earlier phases. At the end of 2004, we had 208 completed and unsold homes in inventory among 173 active selling communities.

•	We seek to maintain a strong balance sheet and multiple sources of liquidity.

Focus on Cost Management

We continuously seek to minimize overhead and operating expenses through the following strategies:

•	We strive to control overhead costs by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

•	We seek to minimize our fixed costs by primarily contracting with third parties, such as subcontractors, architects and engineers, to design and build our homes on a project-by-project or phase-by-phase basis.

•	We seek to efficiently design each of our projects, obtain competitive bids for construction materials and labor, and use our volume purchasing power to negotiate favorable pricing.

•	We monitor homebuilding costs, inventory levels, margins, returns and other expenses through our management information systems.

Operations

We currently build homes through a total of 20 operating divisions. At December 31, 2004, we had 296 projects under development, of which 173 were actively selling. We held or controlled an additional 109 projects for future development at December 31, 2004.

We build primarily single-family detached dwellings, particularly in our California, Texas, Arizona and Florida operations. For the year ended December 31, 2004, approximately 90 percent of our deliveries (excluding Colorado and the Carolinas) were single-family detached dwellings. For the same period, 31 percent of our Colorado deliveries and 65 percent of our Carolina deliveries consisted of attached homes. Moving forward in California, we are expanding our focus on identifying more affordable housing opportunities including attached condominiums and townhomes and higher density urban infill housing, which also serves to expand our price points and therefore new business opportunities.

Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from approximately $100,000 to over $1 million (including a small number of homes priced in excess of $2 million). Set forth below are our average selling prices of homes delivered during 2004:

State	Average Selling Price
California (excluding joint ventures)	$646,000
Florida	$222,000
Arizona (excluding joint venture)	$183,000
Carolinas	$152,000
Texas	$242,000
Colorado	$306,000

Land Acquisition, Development and Construction

In considering the purchase of land for our homebuilding operations, we review such factors as:

•	proximity to existing developed areas;

•	the reputation and desirability of the surrounding developed areas;

•	population growth patterns;

•	availability of existing utility services, such as water, gas, electricity and sewers;

•	proximity and quality of local schools;

•	employment rates and trends;

•	the expected absorption rates for new housing;

•	the environmental condition of the land;

•	transportation conditions and availability;

•	the estimated costs of development;

•	our ability to finance the project on commercially reasonable terms;

•	our land concentration and risk in the local market; and

•	the entitlement status of the property.

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

We typically use both our equity (including internally generated funds and proceeds from public equity offerings) and unsecured financing in the form of bank debt, proceeds from our public note offerings and other unsecured debt to fund land acquisitions and development and construction of our properties. We also utilize joint ventures and option structures with land sellers, other builders, developers and financial entities from time to time to procure land. Our joint ventures typically will obtain project specific financing to fund the acquisition of the land and the development and construction costs. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. Generally, with the exception of purchase money trust deeds and joint ventures, we do not use project specific secured financing. In some markets, community development district or similar bond financing is used to fund community infrastructure such as roads, sewers and schools.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Land development joint ventures are typically entered into with land owners, other homebuilders, local or regional developers, and financial partners as a method of spreading the financial and market risks associated with developing larger projects and of gaining access to substantial lot positions in increasingly supply constrained markets. Homebuilding joint ventures may involve partnering with existing landowners or other builders as a means of acquiring desirable properties. In both types of joint ventures, we typically leverage our capital base by obtaining third party project financing. For the years ended December 31, 2004, 2003 and 2002, our unconsolidated joint ventures delivered 274, 620 and 323 homes, respectively. We expect our unconsolidated joint ventures to deliver approximately 550 homes in 2005. All of our joint ventures are with unrelated third parties who typically, along with us, make capital contributions to the venture. For financial reporting purposes, we record our share of earnings and losses from our unconsolidated joint ventures as they are generated. Our revolving credit facility and public notes limit our investment in unconsolidated joint ventures. As a means of maximizing the impact of our joint venture investments, we are increasingly focusing on land development joint ventures that allow us access to substantial land positions and also typically require less capital to be invested for shorter time periods than homebuilding joint ventures. Some of our more significant unconsolidated land development and homebuilding joint ventures are described below.

During 1997, our Orange County division entered into a joint venture to acquire and develop a 3,470-acre master-planned community located in and adjacent to the south Orange County, California city of San Clemente. This joint venture has developed or plans to develop in phases finished lots for up to approximately 4,000 attached and detached homes, a championship golf course, and certain community amenities and commercial and industrial sites. As of December 31, 2004, we have purchased over 1,330 lots from the joint venture for construction and sale of homes by us, and the venture had approximately 665 residential lots remaining to sell. As of December 31, 2004, we had a net investment of approximately $9.2 million in this joint venture, which represented our share of undistributed earnings.

In November 2002, our Northern California division entered into a joint venture with a local land developer to develop and deliver up to approximately 760 homes and lots in American Canyon, California. For the year ended December 31, 2004, the joint venture delivered its first 29 new homes. As of December 31, 2004, our net investment in this joint venture was approximately $18.4 million.

In March 2003, our Southern California Inland Empire division entered into a joint venture with a regional homebuilder to develop approximately 2,640 finished lots in Menifee Valley Ranch, California. This joint venture anticipates selling a portion of the finished lots to third party homebuilders with the balance of finished lots delivered to us and our partner at cost for the construction and sale of homes. Development is underway with the first deliveries of finished lots expected in mid-2005. As of December 31, 2004, our net investment in this joint venture was approximately $25.5 million. In July 2003, our Southern California Inland Empire division entered into another joint venture with the same regional homebuilder to develop approximately 1,700 finished lots in Temecula, California. This joint venture will sell a portion of the finished lots to us and our partner at cost with the remaining finished lots to be sold to other homebuilders for the construction and sale of homes thereon. As of December 31, 2004, we have purchased over 250 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 980 residential lots remaining to sell. As of December 31, 2004, our net investment in this joint venture was approximately $17.0 million.

In June 2003, our San Diego division entered into a joint venture that is developing the Black Mountain Ranch master-planned community in San Diego, California. This joint venture plans to develop approximately 3,000 finished lots, certain community amenities, and commercial and industrial sites. Development is underway with deliveries of finished lots expected in mid-2005. We have the right to purchase up to approximately 1,500 finished lots from the joint venture at fair market value. As of December 31, 2004, our net investment in this joint venture was approximately $8.8 million.

In June 2003, our Orange County division entered into a joint venture with Unocal to develop finished lots in Brea, California for up to approximately 800 attached and detached homes, including active adult homes, certain community amenities and commercial sites. We have the option to purchase all of the residential lots at fair market value. Development is expected to begin in mid-2005 with first deliveries of finished lots expected in late 2006. As of December 31, 2004, our net investment in this joint venture was approximately $12.0 million.

In February 2004, our Ventura division entered into a joint venture with two national homebuilders to develop in Oxnard, California finished lots for up to approximately 1,800 attached and detached homes, certain community amenities and approximately 80 acres for commercial use. We have the right to purchase one-third of the residential lots at cost. Development is underway with first deliveries of finished lots expected in mid-2005. As of December 31, 2004, our net investment in this joint venture was approximately $20.0 million.

Marketing and Sales

Our homes are generally sold by our own sales personnel. Furnished and landscaped model homes are typically maintained at each project site. Homebuyers are afforded the opportunity to select, at additional cost, various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some room configurations. We maintain a website, www.standardpacifichomes.com, with project listings, floor plans, pricing and other project information and make extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays.

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

During each of the years ended December 31, 2004, 2003 and 2002, we experienced cancellation rates of 16, 18 and 20 percent, respectively. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. At December 31, 2004, 2003 and 2002, we had an inventory of completed and unsold homes of 208, 159 and 280, respectively.

Financial Services

Customer Financing

We offer mortgage financing to our homebuyers in substantially all of the markets in which we operate. Family Lending Services, Inc., our wholly owned subsidiary, offers mortgage financing in our California, South Florida, Texas, and Phoenix, Arizona markets. WRT Financial and Westfield Home Mortgage, joint ventures with financial institution partners, offer mortgage financing to our Colorado, and Tampa, Southwest Florida and Carolina homebuyers, respectively.

The principal sources of revenues for these mortgage operations are fees generated from loan originations, net gains on the sale of loans and interest income earned on loans during the period they are held prior to sale. In addition to being a source of revenues, these mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures.

Family Lending sells the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis (subject to our obligation to repay our gain on sale if the loan is prepaid by the borrower within a certain time period following such sale). Family Lending typically finances its loans held for sale through its mortgage credit facilities. WRT Financial and Westfield Home Mortgage generally sell the loans they originate, on a non-recourse basis and with servicing rights released, to their respective financial institution partners.

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

Economic Conditions and Interest Rates Affect Our Industry and Performance

The homebuilding industry is cyclical. Changes in world, national and local economic conditions affect our business and markets. These could include, for example, the impact on economic conditions of terrorist attacks or the escalation or further outbreak of armed conflict involving the United States. In addition, declines in consumer confidence or employment levels in our markets or in stock market valuations may adversely affect the demand for homes or increase cancellation rates, thus reducing our sales and earnings.

Our customers typically finance their home purchases through lenders providing mortgage financing. Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs, or the decreased availability of financing, to potential homebuyers. Even if some potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could adversely affect the demand for homes or increase cancellation rates, thus reducing our sales and earnings.

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

We Depend on the California Market

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California and generate a disproportionate amount of our revenues and profits in the state. Demand for new homes, and in some instances home prices, have declined from time to time in California. If we experience a slowdown in one or more of our California markets, our earnings and financial position would likely be negatively impacted.

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

Possible Shortage of Land for Purchase and Development; Inventory Risks

Our success depends in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. Should suitable land opportunities become less available, it could limit our ability to develop new communities, increase land costs, and negatively impact our sales and earnings.

In addition, the risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to write-down land holdings, write-down or write-off goodwill recorded in connection with acquisitions, write-down our investments in unconsolidated joint ventures, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

Our Industry is Highly Competitive

The homebuilding industry is highly competitive. We compete with numerous other residential construction firms, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of the location, design, quality and price of our homes and the availability of mortgage financing. Some of our competitors have substantially larger operations and greater financial resources than we do and as a result may have lower costs of capital, labor and materials than us and may be able to compete more effectively for land acquisition opportunities. As a result of an ongoing consolidation trend in the industry, some of these competitors may continue to grow significantly in size. We also compete with the resale of existing homes and rental homes. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably. Our mortgage operations are subject to intense competition from other mortgage lenders, many of which are substantially larger and may have a lower cost of funds or effective overhead burden than our lending operations. We also compete with mortgage brokers. This competition can intensify during periods of rising interest rates as refinance business diminishes.

Labor and Material Shortages

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified trades people, insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. For instance, we expect to incur additional labor and material costs in our Florida markets as a result of the additional demand on these resources due to the significant damage caused by recent hurricanes. These shortages and price increases are likely to cause delays in and increase our costs of home construction, which in turn could harm our operating results.

We are Subject to Extensive Government Regulation

Our homebuilding operations are subject to environmental, building, worker health and safety, zoning, and real estate regulations by various federal, state and local authorities. These regulations, which affect all aspects of the homebuilding process, including development, design, construction and sales, can substantially delay or increase the costs of homebuilding activities. In addition, regulations, such as those governing environmental and health matters, may prohibit or severely restrict homebuilding activity in environmentally sensitive regions.

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

Our mortgage operations are subject to numerous federal, state, and local laws and regulations, including eligibility requirements for participation in federal loan programs and various consumer protection laws. Our title insurance agency operations are subject to applicable insurance laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the consumer.

Geologic, Weather-Related and Other Natural Conditions or Disasters May Disrupt and Delay Construction

Geologic, weather-related and other natural conditions or disasters, such as earthquakes, landslides, hurricanes, tornadoes, droughts, floods, heavy or prolonged precipitation, and wildfires can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes. For instance, in some markets we periodically experience drought conditions, which have resulted in water conservation measures and/or rationing by municipalities in which we do business. In other markets, such as Florida and the Carolinas, we have experienced periods of heavy or prolonged precipitation and hurricanes that have delayed the construction and delivery of our homes. These conditions and disasters are often impossible or difficult to predict and may lead to unanticipated delays in the construction and delivery of our homes, which could harm our operating results.

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

Our Significant Amount of Debt Could Harm our Financial Health

We currently have a significant amount of debt. As of December 31, 2004, our total consolidated indebtedness was approximately $1,161.0 million (excluding trade payables). As of that date, our Adjusted Homebuilding Debt (which is included in total consolidated indebtedness) was approximately $1,049.4 million (which excludes trade payables, $81.9 million of indebtedness relating to our mortgage operations and $29.6 million of indebtedness included in liabilities from inventories not owned). In addition, subject to the restrictions in our revolving credit facility and our note indentures, we may incur significant additional indebtedness. The amount of additional debt we can incur under these restrictions varies over time based on a number of factors, including changes in interest rates, our tangible net worth, and the value and composition of our real estate inventory. In addition, the amount of additional debt we can incur as of a particular date is dependent, in part, on the use of the proceeds of the additional borrowing. Thus any calculation of the amount of additional debt we can incur under these restrictions requires various assumptions and is subject to change. As of December 31, 2004, making assumptions that would result in the largest figure, the amount of additional senior debt we could have incurred under these restrictions was in excess of $1.6 billion. This calculation is based on a number of assumptions and only reflects the amount of senior debt that we could incur without violating the restrictions in our credit facility and indentures (and is not intended as an indication of the amount of additional borrowing that we could in fact obtain from third parties). There is no guarantee that this amount of additional borrowings, or any amounts, would be available to us. In the event such amounts were available to us and if the borrowing of such additional amounts materially altered our debt to capitalization ratio, our debt would likely be downgraded by applicable rating agencies making it more difficult and more expensive to incur additional debt. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

Our indebtedness could have important consequences such as:

•	requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt;

•	limiting our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•	making us more vulnerable to general adverse economic and industry conditions;

•	limiting our flexibility to engage in certain transactions or to plan for, or react to, changes in our business and the homebuilding industry; and

•	putting us at a disadvantage compared to competitors who have less debt.

Our unconsolidated joint ventures also have significant amounts of debt and will likely incur additional debt. At December 31, 2004, our unconsolidated joint ventures had borrowings outstanding of approximately $554.6 million. Under credit enhancements that we typically provide with respect to joint venture borrowings, we could be required to make additional investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce these outstanding borrowings. If we were required to make such additional investments in amounts that exceed those permitted under our revolving credit facility or note indentures, this could cause a default under the revolving credit facility or note indentures.

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

Employees

At December 31, 2004, we had approximately 2,100 employees; of these, approximately 570 were executive, administrative and clerical personnel, 470 were sales and marketing personnel, 680 were involved in construction, 230 were involved in new home warranty, and 150 worked in the mortgage operations. None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions or are subject to collective bargaining agreements.

We believe that our relations with our employees and subcontractors are good.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Irvine, California. The lease on this facility, which includes space for our Orange County division, consists of approximately 58,000 square feet and expires in 2012. We lease approximately 40 other properties for our other division offices, design centers and for our financial services subsidiary. For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Selected Operating Data.”

ITEM 3. LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the New York Stock Exchange and Pacific Stock Exchange under the symbol “SPF.” The following table sets forth, for the fiscal quarters indicated, the reported high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and the common dividends paid per share.

	Year Ended December 31,
	2004			2003
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$61.60	$43.62	$0.08	$27.35	$23.66	$0.08
June 30	60.80	44.66	0.08	38.01	25.26	0.08
September 30	57.27	44.88	0.08	38.79	31.92	0.08
December 31	65.23	49.54	0.08	51.50	37.75	0.08

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

During the three months ended December 31, 2004, we repurchased the following shares under our stock repurchase program (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2004 to October 31, 2004	45,000	$49.95	45,000	$54,513
November 1, 2004 to November 30, 2004	59,500	55.86	59,500	51,189
December 1, 2004 to December 31, 2004	—	—	—	51,189

Total	104,500	$53.32	104,500

(1)	On May 12, 2004, our Board of Directors authorized a new $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

During the quarter ended December 31, 2004, we repurchased an aggregate of 104,500 shares of common stock under the new stock repurchase plan for approximately $5.6 million. From May 12, 2004 through February 22, 2005, we had repurchased an aggregate of 555,179 shares of common stock under the new stock repurchase plan for approximately $28.3 million.

Except as set forth above, we have not repurchased any of our equity securities.

As of February 22, 2005, the number of record holders of our common stock was 799.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$3,341,600	$2,341,180	$1,870,757	$1,375,610	$1,317,995
Financial Services	12,854	13,724	10,420	7,375	2,549

Total revenues	$3,354,454	$2,354,904	$1,881,177	$1,382,985	$1,320,544

Pretax Income:
Homebuilding	$509,146	$326,750	$187,533	$179,985	$165,973
Financial Services	3,470	8,348	7,148	4,491	174

Pretax income	$512,616	$335,098	$194,681	$184,476	$166,147

Net Income	$315,817	$204,379	$118,689	$111,065	$100,142

Earnings Per Share:
Basic	$9.37	$6.28	$3.78	$3.71	$3.43
Diluted	$9.08	$6.08	$3.67	$3.63	$3.39

Weighted Average Common Shares Outstanding:
Basic	33,687,216	32,555,189	31,399,120	29,931,797	29,236,125
Diluted	34,786,103	33,610,735	32,321,260	30,628,445	29,562,230

Balance Sheet and Other Financial Data:
Total assets	$3,013,233	$2,460,703	$1,792,126	$1,366,301	$1,118,786
Homebuilding long-term debt	$1,032,892	$982,526	$626,648	$524,653	$424,351
Stockholders’ equity	$1,321,995	$1,033,201	$773,758	$573,092	$486,230
Stockholders’ equity per share	$39.32	$30.51	$24.04	$19.51	$16.17
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2004	Percent Change	2003	Percent Change	2002
	(Dollars in thousands)
Homebuilding:
Revenues	$3,341,600	43%	$2,341,180	25%	$1,870,757
Cost of sales	(2,525,797)	37%	(1,839,066)	20%	(1,531,879)

Gross margin	815,803	62%	502,114	48%	338,878

Gross margin percentage	24.4%		21.4%		18.1%

Selling, general and administrative expenses	(343,869)	51%	(227,831)	30%	(175,218)
Income from unconsolidated joint ventures	50,936	(16)%	60,747	120%	27,616
Interest expense	(7,521)	10%	(6,847)	25%	(5,489)
Other income (expense)	(6,203)	333%	(1,433)	(182)%	1,746

Homebuilding pretax income	509,146	56%	326,750	74%	187,533

Financial Services:
Revenues	12,854	(6)%	13,724	32%	10,420
Expenses	(12,323)	38%	(8,926)	50%	(5,944)
Income from unconsolidated joint ventures	2,491	(21)%	3,169	36%	2,323
Other income	448	18%	381	9%	349

Financial services pretax income	3,470	(58)%	8,348	17%	7,148

Income before taxes	512,616	53%	335,098	72%	194,681
Provision for income taxes	(196,799)	51%	(130,719)	72%	(75,992)

Net income	$315,817	55%	$204,379	72%	$118,689

Earnings Per Share:
Basic	$9.37		$6.28		$3.78
Diluted	$9.08		$6.08		$3.67

Net cash provided by operating activities	$92,146		$13,651		$76,064

Net cash used in investing activities	$(100,779)		$(186,976)		$(222,512)

Net cash provided by (used in) financing activities	$(11,046)		$316,157		$164,897

Adjusted Homebuilding EBITDA (1)	$603,088		$403,928		$234,476

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

The tables set forth below reconcile net cash provided by operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net cash provided by operating activities	$92,146	$13,651	$76,064
Add:
Income taxes	196,799	130,719	75,992
Homebuilding interest expense	7,521	6,847	5,489
Expensing of previously capitalized interest included in cost of sales	59,382	62,607	48,208
Less:
Income from financial services subsidiary	531	4,798	4,476
Depreciation and amortization from financial services subsidiary	472	326	199
Loss on early extinguishment of debt	10,154	3,203	—
Net changes in operating assets and liabilities:
Trade and other receivables	6,507	(38,236)	28,437
Inventories-owned	281,171	335,020	(42,472)
Inventories-not owned	50,611	(65,325)	50,270
Deferred income taxes	11,620	7,750	(4,417)
Other assets	5,594	(18,081)	17,691
Accounts payable	(16,326)	(5,602)	3,000
Accrued liabilities	(84,738)	(59,292)	(19,111)
Liabilities from inventories not owned	3,958	42,197	—

Adjusted Homebuilding EBITDA	$603,088	$403,928	$234,476

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income	$315,817	$204,379	$118,689
Add:
Cash distributions of income from unconsolidated joint ventures	67,457	63,905	18,034
Income taxes	196,799	130,719	75,992
Homebuilding interest expense	7,521	6,847	5,489
Expensing of previously capitalized interest included in cost of sales	59,382	62,607	48,208
Homebuilding depreciation and amortization	3,572	3,310	2,479
Amortization of stock-based compensation	6,498	875	—
Less:
Income from unconsolidated joint ventures	53,427	63,916	29,939
Income from financial services subsidiary	531	4,798	4,476

Adjusted Homebuilding EBITDA	$603,088	$403,928	$234,476

Selected Operating Data

	Year Ended December 31,
	2004	2003	2002
New homes delivered:
Southern California	2,141	1,980	1,727
Northern California	1,166	627	557

Total California	3,307	2,607	2,284

Florida	2,345	2,205	1,188
Arizona	1,676	1,555	1,432
Carolinas	507	538	241
Texas	561	421	520
Colorado	421	267	277

Consolidated total	8,817	7,593	5,942

Unconsolidated joint ventures (1):
Southern California	78	442	242
Northern California	194	178	81
Arizona	2	—	—

Total unconsolidated joint ventures	274	620	323

Total (including joint ventures) (1)	9,091	8,213	6,265

Average selling price of homes delivered:
California (excluding joint ventures)	$646,000	$521,000	$488,000
Florida	$222,000	$185,000	$197,000
Arizona (excluding joint venture)	$183,000	$179,000	$173,000
Carolinas	$152,000	$135,000	$142,000
Texas	$242,000	$268,000	$287,000
Colorado	$306,000	$314,000	$318,000
Consolidated (excluding joint ventures)	$375,000	$305,000	$314,000
Unconsolidated joint ventures (1)	$658,000	$540,000	$532,000
Total (including joint ventures) (1)	$383,000	$323,000	$326,000

Net new orders:
Southern California	1,958	2,008	2,019
Northern California	1,422	857	639

Total California	3,380	2,865	2,658

Florida	3,418	2,675	1,115
Arizona	2,298	1,740	1,473
Carolinas	607	522	177
Texas	647	459	519
Colorado	461	350	287

Consolidated total	10,811	8,611	6,229

Unconsolidated joint ventures (1):
Southern California	20	301	459
Northern California	230	275	124
Arizona	4	—	—

Total unconsolidated joint ventures	254	576	583

Total (including joint ventures) (1)	11,065	9,187	6,812

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data

	Year Ended December 31,
	2004	2003	2002
Average number of selling communities during the year:
Southern California	24	21	23
Northern California	20	15	13

Total California	44	36	36

Florida	49	34	13
Arizona	16	20	20
Carolinas	13	9	4
Texas	21	19	25
Colorado	13	12	11

Consolidated total	156	130	109

Unconsolidated joint ventures (1):
Southern California	1	4	7
Northern California	4	5	2
Arizona	1	—	—

Total unconsolidated joint ventures	6	9	9

Total (including joint ventures) (1)	162	139	118

	At December 31,
	2004	2003	2002
Backlog (in homes):
Southern California	701	884	856
Northern California	739	483	157

Total California	1,440	1,367	1,013

Florida	2,803	1,730	1,034
Arizona	1,456	752	567
Carolinas	165	65	81
Texas	270	184	146
Colorado	211	171	88

Consolidated total	6,345	4,269	2,929

Unconsolidated joint ventures (1):
Southern California	25	83	224
Northern California	119	83	43
Arizona	3	—	—

Total unconsolidated joint ventures	147	166	267

Total (including joint ventures) (1)	6,492	4,435	3,196

Backlog (estimated dollar values in thousands):
Consolidated total	$2,076,725	$1,460,058	$872,694
Unconsolidated joint ventures (1)	98,997	103,693	139,491

Total (including joint ventures) (1)	$2,175,722	$1,563,751	$1,012,185

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data

	At December 31,
	2004	2003	2002
Building sites owned or controlled:
Southern California	11,704	11,088	6,056
Northern California	5,047	5,022	3,791

Total California	16,751	16,110	9,847

Florida	15,474	12,458	8,007
Arizona	9,858	4,584	4,839
Carolinas	3,773	3,374	2,673
Texas	3,157	2,996	2,731
Colorado	2,489	1,647	1,792

Total (including joint ventures)	51,502	41,169	29,889

Total building sites owned	25,832	21,782	16,123
Total building sites optioned or subject to contract	17,355	13,702	10,200
Total joint venture lots	8,315	5,685	3,566

Total (including joint ventures)	51,502	41,169	29,889

Completed and unsold homes	208	159	280

Homes under construction	5,944	4,100	3,012

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

Business Combinations and Goodwill

We account for acquisitions of other businesses under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. The estimation of fair values of assets and liabilities and the allocation of purchase price requires a substantial degree of judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition, are generally in various stages of development. Actual revenues, costs and time to complete a community could vary from estimates impacting the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of expenses and therefore impact our current and future operating results. Our reported income from an acquired company includes the operations of the acquired company from the date of acquisition.

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with

SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. This valuation process requires management to make comprehensive estimates of future revenues, costs and the timing of expected future cash flows, which requires a substantial degree of judgment. Due to the uncertainties associated with such estimates and judgments, actual results could differ from such estimates. For purposes of this test, each of our homebuilding operating divisions is a reporting unit.

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2004), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). In addition, all of our joint ventures are reviewed and analyzed under FIN 46 to determine whether or not these arrangements are to be accounted for under the principles of FIN 46 or other accounting rules (see “Unconsolidated Homebuilding and Land Development Joint Ventures” below).

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

Cost of Sales

Homebuilding revenue and the related cost of sales are recognized when homes are sold and title has transferred to the homebuyer. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their relative sales value. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. These costs include all direct and indirect construction costs associated with constructing and carrying the home as well as costs related to developing the surrounding community and amenities, such as land, land improvements and other common costs. The estimation and allocation of these costs requires a substantial degree of judgment by management.

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

We assess the recoverability of inventories in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates, which could affect our future results of operations (see “Cost of Sales” discussion above regarding the estimation process). We review each real estate project to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary but are generally less than or equal to 50 percent. In certain instances, our ownership interest in these unconsolidated joint ventures may be greater than 50 percent, however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46, we are not considered the primary beneficiary of the entities determined to be VIEs, and/or we do not have voting control.

The critical accounting policies described under “Cost of Sales” and “Inventories” above are also applicable to our unconsolidated homebuilding joint ventures.

Insurance and Litigation Accruals

Insurance and litigation accruals are established for estimated future claims cost. We maintain general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record estimated costs to cover our self-insured retentions and deductible amounts under these policies, estimated costs that may exceed our coverage limits, and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals include consideration of our claims history, current claims, and potential for recovery of costs from insurance and other sources. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

Fiscal Year 2004 Compared to Fiscal Year 2003

Overview

Net income for the year ended December 31, 2004 increased 55 percent to a record $315.8 million, or $9.08 per diluted share, compared to $204.4 million, or $6.08 per diluted share, in 2003. The increase in net income was driven by a 56 percent increase in homebuilding pretax income to $509.1 million and a 60 basis point decrease in our effective tax rate, which was partially offset by a decrease in financial services pretax income.

The significant increase in homebuilding pretax earnings reflected the impact on our business of a number of positive economic factors and demographic trends combined with the positive results from our growth initiatives in our existing markets and expansion into new geographic markets over the past seven years. Historically low mortgage interest rates combined with steady employment levels in most of our larger markets helped drive demand for new housing. Demand for new homes was also supported by a number of positive demographic factors such as the aging baby boomers who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, we experienced growing constraints on the availability of buildable land in many of our markets, which also contributed to increasing home prices.

For the year ended December 31, 2004, our return on average stockholders’ equity was 27.6 percent, which represented a 410 basis point improvement over the prior year. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including return on average stockholders’ equity, in both its strategic decision making and day to day management of operations.

Our outlook for 2005 reflects our strong operating results to date combined with our record backlog at December 31, 2004. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we are targeting 11,350 new home deliveries, excluding 550 joint venture deliveries, and homebuilding revenues of approximately $3.8 billion for 2005.

Homebuilding

Homebuilding pretax income for 2004 was up 56 percent to $509.1 million compared to $326.8 million in the prior year. The higher level of pretax income was primarily attributable to a 43 percent increase in homebuilding revenues and a 300 basis point increase in our homebuilding gross margin percentage. These increases were offset in part by a 60 basis point increase in selling, general and administrative (“SG&A”) expenses as a percentage of homebuilding revenues, a 16 percent decrease in income from unconsolidated homebuilding joint ventures and a $10.2 million pretax charge recorded in the second quarter of 2004 in connection with the full redemption of our $100 million 8% Senior Notes due 2008 and our $150 million 8 1/2% Senior Notes due 2009. Results for 2003 reflect a fourth quarter pretax charge of $3.2 million resulting from the full redemption of $100 million of our 8 1/2% Senior Notes due 2007. The early retirement charge for all of these senior notes is reflected in other expense in our accompanying consolidated statements of income.

Homebuilding revenues for 2004 were a record $3.34 billion, a 43 percent increase over the $2.34 billion generated in 2003. The increase in revenues was attributable to a 16 percent increase in new home deliveries

(exclusive of joint ventures) to 8,817 homes in 2004 combined with a 23 percent increase in our consolidated average home price to $375,000.

During 2004, we delivered 3,307 new homes in California (exclusive of joint ventures) versus 2,607 homes in 2003, a 27 percent increase. Including joint ventures, California deliveries were up 11 percent to 3,579 homes. Deliveries were off 8 percent in Southern California to 2,219 new homes, which included 78 joint venture deliveries in 2004 versus 442 last year, while deliveries were up 69 percent in Northern California to 1,360 new homes (including 208 homes from our new operations in Sacramento and 194 joint venture deliveries). The decrease in Southern California deliveries was due to a dip in active selling communities during the middle of 2004 combined with a slowing in the rate of new home orders in some of our Southern California markets beginning in the 2004 third quarter. Housing market conditions in our Bay area and Sacramento regions continued to strengthen throughout 2004. In Florida, where housing demand remained solid throughout the year, we delivered 2,345 new homes in 2004 versus 2,205 homes in 2003, a 6 percent increase despite delays in closings as a result of the severe hurricane season experienced in 2004. We delivered 1,678 homes in Arizona during 2004 versus 1,555 in 2003, an 8 percent increase. The 2004 Arizona delivery total also includes 43 new homes (including 2 joint venture deliveries) from our new Tucson division, which was acquired in the third quarter of 2004. In the Carolinas, deliveries declined 6 percent to 507 new homes, and were also impacted by severe weather related delays in 2004. New home deliveries increased 33 percent in Texas and increased 58 percent in Colorado. While economic and housing conditions remained soft in Texas, we have successfully introduced several lower-priced new home projects resulting in an increase in absorption rates year-over-year. In Colorado, gradually improving economic conditions, combined with a similar introduction of more affordable housing, have contributed to the increased level of new home deliveries.

During 2004, our consolidated average home price increased 23 percent to $375,000. The higher selling price was driven primarily by a 24 percent increase in our California average selling price to $646,000 (exclusive of joint ventures). The higher price in California represents the impact of general price increases experienced in the state, and, to a lesser degree, a change in product mix during 2004 compared to the prior year. Our average home price in Florida increased 20 percent to $222,000 reflecting general price increases, a shift in product mix and the addition of Jacksonville, which had and average home price of $248,000 in 2004. Our average home price in Arizona (exclusive of joint venture) increased 2 percent to $183,000 and increased 13 percent in the Carolinas to $152,000. The increase in Arizona generally reflects an increase in new home prices in the Phoenix market while the higher average home price in the Carolinas was primarily the result of changes in our product mix. Our average home price in Texas was down 10 percent to $242,000 and was down 3 percent in Colorado to $306,000 reflecting our increasing emphasis on more affordable homes in these regions.

Our homebuilding gross margin percentage for 2004 increased 300 basis points to 24.4 percent compared to 21.4 percent in 2003. The increase in the gross margin percentage was driven primarily by higher margins in California and Arizona. Our margins in Florida for the full year were generally in line with the year earlier period and reflect healthy housing market conditions in the state. Margins in Texas and Colorado, while improving, were still below our companywide average. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets during 2004 as a result of strong housing demand and improving margins in Arizona due to healthy demand for new homes combined with volume and cost efficiencies as new home deliveries increased. In addition, our homebuilding gross margin percentage was favorably impacted by approximately 100 basis points due to the reclassification of certain overhead expenses from cost of sales to SG&A beginning in 2004.

SG&A expenses for 2004 were 10.3 percent of homebuilding revenues compared to 9.7 percent in 2003. The increase in SG&A expenses as a percentage of homebuilding revenues was due to the reclassification of certain expenses from cost of sales to SG&A discussed above. Excluding the impact of the reclassification, our SG&A rate would have been lower year over year by approximately 50 basis points reflecting the economies of scale due to our growth in revenues.

Consistent with our expectations, income from unconsolidated joint ventures decreased 16 percent in 2004 to $50.9 million. The lower level of profits was driven primarily by a 56 percent decrease in the number of joint venture deliveries to 274 homes versus 620 homes last year, which was partially offset by an increase in joint venture income from land sales to other homebuilders and higher gross margins in 2004 compared to the prior year. Earnings from our unconsolidated joint ventures will vary significantly from year to year based on the timing of joint venture deliveries and land sales.

Other expense for 2004 and 2003 reflects pretax charges of approximately $10.2 million and $3.2 million, respectively, recognized in connection with the early retirement of our Senior Notes discussed above, which was offset in part by construction fee income generated in 2004 and 2003 by our Orlando and Jacksonville operations and our Tucson operation in 2004.

Net new orders for 2004 were up 20 percent from the year earlier period to a record 11,065 new homes (including 254 joint venture orders) compared to 9,187 (including 576 joint venture orders) in 2003. In addition, our cancellation rate decreased in 2004 to 16 percent versus 18 percent in 2003. Orders were down 14 percent in Southern California on a flat average community count, up 46 percent in Northern California on a 20 percent increase in average community count, up 28 percent in Florida on a 44 percent increase in average community count and up 32 percent in Arizona on a 15 percent decrease in average community count. Total orders for 2004 in Arizona also includes 128 orders from 5 communities from our new Tucson division, which we acquired in August 2004. Orders increased 16 percent in the Carolinas on a 44 percent increase in average community count, up 41 percent in Texas on an 11 percent increase in average community count and up 32 percent in Colorado on an 8 percent increase in average community count.

Net new orders for 2004 fourth quarter increased 15 percent to 2,486 new homes (including 71 joint venture orders) on a 16 percent increase in average community count. In Southern California, net new home orders were down 36 percent for the quarter due to slower sales in Orange and San Diego counties, while sales were up in our Inland Empire and Ventura divisions. In Northern California, new home orders continued to reflect healthy demand for new homes and were up 16 percent on a 13 percent decrease in average community count. In Florida, orders were flat on a 26 percent higher average community count. The lower sales rate per community during the 2004 fourth quarter reflected a conscious decision by management to reduce the number of new homes for sale due to strong backlog levels and the impact of the severe hurricane season in 2004 on the availability of labor and certain materials. We are generally experiencing strong demand for new housing throughout our Florida markets. In Arizona, 2004 fourth quarter orders increased 130 percent year-over-year on a 6 percent higher average community count reflecting strong demand for new homes in the state, particularly in Phoenix. The 2004 fourth quarter total also includes 82 orders from 5 communities from our new Tucson division, which we acquired in August 2004. Orders were up 78 percent in the Carolinas on a 70 percent increase in average community count, up 69 percent in Texas on a 28 percent higher average community count and down 9 percent in Colorado on a flat average community count. In Texas and the Carolinas, order levels, while improving, still reflect the impact of generally sluggish, but recovering, economic conditions. Our positive order trends in Colorado for 2004 reflect gradually improving economic conditions.

The strong overall level of new home orders in 2004 resulted in a record year-end backlog of 6,345 presold homes (excluding 147 joint venture homes) valued at an estimated $2.1 billion (excluding $99.0 million of joint venture backlog value), an increase of 42 percent from the December 31, 2003 backlog value. No assurance can be given that all of the homes in our backlog will actually be delivered as contracted. See “Business—Marketing and Sales” for a discussion of our cancellation rates.

Financial Services

During the year ended December 31, 2004, we generated a modest profit from our financial services subsidiary, which currently offers mortgage financing services to our homebuyers in California, Arizona, Texas and South Florida. In the first half of 2004, we began to transition our mortgage operations in Arizona and Texas from the joint venture structure to our wholly owned financial services subsidiary. The lower level of revenues and profits compared to 2003 reflect lower margins on loan sales and capture rates due to competitive industry pressures resulting from the significant reduction in mortgage refinance activity during the year.

Financial services joint venture income for 2004, which is derived from mortgage banking joint ventures with third party financial institutions and currently operates in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa and Southwestern Florida, was down $678,000 to $2.5 million. The lower level of income was primarily due to the decrease in business in Arizona and Texas as we transitioned our mortgage financing services in those areas to our wholly owned financial services subsidiary.

Fiscal Year 2003 Compared to Fiscal Year 2002

Overview

Net income for the year ended December 31, 2003 increased 72 percent to $204.4 million, or $6.08 per diluted share, compared to $118.7 million, or $3.67 per diluted share, in 2002. The increase in net income was driven by a 74 percent increase in homebuilding pretax income to $326.8 million and a 17 percent increase in financial services pretax income to $8.3 million. For the year ended December 31, 2003, our return on average stockholders’ equity was 23.5 percent, which represented a 590 basis point improvement over 2002.

On October 29, 2003, we acquired Coppenbarger Homes, a homebuilder in the Jacksonville, Florida area, and on December 24, 2003, we acquired the Sacramento, California homebuilding operations of Lucas and Mercier Development.

Homebuilding

Homebuilding pretax income for 2003 was up 74 percent to $326.8 million compared to $187.5 million in 2002. The higher level of pretax income was primarily attributable to a 25 percent increase in homebuilding revenues, a 330 basis point increase in the homebuilding gross margin percentage and a 120 percent, or a $33.1 million, increase in homebuilding joint venture income, which was partially offset by a 30 basis point increase in SG&A expenses as a percentage of homebuilding revenues. Our 2003 homebuilding pretax income reflected a fourth quarter pretax charge of $3.2 million resulting from the early retirement of our 8 1/2% Senior Notes due 2007 and a pretax charge of $875,000 resulting from our decision to begin to expense the cost of stock option grants on a prospective basis effective with options granted during fiscal year 2003. The early retirement of senior notes and expensing of stock options charges are reflected in other expense and SG&A, respectively.

Homebuilding revenues for 2003 were $2.34 billion, a 25 percent increase over the $1.87 billion generated in 2002. The increase in revenues was attributable to a 28 percent increase in new home deliveries (exclusive of joint ventures) to 7,593 homes in 2003. The increase reflected in large part the first full year of operations from our three acquisitions made during 2002 in the Southeastern United States. The increase in deliveries was offset in part by a 3 percent decline in our consolidated average home price to $305,000. The lower average price was due primarily to increased deliveries from our Arizona, Florida and Carolina operations.

In California, we delivered 2,607 new homes (exclusive of joint ventures) in 2003 versus 2,284 homes in 2002, a 14 percent increase. Deliveries were up 15 percent (exclusive of joint ventures) in Southern California to 1,980 new homes and up 13 percent in Northern California to 627 new homes. In Arizona, deliveries increased 9 percent to 1,555 new homes, while deliveries in Texas and Colorado were down 19 percent and 4 percent, respectively. The decline in Texas and Colorado deliveries reflected the continued impact of slower economic conditions on housing demand in those markets. During 2003, we delivered 2,205 new homes in Florida and 538 new homes in the Carolinas, our first full year of operations in these markets.

Our average home price in California (exclusive of joint ventures) increased 7 percent to $521,000. The higher price reflected general new home price appreciation, primarily in the Southern California housing market, offset in part by a change in mix to lower priced homes. Our average home price in Arizona was up 3 percent to $179,000, which reflected an increase in housing prices in that market. Our average home price in Texas declined approximately 7 percent to $268,000, which reflected our increasing emphasis on more affordable homes, while Colorado remained essentially flat compared to 2002. Our 2003 average home prices in Florida and the Carolinas were $185,000 and $135,000, respectively, and reflect a product orientation towards the entry level and first-time move-up buyer.

Our homebuilding gross margin percentage for 2003 increased 330 basis points to 21.4 percent compared to 18.1 percent in 2002. The increase in the gross margin percentage was driven by higher margins in California, Florida and Arizona. Margins in Texas and Colorado were still well below our companywide average and generally reflected the impact of slower economic conditions in those regions. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California and Florida markets during 2003 as a result of strong housing demand and improving margins in Arizona due to healthy demand for new homes combined with volume and cost efficiencies. In addition, the Florida 2002 gross margins were adversely impacted by the purchase accounting adjustments to write-up the carrying value of the acquired presold homes in backlog.

SG&A expenses for 2003 were 9.7 percent of homebuilding revenues compared to 9.4 percent in 2002. The increase in SG&A expenses as a percentage of homebuilding revenues reflected the impact of our expansion into the Southeastern United States where we generally incur higher levels of sales and marketing costs and G&A expenses as a percentage of revenues.

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

Other expense for 2003 reflected a pretax charge of approximately $3.2 million recognized in connection with the early retirement of our 8 1/2% Senior Notes due 2007 discussed above, which was offset in part by construction fee income generated by our Orlando and Jacksonville, Florida operations.

Net new orders for 2003 were up 35 percent from 2002 to 9,187 new homes (including 576 joint venture orders) compared to 6,812 (including 583 joint venture orders) in 2002. In addition, our cancellation rate decreased in 2003 to 18 percent versus 20 percent in 2002. Orders were down 7 percent in Southern California on a 17 percent decline in average new home communities, up 48 percent in Northern California on a 33 percent increase in average community count, up 18 percent in Arizona on a flat community count, down 12 percent in Texas on a 24 percent lower community count and up 22 percent in Colorado on a 9 percent higher average community count. In Florida, we generated 2,675 new home orders from an average of 34 communities in 2003 compared to 1,115 new home orders during 2002, and in the Carolinas, we generated 522 new home orders from an average of 9 communities in 2003 compared to 177 new home orders during 2002.

Financial Services

Revenues from our financial services segment, which represented our mortgage operations throughout California and in South Florida, were up 32 percent in 2003 to $13.7 million compared to $10.4 million in 2002. The higher level of revenues was primarily attributable to a 52 percent increase in the dollar volume of mortgage loans sold due to a 24 percent increase in new homes delivered in California and the commencement of loan originations in South Florida at the end of fiscal year 2002.

Expenses for the financial services segment in 2003 were up 50 percent compared to 2002 primarily due to higher revenue and earnings levels generated during 2003, along with start-up costs incurred in connection with our expansion into the South Florida market during the early part of 2003 and start up costs incurred in connection with our planned expansion into Arizona and Texas in the first half of 2004.

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

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public note offerings and bank revolving credit facility, land option contracts, joint venture financings, land seller notes, assessment district bond financing, and through the sale of common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of company stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage operations. Its cash needs are funded from mortgage credit facilities, internally generated funds and, to a lesser extent, a parent line of credit. Based on our current business plan and market conditions, we believe that these sources of cash should be sufficient to finance our working capital requirements and other needs.

During 2004, our homebuilding debt increased $53.3 million. These funds, in addition to the cash generated from operations and cash balances available at the beginning of the period, were used to finance our $529.0 million increase in homebuilding assets as well as fund approximately $38.8 million in stock repurchases and $10.8 million in dividends during the period. The increased investment in our homebuilding operations was made to support our growth initiatives, which consist of expansion into new geographic markets as well as increasing delivery volume in our established divisions. We expect to further increase our investment in homebuilding assets in 2005 as we continue to pursue these growth initiatives.

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

In May 2004, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $560 million, extend the maturity date to May 2008 and revise certain financial and other covenants. In addition, the amended credit facility contains provisions allowing us, at our option, to increase the total aggregate commitment under the credit facility up to $750 million, subject to certain conditions, including the availability of additional bank lending commitments. In February 2005, we increased the credit facility to $600 million. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The credit facility contains financial covenants, including the following:

•	a covenant that, as of December 31, 2004, requires us to maintain not less than $923.9 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

•	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The facility also limits, among other things, our investments in joint ventures, the amount of dividends we can pay and the amount of our common stock we can repurchase. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the credit facility and from other sources. At December 31, 2004, we had no borrowings outstanding and had issued approximately $69.6 million of letters of credit under the credit facility. As of December 31, 2004, and throughout the year ended December 31, 2004, we were in compliance with the covenants of the credit facility. Our ability to renew and extend the facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $140 million. One of the mortgage credit facilities provides $30 million in additional borrowing capacity between October 1, 2004 and February 28, 2005, providing for an aggregate commitment up to $170 million. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants including leverage and net worth covenants and have current maturity dates ranging from April 26, 2005 to June 26, 2005. It is our intention to renew these facilities. At December 31, 2004, we had approximately $81.9 million advanced under these facilities.

In March 2004, we issued $150 million of 5 1/8% Senior Notes at par that mature on April 1, 2009 (the “5 1/8% Senior Notes”) and $150 million of 6 1/4% Senior Notes at par that mature on April 1, 2014 (the “6 1/4% Senior Notes”). Net proceeds from these notes were approximately $297.2 million, and $259.0 million was used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8 1/2% Senior Notes due 2009 with the balance used for general corporate purposes.

Pursuant to the terms of the 5 1/8% and 6 1/4% Senior Notes and our other outstanding public senior and senior subordinated notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants that, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, we are required to make an offer to purchase these notes at 101 percent of the principal amount.

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

From time to time, purchase money mortgage financing is used to finance land acquisition. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At December 31, 2004, we had approximately $26.3 million outstanding in trust deed and other notes payable, including CDD bonds under which we had a repayment obligation.

We paid approximately $10.8 million, or $0.32 per common share ($0.08 per common share per quarter), in dividends to our stockholders during 2004. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes impose restrictions on the amount of dividends we may be able to pay. On February 1, 2005, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend was paid on February 24, 2005 to stockholders of record on February 10, 2005.

During the year ended December 31, 2004, we issued 573,231 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $9.8 million.

In May 2004, our Board of Directors authorized a $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2004 through February 22, 2005, we repurchased 878,379 shares of common stock for approximately $43.3 million, of which approximately $28.3 million was repurchased pursuant to the new stock repurchase plan, leaving a balance of approximately $46.7 million for future share repurchases.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2004, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt (1)	$1,548,883	$92,195	$157,381	$435,988	$863,319
Operating leases (2)	27,884	6,944	10,877	8,117	1,946
Purchase obligations (3)	1,604,499	1,588,194	16,296	9	—

Total	$3,181,266	$1,687,333	$184,554	$444,114	$865,265

(1)	Long-term debt represents our senior and senior subordinated notes payable and related interest payments. For a more detailed description of our long-term debt, refer to footnotes 5, 6 and 7 in our accompanying consolidated financial statements. As of December 31, 2004, we did not have any amounts outstanding under our revolving credit facility.
(2)	For a more detailed description of our operating leases, refer to footnote 10 in our accompanying consolidated financial statements.
(3)	Includes approximately $825.8 million (net of deposits) in land purchase and option contracts for which we have made non-refundable deposits. For a more detailed description of our land purchase and option contracts, see “—Off-Balance Sheet Arrangements” and footnote 10 in our accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of December 31, 2004, we had cash deposits of approximately $75.1 million on land purchase contracts having a total remaining purchase price of approximately $775.3 million. Approximately $123.3 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of December 31, 2004, we had cash deposits and letters of credit outstanding of approximately $28.4 million on option contracts having a total remaining purchase price of approximately $375.1 million. Approximately $29.7 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At December 31, 2004, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $554.6 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in our accompanying consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of December 31, 2004, approximately $326.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

In addition, we and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. We and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In some instances, these environmental indemnities are subject to caps. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of December 31, 2004, our joint ventures had approximately $232.7 million of surety bonds outstanding all of which are subject to these indemnity arrangements by us and our partners.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions we expect to materially affect our future liquidity.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will be effective for our fiscal quarter beginning July 1, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. In 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We recognize compensation expense related to stock-based awards granted, modified or settled after December 31, 2002, as further described in Note 2j., “Summary of Significant Accounting Policies—Stock-Based Compensation,” to our consolidated financial statements included elsewhere in this report. We have evaluated the impact of adopting SFAS 123R, and we do not believe the adoption SFAS 123R will have a material impact on our financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2004 Annual Report to Stockholders (the “Annual Report”) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include but are not limited to statements regarding:

•	our strategies;

•	the strength of our markets;

•	expected revenues, deliveries, product mix, average home prices and gross margins;

•	sales orders and our backlog of homes and their estimated sales value;

•	our growth opportunities and desire to expand in our existing markets and enter new geographic markets;

•	our opportunities and desire to identify more affordable housing opportunities and to expand our price points;

•	our ability to react to increases or decreases in demand for housing;

•	our ability to rapidly take advantage of local market opportunities as they arise;

•	the adequacy of our inventory of building sites and our competitive edge in acquiring new building sites;

•	planned new home community openings and the expected number of active selling communities;

•	the potential impact of best practice and cost reduction initiatives;

•	our expected distribution of profits within and outside of California;

•	the potential bottom line contribution of our Los Angeles and Sacramento divisions;

•	our potential to grow at a faster rate than our competitors;

•	contingent earn-out payments in connection with acquisitions;

•	the sufficiency of our capital resources;

•	our intention to renew our mortgage credit facilities;

•	our planned continued use of joint ventures and expected joint venture deliveries;

•	our review and assessment of goodwill for impairment;

•	the expected impact of new accounting pronouncements;

•	our expectation that our commitments and off-balance sheet financing arrangements will not materially affect our liquidity;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	the time typically required to complete construction of a home;

•	the expected impact of outstanding claims and actions on our results of operations and financial position;

•	the likelihood of realization of a net deferred tax asset; and

•	the potential value of and expense related to stock option grants.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•	local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	the significant amount of our debt and the impact of the restrictive covenants in our credit agreements and public notes;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other factors included in this Form 10-K.

We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-K or the Annual Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities or other types of derivative financial instruments as of or during the year ended December 31, 2004. We do not enter into or hold derivatives for trading or speculative purposes. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2004. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, WRT Financial and Westfield Home Mortgage. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility of mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of December 31, 2004, Family Lending had approximately $98.8 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $87.8 million were hedged by forward sale commitments of mortgage-backed securities.

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

For our fixed rate debt, changes in interest rates generally affect the fair market value of each debt instrument but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flows. We do not have any obligations that currently require us to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2004, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $800,000. A one percentage point increase in interest rates on our average variable rate debt outstanding during 2004 would have resulted in an increase in variable rate interest costs of approximately $600,000. In addition, holding our combined homebuilding joint venture variable rate debt balance constant as of December 31, 2004, each one percentage point increase in interest rates would result in an approximately $5.5 million increase in the interest costs of the unconsolidated joint ventures.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our trust deed and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. Our senior notes payable and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2004.

	Expected Maturity Date							Estimated Fair Value
December 31,	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$88,233	$96	$45	$36	$40	$120	$88,570	$89,092
Average interest rate	5.3%	9.6%	9.1%	8.8%	8.9%	7.6%	5.3%

Liabilities:
Fixed rate debt	$16,542	$6,207	$2,319	$151,272	$150,000	$723,094	$1,049.434	$1,107,559
Average interest rate	6.8%	9.1%	5.6%	6.5%	5.1%	7.8%	7.2%
Variable rate debt	$81,892	$—	$—	$—	$—	$—	$81,892	$81,892
Average interest rate	3.4%	—	—	—	—	—	3.4%

Off-Balance Sheet Financial Instruments:
Forward sale commitments of mortgage-backed securities:
Notional amount	$87,816	$—	$—	$—	$—	$—	$87,816	$88,390
Average interest rate	5.5%	—	—	—	—	—	5.5%

Commitments to originate mortgage loans:
Notional amount	$40,739	$—	$—	$—	$—	$—	$40,739	$40,843
Average interest rate	5.4%	—	—	—	—	—	5.4%

(1)	Substantially all of the amounts presented in this line item for 2005 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

Based on the current interest rate management policies we have in place with respect to most of our mortgage loans held for sale, commitments to originate rate-locked mortgage loans and outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Pacific Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 22, 2005

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$3,341,600	$2,341,180	$1,870,757
Cost of sales	(2,525,797)	(1,839,066)	(1,531,879)

Gross margin	815,803	502,114	338,878

Selling, general and administrative expenses	(343,869)	(227,831)	(175,218)
Income from unconsolidated joint ventures	50,936	60,747	27,616
Interest expense	(7,521)	(6,847)	(5,489)
Other income (expense)	(6,203)	(1,433)	1,746

Homebuilding pretax income	509,146	326,750	187,533

Financial Services:
Revenues	12,854	13,724	10,420
Expenses	(12,323)	(8,926)	(5,944)
Income from unconsolidated joint ventures	2,491	3,169	2,323
Other income	448	381	349

Financial services pretax income	3,470	8,348	7,148

Income before taxes	512,616	335,098	194,681
Provision for income taxes	(196,799)	(130,719)	(75,992)

Net Income	$315,817	$204,379	$118,689

Earnings Per Share:
Basic	$9.37	$6.28	$3.78
Diluted	$9.08	$6.08	$3.67

Weighted Average Common Shares Outstanding:
Basic	33,687,216	32,555,189	31,399,120
Diluted	34,786,103	33,610,735	32,321,260

Cash dividends per share	$0.32	$0.32	$0.32

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$141,697	$159,654
Trade and other receivables	27,049	44,892
Inventories:
Owned	2,111,868	1,760,567
Not owned	268,028	128,453
Investments in and advances to unconsolidated joint ventures	205,429	164,649
Deferred income taxes	37,981	26,361
Goodwill	84,544	73,558
Other assets	35,162	24,634

	2,911,758	2,382,768

Financial Services:
Cash and equivalents	9,107	10,829
Mortgage loans held for sale	88,570	64,043
Other assets	3,798	3,063

	101,475	77,935

Total Assets	$3,013,233	$2,460,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$96,470	$77,837
Accrued liabilities	286,125	203,138
Liabilities from inventories not owned	32,390	19,615
Trust deed and other notes payable	26,340	24,232
Senior notes payable	874,068	823,001
Senior subordinated notes payable	149,026	148,936

	1,464,419	1,296,759

Financial Services:
Accounts payable and other liabilities	2,127	1,694
Mortgage credit facilities	81,892	59,317

	84,019	61,011

Total Liabilities	1,548,438	1,357,770

Minority Interests	142,800	69,732

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,617,349 and 33,862,218 shares outstanding, respectively	336	339
Additional paid-in capital	418,927	435,164
Retained earnings	902,732	597,698

Total Stockholders’ Equity	1,321,995	1,033,201

Total Liabilities and Stockholders’ Equity	$3,013,233	$2,460,703

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2001	29,372,832	$294	$277,604	$295,194	$573,092
Exercise of stock options and related income tax benefit	308,113	3	6,548	—	6,551
Repurchase of common shares, net of expenses	(590,200)	(6)	(13,544)	—	(13,550)
Cash dividends declared ($0.32 per share)	—	—	—	(10,170)	(10,170)
Issuance of common stock, net of expenses	2,500,000	25	80,213	—	80,238
Issuance of common stock in connection with acquisitions	592,885	6	18,902	—	18,908
Net income	—	—	—	118,689	118,689

Balance, December 31, 2002	32,183,630	322	369,723	403,713	773,758
Exercise of stock options and related income tax benefit	741,888	8	16,183	—	16,191
Repurchase of common shares, net of expenses	(63,300)	(1)	(1,607)	—	(1,608)
Cash dividends declared ($0.32 per share)	—	—	—	(10,394)	(10,394)
Issuance of common stock, net of expenses	1,000,000	10	49,990	—	50,000
Amortization of stock-based compensation	—	—	875	—	875
Net income	—	—	—	204,379	204,379

Balance, December 31, 2003	33,862,218	339	435,164	597,698	1,033,201
Exercise of stock options and related income tax benefit	573,231	5	16,011	—	16,016
Repurchase of common shares, net of expenses	(818,100)	(8)	(38,746)	—	(38,754)
Cash dividends declared ($0.32 per share)	—	—	—	(10,783)	(10,783)
Amortization of stock-based compensation	—	—	6,498	—	6,498
Net income	—	—	—	315,817	315,817

Balance, December 31, 2004	33,617,349	$336	$418,927	$902,732	$1,321,995

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$315,817	$204,379	$118,689
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated joint ventures	(53,427)	(63,916)	(29,939)
Cash distributions of income from unconsolidated joint ventures	67,457	63,905	18,034
Depreciation and amortization	4,044	3,636	2,678
Loss on early extinguishment of debt	10,154	3,203	—
Amortization of stock-based compensation	6,498	875	—
Changes in cash and equivalents due to:
Trade and other receivables	(6,507)	38,236	(28,437)
Inventories-owned	(281,171)	(335,020)	42,472
Inventories-not owned	(50,611)	65,325	(50,270)
Deferred income taxes	(11,620)	(7,750)	4,417
Other assets	(5,594)	18,081	(17,691)
Accounts payable	16,326	5,602	(3,000)
Accrued liabilities	84,738	59,292	19,111
Liabilities from inventories not owned	(3,958)	(42,197)	—

Net cash provided by operating activities	92,146	13,651	76,064

Cash Flows from Investing Activities:
Net cash paid for acquisitions	(25,078)	(113,224)	(176,088)
Investments in and advances to unconsolidated homebuilding joint ventures	(153,225)	(124,132)	(118,818)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	84,151	53,086	74,357
Net additions to property and equipment	(6,627)	(2,706)	(1,963)

Net cash used in investing activities	(100,779)	(186,976)	(222,512)

Cash Flows from Financing Activities:
Net payments on revolving credit facilities	—	—	(51,400)
Principal payments on trust deed and other notes payable	(32,087)	(22,576)	(20,076)
Redemption of senior notes payable	(259,045)	(102,883)	—
Proceeds from the issuance of senior notes payable	297,240	444,669	—
Proceeds from the issuance of senior subordinated notes payable	—	—	146,963
Net proceeds from (payments on) mortgage credit facilities	22,575	(52,671)	27,776
Proceeds from issuance of common stock	—	50,300	80,538
Dividends paid	(10,783)	(10,394)	(10,170)
Repurchase of common stock	(38,754)	(1,608)	(13,550)
Proceeds from the exercise of stock options	9,808	11,320	4,816

Net cash provided by (used in) financing activities	(11,046)	316,157	164,897

Net increase (decrease) in cash and equivalents	(19,679)	142,832	18,449
Cash and equivalents at beginning of year	170,483	27,651	9,202

Cash and equivalents at end of year	$150,804	$170,483	$27,651

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$80,624	$68,033	$52,039
Income taxes	178,698	124,055	54,397
Supplemental Disclosures of Noncash Activities:
Inventory financed by trust deed and other notes payable	$33,519	$29,366	$16,087
Inventory received as distributions from unconsolidated homebuilding joint ventures	13,960	29,323	3,950
Deferred purchase price recorded in connection with acquisitions	6,982	4,698	8,330
Expenses capitalized in connection with the issuance of senior notes payable and senior subordinated notes payable	2,760	4,257	1,838
Trust deed and other notes payable assumed in connection with acquisition	—	—	1,174
Issuance of common stock in connection with acquisitions	—	—	18,908
Income tax benefit credited in connection with the exercise of stock options	6,208	4,871	1,735
Inventories not owned	88,964	85,389	46,155
Liabilities from inventories not owned	16,733	15,657	46,155
Minority interests	72,231	69,732	—

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

Our percentage of home deliveries by state (including deliveries by unconsolidated joint ventures) for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
State	2004	2003	2002
California	39%	39%	42%
Florida	26	27	19
Arizona	18	19	23
Carolinas	6	7	4
Texas	6	5	8
Colorado	5	3	4

Total	100%	100%	100%

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

2. Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements include the accounts of Standard Pacific Corp., its wholly owned subsidiaries and accounts of consolidated variable interest entities. All significant intercompany accounts and transactions have been eliminated.

b. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Segment Reporting

We report our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Our homebuilding operating divisions and our mortgage financing and title service operations are our operating segments. Our homebuilding operating divisions have similar economic characteristics, therefore, we aggregate them into a single homebuilding reportable segment in accordance with SFAS 131. Our mortgage financing and title services operations are included in our financial services reporting segment. These two segments are

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

d. Business Combinations

Acquisitions of businesses are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. Our reported income from an acquired company includes the operations of the acquired company from the effective date of acquisition.

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

h. Warranty Costs

Estimated future warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Beginning January 1, 2004, indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Accrued warranty is included in accrued liabilities in our consolidated balance sheets. Changes in our accrued warranty are detailed in the table set forth below:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Accrued warranty, beginning of the year	$23,522	$16,984	$14,952
Warranty costs accrued during the year	12,243	22,380	16,642
Warranty costs paid during the year	(12,205)	(15,842)	(14,610)

Accrued warranty, end of the year	$23,560	$23,522	$16,984

i. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options and performance share awards using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Year Ended December 31,
	2004			2003			2002
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$315,817	33,687,216	$9.37	$204,379	32,555,189	$6.28	$118,689	31,399,120	$3.78
Effect of dilutive stock options (1)	—	1,098,887		—	1,055,546		—	922,140

Diluted earnings per share	$315,817	34,786,103	$9.08	$204,379	33,610,735	$6.08	$118,689	32,321,260	$3.67

(1)	For the years ended December 31, 2004, 2003 and 2002, antidilutive stock options and performance share awards not included in the calculation of diluted earnings per share were 591,050, 357,050 and 25,000, respectively.

j. Stock-Based Compensation

At December 31, 2004, we have stock option plans that are further described in Note 12. In 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123,

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Stock-Based Compensation” (“SFAS 123”). We selected the prospective method of adopting SFAS 123 as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the prospective method, the fair value recognition provisions are applied to all stock-based awards granted, modified or settled after December 31, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock-based awards is determined using the fair value of the stock-based awards on the date of grant. Total compensation expense is recognized on a straight-line basis over the vesting period as if adoption had occurred effective January 1, 2003.

With the exception of unvested options that will be required to be expensed effective July 1, 2005 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), as described further in Note 2u below, grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. In accordance with the intrinsic value method of accounting, no stock-based employee compensation expense is reflected in net income relating to stock-based awards granted prior to January 1, 2003 as all stock-based awards granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant and vesting is not dependent on any future conditions. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plans in each period:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$315,817	$204,379	$118,689
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	4,003	534	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(5,610)	(3,211)	(3,016)

Net income, as adjusted	$314,210	$201,702	$115,673

Earnings per share:
Basic—as reported	$9.37	$6.28	$3.78
Basic—as adjusted	$9.33	$6.20	$3.68
Diluted—as reported	$9.08	$6.08	$3.67
Diluted—as adjusted (1)	$9.02	$6.01	$3.59

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all of our stock-based compensation plans for the years ended December 31, 2004, 2003 and 2002 were 34,821,721, 33,588,952 and 32,228,821, respectively.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option granted during each of the three years ended December 31, 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0.58%	0.96%	1.40%
Expected volatility	47.65%	53.76%	53.93%
Risk-free interest rate	3.52%	3.08%	3.52%
Expected life	5 years	5 years	5 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $24.06, $15.25 and $10.15, respectively.

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

m. Inventories

Inventories consisted of the following at:

	December 31,
	2004	2003
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,138,766	$1,054,887
Homes completed and under construction	855,585	600,580
Model homes	117,517	105,100

Total inventories owned	$2,111,868	$1,760,567

Inventories not owned:
Land purchase and land option deposits	$93,675	$39,106
Variable interest entities, net of deposits	171,590	82,232
Other land option contracts, net of deposits	2,763	7,115

Total inventories not owned	$268,028	$128,453

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories owned consists of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses, if any. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales value.

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

At December 31, 2004 and 2003, we consolidated 17 and 7 VIEs, respectively, as a result of our option to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $19.7 million and $3.8 million, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our consolidated balance sheets at December 31, 2004 and 2003, were inventories not owned related to these VIEs of approximately $191.3 million and $86.0 million (which includes $19.7 million and $3.8 million in deposits), liabilities from inventories not owned of approximately $29.6 million and $12.5 million, and minority interests of approximately $142.0 million and $69.7 million, respectively. These amounts were recorded based on their estimated fair values upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

We account and report for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates, which could affect our future results of operations. We review each real estate project to determine whether or not carrying amounts have been impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, we closed our Houston division and transferred the remaining homes (both completed and under constructions) as well as the remaining lots to our Dallas division. As of December 31, 2004 and 2003, there were approximately $725,000 and $2.9 million, respectively, of assets remaining, which primarily consisted of real estate inventories. We have continued to market these assets and anticipate disposing of substantially all of these assets by the end of 2005.

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

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Total homebuilding interest incurred	$87,085	$76,032	$56,667
Less: Homebuilding interest capitalized to inventories owned	(79,564)	(69,185)	(51,178)

Homebuilding interest expense	$7,521	$6,847	$5,489

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$59,382	$62,607	$48,208

Homebuilding interest capitalized in ending inventories owned	$58,620	$38,438	$31,860

o. Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50 percent. In certain instances, our ownership interest in these unconsolidated joint ventures may be greater than 50 percent, however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46, we are not considered the primary beneficiary of the entities determined to be VIEs, and/or we do not have voting control.

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

q. Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 141. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit. We performed our annual impairment test of goodwill in accordance with SFAS 142 as of October 1, 2004 and determined there was no impairment.

r. Insurance and Litigation Accruals

Insurance and litigation accruals are established for estimated future claims costs. We maintain general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record estimated costs to cover our self-insured retentions and deductible amounts under these policies, estimated costs that may exceed our coverage limits, and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals include consideration of our claims history, current claims, and potential for recovery of costs from insurance and other sources.

s. Derivative Instruments and Hedging Activities

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

t. Accounting for Guarantees

We account for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2004, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 10 for further discussion).

u. Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will be effective for our fiscal quarter beginning July 1, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. In 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We recognize compensation expense related to stock-based awards granted, modified or settled after December 31, 2002, as further described in Note 2j. We have evaluated the impact of adopting SFAS 123R, and we do not believe the adoption SFAS 123R will have a material impact on our financial condition or results of operations.

v. Reclassifications

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

	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Cash	$48,926	$40,230
Inventories	1,181,958	733,485
Other assets	10,044	28,736

Total assets	$1,240,928	$802,451

Liabilities and Equity:
Accounts payable and accrued liabilities	$104,168	$64,138
Construction loans and trust deed notes payable	554,620	292,679
Equity	582,140	445,634

Total liabilities and equity	$1,240,928	$802,451

Our share of equity shown above was approximately $201.1 million and $154.4 million at December 31, 2004 and 2003, respectively. Additionally, as of December 31, 2004 and 2003, we had advances outstanding of approximately $4.3 and $10.2 million to these unconsolidated joint ventures, which were included in accounts payable and accrued liabilities in the table above.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Revenues	$283,714	$460,403	$249,431
Cost of sales and expenses	(181,947)	(295,796)	(192,236)

Net income	$101,767	$164,607	$57,195

Income from unconsolidated joint ventures as presented in the accompanying consolidated financial statements reflect our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the years ended December 31, 2004, 2003 and 2002, we recognized approximately $4.2 million, $8.8 million and $8.5 million, respectively, in management fees and recorded these amounts as a reduction of general and administrative and construction overhead costs. As of December 31, 2004 and 2003, we had approximately $516,000 and $4.7 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying consolidated balance sheets.

4. Acquisitions

On April 15, 2002, we acquired Westbrooke Homes for total consideration of approximately $39 million in cash, plus the repayment of approximately $55 million in indebtedness. In connection with this acquisition, we recorded goodwill of approximately $12.5 million. Westbrooke Homes is a longtime homebuilder in the Miami, Florida metropolitan area.

On May 14, 2002, we acquired Colony Homes for total consideration of approximately $26 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $9 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $15.9 million. The stock component consisted of the issuance of 133,333 shares of Standard Pacific common stock valued under the agreement at $30 per share. The contingent payments are subject to an aggregate cap of $7 million and will be payable pursuant to an earnout arrangement based on pretax income of Colony Homes during the period 2003 through 2005. Contingent payments are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. During the years ended December 31, 2004 and 2003, we recorded additional goodwill of approximately $1.3 million and $1.6 million, respectively. Colony Homes has been in business since 1991 in the Orlando, Florida metropolitan area.

On August 13, 2002, we acquired Westfield Homes for total consideration of approximately $56.5 million in cash (including the contingent payments described below) and stock, plus the repayment of approximately $46 million in indebtedness. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $13.8 million. The cash component of the purchase price consisted of an initial payment of approximately $20 million, a deferred payment of $7 million paid in January 2003 and contingent payments estimated to equal approximately $14.5 million. The contingent payments are subject to an annual earnout arrangement based on a percentage of pretax income of Westfield Homes for the period subsequent to the acquisition through December 31, 2002, and for the years ended December 31, 2003 through December 31, 2005. Contingent payments are recorded as goodwill as they are earned and are payable in cash annually following the relevant year end. During the years ended December 31, 2004, 2003 and 2002, we recorded additional goodwill

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of approximately $4.0 million, $3.1 million and $1.3 million, respectively. The stock component consisted of the issuance of 459,552 shares of Standard Pacific common stock valued under the agreement at $32.64 per share. Westfield Homes has been in business since 1980 and currently operates in Tampa and Southwest Florida, and in Raleigh-Durham and Charlotte in the Carolinas. We did not acquire Westfield’s Illinois operations.

In October 2003, we acquired Coppenbarger Homes, a longtime homebuilder in the Jacksonville, Florida metropolitan area. In December 2003, we acquired Lucas and Mercier Development, Inc.’s Sacramento homebuilding operations.

In August 2004, we acquired Kemmerly Homes, a homebuilder in the Tucson, Arizona area.

All of these acquisitions were accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price of these acquisitions was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Westbrooke Homes, Colony Homes, Westfield Homes, Coppenbarger Homes, Lucas and Mercier, and Kemmerly Homes are included in the accompanying consolidated financial statements beginning on their respective dates of acquisition.

The following unaudited pro forma condensed combined financial data for the year ended December 31, 2002 was derived from our historical consolidated financial statements and the historical financial statements of Westbrooke Homes, Colony Homes and Westfield Homes. The unaudited pro forma condensed combined financial data gives effect to these acquisitions as if they had occurred at the beginning of the period presented.

The unaudited pro forma condensed combined financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the acquisitions had been consummated as of the date indicated below and should not be construed as representative of future operating results.

Year Ended December 31, 2002
(Dollars in thousands, except per share amounts)
Pro Forma:
Revenues	$2,039,313
Net Income	$123,267
Earnings Per Share:
Basic	$3.88
Diluted	$3.77
Weighted Average Common Shares Outstanding:
Basic	31,736,340
Diluted	32,658,480

5. Revolving Credit Facility and Trust Deed and Other Notes Payable

a. Revolving Credit Facility

In May 2004, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $560 million, extend the maturity date to May 2008 and revise certain financial and other covenants. In addition, the amended credit facility contains provisions allowing us, at our option, to increase the total aggregate commitment under the credit facility up to

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$750 million, subject to certain conditions, including the availability of additional bank lending commitments. In February 2005, we increased the credit facility to $600 million. The financial covenants contained in the credit facility require us to, among other things, maintain a minimum level of consolidated tangible stockholders’ equity and a minimum interest coverage ratio. The credit facility also limits our leverage and investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the credit facility and from other sources. Certain of our wholly owned subsidiaries guarantee our obligations under the credit facility. At December 31, 2004, we had no borrowings outstanding and had issued approximately $69.6 million in letters of credit under this credit facility. Interest rates charged under this facility include LIBOR and prime rate pricing options. In addition, there are fees charged on the unused portion of the credit facility. As of December 31, 2004, and throughout the year, we were in compliance with the covenants of the credit facility.

b. Trust Deed and Other Notes Payable

At December 31, 2004 and 2003, trust deed and other notes payable consisted of trust deeds for land purchases and infrastructure financing bonds.

c. Borrowings and Maturities

The following summarizes the borrowings outstanding under the unsecured revolving credit facility and trust deed and other notes payable (excluding senior and senior subordinated notes payable—see Notes 6 and 7) during the three years ended December 31:

	2004	2003	2002
	(Dollars in thousands)
Maximum borrowings outstanding during the year at month end	$222,873	$115,959	$122,307
Average outstanding balance during the year	$86,664	$36,520	$72,956
Weighted average interest rate for the year	4.8%	3.4%	3.7%
Weighted average interest rate on borrowings outstanding at year end	7.2%	4.5%	3.9%

Maturities of the trust deed and other notes payable and senior and senior subordinated notes payable (see Notes 6 and 7 below) are as follows as of December 31, 2004:

Year Ended December 31,
(Dollars in thousands)
2005	$16,542
2006	6,207
2007	2,319
2008	151,272
2009	150,000
Thereafter	723,094

$1,049,434

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
8% Senior Notes due 2008, net	$—	$99,657
6 1/2% Senior Notes due 2008	150,000	150,000
8 1/2% Senior Notes due 2009, net	—	149,354
5 1/8% Senior Notes due 2009	150,000	—
9 1/2% Senior Notes due 2010	125,000	125,000
6 7/8% Senior Notes due 2011	175,000	175,000
7 3/4% Senior Notes due 2013, net	124,068	123,990
6 1/4% Senior Notes due 2014	150,000	—

	$874,068	$823,001

In February 1998, we issued $100 million of 8% Senior Notes due February 15, 2008 (the “8% Senior Notes”). The 8% Senior Notes were issued at a discount to yield approximately 8.1 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets.

In April 1999, we issued $100 million of 8 1/2% Senior Notes due April 1, 2009 (the “8 1/2% Senior Notes due 2009”). The 8 1/2% Senior Notes due 2009 were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. In June 2001, we issued $50 million of 8 1/2% Senior Notes due on April 1, 2009. These notes were an add-on to our previously issued 8 1/2% Senior Notes due 2009. These notes were issued at a discount to yield approximately 8.8 percent under the effective interest method.

In April 2004, we redeemed and retired all $100 million of our 8% Senior Notes due 2008 and all $150 million of our 8 1/2% Senior Notes due 2009 for approximately $259.0 million. In connection with these redemptions, we incurred a pretax charge of approximately $10.2 million. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs, including the write-off of the remaining unamortized bond discount, and was included in other income (expense) in the accompanying consolidated statements of income.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, we issued $175 million of 6 7/8% Senior Notes that mature on May 15, 2011. Interest on these notes is due and payable on May 15 and November 15 of each year until maturity, with the initial payment made on November 15, 2003. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from the 6 7/8% Senior Notes were approximately $173.4 million and were used to pay off borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

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

In March 2004, we issued $150 million of 5 1/8% Senior Notes that mature on April 1, 2009 (the “5 1/8% Senior Notes”) and $150 million of 6 1/4% Senior Notes that mature on April 1, 2014 (the “6 1/4% Senior Notes”). These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, with the initial payments made on October 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $297.2 million, and $259.0 million was used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8 1/2% Senior Notes due 2009 with the balance used for general corporate purposes.

The senior notes described above are all senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, as defined in the governing indentures, we are required to make an offer to purchase these notes at 101 percent of the principal amount. As of December 31, 2004, we were in compliance with all of the covenants under the notes.

7. Senior Subordinated Notes Payable

On April 15, 2002, we issued $150 million of 9 1/4% Senior Subordinated Notes that mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets and are unsecured obligations that are junior to our senior unsecured indebtedness. Interest on these notes is payable on April 15 and October 15 of each year until maturity. Net proceeds after underwriting expenses were approximately $147.0 million. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes. As of December 31, 2004, we were in compliance with all of the covenants under the notes.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Mortgage Credit Facilities

Our financial services subsidiary, Family Lending Services, utilizes three mortgage credit facilities to fund mortgage loans, which serve as collateral, with a total aggregate commitment of $140 million. One of the facilities provides $30 million in additional borrowing capacity between October 1, 2004 and February 28, 2005, providing for an aggregate commitment up to $170 million. Under these mortgage credit facilities, mortgage loans presold to investors are financed for a short period of time (typically for 15 to 30 days), while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically financed for 15 to 60 days, before sale to third party investors. The mortgage credit facilities have current maturity dates ranging from April 26, 2005 to June 26, 2005. Maximum borrowings outstanding under these facilities during 2004, 2003 and 2002 were approximately $82.1 million, $84.0 million and $112.0 million, respectively. Average borrowings outstanding during the years ended December 31, 2004, 2003 and 2002 were approximately $59.7 million, $66.7 million and $51.1 million, respectively. The weighted average interest rate of borrowings under the mortgage credit facilities, which have LIBOR based pricing, during the years ended December 31, 2004, 2003 and 2002 were 2.5 percent, 2.2 percent and 2.7 percent, respectively. In addition, the facilities also contain certain financial covenants including leverage and net worth covenants. As of December 31, 2004, and throughout the year, Family Lending was in compliance with all covenants under the mortgage credit facilities.

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

Senior and Senior Subordinated Notes Payable—These issues are publicly traded over the counter and their fair values were based upon the values of their last trade at year end.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$141,697	$141,697	$159,654	$159,654
Financial services:
Cash and equivalents	9,107	9,107	10,829	10,829
Mortgage loans held for sale	88,570	89,092	64,043	64,228
Financial liabilities:
Homebuilding:
Trust deed and other notes payable	$26,340	$26,340	$24,232	$24,232
Senior notes payable, net	874,068	906,844	823,001	865,750
Senior subordinated notes payable, net	149,026	174,375	148,936	167,250
Financial services:
Mortgage credit facilities	81,892	81,892	59,317	59,317

10. Commitments and Contingencies

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2004 are as follows:

Year Ended December 31,
(Dollars in thousands)
2005	$6,944
2006	5,938
2007	4,939
2008	4,597
2009	3,520
Thereafter	1,946

Subtotal	27,884
Less—Sublease income	(294)

Net rental obligations	$27,590

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2004, 2003 and 2002 was approximately $7.5 million, $5.8 million and $4.4 million, respectively.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of December 31, 2004, we had cash deposits of approximately $75.1 million on land purchase contracts having a total remaining purchase price of $775.3

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. Approximately $123.3 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of December 31, 2004, we had cash deposits and letters of credit outstanding of approximately $28.4 million on option contracts having a total remaining purchase price of approximately $375.1 million. Approximately $29.7 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2004, our unconsolidated joint ventures had borrowings outstanding of approximately $554.6 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these financings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of December 31, 2004, approximately $326.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

We and our joint venture partners are also generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In some instances, these indemnities are subject to caps. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of December 31, 2004, there were approximately $232.7 million of surety bonds outstanding all of which are subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $40.7 million at December 31, 2004, and carried a weighted average interest rate of approximately 5.4 percent. Interest rate risks related to these obligations are generally mitigated by Family

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lending preselling the loans to third party investors or through its interest rate hedging program. As of December 31, 2004, Family Lending had approximately $98.8 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $87.8 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of December 31, 2004, Family Lending held approximately $10.0 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

We are party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to certain claims and litigation cannot presently be ascertained, we do not believe that these matters will result in us making a payment of monetary damages that, in the aggregate, would have a material impact on our financial position, results of operations or liquidity. It is possible that the accrual provided for by us with respect to such claims and litigation could change in the near term.

11. Income Taxes

The provision for income taxes includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current:
Federal	$176,997	$117,067	$60,431
State	31,422	21,402	11,144

	208,419	138,469	71,575

Deferred:
Federal	(11,276)	(6,749)	3,624
State	(344)	(1,001)	793

	(11,620)	(7,750)	4,417

Provision for income taxes	$196,799	$130,719	$75,992

The components of our net deferred income tax asset are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Inventory adjustments	$13,111	$7,358
Financial accruals	18,010	14,649
State income taxes	10,998	7,491
Nondeductible purchase price	(304)	(399)
Amortization of goodwill	(3,585)	(1,909)
Other	(249)	(829)

	$37,981	$26,361

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, we had a consolidated net deferred tax asset of approximately $38.0 million. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

The effective tax rate differs from the federal statutory rate of 35 percent due to the following items:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income before taxes	$512,616	$335,098	$194,681

Provision for income taxes at statutory rate	$179,416	$117,284	$68,138
Increases (decreases) in tax resulting from:
State income taxes, net of federal benefit	20,201	13,261	7,759
Other, net	(2,818)	174	95

Provision for income taxes	$196,799	$130,719	$75,992

Effective tax rate	38.4%	39.0%	39.0%

12. Stock Incentive Plans

In 1991, we adopted the 1991 Employee Stock Incentive Plan (the “1991 Plan”) pursuant to which our officers, directors and employees were eligible to receive options to purchase shares of our common stock. Under the 1991 Plan, the maximum number of shares of common stock that may be issued is one million. The 1991 Plan is terminated, and thus no additional awards will be made under the plan. In 1997 our stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the 1997 Plan, the maximum number of shares of common stock that may be issued is two million. On May 18, 2000, our stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). On May 15, 2002, our stockholders approved an amendment to the 2000 Plan approving the issuance of an additional 1.5 million shares under the plan, such that the maximum number of shares of common stock that may be issued under the plan is 2.5 million. On April 24, 2001, Standard Pacific’s Board of Directors approved the 2001 Non-Executive Officer Stock Incentive Plan with a maximum of 525,000 shares of common stock that may be issued.

Stock options granted under the plans discussed above are granted at prices equal to the fair market value of the shares at the date of grant. These options typically vest over a one to four year period and generally expire 10 years after grant. When the options are exercised, the proceeds are credited to equity including the related income tax benefits, if any.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option transactions relating to the four plans on a combined basis for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,917,343	$18.72	3,408,712	$16.58	3,037,707	$14.88
Granted	415,750	55.17	361,000	33.28	766,000	22.90
Exercised	(573,231)	17.11	(741,888)	15.26	(308,113)	15.63
Canceled	(51,327)	33.74	(110,481)	23.05	(86,882)	17.21

Options outstanding, end of year	2,708,535	$24.37	2,917,343	$18.72	3,408,712	$16.58

Options exercisable at end of year	1,871,187	$16.88	1,911,482	$15.31	1,983,468	$14.06

Options available for future grant	665,340		1,029,763		1,280,282

As of December 31, 2004, there was approximately $10.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$6.00	$12.00	751,967	$9.83	3.0 years	751,967	$9.83
$12.01	$22.00	738,653	$19.08	6.5 years	611,514	$18.47
$22.01	$33.41	813,165	$27.29	7.3 years	507,706	$25.39
$33.42	$55.17	404,750	$55.17	9.3 years	—	$—

On January 29, 2004 (the “Grant Date”), the Compensation Committee of our Board of Directors granted eight executive officers a performance share award under our 2000 Stock Incentive Plan at a fair value of $46.12 per share. These performance share awards resulted in the issuance of restricted shares of our common stock (“Shares”) based upon the degree to which we achieved a targeted return on equity for fiscal year 2004 and the Compensation Committee’s subjective evaluation of management’s effectiveness during such period. On February 1, 2005, the Compensation Committee of the Board of Directors approved the issuance of 188,000 Shares subject to this plan. These shares were issued on February 16, 2005, with one-third of the Shares vested one year after the Grant Date and an additional one-third vesting on each of the next two anniversaries of the Grant Date if the executive remains an employee through the vesting dates. Compensation expense recognized related to these awards during the year ended December 31, 2004 totaled approximately $2.6 million. As of December 31, 2004, there was approximately $6.0 million of unrecognized stock-based compensation expense related to this performance share award, which is expected to be recognized over a period of 2.1 years.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholder Rights Plan and Common Stock Repurchase Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a new stockholder rights agreement (the “Agreement”). Under the Agreement, one preferred stock purchase right was granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as defined, and upon paying the exercise price (currently $115), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, if we merge into another corporation, or if 50 percent or more of our assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then current market value. In either situation, these rights are not exercisable by the acquiring party. The rights may be redeemed by Standard Pacific’s Board of Directors under certain circumstances, including if they believe a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed, or exchanged. If the rights are separated from the common shares, the rights shall expire ten years from the date they were separated.

In May 2004, our Board of Directors authorized a new $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. For the year ended December 31, 2004, we repurchased 323,200 shares of common stock for approximately $15.0 million under the previous stock repurchase plan, and through December 31, 2004, we had repurchased an aggregate of 494,900 shares of common stock for approximately $23.8 million under the new stock repurchase plan leaving a balance of approximately $51.2 million available for future share repurchases.

14. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(Dollars in thousands, except per share amounts)
2004:
Revenues	$537,385	$771,072	$869,753	$1,176,244	$3,354,454
Homebuilding gross margin	$121,431	$180,515	$199,070	$314,787	$815,803
Income before taxes	$69,413	$97,189	$120,361	$225,653	$512,616
Net income	$42,391	$59,996	$74,594	$138,836	$315,817
Diluted earnings per share	$1.21	$1.72	$2.16	$4.01	$9.08
2003:
Revenues	$402,916	$519,305	$626,682	$806,000	$2,354,904
Homebuilding gross margin	$77,826	$106,397	$135,283	$182,608	$502,114
Income before taxes	$40,717	$68,878	$94,802	$130,702	$335,098
Net income	$24,789	$41,963	$57,897	$79,730	$204,379
Diluted earnings per share	$0.75	$1.26	$1.72	$2.33	$6.08

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion	Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Standard Pacific Corp. and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2004, we designed and implemented new controls within our enterprise resource planning (“ERP”) system to enhance our user access security and improve our ability to monitor program changes and activity within our ERP system. Except as described above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Standard Pacific Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of Standard Pacific Corp. and subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Standard Pacific Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Standard Pacific Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Standard Pacific Corp. and subsidiaries and our report dated February 22, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine,	California
February	22, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers’ ages, positions and brief accounts of their business experience as of February 18, 2005, are set forth below.

Name	Age	Position
Stephen J. Scarborough	56	Chairman of the Board and Chief Executive Officer
Michael C. Cortney	57	President; Director
Andrew H. Parnes	46	Executive Vice President—Finance and Chief Financial Officer; Director
Clay A. Halvorsen	45	Executive Vice President, General Counsel and Secretary
Jari L. Kartozian	46	Senior Vice President
Scott D. Stowell	47	President, Southern California Region
Kathleen R. Wade	51	President, Southwest Region
Douglas C. Krah	51	President, Northern California Region
Bruce F. Dickson	51	President, Southeast Region

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

Douglas C. Krah has served as President of our Northern California Region since January 2004. From July 1999 until December 2004, Mr. Krah served as President of our Northern California—East Bay division. Mr. Krah served as Division President of our Northern California—South Bay division from January 1998 until June 1999. Mr. Krah joined the Company in November 1994 as Director of Project Management for the Northern California—East Bay division.

Bruce F. Dickson has served as President of our Southeast Region since August 2004. Mr. Dickson continues in his role as Division President of our Austin division that he assumed in November 2002. Prior to joining Standard Pacific, Mr. Dickson held various positions in homebuilding and financial services, including a Regional President position with D.R. Horton.

The remaining information required by Items 401, 405 and 406 of Regulation S-K will be set forth in the Company’s 2004 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004 (the “2005 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2005 Proxy Statement is incorporated herein by this reference. All references to the 2005 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee,” “Report of the Audit Committee” and “Company Performance.”

Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our senior financial and executive officers, as well as our directors. We will disclose any waivers of, or amendments to, any provision of the Code of Business Conduct and Ethics that applies to our directors and senior financial and executive officers on our website, www.standardpacifichomes.com through the “Investor Relations” link under the heading, “Corporate Governance.”

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

Corporate Secretary

Standard Pacific Corp.

15326 Alton Parkway

Irvine, California 92618-2338

Telephone: (949) 789-1600

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2005 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2005 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2005 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2005 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	FinancialStatements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Income for each of the three years in the period ended December 31, 2004	38
	Consolidated Balance Sheets at December 31, 2004 and 2003	39
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004	40
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	41
	Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedules:

	Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 71-74 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 71-74 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 22nd day of February 2005.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN J. SCARBOROUGH (Stephen J. Scarborough)	Chairman of the Board of Directors and Chief Executive Officer	February 22, 2005

/s/ ANDREW H. PARNES (Andrew H. Parnes)	Executive Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 22, 2005

/s/ MICHAEL C. CORTNEY (Michael C. Cortney)	President and Director	February 22, 2005

/s/ JAMES L. DOTI (James L. Doti)	Director	February 22, 2005

/s/ RONALD R. FOELL (Ronald R. Foell)	Director	February 22, 2005

/s/ DOUGLAS C. JACOBS (Douglas C. Jacobs)	Director	February 22, 2005

/s/ LARRY D. MCNABB (Larry D. McNabb)	Director	February 22, 2005

/s/ FRANK E. O’BRYAN (Frank E. O’Bryan)	Director	February 22, 2005

/s/ JEFFREY V. PETERSON (Jeffrey V. Peterson)	Director	February 22, 2005

INDEX TO EXHIBITS

*3.1	Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), filed with the Securities and Exchange Commission on August 16, 1991.

*3.2	Certificate of Correction of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.3	Form of Certificate of Amendment to Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.4	Form of Certificate of Merger of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.5	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), as filed with the Securities and Exchange Commission on August 16, 1991.

*4.2	Amended and Restated Rights Agreement, dated as of July 24, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*4.3	Indenture, dated as of April 1, 1992, by and between the Registrant and United States Trust Company of New York, Trustee, incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1993.

*4.4	Standard Pacific Corp. Officers’ Certificate dated February 5, 1998 with respect to the Registrant’s 8% Senior Notes due 2008, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

*4.5	First Supplement Indenture, dated as of December 28, 2001, by and between the Registrant and the Bank of New York (as successor in interest to United States Trust Company of New York), incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*4.6	Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

*4.7	First Supplemental Indenture relating to the Registrant’s 8 1/2% Senior Notes due 2009, dated as of April 13, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated April 16, 1999.

*4.8	Second Supplemental Indenture relating to the Registrant’s 9 1/2% Senior Notes due 2010, dated as of September 5, 2000, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2000.

*4.9	Third Supplemental Indenture relating to the Registrant’s 8 1/2% Senior Notes due 2009 and 9½% Notes due 2010, dated as of December 28, 2001, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

*4.10	Fourth Supplemental Indenture relating to the Registrant’s 7 3/4% Senior Notes due 2013, dated as of March 7, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.11	Fifth Supplemental Indenture relating to the Registrant’s 6 7/8% Senior Notes due 2011, dated as of May 12, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

*4.12	Sixth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2008, dated as of September 30, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

*4.13	Seventh Supplemental Indenture relating to the Registrant’s 5 1/8% Senior Notes due 2009, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.14	Eighth Supplemental Indenture relating to the Registrant’s 6 1/4% Senior Notes due 2014, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.15	Senior Subordinated Debt Securities Indenture dated as of April 10, 2002 by and between the Registrant and Bank One Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*4.16	First Supplemental Indenture relating to the Registrant’s 9 1/4% Senior Subordinated Notes due 2012, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*10.1	Amended and Restated Revolving Credit Agreement dated as of May 12, 2004, among the Registrant; Bank of America, N.A.; Bank One, NA; Guaranty Bank; The Royal Bank of Scotland PLC; Washington Mutual Bank, FA; Credit Suisse First Boston, Cayman Islands Branch; PNC Bank, National Association; SunTrust Bank; AmSouth Bank; Bank of the West; Comercia Bank; Key Bank National Association; Union Bank of California, N.A.; US Bank National Association; Wells Fargo Bank, National Association; California Bank & Trust; and Compass Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

+*10.2	Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

+*10.3	Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 3, 1992.

+*10.4	Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.5	Form of Non-Qualified Stock Option Agreement to be used in connection with Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.6	Form of Non-Qualified Director’s Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.7	Form of Incentive Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

*10.8	Standard Pacific Corp. 2001 Non-Executive Officer Stock Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10.9	Industrial Lease between Irvine Technology Partners III and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

+*10.10	Change of Control Agreement, dated December 1, 2000, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

+*10.11	Form of Change of Control Agreement, between the Registrant and each of Michael C. Cortney, Andrew H. Parnes, Clay A. Halvorsen, Jari L. Kartozian, Scott D. Stowell, Kathleen R. Wade, Douglas C. Krah, and Bruce F. Dickson incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.12	Stock Purchase Agreement dated April 6, 2002 between Newmark Homes Corp. and the Registrant, relating to the acquisition of Westbrooke Homes, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.13	Stock Purchase Agreement dated May 13, 2002 between Larry Godwin, Robert Godwin, Colony Communities, Inc. and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

+*10.14	2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2004.

+*10.15	Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

+*10.16	Standard Terms and Conditions for Non-Employee Director Non-Qualified Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

+*10.17	Standard Terms and Conditions for Incentive Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

+*10.18	Form of Performance Share Award Agreement to be used in connection with the Registrant’s 2000 Stock Incentive Plan, incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*10.19	Stock Purchase Agreement dated August 9, 2002 between the shareholders of Westfield Homes USA, Inc., WF Acquisition, Inc. and the Registrant, relating to the acquisition of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

*10.20	Amendment No. 1 to Westfield Homes Stock Purchase Agreement Dated June 1, 2004, by and among the Registrant, Westfield Homes USA, Inc., a wholly owned subsidiary of the Registrant, and the former shareholders of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

+*10.21	Director Compensation Program, incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.22	Executive Officer Compensation, incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.23	Form of Performance Share Award Agreement to be used in connection with the Registrant’s 2000 Stock Incentive Plan, incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.24	Form of Restricted Share Award Agreement to be used in connection with the Registrant’s 2000 Stock Incentive Plan incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.25	Standard Pacific Corp. Deferred Compensation Plan, effective February 1, 2002, incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.26	Standard Pacific Corp. 2005 Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

*10.27	Second Amendment to Lease dated February 22, 2005, by and between Irvine Technology Partners III and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.