Form 10-Q
period 2005-03-31
STANDARD PACIFIC CORP /DE/
filed 2005-05-05
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at May 2, 2005: 33,905,907

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Homebuilding:
Revenues	$836,346	$535,254
Cost of sales	(619,179)	(413,823)

Gross margin	217,167	121,431

Selling, general and administrative expenses	(92,359)	(67,707)
Income from unconsolidated joint ventures	6,627	16,249
Interest expense	(2,270)	(1,565)
Other income	1,748	655

Homebuilding pretax income	130,913	69,063

Financial Services:
Revenues	3,856	2,131
Expenses	(3,766)	(2,564)
Income from unconsolidated joint ventures	439	736
Other income	106	47

Financial services pretax income	635	350

Income before taxes	131,548	69,413
Provision for income taxes	(49,433)	(27,022)

Net Income	$82,115	$42,391

Earnings Per Share:
Basic	$2.44	$1.25
Diluted	$2.36	$1.21

Weighted Average Common Shares Outstanding:
Basic	33,701,735	33,940,048
Diluted	34,827,280	35,089,677

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$8,367	$141,697
Trade and other receivables	48,913	27,049
Inventories:
Owned	2,263,490	2,111,868
Not owned	309,273	268,028
Investments in and advances to unconsolidated joint ventures	255,476	205,429
Deferred income taxes	34,517	37,981
Goodwill	88,607	84,544
Other assets	41,300	35,162

	3,049,943	2,911,758

Financial Services:
Cash and equivalents	3,607	9,107
Mortgage loans held for sale	78,303	88,570
Other assets	3,525	3,798

	85,435	101,475

Total Assets	$3,135,378	$3,013,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$97,030	$96,470
Accrued liabilities	238,700	286,125
Liabilities from inventories not owned	33,644	32,390
Revolving credit facility	77,200	—
Trust deed and other notes payable	24,188	26,340
Senior notes payable	874,089	874,068
Senior subordinated notes payable	149,049	149,026

	1,493,900	1,464,419

Financial Services:
Accounts payable and other liabilities	1,376	2,127
Mortgage credit facilities	70,121	81,892

	71,497	84,019

Total Liabilities	1,565,397	1,548,438

Minority Interests	164,819	142,800

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,768,103 and 33,617,349 shares outstanding, respectively	338	336
Additional paid-in capital	422,675	418,927
Retained earnings	982,149	902,732

Total Stockholders’ Equity	1,405,162	1,321,995

Total Liabilities and Stockholders’ Equity	$3,135,378	$3,013,233

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$82,115	$42,391
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated joint ventures	(7,066)	(16,985)
Cash distributions of income from unconsolidated joint ventures	1,574	21,137
Depreciation and amortization	1,168	1,140
Amortization of stock-based compensation	2,157	860
Changes in cash and equivalents due to:
Trade and other receivables	(11,175)	35,200
Inventories - owned	(109,095)	(218,420)
Inventories - not owned	(18,162)	(6,384)
Deferred income taxes	3,464	785
Other assets	(4,775)	(609)
Accounts payable	560	1,077
Accrued liabilities	(41,635)	(20,741)
Liabilities from inventories not owned	—	(3,528)

Net cash used in operating activities	(100,870)	(164,077)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(41,233)	(4,698)
Investments in and advances to unconsolidated homebuilding joint ventures	(64,281)	(53,474)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	14,426	18,315
Net additions to property and equipment	(1,843)	(1,575)

Net cash used in investing activities	(92,931)	(41,432)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	77,200	—
Principal payments on trust deed and other notes payable	(4,672)	(3,238)
Proceeds from the issuance of senior notes payable	—	297,240
Net payments on mortgage credit facilities	(11,771)	(21,031)
Dividends paid	(2,698)	(2,716)
Repurchase of common stock	(6,865)	—
Proceeds from the exercise of stock options	3,777	2,113

Net cash provided by financing activities	54,971	272,368

Net increase (decrease) in cash and equivalents	(138,830)	66,859
Cash and equivalents at beginning of period	150,804	170,483

Cash and equivalents at end of period	$11,974	$237,342

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,473	$15,281
Income taxes	58,788	37,354

Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$2,520	$19,600
Inventory received as distributions from unconsolidated homebuilding joint ventures	13,162	7,675
Deferred purchase price recorded in connection with acquisitions	4,063	556
Expenses capitalized in connection with the issuance of senior notes payable	—	2,760
Income tax benefit credited in connection with the exercise of stock options	4,681	726
Inventories not owned	23,083	2,126
Liabilities from inventories not owned	1,254	14,085
Minority interests	21,829	11,959

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2005, and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, performance shares awards and nonvested restricted stock, using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Three Months Ended March 31,
	2005			2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$82,115	33,701,735	$2.44	$42,391	33,940,048	$1.25
Effect of dilutive securities:
Stock options	—	1,069,418		—	1,149,629
Nonvested restricted stock	—	56,127		—	—

Diluted earnings per share	$82,115	34,827,280	$2.36	$42,391	35,089,677	$1.21

4.	Stock-Based Compensation

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

Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations until we adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 as further described in Note 11. All grants made prior to January 1, 2003 will be fully vested and no additional compensation expense will be recognized relating to these awards upon adopting SFAS 123R. In accordance with the intrinsic value method of accounting, no stock-based employee compensation expense is reflected in net income relating to stock-based awards granted prior to January 1, 2003, as all stock-based awards granted prior to such date had an exercise price equal to the fair market value of the underlying common stock on the date of grant and vesting is not dependent on any future conditions other than continued employment.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plans in each period:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$82,115	$42,391
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	1,347	525
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,386)	(931)

Net income, as adjusted	$82,076	$41,985

Earnings per share:
Basic—as reported	$2.44	$1.25
Basic—as adjusted	$2.44	$1.24
Diluted—as reported	$2.36	$1.21
Diluted—as adjusted (1)	$2.35	$1.20

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all of our stock-based compensation plans for the three months ended March 31, 2005 and 2004 were 34,862,428 and 35,111,897, respectively.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

On January 29, 2004 (the “2004 Grant Date”), the Compensation Committee of our Board of Directors granted eight executive officers a performance share award under our 2000 Stock Incentive Plan. The fair value on the 2004 Grant Date of the performance shares was $46.12 per share. These performance share awards resulted in the issuance of 188,000 restricted shares of our common stock (“Shares”) on February 1, 2005 based upon the degree to which we achieved a targeted return on equity for fiscal year 2004 and the Compensation Committee’s subjective evaluation of management’s effectiveness during such period. One-third of the Shares vested one year after the 2004 Grant Date and an additional one-third will vest on each of the next two anniversaries of the 2004 Grant Date if the executive remains an employee through the vesting dates.

On March 18, 2005 (the “March 2005 Grant Date”), the Compensation Committee of our Board of Directors granted nine executive officers a performance share award under our 2000 Stock Incentive Plan. The fair value on the March 2005 Grant Date of the performance shares was $73.83 per share. Performance share awards will result in the issuance of Shares contingent upon the degree to which we achieve a targeted return on equity for fiscal year 2005 and the Compensation Committee’s subjective evaluation of management’s effectiveness during such period. Shares, if any, will be issued to each executive on the eleventh business day after our Board of Directors approves the financial statements for the year ended December 31, 2005. One-third of the Shares issued will vest on each of the first three anniversaries of the March 2005 Grant Date if the executive remains an employee through the vesting dates. The targeted aggregate number of Shares to be issued pursuant to these awards is 162,000 with the maximum number of Shares that may be issued under the awards totaling 234,900. Shares potentially issuable pursuant to this grant of performance share awards were not included as common stock equivalents for earnings per share purposes for the three months ended March 31, 2005, since all necessary conditions to the issuance of these Shares had not been achieved by the end of the reporting period.

Total compensation expense recognized related to the above performance share awards for the three months ended March 31, 2005 and 2004 was approximately $913,000 and $415,000, respectively.

5.	Inventories

Inventories consisted of the following at:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,313,663	$1,138,766
Homes completed and under construction	833,174	855,585
Model homes	116,653	117,517

Total inventories owned	$2,263,490	$2,111,868

Inventories not owned:
Land purchase and land option deposits	$111,837	$93,675
Variable interest entities, net of deposits	191,941	171,590
Other land option contracts, net of deposits	5,495	2,763

Total inventories not owned	$309,273	$268,028

Under FIN 46, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. If a VIE exists and we have a variable interest in that entity, FIN 46 may require us to calculate expected losses and residual returns for the VIE based on the probability of estimated future cash flows as described in FIN 46. If we are deemed to be the primary beneficiary of a VIE based on such calculations, we are required to consolidate the VIE on our balance sheet.

At March 31, 2005 and December 31, 2004, we consolidated 16 and 17 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $26.8 million and $19.7 million at March 31, 2005 and December 31, 2004, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, were inventories not owned related to these VIEs of approximately $218.7 million and $191.3 million (which includes $26.8 million and $19.7 million in deposits), liabilities from inventories not owned of approximately $28.1 million and $29.6 million, and minority interests of approximately $163.8 million and $142.0 million, respectively. These amounts were recorded based on the VIE’s estimated fair values upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

6.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Total homebuilding interest incurred	$20,426	$21,435
Less: Homebuilding interest capitalized to inventories owned	(18,156)	(19,870)

Homebuilding interest expense	$2,270	$1,565

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$14,117	$10,458

Homebuilding interest capitalized in inventories owned at end of period	$62,659	$47,850

Capitalized interest as a percentage of inventories owned at end of period	2.8%	2.4%

7.	Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Our homebuilding joint ventures are generally entered into with developers, other homebuilders and financial partners to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures are typically entered into with developers, other homebuilders, land sellers and financial partners to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method:

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Assets:
Cash	$31,037	$48,926
Inventories	1,328,982	1,181,958
Other assets	4,323	10,044

Total assets	$1,364,342	$1,240,928

Liabilities and Equity:
Accounts payable and accrued liabilities	$118,833	$104,168
Construction loans and trust deed notes payable	556,525	554,620
Equity	688,984	582,140

Total liabilities and equity	$1,364,342	$1,240,928

Our share of equity shown above was approximately $251.9 million and $201.1 million at March 31, 2005 and December 31, 2004, respectively. Additionally, as of March 31, 2005 and December 31, 2004, we had advances outstanding of approximately $3.6 million and $4.3 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenues	$64,260	$91,836
Cost of sales and expenses	(45,149)	(54,956)

Net income	$19,111	$36,880

Income from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

8.	Acquisition

In March 2005, we acquired Probuilt Homes, a homebuilder in the Bakersfield, California area. Probuilt Homes has been in business since 1990 and currently owns or controls approximately 1,000 buildable lots. This all-cash transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” No goodwill was recorded in connection with this acquisition.

9.	Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Accrued warranty is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our accrued warranty are detailed in the table set forth below:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Accrued warranty, beginning of the period	$23,560	$23,522
Warranty costs accrued during the period	5,254	2,169
Warranty costs paid during the period	(3,491)	(2,257)

Accrued warranty, end of the period	$25,323	$23,434

10.	Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of March 31, 2005, we had cash deposits and letters of credit outstanding of approximately $55.1 million on land purchase contracts having a total remaining purchase price of $687.7 million. Approximately $132.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of March 31, 2005, we had cash deposits and letters of credit outstanding of approximately $69.1 million on option contracts having a total remaining purchase price of approximately $509.5 million. Approximately $42.8 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2005, our unconsolidated joint ventures had borrowings outstanding of approximately $556.5 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of March 31, 2005, approximately $290.7 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of March 31, 2005, there were approximately $217.5 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $57.7 million at March 31, 2005, and carried a weighted average interest rate of approximately 5.9 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of March 31, 2005, Family Lending had approximately $109.3 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $92.5 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of March 31, 2005, Family Lending held approximately $9.9 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

11.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. SFAS 123R is effective for fiscal years beginning after June 15, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. In 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method as permitted by SFAS 148. We recognize compensation expense related to stock-based awards granted, modified or settled after December 31, 2002, as further described in Note 4. We have evaluated the impact of adopting SFAS 123R, and we do not believe the adoption of SFAS 123R will have a material impact on our financial condition or results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of share-based payments. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We will adopt SAB 107 in connection with our adoption of SFAS 123R. We do not believe the adoption of SAB 107 will have a material impact on our financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended March 31,
	2005	2004	Percent Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$836,346	$535,254	56%
Cost of sales	(619,179)	(413,823)	50%

Gross margin	217,167	121,431	79%

Gross margin percentage	26.0%	22.7%

Selling, general and administrative expenses	(92,359)	(67,707)	36%
Income from unconsolidated joint ventures	6,627	16,249	(59)%
Interest expense	(2,270)	(1,565)	45%
Other income	1,748	655	167%

Homebuilding pretax income	130,913	69,063	90%

Financial Services:
Revenues	3,856	2,131	81%
Expenses	(3,766)	(2,564)	47%
Income from unconsolidated joint ventures	439	736	(40)%
Other income	106	47	126%

Financial services pretax income	635	350	81%

Income before taxes	131,548	69,413	90%
Provision for income taxes	(49,433)	(27,022)	83%

Net Income	$82,115	$42,391	94%

Earnings Per Share:
Basic	$2.44	$1.25	95%
Diluted	$2.36	$1.21	95%

Net cash provided by (used in) operating activities	$(100,870)	$(164,077)

Net cash provided by (used in) investing activities	$(92,931)	$(41,432)

Net cash provided by (used in) financing activities	$54,971	$272,368

Adjusted Homebuilding EBITDA(1)	$145,533	$87,925

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) material noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

The tables set forth below reconcile net cash used in operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net cash used in operating activities	$(100,870)	$(164,077)
Add:
Income taxes	49,433	27,022
Homebuilding interest expense	2,270	1,565
Expensing of previously capitalized interest included in cost of sales	14,117	10,458
Less:
Income (loss) from financial services subsidiary	90	(433)
Depreciation and amortization from financial services subsidiary	145	96
Net changes in operating assets and liabilities:
Trade and other receivables	11,175	(35,200)
Inventories-owned	109,095	218,420
Inventories-not owned	18,162	6,384
Deferred income taxes	(3,464)	(785)
Other assets	4,775	609
Accounts payable	(560)	(1,077)
Accrued liabilities	41,635	20,741
Liabilities from inventories not owned	—	3,528

Adjusted Homebuilding EBITDA	$145,533	$87,925

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income	$82,115	$42,391
Add:
Cash distributions of income from unconsolidated joint ventures	1,574	21,137
Income taxes	49,433	27,022
Homebuilding interest expense	2,270	1,565
Expensing of previously capitalized interest included in cost of sales	14,117	10,458
Homebuilding depreciation and amortization	1,023	1,044
Amortization of stock-based compensation	2,157	860
Less:
Income from unconsolidated joint ventures	7,066	16,985
Income (loss) from financial services subsidiary	90	(433)

Adjusted Homebuilding EBITDA	$145,533	$87,925

Selected Operating Data

	Three Months Ended March 31,
	2005	2004
New homes delivered:
Southern California	330	342
Northern California	361	182

Total California	691	524

Florida	818	393
Arizona	442	482
Carolinas	168	78
Texas	136	97
Colorado	106	72

Consolidated total	2,361	1,646

Unconsolidated joint ventures(1):
Southern California	10	69
Northern California	35	19
Arizona	1	—

Total unconsolidated joint ventures	46	88

Total (including joint ventures)(1)	2,407	1,734

Average selling prices of homes delivered:
California (excluding joint ventures)	$708,000	$582,000
Florida	$206,000	$213,000
Arizona (excluding joint venture)	$195,000	$184,000
Carolinas	$157,000	$132,000
Texas	$227,000	$260,000
Colorado	$301,000	$281,000
Consolidated (excluding joint ventures)	$353,000	$324,000
Unconsolidated joint ventures(1)	$659,000	$606,000
Total (including joint ventures)(1)	$359,000	$338,000
Net new orders:
Southern California	508	653
Northern California	278	390

Total California	786	1,043

Florida	750	915
Arizona	516	432
Carolinas	259	158
Texas	280	158
Colorado	152	131

Consolidated total	2,743	2,837

Unconsolidated joint ventures(1):
Southern California	39	11
Northern California	41	42
Arizona	2	—

Total unconsolidated joint ventures	82	53

Total (including joint ventures)(1)	2,825	2,890

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, total orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended March 31,
	2005	2004
Average number of selling communities during the period:
Southern California	25	24
Northern California	16	23

Total California	41	47

Florida	53	45
Arizona	14	21
Carolinas	19	11
Texas	25	20
Colorado	12	11

Consolidated total	164	155

Unconsolidated joint ventures(1):
Southern California	1	1
Northern California	3	3
Arizona	1	—

Total unconsolidated joint ventures	5	4

Total (including joint ventures)(1)	169	159

	At March 31,
	2005	2004
Backlog (in homes):
Southern California	879	1,195
Northern California	656	691

Total California	1,535	1,886

Florida	2,735	2,252
Arizona	1,530	702
Carolinas	256	145
Texas	414	245
Colorado	257	230

Consolidated total	6,727	5,460

Unconsolidated joint ventures(1):
Southern California	54	25
Northern California	125	106
Arizona	4	—

Total unconsolidated joint ventures	183	131

Total (including joint ventures)(1)	6,910	5,591

Backlog (estimated dollar value in thousands):
Consolidated total	$2,232,250	$1,959,737
Unconsolidated joint ventures(1)	132,749	85,274

Total (including joint ventures)(1)	$2,364,999	$2,045,011

Building sites owned or controlled:
Southern California	13,618	12,149
Northern California	5,662	4,951

Total California	19,280	17,100

Florida	14,084	15,443
Arizona	10,477	6,746
Carolinas	4,075	3,786
Texas	3,111	2,882
Colorado	1,839	1,653

Total	52,866	47,610

Total building sites owned	26,910	23,659
Total building sites optioned or subject to contract	16,494	17,007
Total joint venture lots	9,462	6,944

Total	52,866	47,610

Completed and unsold homes	178	135

Homes under construction	5,895	4,689

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Business combinations and goodwill;

•	Variable interest entities;

•	Cost of sales;

•	Inventories;

•	Unconsolidated homebuilding and land development joint ventures; and

•	Insurance and litigation accruals.

For a more detailed description of these critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004.

Three Month Period Ended March 31, 2005 Compared to Three Month Period Ended March 31, 2004

Overview

Net income for the 2005 first quarter increased 94 percent to $82.1 million, or $2.36 per diluted share, compared to $42.4 million, or $1.21 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 90 percent increase in homebuilding pretax income to $130.9 million and a 130 basis point decrease in our effective income tax rate.

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

For the twelve-month period ended March 31, 2005, our return on average stockholders’ equity was 29.1 percent, which represented a 520 basis point improvement over the year earlier period. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns including our return on average stockholders’ equity, in both its strategic decision making and day to day management of operations.

Results of operations for the three months ended March 31, 2005, include the results of our new Tucson, Arizona operations acquired during the third quarter of 2004 and Bakersfield, California operations acquired during the first quarter of 2005.

Our outlook for 2005 reflects our strong operating results to date combined with our record backlog at March 31, 2005. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we are targeting 11,100 new home deliveries, excluding 250 joint venture deliveries, and homebuilding revenues of approximately $3.8 billion for 2005. Our revised delivery target for 2005 reflects the impact of an unusually wet winter experienced in Southern California and Arizona, which resulted in approximately 250 home deliveries shifting into 2006.

Homebuilding

Homebuilding pretax income for the 2005 first quarter increased 90 percent to $130.9 million from $69.1 million in the year earlier period. The increase in pretax income was driven by a 56 percent increase in homebuilding revenues, a 330 basis point improvement in our homebuilding gross margin percentage, and a 160 basis point decrease in our selling, general and administrative (“SG&A”) expenses as a percentage of homebuilding revenues. These positive factors were partially offset by a $9.6 million decrease in income from unconsolidated homebuilding joint ventures.

Homebuilding revenues for the 2005 first quarter increased 56 percent to $836.3 million from $535.3 million in the year earlier period. The increase in revenues was primarily attributable to a 43 percent increase in new home deliveries (exclusive of joint ventures) to 2,361 in the first quarter of 2005 combined with a 9 percent increase in our consolidated average home price to $353,000.

During the 2005 first quarter, we delivered 691 new homes in California (exclusive of joint ventures), a 32 percent increase over the 2004 first quarter. Including joint ventures, California deliveries were up 20 percent to 736 homes. Deliveries were off 17 percent in Southern California to 340 new homes (including 10 joint venture deliveries) reflecting the slowdown in orders in the second half of 2004 in some of our Southern California markets. Deliveries were up 97 percent in Northern California to 396 new homes (including 35 joint venture deliveries) and were driven by strong order trends in 2004. In Florida, where housing market conditions remain strong and we have been growing the number of active selling communities, we delivered 818 new homes in the first quarter of 2005, representing a 108 percent year-over-year increase. We delivered 443 homes during the 2005 first quarter in Arizona, an 8 percent decrease from the 2004 first quarter. The Arizona delivery total also includes 62 new homes (including 1 joint venture delivery) from our new Tucson division, which was acquired in the third quarter of 2004. The lower level of year-over-year deliveries was a result of delays experienced during the first quarter of 2005 due to excessive rain combined with the timing of new community openings and sales activity last year. In the Carolinas, deliveries were up 115 percent to 168 new homes driven by order growth from new community openings. New home deliveries were up 40 percent in Texas and up 47 percent in Colorado, also driven by new community growth in 2004.

During the 2005 first quarter, our average home price was up 9 percent year-over-year to $353,000. The higher selling price was driven primarily by a 22 percent increase in our average price in California to $708,000 (exclusive of joint ventures). The higher price in California represents the impact of general price increases in many areas of the state combined with a change in the delivery mix during the 2005 first quarter. Our average price in Florida was $206,000, down 3 percent from the year ago period and reflects the delivery of more affordable attached houses in South Florida combined with an increase in deliveries of our more affordable homes in Orlando compared to the prior year delivery mix in Florida. Our average price in Arizona (exclusive of joint venture) was up 6 percent to $195,000 primarily reflecting general price increases in Phoenix and the addition of Tucson in the second half of last year where our average home price was over $250,000. Our average price was up 19 percent in the Carolinas and primarily reflects a change in product mix. Our average prices in Texas and Colorado were down 13 percent and up 7 percent, respectively, also reflecting changes in our delivery mix. For 2005, we expect that our average home price will decline approximately 9 percent to $340,000 as a result of a greater distribution of deliveries outside of California, particularly in Florida. We expect that our 2005 second quarter average home price will be $335,000 to $340,000.

Our homebuilding gross margin percentage was up 330 basis points year-over-year to 26.0 percent. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in Southern and Northern California and Florida. Our margins in Arizona were generally in line with the year earlier period and reflect healthy housing market conditions in the state. Margins in the Carolinas, Texas and Colorado were still below our company-wide average and generally reflected the impact of slower economic conditions in those regions and the less supply-constrained nature of these markets. The higher overall gross margin percentage reflected our ability to raise home prices in many of our California markets during the past several quarters as a result of healthy housing demand combined with a constrained supply of buildable land, and improving margins in Florida due to healthy demand for new homes combined with volume and cost efficiencies. Our homebuilding gross margin percentage for the second quarter of 2005 is expected to be similar to the 26.0 percent gross margin percentage generated in the first quarter of 2005, and our margin for the full year of 2005 is expected to be up approximately 125 to 150 basis points over the 24.4 percent gross margin generated in 2004.

SG&A expenses (including corporate G&A) for the 2005 first quarter decreased 160 basis points to 11.0 percent of homebuilding revenues compared to 12.6 percent last year. The lower level of SG&A expenses as a percentage of homebuilding revenues was due primarily to the benefits of leveraging our overhead over a 56 percent higher revenue base. Our projected SG&A rate for the full year is expected to be approximately 11.0 percent.

Consistent with our expectations, income from unconsolidated joint ventures was down $9.6 million for the 2005 first quarter to $6.6 million. The lower level of venture profits was driven primarily by a 48 percent decrease in the number of joint venture deliveries to 46 homes versus 88 homes last year as well as by a decrease in joint venture income from land sales to other builders. For 2005, we expect to generate approximately $50 million in joint venture income from approximately 250 new home deliveries as well as profits from joint venture land sales to other builders.

New orders companywide for the first quarter of 2005 totaled 2,825 homes and were down slightly from the record level achieved a year ago, consistent with our expectations for the 2005 first quarter. The order levels reflected generally healthy housing market conditions in our three largest markets: California, Florida and Arizona, and flat to gradually improving housing market conditions in the Carolinas, Texas and Colorado. Although new home orders were down year-over-year in Southern California, absorption rates in the first quarter of 2005 improved over the order rates experienced in the second half of 2004. We generated 1.6 orders per week per project in the first quarter of 2005 compared to 1.1 orders per week per project in the second half of 2004, reflecting an improved tone and the generally supply-constrained nature of the Southern California region. In Northern California, new home orders were down 26 percent on a 27 percent lower active community count. We continue to experience healthy demand for new homes in this region. New home orders were down 18 percent on an 18 percent increase in active selling communities in Florida. The lower order rate per community in Florida during the 2005 first quarter reflected a conscious decision by us to reduce the number of new homes for sale due to strong backlog levels. This adjustment in our rate of new home releases should better align orders with our production capabilities. We are generally experiencing healthy housing market conditions in all of our Florida markets. In Arizona, new home orders were up 20 percent on a 29 percent lower community count, resulting in a 68 percent increase on a same community basis. The total for the 2005 first quarter includes 36 orders from 3 projects from our new Tucson division, which we acquired in August 2004. Orders were up 64 percent in the Carolinas on a 73 percent higher community count, up 77 percent in Texas on a 25 percent higher community count, and up 16 percent in Colorado on a 9 percent higher community count. Conditions in these three markets are flat to gradually improving compared to the year earlier period. Our cancellation rate for the 2005 first quarter was 16 percent compared to 15 percent for the year earlier period. Our orders for the 2005 first quarter include 82 homes from 5 joint venture communities, compared to 53 homes from 4 joint venture communities last year.

The strong level of new home orders for the 2005 first quarter resulted in a record first quarter backlog of 6,727 presold homes (excluding 183 joint venture homes) valued at an estimated $2.2 billion (excluding $133 million of joint venture backlog), an increase of 14 percent from the March 31, 2004 backlog value.

We ended the 2005 first quarter with 172 active selling communities, a 6 percent increase over the year earlier period. We are planning to open 100 to 110 new communities during the balance of the year, and we are targeting a year-end community count of approximately 190 to 200 active subdivisions, 10 to 15 percent higher than at the end of 2004. Since we expect that our new community openings will be concentrated more towards the middle and back half of the year, we anticipate that our new home order comparisons will likely be flat for the first half of the year and stronger in the second half.

Financial Services

In the first quarter of 2005, we generated a modest profit from our financial services subsidiary, which currently offers mortgage financing services to our homebuyers in California, Arizona, Texas and South Florida. The operating results continued to reflect tight, but improving, margins on loan sales and lower capture rates due to competitive pressures resulting from the significant reduction in mortgage refinance activity during the past year.

Financial services joint venture income for the 2005 first quarter, which is derived from mortgage banking joint ventures with third party financial institutions and currently operates in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa and Southwestern Florida, was down $297,000 to $439,000. The lower level of income was primarily due to the decrease in business in Arizona and Texas as we transitioned our mortgage financing services in those areas to our wholly owned financial services subsidiary commencing in March 2004.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public note offerings and bank revolving credit facility, land option contracts, joint venture financings, land seller notes, assessment district bond financing, and through the sale of common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of employee stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities, internally generated funds and to a lesser extent, a parent line of credit. Based on our current business plan and market conditions, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

During the three months ended March 31, 2005, our homebuilding debt increased by approximately $75.1 million. These funds, in addition to cash balances available at the beginning of the period, were used to finance our $138.2 million increase in homebuilding assets as well as fund $6.9 million in stock repurchases and $2.7 million in dividends during the period. The increased investment in our homebuilding operations was made to support our growth initiatives, which consist of expansion into new geographic markets as well as increasing delivery volume in our established divisions. We expect to further increase our net investment in homebuilding assets in 2005 as we continue to pursue our growth initiatives.

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

In May 2004, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $560 million (and which was later increased pursuant to an accordion feature to $600 million in February 2005), extend the maturity date to May 2008 and revise certain financial and other covenants. In addition, the amended credit facility contains an accordion provision allowing us, at our option, to increase the total aggregate commitment under the credit facility up to $750 million, subject to certain conditions, including the availability of additional bank lending commitments. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The credit facility contains financial covenants, including the following:

•	a covenant that, as of March 31, 2005, requires us to maintain not less than $965.0 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

•	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The facility also limits, among other things, our investments in joint ventures, the amount of dividends we can pay and the amount of our common stock we can repurchase. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the credit facility and from other sources. At March 31, 2005, we had $77.2 million of borrowings outstanding and had issued approximately $76.9 million of letters of credit under the credit facility. As of March 31, 2005, we were in compliance with the covenants of this credit facility. Our ability to renew and extend this credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $140 million. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants and have current maturity dates ranging from June 26, 2005 to April 26, 2006. It is our intention to renew the mortgage credit facility that has a maturity date of June 26, 2005. At March 31, 2005, we had approximately $70.1 million advanced under these mortgage credit facilities.

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

From time to time, we use purchase money mortgage financing to finance land acquisition. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development costs. Subject to certain exceptions in Florida, we generally are not responsible for the repayment of these assessment district bonds. At March 31, 2005, we had approximately $24.2 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a repayment obligation.

We paid approximately $2.7 million, or $0.08 per common share, in dividends to our stockholders during the three months ended March 31, 2005. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes indentures impose restrictions on the amount of dividends we may be able to pay. On April 27, 2005, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock. This dividend will be paid on May 26, 2005 to stockholders of record on May 12, 2005.

During the three months ended March 31, 2005, we issued 180,263 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $3.8 million.

In May 2004, our Board of Directors authorized a $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2005 through May 2, 2005, we have repurchased 92,179 shares of common stock for approximately $6.9 million under the plan, leaving a balance of approximately $44.3 million for future share repurchases.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of March 31, 2005, we had cash deposits and letters of credit outstanding of approximately $55.1 million on land purchase contracts having a total remaining purchase price of approximately $687.7 million. Approximately $132.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of March 31, 2005, we had cash deposits and letters of credit outstanding of approximately $69.1 million on option contracts having a total remaining purchase price of approximately $509.5 million. Approximately $42.8 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At March 31, 2005, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $556.5 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of March 31, 2005, approximately $290.7 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of March 31, 2005, our joint ventures had approximately $217.5 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. SFAS 123R is effective for fiscal years beginning after June 15, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. In 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We recognize compensation expense related to stock-based awards granted, modified or settled after December 31, 2002, as further described in Note 4, “Stock-Based Compensation,” to our condensed consolidated financial statements included elsewhere in this report. We have evaluated the impact of adopting SFAS 123R, and we do not believe the adoption of SFAS 123R will have a material impact on our financial condition or results of operations.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of share-based payments. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We will adopt SAB 107 in connection with our adoption of SFAS 123R. We do not believe the adoption of SAB 107 will have a material impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and our outstanding variable rate debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the period ended March 31, 2005. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

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

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of March 31, 2005, Family Lending had approximately $109.3 million of closed mortgage loans and loans in process that were originated on a non-presold basis, of which approximately $92.5 million were hedged by forward sale commitments of mortgage-backed securities.

Please see our Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion related to our market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Standard Pacific Corp. and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	the impact of demographic trends and supply constraints on the demand for and supply of housing;

•	our focus on generating strong financial returns;

•	our outlook and expected deliveries, revenues and gross margin percentage;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	expected new community openings and active communities;

•	our expected average sales prices;

•	our expected SG&A rate;

•	expected joint venture income, deliveries and land sales;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources and ability to access additional capital;

•	growth initiatives and our intent to increase our net investment in homebuilding assets;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	expected common stock dividends;

•	our exposure to loss with respect to optioned property and the extent of our liability for VIE obligations;

•	improving margins on loan sales;

•	our intent to renew our warehouse credit facility;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants;

•	our disclosure and internal controls; and

•	the impact of recent accounting pronouncements.

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

During the three months ended March 31, 2005, we repurchased the following shares under our stock repurchase program (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
January 1, 2005 to January 31, 2005	—	—	—	$51,189
February 1, 2005 to February 28, 2005	92,179	$74.47	92,179	44,324
March 1, 2005 to March 31, 2005	—	—	—	44,324

Total	92,179	$74.47	92,179

(1)	On May 12, 2004, our Board of Directors authorized a new $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

During the quarter ended March 31, 2005, we repurchased pursuant to open market purchases an aggregate of 92,179 shares of common stock under the new stock repurchase plan for approximately $6.9 million. Through May 2, 2005, we had repurchased an aggregate of 587,079 shares of common stock under the new stock repurchase plan for approximately $30.7 million.

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

STANDARD PACIFIC CORP.
(Registrant)

Dated: May 4, 2005	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors
and Chief Executive Officer

Dated: May 4, 2005	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President - Finance and Chief Financial Officer