Form 10-Q
period 2005-06-30
STANDARD PACIFIC CORP /DE/
filed 2005-08-04
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at August 1, 2005: 33,963,249

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Homebuilding:
Revenues	$952,333	$769,274	$1,788,679	$1,304,528
Cost of sales	(690,376)	(588,759)	(1,309,555)	(1,002,582)

Gross margin	261,957	180,515	479,124	301,946

Selling, general and administrative expenses	(104,776)	(83,215)	(197,135)	(150,922)
Income from unconsolidated joint ventures	15,235	11,410	21,862	27,659
Interest expense	(2,092)	(2,047)	(4,362)	(3,612)
Other income (expense)	2,057	(9,513)	3,805	(8,858)

Homebuilding pretax income	172,381	97,150	303,294	166,213

Financial Services:
Revenues	4,738	1,798	8,594	3,929
Expenses	(3,451)	(2,638)	(7,217)	(5,202)
Income from unconsolidated joint ventures	502	721	941	1,457
Other income	206	158	312	205

Financial services pretax income	1,995	39	2,630	389

Income before taxes	174,376	97,189	305,924	166,602
Provision for income taxes	(66,775)	(37,193)	(116,208)	(64,215)

Net Income	$107,601	$59,996	$189,716	$102,387

Earnings Per Share:
Basic	$3.18	$1.78	$5.62	$3.02
Diluted	$3.08	$1.72	$5.44	$2.93
Weighted Average Common Shares Outstanding:
Basic	33,786,991	33,781,442	33,744,331	33,860,745
Diluted	34,914,131	34,898,194	34,868,519	34,993,203
Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$7,144	$141,697
Trade and other receivables	53,947	27,049
Inventories:
Owned	2,539,419	2,111,868
Not owned	285,229	268,028
Investments in and advances to unconsolidated joint ventures	219,118	205,429
Deferred income taxes	37,549	37,981
Goodwill	93,163	84,544
Other assets	56,510	35,162

	3,292,079	2,911,758

Financial Services:
Cash and equivalents	3,556	9,107
Mortgage loans held for sale	122,053	88,570
Other assets	3,919	3,798

	129,528	101,475

Total Assets	$3,421,607	$3,013,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$106,571	$96,470
Accrued liabilities	257,743	286,125
Liabilities from inventories not owned	41,963	32,390
Revolving credit facility	150,000	—
Trust deed and other notes payable	63,947	26,340
Senior notes payable	874,110	874,068
Senior subordinated notes payable	149,074	149,026

	1,643,408	1,464,419

Financial Services:
Accounts payable and other liabilities	2,301	2,127
Mortgage credit facilities	112,001	81,892

	114,302	84,019

Total Liabilities	1,757,710	1,548,438

Minority Interests	148,659	142,800
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,816,500 and 33,617,349 shares outstanding, respectively	338	336
Additional paid-in capital	427,863	418,927
Retained earnings	1,087,037	902,732

Total Stockholders’ Equity	1,515,238	1,321,995

Total Liabilities and Stockholders’ Equity	$3,421,607	$3,013,233

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$189,716	$102,387
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated joint ventures	(22,803)	(29,116)
Cash distributions of income from unconsolidated joint ventures	13,435	31,150
Depreciation and amortization	2,404	2,126
Loss on early extinguishment of debt	—	10,154
Amortization of stock-based compensation	5,134	2,461
Changes in cash and equivalents due to:
Trade and other receivables	(59,959)	16,580
Inventories - owned	(307,060)	(258,814)
Inventories - not owned	(1,971)	(33,440)
Deferred income taxes	432	(2,093)
Other assets	(18,976)	(15,074)
Accounts payable	10,101	(9,409)
Accrued liabilities	(25,375)	17,516
Liabilities from inventories not owned	—	(3,958)

Net cash used in operating activities	(214,922)	(169,530)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(41,233)	(4,698)
Investments in and advances to unconsolidated homebuilding joint ventures	(110,176)	(66,660)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	66,474	50,507
Net additions to property and equipment	(4,439)	(2,580)

Net cash used in investing activities	(89,374)	(23,431)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	150,000	51,500
Principal payments on trust deed and other notes payable	(8,793)	(9,577)
Redemption of senior notes payable	—	(259,045)
Proceeds from the issuance of senior notes payable	—	297,240
Net proceeds from (payments on) mortgage credit facilities	30,109	(14,058)
Dividends paid	(5,411)	(5,427)
Repurchases of common stock	(6,865)	(22,833)
Proceeds from the exercise of stock options	5,152	3,845

Net cash provided by financing activities	164,192	41,645

Net decrease in cash and equivalents	(140,104)	(151,316)
Cash and equivalents at beginning of period	150,804	170,483

Cash and equivalents at end of period	$10,700	$19,167

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,158	$40,486
Income taxes	140,797	74,315
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$46,400	$25,453
Inventory received as distributions from unconsolidated homebuilding joint ventures	49,582	13,960
Deferred purchase price recorded in connection with acquisitions	8,619	2,044
Expenses capitalized in connection with the issuance of senior notes payable	—	2,760
Income tax benefit credited in connection with the exercise of stock options	5,517	2,155
Inventories not owned	15,230	81,546
Liabilities from inventories not owned	9,573	14,086
Minority interests	5,657	67,460

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2005, and the results of operations and cash flows for the periods presented.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46 (see Note 5 for further discussion).

3.	Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, performance shares awards and nonvested restricted stock, using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Three Months Ended June 30,
	2005			2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$107,601	33,786,991	$3.18	$59,996	33,781,442	$1.78
Effect of dilutive securities:
Stock options	—	1,083,992		—	1,116,752
Nonvested restricted stock	—	43,148		—	—

Diluted earnings per share	$107,601	34,914,131	$3.08	$59,996	34,898,194	$1.72

	Six Months Ended June 30,
	2005			2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$189,716	33,744,331	$5.62	$102,387	33,860,745	$3.02
Effect of dilutive securities:
Stock options	—	1,076,295		—	1,132,458
Nonvested restricted stock	—	47,893		—	—

Diluted earnings per share	$189,716	34,868,519	$5.44	$102,387	34,993,203	$2.93

4.	Stock-Based Compensation

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

Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations until we adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 as further described in Note 11. All grants made prior to January 1, 2003 will be fully vested on January 1, 2006, and no additional compensation expense will be recognized relating to these awards upon adopting SFAS 123R. In accordance with the intrinsic value method of accounting under APB 25, no stock-based employee compensation expense is reflected in net income relating to stock-based awards granted prior to January 1, 2003, as all stock-based awards granted prior to such date had an exercise price equal to the fair market value of the underlying common stock on the date of grant and vesting is not dependent on any future conditions other than continued employment.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plans in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$107,601	$59,996	$189,716	$102,387
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	1,837	988	3,184	1,519
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,127)	(1,395)	(3,515)	(2,326)

Net income, as adjusted	$107,311	$59,589	$189,385	$101,580

Earnings per share:
Basic—as reported	$3.18	$1.78	$5.62	$3.02
Basic—as adjusted	$3.18	$1.76	$5.61	$3.00
Diluted—as reported	$3.08	$1.72	$5.44	$2.93
Diluted—as adjusted(1)	$3.07	$1.71	$5.43	$2.90

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all of our stock-based compensation plans for the three months ended June 30, 2005 and 2004 were 34,947,976 and 34,931,843 and for the six months ended June 30, 2005 and 2004 were 34,903,330 and 35,020,830, respectively.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

On May 10, 2005, our stockholders approved our 2005 Stock Incentive Plan. Under the 2005 Plan, the maximum number of shares of common stock that may be issued is two million.

On January 29, 2004, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. Performance share awards can result in the issuance of shares of our common stock (“Shares”) contingent upon the degree to which we achieve a targeted return on equity during the applicable fiscal year period and the Compensation Committee’s subjective evaluation of management’s effectiveness during such period. One-third of any Shares issued vest on each of the first three anniversaries of the grant date if the executive remains an employee through the vesting dates. The fair value of our common stock on the grant date of the 2004 awards was $46.12 per share. These performance share awards resulted in the issuance of 188,000 Shares on February 1, 2005. As of June 30, 2005, 125,330 nonvested Shares were outstanding relating to these awards.

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The targeted aggregate number of Shares to be issued pursuant to these awards is 162,000 with the maximum number of Shares that may be issued under the awards totaling 234,900. The fair value of our common stock on the grant date of the 2005 awards was $73.83 per share. No Shares have been issued relating to these awards as of June 30, 2005.

Total compensation expense recognized related to performance share awards for the three months ended June 30, 2005 and 2004 was approximately $1,719,000 and $623,000 and for the six months ended June 30, 2005 and 2004 was approximately $2,632,000 and 1,038,000, respectively.

5.	Inventories

Inventories consisted of the following at:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,508,626	$1,138,766
Homes completed and under construction	920,997	855,585
Model homes	109,796	117,517

Total inventories owned	$2,539,419	$2,111,868

Inventories not owned:
Land purchase and land option deposits	$95,645	$93,675
Variable interest entities, net of deposits	181,984	171,590
Other land option contracts, net of deposits	7,600	2,763

Total inventories not owned	$285,229	$268,028

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

At June 30, 2005 and December 31, 2004, we consolidated 18 and 17 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $29.9 million and $19.7 million as of June 30, 2005 and December 31, 2004, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our condensed consolidated balance sheets at June 30, 2005 and December 31, 2004, were inventories not owned related to these VIEs of approximately $211.9 million and $191.3 million (which includes $29.9 million and $19.7 million in deposits), liabilities from inventories not owned of approximately $34.4 million and $29.6 million, and minority interests of approximately $147.6 million and $142.0 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

6.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total homebuilding interest incurred	$22,680	$21,919	$43,106	$43,354
Less: Homebuilding interest capitalized to inventories owned	(20,588)	(19,872)	(38,744)	(39,742)

Homebuilding interest expense	$2,092	$2,047	$4,362	$3,612

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$14,968	$12,718	$29,085	$23,176

Homebuilding interest capitalized in inventories owned at end of period			$68,279	$55,004

Capitalized interest as a percentage of inventories owned at end of period			2.7%	2.7%

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

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash	$41,164	$48,926
Inventories	1,319,901	1,181,958
Other assets	7,667	10,044

Total assets	$1,368,732	$1,240,928

Liabilities and Equity:
Accounts payable and accrued liabilities	$152,778	$104,168
Construction loans and trust deed notes payable	571,007	554,620
Equity	644,947	582,140

Total liabilities and equity	$1,368,732	$1,240,928

Our share of equity shown above was approximately $215.6 million and $201.1 million at June 30, 2005 and December 31, 2004, respectively. Additionally, as of June 30, 2005 and December 31, 2004, we had advances outstanding of approximately $3.5 million and $4.3 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues	$145,503	$46,399	$209,763	$138,235
Cost of sales and expenses	(93,720)	(33,133)	(138,869)	(88,089)

Net income	$51,783	$13,266	$70,894	$50,146

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

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Accrued warranty, beginning of the period	$23,560	$23,522
Warranty costs accrued during the period	9,889	4,565
Warranty costs paid during the period	(8,293)	(4,999)

Accrued warranty, end of the period	$25,156	$23,088

10.	Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of June 30, 2005, we had cash deposits and letters of credit outstanding of approximately $54.4 million on land purchase contracts having a total remaining purchase price of $1,009.3 million. Approximately $131.5 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of June 30, 2005, we had cash deposits and letters of credit outstanding of approximately $59.0 million on option contracts having a total remaining purchase price of approximately $637.2 million. Approximately $44.7 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2005, our unconsolidated joint ventures had borrowings outstanding of approximately $571.0 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of June 30, 2005, approximately $274.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of June 30, 2005, there were approximately $204.9 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $68.1 million at June 30, 2005, and carried a weighted average interest rate of approximately 5.7 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of June 30, 2005, Family Lending had approximately $151.7 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $134.2 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of June 30, 2005, Family Lending held approximately $17.3 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements as of June 30, 2005. We have not yet determined the anticipated impact of adopting EITF 04-05 for our arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact our consolidated net income.

12.	Subsequent Event

On July 27, 2005, the Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend. Stockholders of record at the close of business on August 8, 2005 will receive one additional share of our common stock for every one share of our common stock owned on that date. The additional shares are expected to be distributed on or about August 29, 2005. The share and per share amounts included in this Form 10-Q have not been restated to reflect such split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$952,333	$769,274	24%	$1,788,679	$1,304,528	37%
Cost of sales	(690,376)	(588,759)	17%	(1,309,555)	(1,002,582)	31%

Gross margin	261,957	180,515	45%	479,124	301,946	59%

Gross margin percentage	27.5%	23.5%		26.8%	23.1%

Selling, general and administrative expenses	(104,776)	(83,215)	26%	(197,135)	(150,922)	31%
Income from unconsolidated joint ventures	15,235	11,410	34%	21,862	27,659	(21)%
Interest expense	(2,092)	(2,047)	2%	(4,362)	(3,612)	21%
Other income (expense)	2,057	(9,513)	122%	3,805	(8,858)	143%

Homebuilding pretax income	172,381	97,150	77%	303,294	166,213	82%

Financial Services:
Revenues	4,738	1,798	164%	8,594	3,929	119%
Expenses	(3,451)	(2,638)	31%	(7,217)	(5,202)	39%
Income from unconsolidated joint ventures	502	721	(30)%	941	1,457	(35)%
Other income	206	158	30%	312	205	52%

Financial services pretax income	1,995	39	5,015%	2,630	389	576%

Income before taxes	174,376	97,189	79%	305,924	166,602	84%
Provision for income taxes	(66,775)	(37,193)	80%	(116,208)	(64,215)	81%

Net Income	$107,601	$59,996	79%	$189,716	$102,387	85%

Earnings Per Share:
Basic	$3.18	$1.78	79%	$5.62	$3.02	86%
Diluted	$3.08	$1.72	79%	$5.44	$2.93	86%
Net cash provided by (used in) operating activities	$(114,052)	$(5,453)		$(214,922)	$(169,530)

Net cash provided by (used in) investing activities	$3,557	$18,001		$(89,374)	$(23,431)

Net cash provided by (used in) financing activities	$109,221	$(230,723)		$164,192	$41,645

Adjusted Homebuilding EBITDA(1)	$190,346	$113,149		$335,879	$201,074

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) material noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

The tables set forth below reconcile net cash used in operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net cash used in operating activities	$(114,052)	$(5,453)	$(214,922)	$(169,530)
Add:
Income taxes	66,775	37,193	116,208	64,215
Homebuilding interest expense	2,092	2,047	4,362	3,612
Expensing of previously capitalized interest included in cost of sales	14,968	12,718	29,085	23,176
Less:
Income (loss) from financial services subsidiary	1,287	(840)	1,377	(1,273)
Depreciation and amortization from financial services subsidiary	140	114	285	210
Loss on early extinguishment of debt	—	10,154	—	10,154
Net changes in operating assets and liabilities:
Trade and other receivables	48,784	18,620	59,959	(16,580)
Inventories-owned	197,965	40,394	307,060	258,814
Inventories-not owned	(16,191)	27,056	1,971	33,440
Deferred income taxes	3,032	2,878	(432)	2,093
Other assets	14,201	14,465	18,976	15,074
Accounts payable	(9,541)	10,486	(10,101)	9,409
Accrued liabilities	(16,260)	(38,257)	25,375	(17,516)
Liabilities from inventories not owned	—	430	—	3,958

Adjusted Homebuilding EBITDA	$190,346	$113,149	$335,879	$201,074

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net income	$107,601	$59,996	$189,716	$102,387
Add:
Cash distributions of income from unconsolidated joint ventures	11,861	10,013	13,435	31,150
Income taxes	66,775	37,193	116,208	64,215
Homebuilding interest expense	2,092	2,047	4,362	3,612
Expensing of previously capitalized interest included in cost of sales	14,968	12,718	29,085	23,176
Homebuilding depreciation and amortization	1,096	872	2,119	1,916
Amortization of stock-based compensation	2,977	1,601	5,134	2,461
Less:
Income from unconsolidated joint ventures	15,737	12,131	22,803	29,116
Income (loss) from financial services subsidiary	1,287	(840)	1,377	(1,273)

Adjusted Homebuilding EBITDA	$190,346	$113,149	$335,879	$201,074

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
New homes delivered:
Southern California	468	530	798	872
Northern California	298	259	659	441

Total California	766	789	1,457	1,313

Florida	841	463	1,659	856
Arizona	532	351	974	833
Carolinas	266	127	434	205
Texas	212	179	348	276
Colorado	124	95	230	167

Consolidated total	2,741	2,004	5,102	3,650

Unconsolidated joint ventures(1):
Southern California	30	9	40	78
Northern California	75	41	110	60
Arizona	4	—	5	—

Total unconsolidated joint ventures	109	50	155	138

Total (including joint ventures)(1)	2,850	2,054	5,257	3,788

Average selling prices of homes delivered:
California (excluding joint ventures)	$665,000	$634,000	$685,000	$613,000
Florida	$234,000	$233,000	$220,000	$224,000
Arizona (excluding joint venture)	$211,000	$192,000	$204,000	$188,000
Carolinas	$154,000	$148,000	$155,000	$142,000
Texas	$225,000	$235,000	$226,000	$243,000
Colorado	$330,000	$309,000	$316,000	$297,000
Consolidated (excluding joint ventures)	$346,000	$382,000	$349,000	$356,000
Unconsolidated joint ventures(1)	$729,000	$655,000	$708,000	$624,000
Total (including joint ventures)(1)	$360,000	$389,000	$360,000	$366,000
Net new orders:
Southern California	732	561	1,240	1,214
Northern California	223	415	501	805

Total California	955	976	1,741	2,019

Florida	1,054	1,055	1,804	1,970
Arizona	476	651	992	1,083
Carolinas	345	146	604	304
Texas	276	177	556	335
Colorado	108	141	260	272

Consolidated total	3,214	3,146	5,957	5,983

Unconsolidated joint ventures(1):
Southern California	45	3	84	14
Northern California	35	66	76	108
Arizona	4	—	6	—

Total unconsolidated joint ventures	84	69	166	122

Total (including joint ventures)(1)	3,298	3,215	6,123	6,105

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, total orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average number of selling communities during the period:
Southern California	27	22	26	23
Northern California	13	22	14	23

Total California	40	44	40	46

Florida	55	49	54	47
Arizona	14	15	14	18
Carolinas	21	11	20	11
Texas	24	21	24	20
Colorado	11	13	12	12

Consolidated total	165	153	164	154

Unconsolidated joint ventures(1):
Southern California	3	1	2	1
Northern California	3	3	3	3
Arizona	1	—	1	—

Total unconsolidated joint ventures	7	4	6	4

Total (including joint ventures)(1)	172	157	170	158

	At June 30,
	2005	2004
Backlog (in homes):
Southern California	1,143	1,226
Northern California	581	847

Total California	1,724	2,073

Florida	2,948	2,844
Arizona	1,474	1,002
Carolinas	335	164
Texas	478	243
Colorado	241	276

Consolidated total	7,200	6,602

Unconsolidated joint ventures(1):
Southern California	69	19
Northern California	85	131
Arizona	4	—

Total unconsolidated joint ventures	158	150

Total (including joint ventures)(1)	7,358	6,752

Backlog (estimated dollar value in thousands):
Consolidated total	$2,496,189	$2,329,277
Unconsolidated joint ventures(1)	115,312	95,337

Total (including joint ventures)(1)	$2,611,501	$2,424,614

Building sites owned or controlled:
Southern California	15,638	12,304
Northern California	5,483	4,907

Total California	21,121	17,211

Florida	11,967	14,876
Arizona	11,976	7,479
Carolinas	4,496	4,062
Texas	4,385	3,090
Colorado	1,812	1,712

Total	55,757	48,430

Total building sites owned	32,274	26,022
Total building sites optioned or subject to contract	14,208	15,365
Total joint venture lots	9,275	7,043

Total	55,757	48,430

Completed and unsold homes	154	100

Homes under construction	6,751	5,932

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Business combinations and goodwill;

•	Variable interest entities;

•	Cost of sales;

•	Inventories;

•	Unconsolidated homebuilding and land development joint ventures; and

•	Insurance and litigation accruals.

For a more detailed description of these critical accounting policies, please refer to Notes 2 and 11 of the financial statements included herewith, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Split

On July 27, 2005, our Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend. Stockholders of record at the close of business on August 8, 2005 will receive one additional share of our common stock for every one share of our common stock owned on that date. The additional shares are expected to be distributed on or about August 29, 2005. The share and per share amounts included in this Form 10-Q have not been restated to reflect such split.

Three and Six Month Periods Ended June 30, 2005 Compared to Three and Six Month Periods Ended June 30, 2004

Overview

Net income for the 2005 second quarter increased 79 percent to $107.6 million, or $3.08 per diluted share, compared to $60.0 million, or $1.72 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 77 percent increase in homebuilding pretax income to $172.4 million and an increase of $2.0 million in financial services pretax income. For the six months ended June 30, 2005, net income increased 85 percent to $189.7 million, or $5.44 per diluted share, compared to $102.4 million, or $2.93 per diluted share, for the year earlier period. The increase in net income for the six month period was driven by an 82 percent increase in homebuilding pretax income to $303.3 million, an increase of $2.2 million in financial services pretax income and a 50 basis point decrease in our effective tax rate.

The significant increase in homebuilding pretax earnings reflected the impact on our business of a number of positive economic factors and demographic trends combined with the positive results from our growth initiatives in our existing markets and expansion into new geographic markets over the past seven years. Historically low mortgage interest rates combined with steady or improving employment levels in most of our larger markets helped drive demand for new housing. Demand for new homes was also supported by a number of positive demographic factors such as the aging baby boomers who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, we have experienced growing constraints on the availability of buildable land in many of our markets, which also contributed to increasing home prices.

For the twelve-month period ended June 30, 2005, our return on average stockholders’ equity was 30.8 percent, which represented a 660 basis point improvement over the year earlier period. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including our return on average stockholders’ equity, in both its strategic decision making and day to day management of operations.

Results of operations for the three and six months ended June 30, 2005 include the results of our new Tucson, Arizona operations acquired during the third quarter of 2004 and Bakersfield, California operations acquired during the first quarter of 2005.

Our outlook for 2005 reflects our strong operating results to date combined with our record backlog at June 30, 2005. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we are targeting 11,100 new home deliveries, excluding 250 joint venture deliveries, and homebuilding revenues of approximately $3.9 billion for 2005.

Homebuilding

Homebuilding pretax income for the 2005 second quarter increased 77 percent to $172.4 million from $97.2 million in the year earlier period. The increase in pretax income was driven by a 24 percent increase in homebuilding revenues, a 400 basis point improvement in our homebuilding gross margin percentage and a $3.8 million increase in homebuilding joint venture income. These positive factors were partially offset by a 20 basis point increase in our selling, general and administrative (“SG&A”) expense rate. In addition, other income (expense) for the 2004 second quarter included a $10.2 million pretax charge in connection with the redemption, in full, of our $100 million 8% Senior Notes due 2008 and our $150 million 8.5% Senior Notes due 2009.

For the six months ended June 30, 2005, homebuilding pretax income increased 82 percent to $303.3 million compared to $166.2 million in the year earlier period. This increase was primarily the result of a 37 percent increase in homebuilding revenues, a 370 basis point improvement in our homebuilding gross margin percentage, a 60 basis point decrease in our SG&A rate and the increase in other income (expense) resulting primarily from the 2004 debt redemption charge noted above. These increases were partially offset by a $5.8 million decrease in income from unconsolidated joint ventures.

Homebuilding revenues for the 2005 second quarter increased 24 percent to $952.3 million from $769.3 million last year. The increase in revenues was attributable to a 37 percent increase in new home deliveries (exclusive of joint ventures), partially offset by a 9 percent decrease in our consolidated average home price to $346,000.

During the 2005 second quarter, we delivered 766 new homes in California (exclusive of joint ventures), a slight decrease from the 2004 second quarter. Including joint ventures, California deliveries were up 4 percent to 871 homes. Deliveries were off 8 percent in Southern California to 498 new homes (including 30 joint venture deliveries) reflecting the slowdown in orders in the second half of 2004 in some of our Southern California markets. Deliveries were up 24 percent in Northern California to 373 new homes (including 75 joint venture deliveries) and were driven by strong order trends last year and in the first quarter of 2005. In Florida, where housing market conditions remain strong, we delivered 841 new homes in the second quarter of 2005, representing an 82 percent year-over-year increase. We delivered 536 homes (including 4 joint venture deliveries) during the 2005 second quarter in Arizona, a 53 percent increase from the 2004 second quarter. The increase in new home deliveries in the state was due to a surge in new home orders in Phoenix during the 2004 fourth quarter and the 2005 first quarter reflecting strong demand for new housing, combined with the delivery of 59 new homes from our new Tucson division, which we acquired in the second half of 2004. In the Carolinas, deliveries were up 109 percent to 266 new homes driven primarily by order growth from new community openings. New home deliveries were up 18 percent in Texas, also driven primarily by new community growth in 2004. New home deliveries increased 31 percent in Colorado due to higher absorption rates per community.

Homebuilding revenues for the six months ended June 30, 2005 increased 37 percent to $1.8 billion compared to $1.3 billion for the year earlier period. The increase in revenues was due to a 40 percent increase in new home deliveries (exclusive of joint ventures) to 5,102 homes, which was partially offset by a 2 percent decrease in our consolidated average home price to $349,000.

During the 2005 second quarter, our average home price declined 9 percent year-over-year to $346,000. The lower average selling price was attributable to the shifting geographic mix of our new home deliveries whereby 72 percent of our consolidated deliveries (excluding joint venture deliveries) were from outside of California compared to 61 percent in the year earlier period. Our average home prices in our non-California divisions are substantially lower than those in California. Our average home price in California was $665,000 for the second quarter of 2005, a 5 percent increase from the year earlier period. The higher home price reflects the impact of general price increases in the state, which were offset in part by an increase in deliveries from more affordable regions and projects within the state. Our average price in Florida was essentially unchanged from the year ago period and reflects the delivery of more affordable homes in many of our divisions in the state, which was offset by general price increases in most regions in Florida. Our average price in Arizona was up 10 percent to $211,000 primarily reflecting general price increases in Phoenix and the addition of Tucson in the second half of last year where our average home price was approximately $240,000. Our average home price was up 4 percent in the Carolinas and primarily reflected a change in delivery mix. Our average prices in Texas and Colorado were down 4 percent and up 7 percent, respectively, also reflecting changes in our product mix. For the full year, we expect that our average home price will decline approximately 7 percent to $345,000 to $350,000 as a result of a greater distribution of deliveries outside of California, particularly in Florida. We expect that our 2005 third quarter average home price will be $335,000 to $340,000.

Our homebuilding gross margin percentage for the 2005 second quarter was up 400 basis points year-over-year to 27.5 percent. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in California, Florida and Arizona, our largest markets. Margins in the Carolinas, Texas and Colorado, while generally improving, were still below our companywide average and generally reflected the impact of slower economic conditions in those regions and the less supply-constrained nature of those markets. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets as a result of healthy housing demand combined with a constrained supply of buildable land. The higher year-over-year margins in Florida and Arizona reflected healthy demand for new homes combined with increasing volume and cost efficiencies. Our homebuilding gross margin percentage for the 2005 third and fourth quarters is expected to be in the 26.0 percent to 27.0 percent range, while our homebuilding gross margin for the full year is expected to be up approximately 200-250 basis points over the 24.4 percent homebuilding gross margin percentage generated in 2004.

For the six months ended June 30, 2005, our homebuilding gross margin percentage was up 370 basis points to 26.8 percent compared to 23.1 percent in the year earlier period. This increase was primarily the result of improved homebuilding gross margins in California, Florida and Arizona.

SG&A expenses (including corporate G&A) for the 2005 second quarter increased 20 basis points to 11.0 percent of homebuilding revenues compared to 10.8 percent last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to an increase in equity-based compensation expense in 2005, net of the benefit of leveraging our SG&A over a higher revenue base. For the six months ended June 30, 2005, SG&A expenses decreased 60 basis points to 11.0 percent of homebuilding revenues compared to 11.6 percent in the year earlier period. This decrease in SG&A expenses as a percentage of homebuilding revenues was due primarily to the economics of scale realized from our 37 percent increase in revenues over the prior year period. Our projected SG&A rate for the full year is expected to be approximately 11.0 percent.

Income from unconsolidated homebuilding joint ventures was up $3.8 million for the 2005 second quarter to $15.2 million. The higher level of profits from joint ventures was driven primarily by a 118 percent increase in the number of joint venture deliveries to 109 homes as well as by an increase in joint venture income from land sales to other builders. For the six months ended June 30, 2005, income from unconsolidated homebuilding joint ventures was down $5.8 million to $21.9 million and was driven by a decrease in margins resulting primarily from a change in joint venture product mix. For 2005, we expect to generate approximately $65 million in joint venture income from approximately 250 new home deliveries as well as profits from joint venture land sales to other builders.

Other income primarily reflects construction fee income generated from our Orlando and Jacksonville operations in 2005 and 2004 and our Colorado, Tucson and Bakersfield operations in 2005. The 2004 construction fee income was offset by the $10.2 million pretax charge recognized in connection with the early retirement of our Senior Notes discussed above.

New orders companywide for the second quarter of 2005 were up 3 percent to 3,298 homes (including 84 from unconsolidated joint ventures), which was consistent with our expectations for the 2005 second quarter. The order levels reflected generally healthy housing market conditions in our three largest markets: California, Florida, and Arizona and gradually improving housing market conditions in the Carolinas, Texas and Colorado. New home orders were up 38 percent year-over-year in Southern California on a 30 percent higher average community count, reflecting an improved tone compared to much of last year and the generally supply-constrained nature of the Southern California region. In Northern California, new home orders were down 46 percent on a 36 percent lower active community count. The decrease in new home orders on a same community basis in this region reflects a lack of product availability due to rapid sellouts in many projects throughout Northern California. Despite the reduced supply of homes for sale, we are still selling at a weekly rate in excess of one home per project in Northern California, and we have less than one completed and unsold unit per project on average. New home orders were flat in Florida on a 12 percent increase in active selling communities. The lower sales rate per community in Florida during the second quarter of 2005 continues to reflect a conscious decision by us to reduce the number of new homes for sale due to strong backlog levels. This adjustment in our rate of new home releases should better align sales with our production capabilities. We are generally experiencing healthy housing market conditions in all of our Florida markets. In Arizona, new home orders were down 26 percent on a flat community count. This lower sales rate per community results from our strategy of reducing the weekly number of homes available for sale in the Phoenix housing market due to increasing construction cycle times as a result of the tightening supply of construction labor and materials brought on by the record level of demand for new homes in this market. In addition, the Arizona total for the 2005 second quarter includes 26 orders from 3 communities from our new Tucson division, which we acquired in August 2004. Orders were up 136 percent in the Carolinas on a 91 percent higher community count and up 56 percent in Texas on a 14 percent higher community count. These sales rate increases were driven, in large part, by a positive reception to our new projects in these markets combined with gradually improving market conditions. In Colorado, orders were down 23 percent on a 15 percent lower community count. Our cancellation rate for the 2005 second quarter was 14 percent compared to 15 percent for the year earlier period. Our orders for the 2005 second quarter include 84 homes from 7 joint venture communities, compared to 69 homes from 4 joint venture communities last year.

The strong level of new home orders for the 2005 second quarter resulted in a record second quarter backlog of 7,200 presold homes (excluding 158 joint venture homes) valued at an estimated $2.5 billion (excluding $115 million of joint venture backlog), an increase of 7 percent from the June 30, 2004 backlog value.

We ended the quarter with 174 active selling communities, an 11 percent increase over the year earlier period. We are planning to open approximately 70 new communities during the balance of the year and are targeting a year-end community count of approximately 200 to 210 active subdivisions, 18 percent higher than at the end of 2004.

Financial Services

In the 2005 second quarter, we generated a profit of $1.3 million from our financial services subsidiary, which currently offers mortgage-banking services to our homebuyers in California, Arizona, Texas and South Florida. This compares to an $840,000 loss in the year earlier period and reflects improved margins on loan sales and capture rates compared to last year when we experienced intense competitive pressures resulting from the significant reduction in mortgage refinance activity during 2004, as well as costs incurred in 2004 in connection with startup operations in Arizona and Texas and income from these new operations in 2005.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions currently operating in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa, Orlando and Southwestern Florida, was down $219,000 to $502,000. The lower level of income was primarily due to our decision in the second half of 2004 to transition our mortgage operations in Arizona and Texas from the joint venture structure to our wholly owned financial services subsidiary.

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

During the six months ended June 30, 2005, our homebuilding debt increased by approximately $187.7 million. These funds, in addition to cash flow from operations and cash balances available at the beginning of the period, were used to finance our $380.3 million increase in homebuilding assets as well as fund $6.9 million in stock repurchases and $5.4 million in dividends during the period. The increased investment in our homebuilding operations was made to support our growth initiatives, which consist of expansion into new geographic markets as well as increasing delivery volume in our established divisions. We expect to further increase our net investment in homebuilding assets in 2005 as we continue to pursue our growth initiatives.

An important focus of management is controlling our leverage. Careful consideration is given to balancing our desire to further our strategic growth initiatives while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our leverage has generally fluctuated over the past several years in the range of 45 percent to 55 percent (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases and acquisitions of other homebuilders.

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

The credit facility contains financial covenants, including the following:

•	a covenant that, as of June 30, 2005, requires us to maintain not less than $1,018.8 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of combined senior homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.0 to 1.0;

•	our ratio of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The facility also limits, among other things, our investments in joint ventures, the amount of dividends we can pay and the amount of our common stock we can repurchase. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the credit facility and from other sources. At June 30, 2005, we had $150.0 million of borrowings outstanding and had issued approximately $65.4 million of letters of credit under the credit facility. As of June 30, 2005, we were in compliance with the covenants of this credit facility. Our ability to renew and extend this credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $170 million. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants and have current maturity dates ranging from April 26, 2006 to June 24, 2006. At June 30, 2005, we had approximately $112.0 million advanced under these mortgage credit facilities.

In March 2004, the Securities and Exchange Commission declared effective our $800 million universal shelf registration statement on Form S-3. The universal shelf permits us to issue from time to time common stock, preferred stock, debt securities and warrants. Currently, all $800 million of securities remain available for future issuance by us under this registration statement. On August 1, 2005, we announced a proposed offering of $350 million of senior notes pursuant to the shelf registration. Consummation of the offering is subject to market conditions and other customary closing conditions. We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case, we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or our interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development costs. Subject to certain exceptions in Florida, we generally are not responsible for the repayment of these assessment district bonds. At June 30, 2005, we had approximately $63.9 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a repayment obligation.

We paid approximately $5.4 million, or $0.16 per common share, in dividends to our stockholders during the six months ended June 30, 2005. We expect that this dividend policy (adjusted to reflect our recently announced stock split) will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes indentures impose restrictions on the amount of dividends we may be able to pay. On July 27, 2005, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock and a two-for-one stock split to be effected in the form of a stock dividend. These dividends will be paid on August 29, 2005 to stockholders of record on August 8, 2005.

During the six months ended June 30, 2005, we issued 228,660 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $5.2 million.

In May 2004, our Board of Directors authorized a $75 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2005 through August 1, 2005, we have repurchased 92,179 shares of common stock for approximately $6.9 million under the plan, leaving a balance of approximately $44.3 million for future share repurchases.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of June 30, 2005, we had cash deposits and letters of credit outstanding of approximately $54.4 million on land purchase contracts having a total remaining purchase price of approximately $1,009.3 million. Approximately $131.5 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of June 30, 2005, we had cash deposits and letters of credit outstanding of approximately $59.0 million on option contracts having a total remaining purchase price of approximately $637.2 million. Approximately $44.7 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At June 30, 2005, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $571.0 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of June 30, 2005, approximately $274.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of June 30, 2005, our joint ventures had approximately $204.9 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements as of June 30, 2005. We have not yet determined the anticipated impact of adopting EITF 04-05 for our arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact our consolidated net income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and our outstanding variable rate debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the period ended June 30, 2005. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, WRT Financial, Westfield Home Mortgage and Home First Funding. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of June 30, 2005, Family Lending had approximately $151.7 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $134.2 million were hedged by forward sale commitments of mortgage-backed securities.

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

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•	local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	our significant amount of debt and the impact of restrictive covenants in our credit agreements and public notes;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage banking operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other risks discussed in our filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K.

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

At our Annual Meeting held on May 10, 2005, Standard Pacific’s stockholders re-elected Stephen J. Scarborough, Douglas C. Jacobs and Larry D. McNabb as Class II directors. In addition, the term of office of the following Class I and III directors continued after the Annual Meeting: Andrew H. Parnes, James L. Doti, Frank E. O’Bryan, Michael C. Cortney, Ronald R. Foell and Jeffery V. Peterson. The stockholders also voted to approve the 2005 Stock Incentive Plan. Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-votes
Election of Stephen J. Scarborough	29,799,061	N/A	2,088,420	N/A

Election of Douglas C. Jacobs	29,130,650	N/A	2,756,831	N/A

Election of Larry D. McNabb	29,763,392	N/A	2,124,089	N/A

Approval of 2005 Stock Incentive Plan	19,126,476	4,959,711	42,697	7,758,597

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

Dated: August 3, 2005	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors and Chief Executive Officer

Dated: August 3, 2005	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President - Finance and Chief Financial Officer