Form 10-Q
period 2005-09-30
STANDARD PACIFIC CORP /DE/
filed 2005-11-03
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at November 1, 2005: 68,621,704

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Homebuilding:
Revenues	$936,687	$865,797	$2,725,366	$2,170,325
Cost of sales	(682,794)	(666,727)	(1,992,349)	(1,669,309)

Gross margin	253,893	199,070	733,017	501,016

Selling, general and administrative expenses	(109,476)	(88,068)	(306,611)	(238,990)
Income from unconsolidated joint ventures	15,650	8,463	37,512	36,122
Interest expense	(1,980)	(1,801)	(6,342)	(5,413)
Other income (expense)	(4,751)	1,432	(946)	(7,426)

Homebuilding pretax income	153,336	119,096	456,630	285,309

Financial Services:
Revenues	4,750	3,956	13,344	7,885
Expenses	(3,888)	(3,258)	(11,105)	(8,460)
Income from unconsolidated joint ventures	676	463	1,617	1,920
Other income	154	104	466	309

Financial services pretax income	1,692	1,265	4,322	1,654

Income before taxes	155,028	120,361	460,952	286,963
Provision for income taxes	(58,652)	(45,767)	(174,860)	(109,982)

Net Income	$96,376	$74,594	$286,092	$176,981

Earnings Per Share:
Basic	$1.42	$1.11	$4.23	$2.62
Diluted	$1.37	$1.08	$4.09	$2.54
Weighted Average Common Shares Outstanding:
Basic	67,868,420	66,987,028	67,615,046	67,487,008
Diluted	70,293,506	69,104,090	70,002,180	69,692,182
Cash dividends per share	$0.04	$0.04	$0.12	$0.12

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$7,790	$141,697
Trade and other receivables	53,872	27,049
Inventories:
Owned	2,916,620	2,111,868
Not owned	440,634	268,028
Investments in and advances to unconsolidated joint ventures	225,983	205,429
Deferred income taxes	42,111	37,981
Goodwill and other intangibles, net	118,011	85,849
Other assets	64,315	33,857

	3,869,336	2,911,758

Financial Services:
Cash and equivalents	7,492	9,107
Mortgage loans held for sale	90,182	88,570
Other assets	3,928	3,798

	101,602	101,475

Total Assets	$3,970,938	$3,013,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$107,169	$96,470
Accrued liabilities	270,327	286,125
Liabilities from inventories not owned	42,822	32,390
Revolving credit facility	191,000	—
Trust deed and other notes payable	113,137	26,340
Senior notes payable	1,099,131	874,068
Senior subordinated notes payable	149,098	149,026

	1,972,684	1,464,419

Financial Services:
Accounts payable and other liabilities	2,496	2,127
Mortgage credit facilities	83,020	81,892

	85,516	84,019

Total Liabilities	2,058,200	1,548,438

Minority Interests	289,827	142,800
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 68,068,530 and 67,234,698 shares outstanding, respectively	681	672
Additional paid-in capital	441,543	418,591
Retained earnings	1,180,687	902,732

Total Stockholders’ Equity	1,622,911	1,321,995

Total Liabilities and Stockholders’ Equity	$3,970,938	$3,013,233

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$286,092	$176,981
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated joint ventures	(39,129)	(38,042)
Cash distributions of income from unconsolidated joint ventures	35,174	52,426
Depreciation and amortization	4,258	2,922
Loss on early extinguishment of debt	5,938	10,154
Amortization of stock-based compensation	8,565	4,310
Changes in cash and equivalents due to:
Trade and other receivables	(28,367)	(931)
Inventories - owned	(578,203)	(426,938)
Inventories - not owned	(14,621)	(68,846)
Deferred income taxes	(4,130)	(21)
Other assets	(20,254)	(13,954)
Accounts payable	8,354	8,986
Accrued liabilities	(9,742)	34,727
Liabilities from inventories not owned	—	(3,958)

Net cash used in operating activities	(346,065)	(262,184)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(115,609)	(25,078)
Investments in and advances to unconsolidated homebuilding joint ventures	(134,784)	(97,306)
Capital distributions and repayments from unconsolidated homebuilding joint ventures	79,100	63,726
Net additions to property and equipment	(9,817)	(4,403)

Net cash used in investing activities	(181,110)	(63,061)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	191,000	196,000
Principal payments on trust deed and other notes payable	(10,746)	(28,708)
Redemption of senior notes payable	(130,938)	(259,045)
Proceeds from the issuance of senior notes payable	346,480	297,240
Net proceeds from mortgage credit facilities	1,128	2,440
Dividends paid	(8,137)	(8,102)
Repurchases of common stock	(6,865)	(33,182)
Proceeds from the exercise of stock options	9,731	5,588

Net cash provided by financing activities	391,653	172,231

Net decrease in cash and equivalents	(135,522)	(153,014)
Cash and equivalents at beginning of period	150,804	170,483

Cash and equivalents at end of period	$15,282	$17,469

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$55,897	$52,174
Income taxes	224,114	126,613
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$97,543	$29,859
Inventory received as distributions from unconsolidated homebuilding joint ventures	39,009	13,960
Deferred purchase price recorded in connection with acquisitions	10,547	3,664
Expenses capitalized in connection with the issuance of senior notes payable	3,520	2,760
Income tax benefit credited in connection with the exercise of stock options	11,530	3,153
Inventories not owned	157,985	70,685
Liabilities from inventories not owned	10,432	19,909
Minority interests	147,553	50,776

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2005, and the results of operations and cash flows for the periods presented.

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

On July 27, 2005, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. Stockholders of record at the close of business on August 8, 2005 received one additional share of our common stock for every one share of our common stock owned on that date. The additional shares were distributed on August 29, 2005. Accordingly, all share and per share amounts included in this Form 10-Q have been restated to reflect such stock split for all periods presented.

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

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance shares awards and nonvested restricted stock, using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Three Months Ended September 30,
	2005			2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$96,376	67,868,420	$1.42	$74,594	66,987,028	$1.11
Effect of dilutive securities:
Stock options	—	2,260,086		—	2,117,062
Nonvested performance share awards	—	158,051		—	—
Nonvested restricted stock	—	6,949		—	—

Diluted earnings per share	$96,376	70,293,506	$1.37	$74,594	69,104,090	$1.08

	Nine Months Ended September 30,
	2005			2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$286,092	67,615,046	$4.23	$176,981	67,487,008	$2.62
Effect of dilutive securities:
Stock options	—	2,252,651		—	2,205,174
Nonvested performance share awards	—	129,513		—	—
Nonvested restricted stock	—	4,970		—	—

Diluted earnings per share	$286,092	70,002,180	$4.09	$176,981	69,692,182	$2.54

4.	Stock-Based Compensation

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

Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations until we adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 as further described in Note 12. All grants made prior to January 1, 2003 will be fully vested on January 1, 2006. As a result, no additional compensation expense will be recognized relating to these awards upon adopting SFAS 123R. In accordance with the intrinsic value method of accounting under APB 25, no stock-based employee compensation expense is reflected in net income relating to stock-based awards granted prior to January 1, 2003, as all stock-based awards granted prior to such date had an exercise price equal to the fair market value of the underlying common stock on the date of grant and vesting is not dependent on any future conditions other than continued employment.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plans in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$96,376	$74,594	$286,092	$176,981
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	2,133	1,146	5,316	2,658
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,332)	(1,540)	(5,846)	(3,866)

Net income, as adjusted	$96,177	$74,200	$285,562	$175,773

Earnings per share:
Basic—as reported	$1.42	$1.11	$4.23	$2.62
Basic—as adjusted	$1.42	$1.11	$4.22	$2.60
Diluted—as reported	$1.37	$1.08	$4.09	$2.54
Diluted—as adjusted(1)	$1.37	$1.07	$4.08	$2.52

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all of our stock-based compensation plans for the three months ended September 30, 2005 and 2004 were 70,353,835 and 69,192,148 and for the nine months ended September 30, 2005 and 2004 were 70,067,435 and 69,757,502, respectively.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

On May 10, 2005, our stockholders approved our 2005 Stock Incentive Plan. The maximum number of shares of common stock that may be issued under the 2005 Plan is two million.

On September 1, 2005, the Compensation Committee of our Board of Directors granted options to employees to purchase 781,500 shares of our common stock. The fair value of these stock options was estimated using the Black-Scholes option pricing model on the date of grant using the following weighted average assumptions: a dividend yield of 0.37 percent, an expected volatility of 39.35 percent, a risk-free interest rate of 3.81 percent and an expected life of 3.28 years. Based on the above assumptions, the weighted-average per share fair value of these options was $13.73.

On January 29, 2004, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. Performance share awards can result in the issuance of shares of our common stock (“Shares”) contingent upon the degree to which we achieve a targeted return on equity during the applicable fiscal year period and the Compensation Committee’s subjective evaluation of management’s effectiveness during such period. One-third of any Shares issued vest on each of the first three anniversaries of the grant date if the executive remains an employee through the vesting dates. The closing price of our common stock on the grant date of the 2004 awards was $23.06 per share. These performance share awards resulted in the issuance of 376,000 Shares on February 1, 2005. As of September 30, 2005, 250,660 nonvested Shares were outstanding relating to these awards.

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The targeted aggregate number of Shares to be issued pursuant to these awards is 324,000 with the maximum number of Shares that may be issued under the awards totaling 469,800. The closing price of our common stock on the grant date of the 2005 awards was $36.92 per share. Estimated compensation expense to be recognized relating to these awards is based on the targeted number of Shares. No Shares have been issued relating to these awards as of September 30, 2005.

Total compensation expense recognized related to performance share awards for the three months ended September 30, 2005 and 2004 was approximately $1,719,000 and $623,000 and for the nine months ended September 30, 2005 and 2004 was approximately $4,351,000 and 1,660,000, respectively.

5.	Inventories

Inventories consisted of the following at:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,687,856	$1,138,766
Homes completed and under construction	1,104,582	855,585
Model homes	124,182	117,517

Total inventories owned	$2,916,620	$2,111,868

Inventories not owned:
Land purchase and land option deposits	$108,295	$93,675
Variable interest entities, net of deposits	324,739	171,590
Other land option contracts, net of deposits	7,600	2,763

Total inventories not owned	$440,634	$268,028

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

At September 30, 2005 and December 31, 2004, we consolidated 23 and 17 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $37.6 million and $19.7 million as of September 30, 2005 and December 31, 2004, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46. As a result, included in our condensed consolidated balance sheets at September 30, 2005 and December 31, 2004, were inventories not owned related to these VIEs of approximately $362.3 million and $191.3 million (which includes $37.6 million and $19.7 million in deposits), liabilities from inventories not owned of approximately $35.2 million and $29.6 million, and minority interests of approximately $289.5 million and $142.0 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

6.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized and expensed for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total homebuilding interest incurred	$25,302	$22,779	$68,408	$66,133
Less: Homebuilding interest capitalized to inventories owned	(23,322)	(20,978)	(62,066)	(60,720)

Homebuilding interest expense	$1,980	$1,801	$6,342	$5,413

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$14,325	$15,356	$43,410	$38,532

Homebuilding interest capitalized in inventories owned at end of period			$77,276	$60,626

Capitalized interest as a percentage of inventories owned at end of period			2.6%	2.7%

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

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash	$60,871	$48,926
Inventories	1,387,514	1,181,958
Other assets	14,032	10,044

Total assets	$1,462,417	$1,240,928

Liabilities and Equity:
Accounts payable and accrued liabilities	$193,223	$104,168
Construction loans and trust deed notes payable	602,867	554,620
Equity	666,327	582,140

Total liabilities and equity	$1,462,417	$1,240,928

Our share of equity shown above was approximately $223.3 million and $201.1 million at September 30, 2005 and December 31, 2004, respectively. Additionally, as of September 30, 2005 and December 31, 2004, we had advances outstanding of approximately $2.7 million and $4.3 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues	$57,217	$54,095	$266,979	$192,330
Cost of sales and expenses	(38,441)	(41,328)	(177,309)	(129,417)

Net income	$18,776	$12,767	$89,670	$62,913

Income from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

8.	Acquisitions

In March 2005, we acquired Probuilt Homes, a homebuilder in the Bakersfield, California area. With this acquisition, we purchased or assumed the rights to acquire approximately 1,000 buildable lots. In September 2005, we acquired Eagle Valley Homes, a homebuilder in the San Antonio, Texas area. This acquisition added approximately 5,500 owned or controlled buildable lots to our existing San Antonio operations.

These acquisitions were accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price of these acquisitions was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Probuilt Homes and Eagle Valley Homes are included in the accompanying condensed consolidated financial statements beginning on their respective dates of acquisition.

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

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Accrued warranty, beginning of the period	$23,560	$23,522
Warranty costs accrued during the period	14,501	8,164
Warranty costs paid during the period	(12,902)	(8,147)

Accrued warranty, end of the period	$25,159	$23,539

10.	Senior Notes

In August 2005, we issued $175 million of 6 1/2% Senior Notes that mature on August 15, 2010 and $175 million of 7% Senior Notes that mature on August 15, 2015. These notes were issued at par with interest due and payable on February 15 and August 15 of each year until maturity, commencing February 15, 2006. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $346.5 million, and $130.9 million was used in September 2005 to redeem in full our 9 1/2% Senior Notes due 2010 (the “9 1/2% Senior Notes”) with the balance used for general corporate purposes. In connection with the redemption of the 9 1/2% Senior Notes, we incurred a pretax charge of approximately $5.9 million, which is included in other income (expense) in the accompanying condensed consolidated statements of income. This charge represents the redemption premium paid to the holders of the 9 1/2% Senior Notes.

11.	Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of September 30, 2005, we had cash deposits and letters of credit outstanding of approximately $72.1 million on land purchase contracts having a total remaining purchase price of $1,134.0 million. Approximately $259.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of September 30, 2005, we had cash deposits and letters of credit outstanding of approximately $58.6 million on option contracts having a total remaining purchase price of approximately $746.6 million. Approximately $85.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2005, our unconsolidated joint ventures had borrowings outstanding of approximately $602.9 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of September 30, 2005, approximately $325.5 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of September 30, 2005, there were approximately $182.6 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $72.7 million at September 30, 2005, and carried a weighted average interest rate of approximately 6.4 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of September 30, 2005, Family Lending had approximately $129.9 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $116.8 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of September 30, 2005, Family Lending held approximately $10.6 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements as of September 30, 2005. We have not yet determined the anticipated impact of adopting EITF 04-05 for our arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact our consolidated net income.

13.	Stock Split

On July 27, 2005, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. Stockholders of record at the close of business on August 8, 2005 received one additional share of our common stock for every one share of our common stock owned on that date. The additional shares were distributed on August 29, 2005. Accordingly, all share and per share amounts included in this Form 10-Q have been restated to reflect such stock split for all periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$936,687	$865,797	8%	$2,725,366	$2,170,325	26%
Cost of sales	(682,794)	(666,727)	2%	(1,992,349)	(1,669,309)	19%

Gross margin	253,893	199,070	28%	733,017	501,016	46%

Gross margin percentage	27.1%	23.0%		26.9%	23.1%

Selling, general and administrative expenses	(109,476)	(88,068)	24%	(306,611)	(238,990)	28%
Income from unconsolidated joint ventures	15,650	8,463	85%	37,512	36,122	4%
Interest expense	(1,980)	(1,801)	10%	(6,342)	(5,413)	17%
Other income (expense)	(4,751)	1,432	(432)%	(946)	(7,426)	87%

Homebuilding pretax income	153,336	119,096	29%	456,630	285,309	60%

Financial Services:
Revenues	4,750	3,956	20%	13,344	7,885	69%
Expenses	(3,888)	(3,258)	19%	(11,105)	(8,460)	31%
Income from unconsolidated joint ventures	676	463	46%	1,617	1,920	(16)%
Other income	154	104	48%	466	309	51%

Financial services pretax income	1,692	1,265	34%	4,322	1,654	161%

Income before taxes	155,028	120,361	29%	460,952	286,963	61%
Provision for income taxes	(58,652)	(45,767)	28%	(174,860)	(109,982)	59%

Net Income	$96,376	$74,594	29%	$286,092	$176,981	62%

Earnings Per Share:
Basic	$1.42	$1.11	28%	$4.23	$2.62	61%
Diluted	$1.37	$1.08	27%	$4.09	$2.54	61%
Net cash provided by (used in) operating activities	$(131,143)	$(92,654)		$(346,065)	$(262,184)

Net cash provided by (used in) investing activities	$(91,736)	$(39,630)		$(181,110)	$(63,061)

Net cash provided by (used in) financing activities	$227,461	$130,586		$391,653	$172,231

Adjusted Homebuilding EBITDA(1)	$181,021	$151,689		$516,900	$352,763

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) material noncash impairment charges, if any, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

The tables set forth below reconcile net cash used in operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net cash used in operating activities	$(131,143)	$(92,654)	$(346,065)	$(262,184)
Add:
Income taxes	58,652	45,767	174,860	109,982
Homebuilding interest expense	1,980	1,801	6,342	5,413
Expensing of previously capitalized interest included in cost of sales	14,325	15,356	43,410	38,532
Less:
Income (loss) from financial services subsidiary	862	698	2,239	(575)
Depreciation and amortization from financial services subsidiary	148	126	433	336
Loss on early extinguishment of debt	5,938	—	5,938	10,154
Net changes in operating assets and liabilities:
Trade and other receivables	(31,592)	17,511	28,367	931
Inventories-owned	271,143	168,124	578,203	426,938
Inventories-not owned	12,650	35,406	14,621	68,846
Deferred income taxes	4,562	(2,072)	4,130	21
Other assets	1,278	(1,120)	20,254	13,954
Accounts payable	1,747	(18,395)	(8,354)	(8,986)
Accrued liabilities	(15,633)	(17,211)	9,742	(34,727)
Liabilities from inventories not owned	—	—	—	3,958

Adjusted Homebuilding EBITDA	$181,021	$151,689	$516,900	$352,763

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$96,376	$74,594	$286,092	$176,981
Add:
Cash distributions of income from unconsolidated joint ventures	21,739	21,276	35,174	52,426
Income taxes	58,652	45,767	174,860	109,982
Homebuilding interest expense	1,980	1,801	6,342	5,413
Expensing of previously capitalized interest included in cost of sales	14,325	15,356	43,410	38,532
Homebuilding depreciation and amortization	1,706	670	3,825	2,586
Amortization of stock-based compensation	3,431	1,849	8,565	4,310
Less:
Income from unconsolidated joint ventures	16,326	8,926	39,129	38,042
Income (loss) from financial services subsidiary	862	698	2,239	(575)

Adjusted Homebuilding EBITDA	$181,021	$151,689	$516,900	$352,763

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
New homes delivered:
Southern California	426	552	1,224	1,424
Northern California	294	312	953	753

Total California	720	864	2,177	2,177

Florida	879	605	2,538	1,461
Arizona	487	408	1,461	1,241
Carolinas	247	130	681	335
Texas	310	172	658	448
Colorado	108	120	338	287

Consolidated total	2,751	2,299	7,853	5,949

Unconsolidated joint ventures(1):
Southern California	4	—	44	78
Northern California	49	53	159	113
Arizona	5	1	10	1

Total unconsolidated joint ventures	58	54	213	192

Total (including joint ventures)(1)	2,809	2,353	8,066	6,141

Average selling prices of homes delivered:
California (excluding joint ventures)	$660,000	$651,000	$677,000	$628,000
Florida	$240,000	$217,000	$227,000	$221,000
Arizona (excluding joint venture)	$216,000	$177,000	$208,000	$184,000
Carolinas	$163,000	$160,000	$158,000	$149,000
Texas	$211,000	$233,000	$219,000	$240,000
Colorado	$339,000	$299,000	$324,000	$298,000
Consolidated (excluding joint ventures)	$339,000	$376,000	$346,000	$363,000
Unconsolidated joint ventures(1)	$716,000	$695,000	$710,000	$644,000
Total (including joint ventures)(1)	$347,000	$383,000	$355,000	$372,000

Net new orders:
Southern California	686	381	1,926	1,595
Northern California	153	322	654	1,127

Total California	839	703	2,580	2,722

Florida	787	710	2,591	2,680
Arizona	487	603	1,479	1,686
Carolinas	279	137	883	441
Texas	388	155	944	490
Colorado	108	105	368	377

Consolidated total	2,888	2,413	8,845	8,396

Unconsolidated joint ventures(1):
Southern California	36	5	120	19
Northern California	37	53	113	161
Arizona	36	3	42	3

Total unconsolidated joint ventures	109	61	275	183

Total (including joint ventures)(1)	2,997	2,474	9,120	8,579

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, total orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average number of selling communities during the period:
Southern California	29	25	27	24
Northern California	12	18	14	21

Total California	41	43	41	45

Florida	50	51	53	48
Arizona	15	16	14	17
Carolinas	18	14	19	12
Texas	29	21	26	21
Colorado	12	14	12	13

Consolidated total	165	159	165	156

Unconsolidated joint ventures(1):
Southern California	2	1	2	1
Northern California	3	4	3	3
Arizona	1	1	1	1

Total unconsolidated joint ventures	6	6	6	5

Total (including joint ventures)(1)	171	165	171	161

	At September 30,
	2005	2004
Backlog (in homes):
Southern California	1,403	1,055
Northern California	440	857

Total California	1,843	1,912

Florida	2,856	2,949
Arizona	1,474	1,279
Carolinas	367	171
Texas	981	226
Colorado	241	261

Consolidated total	7,762	6,798

Unconsolidated joint ventures(1):
Southern California	101	24
Northern California	73	131
Arizona	35	3

Total unconsolidated joint ventures	209	158

Total (including joint ventures)(1)	7,971	6,956

Backlog (estimated dollar value in thousands):
Southern California	$955,601	$658,509
Northern California	309,943	533,800

Total California	1,265,544	1,192,309

Florida	722,114	652,578
Arizona	387,134	235,752
Carolinas	59,142	25,323
Texas	177,827	52,267
Colorado	79,244	88,535

Consolidated Total	2,691,005	2,246,764

Unconsolidated joint ventures(1):
Southern California	73,303	20,064
Northern California	52,561	83,997
Arizona	9,982	848

Total unconsolidated joint ventures	135,846	104,909

Total (including joint ventures)(1)	$2,826,851	$2,351,673

Selected Operating Data – (continued)

	At September 30,
	2005	2004
Building sites owned or controlled:
Southern California	16,356	12,513
Northern California	6,035	5,225

Total California	22,391	17,738

Florida	15,207	14,680
Arizona	12,524	9,195
Carolinas	5,780	4,200
Texas	13,417	3,065
Colorado	1,694	1,827
Nevada	380	—

Total	71,393	50,705

Total building sites owned	35,547	25,693
Total building sites optioned or subject to contract	26,630	17,089
Total joint venture lots	9,216	7,923

Total	71,393	50,705

Completed and unsold homes	247	139

Homes under construction	8,023	6,366

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

Stock Split

On July 27, 2005, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. Stockholders of record at the close of business on August 8, 2005 received one additional share of our common stock for every one share of our common stock owned on that date. The additional shares were distributed on August 29, 2005. Accordingly, all share and per share amounts included in this Form 10-Q have been restated to reflect such stock split for all periods presented.

Three and Nine Month Periods Ended September 30, 2005 Compared to Three and Nine Month Periods Ended September 30, 2004

Overview

Net income for the 2005 third quarter increased 29 percent to $96.4 million, or $1.37 per diluted share, compared to $74.6 million, or $1.08 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 29 percent increase in homebuilding pretax income to $153.3 million. For the nine months ended September 30, 2005, net income increased 62 percent to $286.1 million, or $4.09 per diluted share, compared to $177.0 million, or $2.54 per diluted share, for the year earlier period. The increase in net income for the nine month period was driven primarily by a 60 percent increase in homebuilding pretax income to $456.6 million, and to a lesser extent by a $2.7 million increase in financial services pretax income and a 40 basis point decrease in our effective tax rate.

The significant increase in homebuilding pretax income reflected the impact on our business of a number of positive economic factors and demographic trends combined with the positive results from our growth initiatives in our existing markets and expansion into new geographic markets over the past seven years. Historically low mortgage interest rates and a wide variety of available mortgage products combined with steady or improving employment levels in most of our larger markets helped drive demand for new housing. Demand for new homes was also supported by a number of positive demographic factors such as the aging baby boomers who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, we have experienced growing constraints on the availability of buildable land in many of our markets, which also contributed to increased home prices.

For the twelve-month period ended September 30, 2005, our return on average stockholders’ equity was 30.1 percent, which represented a 590 basis point improvement over the year earlier period. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including our return on average stockholders’ equity, in both its strategic decision making and day to day management of operations.

Results of operations for the three and nine months ended September 30, 2005 include the results of our new Tucson, Arizona operations acquired in the third quarter of 2004, our Bakersfield, California operations acquired in the first quarter of 2005, and our San Antonio, Texas operations, which acquired a homebuilder in the third quarter of 2005.

Our outlook for 2005 reflects our strong operating results to date combined with our record backlog at September 30, 2005. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our established markets, we are targeting 11,175 new home deliveries, excluding 275 joint venture deliveries, and homebuilding revenues of approximately $3.9 billion for 2005.

Homebuilding

Homebuilding pretax income for the 2005 third quarter increased 29 percent to $153.3 million from $119.1 million in the year earlier period. The increase in pretax income was driven by an 8 percent increase in homebuilding revenues, a 410 basis point improvement in our homebuilding gross margin percentage and a $7.2 million increase in homebuilding joint venture income. These positive factors were partially offset by a 150 basis point increase in our selling, general and administrative (“SG&A”) expense rate and a $5.9 million pretax charge recorded in connection with the full redemption of our $125 million of 9 1/2% Senior Notes due 2010 (the “9 1/2% Senior Notes”). The early retirement charge for the 9 1/2% Senior Notes is reflected in other income (expense) in our accompanying condensed consolidated statements of income.

For the nine months ended September 30, 2005, homebuilding pretax income increased 60 percent to $456.6 million compared to $285.3 million in the year earlier period. This increase was primarily the result of a 26 percent increase in homebuilding revenues, a 380 basis point increase in our homebuilding gross margin percentage, a $1.4 million increase in homebuilding joint venture income and a $6.5 million decrease in other expense. These increases were partially offset by a 30 basis point increase in our SG&A expense rate. In addition, other income (expense) for the nine months ended September 30, 2004 included a $10.2 million pretax charge recorded in the second quarter of 2004 in connection with the full redemption of our $100 million 8% Senior Notes due 2008 and our $150 million 8 1/2% Senior Notes due 2009.

Homebuilding revenues for the 2005 third quarter increased 8 percent to $936.7 million from $865.8 million in the year earlier period. The increase in revenues was attributable to a 20 percent increase in new home deliveries (exclusive of joint ventures), partially offset by a 10 percent decrease in our consolidated average home price to $339,000.

During the 2005 third quarter, we delivered 720 new homes in California (exclusive of joint ventures), a 17 percent decrease from the 2004 third quarter. Deliveries were off 23 percent in Southern California to 426 new homes (excluding 4 joint venture deliveries) reflecting the slowdown in orders in the second half of 2004 in some of our Southern California markets. Deliveries were down 6 percent in Northern California to 294 new homes (excluding 49 joint venture deliveries) and reflect a tight supply of new homes available for sale, particularly in the San Francisco Bay area, due to the rapid sell out of new projects earlier in the year. In Florida, where overall housing market conditions remain healthy notwithstanding recent hurricanes and where we have been steadily increasing the number of active selling communities, we delivered 879 new homes in the third quarter of 2005, representing a 45 percent year-over-year increase. We delivered 487 homes (excluding 5 joint venture deliveries) during the 2005 third quarter in Arizona, a 19 percent increase from the 2004 third quarter. The increase in new home deliveries in Arizona was due to higher new home order levels in Phoenix during the fourth quarter of 2004 and the first quarter of 2005 reflecting strong demand for new housing, combined with the delivery of 59 new homes from our new Tucson division, which we acquired in the third quarter of 2004. In the Carolinas, deliveries were up 90 percent to 247 new homes driven primarily by order growth from new community openings. New home deliveries were up 80 percent in Texas to 310 new homes driven by new community growth and the delivery of 84 new homes from our newly acquired San Antonio division. Deliveries were off 10 percent in Colorado year-over-year as a result of a modest decline in new orders in the second quarter of 2005.

Homebuilding revenues for the nine months ended September 30, 2005 increased 26 percent to $2.7 billion compared to $2.2 billion for the year earlier period. The increase in revenues was due primarily to a 32 percent increase in deliveries (exclusive of joint ventures) to 7,853 new homes, which was partially offset by a 5 percent decrease in our consolidated average home price to $346,000.

During the 2005 third quarter, our average home price declined 10 percent year-over-year to $339,000. The lower average selling price was attributable to the shifting geographic mix of our new home deliveries whereby 74 percent of our consolidated deliveries were from outside of California compared to 62 percent in the 2004 third quarter (exclusive of joint venture deliveries). The average home prices in our non-California divisions are substantially lower than those in California. Our average home price in California was $660,000 for the 2005 third quarter, a 1 percent increase from the year earlier period. The relatively flat average home price in California reflects the impact of delivering a greater percentage of our homes in Southern California from our Inland Empire division and a greater percentage of our homes in Northern California from our Sacramento division, markets where the average price is below our statewide average. The impact on our California average home price from the mix shift was offset by the general level of price increases experienced in the state. Our average price in Florida was up 11 percent from the year ago period and primarily reflects the impact of general price increases in most regions in the state. Our average price in Arizona was up 22 percent to $216,000, primarily reflecting general price increases in Phoenix and the addition of our Tucson operation in the third quarter of 2004 where our average home price was approximately $255,000. Our average price was up 2 percent in the Carolinas and primarily reflected a change in delivery mix. Our average prices in Texas and Colorado were down 9 percent and up 13 percent, respectively, also reflecting changes in our product mix. For the full year, we expect that our average home price will decline approximately $30,000, or 8 percent, to $345,000 as a result of a greater distribution of deliveries outside of California. We expect that our 2005 fourth quarter average home price will also be approximately $345,000.

Our homebuilding gross margin percentage for the 2005 third quarter was up 410 basis points year-over-year to 27.1 percent. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in California, Florida and Arizona, our largest markets. Margins in the Carolinas, Texas, and Colorado, while generally improving, were still below our company-wide average and generally reflected the impact of softer economic conditions in those regions and the less supply-constrained nature of those markets. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets as a result of healthy housing demand combined with a constrained supply of buildable land. The higher year-over-year margins in Florida and Arizona reflected healthy demand for new homes combined with increasing volume and cost efficiencies. Our homebuilding gross margin percentage for the 2005 fourth quarter is expected to be in the 27.0 percent to 28.0 percent range, while the gross margin for the full year 2005 is expected to be up approximately 300 basis points over the 24.4 percent homebuilding gross margin percentage generated in 2004.

For the nine months ended September 30, 2005, our homebuilding gross margin percentage was up 380 basis points to 26.9 percent compared to 23.1 percent in the year earlier period. This increase was primarily the result of higher homebuilding gross margins in California, Florida and Arizona.

SG&A expenses (including corporate G&A) for the 2005 third quarter increased 150 basis points to 11.7 percent of homebuilding revenues compared to 10.2 percent in the year earlier period. The higher level of SG&A expenses as a percentage of homebuilding revenues was due to (1) the shifting geographic mix of our deliveries, where our non-California operations generally incur higher levels of SG&A expenses as a percentage of revenues, (2) an increase in stock-based compensation, including the cost of expensing stock options and (3) increased overhead incurred in connection with our start-up operations in San Antonio, Bakersfield, the Central Valley of California and Las Vegas. Our projected SG&A expense rate for the full year 2005 is expected to be approximately 11.3 percent.

Income from unconsolidated joint ventures was up $7.2 million for the 2005 third quarter to $15.7 million. The higher level of venture profits was driven primarily by an increase in income from land sales to other builders from our two large master-planned community joint ventures in Southern California. Deliveries from our unconsolidated homebuilding joint ventures totaled 58 new homes in the 2005 third quarter versus 54 for the same period last year. For the nine months ended September 30, 2005, income from unconsolidated joint ventures was up $1.4 million to $37.5 million. This increase was driven by an increase in joint venture deliveries to 213 new homes in 2005 versus 192 homes in the year earlier period coupled with an increase in income from joint venture land sales. For 2005, we expect to generate approximately $60 million in joint venture income from approximately 275 new home deliveries and profits from joint venture land sales to other builders.

Other income (expense) primarily reflects construction fee income generated from our Orlando and Jacksonville operations in 2005 and 2004 and our Colorado, Tucson and Bakersfield operations in 2005. The 2005 and 2004 construction fee income was offset by the $5.9 million and $10.2 million pretax charges, respectively, recognized in connection with the early retirement of our Senior Notes discussed above.

New orders companywide for the third quarter of 2005 were up 20 percent to 2,888 homes (excluding 109 from unconsolidated joint ventures), which was consistent with our expectations for the quarter. The order levels reflected generally healthy housing market conditions in our three largest markets – California, Florida, and Arizona – and generally improving housing market and economic conditions in the Carolinas, Texas, and Colorado. Excluding joint ventures, new home orders were up 80 percent year over year in Southern California on a 16 percent higher average community count, reflecting an improved tone compared to the second half of 2004 and the generally supply-constrained nature of the Southern California region. In Northern California, new home orders were down 52 percent on a 33 percent lower average community count. The decrease in new home orders on a same community basis in this region reflects a tight supply of product availability due to rapid sellouts in many San Francisco Bay Area projects earlier in the year and a general slowdown in order activity in the Sacramento market. Despite the reduced supply of homes for sale in the San Francisco Bay Area and the slowdown in Sacramento, we were selling at a weekly rate of one home per project during the quarter, a historically healthy sales rate in the Northern California market. New home orders were up 11 percent in Florida on a 2 percent decrease in active selling communities. We continue to limit the number of new homes available for sale in Florida due to our strong backlog levels. This adjustment in our rate of new home releases should better align sales with our production capabilities. In Arizona, new home orders were down 19 percent on a 6 percent lower average community count. We are intentionally limiting the weekly number of homes available for sale at our Phoenix projects to address increasing construction cycle times. Cycle times are increasing in Phoenix as a result of the tightening supply of construction labor and materials brought on by the record level of demand for new homes in this market. Orders were up 104 percent in the Carolinas on a 29 percent higher community count and up 150 percent in Texas on a 38 percent higher average community count. The Texas total for the 2005 third quarter includes 106 new home orders from 17 communities generated from our new San Antonio division. In Colorado, orders were up 3 percent on a 14 percent lower community count. Economic conditions in our Carolina, Texas and Colorado markets continue to improve, which are expected to contribute to improved housing market conditions going forward.

Our cancellation rate for the 2005 third quarter was 18 percent, unchanged from the year earlier period. Our orders for the 2005 third quarter include 109 homes from 6 joint venture communities, compared to 61 homes from 6 joint venture communities in the year earlier period.

The strong level of new home orders for the 2005 third quarter resulted in a record third quarter backlog of 7,762 presold homes (excluding 209 joint venture homes) valued at an estimated $2.7 billion (excluding $136 million of joint venture backlog), an increase of 20 percent from the September 30, 2004 backlog value.

We ended the quarter with 177 active selling communities (excluding 5 joint venture communities), a 9 percent increase over the year earlier period. We are planning to open approximately 32 new communities during the balance of the year and are targeting a year-end community count of approximately 200 active subdivisions, 20 percent higher than at the end of 2004.

Financial Services

In the 2005 third quarter, we generated pretax income of $862,000 at our financial services subsidiary, up slightly from the year earlier period. This subsidiary currently offers mortgage-banking services to our homebuyers in California, Arizona, Texas and South Florida.

Financial services joint venture income was up 46 percent to $676,000. This income is derived from mortgage banking joint ventures with third party financial institutions currently operating in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa, Orlando and Southwestern Florida. The higher level of income was primarily due to growth in the number of new home deliveries in these markets.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public note offerings and bank revolving credit facility, land option contracts, joint venture financings, land seller notes, assessment district bond financings, and through the sale of common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of employee stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities and internally generated funds. Based on our current business plan and market conditions, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

During the nine months ended September 30, 2005, our homebuilding debt increased by approximately $502.9 million. These funds, in addition to cash flow from operations and cash balances available at the beginning of the period, were used to finance our $957.6 million increase in homebuilding assets as well as fund $6.9 million in stock repurchases and $8.1 million in dividends during the period. The increased investment in our homebuilding operations was made to support our growth initiatives, which consist of expansion into new geographic markets as well as increasing delivery volume in our established divisions. We expect to further increase our net investment in homebuilding assets in 2005 and 2006 as we continue to pursue our growth initiatives.

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

In August 2005, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $925 million, extend the maturity date to August 2009 and revise certain financial and other covenants. In addition, the amended credit facility contains an accordion provision allowing us, at our option, to increase the total aggregate commitment under the credit facility up to $1.1 billion, subject to certain conditions, including the availability of additional bank lending commitments. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The credit facility contains financial covenants, including the following:

•	a covenant that, as of September 30, 2005, requires us to maintain not less than $1,184.2 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of the carrying value of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The facility also limits, among other things, our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the credit facility and from other sources. At September 30, 2005, we had $191.0 million of borrowings outstanding and had issued approximately $67.0 million of letters of credit under the credit facility. As of September 30, 2005, we were in compliance with the covenants of this credit facility. Our ability to renew and extend the term of this credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $170 million. One of the facilities provides $30 million in additional borrowing capacity between November 1, 2005 and January 31, 2006, providing for an aggregate commitment up to $200 million. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants and have current maturity dates ranging from April 26, 2006 to June 24, 2006. At September 30, 2005, we had approximately $83.0 million advanced under these mortgage credit facilities.

In August 2005, we issued $175 million of 6 1/2% Senior Notes that mature on August 15, 2010 (the “6 1/2% Senior Notes”) and $175 million of 7% Senior Notes that mature on August 15, 2015 (the “7% Senior Notes”). Net proceeds from these notes were approximately $346.5 million, and $130.9 million was used in September 2005 to redeem in full our 9 1/2% Senior Notes due 2010 with the balance used for general corporate purposes.

Pursuant to the terms of the 6 1/2% and 7% Senior Notes and our other outstanding public senior and senior subordinated notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants that, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, we are required to make an offer to purchase these notes at 101 percent of their principal amount.

In March 2004, the Securities and Exchange Commission (“SEC”) declared effective our $800 million universal shelf registration statement on Form S-3. The universal shelf permits us to issue from time to time common stock, preferred stock, debt securities and warrants. Currently, $450 million of securities remain available for future issuance by us under this registration statement. We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case, we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or our interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development costs. Subject to certain exceptions in Florida, we generally are not responsible for the repayment of these assessment district bonds. At September 30, 2005, we had approximately $113.1 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a repayment obligation.

We paid approximately $8.1 million, or $0.12 per common share, in dividends to our stockholders during the nine months ended September 30, 2005. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public notes indentures impose restrictions on the amount of dividends we may be able to pay. On October 26, 2005, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend will be paid on November 23, 2005 to stockholders of record on November 9, 2005.

During the nine months ended September 30, 2005, we issued 892,850 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $9.7 million.

On October 26, 2005, our Board of Directors authorized a new $100 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2005 through November 1, 2005, we repurchased 339,358 shares of common stock for approximately $12.5 million, of which approximately $4.3 million was repurchased pursuant to the new stock repurchase plan, leaving a balance of approximately $95.7 million for future share repurchases.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of September 30, 2005, we had cash deposits and letters of credit outstanding of approximately $72.1 million on land purchase contracts having a total remaining purchase price of approximately $1,134.0 million. Approximately $259.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of September 30, 2005, we had cash deposits and letters of credit outstanding of approximately $58.6 million on option contracts having a total remaining purchase price of approximately $746.6 million. Approximately $85.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At September 30, 2005, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $602.9 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of September 30, 2005, approximately $325.5 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of September 30, 2005, our joint ventures had approximately $182.6 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements as of September 30, 2005. We have not yet determined the anticipated impact of adopting EITF 04-05 for our arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of our homebuilding and land development joint ventures. Since we already recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact our consolidated net income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and our outstanding variable rate debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the period ended September 30, 2005. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, WRT Financial, Westfield Home Mortgage and Home First Funding. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or, to a lesser extent, third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal. As of September 30, 2005, Family Lending held approximately $10.6 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of September 30, 2005, Family Lending had approximately $129.9 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $116.8 million were hedged by forward sale commitments of mortgage-backed securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Ninth Supplemental Indenture, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, with the Form of Note attached, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

4.2	Tenth Supplemental Indenture, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, with the Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

10.1	Revolving Credit Agreement, dated as of August 31, 2005, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2005.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 2, 2005	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors
and Chief Executive Officer

Dated: November 2, 2005	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President - Finance
and Chief Financial Officer