Form 10-K
period 2005-12-31
STANDARD PACIFIC CORP /DE/
filed 2006-02-24
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,453,640,926.

As of February 17, 2006, there were 67,182,020 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

We are a leading geographically diversified builder of single-family attached and detached homes. We construct homes within a wide range of price and size targeting a broad range of homebuyers. We have operations in major metropolitan areas in California, Texas, Arizona, Colorado, Florida, the Carolinas and Nevada and have built homes for more than 82,000 families during our 40-year history.

We embarked upon a geographic expansion plan seven years ago and since that time have entered 19 new markets. We currently build and sell homes in the following market areas:

Markets	Year Entered
Orange County, California	1966
San Francisco Bay Area	1972
San Diego, Ventura	1973
Dallas, Fort Worth	1984
Austin	1993
Phoenix	1998
Denver, Fort Collins, San Bernardino/Riverside	2000
Charlotte, Fort Lauderdale, Fort Myers, Miami, Orlando, Palm Beach, Raleigh/Durham, Tampa, Sarasota	2002
Jacksonville, Los Angeles, Sacramento	2003
Tucson	2004
Bakersfield, Central Valley of California, Las Vegas, San Antonio	2005

In addition, we entered the Chicago, Illinois market by entering into a joint venture with a local homebuilder in 2005.

In 2005, the percentages of our home deliveries by state (excluding deliveries by unconsolidated joint ventures) were:

State	Percentage of Deliveries
California	28%
Florida	31
Arizona	18
Carolinas	9
Texas	10
Colorado	4

Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures: Family Lending Services, Westfield Home Mortgage, Home First Funding, Universal Land Title of South Florida and SPH Title. For business segment financial data, including revenue, pretax income and total assets, see our consolidated financial statements included elsewhere in this report.

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

Strategy

The main elements of our strategy include:

Targeting a Broad Range of Homebuyers

We focus on the construction of single-family homes for use as primary residences, offering a wide range of products and price points. During fiscal 2005, the sales prices of our homes generally ranged from approximately $100,000 to over $2 million (including a small number of homes priced in excess of $3 million), a broad segment of the market for new home construction. The specific price points we serve in particular geographic markets are based on local market conditions and our management’s evaluation of the product segments in which we can be the most competitive and profitable. We believe our diverse product platform and price points position us strategically with product capabilities that appeal to a wide range of customers and provide us the flexibility to more rapidly take advantage of local market opportunities as they arise.

Focusing on Growth in our Existing Markets

We continue to focus on growing in our existing markets through new community openings, expansion into adjacent markets and new product offerings. In 2005, we opened 92 new communities (excluding unconsolidated joint ventures). For 2006, we are planning to open approximately 150 new communities (excluding unconsolidated joint ventures). We have also expanded in recent years into markets adjacent to our existing markets such as Bakersfield, California; the Central Valley (Modesto), California; the Coachella Valley; the northern portion of the Inland Empire area in Southern California; Sacramento, California; and urban infill locations in the Los Angeles, California area. As part of our focus on expanding our product offerings, we continue to explore opportunities to increase our offerings to the active adult market.

Expanding and Diversifying Geographically through Acquisition, Start-ups and Joint Ventures

While we have pursued growth opportunities within and adjacent to our existing markets, we have also diversified geographically by expanding into some of the largest homebuilding markets in the United States. Since 1998, we have expanded through acquisition into Arizona, Colorado, Florida and the Carolinas. Each of these acquisitions included strategic lot inventories as well as experienced management teams. We have also entered Las Vegas, Nevada and San Antonio, Texas via “start-up,” hiring experienced local managers to build a local infrastructure. Also, we have expanded into Chicago, Illinois through our entry into a single project joint venture with an experienced local homebuilding company. As a result of our acquisitions, start-ups and joint ventures, our non-California divisions represented 72 percent of our home deliveries in 2005, compared to just over 20 percent of our deliveries in 1997. Going forward, we plan to continue to pursue acquisitions on a selective basis as a means of expanding and diversifying geographically.

Maintaining Strong Land Positions, Including the Utilization of Joint Ventures and Strategic Alliances

Our divisions generally have local management teams that have long-standing relationships with landowners, subcontractors and other business partners. We believe that these long-standing relationships provide us significant opportunities to secure quality land positions at competitive prices. We generally attempt to maintain an inventory of building sites sufficient for construction of homes over a period of approximately three to four years, and believe, based on our current operations and market conditions, that our approximately

74,500 owned or controlled building sites at December 31, 2005 will be sufficient for our operations over this period. We also make use of joint ventures and strategic alliances as a means of securing land positions, reducing risk on larger, longer-term projects and effectively leveraging our capital base. At December 31, 2005, approximately 11,400 of our 74,500 owned or controlled building sites were controlled through joint ventures.

Leveraging our Experienced Management Team and Decentralized Operating Structure

Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. Generally, each division, with oversight by a regional president, is run by a local manager with an in-depth familiarity with the geographic areas within which the division operates. We leverage this experience and in-depth knowledge by providing local managers significant autonomy to operate their divisions. Land acquisition and other opportunities are typically identified and evaluated by the division management team with the final decision regarding land purchase and project development being made by the local division manager in conjunction with our corporate officers. Thereafter, each division manager conducts the operations of the division, including project planning, subcontracting and sales and marketing, with minimal input from our corporate office. Select administrative functions are centralized and coordinated at the corporate office allowing division management to focus on key operating functions. The autonomy provided by this decentralized operating structure not only allows us to more quickly identify and capitalize on new local market opportunities as they arise but also has proven to be an important element in attracting potential acquisition candidates and in recruiting and retaining experienced local managers.

Operating Conservatively and Maintaining a Strong Balance Sheet

We operate conservatively to enhance our ability to react to changes in market conditions through the implementation of a number of strategies, including the following:

•	We generally purchase land only when either substantially all material entitlements have been obtained or our management team has determined that no material impediments exist to obtaining such entitlements, and we anticipate commencing development or construction within a relatively short period of time.

•	We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes and build, depending on the geographic market, on a lot-by-lot basis or in phases of 5 to 20 homes.

•	We seek to minimize the number of completed and unsold homes held in inventory. When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. When building on a phase basis, the number of homes built in the first phase of a project is based upon internal and external market studies. The timing and size of subsequent phases depends to a large extent upon sales rates experienced in the earlier phases. At the end of 2005, we had 318 completed and unsold homes in inventory among 181 active selling communities (excluding unconsolidated joint ventures).

•	We seek to maintain a strong balance sheet, adequate liquidity and multiple sources of capital.

Focus on Cost Management

We continuously seek to minimize overhead and operating expenses through the following strategies:

•	We strive to control overhead costs by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

•	We seek to minimize our fixed costs by primarily contracting with third parties, such as subcontractors, architects and engineers, to design and build our homes on a project-by-project or phase-by-phase basis.

•	We seek to efficiently design each of our projects, obtain competitive bids for construction materials and labor, and use our volume purchasing power to negotiate favorable pricing.

•	We monitor homebuilding costs, inventory levels, margins, returns and other expenses through our management information systems.

Operations

We currently build homes through a total of 24 operating divisions. At December 31, 2005, we had 366 projects under development, of which 181 were actively selling (excluding unconsolidated joint ventures). We held or controlled an additional 127 projects for future development at December 31, 2005.

We build single-family detached and attached dwellings in a broad range of product and price points. For the year ended December 31, 2005, approximately 81 percent of our deliveries (excluding the Carolinas and unconsolidated joint ventures) were single-family detached dwellings. For the same period, 72 percent of our Carolina deliveries consisted of attached homes. Recently, we have expanded our focus in California to include more affordable housing opportunities, such as attached condominiums, townhomes and higher density urban infill housing.

Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from approximately $100,000 to over $2 million (including a small number of homes priced in excess of $3 million). Set forth below are our average selling prices of homes delivered during 2005:

State	Average Selling Price
California (excluding joint ventures)	$680,000
Florida	$231,000
Arizona (excluding joint venture)	$216,000
Carolinas	$160,000
Texas	$204,000
Colorado	$320,000

Land Acquisition, Development and Construction

In considering the purchase of land for our homebuilding operations, we review such factors as:

•	proximity to existing developed areas;

•	the reputation and desirability of the surrounding developed areas;

•	population growth patterns;

•	availability of existing utility services, such as water, gas, electricity and sewers;

•	proximity and quality of local schools;

•	employment rates and trends;

•	the expected absorption rates for new housing;

•	the environmental condition of the land;

•	transportation conditions and availability;

•	the estimated costs of development;

•	in the case of joint ventures, our ability to finance the project on commercially reasonable terms;

•	our land concentration and risk in the local market; and

•	the entitlement status of the property.

If all requisite material governmental agency approvals are not in place for a parcel of land or our local management team is unable to conclude that no material impediments exist to obtaining such entitlements, we seek to structure the land acquisition transaction to minimize our entitlement risk. Most often, we enter into a conditional agreement to purchase the parcel, making a deposit that is generally refundable if the required approvals cannot be obtained. Our general policy is to complete a purchase of land only when we can reasonably project commencement of construction within a relatively short period of time. Closing of the land purchase is therefore generally made contingent upon satisfaction of conditions relating to the property and our ability to obtain all requisite approvals from governmental agencies within a given period of time. Depending on whether we are purchasing finished lots, raw land or partially developed land, our development work on a project may include obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities, and other improvements.

We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes. To control larger land parcels, we sometimes form land development joint ventures with strategic partners, such as other large homebuilders, and others and acquire a portion of the lots from the joint venture when developed. We build, depending on the geographic market, on a lot-by-lot basis or in phases of 5 to 20 homes. When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. When building on a phase basis, the number of homes built in the first phase of a project is based upon internal and external market studies. The timing and size of subsequent phases depends to a large extent upon sales rates experienced in the earlier phases.

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

Although the construction time for our homes varies from project to project depending on the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we can typically complete the construction of a home, depending on geographic region, in approximately four to nine months.

We typically use both our equity (including internally generated funds and proceeds from public equity offerings and proceeds from the exercise of stock options) and unsecured financing in the form of bank debt, proceeds from our public note offerings and other unsecured debt to fund land acquisitions and development and construction of our properties. We also utilize joint ventures and option structures with land sellers, other builders, developers and financial entities from time to time to procure land. In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. Generally, with the exception of purchase money trust deeds and joint ventures, we do not use project specific secured financing. In some markets, community development district, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads, sewers and schools.

Seasonality

Our homebuilding operations have historically experienced seasonal fluctuations. We typically experience the highest new home order activity in the spring and summer months, although new order activity is highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes four to nine months to construct a new home, we typically deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries. As a result, our revenues and net income from homebuilding operations are generally higher in the second half of the calendar year.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures are typically entered into with developers, other homebuilders, land sellers, and financial partners. Land development joint ventures are often used as a method of spreading the financial and market risks associated with developing larger projects and of gaining access to substantial lot positions in increasingly supply constrained markets. In both types of joint ventures, we typically leverage our equity investment by obtaining traditional bank project financing at the joint venture level. For the years ended December 31, 2005, 2004 and 2003, our unconsolidated joint ventures delivered 283, 274 and 620 homes, respectively. We expect our unconsolidated joint ventures to deliver approximately 475 homes in 2006. All of our joint ventures are with unrelated third parties who typically, along with us, make capital contributions to the venture. For financial reporting purposes, we record our share of earnings and losses from our unconsolidated joint ventures as they are generated from home or land sales to third parties. Our revolving credit facility and public notes limit our investment in unconsolidated joint ventures. Some of our more significant unconsolidated land development and homebuilding joint ventures are described below.

During 1997, our Orange County division entered into a joint venture to acquire land and develop a 3,470-acre master-planned community located in and adjacent to the south Orange County, California city of San Clemente. This joint venture has developed or plans to develop in phases finished lots for up to approximately 3,800 attached and detached homes, a championship golf course, and certain community amenities and commercial and industrial sites. As of December 31, 2005, we had purchased over 1,420 lots from the joint venture for construction and sale of homes by us, and the venture had approximately 490 residential lots remaining to sell. As of December 31, 2005, we had a net investment of approximately $21.4 million in this joint venture, which represented our share of undistributed earnings.

In November 2002, our Northern California division entered into a joint venture with a local land developer to develop and deliver up to approximately 560 homes and 200 lots in American Canyon, California. As of December 31, 2005, we had purchased approximately 150 lots from the joint venture for construction and sale of homes by us. For the year ended December 31, 2005, the joint venture delivered 153 homes. As of December 31, 2005, our net investment in this joint venture was approximately $6.8 million.

In March 2003, our Southern California Inland Empire division entered into a joint venture with a large regional homebuilder to develop approximately 2,640 finished lots in Menifee Valley Ranch, California. This joint venture will sell a portion of the finished lots to third party homebuilders with the balance of finished lots delivered to us and our partner at cost for the construction and sale of homes. Development is underway and deliveries of finished lots commenced in April 2005. As of December, 31, 2005, we had purchased approximately 415 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 1,500 residential lots remaining to sell. As of December 31, 2005, our net investment in this joint venture was approximately $13.4 million. In July 2003, our Southern California Inland Empire division entered into another joint venture with the same regional homebuilder to develop approximately 1,700 finished lots in Temecula, California. This joint venture will sell a portion of the finished lots to us and our partner at cost with the remaining finished lots to be sold to other homebuilders for the construction and sale of homes thereon. As of December 31, 2005, we had purchased over 255 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 465 residential lots remaining to sell. As of December 31, 2005, our net investment in this joint venture was approximately $29.7 million.

In June 2003, our San Diego division entered into a joint venture that is developing the Black Mountain Ranch master-planned community of Del Sur in San Diego, California. This joint venture plans to develop approximately 3,000 finished lots, certain community amenities, and commercial and industrial sites. Development is underway and deliveries of finished lots commenced in May 2005. We have the right to purchase up to approximately 1,300 finished lots from the joint venture at fair market value. As of December 31, 2005, we had purchased approximately 165 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 2,450 residential lots remaining to sell. As of December 31, 2005, our net investment in this joint venture was approximately $2.3 million.

In June 2003, our Orange County division entered into a joint venture with Unocal to develop finished lots in Brea, California for up to approximately 765 attached and detached homes, including active adult homes, certain community amenities and commercial sites. We have the option to purchase up to all of the residential lots at fair market value. Development began in July 2005 with first deliveries of finished lots expected in late 2007. As of December 31, 2005, our net investment in this joint venture was approximately $12.0 million.

In February 2004, our Ventura division entered into a joint venture in Oxnard, California with two national homebuilders to develop finished lots for up to approximately 1,800 attached and detached homes, certain community amenities and approximately 80 acres for commercial use. We have the right to purchase one-third of the residential lots at cost. Development is underway and first deliveries of finished lots expected in mid-2006. As of December 31, 2005, our net investment in this joint venture was approximately $43.5 million.

In December 2005, our Bakersfield division entered into a joint venture to develop approximately 1,925 lots in Lancaster, California. This joint venture will sell a portion of the lots to third party homebuilders with the balance of the lots to be delivered to us and our partner at cost. Development is expected to commence in mid-2006 and the first delivery of lots is expected in mid-2007. As of December 31, 2005, our net investment in this joint venture was approximately $9.6 million.

In November 2005, our Las Vegas division entered into a joint venture to acquire and develop a 2,675-acre master-planned community located in North Las Vegas, Nevada. This joint venture plans to develop lots for approximately 12,000 to 14,000 single family homes, townhomes and apartments along with parks, schools and other amenities. Construction is expected to begin in late 2007 and to continue over a six to eight year period. As of December 31, 2005, our net investment in this joint venture was approximately $25.7 million.

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

During each of the years ended December 31, 2005, 2004 and 2003, we experienced cancellation rates of 18, 16 and 18 percent, respectively. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our start plan to continuously match the level of demand for our homes. At December 31, 2005, 2004 and 2003, we had an inventory of completed and unsold homes of 318, 202 and 152 (excluding unconsolidated joint ventures), respectively.

Financial Services

Customer Financing

We offer mortgage financing to our homebuyers in substantially all of the markets in which we operate. Family Lending Services, Inc., our wholly owned subsidiary, offers mortgage financing in our California, South Florida, Texas, Arizona and Colorado markets. Westfield Home Mortgage and Home First Funding, which are joint ventures with financial institution partners, offer mortgage financing to our Tampa, Southwest Florida and Carolina; and Orlando homebuyers, respectively.

The principal sources of revenues for these mortgage operations are fees generated from loan originations, net gains on the sale of loans and interest income earned on loans during the period they are held prior to sale. In addition to being a source of revenues, these mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures.

Family Lending sells the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis (subject to our obligation to repay our gain on sale if the loan is prepaid by the borrower within a certain time period following such sale or to repurchase the loan if the borrower defaults on the loan within a specified period following the sale or if the purchaser’s underwriting guidelines are not met). Family Lending typically finances its loans held for sale through its mortgage credit facilities. Westfield Home Mortgage and Home First Funding generally sell the loans they originate, on a non-recourse basis and with servicing rights released, to their respective financial institution partners.

Title Services

In Texas, we act as a title insurance agent and offer title examination services to our Texas homebuyers through our title service subsidiary, SPH Title, Inc. In South Florida, our title service joint venture, Universal Land Title of South Florida, provides title examination services and title insurance to our South Florida homebuyers.

Employees

At December 31, 2005, we had approximately 2,630 employees; of these, approximately 750 were executive, administrative and clerical personnel, 560 were sales and marketing personnel, 820 were involved in construction, 310 were involved in new home warranty, and 190 worked in the mortgage operations. None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.

We believe that our relations with our employees and subcontractors are good.

ITEM 1A.	RISK FACTORS

Set forth below are certain matters that may affect us.

An adverse change in economic conditions or interest rates could affect the demand for homes and reduce our earnings.

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

Increases in interest rates could also increase the rate of mortgage loan forfeitures by homeowners who financed their home purchases with adjustable rate loans, including interest only loans. Increased forfeitures could increase the number of homes available for sale in the resale market. We compete with the resale market for existing homes and an increase in the number of these homes for sale or a decrease in the price at which they are selling could adversely impact our sales and earnings.

In addition, an increase in interest rates would increase our cost of borrowings, which could adversely impact our operating results.

Although the homebuilding industry has historically been cyclical, it has not experienced a downturn in a number of years. A downturn could result in a reduction in our revenues and margins.

Although the homebuilding business has historically been cyclical, we have experienced significant price appreciation in many of our markets for a number of years, and the industry has not experienced a downturn during this time in these markets. This, along with other factors such as decreased affordability, has caused some people to conclude that homes are overvalued and that prices may decline. If the prices for new homes do not continue to increase, or even decline, this could harm both our revenues and margins.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned or repay or refinance our indebtedness.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing more money, for the future growth and development of our business or to fund our operations and inventory or repay our indebtedness, particularly in the event of a market downturn. Our revolving credit facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources. Moreover, the indentures for our outstanding notes contain provisions that may restrict the debt we may incur in the future. Our revolving credit facility and the indentures for our notes also limit our investments in unconsolidated joint ventures, which limit our use of joint ventures as financing vehicles. In addition, a number of factors could affect our ability to access debt or equity financing, including:

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

We depend on the California market. Any adverse change in the economic climate of California could harm our sales and earnings.

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

States, cities and counties in which we operate may adopt slow growth initiatives reducing our ability or increasing our costs to build in these areas, which could harm our future sales and earnings.

Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. Approval of slow or no growth measures would reduce our ability to open new home communities and to build and sell homes in the affected markets, including with respect to land we may already own, and would create additional costs and administration requirements, which in turn could harm our future sales and earnings.

The market value and availability of land may fluctuate significantly, which could limit our ability to develop new communities and decrease the value of our developed and undeveloped land holdings.

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

In addition, the risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to write-down land holdings and work in progress, write-down or write-off goodwill recorded in connection with acquisitions, write-down our investments in unconsolidated joint ventures, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

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

Labor and material shortages could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified trades people, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases are likely to cause delays in and increase our costs of home construction, which in turn could harm our operating results.

Geologic, weather-related and other natural conditions or disasters may disrupt or delay construction.

Geologic, weather-related and other natural conditions or disasters, such as earthquakes, landslides, hurricanes, tornadoes, droughts, floods, heavy or prolonged precipitation, and wildfires can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes. For instance, in some markets, we periodically experience drought conditions, which have resulted in water conservation measures and/or rationing by municipalities in which we do business resulting in delays in construction and delivery. In other markets, such as Florida and the Carolinas, we have experienced periods of heavy or prolonged precipitation and hurricanes that have delayed the construction and delivery and increased the cost of our homes. These conditions and disasters are often impossible or difficult to predict and may lead to unanticipated delays in the construction and delivery of our homes, which could harm our operating results.

We are subject to extensive government regulation, which can increase costs and reduce profitability.

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

New housing developments, including in California where a significant portion of our business is conducted, are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales.

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

The approval process can be lengthy and cause significant delays in the development process. In addition, changes in local circumstances or changes or reinterpretations of laws, including as a result of lawsuits brought by third parties, may require additional approvals or modifications to approvals previously obtained, which can result in further delays, additional expenses or a permanent halt in development. Delays in the development process can cause substantial increases to development costs, which in turn could harm our operating results. There can be no assurance that we will be successful in securing approvals for all of the land we currently control or that there will not be any significant modifications to approvals previously obtained.

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

In addition, our operations are subject to the Real Estate Settlement Procedures Act (“RESPA”) and its regulations, which, among other matters, prohibits giving or accepting any thing of value for referrals of settlement services (including mortgage lending and title services) in connection with certain loans. Notwithstanding this prohibition, RESPA permits payment provided that they bear a reasonable relationship to the value of the services actually performed. Although we believe that our settlement services arrangements comply with all applicable laws, including RESPA, there can be no assurance that a court or regulatory agency will not take a contrary position and find that payments we receive do not bear a reasonable relationship to the value of the services performed.

We are subject to product liability and warranty claims arising in the ordinary course of business, which can be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance) and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted or become more costly.

We may not be able to successfully identify, complete and integrate acquisitions, which could harm our profitability.

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

•	the incurrence of substantial transaction costs;

•	diversion of the attention of our management and corporate staff from operating our existing business;

•	the assumption of liabilities of an acquired business (including unforeseen liabilities);

•	charges to earnings in the event of any write-down or write-off of goodwill and other assets recorded in connection with acquisitions;

•	diluting the ownership of existing stockholders if we issue equity securities in acquisitions; and

•	depletion of our cash resources and incurrence of additional indebtedness to fund acquisitions, potentially diverting available capital from funding the ongoing operations and growth of our existing business and other uses.

We can give no assurance that we will be able to successfully identify, complete and integrate strategic acquisitions.

We currently have a significant amount of debt, and we can incur significant additional debt in the future. Such a significant amount of debt could harm our financial health and prevent us from fulfilling our obligations.

We currently have a significant amount of debt. As of December 31, 2005, our total consolidated indebtedness was approximately $1,695.0 million (excluding trade payables). As of that date, our Adjusted Homebuilding Debt (which is included in total consolidated indebtedness) was approximately $1,528.4 million (which excludes trade payables, $123.4 million of indebtedness relating to our mortgage operations and $43.2 million of indebtedness included in liabilities from inventories not owned). In addition, subject to the restrictions in our revolving credit facility and our note indentures, we may incur significant additional indebtedness. The amount of additional debt we can incur under these restrictions varies over time based on a number of factors, including changes in interest rates, our tangible net worth, and the value and composition of our real estate inventory. In addition, the amount of additional debt we can incur as of a particular date is dependent, in part, on the use of the proceeds of the additional borrowing. Thus any calculation of the amount of additional debt we can incur under these restrictions requires various assumptions and is subject to change. As of December 31, 2005, making assumptions that would result in the largest figure, the amount of additional senior debt we could have incurred under these restrictions was in excess of $2.1 billion. This calculation is based on a number of assumptions and only reflects the amount of senior debt that we could incur without violating the restrictions in our revolving credit facility and indentures and is not intended as an indication of the amount of additional borrowing that we could in fact obtain from third parties. There is no guarantee that this amount of additional borrowings, or any amounts, would be available to us. In the event such amounts were available to us, and if the borrowing of such additional amounts materially altered our debt to capitalization ratio, our debt would likely be downgraded by applicable rating agencies making it more difficult and more expensive to incur additional debt. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

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

Our unconsolidated joint ventures also have significant amounts of debt and will likely incur additional debt. At December 31, 2005, our unconsolidated joint ventures had borrowings outstanding of approximately $658.2 million. Under credit enhancements that we typically provide with respect to joint venture borrowings, we could be required to make additional investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce these outstanding borrowings. If we were required to make such additional investments in amounts that exceed those permitted under our revolving credit facility or indentures, this could cause a default under the revolving credit facility or the indentures and could cross-default one or more of our joint venture financing arrangements. If we decide not to make an additional investment that we are required to make, our equity interest in the applicable joint venture would likely be diluted in accordance with the terms of the joint venture’s operating agreement, which could result in an impairment of our investment which in turn would result in a charge that would negatively affect our operating results.

Our revolving credit facility and our note indentures impose restrictions on our operations and activities and require us to comply with certain financial covenants. If we fail to comply with these restrictions or covenants, our debt could become due and payable prior to maturity.

We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional personnel could adversely effect us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Irvine, California. The lease on this facility, which includes space for our Orange County division, consists of approximately 58,000 square feet and expires in 2012. We lease approximately 55 other properties for our other division offices, design centers and for our financial services subsidiary. For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Selected Operating Data.”

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

Our shares of common stock are listed on the New York Stock Exchange under the symbol “SPF.” The following table sets forth, for the fiscal quarters indicated, the reported high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and the common dividends paid per share. On August 29, 2005, we completed a two-for-one stock split effected in the form of a stock dividend. All prior period stock prices and dividends per share have been restated to reflect such stock split.

	Year Ended December 31,
	2005			2004
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$41.19	$29.75	$0.04	$30.80	$21.81	$0.04
June 30	45.73	32.33	0.04	30.40	22.33	0.04
September 30	49.70	38.18	0.04	28.64	22.44	0.04
December 31	42.56	34.58	0.04	32.62	24.77	0.04

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

During the three months ended December 31, 2005, we repurchased the following shares under our stock repurchase program (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2005 to October 31, 2005	40,000	$34.86	40,000	$100,000
November 1, 2005 to November 30, 2005	936,400	37.50	936,400	64,885
December 1, 2005 to December 31, 2005	231,400	37.43	231,400	56,225

Total	1,207,800	$37.40	1,207,800

(1)	In October 2005, our Board of Directors authorized a $100 million stock repurchase plan (the “October 2005 Plan”), which replaced our previously authorized stock repurchase plan. On February 1, 2006, our Board of Directors authorized a new $100 million stock repurchase plan, which replaced the October 2005 Plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

During	the quarter ended December 31, 2005, we repurchased an aggregate of 40,000 shares of common stock under our previously authorized stock repurchase plan for approximately $1.4 million and 1,167,800 shares of common stock under the October 2005 Plan for approximately $43.8 million. From January 1, 2006 through January 31, 2006, we repurchased 70,000 shares of common stock for approximately $2.6 million under the October 2005 Plan. Through February 17, 2006, we had repurchased an aggregate of 254,500 shares of common stock under the new stock repurchase plan for approximately $9.0 million leaving a balance of $91.0 million for future stock repurchases.

Except as set forth above, we have not repurchased any of our equity securities.

As of February 17, 2006, the number of record holders of our common stock was 726.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. On August 29, 2005, we completed a two-for-one stock split effected in the form of a stock dividend. All prior period share and per share amounts have been restated to reflect such stock split.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$3,993,082	$3,341,600	$2,341,180	$1,870,757	$1,375,610
Financial Services	18,279	12,854	13,724	10,420	7,375

Total revenues	$4,011,361	$3,354,454	$2,354,904	$1,881,177	$1,382,985

Pretax Income:
Homebuilding	$704,500	$509,146	$326,750	$187,533	$179,985
Financial Services	6,314	3,470	8,348	7,148	4,491

Pretax income	$710,814	$512,616	$335,098	$194,681	$184,476

Net Income	$440,984	$315,817	$204,379	$118,689	$111,065

Earnings Per Share:
Basic	$6.52	$4.69	$3.14	$1.89	$1.86
Diluted	$6.30	$4.54	$3.04	$1.84	$1.81

Weighted Average Common Shares Outstanding:
Basic	67,621,717	67,374,432	65,110,378	62,798,240	59,863,594
Diluted	69,969,466	69,572,206	67,221,470	64,642,520	61,256,890

Balance Sheet and Other Financial Data:
Total assets	$4,280,842	$3,013,233	$2,460,703	$1,792,126	$1,366,301
Homebuilding long-term debt (1)	$1,497,210	$1,056,349	$993,216	$626,648	$524,653
Stockholders’ equity	$1,739,159	$1,321,995	$1,033,201	$773,758	$573,092
Stockholders’ equity per share	$25.91	$19.66	$15.26	$12.02	$9.76
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16

(1)	Homebuilding long-term debt includes the long-term portion of indebtedness included in liabilities from inventories not owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(Dollars in thousands)
Homebuilding:
Revenues	$3,993,082	19%	$3,341,600	43%	$2,341,180
Cost of sales	(2,908,422)	15%	(2,525,797)	37%	(1,839,066)

Gross margin	1,084,660	33%	815,803	62%	502,114

Gross margin percentage	27.2%		24.4%		21.4%

Selling, general and administrative expenses	(439,850)	28%	(343,869)	51%	(227,831)
Income from unconsolidated joint ventures	58,944	36%	43,415	(19)%	53,900
Other income (expense)	746	112%	(6,203)	(333)%	(1,433)

Homebuilding pretax income	704,500	38%	509,146	56%	326,750

Financial Services:
Revenues	18,279	42%	12,854	(6)%	13,724
Expenses	(14,821)	20%	(12,323)	38%	(8,926)
Income from unconsolidated joint ventures	2,252	(10)%	2,491	(21)%	3,169
Other income	604	35%	448	18%	381

Financial services pretax income	6,314	82%	3,470	(58)%	8,348

Income before taxes	710,814	39%	512,616	53%	335,098
Provision for income taxes	(269,830)	37%	(196,799)	51%	(130,719)

Net income	$440,984	40%	$315,817	55%	$204,379

Earnings Per Share:
Basic	$6.52	39%	$4.69	49%	$3.14
Diluted	$6.30	39%	$4.54	49%	$3.04

Net cash provided by (used in) operating activities	$(205,244)		$99,667		$20,498

Net cash provided by (used in) investing activities	$(257,294)		$(108,300)		$(193,823)

Net cash provided by (used in) financing activities	$340,357		$(11,046)		$316,157

Adjusted Homebuilding EBITDA (1)	$791,076		$603,088		$403,928

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) material noncash impairment charges, if any, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

Selected Financial Information (continued)

(1)	Continued

The tables set forth below reconcile net cash provided by (used in) operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(205,244)	$99,667	$20,498
Add:
Income taxes	269,830	196,799	130,719
Expensing of previously capitalized interest included in cost of sales	64,580	59,382	62,607
Less:
Income from financial services subsidiary	3,458	531	4,798
Depreciation and amortization from financial services subsidiary	580	472	326
Loss on early extinguishment of debt	5,938	10,154	3,203
Net changes in operating assets and liabilities:
Trade and other receivables	89,134	6,507	(38,236)
Inventories-owned	559,766	281,171	335,020
Inventories-not owned	69,407	50,611	(65,325)
Deferred income taxes	20,700	11,620	7,750
Other assets	14,114	5,594	(18,081)
Accounts payable	(16,267)	(16,326)	(5,602)
Accrued liabilities	(64,968)	(84,738)	(59,292)
Liabilities from inventories not owned	—	3,958	42,197

Adjusted Homebuilding EBITDA	$791,076	$603,088	$403,928

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income	$440,984	$315,817	$204,379
Add:
Cash distributions of income from unconsolidated joint ventures	61,725	67,457	63,905
Income taxes	269,830	196,799	130,719
Expensing of previously capitalized interest included in cost of sales	64,580	59,382	62,607
Homebuilding depreciation and amortization	5,361	3,572	3,310
Amortization of stock-based compensation	13,250	6,498	875
Less:
Income from unconsolidated joint ventures	61,196	45,906	57,069
Income from financial services subsidiary	3,458	531	4,798

Adjusted Homebuilding EBITDA	$791,076	$603,088	$403,928

Selected Operating Data

	Year Ended December 31,
	2005	2004	2003
New homes delivered:
Southern California	1,993	2,141	1,980
Northern California	1,173	1,166	627

Total California	3,166	3,307	2,607

Florida	3,576	2,345	2,205
Arizona	2,014	1,676	1,555
Carolinas	1,032	507	538
Texas	1,162	561	421
Colorado	461	421	267

Consolidated total	11,411	8,817	7,593

Unconsolidated joint ventures (1):
Southern California	66	78	442
Northern California	203	194	178
Arizona	14	2	—
Illinois	—	—	—

Total unconsolidated joint ventures	283	274	620

Total (including joint ventures) (1)	11,694	9,091	8,213

Average selling price of homes delivered:
California (excluding joint ventures)	$680,000	$646,000	$521,000
Florida	$231,000	$222,000	$185,000
Arizona (excluding joint venture)	$216,000	$183,000	$179,000
Carolinas	$160,000	$152,000	$135,000
Texas	$204,000	$242,000	$268,000
Colorado	$320,000	$306,000	$314,000
Consolidated (excluding joint ventures)	$347,000	$375,000	$305,000
Unconsolidated joint ventures (1)	$732,000	$658,000	$540,000
Total (including joint ventures) (1)	$357,000	$383,000	$323,000

Net new orders:
Southern California	2,330	1,958	2,008
Northern California	732	1,422	857

Total California	3,062	3,380	2,865

Florida	3,049	3,418	2,675
Arizona	1,976	2,298	1,740
Carolinas	1,074	607	522
Texas	1,378	647	459
Colorado	460	461	350

Consolidated total	10,999	10,811	8,611

Unconsolidated joint ventures (1):
Southern California	138	20	301
Northern California	127	230	275
Arizona	42	4	—
Illinois	32	—	—

Total unconsolidated joint ventures	339	254	576

Total (including joint ventures) (1)	11,338	11,065	9,187

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data (continued)

	Year Ended December 31,
	2005	2004	2003
Average number of selling communities during the year:
Southern California	27	24	21
Northern California	13	20	15

Total California	40	44	36

Florida	52	49	34
Arizona	16	16	20
Carolinas	19	13	9
Texas	29	21	19
Colorado	12	13	12

Consolidated total	168	156	130

Unconsolidated joint ventures (1):
Southern California	2	1	4
Northern California	3	4	5
Arizona	1	1	—
Illinois	1	—	—

Total unconsolidated joint ventures	7	6	9

Total (including joint ventures) (1)	175	162	139

	At December 31,
	2005	2004	2003
Backlog (in homes):
Southern California	1,038	701	884
Northern California	298	739	483

Total California	1,336	1,440	1,367

Florida	2,276	2,803	1,730
Arizona	1,418	1,456	752
Carolinas	207	165	65
Texas	829	270	184
Colorado	210	211	171

Consolidated total	6,276	6,345	4,269

Unconsolidated joint ventures (1):
Southern California	97	25	83
Northern California	43	119	83
Arizona	31	3	—
Illinois	32	—	—

Total unconsolidated joint ventures	203	147	166

Total (including joint ventures) (1)	6,479	6,492	4,435

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data (continued)

	At December 31,
	2005	2004	2003
Backlog (estimated dollar values in thousands):
Southern California	$738,135	$484,328	$590,811
Northern California	220,436	494,203	251,184

Total California	958,571	978,531	841,995

Florida	612,362	640,922	372,377
Arizona	433,491	294,648	141,952
Carolinas	34,961	26,099	9,011
Texas	156,602	61,174	42,518
Colorado	68,882	75,351	52,205

Consolidated total	2,264,869	2,076,725	1,460,058

Unconsolidated joint ventures (1):
Southern California	64,628	21,250	50,233
Northern California	31,073	76,899	53,460
Arizona	8,841	848	—
Illinois	13,920	—	—

Total unconsolidated joint ventures	118,462	98,997	103,693

Total (including joint ventures) (1)	$2,383,331	$2,175,722	$1,563,751

Building sites owned or controlled:
Southern California	15,795	11,704	11,088
Northern California	7,891	5,047	5,022

Total California	23,686	16,751	16,110

Florida	15,814	15,474	12,458
Arizona	12,371	9,858	4,584
Carolinas	5,335	3,773	3,374
Texas	13,251	3,157	2,996
Colorado	1,611	2,489	1,647
Nevada	2,255	—	—
Illinois	220	—	—

Total (including joint ventures)	74,543	51,502	41,169

Total building sites owned	34,349	25,832	21,782
Total building sites optioned or subject to contract	28,810	17,355	13,702
Total joint venture lots	11,384	8,315	5,685

Total (including joint ventures)	74,543	51,502	41,169

Completed and unsold homes:
Consolidated	318	202	152
Joint ventures	3	6	7

Total (including joint ventures)	321	208	159

Homes under construction:
Consolidated	6,080	5,787	3,949
Joint ventures	534	157	151

Total (including joint ventures)	6,614	5,944	4,100

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, orders, average selling communities and backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

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

Business Combinations and Goodwill

We account for acquisitions of other businesses under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. The estimation of fair values of assets and liabilities and the allocation of purchase price requires a substantial degree of judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition, are generally in various stages of development. Actual revenues, costs and time to complete and sell a community could vary from estimates impacting the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of expenses and therefore impact our current and future operating results. Our reported income from an acquired company includes the operations of the acquired company from the date of acquisition.

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

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2004), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). In addition, all of our joint ventures are reviewed and analyzed under FIN 46R to determine whether or not these arrangements are to be accounted for under the principles of FIN 46R or other accounting rules (see “Unconsolidated Homebuilding and Land Development Joint Ventures” below).

Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R. Based on the provisions of FIN 46R, whenever we enter into a land purchase contract or an option contract for land or lots with an entity and make a non-refundable deposit or enter into a homebuilding or land development joint venture, a VIE may have been created, and the arrangement is evaluated under FIN 46R. The assumptions used by us when we evaluate whether the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties, the calculation of expected losses and expected residual returns, the probability of estimated future cash flows and the determination of the amounts recorded in our consolidated financial statements require significant judgment and are based on future events that may or may not occur.

Limited Partnerships and Limited Liability Companies

We analyze our homebuilding and land development joint ventures under FIN 46R (as discussed above) and Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) when determining whether the entity should be consolidated. Limited partnerships or similar entities, such as limited liability companies, that do not meet the definition of a variable interest entity under FIN 46R must be evaluated under EITF 04-5. Under EITF 04-5, the presumption is that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Examples of these participatory rights include, but are not limited to:

•	selecting, terminating or setting compensation levels for management that sets policies and procedures for the entity;

•	establishing and approving operating and capital decisions of the entity, including budgets, in the ordinary course of business;

•	setting and approving sales price releases; and

•	approving material contracts.

Evaluating whether the limited partners or non-managing member have substantive participatory rights is subjective and requires substantial judgment including the evaluation of various qualitative and quantitative factors. Some of these factors include:

•	determining whether there are significant barriers that would prevent the limited partners from exercising their rights;

•	analyzing the level of participatory rights possessed by the limited partners relative to the rights retained by the general partner or managing member;

•	evaluating whether the limited partners exercise their rights in the ordinary course of business; and

•	evaluating the ownership and economic interests of the general partner relative to the limited partners’ ownership interests.

If we are the general partner or managing member and it is determined that the limited partners or non-managing member have either kick-out rights or substantive participatory rights as described above, then we account for the joint venture under the equity method of accounting. If the limited partners do not have either of these rights, then we would be required to consolidate the related joint venture under EITF 04-5. As of December 31, 2005, we have not consolidated any joint ventures under EITF 04-5.

Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary but are generally less than or equal to 50 percent. In certain instances, our ownership interest in these unconsolidated joint ventures may be greater than 50 percent; however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, and/or we do not have voting control.

The critical accounting policies described under “Cost of Sales” and “Inventories” below are also applicable to our unconsolidated homebuilding joint ventures.

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

Warranty Accruals

In the normal course of business, we will incur warranty related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Amounts accrued are based upon historical experience rates. We review the adequacy of the warranty accruals each reporting period by evaluating the historical warranty experience in each market in which we operate, and the warranty accruals are adjusted as appropriate for current quantitative and qualitative factors. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ from our currently estimated amounts.

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

Stock Split

On July 27, 2005, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. Stockholders of record at the close of business on August 8, 2005 received one additional share of our common stock for every one share of our common stock owned on that date. The additional shares were distributed on August 29, 2005. Accordingly, all share and per share amounts included in this Form 10-K have been restated to reflect such stock split for all periods presented.

Fiscal Year 2005 Compared to Fiscal Year 2004

Overview

Net income for the year ended December 31, 2005 increased 40 percent to $441.0 million, or $6.30 per diluted share, compared to $315.8 million, or $4.54 per diluted share, in 2004. The increase in net income was driven primarily by a 38 percent increase in homebuilding pretax income to $704.5 million, and to a lesser extent by an 82 percent increase in financial services pretax income to $6.3 million and a 40 basis point decrease in our effective tax rate.

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

For the year ended December 31, 2005, our return on average stockholders’ equity was 29.0 percent, which represented a 140 basis point improvement over the prior year. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including our return on average stockholders’ equity, in both its strategic decision making and day to day management of operations.

Results of operations for the year ended December 31, 2005 include the results of our new Tucson, Arizona operations acquired in the third quarter of 2004, our Bakersfield, California operations acquired in the first quarter of 2005, and our San Antonio, Texas operations, which we commenced as a start-up in March 2005 and supplemented through the acquisition of a local homebuilder in the third quarter of 2005.

Our outlook for 2006 is based on our strong backlog at December 31, 2005 and the projected opening of approximately 150 new communities in 2006. Accordingly, based on these factors, combined with our recent acquisitions and growing lot positions in our markets, we are targeting 13,000 new home deliveries, excluding 475 joint venture deliveries, and homebuilding revenues of approximately $4.9 billion for 2006.

Homebuilding

Homebuilding pretax income for 2005 increased 38 percent to $704.5 million from $509.1 million in the prior year. The increase in pretax income was driven by a 19 percent increase in homebuilding revenues, a 280 basis point improvement in our homebuilding gross margin percentage and a $15.5 million increase in homebuilding joint venture income. These increases were partially offset by a 70 basis point increase in our selling, general and administrative (“SG&A”) expense rate and a $5.9 million pretax charge recorded in connection with the full redemption of our $125 million 9 1/2% Senior Notes due 2010 (the “9 1/2% Senior Notes”). Results for 2004 reflect a second quarter pretax charge of $10.2 million resulting from the full redemption of our $100 million 8% Senior Notes due 2008 and our $150 million 8 1/2% Senior Notes due 2009. The early retirement charge for all of these senior notes is reflected in other income (expense) in our accompanying consolidated statements of income.

Homebuilding revenues for 2005 were a record $4.0 billion, a 19 percent increase over the $3.3 billion generated in 2004. The increase in revenues was attributable to a 29 percent increase in new home deliveries (exclusive of unconsolidated joint ventures) to 11,411 homes in 2005, partially offset by a 7 percent decrease in our consolidated average home price to $347,000.

During 2005, we delivered 3,166 new homes in California (exclusive of unconsolidated joint ventures) versus 3,307 homes in 2004, a 4 percent decrease. Deliveries were off 7 percent in Southern California to 1,993 new homes (excluding 66 from unconsolidated joint ventures), reflecting the slowdown in orders in the second half of 2004 in some of our Southern California markets. Deliveries were up 1 percent in Northern California to 1,173 new homes (excluding 203 from unconsolidated joint ventures). In Northern California, housing demand remained relatively healthy during the second half of 2004 and first half of 2005; however, the generally flat level of deliveries reflects the decrease in new home orders in the first half of 2005 due to a decline in the number of active selling communities. The lower community count was principally due to the rapid sell out of projects during late 2004 and first half of 2005, particularly in the San Francisco Bay area. In Florida, where overall housing market conditions remained healthy notwithstanding recent hurricanes and where we steadily increased the number of active selling communities, we delivered 3,576 new homes in 2005 versus 2,345 homes in 2004, a 52 percent year-over-year increase. We delivered 2,014 homes (excluding 14 from an unconsolidated joint venture) in Arizona during 2005 versus 1,676 (excluding 2 from an unconsolidated joint venture) in 2004, a 20 percent increase. The increase in new home deliveries in Arizona was due to higher new home order levels experienced in Phoenix during the fourth quarter of 2004 and the first quarter of 2005 reflecting strong demand for new housing, combined with the delivery of 211 new homes (excluding 14 from an unconsolidated joint venture) from our Tucson division, which we acquired in the third quarter of 2004. In the Carolinas, deliveries were up 104 percent to 1,032 new homes, driven primarily by order growth from new community openings and improving market conditions. New home deliveries were up 107 percent in Texas to 1,162 new homes, driven by new community growth and improving market conditions in Dallas and Austin, combined with the delivery of 334 new homes from our new San Antonio division. Deliveries were up 10 percent in Colorado year-over-year to 461 new homes due to gradually improving economic conditions.

During 2005, our consolidated average home price declined 7 percent to $347,000. The lower average selling price was primarily attributable to the shifting geographic mix of our new home deliveries whereby 72 percent of our 2005 consolidated deliveries were from outside of California compared to 62 percent in 2004 (exclusive of unconsolidated joint ventures). The average home prices in our non-California divisions are substantially lower than those in California. Our average home price in California was $680,000 for 2005, a 5 percent increase from the prior year. The modest increase in our average home price in the state reflects the impact of delivering a greater percentage of our homes from the more affordable Inland Empire, Ventura and Bakersfield divisions. The impact on our California average home price from the geographic mix shift was more than offset by the general level of price increases experienced in the state. Our average price in Florida was up 4 percent from the year ago period and primarily reflects the impact of general price increases in most regions in the state. Our average price in Arizona (exclusive of an unconsolidated joint venture) was up 18 percent to $216,000, primarily reflecting the strong level of price increases experienced in Phoenix over the past several quarters and the addition of our Tucson operation in the third quarter of 2004 where our average home price was approximately $251,000 (exclusive of an unconsolidated joint venture). Our average price was up 5 percent in the Carolinas and primarily reflected a change in delivery mix. Our average home price in Texas was down 16 percent, reflecting a shift in our product mix to more affordable homes combined with the addition of our new San Antonio division in September 2005, where our average home price was $141,000. Our average home price in Colorado was up 5 percent, also reflecting the change in our product mix.

Our homebuilding gross margin percentage for 2005 was up 280 basis points to 27.2 percent compared to 24.4 percent in 2004. The increase in the year-over-year gross margin percentage was driven primarily by higher margins in California, Florida and Arizona. Margins in the Carolinas, Texas, and Colorado, while generally improving, were still below our company-wide average and generally reflected the impact of softer housing market conditions in those regions and the less supply-constrained nature of those markets. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets during 2004 and 2005 as a result of healthy housing demand combined with a constrained supply of buildable land. The higher year-over-year margins in Florida and Arizona reflected strong demand for new homes during 2004 and 2005 combined with increasing volume and cost efficiencies. Over the past few years, we have also seen substantial increases in the cost of labor and raw materials, including land, which, in turn, has partially offset the impact of rising home prices on our homebuilding gross margin percentage.

SG&A expenses (including corporate G&A) for 2005 increased 70 basis points to 11.0 percent of homebuilding revenues compared to 10.3 percent in 2004. The higher level of SG&A expenses as a percentage of homebuilding revenues was due to (1) the shifting geographic mix of our deliveries to outside of California, where our operations generally incur higher levels of SG&A expenses as a percentage of revenues, (2) an increase in stock-based compensation, including the cost of expensing stock options and (3) increased overhead expenses incurred in connection with our start-up operations in San Antonio, Bakersfield, the Central Valley of California and Las Vegas.

Income from unconsolidated joint ventures increased 36 percent in 2005 to $58.9 million. The higher level of profits from unconsolidated joint ventures was driven by a $21.6 million increase in income from joint venture land sales to other builders, partially offset by a $6.1 million decrease in joint venture homebuilding income. Deliveries from our unconsolidated homebuilding joint ventures totaled 283 new homes in 2005 versus 274 in 2004. Earnings from our unconsolidated joint ventures will vary significantly from year to year based on the timing of joint venture deliveries and land sales to other builders.

Other income (expense) includes construction fee income generated from our Orlando, Jacksonville, Colorado and Tucson operations in 2005 and 2004 and our Bakersfield operations in 2005. The 2005 and 2004 construction fee income was offset by the $5.9 million and $10.2 million pretax charges, respectively, recognized in connection with the early retirement of our Senior Notes discussed above.

Net new orders companywide for 2005 were up 2 percent to 10,999 homes (excluding 339 from unconsolidated joint ventures) compared to 10,811 orders (excluding 254 from unconsolidated joint ventures) in 2004. Excluding unconsolidated joint ventures, new home orders were up 19 percent year over year in Southern California on a 13 percent higher average community count, down 49 percent in Northern California on a 35 percent lower average community count, down 11 percent in Florida on a 6 percent higher average community count and down 14 percent in Arizona on a flat average community count. Orders were up 77 percent in the Carolinas on a 46 percent higher average community count and up 113 percent in Texas on a 38 percent higher average community count. The Texas total for 2005 includes 317 new home orders from 16 communities generated from our new San Antonio division. In Colorado, orders were flat on an 8 percent lower average community count.

New orders companywide for the fourth quarter of 2005 totaled 2,154 homes (excluding 64 from unconsolidated joint ventures), an 11 percent decrease from the 2004 fourth quarter. The overall decline in orders resulted from the slowing of demand in some of our markets from the unsustainable pace of the past several quarters, and to a lesser degree, from a delay in a number of new community openings during the quarter. Since the start of 2006, we have continued to see a slowing of sales activity, particularly in markets which have experienced significant price increases and investor-driven demand in recent years, such as California and Florida.

For the fourth quarter of 2005, excluding joint ventures, net new home orders in Southern California increased 11 percent on a 12 percent higher average community count, reflecting healthy demand during this period for new homes and the generally supply-constrained nature of the Southern California region. In Northern California, new home orders were down 74 percent on a 29 percent lower average community count. The decrease in new home orders during the period reflected a slowdown in order activity from the robust pace experienced in 2004 combined with a significant reduction in active selling communities from the 2004 level due to rapid sellouts in many San Francisco Bay Area projects earlier in 2005. New home orders were down 38 percent in Florida on a 6 percent decrease in active selling communities. A number of factors contributed to the decrease in Florida order activity: (1) continued intentional slowing of orders to better align production and sales, (2) limiting the number of investor sales, (3) a long and severe hurricane season, (4) decreased customer traffic, and (5) a modest increase in the cancellation rate. In Arizona, new home orders were down 19 percent on a 44 percent higher average community count. The Phoenix market has experienced an adjustment in its market tone from the unsustainable pace of the prior several quarters. In addition, during the quarter we continued to intentionally limit the weekly number of homes available for sale at some of our Phoenix projects to address long construction cycle times. Cycle times increased in Phoenix as a result of the tightening supply of construction labor and materials brought on by the record level of demand for new homes in this market during 2005. Orders were up 15 percent in the Carolinas on a flat community count, and up 176 percent in Texas on a 65 percent higher average community count. The Texas total for the 2005 fourth quarter includes 211 new home orders from 16 communities generated from our new San Antonio division. General economic conditions in our Carolina and Texas markets continued to improve and are expected to contribute to improved housing market conditions going forward. In Colorado, orders were up 10 percent on a flat community count.

Our new home order cancellation rate for the 2005 fourth quarter was 25 percent, up from the year earlier rate of 17 percent. Our cancellation rate was noticeably higher in Northern California, up modestly in Florida and generally in line with the year earlier rates in Arizona and Southern California.

The level of new home orders in 2005 resulted in a backlog of 6,276 presold homes (excluding 203 joint venture homes) valued at an estimated $2.3 billion (excluding $118 million of joint venture backlog), an increase of 9 percent from the December 31, 2004 backlog value. No assurance can be given that all of the homes in our backlog will actually be delivered as contracted.

Financial Services

During the year ended December 31, 2005, we generated pretax income of $3.5 million from our financial services subsidiary, which offered mortgage-banking services to our homebuyers in California, Arizona, Texas, and South Florida, up from a modest profit of $531,000 generated in 2004. The increase in income was driven by a higher volume of loan sales combined with an increase in the margin on loans sold and our decision in the second half of 2004 to transition our mortgage operations in Arizona and Texas from the joint venture arrangement to our wholly owned financial services subsidiary.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 10% to $2.3 million. The lower level of income was primarily due to our decision in the second half of 2004 to transition our mortgage operations in Arizona and Texas from the joint venture arrangement to our wholly owned financial services subsidiary.

Fiscal Year 2004 Compared to Fiscal Year 2003

Overview

Net income for the year ended December 31, 2004 increased 55 percent to $315.8 million, or $4.54 per diluted share, compared to $204.4 million, or $3.04 per diluted share, in 2003. The increase in net income was driven by a 56 percent increase in homebuilding pretax income to $509.1 million and a 60 basis point decrease in our effective tax rate, which was partially offset by a decrease in financial services pretax income.

Homebuilding

Homebuilding pretax income for 2004 was up 56 percent to $509.1 million compared to $326.8 million in 2003. The higher level of pretax income was primarily attributable to a 43 percent increase in homebuilding revenues and a 300 basis point improvement in our homebuilding gross margin percentage. These increases were offset in part by a 60 basis point increase in SG&A expenses as a percentage of homebuilding revenues, a 19 percent decrease in income from unconsolidated homebuilding joint ventures and a $10.2 million pretax charge recorded in the second quarter of 2004 in connection with the full redemption of our $100 million 8% Senior Notes due 2008 and our $150 million 8 1/2% Senior Notes due 2009. Results for 2003 reflect a fourth quarter pretax charge of $3.2 million resulting from the full redemption of $100 million of our 8 1/2% Senior Notes due 2007. The early retirement charge for all of these senior notes is reflected in other income (expense) in our accompanying consolidated statements of income.

Homebuilding revenues for 2004 were $3.3 billion, a 43 percent increase over the $2.3 billion generated in 2003. The increase in revenues was attributable to a 16 percent increase in deliveries (exclusive of joint ventures) to 8,817 new homes in 2004 combined with a 23 percent increase in our consolidated average home price to $375,000.

During 2004, we delivered 3,307 new homes in California (exclusive of unconsolidated joint ventures) versus 2,607 homes in 2003, a 27 percent increase. Deliveries were off 8 percent in Southern California to 2,141 new homes (excluding 78 from unconsolidated joint ventures), while deliveries were up 86 percent in Northern

California to 1,166 new homes (including 208 homes from our new operations in Sacramento and excluding 194 from unconsolidated joint ventures). The decrease in Southern California deliveries was due to a dip in active selling communities during the middle of 2004 combined with a slowing in the rate of new home orders in some of our Southern California markets beginning in the 2004 third quarter, while housing market conditions in our San Francisco Bay area and Sacramento regions strengthened throughout 2004. In Florida, we delivered 2,345 new homes in 2004 versus 2,205 homes in 2003, a 6 percent increase despite delays in closings as a result of the severe hurricane season experienced in 2004. We delivered 1,676 homes (excluding 2 from an unconsolidated joint venture) in Arizona during 2004 versus 1,555 in 2003, an 8 percent increase. The 2004 Arizona delivery total included 41 new homes (excluding 2 from an unconsolidated joint venture) from our Tucson division, which was acquired in the third quarter of 2004. In the Carolinas, deliveries declined 6 percent to 507 new homes, and were also impacted by severe weather related delays in 2004. New home deliveries increased 33 percent in Texas and 58 percent in Colorado, in part due to the introduction of several lower-priced new home projects resulting in increased absorption rates in 2004 as compared to 2003.

During 2004, our consolidated average home price increased 23 percent to $375,000. The higher selling price was driven primarily by a 24 percent increase in our California average selling price to $646,000 (exclusive of unconsolidated joint ventures). The higher price in California represented the impact of general price increases experienced in the state during the period, and, to a lesser degree, a change in product mix during 2004 compared to 2003. Our average home price in Florida increased 20 percent to $222,000 reflecting general price increases, a shift in product mix and the addition of our Jacksonville operation, which had an average home price of $248,000 in 2004. Our average home price in Arizona (exclusive of unconsolidated joint venture) increased 2 percent to $183,000 and increased 13 percent in the Carolinas to $152,000. The increase in Arizona generally reflected an increase in new home prices in the Phoenix market while the higher average home price in the Carolinas was primarily the result of changes in our product mix. Our average home price in Texas was down 10 percent to $242,000 and was down 3 percent in Colorado to $306,000 reflecting our emphasis on delivering more affordable homes in these regions.

Our homebuilding gross margin percentage for 2004 increased 300 basis points to 24.4 percent compared to 21.4 percent in 2003. The increase in the gross margin percentage was driven primarily by higher margins in California and Arizona. Our margins in Florida for 2004 were generally in line with 2003 and reflected healthy housing market conditions in the state. Margins in Texas and Colorado, while improved, were still below our companywide average. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets during 2004 as a result of strong housing demand and improved margins in Arizona due to healthy demand for new homes combined with volume and cost efficiencies experienced in Phoenix. In addition, our homebuilding gross margin percentage was favorably impacted by approximately 100 basis points due to the reclassification of certain overhead expenses from cost of sales to SG&A beginning in 2004.

SG&A expenses for 2004 were 10.3 percent of homebuilding revenues compared to 9.7 percent in 2003. The increase in SG&A expenses as a percentage of homebuilding revenues was due to the reclassification of certain expenses from cost of sales to SG&A discussed above. Excluding the impact of the reclassification, our SG&A rate would have been lower in 2004 by approximately 50 basis points reflecting the economies of scale due to our growth in revenues.

Income from unconsolidated joint ventures decreased 19 percent in 2004 to $43.4 million. The decrease in joint venture income was driven primarily by a 56 percent decrease in the number of joint venture deliveries in 2004 to 274 homes versus 620 homes in 2003, which was partially offset by an increase in joint venture income from land sales to other homebuilders and higher joint venture gross margins in 2004 compared to 2003.

Other expense for 2004 and 2003 reflected pretax charges of approximately $10.2 million and $3.2 million, respectively, recognized in connection with the early retirement of our Senior Notes discussed above, which was offset in part by construction fee income generated in 2004 and 2003 by our Orlando and Jacksonville operations and our Tucson operation in 2004.

Net new orders for 2004 were up 26 percent to 10,811 new homes (excluding 254 from unconsolidated joint ventures), compared to 8,611 (excluding 576 from unconsolidated joint ventures) in 2003. In addition, our cancellation rate decreased in 2004 to 16 percent versus 18 percent in 2003. Excluding unconsolidated joint ventures, new home orders were down 2 percent in Southern California on a 14 percent increase in average community count, up 66 percent in Northern California on a 33 percent increase in average community count, up 28 percent in Florida on a 44 percent increase in average community count and up 32 percent in Arizona on a 20 percent decrease in average community count. Total orders for 2004 in Arizona also include 124 orders (excluding 4 from unconsolidated joint venture) from 4 communities from our new Tucson division, which we acquired in August 2004. Orders increased 16 percent in the Carolinas on a 44 percent increase in average community count, up 41 percent in Texas on an 11 percent increase in average community count and up 32 percent in Colorado on an 8 percent increase in average community count.

Financial Services

During the year ended December 31, 2004, we generated a modest profit from our financial services subsidiary, which offered mortgage financing services to our homebuyers in California, Arizona, Texas and South Florida. In the first half of 2004, we began to transition our mortgage operations in Arizona and Texas from our joint venture arrangement to our wholly owned financial services subsidiary. The lower level of revenues and profits in 2004 compared to 2003 reflected lower margins on loan sales and capture rates due to competitive industry pressures resulting from the significant reduction in mortgage refinance activity during 2004.

Financial services joint venture income for 2004, which was derived from mortgage banking joint ventures with third party financial institutions, which operated in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa and Southwestern Florida, was down $678,000 to $2.5 million. The lower level of income was primarily due to the decrease in business in Arizona and Texas as we transitioned our mortgage financing services in those areas to our wholly owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public note offerings and by our bank revolving credit facility, land option contracts, joint venture financings, land seller notes, assessment district bond financings, and through the sale of our common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of employee stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities and internally generated funds. Based on our current business plan and market conditions, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

During 2005, our homebuilding debt increased by approximately $479.0 million. These funds, in addition to cash flow from operations and cash balances available at the beginning of the period, were used to finance our $1,226.1 million increase in homebuilding assets as well as fund $52.0 million in stock repurchases and $10.9 million in dividends during the year. The increased investment in our homebuilding operations was made to support our growth initiatives, which consist of expansion into new geographic markets as well as increasing delivery volume in our established divisions. We expect to further increase our net investment in homebuilding assets in 2006 as we continue to pursue our growth initiatives.

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

In August 2005, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $925 million, extend the maturity date to August 2009 and revise certain financial and other covenants. In addition, the amended revolving credit facility contains an accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.1 billion, subject to certain conditions, including the availability of additional bank lending commitments. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The revolving credit facility contains financial covenants, including the following:

•	a covenant that, as of December 31, 2005, requires us to maintain not less than $1,261.6 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of the carrying value of unsold land to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The revolving credit facility also limits, among other items, our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the revolving credit facility and from other sources. At December 31, 2005, we had $183.1 million of borrowings outstanding and had issued approximately $67.7 million of letters of credit under the revolving credit facility. As of December 31, 2005, we were in compliance with the covenants of this revolving credit facility. As of February 17, 2006, we had $587.4 million of borrowings outstanding and had issued approximately $76.9 million of letters of credit under our revolving credit facility and were in compliance with the covenants of this revolving credit facility. The increase in the balance since December 31, 2005 was primarily due to the timing of significant land purchases and seasonal working capital needs. Our ability to renew and extend the term of this revolving credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $170 million. During certain periods, one of the mortgage credit facilities provides $30 million in additional borrowing capacity, which is not included in the total aggregate commitment amount above. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants and have current maturity dates ranging from April 26, 2006 to June 24, 2006. It is our intention to renew these facilities. At December 31, 2005, we had approximately $123.4 million advanced under these mortgage credit facilities.

In August 2005, we issued $175 million of 6 1/2% Senior Notes that mature on August 15, 2010 (the “6 1/2% Senior Notes”) and $175 million of 7% Senior Notes that mature on August 15, 2015 (the “7% Senior Notes”). Net proceeds from these notes were approximately $346.3 million, and $130.9 million was used in September 2005 to redeem in full our 9 1/2% Senior Notes due 2010 with the balance used for general corporate purposes.

On February 22, 2006, our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary and certain other immaterial subsidiaries, entered into supplemental indentures to the indentures governing our outstanding senior notes and our senior subordinated notes, pursuant to which the Guarantor Subsidiaries guaranteed payment of our outstanding notes. The guarantees are full and unconditional, and joint and several.

Pursuant to the terms of the 6 1/2% Senior Notes and 7% Senior Notes and our other outstanding public senior and senior subordinated notes, we will, under certain circumstances, be obligated to make an offer to purchase all or a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants that, among other items, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, we are required to make an offer to purchase these notes at 101 percent of their principal amount.

In March 2004, the Securities and Exchange Commission (the “SEC”) declared effective our $800 million universal shelf registration statement on Form S-3. The universal shelf permits us to issue from time to time common stock, preferred stock, debt securities and warrants. Currently, $450 million of securities remain available for future issuance by us under this registration statement. We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage or decrease in our profitability or our interest coverage ratio, could result in a credit ratings downgrade or change in outlook or otherwise increase our cost of borrowing and adversely affect our ability to obtain necessary funds.

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development costs. Subject to certain exceptions in Florida, we generally are not responsible for the repayment of these assessment district bonds. At December 31, 2005, we had approximately $97.0 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a repayment obligation.

We paid approximately $10.9 million, or $0.16 per common share, in dividends to our stockholders during the year ended December 31, 2005. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public note indentures impose restrictions on the amount of dividends we may be able to pay. On February 1, 2006, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend will be paid on February 23, 2006 to stockholders of record on February 9, 2006.

During the year ended December 31, 2005, we issued 1,161,130 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $11.4 million.

From January 1, 2005 through January 31, 2006, we repurchased 1,462,158 shares of common stock for approximately $54.6 million. On February, 1, 2006, our Board of Directors authorized a new $100 million stock repurchase plan. Through February 17, 2006, we had repurchased 254,500 shares of common stock for approximately $9.0 million under the new stock repurchase plan, leaving a balance of approximately $91.0 million for future repurchases.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2005, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt (1)	$2,140,884	$177,579	$406,064	$653,262	$903,979
Operating leases (2)	44,264	10,030	17,468	13,485	3,281
Purchase obligations (3)	2,725,844	2,217,238	474,767	27,140	6,699

Total	$4,910,992	$2,404,847	$898,299	$693,887	$913,959

(1)	Long-term debt represents indebtedness included in liabilities from inventories not owned, revolving credit facility, trust deed and other notes payable, senior and senior subordinated notes payable and related interest payments. For a more detailed description of our long-term debt, refer to footnotes 2(o), 4, 5 and 6 in our accompanying consolidated financial statements.
(2)	For a more detailed description of our operating leases, refer to footnote 9 in our accompanying consolidated financial statements.
(3)	Includes approximately $1,809.2 million (net of deposits) in land purchase and option contracts for which we have made non-refundable deposits. For a more detailed description of our land purchase and option contracts, see “—Off-Balance Sheet Arrangements” below and footnote 9 in our accompanying consolidated financial statements.

Our existing revolving credit facility and mortgage credit facilities commitments and available capacity as of December 31, 2005 are summarized below (dollars in thousands):

	Total Amounts Committed	Available Capacity
Revolving credit facility (1)	$925,000	$674,221
Mortgage credit facilities (2)	170,000	46,574

Total	$1,095,000	$720,795

(1)	For a more detailed description of our revolving credit facility, refer to footnote 4(a) in our accompanying consolidated financial statements. As of February 17, 2006, we had $587.4 million of borrowings outstanding, issued approximately $76.9 million of letters of credit, and $260.7 million in available capacity under our revolving credit facility.
(2)	For a more detailed description of our mortgage credit facilities, refer to footnote 7 in our accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. At December 31, 2005, we had cash deposits and letters of credit outstanding of approximately $134.3 million on land purchase contracts having a total remaining purchase price of approximately $1,433.6 million.

Approximately $338.8 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. At December 31, 2005, we had cash deposits and letters of credit outstanding of approximately $49.6 million on option contracts having a total remaining purchase price of approximately $718.2 million. Approximately $103.4 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At December 31, 2005, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $658.2 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying consolidated balance sheets and equity that totaled $838.5 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At December 31, 2005, approximately $369.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At December 31, 2005, our joint ventures had approximately $186.1 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

As discussed above, we also use community development district, community facilities or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions in Florida, we are generally not responsible for the repayment of these assessment district bonds. As of December 31, 2005, we had approximately $12.2 million in other reimbursement obligations and outstanding letters of credit guaranteeing a portion of the payment of principal and interest on outstanding assessment district bonds.

We have no other material commitments or off-balance sheet financing arrangements that under current market conditions we expect to materially affect our future liquidity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. SFAS 123R is effective for fiscal years beginning after June 15, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. In 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method as permitted by SFAS 148. We recognize compensation expense related to stock-based awards granted, modified or settled after December 31, 2002, as further described in Note 2(l), “Summary of Significant Accounting Policies—Stock-Based Compensation,” to our consolidated financial statements included elsewhere in this report. We have evaluated the impact of adopting SFAS 123R, and we do not believe the adoption of SFAS 123R will have a material impact on our financial condition or results of operations.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-5, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. EITF 04-5 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-5 did not have any impact on our financial statements as of December 31, 2005 for arrangements entered into subsequent to June 29, 2005. We have not yet determined the anticipated impact of adopting EITF 04-5 for our arrangements existing at June 29, 2005; however, we do not believe the adoption of EITF 04-5 for arrangements existing at June 29, 2005 will have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2005 Annual Report to Stockholders (the “Annual Report”) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategies;

•	the strength of our markets;

•	expected revenues, deliveries, product mix, average home prices and gross margins;

•	sales orders and our backlog of homes and their estimated sales value;

•	our growth opportunities and desire to expand in our existing markets and enter new geographic markets;

•	the sufficiency of our infrastructure and technology to support our growth;

•	our ability to maintain and continue expanding our product platform and price points;

•	our ability to react to increases or decreases in demand for housing;

•	our ability to rapidly take advantage of local market opportunities as they arise;

•	our ability to continue to grow in California, Florida, Arizona and our other markets;

•	our ability to achieve a top tier share in our markets;

•	the adequacy of our inventory of building sites and our competitive edge in acquiring new building sites;

•	our ability to export our high density expertise from Southern California to our other divisions;

•	planned new home community openings and the expected number of active selling communities;

•	the potential impact of best practice and cost reduction initiatives;

•	our ability to minimize overhead and operating expenses;

•	our relationship with our employees and subcontractors;

•	contingent earn-out payments in connection with acquisitions;

•	the sufficiency of our capital resources;

•	our intention to renew our mortgage credit facilities;

•	our planned continued use of joint ventures and expected joint venture deliveries;

•	our review and assessment of goodwill for impairment;

•	the expected impact of new accounting pronouncements;

•	our expectation that our commitments and off-balance sheet financing arrangements will not materially affect our liquidity;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	the time typically required to complete construction of a home;

•	the expected impact of outstanding claims and actions on our results of operations and financial position;

•	the likelihood of realization of a net deferred tax asset; and

•	the potential value of and expense related to stock option grants.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include, but are not limited to, the following:

•	local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	the significant amount of our debt and the impact of the restrictive covenants in our credit agreements and public notes;

•	the demand for single-family homes and the growth potential of our markets;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other factors included in this Form 10-K.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2005. We do not enter into or hold derivatives for trading or speculative purposes. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2005. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, Westfield Home Mortgage and Home First Funding. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal. As of December 31, 2005, Family Lending held approximately $9.9 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of December 31, 2005, Family Lending had approximately $137.0 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $127.1 million were hedged by forward sale commitments of mortgage-backed securities.

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

For our fixed rate debt, changes in interest rates generally affect the fair market value of each debt instrument but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flows. We do not have any obligations that currently require us to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2005, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $3.1 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during 2005 would have resulted in an increase in variable rate interest costs of approximately $2.2 million. In addition, holding our combined homebuilding joint venture variable rate debt balance constant as of December 31, 2005, each one percentage point increase in interest rates would result in an approximately $6.6 million increase in the interest costs of the unconsolidated joint ventures.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of indebtedness included in inventories not owned, trust deed and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our indebtedness included in inventories not owned, trust deed and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value. Our senior notes payable and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2005.

	Expected Maturity Date							Estimated Fair Value
December 31,	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$129,508	$34	$16	$18	$19	$240	$129,835	$130,339
Average interest rate	5.6%	9.8%	9.6%	9.6%	9.6%	9.8%	5.7%

Liabilities:
Fixed rate debt	$74,344	$61,553	$150,780	$153,500	$175,000	$773,277	$1,388,454	$1,353,204
Average interest rate	4.9%	4.8%	6.5%	5. 0%	6.5%	7.4%	6.7%

Variable rate debt	$123,426	$—	$—	$183,100	$—	$—	$306,526	$306,526
Average interest rate	5.3%	—	—	5.8%	—	—	5.6%

Off-Balance Sheet Financial Instruments:
Forward sale commitments of mortgage-backed securities:
Notional amount	$127,104	$—	$—	$—	$—	$—	$127,104	$127,876
Average interest rate	5.0%	—	—	—	—	—	5.0%

Commitments to originate mortgage loans:
Notional amount	$32,612	$—	$—	$—	$—	$—	$32,612	$32,992
Average interest rate	7.2%	—	—	—	—	—	7.2%

(1)	Substantially all of the amounts presented in this line item for 2006 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Pacific Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 22, 2006

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$3,993,082	$3,341,600	$2,341,180
Cost of sales	(2,908,422)	(2,525,797)	(1,839,066)

Gross margin	1,084,660	815,803	502,114

Selling, general and administrative expenses	(439,850)	(343,869)	(227,831)
Income from unconsolidated joint ventures	58,944	43,415	53,900
Other income (expense)	746	(6,203)	(1,433)

Homebuilding pretax income	704,500	509,146	326,750

Financial Services:
Revenues	18,279	12,854	13,724
Expenses	(14,821)	(12,323)	(8,926)
Income from unconsolidated joint ventures	2,252	2,491	3,169
Other income	604	448	381

Financial services pretax income	6,314	3,470	8,348

Income before taxes	710,814	512,616	335,098
Provision for income taxes	(269,830)	(196,799)	(130,719)

Net Income	$440,984	$315,817	$204,379

Earnings Per Share:
Basic	$6.52	$4.69	$3.14
Diluted	$6.30	$4.54	$3.04

Weighted Average Common Shares Outstanding:
Basic	67,621,717	67,374,432	65,110,378
Diluted	69,969,466	69,572,206	67,221,470

Cash dividends per share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$18,824	$141,697
Trade and other receivables	74,986	27,049
Inventories:
Owned	2,928,850	2,111,868
Not owned	590,315	268,028
Investments in and advances to unconsolidated joint ventures	285,760	205,429
Deferred income taxes	58,681	37,981
Goodwill and other intangibles, net	120,396	85,849
Other assets	60,052	33,857

	4,137,864	2,911,758

Financial Services:
Cash and equivalents	9,799	9,107
Mortgage loans held for sale	129,835	88,570
Other assets	3,344	3,798

	142,978	101,475

Total Assets	$4,280,842	$3,013,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$115,082	$96,470
Accrued liabilities	345,294	286,125
Liabilities from inventories not owned	48,737	32,390
Revolving credit facility	183,100	—
Trust deed and other notes payable	97,031	26,340
Senior notes payable	1,099,153	874,068
Senior subordinated notes payable	149,124	149,026

	2,037,521	1,464,419

Financial Services:
Accounts payable and other liabilities	2,246	2,127
Mortgage credit facilities	123,426	81,892

	125,672	84,019

Total Liabilities	2,163,193	1,548,438

Minority Interests	378,490	142,800

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 67,129,010 and 67,234,698 shares outstanding, respectively	671	672
Additional paid-in capital	405,638	418,591
Retained earnings	1,332,850	902,732

Total Stockholders’ Equity	1,739,159	1,321,995

Total Liabilities and Stockholders’ Equity	$4,280,842	$3,013,233

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2004 and 2005	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2002	64,367,260	$644	$369,401	$403,713	$773,758
Stock issuances under employee plans, including income tax benefits	1,483,776	14	16,177	—	16,191
Repurchase of and retirement of common stock, net of expenses	(126,600)	(1)	(1,607)	—	(1,608)
Cash dividends declared ($0.16 per share)	—	—	—	(10,394)	(10,394)
Issuance of common stock, net of expenses	2,000,000	20	49,980	—	50,000
Amortization of stock-based compensation	—	—	875	—	875
Net income	—	—	—	204,379	204,379

Balance, December 31, 2003	67,724,436	677	434,826	597,698	1,033,201
Stock issuances under employee plans, including income tax benefits	1,146,462	11	16,005	—	16,016
Repurchase of and retirement of common stock, net of expenses	(1,636,200)	(16)	(38,738)	—	(38,754)
Cash dividends declared ($0.16 per share)	—	—	—	(10,783)	(10,783)
Amortization of stock-based compensation	—	—	6,498	—	6,498
Net income	—	—	—	315,817	315,817

Balance, December 31, 2004	67,234,698	672	418,591	902,732	1,321,995
Stock issuances under employee plans, including income tax benefits	1,286,470	13	25,818	—	25,831
Repurchase of and retirement of common stock, net of expenses	(1,392,158)	(14)	(52,021)	—	(52,035)
Cash dividends declared ($0.16 per share)	—	—	—	(10,866)	(10,866)
Amortization of stock-based compensation	—	—	13,250	—	13,250
Net income	—	—	—	440,984	440,984

Balance, December 31, 2005	67,129,010	$671	$405,638	$1,332,850	$1,739,159

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$440,984	$315,817	$204,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated joint ventures	(61,196)	(45,906)	(57,069)
Cash distributions of income from unconsolidated joint ventures	61,725	67,457	63,905
Depreciation and amortization	5,941	4,044	3,636
Loss on early extinguishment of debt	5,938	10,154	3,203
Amortization of stock-based compensation	13,250	6,498	875
Changes in cash and equivalents due to:
Trade and other receivables	(89,134)	(6,507)	38,236
Inventories-owned	(559,766)	(281,171)	(335,020)
Inventories-not owned	(69,407)	(50,611)	65,325
Deferred income taxes	(20,700)	(11,620)	(7,750)
Other assets	(14,114)	(5,594)	18,081
Accounts payable	16,267	16,326	5,602
Accrued liabilities	64,968	84,738	59,292
Liabilities from inventories not owned	—	(3,958)	(42,197)

Net cash provided by (used in) operating activities	(205,244)	99,667	20,498

Cash Flows from Investing Activities:
Net cash paid for acquisitions	(115,609)	(25,078)	(113,224)
Investments in and advances to unconsolidated homebuilding joint ventures	(219,627)	(160,746)	(130,979)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	90,441	84,151	53,086
Net additions to property and equipment	(12,499)	(6,627)	(2,706)

Net cash provided by (used in) investing activities	(257,294)	(108,300)	(193,823)

Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	183,100	—	—
Principal payments on trust deed and other notes payable	(48,177)	(32,087)	(22,576)
Redemption of senior notes payable	(130,938)	(259,045)	(102,883)
Proceeds from the issuance of senior notes payable	346,330	297,240	444,669
Net proceeds from (payments on) mortgage credit facilities	41,534	22,575	(52,671)
Proceeds from issuance of common stock	—	—	50,300
Dividends paid	(10,866)	(10,783)	(10,394)
Repurchase of common stock	(52,035)	(38,754)	(1,608)
Proceeds from the exercise of stock options	11,409	9,808	11,320

Net cash provided by (used in) financing activities	340,357	(11,046)	316,157

Net increase (decrease) in cash and equivalents	(122,181)	(19,679)	142,832
Cash and equivalents at beginning of year	150,804	170,483	27,651

Cash and equivalents at end of year	$28,623	$150,804	$170,483

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$85,381	$80,624	$68,033
Income taxes	283,659	178,698	124,055

Supplemental Disclosures of Noncash Activities:
Inventory financed by trust deed and other notes payable	$118,868	$33,519	$29,366
Inventory received as distributions from unconsolidated homebuilding joint ventures	59,254	13,960	29,323
Deferred purchase price recorded in connection with acquisitions	13,129	6,982	4,698
Expenses capitalized in connection with the issuance of senior notes payable	3,670	2,760	4,257
Income tax benefit credited in connection with the exercise of stock options	14,422	6,208	4,871
Inventories not owned	252,880	88,964	85,389
Liabilities from inventories not owned	16,347	16,733	15,657
Minority interests	236,533	72,231	69,732

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

We operate as a geographically diversified builder of single-family attached and detached homes for use as primary residences with operations in the major metropolitan markets in California, Texas, Arizona, Colorado, Florida, the Carolinas and Nevada. We also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries.

Our percentage of home deliveries by state (excluding deliveries by unconsolidated joint ventures) for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
State	2005	2004	2003
California	28%	38%	34%
Florida	31	26	29
Arizona	18	19	20
Carolinas	9	6	7
Texas	10	6	6
Colorado	4	5	4

Total	100%	100%	100%

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

b. Stock Split

On July 27, 2005, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. Stockholders of record at the close of business on August 8, 2005 received one additional share of our common stock for every one share of our common stock owned on that date. The additional shares were distributed on August 29, 2005. Accordingly, all share and per share amounts included in this Form 10-K have been restated to reflect such stock split for all periods presented.

c. Use of Estimates

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d. Segment Reporting

We report our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Our homebuilding operating divisions and our mortgage financing and title service operations are our operating segments. Our homebuilding operating divisions have similar economic characteristics; therefore, we aggregate them into a single homebuilding reportable segment in accordance with SFAS 131. Our mortgage financing and title services operations are included in our financial services reporting segment. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

e. Business Combinations

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

In October 2003, we acquired Coppenbarger Homes, a longtime homebuilder in the Jacksonville, Florida metropolitan area. In December 2003, we acquired Lucas and Mercier Development, Inc.’s Sacramento homebuilding operations. In August 2004, we acquired Kemmerly Homes, a homebuilder in the Tucson, Arizona area. In March 2005, we acquired substantially all of the homebuilding assets of Probuilt Homes, a homebuilder in the Bakersfield, California area. In September 2005, we acquired substantially all of the homebuilding assets of Eagle Valley Homes, a homebuilder in the San Antonio, Texas area. None of these acquisitions were material individually or in the aggregate.

f. Variable Interest Entities

We account for variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R.

g. Limited Partnerships and Limited Liability Companies

We account for limited partnerships and limited liability companies under Emerging Issues Task Force (“EITF”) No. 04-5, “Determining whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), which the EITF

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reached a consensus on EITF 04-5 on June 29, 2005. The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or a managing member in the case of a limited liability company, controls the entity. Under EITF 04-5, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. EITF 04-5 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-5 did not have any impact on our financial statements as of December 31, 2005 for arrangements entered into subsequent to June 29, 2005. We have not yet determined the anticipated impact of adopting EITF 04-5 for our arrangements existing at June 29, 2005; however, we do not believe the adoption of EITF 04-5 for arrangements existing at June 29, 2005 will have a material impact on our financial position or results of operations.

h. Revenue Recognition

Homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer and collection of the purchase price is reasonably assured.

We recognize loan origination fees and expenses and gains and losses on loans when the related mortgage loans are sold. Our policy is to sell all mortgage loans originated. These sales generally occur within 60 days of origination. Mortgage loan interest is accrued only so long as it is deemed collectible.

i. Cost of Sales

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

j. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Beginning January 1, 2004, indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. We periodically assess the adequacy of accrued warranty and adjust the amounts recorded if necessary. Accrued warranty is included in accrued liabilities in our consolidated balance sheets. Changes in our accrued warranty are detailed in the table set forth below:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Accrued warranty, beginning of the year	$23,560	$23,522	$16,984
Warranty costs accrued and other adjustments during the year	24,159	12,243	22,380
Warranty costs paid during the year	(17,816)	(12,205)	(15,842)

Accrued warranty, end of the year	$29,903	$23,560	$23,522

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

k. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards and nonvested restricted stock, using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Year Ended December 31,
	2005			2004			2003
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$440,984	67,621,717	$6.52	$315,817	67,374,432	$4.69	$204,379	65,110,378	$3.14
Effect of dilutive securities (1):
Stock options	—	2,178,425		—	2,197,774		—	2,111,092
Nonvested performance share awards	—	161,778		—	—		—	—
Nonvested restricted stock	—	7,546		—	—		—	—

Diluted earnings per share	$440,984	69,969,466	$6.30	$315,817	69,572,206	$4.54	$204,379	67,221,470	$3.04

(1)	For the years ended December 31, 2005, 2004 and 2003, antidilutive stock options not included in the calculation of diluted earnings per share were 763,400, 1,182,100 and 714,100, respectively.

l. Stock-Based Compensation

At December 31, 2005, we have stock option plans that are further described in Note 12. In 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We selected the prospective method of adopting SFAS 123 as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under the prospective method, the fair value recognition provisions are applied to all stock-based awards granted, modified or settled after December 31, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock-based awards is determined using the fair value of the stock-based awards on the date of grant. Total compensation expense is recognized on a straight-line basis over the vesting period as if adoption had occurred effective January 1, 2003.

Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations until we adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 as further described in Note

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2(w) below. However, all grants made prior to January 1, 2003 will be fully vested on January 1, 2006, and, as a result, no additional compensation expense will be recognized relating to these awards upon adopting SFAS 123R. In accordance with the intrinsic value method of accounting relating to stock-based awards granted prior to January 1, 2003, no stock-based employee compensation expense is reflected in net income, as all stock-based awards granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant and vesting is not dependent on any future conditions other than continued employment.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plans in each period:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$440,984	$315,817	$204,379
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	8,220	4,003	534
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(8,849)	(5,610)	(3,211)

Net income, as adjusted	$440,355	$314,210	$201,702

Earnings per share:
Basic—as reported	$6.52	$4.69	$3.14
Basic—as adjusted	$6.51	$4.66	$3.10
Diluted—as reported	$6.30	$4.54	$3.04
Diluted—as adjusted (1)	$6.29	$4.51	$3.00

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all of our stock-based compensation plans for the years ended December 31, 2005, 2004 and 2003 were 70,035,626, 69,643,442 and 67,177,904, respectively.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future values.

The fair value of each stock option granted during each of the three years ended December 31, 2005, 2004 and 2003 was estimated using the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	2005	2004	2003
Dividend yield	0.37%	0.58%	0.96%
Expected volatility	39.35%	47.65%	53.76%
Risk-free interest rate	3.81%	3.52%	3.08%
Expected life	3.3 years	5.0 years	5.0 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $13.72, $12.03 and $7.62, respectively.

m. Cash and Equivalents

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

n. Mortgage Loans Held for Sale

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

o. Inventories

Inventories consisted of the following at:

	December 31,
	2005	2004
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,801,874	$1,138,766
Homes completed and under construction	1,003,679	855,585
Model homes	123,297	117,517

Total inventories owned	$2,928,850	$2,111,868

Inventories not owned:
Land purchase and land option deposits	$163,083	$93,675
Variable interest entities, net of deposits	421,641	171,590
Other land option contracts, net of deposits	5,591	2,763

Total inventories not owned	$590,315	$268,028

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

Under FIN 46R, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. If a VIE exists and we have a variable interest in that entity, FIN 46R may require us to calculate expected losses and residual returns for the VIE, based on the probability of estimated future cash flows as described in FIN 46R. If we are deemed to be the primary beneficiary of a VIE based on such calculations, we are required to consolidate the VIE on our balance sheet.

At December 31, 2005 and 2004, we consolidated 32 and 17 VIEs, respectively, as a result of our option to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $56.0 million and $19.7 million as of December 31, 2005 and 2004, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our consolidated balance sheets at

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004, were inventories not owned related to these VIEs of approximately $477.7 million and $191.3 million (which includes $56.0 million and $19.7 million in deposits), liabilities from inventories not owned of approximately $43.2 million and $29.6 million, and minority interests of approximately $378.5 million and $142.0 million, respectively. These amounts were recorded based on their estimated fair values upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

p. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and to investments in and advances to unconsolidated joint ventures in accordance with Statement of Financial Accounting Standards No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an amendment of FASB Statement No. 34).” Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units are sold. In addition, we capitalize interest to our investments in unconsolidated homebuilding and land development joint ventures. Interest capitalized to investments in unconsolidated joint ventures is included as a reduction to income from unconsolidated joint ventures as the related homes or lots are sold. The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures and expensed to cost of sales and income from unconsolidated joint ventures for the following periods:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of year	$58,620	$38,438	$31,860
Homebuilding interest incurred and capitalized	95,554	87,085	76,032
Homebuilding interest previously capitalized and amortized	(73,186)	(66,903)	(69,454)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of year	$80,988	$58,620	$38,438

Capitalized interest as a percentage of inventories owned and investments in and advances to unconsolidated joint ventures, end of year	2.5%	2.5%	2.0%

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

q. Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50 percent. In certain instances, our ownership interest in these unconsolidated joint ventures may be greater than 50 percent; however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or, in the case of joint ventures where we are the general partner or managing member, the limited partners (or non-managing members) have either sufficient kick-out rights or substantive participatory rights in accordance with EITF 04-5.

r. Income Taxes

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

s. Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit. We performed our annual impairment test of goodwill in accordance with SFAS 142 as of October 1, 2005 and determined there was no impairment.

t. Insurance and Litigation Accruals

Insurance and litigation accruals are established for estimated future claims costs. We maintain general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record estimated costs to cover our self-insured retentions and deductible amounts under these policies, estimated costs that may exceed our coverage limits, and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals includes consideration of our claims history, current claims, and potential for recovery of costs from insurance and other sources.

u. Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”),

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as subsequently amended by Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 requires all derivatives to be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair value.

v. Accounting for Guarantees

We account for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2005, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 9 for further discussion).

w. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. SFAS 123R is effective for fiscal years beginning after June 15, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. In 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective method as permitted by SFAS 148. We recognize compensation expense related to stock-based awards granted, modified or settled after December 31, 2002, as further described in Note 2(1). We have evaluated the impact of adopting SFAS 123R, and we do not believe the adoption of SFAS 123R will have a material impact on our financial condition or results of operations.

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

x. Reclassifications

Certain items in prior year financial statements have been reclassified to conform with current year presentation.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures are typically entered into with developers, other homebuilders, land sellers, and financial partners. The tables set forth below summarize the combined financial information related to our unconsolidated land development and homebuilding joint ventures accounted for under the equity method:

	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash	$58,335	$48,926
Inventories	1,480,166	1,181,958
Other assets	128,927	10,044

Total Assets	$1,667,428	$1,240,928

Liabilities and Equity:
Accounts payable and accrued liabilities	$170,808	$104,168
Construction loans and trust deed notes payable	658,160	554,620
Equity	838,460	582,140

Total Liabilities and Equity	$1,667,428	$1,240,928

Our share of equity shown above was approximately $282.3 million and $201.1 million at December 31, 2005 and 2004, respectively. Additionally, as of December 31, 2005 and 2004, we had advances outstanding of approximately $3.5 million and $4.3 million to these unconsolidated joint ventures, which were included in accounts payable and accrued liabilities in the table above.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Revenues	$468,731	$283,714	$460,403
Cost of sales and expenses	(287,883)	(181,947)	(295,796)

Net income	$180,848	$101,767	$164,607

Income from unconsolidated joint ventures as presented in the accompanying consolidated financial statements reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the years ended December 31, 2005, 2004 and 2003, we recognized approximately $11.2 million, $4.2 million and $8.8 million, respectively, in management fees and recorded these amounts as a reduction of general and administrative and construction overhead costs. As of December 31, 2005 and 2004, we had approximately

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$459,000 and $516,000, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying consolidated balance sheets.

4. Revolving Credit Facility and Trust Deed and Other Notes Payable

a. Revolving Credit Facility

In August 2005, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the revolving credit facility to $925 million, extend the maturity date to August 2009 and revise certain financial and other covenants. In addition, the amended revolving credit facility contains an accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.1 billion, subject to certain conditions, including the availability of additional bank lending commitments. The financial covenants contained in the revolving credit facility require us to, among other requirements, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio and to not exceed certain leverage ratios. The revolving credit facility also limits our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Certain of our wholly owned subsidiaries guarantee our obligations under the revolving credit facility. At December 31, 2005, we had $183.1 million in borrowings outstanding and had issued approximately $67.7 million in letters of credit under this revolving credit facility. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. In addition, there are fees charged on the unused portion of the revolving credit facility. As of December 31, 2005, and throughout the year, we were in compliance with the covenants of the revolving credit facility. As of February 17, 2006, we had $587.4 million of borrowings outstanding and had issued approximately $76.9 million of letters of credit under our revolving credit facility and were in compliance with the covenants of this revolving credit facility.

b. Trust Deed and Other Notes Payable

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development costs. Subject to certain exceptions in Florida, we generally are not responsible for the repayment of these assessment district bonds. At December 31, 2005 and 2004, we had approximately $97.0 million and $26.3 million, respectively, outstanding in trust deed and other notes payable, including CDD bonds, under which we have a repayment obligation.

c. Borrowings and Maturities

The following summarizes the borrowings outstanding under the unsecured revolving credit facility and trust deed and other notes payable (excluding indebtedness included in liabilities from inventories not owned—see Note 2(o) above, and senior and senior subordinated notes payable—see Notes 5 and 6 below) during the three years ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Maximum borrowings outstanding during the year at month end	$412,574	$222,873	$115,959
Average outstanding balance during the year	$215,904	$86,664	$36,520
Weighted average interest rate for the year	5.8%	4.8%	3.4%
Weighted average interest rate on borrowings outstanding at year end	6.2%	7.2%	4.5%

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of the indebtedness included in liabilities from inventories not owned (see Note 2(o) above), revolving credit facility, trust deed and other notes payable, and senior and senior subordinated notes payable (see Notes 5 and 6 below) are as follows as of December 31, 2005:

Year Ended December 31,
(Dollars in thousands)
2006	$74,344
2007	61,553
2008	150,780
2009	336,600
2010	175,000
Thereafter	773,277

$1,571,554

5. Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
6 1/2% Senior Notes due 2008	$150,000	$150,000
5 1/8% Senior Notes due 2009	150,000	150,000
9 1/2% Senior Notes due 2010	—	125,000
6 1/2% Senior Notes due 2010	175,000	—
6 7/8% Senior Notes due 2011	175,000	175,000
7 3/4% Senior Notes due 2013, net	124,153	124,068
6 1/4% Senior Notes due 2014	150,000	150,000
7% Senior Notes due 2015	175,000	—

	$1,099,153	$874,068

In September 2000, we issued $125 million of 9 1/2% Senior Notes due September 15, 2010. In September 2005, the 9 1/2% Senior Notes were redeemed in full.

In March 2003, we issued $125 million of 7 3/4% Senior Notes due March 15, 2013. These notes were issued at a discount to yield approximately 7.88 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. Interest on these notes is payable on March 15 and September 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, commencing March 15, 2008 at 103.875 percent of par, with the call price reducing ratably to par on March 15, 2011. Prior to March 15, 2008, the notes are redeemable pursuant to a “make whole” formula. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

In May 2003, we issued $175 million of 6 7/8% Senior Notes due May 15, 2011. Interest on these notes is due and payable on May 15 and November 15 of each year until maturity, with the initial payment made on November 15, 2003. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from the 6 7/8% Senior Notes were approximately $173.4 million and were used to pay off borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, we issued $150 million of 6 1/2% Senior Notes due October 1, 2008. These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, with the initial payment made on April 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds were approximately $148.6 million and $102.9 million was used in October 2003 to redeem in full our 8 1/2% Senior Notes due 2007 with the balance used for general corporate purposes. In connection with the redemption, we incurred a pretax charge of approximately $3.2 million. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs, including the write-off of the remaining unamortized bond discount, and was included in other income (expense) in the accompanying consolidated statements of income.

In March 2004, we issued $150 million of 5 1/8% Senior Notes due April 1, 2009 and $150 million of 6 1/4% Senior Notes due April 1, 2014. These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, with the initial payments made on October 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $297.2 million, and $259.0 million was used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8 1/2% Senior Notes due 2009 with the balance used for general corporate purposes. In connection with these redemptions, we incurred a pretax charge of approximately $10.2 million. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs, including the write-off of the remaining unamortized bond discount, and was included in other income (expense) in the accompanying consolidated statements of income.

In August 2005, we issued $175 million of 6 1/2% Senior Notes due August 15, 2010 and $175 million of 7% Senior Notes due August 15, 2015. These notes were issued at par with interest due and payable on February 15 and August 15 of each year until maturity, with the initial payment made on February 15, 2006. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $346.3 million, and $130.9 million was used in September 2005 to redeem in full our 9 1/2% Senior Notes due 2010 with the balance used for general corporate purposes. In connection with this redemption, we incurred a pretax charge of approximately $5.9 million. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs and was included in other income (expense) in the accompanying consolidated statements of income.

The senior notes payable described above are all senior unsecured obligations and rank equally with our other existing senior unsecured indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, as defined in the governing indentures, we are required to make an offer to purchase these notes at 101 percent of the principal amount. As of December 31, 2005, and throughout the year, we were in compliance with all of the covenants under the notes.

On February 22, 2006, our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary and certain other immaterial subsidiaries, entered into supplemental indentures to the indentures governing our outstanding senior notes and our senior subordinated notes, pursuant to which the Guarantor Subsidiaries guaranteed payment of our outstanding notes. The guarantees are full and unconditional, and joint and several.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Senior Subordinated Notes Payable

On April 15, 2002, we issued $150 million of 9 1/4% Senior Subordinated Notes that mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets and are unsecured obligations that are junior to our senior unsecured indebtedness. Interest on these notes is payable on April 15 and October 15 of each year until maturity. Net proceeds after underwriting expenses were approximately $147.0 million. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes at 101 percent of the principal amount. As of December 31, 2005, we were in compliance with all of the covenants under the notes.

7. Mortgage Credit Facilities

Our financial services subsidiary, Family Lending Services, utilizes three mortgage credit facilities to fund mortgage loans, which serve as collateral, with a total aggregate commitment of $170 million. Under these mortgage credit facilities, mortgage loans presold to investors are financed for a short period of time (typically for 15 to 30 days), while the investor completes its administrative review of the applicable loan documents. Loans originated on a non-presold basis are typically financed for 15 to 60 days, before sale to third party investors. The mortgage credit facilities have current maturity dates ranging from April 26, 2006 to June 24, 2006. Maximum borrowings outstanding under these facilities during 2005, 2004 and 2003 were approximately $123.4 million, $82.1 million and $84.0 million, respectively. Average borrowings outstanding during the years ended December 31, 2005, 2004 and 2003 were approximately $82.1 million, $59.7 million and $66.7 million, respectively. The weighted average interest rate of borrowings under the mortgage credit facilities, which have LIBOR based pricing, during the years ended December 31, 2005, 2004 and 2003 were 4.4 percent, 2.5 percent and 2.2 percent, respectively. In addition, the mortgage credit facilities also contain certain financial covenants including leverage and net worth covenants. As of December 31, 2005, and throughout the year, Family Lending was in compliance with all covenants under the mortgage credit facilities.

8. Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and Equivalents—The carrying amount is a reasonable estimate of fair value as these assets primarily consist of short-term investments and demand deposits.

Mortgage Loans Held for Sale—These consist primarily of first and second mortgages on single-family residences. Fair values of these loans are based on quoted market prices for similar loans.

Indebtedness Included in Liabilities from Inventories Not Owned—These consist primarily of seller financing notes and acquisition and development notes. These notes were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

Senior and Senior Subordinated Notes Payable—These issues are publicly traded over the counter and their fair values were based upon the values of their last trade at year end.

The estimated fair values of financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$18,824	$18,824	$141,697	$141,697
Financial services:
Cash and equivalents	9,799	9,799	9,107	9,107
Mortgage loans held for sale	129,835	130,339	88,570	89,092
Financial liabilities:
Homebuilding:
Indebtedness included in liabilities from inventories not owned	$43,146	$43,146	$29,627	$29,627
Revolving credit facility	183,100	183,100	—	—
Trust deed and other notes payable	97,031	97,031	26,340	26,340
Senior notes payable, net	1,099,153	1,060,361	874,068	906,844
Senior subordinated notes payable, net	149,124	152,666	149,026	174,375
Financial services:
Mortgage credit facilities	123,426	123,426	81,892	81,892

9. Commitments and Contingencies

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2005 are as follows:

Year Ended December 31,
(Dollars in thousands)
2006	$10,030
2007	8,898
2008	8,570
2009	8,177
2010	5,308
Thereafter	3,281

Subtotal	44,264
Less—Sublease income	(1,381)

Net rental obligations	$42,883

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2005, 2004 and 2003 was approximately $8.8 million, $7.5 million and $5.8 million, respectively.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of December 31, 2005, we had cash deposits and letters of credit outstanding of approximately $134.3 million on land purchase contracts having a total remaining purchase price of $1,433.6 million. Approximately $338.8 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility. As of December 31, 2005, we had cash deposits and letters of credit outstanding of approximately $49.6 million on option contracts having a total remaining purchase price of approximately $718.2 million. Approximately $103.4 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2005, our unconsolidated joint ventures had borrowings outstanding of approximately $658.2 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying consolidated balance sheets and equity that totaled $838.5 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of December 31, 2005, approximately $369.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our other joint venture partners. As of December 31, 2005, there were approximately $186.1 million of surety bonds outstanding, all of which are subject to these indemnity arrangements by us and our partners.

We use community development district, community facilities or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions in Florida, we are generally not responsible for the repayment of these assessment districts. As of December 31, 2005, we had approximately $12.2 million in other reimbursement obligations and outstanding letters of credit guaranteeing a portion of the payment of principal and interest on outstanding assessment district bonds.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $32.6 million at December 31, 2005, and carried a weighted average interest rate of approximately 7.2 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of December 31, 2005, Family Lending had approximately $137.0 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $127.1 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of December 31, 2005, Family Lending held approximately $9.9 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

10. Income Taxes

The provision for income taxes includes the following components:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$248,466	$176,997	$117,067
State	42,064	31,422	21,402

	290,530	208,419	138,469

Deferred:
Federal	(19,538)	(11,276)	(6,749)
State	(1,162)	(344)	(1,001)

	(20,700)	(11,620)	(7,750)

Provision for income taxes	$269,830	$196,799	$130,719

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our net deferred income tax asset are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Inventory adjustments	$15,821	$13,111
Financial accruals	34,340	18,010
State income taxes	14,722	10,998
Amortization of goodwill	(6,036)	(3,585)
Other	(166)	(553)

	$58,681	$37,981

At December 31, 2005, we had a consolidated net deferred tax asset of approximately $58.7 million. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if our effective tax rate declines.

The effective tax rate differs from the federal statutory rate of 35 percent due to the following items:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income before taxes	$710,814	$512,616	$335,098

Provision for income taxes at federal statutory rate	$248,785	$179,416	$117,284
Increases (decreases) in tax resulting from:
State income taxes, net of federal benefit	26,586	20,201	13,261
Other, net	(5,541)	(2,818)	174

Provision for income taxes	$269,830	$196,799	$130,719

Effective tax rate	38.0%	38.4%	39.0%

11. Stock Incentive Plans

In 1991, we adopted the 1991 Employee Stock Incentive Plan (the “1991 Plan”) pursuant to which our officers, directors and employees were eligible to receive options to purchase shares of our common stock. Under the 1991 Plan, the maximum number of shares of common stock that may be issued is two million. The 1991 Plan has been terminated, and thus no additional awards will be made under the plan. In 1997 our stockholders approved the 1997 Stock Incentive Plan (the “1997 Plan”). Under the 1997 Plan, the maximum number of shares of common stock that may be issued is four million. On May 18, 2000, our stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). On May 15, 2002, our stockholders approved an amendment to the 2000 Plan approving the issuance of an additional three million shares under the plan, such that the maximum number of shares of common stock that may be issued under the plan is five million. On May 10, 2005, our stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, the maximum number of shares of common stock that may be issued is four million. On April 24, 2001, Standard Pacific’s Board of Directors approved the 2001 Non-Executive Officer Stock Incentive Plan under which a maximum of 1.05 million shares of common stock may be issued.

a. Stock Options

Stock options granted under the plans discussed above are granted at prices equal to the fair market value of the shares of our common stock at the date of grant. These options typically vest over a one to four year period and generally expire 5 or 10 years after the date of grant. When the options are exercised, the proceeds are credited to equity, including the related income tax benefits, if any.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option transactions relating to the four plans on a combined basis for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	5,417,070	$12.18	5,834,686	$9.36	6,817,424	$8.29
Granted	782,500	43.52	831,500	27.59	722,000	16.64
Exercised	(1,161,130)	9.82	(1,146,462)	8.55	(1,483,776)	7.62
Canceled	(53,755)	31.19	(102,654)	16.87	(220,962)	11.52

Options outstanding, end of year	4,984,685	$17.45	5,417,070	$12.18	5,834,686	$9.36

Options exercisable at end of year	3,529,242	$10.46	3,742,374	$8.44	3,822,964	$7.66

Options available for future grant	4,187,935		1,330,680		2,059,526

Total compensation expense recognized related to stock options for the years ended December 31, 2005, 2004 and 2003 was approximately $6.0 million, $3.9 million and $0.9 million, respectively. As of December 31, 2005, there was approximately $13.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$ 3.00	$ 8.25	1,511,422	$6.10	3.2 years	1,511,422	$6.10
$ 8.50	$11.69	1,461,922	$10.97	5.5 years	1,461,922	$10.97
$14.82	$27.59	1,247,941	$22.83	8.0 years	555,898	$20.99
$36.00	$43.53	763,400	$43.52	5.8 years	—	$—

b. Performance Share Awards

Performance share awards can result in the issuance of shares of our common stock (“Shares”) contingent upon the degree to which we achieve a targeted return on equity during the applicable fiscal year period and the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. One-third of any Shares issued vest on each of the first three anniversaries of the grant date if the executive remains an employee through the vesting dates.

On January 29, 2004, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2004 awards was $23.06 per share. These performance share awards resulted in the issuance of 376,000 Shares on February 1, 2005, of which 125,340 Shares vested upon issuance. As of December 31, 2005, 250,660 nonvested Shares were outstanding relating to these awards.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2005 awards was $36.92 per share. On February 1, 2006, the Compensation Committee of the Board of Directors approved the issuance of 369,000 Shares subject to this plan. These Shares were issued on February 16, 2006, of which 123,005 Shares vested upon issuance.

Total compensation expense recognized related to performance share awards for the years ended December 31, 2005 and 2004 was approximately $6.6 million and $2.6 million, respectively. As of December 31, 2005, there was approximately $13.1 million of unrecognized stock-based compensation expense related to nonvested performance share awards, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

c. Restricted Stock

Under certain of our stock incentive plans, we may grant restricted stock to key employees and non-employee directors. Restricted stock typically vests over a one to three year period. The following is a summary of restricted stock activity, excluding the Shares issued under performance share awards, for the year ended December 31, 2005:

	Shares	Weighted Average Closing Price of Our Common Stock on Date of Grant
Nonvested restricted stock, beginning of year	—	—
Granted	38,000	$39.93
Vested	—	—
Forfeited	—	—

Nonvested restricted stock, end of year	38,000	$39.93

Total compensation expense recognized related to restricted stock for the year ended December 31, 2005 was approximately $627,000. As of December 31, 2005, there was approximately $890,000 of unrecognized stock-based compensation expense related to nonvested restricted stock, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

12. Employee Benefit and Deferred Compensation Plans

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan a percentage of their compensation through salary deferrals, subject to certain dollar limitations, and we match up to 2 percent of eligible compensation of employees electing to contribute. In addition, we contribute 3 percent of all eligible compensation subject to certain limits, which vests ratably over five years. Our contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were $6.5 million, $5.1 million and $4.2 million, respectively.

We have two non-qualified deferred compensation plans pursuant to which eligible employees have been permitted to defer a portion of their compensation. The first plan was closed to new contributions on December 31, 2004. The second plan was opened to new contributions beginning January 1, 2005. Participants elect deemed investments for their deferrals from a variety of benchmark funds, except that recipients of restricted common stock grants that elect to defer receipt of Shares under the plan are deemed to hold an investment in the Shares. The return on the underlying benchmark fund or Shares, as applicable, determines the amount of earnings or losses that are credited or debited to the participant’s account. A participant may elect to

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive such deferred amounts in one payment or in annual installments no sooner than two years following each initial annual election. Participant contributions, adjusted for investment gains and losses, are 100 percent vested. As of December 31, 2005 and 2004, we had $10.5 million and $6.2 million, respectively, in assets relating to the plan, which is included in other assets in our consolidated balance sheets, and we had accrued $10.9 million and $6.4 million, respectively, for our obligations under the plan, which is included in accrued liabilities in our consolidated balance sheets.

13. Stockholder Rights Plan and Common Stock Repurchase Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a new stockholder rights agreement (the “Agreement”). Under the Agreement, one preferred stock purchase right was granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as defined, and upon paying the exercise price (currently $57.50), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, if we merge into another corporation, or if 50 percent or more of our assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then-current market value. In either situation, these rights are not exercisable by the acquiring party. Until the occurrence of certain events, the rights may be terminated at any time or redeemed by Standard Pacific’s Board of Directors including if it believes a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed or exchanged. If the rights are separated from the common shares, the rights expire ten years from the date they were separated.

In October 2005, the Board of Directors authorized a $100 million stock repurchase plan (the “October 2005 Plan”), which replaced our previously authorized stock repurchase plan. Prior to October 2005 and during the year, we repurchased 224,358 shares of common stock for approximately $8.2 million under the previous stock repurchase plan, and through December 31, 2005, we had repurchased an aggregate of 1,167,800 shares of common stock for approximately $43.8 million under the October 2005 Plan. On February 1, 2006, our Board of Directors authorized a new $100 million stock repurchase plan, which replaced the October 2005 Plan.

14. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2005:
Revenues	$840,202	$957,071	$941,437	$1,272,651	$4,011,361
Homebuilding gross margin	$217,167	$261,957	$253,893	$351,643	$1,084,660
Income before taxes	$131,548	$174,376	$155,028	$249,862	$710,814
Net income	$82,115	$107,601	$96,376	$154,892	$440,984
Diluted earnings per share	$1.18	$1.54	$1.37	$2.22	$6.30
2004:
Revenues	$537,385	$771,072	$869,753	$1,176,244	$3,354,454
Homebuilding gross margin	$121,431	$180,515	$199,070	$314,787	$815,803
Income before taxes	$69,413	$97,189	$120,361	$225,653	$512,616
Net income	$42,391	$59,996	$74,594	$138,836	$315,817
Diluted earnings per share	$0.60	$0.86	$1.08	$2.01	$4.54

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Supplemental Guarantor Information

On February 22, 2006, our wholly owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other immaterial subsidiaries (collectively, “Non-Guarantor Subsidiaries”) guaranteed our outstanding senior notes payable and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are condensed consolidated financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Separate financial statements and other disclosures specific to each guarantor subsidiary are not presented separately because management has determined such separate financial statements are not material to investors to evaluate the sufficiency of the guarantee.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands, except per share amounts)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$2,081,834	$1,911,248	$—	$—	$3,993,082
Cost of sales	(1,460,730)	(1,447,692)	—	—	(2,908,422)

Gross margin	621,104	463,556	—	—	1,084,660

Selling, general and administrative expenses	(218,734)	(221,116)	—	—	(439,850)
Income from unconsolidated joint ventures	28,974	29,970	—	—	58,944
Equity income of subsidiaries	195,004	—	—	(195,004)	—
Other income (expense)	(4,457)	5,280	(77)	—	746

Homebuilding pretax income	621,891	277,690	(77)	(195,004)	704,500

Financial Services:
Revenues	—	—	18,279	—	18,279
Expenses	—	—	(14,821)	—	(14,821)
Income from unconsolidated joint ventures	—	2,252	—	—	2,252
Other income (expense)	(377)	604	377	—	604

Financial services pretax income	(377)	2,856	3,835	—	6,314

Income before taxes	621,514	280,546	3,758	(195,004)	710,814
Provision for income taxes	(180,530)	(87,934)	(1,366)	—	(269,830)

Net Income	$440,984	$192,612	$2,392	$(195,004)	$440,984

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands, except per share amounts)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$2,016,610	$1,324,990	$—	$—	$3,341,600
Cost of sales	(1,468,980)	(1,056,817)	—	—	(2,525,797)

Gross margin	547,630	268,173	—	—	815,803

Selling, general and administrative expenses	(184,487)	(159,382)	—	—	(343,869)
Income from unconsolidated joint ventures	16,967	26,448	—	—	43,415
Equity income of subsidiaries	97,454	—	—	(97,454)	—
Other income (expense)	(9,632)	3,428	1	—	(6,203)

Homebuilding pretax income	467,932	138,667	1	(97,454)	509,146

Financial Services:
Revenues	—	—	12,854	—	12,854
Expenses	—	—	(12,323)	—	(12,323)
Income from unconsolidated joint ventures	—	2,491	—	—	2,491
Other income (expense)	(299)	448	299	—	448

Financial services pretax income	(299)	2,939	830	—	3,470

Income before taxes	467,633	141,606	831	(97,454)	512,616
Provision for income taxes	(151,816)	(44,722)	(261)	—	(196,799)

Net Income	$315,817	$96,884	$570	$(97,454)	$315,817

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands, except per share amounts)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$1,325,898	$1,015,282	$—	$—	$2,341,180
Cost of sales	(1,015,717)	(823,349)	—	—	(1,839,066)

Gross margin	310,181	191,933	—	—	502,114

Selling, general and administrative expenses	(110,515)	(117,316)	—	—	(227,831)
Income from unconsolidated joint ventures	12,145	41,755	—	—	53,900
Equity income of subsidiaries	81,406	—	—	(81,406)	—
Other income (expense)	(3,193)	1,758	2	—	(1,433)

Homebuilding pretax income	290,024	118,130	2	(81,406)	326,750

Financial Services:
Revenues	—	—	13,724	—	13,724
Expenses	—	—	(8,926)	—	(8,926)
Income from unconsolidated joint ventures	—	3,169	—	—	3,169
Other income (expense)	(184)	386	179	—	381

Financial services pretax income	(184)	3,555	4,977	—	8,348

Income before taxes	289,840	121,685	4,979	(81,406)	335,098
Provision for income taxes	(85,461)	(43,404)	(1,854)	—	(130,719)

Net Income	$204,379	$78,281	$3,125	$(81,406)	$204,379

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
ASSETS
Homebuilding:
Cash and equivalents	$16,911	$1,907	$6	$—	$18,824
Trade and other receivables	799,089	(726,534)	2,431	—	74,986
Inventories:
Owned	1,458,498	1,470,352	—	—	2,928,850
Not Owned	357,609	232,706	—	—	590,315
Investments in and advances to unconsolidated joint ventures	184,600	101,160	—	—	285,760
Investments in subsidiaries	868,355	—	—	(868,355)	—
Deferred income taxes	58,240	—	—	441	58,681
Goodwill and other intangibles, net	3,108	117,288	—	—	120,396
Other assets	44,893	15,133	26	—	60,052

	3,791,303	1,212,012	2,463	(867,914)	4,137,864

Financial Services:
Cash and equivalents	—	—	9,799	—	9,799
Mortgage loans held for sale	—	—	129,835	—	129,835
Other assets	—	—	3,785	(441)	3,344

	—	—	143,419	(441)	142,978

Total Assets	$3,791,303	$1,212,012	$145,882	$(868,355)	$4,280,842

LIABILITIES AND STOCKHOLDER’S EQUITY
Homebuilding:
Accounts payable	$65,830	$49,252	$—	$—	$115,082
Accrued liabilities	266,348	77,205	28	1,713	345,294
Liabilities from inventories not owned	10,764	37,973	—	—	48,737
Revolving credit facility	183,100	—	—	—	183,100
Trust deed and other notes payable	46,315	50,716	—	—	97,031
Senior notes payable	1,099,153	—	—	—	1,099,153
Senior subordinated notes payable	149,124	—	—	—	149,124

	1,820,634	215,146	28	1,713	2,037,521

Financial Services:
Accounts payable and other liabilities	—	—	3,959	(1,713)	2,246
Mortgage credit facilities	—	—	123,426	—	123,426

	—	—	127,385	(1,713)	125,672

Total Liabilities	1,820,634	215,146	127,413	—	2,163,193

Minority Interests	231,510	146,980	—	—	378,490

Stockholders Equity:
Total Stockholder’s Equity	1,739,159	849,886	18,469	(868,355)	1,739,159

Total Liabilities and Stockholder’s Equity	$3,791,303	$1,212,012	$145,882	$(868,355)	$4,280,842

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
ASSETS
Homebuilding:
Cash and equivalents	$140,796	$898	$3	$—	$141,697
Trade and other receivables	380,605	(355,615)	2,059	—	27,049
Inventories:
Owned	1,122,509	989,359	—	—	2,111,868
Not Owned	139,341	128,687	—	—	268,028
Investments in and advances to unconsolidated joint ventures	158,947	46,482	—	—	205,429
Investments in subsidiaries	671,599	—	—	(671,599)	—
Deferred income taxes	37,800	—	—	181	37,981
Goodwill and other intangibles, net	2,691	83,158	—	—	85,849
Other assets	21,690	12,075	92	—	33,857

	2,675,978	905,044	2,154	(671,418)	2,911,758

Financial Services:
Cash and equivalents	—	—	9,107	—	9,107
Mortgage loans held for sale	—	—	88,570	—	88,570
Other assets	—	—	3,979	(181)	3,798

	—	—	101,656	(181)	101,475

Total Assets	$2,675,978	$905,044	$103,810	$(671,599)	$3,013,233

LIABILITIES AND STOCKHOLDER’S EQUITY
Homebuilding:
Accounts payable	$54,239	$42,231	$—	$—	$96,470
Accrued liabilities	208,237	74,174	19	3,695	286,125
Liabilities from inventories not owned	170	32,220	—	—	32,390
Revolving credit facility	—	—	—	—	—
Trust deed and other notes payable	3,770	22,570	—	—	26,340
Senior notes payable	874,068	—	—	—	874,068
Senior subordinated notes payable	149,026	—	—	—	149,026

	1,289,510	171,195	19	3,695	1,464,419

Financial Services:
Accounts payable and other liabilities	—	—	5,822	(3,695)	2,127
Mortgage credit facilities	—	—	81,892	—	81,892

	—	—	87,714	(3,695)	84,019

Total Liabilities	1,289,510	171,195	87,733	—	1,548,438

Minority Interests	64,473	78,327	—	—	142,800

Stockholders Equity:
Total Stockholder’s Equity	1,321,995	655,522	16,077	(671,599)	1,321,995

Total Liabilities and Stockholder’s Equity	$2,675,978	$905,044	$103,810	$(671,599)	$3,013,233

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(230,827)	$65,864	$(40,281)	$—	$(205,244)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(115,609)	—	—	—	(115,609)
Investments in and advances to unconsolidated homebuilding joint ventures	(159,538)	(60,089)	—	—	(219,627)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	78,327	12,114	—	—	90,441
Net additions to property and equipment	(9,638)	(2,303)	(558)	—	(12,499)

Net cash provided by (used in) investing activities	(206,458)	(50,278)	(558)	—	(257,294)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	183,100	—	—	—	183,100
Principal payments on trust deed and other notes payable	(33,600)	(14,577)	—	—	(48,177)
Redemption of senior notes payable	(130,938)	—	—	—	(130,938)
Proceeds from the issuance of senior notes payable	346,330	—	—	—	346,330
Net proceeds from mortgage credit facilities	—	—	41,534	—	41,534
Dividends paid	(10,866)	—	—	—	(10,866)
Repurchase of common stock	(52,035)	—	—	—	(52,035)
Proceeds from the exercise of stock options	11,409	—	—	—	11,409

Net cash provided by (used in) financing activities	313,400	(14,577)	41,534	—	340,357

Net increase (decrease) in cash and equivalents	(123,885)	1,009	695	—	(122,181)
Cash and equivalents at beginning of year	140,796	898	9,110	—	150,804

Cash and equivalents at end of year	$16,911	$1,907	$9,805	$—	$28,623

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$99,033	$23,817	$(23,183)	$—	$99,667

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(25,078)	—	—	—	(25,078)
Investments in and advances to unconsolidated homebuilding joint ventures	(139,474)	(21,272)	—	—	(160,746)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	73,774	10,377	—	—	84,151
Net additions to property and equipment	(2,975)	(2,539)	(1,113)	—	(6,627)

Net cash provided by (used in) investing activities	(93,753)	(13,434)	(1,113)	—	(108,300)

Cash Flows From Financing Activities:
Principal payments on trust deed and other notes payable	(18,634)	(13,453)	—	—	(32,087)
Redemption of senior notes payable	(259,045)	—	—	—	(259,045)
Proceeds from the issuance of senior notes payable	297,240	—	—	—	297,240
Net proceeds from mortgage credit facilities	—	—	22,575	—	22,575
Dividends paid	(10,783)	—	—	—	(10,783)
Repurchase of common stock	(38,754)	—	—	—	(38,754)
Proceeds from the exercise of stock options	9,808	—	—	—	9,808

Net cash provided by (used in) financing activities	(20,168)	(13,453)	22,575	—	(11,046)

Net decrease in cash and equivalents	(14,888)	(3,070)	(1,721)	—	(19,679)
Cash and equivalents at beginning of year	155,684	3,968	10,831	—	170,483

Cash and equivalents at end of year	$140,796	$898	$9,110	$—	$150,804

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(82,189)	$40,323	$62,364	$—	$20,498

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(113,224)	—	—	—	(113,224)
Investments in and advances to unconsolidated homebuilding joint ventures	(99,294)	(31,685)	—	—	(130,979)
Investments in subsidiaries	4,001	—	—	(4,001)	—
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	43,663	9,423	—	—	53,086
Net additions to property and equipment	(1,775)	(658)	(273)	—	(2,706)

Net cash provided by (used in) investing activities	(166,629)	(22,920)	(273)	(4,001)	(193,823)

Cash Flows From Financing Activities:
Principal payments on trust deed and other notes payable	(11,069)	(11,507)	—	—	(22,576)
Redemption of senior notes payable	(102,883)	—	—	—	(102,883)
Proceeds from the issuance of senior notes payable	444,669	—	—	—	444,669
Net payments on mortgage credit facilities	—	—	(52,671)	—	(52,671)
Net proceeds from issuance of common stock	50,300	—	—	—	50,300
Dividends paid	(10,394)	—	(4,001)	4,001	(10,394)
Repurchase of common stock	(1,608)	—	—	—	(1,608)
Proceeds from the exercise of stock options	11,320	—	—	—	11,320

Net cash provided by (used in) financing activities	380,335	(11,507)	(56,672)	4,001	316,157

Net increase in cash and equivalents	131,517	5,896	5,419	—	142,832
Cash and equivalents at beginning of year	24,167	(1,928)	5,412	—	27,651

Cash and equivalents at end of year	$155,684	$3,968	$10,831	$—	$170,483

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Standard Pacific Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of Standard Pacific Corp. and subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Standard Pacific Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Standard Pacific Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 22, 2006

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers’ ages, positions and brief accounts of their business experience as of February 17, 2006, are set forth below.

Name	Age	Position
Stephen J. Scarborough	57	Chairman of the Board and Chief Executive Officer
Michael C. Cortney	58	President; Director
Andrew H. Parnes	47	Executive Vice President—Finance and Chief Financial Officer; Director
Clay A. Halvorsen	46	Executive Vice President, General Counsel and Secretary
Jari L. Kartozian	47	Senior Vice President
Scott D. Stowell	48	President, Southern California Region
Kathleen R. Wade	52	President, Southwest Region
Douglas C. Krah	52	President, Northern California Region
Bruce F. Dickson	52	President, Southeast Region

Stephen J. Scarborough has served as Chief Executive Officer since January 2000 and Chairman of the Board since May 2001. Mr. Scarborough has been a Director since 1996 and served as President from October 1996 through May 2001. From January 1996 to October 1996, Mr. Scarborough served as Executive Vice President. Mr. Scarborough joined the Company in 1981 as President of our Orange County, California homebuilding division.

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

Bruce F. Dickson has served as President of our Southeast Region since August 2004 and prior to that served as the President for our Austin division since November 2002. Prior to joining Standard Pacific, Mr. Dickson held various positions in homebuilding and financial services, including a Regional President position with D.R. Horton.

The remaining information required by Items 401, 405 and 406 of Regulation S-K will be set forth in the Company’s 2006 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005 (the “2006 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2006 Proxy Statement is incorporated herein by this reference. All references to the 2006 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee,” “Report of the Audit Committee” and “Company Performance.”

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

The information required by Item 402 of Regulation S-K will be set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2006 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2006 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2006 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2006 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Statements of Income for each of the three years in the period ended December 31, 2005	42
	Consolidated Balance Sheets at December 31, 2005 and 2004	43
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005	44
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	45
	Notes to Consolidated Financial Statements	47

(2)	Financial Statement Schedules:

	Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 83-87 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 83-87 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 23rd day of February 2006.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. SCARBOROUGH (Stephen J. Scarborough)	Chairman of the Board of Directors and Chief Executive Officer	February 23, 2006

/s/ ANDREW H. PARNES (Andrew H. Parnes)	Executive Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 23, 2006

/s/ MICHAEL C. CORTNEY (Michael C. Cortney)	President and Director	February 23, 2006

/s/ JAMES L. DOTI (James L. Doti)	Director	February 23, 2006

/s/ RONALD R. FOELL (Ronald R. Foell)	Director	February 23, 2006

/s/ DOUGLAS C. JACOBS (Douglas C. Jacobs)	Director	February 23, 2006

/s/ LARRY D. MCNABB (Larry D. McNabb)	Director	February 23, 2006

/s/ FRANK E. O’BRYAN (Frank E. O’Bryan)	Director	February 23, 2006

/s/ JEFFREY V. PETERSON (Jeffrey V. Peterson)	Director	February 23, 2006

INDEX TO EXHIBITS

*3.1	Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), filed with the Securities and Exchange Commission on August 16, 1991.

*3.2	Certificate of Correction of Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.3	Form of Certificate of Amendment to Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.4	Form of Certificate of Merger of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 17, 1991.

*3.5	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), as filed with the Securities and Exchange Commission on August 16, 1991.

*4.2	Amended and Restated Rights Agreement, dated as of July 24, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*4.3	Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

*4.4	Fourth Supplemental Indenture relating to the Registrant’s 7 3/4% Senior Notes due 2013, dated as of March 7, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.5	Fifth Supplemental Indenture relating to the Registrant’s 6 7/8% Senior Notes due 2011, dated as of May 12, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

*4.6	Sixth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2008, dated as of September 23, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

*4.7	Seventh Supplemental Indenture relating to the Registrant’s 5 1/8% Senior Notes due 2009, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.8	Eighth Supplemental Indenture relating to the Registrant’s 6 1/4% Senior Notes due 2014, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.9	Ninth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2010, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.10	Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

4.11	Eleventh Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding Senior Notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.

*4.12	Senior Subordinated Debt Securities Indenture dated as of April 10, 2002 by and between the Registrant and Bank One Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*4.13	First Supplemental Indenture relating to the Registrant’s 9 1/4% Senior Subordinated Notes due 2012, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

4.14	Second Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding Senior Subordinated Notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.

*10.1	Revolving Credit Agreement, dated as of August 31, 2005, by and among Standard Pacific Corp., Bank of American, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2005.

*10.2	Industrial Lease between Irvine Technology Partners III and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*10.3	Second Amendment to Lease dated February 22, 2005, by and between Irvine Technology Partners III and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005.

*10.4	Stock Purchase Agreement dated April 6, 2002 between Newmark Homes Corp. and the Registrant, relating to the acquisition of Westbrooke Homes, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.5	Stock Purchase Agreement dated May 13, 2002 between Larry Godwin, Robert Godwin, Colony Communities, Inc. and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.6	Stock Purchase Agreement dated August 9, 2002 between the shareholders of Westfield Homes USA, Inc., WF Acquisition, Inc. and the Registrant, relating to the acquisition of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

*10.7	Amendment No. 1 to Westfield Homes Stock Purchase Agreement Dated June 1, 2004, by and among the Registrant, Westfield Homes USA, Inc., a wholly owned subsidiary of the Registrant, and the former shareholders of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

+*10.8	Standard Pacific Corp. Deferred Compensation Plan, effective February 1, 2002, incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.9	Standard Pacific Corp. 2005 Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.10	Change of Control Agreement, dated December 1, 2000, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

+*10.11	Form of Change of Control Agreement, between the Registrant and each of Michael C. Cortney, Andrew H. Parnes, Clay A. Halvorsen, Jari L. Kartozian, Scott D. Stowell, Kathleen R. Wade, Douglas C. Krah, and Bruce F. Dickson incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

+*10.12	Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

+*10.13	Form of Stock Option Agreement to be used in connection with the Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Exhibit 28.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 3, 1992.

+*10.14	Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.15	Form of Non-Qualified Stock Option Agreement to be used in connection with Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.16	Form of Non-Qualified Director’s Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.17	Form of Incentive Stock Option Agreement to be used in connection with the Registrant’s 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.18	2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2004.

+*10.19	Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

+*10.20	Standard Terms and Conditions for Non-Employee Director Non-Qualified Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

+*10.21	Standard Terms and Conditions for Incentive Stock Options to be used in connection with the Registrant’s 2000 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

+*10.22	Form of Performance Share Award Agreement to be used in connection with the Registrant’s 2000 Stock Incentive Plan, incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

+*10.23	Form of Performance Share Award Agreement to be used in connection with the Registrant’s 2000 Stock Incentive Plan, incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.24	Form of Restricted Share Award Agreement to be used in connection with the Registrant’s 2000 Stock Incentive Plan incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.25	Standard Pacific Corp. 2001 Non-Executive Officer Stock Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

+*10.26	Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

+*10.27	Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.28	Standard Terms and Conditions for Incentive Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.29	Standard Terms and Conditions for Non-Employee Director Non-Qualified Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.30	Form of Performance Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.31	Form of Restricted Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.32	Form of Restricted Share Award Agreement for Non-Employee Directors to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.33	Director Compensation Program, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006.

+*10.34	2006 Executive Officer Compensation, incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006.

+*10.35	Form of Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.