Form 10-Q
period 2006-03-31
STANDARD PACIFIC CORP /DE/
filed 2006-05-08
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at May 4, 2006: 66,389,881

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Homebuilding:
Revenues	$879,020	$836,346
Cost of sales	(619,799)	(619,179)

Gross margin	259,221	217,167

Selling, general and administrative expenses	(114,468)	(92,359)
Income from unconsolidated joint ventures	6,577	4,357
Other income	1,264	1,748

Homebuilding pretax income	152,594	130,913

Financial Services:
Revenues	4,310	3,856
Expenses	(4,373)	(3,766)
Income from unconsolidated joint ventures	667	439
Other income	218	106

Financial services pretax income	822	635

Income before taxes	153,416	131,548
Provision for income taxes	(58,659)	(49,433)

Net Income	$94,757	$82,115

Earnings Per Share:
Basic	$1.42	$1.22
Diluted	$1.38	$1.18
Weighted Average Common Shares Outstanding:
Basic	66,862,133	67,403,470
Diluted	68,770,496	69,654,560
Cash dividends per share	$0.04	$0.04

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$26,103	$18,824
Trade and other receivables	51,255	74,986
Inventories:
Owned	3,374,807	2,928,850
Not owned	488,158	590,315
Investments in and advances to unconsolidated joint ventures	270,375	285,760
Deferred income taxes	52,040	58,681
Goodwill and other intangibles, net	120,577	120,396
Other assets	67,581	60,052

	4,450,896	4,137,864

Financial Services:
Cash and equivalents	10,803	9,799
Mortgage loans held for sale	116,008	129,835
Other assets	3,558	3,344

	130,369	142,978

Total Assets	$4,581,265	$4,280,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$107,594	$115,082
Accrued liabilities	293,153	345,294
Liabilities from inventories not owned	52,527	48,737
Revolving credit facility	590,000	183,100
Trust deed and other notes payable	77,487	97,031
Senior notes payable	1,099,175	1,099,153
Senior subordinated notes payable	149,150	149,124

	2,369,086	2,037,521

Financial Services:
Accounts payable and other liabilities	1,978	2,246
Mortgage credit facilities	111,148	123,426

	113,126	125,672

Total Liabilities	2,482,212	2,163,193

Minority Interests	306,088	378,490
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,218,719 and 67,129,010 shares outstanding, respectively	662	671
Additional paid-in capital	367,390	405,638
Retained earnings	1,424,913	1,332,850

Total Stockholders’ Equity	1,792,965	1,739,159

Total Liabilities and Stockholders’ Equity	$4,581,265	$4,280,842

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$94,757	$82,115
Adjustments to reconcile net income to net cash used inoperating activities:
Income from unconsolidated joint ventures	(7,244)	(4,796)
Cash distributions of income from unconsolidated joint ventures	26,259	1,574
Depreciation and amortization	1,668	1,168
Amortization of stock-based compensation	6,147	2,157
Excess tax benefits from share-based payment arrangements	(2,068)	—
Changes in cash and equivalents due to:
Trade and other receivables	37,558	(11,175)
Inventories–owned	(438,977)	(109,095)
Inventorie–not owned	33,547	(18,162)
Deferred income taxes	6,641	3,464
Other assets	(6,030)	(4,775)
Accounts payable	(7,488)	560
Accrued liabilities	(44,305)	(41,635)

Net cash used in operating activities	(299,535)	(98,600)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(6,368)	(41,233)
Investments in and advances to unconsolidated homebuilding joint ventures	(41,532)	(66,551)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	31,089	14,426
Net additions to property and equipment	(3,351)	(1,843)

Net cash used in investing activities	(20,162)	(95,201)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	406,900	77,200
Principal payments on trust deed and other notes payable	(19,544)	(4,672)
Net payments on mortgage credit facilities	(12,278)	(11,771)
Excess tax benefits from share-based payment arrangements	2,068	—
Dividends paid	(2,694)	(2,698)
Repurchases of common stock	(47,707)	(6,865)
Proceeds from the exercise of stock options	1,235	3,777

Net cash provided by financing activities	327,980	54,971

Net increase (decrease) in cash and equivalents	8,283	(138,830)
Cash and equivalents at beginning of period	28,623	150,804

Cash and equivalents at end of period	$36,906	$11,974

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24,438	$11,473
Income taxes	52,123	58,788
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$—	$2,520
Inventory received as distributions from unconsolidated homebuilding joint ventures	13,248	13,162
Deferred purchase price recorded in connection with acquisitions	330	4,063
Income tax benefit credited in connection with the exercise of stock options	—	4,681
Inventories not owned	68,610	23,083
Liabilities from inventories not owned	3,790	1,254
Minority interests	72,400	21,829

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2006 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended March 31,
	2006			2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$94,757	66,862,133	$1.42	$82,115	67,403,470	$1.22
Effect of dilutive securities:
Stock options	—	1,841,271		—	2,138,836
Nonvested performance share awards	—	31,342		—	111,082
Nonvested restricted stock	—	35,750		—	1,172

Diluted earnings per share	$94,757	68,770,496	$1.38	$82,115	69,654,560	$1.18

3.	Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. Prior to January 1, 2006, we accounted for all stock-based awards granted, modified or settled after December 31, 2002 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Grants made prior to January 1, 2003 were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.

The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the three months ended March 31, 2006 as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the condensed consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing activities in the statements of cash flows. As a result, we classified $2.1 million of excess tax benefits as financing cash inflows in our condensed consolidated statement of cash flows for the three months ended March 31, 2006. In accordance with SFAS 123R, no reclassification was made to our condensed consolidated statements of cash flows for excess tax benefits for the three months ended March 31, 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(Dollars in thousands, except per share amounts)
Net income, as reported	$82,115
Add: Total stock-based employee compensation expense determined under the fair value method included in reported net income, net of related tax effects	1,347
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,386)

Net income, as adjusted	$82,076

Earnings per share:
Basic—as reported	$1.22
Basic—as adjusted	$1.22
Diluted—as reported	$1.18
Diluted—as adjusted (1)	$1.18

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123R to all of our stock-based compensation plans for the three months ended March 31, 2005 was 69,724,856.

a. Stock Options

On February 3, 2006, the Compensation Committee of our Board of Directors granted nine executive officers stock options to purchase 565,000 shares of our common stock at an exercise price of $37.03, which equaled the fair market value of a share of our common stock on the date of grant. These stock options vest in three equal installments, with one-third of the stock options vesting when our stock price equals or exceeds each of $50.00, $55.00 and $60.00 per share for 5 out of 10 consecutive trading days. These stock options have a five year term.

The fair value of these stock options was estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: a dividend yield of 0.43 percent, an expected volatility of 43.57 percent, a risk-free interest rate of 4.5 percent and an expected life of 5.0 years. Based on the above assumptions, the per share fair value of these options was $15.82.

b. Performance Share Awards

Performance share awards can result in the issuance of up to a specified number of shares of our common stock (“Shares”) contingent upon the degree to which we achieve a targeted return on equity during the applicable fiscal year period and the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the vesting dates.

On January 29, 2004, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2004 awards was $23.06 per share. These performance share awards resulted in the issuance of 376,000 Shares on February 1, 2005. As of March 31, 2006, 250,672 of these Shares were vested and outstanding and 125,328 were nonvested and outstanding.

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2005 awards was $36.92 per share. These performance share awards resulted in the issuance of 369,000 Shares on February 16, 2006, of which 123,005 Shares vested upon issuance. As of March 31, 2005, 245,995 nonvested Shares were outstanding relating to these awards.

On February 3, 2006, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The targeted aggregate number of Shares to be issued pursuant to these awards is 200,000 with the maximum number of Shares that may be issued under the awards totaling 290,000. The closing price of our common stock on the grant date of the 2006 awards was $37.03 per share. Estimated compensation expense to be recognized relating to these awards is based on the targeted number of Shares. No Shares have been issued relating to these awards as of March 31, 2006.

Total compensation expense recognized related to performance share awards for the three months ended March 31, 2006 and 2005 was approximately $2.2 million and $0.9 million, respectively.

4.	Variable Interest Entities

We account for variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R (see Note 5 for further discussion).

5.	Inventories

Inventories consisted of the following at:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Inventories owned:
Land and land under development	$2,180,382	$1,801,874
Homes completed and under construction	1,059,192	1,003,679
Model homes	135,233	123,297

Total inventories owned	$3,374,807	$2,928,850

Inventories not owned:
Land purchase and land option deposits	$129,535	$163,083
Variable interest entities, net of deposits	353,880	421,641
Other land option contracts, net of deposits	4,743	5,591

Total inventories not owned	$488,158	$590,315

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

At March 31, 2006 and December 31, 2005, we consolidated 30 and 32 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $27.4 million and $56.0 million as of March 31, 2006 and December 31, 2005, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, were inventories not owned related to these VIEs of approximately $381.3 million and $477.7 million (which includes $27.4 million and $56.0 million in deposits), liabilities from inventories not owned of approximately $47.8 million and $43.2 million, and minority interests of approximately $306.1 million and $378.5 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

6.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures and amortized to costs of sales and income from unconsolidated joint ventures for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of period	$80,988	$58,620
Homebuilding interest incurred and capitalized	31,912	20,426
Homebuilding interest previously capitalized and amortized	(15,975)	(16,387)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of period	$96,925	$62,659

Capitalized interest as a percentage of inventories owned and investments in and advances to unconsolidated joint ventures, end of period	2.7%	2.5%

7.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures are typically entered into with developers, other homebuilders, land sellers and financial partners. The tables set forth below summarize the combined financial information related to our unconsolidated land development and homebuilding joint ventures accounted for under the equity method:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash	$43,330	$58,335
Inventories	1,504,219	1,480,166
Other assets	170,256	128,927

Total assets	$1,717,805	$1,667,428

Liabilities and Equity:
Accounts payable and accrued liabilities	$210,388	$170,808
Construction loans and trust deed notes payable	675,413	658,160
Equity	832,004	838,460

Total liabilities and equity	$1,717,805	$1,667,428

Our share of equity shown above was approximately $263.7 million and $282.3 million at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, we had advances outstanding of approximately $4.6 million and $3.5 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of March 31, 2006 and December 31, 2005, we had approximately $2.1 million and $0 of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Revenues	$88,862	$64,260
Cost of sales and expenses	(58,560)	(45,149)

Net income	$30,302	$19,111

Income from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income of these unconsolidated land development and homebuilding joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

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

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Accrued warranty, beginning of the period	$29,903	$23,560
Warranty costs accrued and other adjustments during the period	3,799	5,254
Warranty costs paid during the period	(3,901)	(3,491)

Accrued warranty, end of the period	$29,801	$25,323

9.	Revolving Credit Facility

On March 31, 2006, we exercised the accordion feature under our revolving credit facility increasing the commitment under the revolving credit facility from $925 million to $1.1 billion. As of March 31, 2006, we had $590.0 million in borrowings outstanding and had issued $80.1 million in letters of credit under the revolving credit facility, leaving in excess of $400 million in availability under the revolving credit facility at such date.

10.	Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. As of March 31, 2006, we had cash deposits and letters of credit outstanding of approximately $105.5 million on land purchase contracts having a total remaining purchase price of $1,308.0 million. Approximately $258.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will effectively forfeit should we not exercise the option. As of March 31, 2006, we had cash deposits and letters of credit outstanding of approximately $58.7 million on option contracts having a total remaining purchase price of approximately $868.4 million. Approximately $83.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At March 31, 2006, our unconsolidated joint ventures had borrowings outstanding of approximately $675.4 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets and equity that totaled $832.0 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of March 31, 2006, approximately $437.9 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of March 31, 2006, there were approximately $168.0 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $67.6 million at March 31, 2006 and carried a weighted average interest rate of approximately 6.4 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of March 31, 2006, Family Lending had approximately $143.7 million of closed mortgage loans held for sale and mortgage loans in process that were originated on a non-presold basis, of which approximately $132.4 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of March 31, 2006, Family Lending held approximately $17.8 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

11.	Recent Accounting Pronouncements

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of share-based payments. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SAB 107 in connection with our adoption of SFAS 123R. The adoption of SAB 107 did not have a material impact on our financial condition or results of operations.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity and, as a result, consolidation of the entity may be required. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and was effective for our fiscal year beginning January 1, 2006 for all other entities. The initial adoption of EITF 04-5 for new entities formed after June 29, 2005, and the adoption for new entities formed prior to June 29, 2006 did not have a material impact on our financial position. Since we recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-5 did not impact our consolidated net income.

12.	Supplemental Guarantor Information

On February 22, 2006, our wholly owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other immaterial subsidiaries (collectively, “Non-Guarantor Subsidiaries”) guaranteed our outstanding senior notes payable and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Separate financial statements and other disclosures specific to each guarantor subsidiary are not presented separately because management has determined such separate financial statements are not material to investors to evaluate the sufficiency of the guarantee.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2006

(Dollars in thousands, except per share amounts)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$430,999	$448,021	$—	$—	$879,020
Cost of sales	(295,525)	(324,274)	—	—	(619,799)

Gross margin	135,474	123,747	—	—	259,221

Selling, general and administrative expenses	(54,289)	(60,179)	—	—	(114,468)
Income from unconsolidated joint ventures	4,290	2,287	—	—	6,577
Equity income of subsidiaries	44,888	—	—	(44,888)	—
Other income	705	559	—	—	1,264

Homebuilding pretax income	131,068	66,414	—	(44,888)	152,594

Financial Services:
Revenues	—	—	4,310	—	4,310
Expenses	—	—	(4,373)	—	(4,373)
Income from unconsolidated joint ventures	—	667	—	—	667
Other income (expense)	(173)	218	173	—	218

Financial services pretax income	(173)	885	110	—	822

Income before taxes	130,895	67,299	110	(44,888)	153,416
Provision for income taxes	(36,138)	(22,533)	12	—	(58,659)

Net Income	$94,757	$44,766	$122	$(44,888)	$94,757

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in thousands, except per share amounts)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$445,502	$390,844	$—	$—	$836,346
Cost of sales	(316,541)	(302,638)	—	—	(619,179)

Gross margin	128,961	88,206	—	—	217,167

Selling, general and administrative expenses	(45,437)	(46,922)	—	—	(92,359)
Income from unconsolidated joint ventures	1,899	2,458	—	—	4,357
Equity income of subsidiaries	33,520	—	—	(33,520)	—
Other income	351	1,397	—	—	1,748

Homebuilding pretax income	119,294	45,139	—	(33,520)	130,913

Financial Services:
Revenues	—	—	3,856	—	3,856
Expenses	—	—	(3,766)	—	(3,766)
Income from unconsolidated joint ventures	—	439	—	—	439
Other income (expense)	(63)	106	63	—	106

Financial services pretax income	(63)	545	153	—	635

Income before taxes	119,231	45,684	153	(33,520)	131,548
Provision for income taxes	(37,116)	(12,294)	(23)	—	(49,433)

Net Income	$82,115	$33,390	$130	$(33,520)	$82,115

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
ASSETS
Homebuilding:
Cash and equivalents	$25,074	$1,023	$6	$—	$26,103
Trade and other receivables	897,975	(840,589)	(6,131)	—	51,255
Inventories:
Owned	1,743,467	1,622,597	8,743	—	3,374,807
Not owned	308,302	179,856	—	—	488,158
Investments in and advances to unconsolidated joint ventures	173,060	97,315	—	—	270,375
Investments in subsidiaries	912,303	—	—	(912,303)	—
Deferred income taxes	51,653	—	—	387	52,040
Goodwill and other intangibles, net	3,083	117,494	—	—	120,577
Other assets	49,347	18,208	26	—	67,581

	4,164,264	1,195,904	2,644	(911,916)	4,450,896

Financial Services:
Cash and equivalents	—	—	10,803	—	10,803
Mortgage loans held for sale	—	—	116,008	—	116,008
Other assets	—	—	3,945	(387)	3,558

	—	—	130,756	(387)	130,369

Total Assets	$4,164,264	$1,195,904	$133,400	$(912,303)	$4,581,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$55,459	$52,127	$8	$—	$107,594
Accrued liabilities	221,320	70,158	28	1,647	293,153
Liabilities from inventories not owned	8,514	44,013	—	—	52,527
Revolving credit facility	590,000	—	—	—	590,000
Trust deed and other notes payable	46,315	31,172	—	—	77,487
Senior notes payable	1,099,175	—	—	—	1,099,175
Senior subordinated notes payable	149,150	—	—	—	149,150

	2,169,933	197,470	36	1,647	2,369,086

Financial Services:
Accounts payable and other liabilities	—	—	3,625	(1,647)	1,978
Mortgage credit facilities	—	—	111,148	—	111,148

	—	—	114,773	(1,647)	113,126

Total Liabilities	2,169,933	197,470	114,809	—	2,482,212

Minority Interests	201,366	104,722	—	—	306,088
Stockholders’ Equity:
Total Stockholders’ Equity	1,792,965	893,712	18,591	(912,303)	1,792,965

Total Liabilities and Stockholders’ Equity	$4,164,264	$1,195,904	$133,400	$(912,303)	$4,581,265

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
ASSETS
Homebuilding:
Cash and equivalents	$16,911	$1,907	$6	$—	$18,824
Trade and other receivables	799,089	(726,534)	2,431	—	74,986
Inventories:
Owned	1,458,498	1,470,352	—	—	2,928,850
Not owned	357,609	232,706	—	—	590,315
Investments in and advances to unconsolidated joint ventures	184,600	101,160	—	—	285,760
Investments in subsidiaries	868,355	—	—	(868,355)	—
Deferred income taxes	58,240	—	—	441	58,681
Goodwill and other intangibles, net	3,108	117,288	—	—	120,396
Other assets	44,893	15,133	26	—	60,052

	3,791,303	1,212,012	2,463	(867,914)	4,137,864

Financial Services:
Cash and equivalents	—	—	9,799	—	9,799
Mortgage loans held for sale	—	—	129,835	—	129,835
Other assets	—	—	3,785	(441)	3,344

	—	—	143,419	(441)	142,978

Total Assets	$3,791,303	$1,212,012	$145,882	$(868,355)	$4,280,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$65,830	$49,252	$—	$—	$115,082
Accrued liabilities	266,348	77,205	28	1,713	345,294
Liabilities from inventories not owned	10,764	37,973	—	—	48,737
Revolving credit facility	183,100	—	—	—	183,100
Trust deed and other notes payable	46,315	50,716	—	—	97,031
Senior notes payable	1,099,153	—	—	—	1,099,153
Senior subordinated notes payable	149,124	—	—	—	149,124

	1,820,634	215,146	28	1,713	2,037,521

Financial Services:
Accounts payable and other liabilities	—	—	3,959	(1,713)	2,246
Mortgage credit facilities	—	—	123,426	—	123,426

	—	—	127,385	(1,713)	125,672

Total Liabilities	1,820,634	215,146	127,413	—	2,163,193

Minority Interests	231,510	146,980	—	—	378,490
Stockholders’ Equity:
Total Stockholders’ Equity	1,739,159	849,886	18,469	(868,355)	1,739,159

Total Liabilities and Stockholders’ Equity	$3,791,303	$1,212,012	$145,882	$(868,355)	$4,280,842

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(339,935)	$26,929	$13,471	$—	$(299,535)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(6,368)	—	—	—	(6,368)
Investments in and advances to unconsolidated homebuilding joint ventures	(34,825)	(6,707)	—	—	(41,532)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	30,689	400	—	—	31,089
Net additions to property and equipment	(1,200)	(1,962)	(189)	—	(3,351)

Net cash provided by (used in) investing activities	(11,704)	(8,269)	(189)	—	(20,162)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	406,900	—	—	—	406,900
Principal payments on trust deed and other notes payable	—	(19,544)	—	—	(19,544)
Net payments on mortgage credit facilities	—	—	(12,278)	—	(12,278)
Excess tax benefits from share-based payment arrangements	2,068	—	—	—	2,068
Dividends paid	(2,694)	—	—	—	(2,694)
Repurchases of common stock	(47,707)	—	—	—	(47,707)
Proceeds from the exercise of stock options	1,235	—	—	—	1,235

Net cash provided by (used in) financing activities	359,802	(19,544)	(12,278)	—	327,980

Net increase (decrease) in cash and equivalents	8,163	(884)	1,004	—	8,283
Cash and equivalents at beginning of period	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of period	$25,074	$1,023	$10,809	$—	$36,906

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(122,617)	$17,574	$6,443	$—	$(98,600)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(41,233)	—	—	—	(41,233)
Investments in and advances to unconsolidated homebuilding joint ventures	(43,803)	(22,748)	—	—	(66,551)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	3,613	10,813	—	—	14,426
Net additions to property and equipment	(1,137)	(537)	(169)	—	(1,843)

Net cash provided by (used in) investing activities	(82,560)	(12,472)	(169)	—	(95,201)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	77,200	—	—	—	77,200
Principal payments on trust deed and other notes payable	—	(4,672)	—	—	(4,672)
Net payments on mortgage credit facilities	—	—	(11,771)	—	(11,771)
Dividends paid	(2,698)	—	—	—	(2,698)
Repurchases of common stock	(6,865)	—	—	—	(6,865)
Proceeds from the exercise of stock options	3,777	—	—	—	3,777

Net cash provided by (used in) financing activities	71,414	(4,672)	(11,771)	—	54,971

Net increase (decrease) in cash and equivalents	(133,763)	430	(5,497)	—	(138,830)
Cash and equivalents at beginning of period	140,796	898	9,110	—	150,804

Cash and equivalents at end of period	$7,033	$1,328	$3,613	$—	$11,974

13.	Subsequent Event

On May 5, 2006, we entered into a $100 million Senior Term Loan A and a $250 million Senior Term Loan B (collectively, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The Term Loans bear interest at LIBOR based pricing. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings but at a minimum are paid quarterly. The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility. As of May 5, 2006, after using the proceeds from the Term Loans to repay a portion of the outstanding balance of our revolving credit facility, we had $416.0 million in borrowings outstanding and had issued $80.2 million in letters of credit under the revolving credit facility.

On May 5, 2006, we amended our revolving credit facility with our bank group to, among other things, increase the accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended March 31,
	2006	2005	Percent Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$879,020	$836,346	5%
Cost of sales	(619,799)	(619,179)	0%

Gross margin	259,221	217,167	19%

Gross margin percentage	29.5%	26.0%

Selling, general and administrative expenses	(114,468)	(92,359)	24%
Income from unconsolidated joint ventures	6,577	4,357	51%
Other income	1,264	1,748	(28)%

Homebuilding pretax income	152,594	130,913	17%

Financial Services:
Revenues	4,310	3,856	12%
Expenses	(4,373)	(3,766)	16%
Income from unconsolidated joint ventures	667	439	52%
Other income	218	106	106%

Financial services pretax income	822	635	29%

Income before taxes	153,416	131,548	17%
Provision for income taxes	(58,659)	(49,433)	19%

Net Income	$94,757	$82,115	15%

Earnings Per Share:
Basic	$1.42	$1.22	16%
Diluted	$1.38	$1.18	17%
Net cash provided by (used in) operating activities	$(299,535)	$(98,600)

Net cash provided by (used in) investing activities	$(20,162)	$(95,201)

Net cash provided by (used in) financing activities	$327,980	$54,971

Adjusted Homebuilding EBITDA(1)	$195,965	$145,533

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) material noncash impairment charges, if any, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income from unconsolidated joint ventures and (g) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

(1)	continued

The tables set forth below reconcile net cash used in operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net cash used in operating activities	$(299,535)	$(98,600)
Add:
Income taxes	58,659	49,433
Expensing of previously capitalized interest included in cost of sales	15,803	14,117
Excess tax benefits from share-based payment arrangements	2,068	—
Less:
Income (loss) from financial services subsidiary	(63)	90
Depreciation and amortization from financial services subsidiary	147	145
Net changes in operating assets and liabilities:
Trade and other receivables	(37,558)	11,175
Inventories-owned	438,977	109,095
Inventories-not owned	(33,547)	18,162
Deferred income taxes	(6,641)	(3,464)
Other assets	6,030	4,775
Accounts payable	7,488	(560)
Accrued liabilities	44,305	41,635

Adjusted Homebuilding EBITDA	$195,965	$145,533

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income	$94,757	$82,115
Add:
Cash distributions of income from unconsolidated joint ventures	26,259	1,574
Income taxes	58,659	49,433
Expensing of previously capitalized interest included in cost of sales	15,803	14,117
Homebuilding depreciation and amortization	1,521	1,023
Amortization of stock-based compensation	6,147	2,157
Less:
Income from unconsolidated joint ventures	7,244	4,796
Income (loss) from financial services subsidiary	(63)	90

Adjusted Homebuilding EBITDA	$195,965	$145,533

Selected Operating Data

	Three Months Ended March 31,
	2006	2005
New homes delivered:
Southern California	451	330
Northern California	168	361

Total California	619	691

Florida	717	818
Arizona	359	442
Carolinas	236	168
Texas	432	136
Colorado	110	106

Consolidated total	2,473	2,361

Unconsolidated joint ventures(1):
Southern California	27	10
Northern California	6	35
Arizona	6	1

Total unconsolidated joint ventures	39	46

Total (including joint ventures)(1)	2,512	2,407

Average selling prices of homes delivered:
California (excluding joint ventures)	$696,000	$708,000
Florida	$264,000	$206,000
Arizona (excluding joint venture)	$268,000	$195,000
Carolinas	$178,000	$157,000
Texas	$190,000	$227,000
Colorado	$314,000	$301,000
Consolidated (excluding joint ventures)	$354,000	$353,000
Unconsolidated joint ventures(1)	$815,000	$659,000
Total (including joint ventures)(1)	$361,000	$359,000
Net new orders:
Southern California	497	508
Northern California	114	278

Total California	611	786

Florida	451	750
Arizona	488	516
Carolinas	235	259
Texas	579	280
Colorado	156	152

Consolidated total	2,520	2,743

Unconsolidated joint ventures(1):
Southern California	5	39
Northern California	17	41
Arizona	—	2
Illinois	11	—

Total unconsolidated joint ventures	33	82

Total (including joint ventures)(1)	2,553	2,825

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, total orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended March 31,
	2006	2005
Average number of selling communities during the period:
Southern California	32	25
Northern California	13	16

Total California	45	41

Florida	46	53
Arizona	28	14
Carolinas	17	19
Texas	39	25
Colorado	12	12

Consolidated total	187	164

Unconsolidated joint ventures(1):
Southern California	1	1
Northern California	5	3
Arizona	—	1
Illinois	1	—

Total unconsolidated joint ventures	7	5

Total (including joint ventures)(1)	194	169

	At March 31,
	2006	2005
Backlog (in homes):
Southern California	1,084	879
Northern California	244	656

Total California	1,328	1,535

Florida	2,010	2,735
Arizona	1,547	1,530
Carolinas	206	256
Texas	976	414
Colorado	256	257

Consolidated total	6,323	6,727

Unconsolidated joint ventures(1):
Southern California	75	54
Northern California	54	125
Arizona	25	4
Illinois	43	—

Total unconsolidated joint ventures	197	183

Total (including joint ventures)(1)	6,520	6,910

Backlog (estimated dollar value in thousands):
Southern California	$801,664	$579,906
Northern California	179,432	455,427

Total California	981,096	1,035,333

Florida	571,452	654,814
Arizona	504,728	320,567
Carolinas	38,818	39,042
Texas	193,445	90,588
Colorado	81,522	91,906

Consolidated Total	2,371,061	2,232,250

Unconsolidated joint ventures(1):
Southern California	42,821	45,728
Northern California	38,351	85,880
Arizona	7,526	1,141
Illinois	18,705	—

Total unconsolidated joint ventures	107,403	132,749

Total (including joint ventures)(1)	$2,478,464	$2,364,999

Selected Operating Data – (continued)

	At March 31,
	2006	2005
Building sites owned or controlled:
Southern California	15,243	13,618
Northern California	8,630	5,662

Total California	23,873	19,280

Florida	15,313	14,084
Arizona	12,003	10,477
Carolinas	5,269	4,075
Texas	10,835	3,111
Colorado	1,523	1,839
Nevada	3,019	—
Illinois	220	—

Total (including joint ventures)	72,055	52,866

Total building sites owned	38,912	26,910
Total building sites optioned or subject to contract	21,368	16,494
Total joint venture lots	11,775	9,462

Total (including joint ventures)	72,055	52,866

Completed and unsold homes:
Consolidated	378	173
Joint ventures	—	5

Total (including joint ventures)	378	178

Homes under construction:
Consolidated	6,618	5,737
Joint ventures	552	158

Total (including joint ventures)	7,170	5,895

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Business combinations and goodwill;

•	Variable interest entities;

•	Limited partnerships and limited liability companies;

•	Unconsolidated homebuilding and land development joint ventures;

•	Cost of sales;

•	Inventories;

•	Warranty accruals; and

•	Insurance and litigation accruals.

For a more detailed description of these critical accounting policies, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Three Month Period Ended March 31, 2006 Compared to Three Month Period Ended March 31, 2005

Overview

Net income for the 2006 first quarter increased 15 percent to $94.8 million, or $1.38 per diluted share, compared to $82.1 million, or $1.18 per diluted share, for the year earlier period. The increase in net income was driven primarily by a 17 percent increase in homebuilding pretax income to $152.6 million, which was partially offset by a 60 basis point increase in our effective tax rate.

The significant increase in homebuilding pretax income reflected the impact on our business of a number of positive economic factors and demographic trends combined with the positive results from our growth initiatives in our existing markets and expansion into new geographic markets over the past seven years. Historically low mortgage interest rates and a wide variety of available mortgage products combined with steady or improving employment levels in most of our larger markets helped drive demand for new housing through the latter half of 2005. Demand for new homes was also supported by a number of positive demographic factors such as the aging baby boomers who are in their peak earnings and housing consumption years, increasing inflows of immigrants into the United States, and the entrance of the echo boom generation into the work force and household formation years. At the same time, we have experienced growing constraints on the availability of buildable land in many of our markets, which also contributed to increased home prices. It should be noted, however, that we have seen demand for new homes slow down in most of our markets, particularly our largest markets in California, Florida and Arizona, since the latter half of 2005 resulting in a decline in new home order activity.

For the twelve-month period ended March 31, 2006, our return on average stockholders’ equity was 28.1 percent, which represented a 100 basis point reduction over the prior year rate, albeit still a very healthy rate of return. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including our return on average stockholders’ equity, in both its strategic decision making and day to day management of operations.

Results of operations for the three months ended March 31, 2006 include the results of our Bakersfield, California operations acquired during the first quarter of 2005 and our San Antonio, Texas operations, which we commenced as a start-up in March 2005 and supplemented through the acquisition of a local homebuilder in the third quarter of 2005.

Our updated outlook for 2006 reflects our operating results and new order activity to date combined with our backlog at March 31, 2006. We are targeting 12,300 new home deliveries, excluding 475 joint venture deliveries, and homebuilding revenues of approximately $4.8 billion for 2006.

Homebuilding

Homebuilding pretax income for the 2006 first quarter increased 17 percent to $152.6 million from $130.9 million in the year earlier period. The increase in pretax income was driven by a 5 percent increase in homebuilding revenues and a 350 basis point improvement in our homebuilding gross margin percentage. These positive factors were partially offset by a 200 basis point increase in our selling, general and administrative (“SG&A”) rate, primarily reflecting our growing operations outside of California and the moderating market conditions in many of our markets.

Homebuilding revenues for the 2006 first quarter increased 5 percent to $879.0 million from $836.3 million in the year earlier period. The increase in revenues was primarily attributable to a 5 percent increase in new home deliveries (exclusive of joint ventures), combined with a slight increase in our consolidated average home price to $354,000.

The 5 percent increase in new home deliveries companywide was influenced by the following regional operations. During the 2006 first quarter, we delivered 619 new homes in California (exclusive of joint ventures), a 10 percent decrease from the 2005 first quarter. Deliveries increased 37 percent in Southern California to 451 new homes (excluding 27 joint venture deliveries) reflecting the rebound in order activity last year. Deliveries were down 53 percent in Northern California to 168 new homes (excluding 6 joint venture deliveries) and primarily reflects the decrease in new home orders we began to experience in the first half of 2005 resulting in part from a decrease in the number of active selling communities during that period, particularly in the San Francisco Bay area. In Florida, we delivered 717 new homes in the first quarter of 2006, representing a 12 percent year-over-year decline. The lower Florida delivery total was due to a modest decrease in new orders in the state last year combined with delivery delays as a result of tight labor and material conditions. We delivered 359 homes (excluding 6 joint venture deliveries) during the 2006 first quarter in Arizona, a 19 percent decrease from the 2005 first quarter. The decrease in new home deliveries was due to a modest decline in new orders in the state last year as a result of our decision to intentionally allocate sales during most of 2005 due to lengthening construction cycle times. In the Carolinas, deliveries were up 40 percent to 236 new homes driven primarily by order growth from new community openings and improving market conditions. New home deliveries were up 218 percent in Texas to 432 new homes, driven by new community growth and improving market conditions in Dallas and Austin, combined with the delivery of 204 homes from our new San Antonio division. Deliveries were up 4 percent in Colorado to 110 new homes for the quarter.

During the 2006 first quarter, our average home price increased slightly to $354,000. Although our consolidated average home price remained essentially unchanged from the year earlier period, the regional average home prices changed as follows. Our average home price in California was $696,000 for the first quarter of 2006, a 2 percent decrease from the year earlier period. The slightly lower average home price was primarily due to a greater mix of deliveries from our Southern California divisions, which include the more affordable markets of the Inland Empire, Ventura and Bakersfield. Our average price in Florida was up 28 percent from the year ago period to $264,000 and primarily reflects the impact of general price increases throughout the state combined with a shift in product mix. Our average price in Arizona was up 37 percent to $268,000, primarily reflecting the strong level of price increases experienced in Phoenix during 2004 and much of 2005. Our average price was up 13 percent in the Carolinas and primarily reflected a change in delivery mix. Our average price in Texas was down 16 percent, reflecting a strategic shift in our product mix to more affordable homes in the state and the addition of San Antonio in September 2005. The average home price in our new San Antonio division was $146,000.

Our 2006 first quarter homebuilding gross margin percentage was up 350 basis points year-over-year to 29.5 percent. The increase in the year-over-year gross margin percentage was driven primarily by a slightly higher margin in California and meaningfully higher margins in Florida and Arizona. Margins in the Carolinas, Texas and Colorado continue to improve but are still below our company-wide average. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets during much of 2005 as a result of healthy housing demand combined with a constrained supply of buildable land. The higher year-over-year margins in Florida and Arizona reflected strong demand for new homes during 2004 and most of 2005.

Consistent with our expectations, SG&A (including corporate G&A) for the 2006 first quarter increased 200 basis points to 13.0 percent of homebuilding revenues, compared to 11.0 percent for the 2005 first quarter. The higher level of SG&A expenses as a percentage of homebuilding revenues was due to (1) the shifting geographic mix of our deliveries, where our non-California operations generally incur higher levels of SG&A expenses as a percentage of revenues, (2) an increase in equity-based compensation, including the cost of expensing stock options and other share-based awards, (3) overhead incurred in connection with our start-up operations in San Antonio, Bakersfield, the Central Valley of California and Las Vegas, and (4) increased levels of sales and marketing expenses, including outside sales commissions and advertising, as a result of the generally moderating level of new housing demand.

Income from unconsolidated joint ventures was up $2.2 million for the 2006 first quarter to $6.6 million. For the quarter, $4.2 million of joint venture income was generated from new home deliveries while $2.4 million was generated from land sales to other builders. Deliveries from our unconsolidated homebuilding joint ventures totaled 39 new homes in the 2006 first quarter versus 46 last year.

New orders companywide for the first quarter of 2006 totaled 2,520 homes (excluding 33 from unconsolidated joint ventures), an 8 percent decrease from the 2005 first quarter. The dollar value of our 2006 first quarter orders was essentially flat compared to the year earlier period. The overall decline in unit orders resulted from the slowing of demand in many of our markets from the unsustainable pace of the past few years combined with the delay in a number of new community openings during the quarter due to weather and processing-related delays.

Excluding joint ventures, new home orders were off slightly year over year in Southern California on a 28 percent higher average community count. The lower level of sales activity in Southern California was due to: (1) a softening in buyer demand, most notably in San Diego and Orange County, (2) reduced product availability in our Los Angeles division, and (3) an increase in our cancellation rate to more normalized levels. However, new orders were up year over year, in the Inland Empire, our largest and most affordable division in the region, and in Ventura County. In Northern California, new home orders were down 59 percent on a 19 percent lower average community count. The year-over-year decrease in new home orders during the 2006 first quarter reflected a slowdown in order activity that began in the latter half of 2005 from the robust pace experienced in 2004 and the first half of 2005, combined with a reduction in the number of active selling communities. The decrease in community count is particularly pronounced in our South Bay division where we experienced rapid sellouts in 2004 and 2005 and where a number of our new projects are targeted for 2006. While there was a noticeable slowing of demand in Sacramento in the second half of 2005, orders from our new Sacramento projects during the quarter were generally good.

New home orders were down 40 percent in Florida on a 13 percent lower community count. A number of factors contributed to the year-over-year decrease in Florida order activity: (1) a softening in buyer demand, most notably in South Florida and Southwest Florida, (2) reduced product availability in our Orlando and Jacksonville divisions, (3) continued intentional slowing of orders in certain circumstances in Tampa to better align production and sales, and (4) a modest increase in our cancellation rate.

In Arizona, new home orders were down 5 percent on a 100 percent higher average community count. The Phoenix market has clearly moderated from the unsustainable pace of the last few years. However, we believe that absorption levels for new homes are returning to a more normal level accompanied by a generally normal level of cancellations.

Orders were down 9 percent in the Carolinas on an 11 percent lower community count, and up 107 percent in Texas on a 56 percent higher average community count. The Texas total for the 2006 first quarter includes 251 new home orders from 17 communities generated from our new San Antonio division. In Colorado, orders were up 3 percent on a flat community count. Housing market conditions in our Carolina and Texas markets are improving compared to the year earlier period, while housing market conditions in Colorado still remain challenging. In addition, we generated 11 orders during the 2006 first quarter from our new homebuilding joint venture in Chicago.

Our cancellation rate (excluding joint ventures) for the 2006 first quarter was 24 percent, up from the year earlier rate of 17 percent, but down slightly from the 2005 fourth quarter. Our cancellation rate was generally higher year over year in California, Florida and Arizona, ranging from approximately 20 percent in Arizona to 30 percent in California.

The 2006 first quarter backlog of 6,323 presold homes (excluding 197 joint venture homes) was valued at $2.4 billion (excluding $107 million of joint venture backlog), an increase of 6 percent from the March 31, 2005 backlog value.

We ended the quarter with 195 active selling communities (excluding 7 joint venture communities), a 17 percent increase over the year earlier period. We are projecting to open approximately 140 to 145 new communities during 2006 compared to 92 last year with the openings weighted more toward the second half of the year. As a result, we are targeting 215 active communities by mid year and 245 by the end of 2006.

Financial Services

In the 2006 first quarter, we generated a pretax loss of $63,000 versus a modest profit in the same period last year from our financial services subsidiary, which currently offers mortgage-banking services to our homebuyers in California, Arizona, Texas, Colorado and South Florida. The slight loss was primarily driven by lower margins on loans sold.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was up 52 percent to $667,000. The higher level of income was primarily due to an increase in the combined number of new home deliveries in these markets.

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

During the three months ended March 31, 2006, our homebuilding debt increased by approximately $387.4 million. These funds, in addition to cash flow from operations and cash balances available at the beginning of the period, were used to finance our $313.0 million increase in homebuilding assets as well as fund $47.7 million in stock repurchases and $2.7 million in dividends during the quarter. The increased investment in our homebuilding operations was made to support our growth initiatives, which consist of increasing delivery volume in our established divisions as well as expansion into new geographic markets. We expect to further increase our net investment in homebuilding assets in 2006 as we continue to pursue our growth initiatives. However, we are constantly evaluating our capital investment plan so we may be able to respond to changes in market conditions as necessary.

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

In August 2005, we amended our unsecured revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $925 million (which was increased pursuant to an accordion feature to $1.1 billion in March 2006), extend the maturity date to August 2009 and revise certain financial and other covenants. On May 5, 2006, we amended our revolving credit facility to, among other things, increase the accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. Certain of our wholly owned subsidiaries guarantee our obligations under the facility.

The revolving credit facility contains financial covenants, including the following:

•	a covenant that, as of March 31, 2006, requires us to maintain not less than $1,309.0 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of the carrying value of unsold land (land that has not yet undergone vertical construction and has not been sold to a homebuyer or other third party) to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The revolving credit facility also limits, among other items, our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the revolving credit facility and from other sources. At March 31, 2006, we had $590.0 million of borrowings outstanding and had issued approximately $80.1 million of letters of credit under the revolving credit facility. As of and for the three months ended March 31, 2006, we were in compliance with the covenants of this revolving credit facility. The increase in the balance since December 31, 2005 was primarily due to the timing of land purchases and seasonal working capital needs. Our ability to renew and extend the term of this revolving credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $170 million. During certain periods, one of the mortgage credit facilities provides for additional borrowing capacity ranging from $30 million to $90 million, which is not included in the total aggregate commitment amount above. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants and have current maturity dates ranging from June 24, 2006 to April 30, 2007. It is our intention to renew or replace these facilities. At March 31, 2006, we had approximately $111.1 million advanced under these mortgage credit facilities.

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

On May 5, 2006, we entered into a $100 million Senior Term Loan A and a $250 million Senior Term Loan B (collectively, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The Term Loans bear interest at LIBOR based pricing. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings but at a minimum are paid quarterly. The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

As of May 5, 2006, after using the proceeds from the Term Loans to repay a portion of the outstanding balance of our revolving credit facility, we had $416.0 million in borrowings outstanding and had issued $80.2 million in letters of credit under the revolving credit facility.

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At March 31, 2006, we had approximately $77.5 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a direct repayment obligation.

We paid approximately $2.7 million, or $0.04 per common share, in dividends to our stockholders during the three months ended March 31, 2006. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility and public note indentures impose restrictions on the amount of dividends we may be able to pay. On April 25, 2006, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend will be paid on May 25, 2006 to stockholders of record on May 11, 2006.

During the three months ended March 31, 2006, we issued 252,629 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $1.2 million.

From January 1, 2006 through May 4, 2006, we repurchased 1,417,925 shares of common stock for approximately $47.7 million. We currently have $57.4 million available for future repurchases under our existing $100 million Board of Directors authorized stock repurchase plan.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. At March 31, 2006, we had cash deposits and letters of credit outstanding of approximately $105.5 million on land purchase contracts having a total remaining purchase price of approximately $1,308.0 million. Approximately $258.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will effectively forfeit should we not exercise the option. At March 31, 2006, we had cash deposits and letters of credit outstanding of approximately $58.7 million on option contracts having a total remaining purchase price of approximately $868.4 million. Approximately $83.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At March 31, 2006, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $675.4 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets and equity that totaled $832.0 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At March 31, 2006, approximately $437.9 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At March 31, 2006, our joint ventures had approximately $168.0 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. Prior to January 1, 2006, we accounted for all stock-based awards granted, modified or settled after December 31, 2002 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Grants made prior to January 1, 2003 were accounted for under APB 25. The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the three months ended March 31, 2006, as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. As a result, we classified $2.1 million of excess tax benefits as financing cash inflows in our condensed consolidated statement of cash flows for the three months ended March 31, 2006. In accordance with SFAS 123R, no reclassification was made to our condensed consolidated statements of cash flows for excess tax benefits for the three months ended March 31, 2005.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of share-based payments. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SAB 107 in connection with our adoption of SFAS 123R. The adoption of SAB 107 did not have a material impact on our financial condition or results of operations.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity and, as a result, consolidation of the entity may be required. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and was effective for our fiscal year beginning January 1, 2006 for all other entities. The initial adoption of EITF 04-5 for new entities formed after June 29, 2005, and the adoption for new entities formed prior to June 29, 2006 did not have a material impact on our financial position. Since we recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-5 did not impact our consolidated net income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2006. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, Westfield Home Mortgage and Home First Funding. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal. As of March 31, 2006, Family Lending held approximately $17.8 million in closed mortgage loans that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of March 31, 2006, Family Lending had approximately $143.7 million of closed mortgage loans held for sale and loans in process that were originated on a non-presold basis, of which approximately $132.4 million were hedged by forward sale commitments of mortgage-backed securities.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	the impact of demographic trends and supply constraints on the demand for and supply of housing;

•	a slowdown in demand and a decline in new home orders;

•	our focus on generating strong financial returns;

•	our outlook and expected deliveries and revenues;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	expected new community openings and active communities;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources and ability to access additional capital;

•	growth initiatives and our intent to increase our net investment in homebuilding assets;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	our intent to renew or replace our mortgage credit facilities;

•	expected common stock dividends;

•	our exposure to loss with respect to optioned property and the extent of our liability for VIE obligations;

•	our exposure to market risks, including fluctuations in interest rates;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants;

•	our disclosure and internal controls; and

•	the impact of recent accounting pronouncements.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•	local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the supply of homes available for sale in the new and resale markets;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	our significant amount of debt and the impact of restrictive covenants in our credit agreements and public notes;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage banking operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other risks discussed in our filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we repurchased the following shares under our stock repurchase program (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
January 1, 2006 to January 31, 2006	70,000	$36.93	70,000	$53,640
February 1, 2006 to February 28, 2006	613,825	34.98	542,400	81,027
March 1, 2006 to March 31, 2006	734,100	32.22	734,100	57,377

Total	1,417,925	$33.65	1,346,500

(1)	In October 2005, our Board of Directors authorized a $100 million stock repurchase plan (the “October 2005 Plan”), which replaced our previously authorized stock repurchase plan. On February 1, 2006, our Board of Directors authorized a new $100 million stock repurchase plan (the “February 2006 Plan”), which replaced the October 2005 Plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

During the quarter ended March 31, 2006, we repurchased an aggregate of 70,000 shares of common stock under the October 2005 Plan for approximately $2.6 million and 1,276,500 shares of common stock under the February 2006 Plan for approximately $42.6 million. From April 1, 2006 through May 4, 2006, no shares were repurchased.

(2)	Total number of shares purchased in February 2006 included 71,425 shares of our common stock delivered to us to satisfy tax withholding obligations that arose upon the vesting of performance share awards and restricted stock.

Except as set forth above, we have not repurchased any of our equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Twelfth Supplemental Indenture, dated as of May 5, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.

10.1	Amendment to Revolving Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein.

10.2	Term Loan A Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein.

10.3	Term Loan B Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: May 5, 2006	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 5, 2006	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President - Finance and Chief Financial Officer