Form 10-Q
period 2006-06-30
STANDARD PACIFIC CORP /DE/
filed 2006-08-04
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at August 2, 2006: 64,566,752

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Homebuilding:
Revenues	$1,003,879	$952,333	$1,882,899	$1,788,679
Cost of sales	(731,230)	(690,376)	(1,351,029)	(1,309,555)

Gross margin	272,649	261,957	531,870	479,124

Selling, general and administrative expenses	(123,907)	(104,776)	(238,375)	(197,135)
Income from unconsolidated joint ventures	19,167	13,143	25,744	17,500
Other income (expense)	(13,766)	2,057	(12,502)	3,805

Homebuilding pretax income	154,143	172,381	306,737	303,294

Financial Services:
Revenues	5,926	4,738	10,236	8,594
Expenses	(5,182)	(3,451)	(9,555)	(7,217)
Income from unconsolidated joint ventures	374	502	1,041	941
Other income	433	206	651	312

Financial services pretax income	1,551	1,995	2,373	2,630

Income before taxes	155,694	174,376	309,110	305,924
Provision for income taxes	(59,199)	(66,775)	(117,858)	(116,208)

Net Income	$96,495	$107,601	$191,252	$189,716

Earnings Per Share:
Basic	$1.48	$1.59	$2.90	$2.81
Diluted	$1.44	$1.54	$2.82	$2.72
Weighted Average Common Shares Outstanding:
Basic	65,266,483	67,573,982	66,046,723	67,488,662
Diluted	67,006,759	69,828,262	67,911,393	69,737,038
Cash dividends per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$9,772	$18,824
Trade and other receivables	48,752	74,986
Inventories:
Owned	3,578,224	2,928,850
Not owned	386,569	590,315
Investments in and advances to unconsolidated joint ventures	322,752	285,760
Deferred income taxes	59,232	58,681
Goodwill and other intangibles, net	121,199	120,396
Other assets	69,781	60,052

	4,596,281	4,137,864

Financial Services:
Cash and equivalents	5,974	9,799
Mortgage loans held for sale	92,844	129,835
Other assets	6,504	3,344

	105,322	142,978

Total Assets	$4,701,603	$4,280,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$102,531	$115,082
Accrued liabilities	286,765	345,294
Liabilities from inventories not owned	120,470	48,737
Revolving credit facility	424,800	183,100
Trust deed and other notes payable	76,893	97,031
Senior notes payable	1,449,198	1,099,153
Senior subordinated notes payable	149,177	149,124

	2,609,834	2,037,521

Financial Services:
Accounts payable and other liabilities	2,741	2,246
Mortgage credit facilities	84,594	123,426

	87,335	125,672

Total Liabilities	2,697,169	2,163,193

Minority Interests	169,648	378,490
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,313,589 and 67,129,010 shares outstanding, respectively	643	671
Additional paid-in capital	314,990	405,638
Retained earnings	1,518,770	1,332,850
Accumulated other comprehensive income	383	—

Total Stockholders’ Equity	1,834,786	1,739,159

Total Liabilities and Stockholders’ Equity	$4,701,603	$4,280,842

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$191,252	$189,716
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated joint ventures	(26,785)	(18,441)
Cash distributions of income from unconsolidated joint ventures	51,271	13,435
Depreciation and amortization	3,466	2,404
Amortization of stock-based compensation	9,810	5,134
Excess tax benefits from share-based payment arrangements	(2,426)	—
Deferred income taxes	(551)	432
Changes in cash and equivalents due to:
Trade and other receivables	63,225	(59,959)
Inventories - owned	(645,200)	(307,060)
Inventories - not owned	66,640	(1,971)
Other assets	(9,049)	(18,976)
Accounts payable	(12,551)	10,101
Accrued liabilities	(49,753)	(25,375)

Net cash used in operating activities	(360,651)	(210,560)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,068)	(41,233)
Investments in and advances to unconsolidated homebuilding joint ventures	(130,860)	(114,538)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	66,143	66,474
Net additions to property and equipment	(6,694)	(4,439)

Net cash used in investing activities	(78,479)	(93,736)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	241,700	150,000
Principal payments on trust deed and other notes payable	(20,902)	(8,793)
Proceeds from term loans	350,000	—
Net proceeds from (payments on) mortgage credit facilities	(38,832)	30,109
Excess tax benefits from share-based payment arrangements	2,531	—
Dividends paid	(5,332)	(5,411)
Repurchases of common stock	(104,705)	(6,865)
Proceeds from the exercise of stock options	1,793	5,152

Net cash provided by financing activities	426,253	164,192

Net decrease in cash and equivalents	(12,877)	(140,104)
Cash and equivalents at beginning of period	28,623	150,804

Cash and equivalents at end of period	$15,746	$10,700

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$66,106	$40,158
Income taxes	144,110	140,797
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$764	$46,400
Inventory received as distributions from unconsolidated homebuilding joint ventures	13,326	49,582
Deferred purchase price recorded in connection with acquisitions	1,105	8,619
Excess tax benefits from share-based payment arrangements	—	5,517
Inventories not owned	137,106	15,230
Liabilities from inventories not owned	71,733	9,573
Minority interests	208,839	5,657

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2006 and the results of operations and cash flows for the periods presented.

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

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance shares awards, nonvested restricted stock and deferred stock units, using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Three Months Ended June 30,
	2006			2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$96,495	65,266,483	$1.48	$107,601	67,573,982	$1.59
Effect of dilutive securities:
Stock options	—	1,585,989		—	2,167,984
Nonvested performance share awards	—	45,962		—	83,106
Nonvested restricted stock	—	1,822		—	3,190
Deferred stock units	—	106,503		—	—

Diluted earnings per share	$96,495	67,006,759	$1.44	$107,601	69,828,262	$1.54

	Six Months Ended June 30,
	2006			2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$191,252	66,046,723	$2.90	$189,716	67,488,662	$2.81
Effect of dilutive securities:
Stock options	—	1,716,238		—	2,152,590
Nonvested performance share awards	—	37,910		—	93,432
Nonvested restricted stock	—	4,019		—	2,354
Deferred stock units	—	106,503		—	—

Diluted earnings per share	$191,252	67,911,393	$2.82	$189,716	69,737,038	$2.72

3.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$96,495	$107,601	$191,252	$189,716
Unrealized gain on interest rate swaps, net of related income tax effects	383	—	383	—

Comprehensive income	$96,878	$107,601	$191,635	$189,716

4.	Stock-Based Compensation

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

The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the three months or six months ended June 30, 2006 as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the condensed consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing activities in the statements of cash flows. As a result, we classified $2.5 million of excess tax benefits as financing cash inflows in our condensed consolidated statement of cash flows for the six months ended June 30, 2006. In accordance with SFAS 123R, no reclassification was made to our condensed consolidated statements of cash flows for excess tax benefits for the six months ended June 30, 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$107,601	$189,716
Add: Total share-based compensation expense determined under the fair value method included in reported net income, net of related tax effects	1,837	3,184
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,127)	(3,515)

Net income, as adjusted	$107,311	$189,385

Earnings per share:
Basic—as reported	$1.59	$2.81
Basic—as adjusted	$1.59	$2.81
Diluted—as reported	$1.54	$2.72
Diluted—as adjusted (1)	$1.54	$2.71

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123R to all of our stock-based compensation plans for the three and six months ended June 30, 2005 were 69,895,952 and 69,806,660, respectively.

a. Stock Options

On February 3, 2006, the Compensation Committee of our Board of Directors granted nine executive officers stock options to purchase 565,000 shares of our common stock at an exercise price of $37.03, which equaled the fair market value of a share of our common stock on the date of grant. These stock options vest in three equal installments with one-third of the stock options vesting if our stock price equals or exceeds each of $50.00, $55.00 and $60.00 per share for 5 out of any 10 consecutive trading days. These stock options have a five year term.

The fair value of these stock options was estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: a dividend yield of 0.43 percent, an expected volatility of 43.57 percent, a risk-free interest rate of 4.5 percent and an expected life of 5.0 years. Based on the above assumptions, the per share fair value of these options was $15.82. Estimated compensation expense to be recognized relating to these options is based on the fair value described above and a quarterly analysis of the likelihood of the options vesting and the estimated vesting period based on the probability that our stock price will meet or exceed the above referenced market prices.

b. Performance Share Awards

Performance share awards can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a targeted return on equity during the applicable fiscal year period and the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the vesting dates. Estimated compensation expense relating to each performance share award grant is recognized over the vesting period.

On January 29, 2004, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2004 awards was $23.06 per share. These performance share awards resulted in the issuance of 376,000 Shares on February 1, 2005. As of June 30, 2006, 250,672 of these Shares were vested and outstanding and 125,328 were nonvested and outstanding.

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2005 awards was $36.92 per share. These performance share awards resulted in the issuance of 369,000 Shares on February 16, 2006, of which 123,005 Shares vested upon issuance. As of June 30, 2006, 245,995 nonvested Shares were outstanding relating to these awards.

On February 3, 2006, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The targeted aggregate number of Shares to be issued pursuant to these awards is 200,000 with the maximum number of Shares that may be issued under the awards totaling 290,000. The closing price of our common stock on the grant date of the 2006 awards was $37.03 per share. Estimated compensation expense to be recognized relating to these awards is based on the closing price of our common stock on the date of grant and a quarterly analysis of the estimated number of Shares expected to be issued. No Shares have been issued relating to these awards as of June 30, 2006.

Total compensation expense recognized related to performance share awards for the three months ended June 30, 2006 and 2005 was approximately $2.5 million and $1.7 million, respectively, and for the six months ended June 30, 2006 and 2005 was approximately $4.6 million and $2.6 million, respectively.

5.	Variable Interest Entities

We account for variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R (see Note 6 for further discussion).

6.	Inventories

Inventories consisted of the following at:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Inventories owned:
Land and land under development	$2,128,054	$1,801,874
Homes completed and under construction	1,300,603	1,003,679
Model homes	149,567	123,297

Total inventories owned	$3,578,224	$2,928,850

Inventories not owned:
Land purchase and land option deposits	$96,442	$163,083
Variable interest entities, net of deposits	218,102	421,641
Other land option contracts, net of deposits	72,025	5,591

Total inventories not owned	$386,569	$590,315

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

At June 30, 2006 and December 31, 2005, we consolidated 26 and 32 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $21.7 million and $56.0 million as of June 30, 2006 and December 31, 2005, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at June 30, 2006 and December 31, 2005, were inventories not owned related to these VIEs of approximately $239.8 million and $477.7 million (which includes $21.7 million and $56.0 million in deposits), liabilities from inventories not owned of approximately $48.4 million and $43.2 million, and minority interests of approximately $169.7 million and $378.5 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

During the three months ended June 30, 2006, we incurred a $4.9 million pretax impairment charge, primarily for projects in Northern California, which is included in cost of sales in the accompanying condensed consolidated statements of income. In addition, we incurred a pretax charge of $16.3 million related to write-offs of deposits and capitalized pre-acquisition costs for abandoned and uncertain projects, which is included in other income (expense) in the accompanying condensed consolidated statements of income.

7.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures and amortized to costs of sales and income from unconsolidated joint ventures for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of period	$96,925	$62,659	$80,988	$58,620
Homebuilding interest incurred and capitalized	37,689	22,680	69,601	43,106
Homebuilding interest previously capitalized and amortized	(18,692)	(17,060)	(34,667)	(33,447)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of period	$115,922	$68,279	$115,922	$68,279

Capitalized interest as a percentage of inventories owned and investments in and advances to unconsolidated joint ventures, end of period			3.0%	2.5%

8.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

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

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash	$64,356	$58,335
Inventories	2,211,677	1,480,166
Other assets	60,777	128,927

Total assets	$2,336,810	$1,667,428

Liabilities and Equity:
Accounts payable and accrued liabilities	$164,123	$170,808
Construction loans and trust deed notes payable	1,250,090	658,160
Equity	922,597	838,460

Total liabilities and equity	$2,336,810	$1,667,428

Our share of equity shown above was approximately $313.8 million and $282.3 million at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, we had advances outstanding of approximately $3.8 million and $3.5 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of June 30, 2006 and December 31, 2005, we had approximately $5.2 million and $0 of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues	$126,679	$145,503	$215,541	$209,763
Cost of sales and expenses	(67,253)	(93,720)	(125,813)	(138,869)

Net income	$59,426	$51,783	$89,728	$70,894

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

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Accrued warranty, beginning of the period	$29,903	$23,560
Warranty costs accrued and other adjustments during the period	8,634	9,889
Warranty costs paid during the period	(8,621)	(8,293)

Accrued warranty, end of the period	$29,916	$25,156

10.	Revolving Credit Facility

On March 31, 2006, we exercised the accordion feature under our revolving credit facility increasing the commitment under the revolving credit facility from $925 million to $1.1 billion. On May 5, 2006, we amended our revolving credit facility with our bank group to, among other things, increase the accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. As of June 30, 2006, we had $424.8 million in borrowings outstanding and had issued $73.4 million in letters of credit under the revolving credit facility, leaving approximately $601.8 million in availability under the revolving credit facility at such date.

11.	Term Loans

On May 5, 2006, we entered into a $100 million Senior Term Loan A (“Term Loan A”) and a $250 million Senior Term Loan B (“Term Loan B” and collectively with Term Loan A, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The Term Loans bear interest at LIBOR based pricing. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings but at a minimum are paid quarterly. In May 2006, we entered into interest rate swap agreements that effectively convert the variable interest rates on our Term Loan A and Term Loan B to fixed interest rates of 6.58 percent and 7.03 percent, respectively (see Note 12 for further discussion). The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

12.	Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of income or recorded in other comprehensive income (loss) and recognized in the consolidated statement of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedged accounting treatment.

Our policy is to designate at a derivative’s inception the specific assets, liabilities or future commitments being hedged and monitor the derivative to determine if the derivative remains an effective hedge. The effectiveness of a derivative as a hedge is based on the high correlation between changes in the derivative’s value and changes in the value of the underlying hedged item. We recognize gains or losses for amounts received or paid when the underlying transaction settles. We do not enter into or hold derivatives for trading or speculative purposes.

In May 2006, we entered into interest rate swap agreements that effectively convert the variable interest rates on our Term Loan A and Term Loan B to fixed interest rates of 6.58 percent and 7.03 percent, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in other assets in our condensed consolidated balance sheets at June 30, 2006. The related gain is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income. We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive income will be reclassified into future earnings unless the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest.

As of June 30, 2006, we have recorded a cumulative after-tax other comprehensive income of $383,000 relating to the swap agreements. The estimated fair value of the swap agreements at June 30, 2006, based on current market rates, approximated $383,000, net of taxes of $236,000, and are included in other assets.

13.	Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write off should we not purchase the land. As of June 30, 2006, we had cash deposits and letters of credit outstanding of approximately $67.3 million on land purchase contracts having a total remaining purchase price of approximately $764.5 million. Approximately $108.8 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will have to write off should we not exercise the option. As of June 30, 2006, we had cash deposits and letters of credit outstanding of approximately $63.9 million on option contracts having a total remaining purchase price of approximately $846.5 million. Approximately $97.7 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At June 30, 2006, our unconsolidated joint ventures had borrowings outstanding of approximately $1,250.1 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets and equity that totaled $922.6 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of June 30, 2006, approximately $552.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of June 30, 2006, there were approximately $163.0 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $62.3 million at June 30, 2006 and carried a weighted average interest rate of approximately 7.0 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of June 30, 2006 or are expected to be Family Lending had approximately $139.3 million of closed mortgage loans held for sale and mortgage loans in process that were or are expected to be originated on a non-presold basis, of which approximately $121.7 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of June 30, 2006, Family Lending held approximately $16.8 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

14.	Recent Accounting Pronouncements

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity and, as a result, consolidation of the entity may be required. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and was effective for our fiscal year beginning January 1, 2006 for all other entities. The initial adoption of EITF 04-5 for new entities formed after June 29, 2005, and the adoption for new entities formed prior to June 29, 2005 did not have a material impact on our financial position. Since we recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-5 did not impact our consolidated net income.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is “more likely than not” (defined as a likelihood of more than 50 percent), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings, if any. We are currently evaluating the impact of adopting FIN 48 on our financial condition and results of operations.

15.	Supplemental Guarantor Information

On February 22, 2006, our wholly owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other immaterial subsidiaries (collectively, “Non-Guarantor Subsidiaries”) guaranteed our outstanding senior indebtedness and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Separate financial statements and other disclosures specific to each guarantor subsidiary are not presented separately because management has determined such separate financial statements are not material to investors to evaluate the sufficiency of the guarantee.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$511,578	$492,301	$—	$—	$1,003,879
Cost of sales	(373,178)	(358,052)	—	—	(731,230)

Gross margin	138,400	134,249	—	—	272,649

Selling, general and administrative expenses	(59,439)	(64,468)	—	—	(123,907)
Income from unconsolidated joint ventures	5,123	14,044	—	—	19,167
Equity income of subsidiaries	58,419	—	—	(58,419)	—
Other income (expense)	(15,491)	1,725	—	—	(13,766)

Homebuilding pretax income	127,012	85,550	—	(58,419)	154,143

Financial Services:
Revenues	—	—	5,926	—	5,926
Expenses	—	—	(5,182)	—	(5,182)
Income from unconsolidated joint ventures	—	374	—	—	374
Other income (expense)	(361)	433	361	—	433

Financial services pretax income	(361)	807	1,105	—	1,551

Income before taxes	126,651	86,357	1,105	(58,419)	155,694
Provision for income taxes	(30,156)	(28,741)	(302)	—	(59,199)

Net Income	$96,495	$57,616	$803	$(58,419)	$96,495

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$495,376	$456,957	$—	$—	$952,333
Cost of sales	(341,416)	(348,960)	—	—	(690,376)

Gross margin	153,960	107,997	—	—	261,957

Selling, general and administrative expenses	(51,437)	(53,339)	—	—	(104,776)
Income from unconsolidated joint ventures	11,154	1,989	—	—	13,143
Equity income of subsidiaries	40,981	—	—	(40,981)	—
Other income	829	1,228	—	—	2,057

Homebuilding pretax income	155,487	57,875	—	(40,981)	172,381

Financial Services:
Revenues	—	—	4,738	—	4,738
Expenses	—	—	(3,451)	—	(3,451)
Income from unconsolidated joint ventures	—	502	—	—	502
Other income (expense)	(125)	206	125	—	206

Financial services pretax income	(125)	708	1,412	—	1,995

Income before taxes	155,362	58,583	1,412	(40,981)	174,376
Provision for income taxes	(47,761)	(18,525)	(489)	—	(66,775)

Net Income	$107,601	$40,058	$923	$(40,981)	$107,601

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$942,577	$940,322	$—	$—	$1,882,899
Cost of sales	(668,703)	(682,326)	—	—	(1,351,029)

Gross margin	273,874	257,996	—	—	531,870

Selling, general and administrative expenses	(113,728)	(124,647)	—	—	(238,375)
Income from unconsolidated joint ventures	9,413	16,331	—	—	25,744
Equity income of subsidiaries	103,307	—	—	(103,307)	—
Other income (expense)	(14,786)	2,284	—	—	(12,502)

Homebuilding pretax income	258,080	151,964	—	(103,307)	306,737

Financial Services:
Revenues	—	—	10,236	—	10,236
Expenses	—	—	(9,555)	—	(9,555)
Income from unconsolidated joint ventures	—	1,041	—	—	1,041
Other income (expense)	(534)	651	534	—	651

Financial services pretax income	(534)	1,692	1,215	—	2,373

Income before taxes	257,546	153,656	1,215	(103,307)	309,110
Provision for income taxes	(66,294)	(51,274)	(290)	—	(117,858)

Net Income	$191,252	$102,382	$925	$(103,307)	$191,252

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$940,878	$847,801	$—	$—	$1,788,679
Cost of sales	(657,957)	(651,598)	—	—	(1,309,555)

Gross margin	282,921	196,203	—	—	479,124

Selling, general and administrative expenses	(96,874)	(100,261)	—	—	(197,135)
Income from unconsolidated joint ventures	13,053	4,447	—	—	17,500
Equity income of subsidiaries	74,501	—	—	(74,501)	—
Other income	1,180	2,625	—	—	3,805

Homebuilding pretax income	274,781	103,014	—	(74,501)	303,294

Financial Services:
Revenues	—	—	8,594	—	8,594
Expenses	—	—	(7,217)	—	(7,217)
Income from unconsolidated joint ventures	—	941	—	—	941
Other income (expense)	(188)	312	188	—	312

Financial services pretax income	(188)	1,253	1,565	—	2,630

Income before taxes	274,593	104,267	1,565	(74,501)	305,924
Provision for income taxes	(84,877)	(30,819)	(512)	—	(116,208)

Net Income	$189,716	$73,448	$1,053	$(74,501)	$189,716

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
ASSETS
Homebuilding:
Cash and equivalents	$7,815	$1,951	$6	$—	$9,772
Trade and other receivables	1,025,219	31,862	111	(1,008,440)	48,752
Inventories:
Owned	1,799,836	1,748,083	30,305	—	3,578,224
Not owned	116,034	270,535	—	—	386,569
Investments in and advances to unconsolidated joint ventures	201,559	121,193	—	—	322,752
Investments in subsidiaries	971,672	—	—	(971,672)	—
Deferred income taxes	58,823	—	—	409	59,232
Goodwill and other intangibles, net	3,058	118,141	—	—	121,199
Other assets	49,943	19,812	26	—	69,781

	4,233,959	2,311,577	30,448	(1,979,703)	4,596,281

Financial Services:
Cash and equivalents	—	—	5,974	—	5,974
Mortgage loans held for sale	—	—	92,844	—	92,844
Other assets	—	—	6,913	(409)	6,504

	—	—	105,731	(409)	105,322

Total Assets	$4,233,959	$2,311,577	$136,179	$(1,980,112)	$4,701,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$57,279	$45,247	$5	$—	$102,531
Accrued liabilities	213,763	1,051,997	27,474	(1,006,469)	286,765
Liabilities from inventories not owned	1,700	118,770	—	—	120,470
Revolving credit facility	424,800	—	—	—	424,800
Trust deed and other notes payable	45,915	30,978	—	—	76,893
Senior notes payable	1,449,198	—	—	—	1,449,198
Senior subordinated notes payable	149,177	—	—	—	149,177

	2,341,832	1,246,992	27,479	(1,006,469)	2,609,834

Financial Services:
Accounts payable and other liabilities	—	—	4,712	(1,971)	2,741
Mortgage credit facilities	—	—	84,594	—	84,594

	—	—	89,306	(1,971)	87,335

Total Liabilities	2,341,832	1,246,992	116,785	(1,008,440)	2,697,169

Minority Interests	57,341	112,307	—	—	169,648
Stockholders’ Equity:
Total Stockholders’ Equity	1,834,786	952,278	19,394	(971,672)	1,834,786

Total Liabilities and Stockholders’ Equity	$4,233,959	$2,311,577	$136,179	$(1,980,112)	$4,701,603

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
ASSETS
Homebuilding:
Cash and equivalents	$16,911	$1,907	$6	$—	$18,824
Trade and other receivables	799,089	38,199	2,431	(764,733)	74,986
Inventories:
Owned	1,458,498	1,470,352	—	—	2,928,850
Not owned	357,609	232,706	—	—	590,315
Investments in and advances to unconsolidated joint ventures	184,600	101,160	—	—	285,760
Investments in subsidiaries	868,355	—	—	(868,355)	—
Deferred income taxes	58,240	—	—	441	58,681
Goodwill and other intangibles, net	3,108	117,288	—	—	120,396
Other assets	44,893	15,133	26	—	60,052

	3,791,303	1,976,745	2,463	(1,632,647)	4,137,864

Financial Services:
Cash and equivalents	—	—	9,799	—	9,799
Mortgage loans held for sale	—	—	129,835	—	129,835
Other assets	—	—	3,785	(441)	3,344

	—	—	143,419	(441)	142,978

Total Assets	$3,791,303	$1,976,745	$145,882	$(1,633,088)	$4,280,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$65,830	$49,252	$—	$—	$115,082
Accrued liabilities	266,348	841,938	28	(763,020)	345,294
Liabilities from inventories not owned	10,764	37,973	—	—	48,737
Revolving credit facility	183,100	—	—	—	183,100
Trust deed and other notes payable	46,315	50,716	—	—	97,031
Senior notes payable	1,099,153	—	—	—	1,099,153
Senior subordinated notes payable	149,124	—	—	—	149,124

	1,820,634	979,879	28	(763,020)	2,037,521

Financial Services:
Accounts payable and other liabilities	—	—	3,959	(1,713)	2,246
Mortgage credit facilities	—	—	123,426	—	123,426

	—	—	127,385	(1,713)	125,672

Total Liabilities	1,820,634	979,879	127,413	(764,733)	2,163,193

Minority Interests	231,510	146,980	—	—	378,490
Stockholders’ Equity:
Total Stockholders’ Equity	1,739,159	849,886	18,469	(868,355)	1,739,159

Total Liabilities and Stockholders’ Equity	$3,791,303	$1,976,745	$145,882	$(1,633,088)	$4,280,842

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(449,259)	$53,302	$35,306	$—	$(360,651)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,068)	—	—	—	(7,068)
Investments in and advances to unconsolidated homebuilding joint ventures	(100,979)	(29,881)	—	—	(130,860)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	65,593	550	—	—	66,143
Net additions to property and equipment	(2,970)	(3,425)	(299)	—	(6,694)

Net cash provided by (used in) investing activities	(45,424)	(32,756)	(299)	—	(78,479)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	241,700	—	—	—	241,700
Principal payments on trust deed and other notes payable	(400)	(20,502)	—	—	(20,902)
Proceeds from senior notes	350,000	—	—	—	350,000
Net payments on mortgage credit facilities	—	—	(38,832)	—	(38,832)
Excess tax benefits from share-based payment arrangements	2,531	—	—	—	2,531
Dividends paid	(5,332)	—	—	—	(5,332)
Repurchases of common stock	(104,705)	—	—	—	(104,705)
Proceeds from the exercise of stock options	1,793	—	—	—	1,793

Net cash provided by (used in) financing activities	485,587	(20,502)	(38,832)	—	426,253

Net increase (decrease) in cash and equivalents	(9,096)	44	(3,825)	—	(12,877)
Cash and equivalents at beginning of period	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of period	$7,815	$1,951	$5,980	$—	$15,746

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(203,559)	$28,319	$(35,320)	$—	$(210,560)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(41,233)	—	—	—	(41,233)
Investments in and advances to unconsolidated homebuilding joint ventures	(85,960)	(28,578)	—	—	(114,538)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	55,168	11,306	—	—	66,474
Net additions to property and equipment	(2,799)	(1,303)	(337)	—	(4,439)

Net cash provided by (used in) investing activities	(74,824)	(18,575)	(337)	—	(93,736)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	150,000	—	—	—	150,000
Principal payments on trust deed and other notes payable	—	(8,793)	—	—	(8,793)
Net payments on mortgage credit facilities	—	—	30,109	—	30,109
Dividends paid	(5,411)	—	—	—	(5,411)
Repurchases of common stock	(6,865)	—	—	—	(6,865)
Proceeds from the exercise of stock options	5,152	—	—	—	5,152

Net cash provided by (used in) financing activities	142,876	(8,793)	30,109	—	164,192

Net increase (decrease) in cash and equivalents	(135,507)	951	(5,548)	—	(140,104)
Cash and equivalents at beginning of period	140,796	898	9,110	—	150,804

Cash and equivalents at end of period	$5,289	$1,849	$3,562	$—	$10,700

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$1,003,879	$952,333	5%	$1,882,899	$1,788,679	5%
Cost of sales	(731,230)	(690,376)	6%	(1,351,029)	(1,309,555)	3%

Gross margin	272,649	261,957	4%	531,870	479,124	11%

Gross margin percentage	27.2%	27.5%		28.2%	26.8%

Selling, general and administrative expenses	(123,907)	(104,776)	18%	(238,375)	(197,135)	21%
Income from unconsolidated joint ventures	19,167	13,143	46%	25,744	17,500	47%
Other income (loss)	(13,766)	2,057	(769)%	(12,502)	3,805	(429)%

Homebuilding pretax income	154,143	172,381	(11)%	306,737	303,294	1%

Financial Services:
Revenues	5,926	4,738	25%	10,236	8,594	19%
Expenses	(5,182)	(3,451)	50%	(9,555)	(7,217)	32%
Income from unconsolidated joint ventures	374	502	(25)%	1,041	941	11%
Other income	433	206	110%	651	312	109%

Financial services pretax income	1,551	1,995	(22)%	2,373	2,630	(10)%

Income before taxes	155,694	174,376	(11)%	309,110	305,924	1%
Provision for income taxes	(59,199)	(66,775)	(11)%	(117,858)	(116,208)	1%

Net Income	$96,495	$107,601	(10)%	$191,252	$189,716	1%

Earnings Per Share:
Basic	$1.48	$1.59	(7)%	$2.90	$2.81	3%
Diluted	$1.44	$1.54	(6)%	$2.82	$2.72	4%
Net cash provided by (used in) operating activities	$(61,116)	$(111,960)		$(360,651)	$(210,560)

Net cash provided by (used in) investing activities	$(58,317)	$1,465		$(78,479)	$(93,736)

Net cash provided by (used in) financing activities	$98,273	$109,221		$426,253	$164,192

Adjusted Homebuilding EBITDA(1)	$189,714	$190,346		$385,139	$335,879

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) material noncash impairment charges, if any, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income from unconsolidated joint ventures and (g) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

(1)	continued

The tables set forth below reconcile net cash used in operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Net cash used in operating activities	$(61,116)	$(111,960)	$(360,651)	$(210,560)
Add:
Income taxes	59,199	66,775	117,858	116,208
Amortization of previously capitalized interest included in cost of sales	18,571	14,968	34,374	29,085
Excess tax benefits from share-based payment arrangements	358	—	2,426	—
Material noncash impairment charges	4,857	—	4,857	—
Less:
Income from financial services subsidiary	744	1,287	681	1,377
Depreciation and amortization from financial services subsidiary	136	140	283	285
Net changes in operating assets and liabilities:
Trade and other receivables	(25,667)	48,784	(63,225)	59,959
Inventories-owned	206,223	197,965	645,200	307,060
Inventories-not owned	(33,093)	(16,191)	(66,640)	1,971
Deferred income taxes	7,192	3,032	551	(432)
Other assets	3,019	14,201	9,049	18,976
Accounts payable	5,063	(9,541)	12,551	(10,101)
Accrued liabilities	5,448	(16,260)	49,753	25,375

Adjusted Homebuilding EBITDA	$189,714	$190,346	$385,139	$335,879

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Net income	$96,495	$107,601	$191,252	$189,716
Add:
Cash distributions of income from unconsolidated joint ventures	25,012	11,861	51,271	13,435
Income taxes	59,199	66,775	117,858	116,208
Amortization of previously capitalized interest included in cost of sales	18,571	14,968	34,374	29,085
Material noncash impairment charges	4,857	—	4,857	—
Homebuilding depreciation and amortization	1,662	1,096	3,183	2,119
Amortization of stock-based compensation	3,663	2,977	9,810	5,134
Less:
Income from unconsolidated joint ventures	19,541	13,645	26,785	18,441
Income from financial services subsidiary	744	1,287	681	1,377

Adjusted Homebuilding EBITDA	$189,714	$190,346	$385,139	$335,879

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
New homes delivered:
Southern California	526	468	977	798
Northern California	177	298	345	659

Total California	703	766	1,322	1,457

Florida	756	841	1,473	1,659
Arizona	275	532	634	974
Carolinas	219	266	455	434
Texas	574	212	1,006	348
Colorado	150	124	260	230

Consolidated total	2,677	2,741	5,150	5,102

Unconsolidated joint ventures(2):
Southern California	16	30	43	40
Northern California	34	75	40	110
Arizona	5	4	11	5

Total unconsolidated joint ventures	55	109	94	155

Total (including joint ventures)(2)	2,732	2,850	5,244	5,257

Average selling prices of homes delivered:
Southern California	$723,000	$637,000	$697,000	$701,000
Northern California	$747,000	$708,000	$760,000	$666,000
Total California	$729,000	$665,000	$714,000	$685,000
Florida	$271,000	$234,000	$267,000	$220,000
Arizona	$318,000	$211,000	$290,000	$204,000
Carolinas	$186,000	$154,000	$182,000	$155,000
Texas	$192,000	$225,000	$191,000	$226,000
Colorado	$305,000	$330,000	$308,000	$316,000
Consolidated (excluding joint ventures)	$374,000	$346,000	$364,000	$349,000
Unconsolidated joint ventures(2)	$769,000	$729,000	$788,000	$708,000
Total (including joint ventures)(2)	$382,000	$360,000	$372,000	$360,000
Net new orders:
Southern California	319	732	816	1,240
Northern California	117	223	231	501

Total California	436	955	1,047	1,741

Florida	345	1,054	796	1,804
Arizona	183	476	671	992
Carolinas	289	345	524	604
Texas	518	276	1,097	556
Colorado	116	108	272	260

Consolidated total	1,887	3,214	4,407	5,957

Unconsolidated joint ventures(2):
Southern California	57	45	62	84
Northern California	37	35	54	76
Arizona	—	4	—	6
Illinois	4	—	15	—

Total unconsolidated joint ventures	98	84	131	166

Total (including joint ventures)(2)	1,985	3,298	4,538	6,123

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, net new orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

Selected Operating Data – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average number of selling communities during the period:
Southern California	36	27	34	26
Northern California	17	13	15	14

Total California	53	40	49	40

Florida	48	55	47	54
Arizona	28	14	28	14
Carolinas	20	21	19	20
Texas	37	24	38	24
Colorado	13	11	13	12

Consolidated total	199	165	194	164

Unconsolidated joint ventures(2):
Southern California	2	3	2	2
Northern California	5	3	5	3
Arizona	—	1	—	1
Illinois	1	—	1	—

Total unconsolidated joint ventures	8	7	8	6

Total (including joint ventures)(2)	207	172	202	170

	At June 30,
	2006	2005
Backlog (in homes):
Southern California	824	1,143
Northern California	184	581

Total California	1,008	1,724

Florida	1,599	2,948
Arizona	1,455	1,474
Carolinas	276	335
Texas	920	478
Colorado	222	241

Consolidated total	5,480	7,200

Unconsolidated joint ventures(2):
Southern California	116	69
Northern California	57	85
Arizona	20	4
Illinois	47	—

Total unconsolidated joint ventures	240	158

Total (including joint ventures)(2)	5,720	7,358

Backlog (estimated dollar value in thousands):
Southern California	$660,427	$752,795
Northern California	127,628	893,229

Total California	788,055	1,146,024

Florida	470,145	743,259
Arizona	483,398	360,429
Carolinas	56,159	53,277
Texas	194,595	107,257
Colorado	76,076	85,943

Consolidated Total	2,068,428	2,496,189

Unconsolidated joint ventures(2):
Southern California	60,531	53,653
Northern California	41,274	60,518
Arizona	6,021	1,141
Illinois	20,397	—

Total unconsolidated joint ventures	128,223	115,312

Total (including joint ventures)(2)	$2,196,651	$2,611,501

Selected Operating Data – (continued)

	At June 30,
	2006	2005
Building sites owned or controlled:
Southern California	14,022	15,638
Northern California	8,082	5,483

Total California	22,104	21,121

Florida	13,821	11,967
Arizona	12,469	11,976
Carolinas	4,717	4,496
Texas	10,273	4,385
Colorado	1,318	1,812
Nevada	3,019	—
Illinois	220	—

Total (including joint ventures)	67,941	55,757

Total building sites owned	38,650	32,274
Total building sites optioned or subject to contract	14,323	14,208
Total joint venture lots	14,968	9,275

Total (including joint ventures)	67,941	55,757

Completed and unsold homes:
Consolidated	425	151
Joint ventures	—	3

Total (including joint ventures)	425	154

Homes under construction:
Consolidated	6,952	6,488
Joint ventures	735	263

Total (including joint ventures)	7,687	6,751

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

Three and Six Month Periods Ended June 30, 2006 Compared to Three and Six Month Periods Ended June 30, 2005

Overview

Net income for the 2006 second quarter decreased 10 percent to $96.5 million, or $1.44 per diluted share, compared to $107.6 million, or $1.54 per diluted share, for the year earlier period. The decrease in net income was driven primarily by an 11 percent decrease in homebuilding pretax income to $154.1 million and to a lesser extent by a $444,000 decrease in financial services pretax income, which was partially offset by a 30 basis point decrease in our effective tax rate. For the six months ended June 30, 2006, net income increased 1 percent to $191.3 million, or $2.82 per diluted share, compared to $189.7 million, or $2.72 per diluted share, for the year earlier period.

The decrease in homebuilding pretax income and net new orders during the quarter reflected more challenging housing market conditions. The changing market tone that surfaced at the end of 2005 has continued to evolve during the first half of 2006 and is negatively impacting most of our major markets across the country. We are experiencing the effects of growing levels of both new and existing home inventories, a steadily increasing interest rate environment, reduced affordability, and weaker homebuyer confidence. All of these conditions have resulted in lower sales rates and higher levels of cancellations, which have given rise to a greater use of incentives and other forms of discounting.

For the twelve-month period ended June 30, 2006, our return on average stockholders’ equity was 26.0 percent, which represented a 480 basis point reduction over the prior year rate. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including our return on average stockholders’ equity, in both its strategic decision making and day to day management of operations.

Results of operations for the three and six months ended June 30, 2006 include the results of our Bakersfield, California operations acquired during the first quarter of 2005 and our San Antonio, Texas operations, which we commenced as a start-up in March 2005 and supplemented through the acquisition of a local homebuilder in the third quarter of 2005.

Our updated outlook for 2006 reflects our operating results to date combined with our backlog at June 30, 2006, as well as the expected impact of slowing new order activity and increased cancellations. For the year, we are targeting 10,400 new home deliveries, excluding 425 joint venture deliveries, and homebuilding revenues of approximately $4.0 billion.

Homebuilding

Homebuilding pretax income for the 2006 second quarter decreased 11 percent to $154.1 million from $172.4 million in the year earlier period. The lower level of pretax income was driven by a 30 basis point decrease in our homebuilding gross margin percentage, a 130 basis point increase in our selling, general and administrative (“SG&A”) rate and a $15.8 million decrease in other income (expense). These negative factors were partially offset by a 5 percent increase in homebuilding revenues and a $6.0 million increase in joint venture income. Other income (expense) for the three months ended June 30, 2006 included a pretax charge of $16.3 million related to write-offs of deposits and capitalized pre-acquisition costs for abandoned and uncertain projects.

For the six months ended June 30, 2006, homebuilding pretax income increased modestly to $306.7 million compared to $303.3 million in the year earlier period. This increase was primarily the result of a 5 percent increase in homebuilding revenues, a 140 basis point improvement in our homebuilding gross margin percentage and an $8.2 million increase in homebuilding joint venture income. These increases were largely offset by a 170 basis point increase in our SG&A expense rate and the $16.3 million pretax charge to other income (expense) referenced above.

Homebuilding revenues for the 2006 second quarter increased 5 percent to $1,003.9 million from $952.3 million in the year earlier period. The increase in revenues was primarily attributable to an 8 percent increase in our consolidated average home price to $374,000, partially offset by a 2 percent decrease in new home deliveries (exclusive of joint ventures).

The 2 percent decrease in new home deliveries companywide was influenced by the following regional operations. During the 2006 second quarter, we delivered 703 new homes in California (exclusive of joint ventures), an 8 percent decrease from the 2005 second quarter. Deliveries were up 12 percent in Southern California to 526 new homes (excluding 16 joint venture deliveries) reflecting the rebound in order activity last year. Deliveries were down 41 percent in Northern California to 177 new homes (excluding 34 joint venture deliveries), and primarily reflects the decrease in new home orders we began to experience in the second half of 2005 resulting from a slowdown in new home demand, coupled with a decrease in the number of active selling communities during the same period, particularly in the San Francisco Bay area. In Florida, we delivered 756 new homes in the second quarter of 2006, representing a 10 percent year-over-year decline. The lower Florida delivery total was due to a modest decrease in net new orders in the state last year combined with an increase in the state’s cancellation rate during the first half of 2006. We delivered 275 homes (excluding 5 joint venture deliveries) during the 2006 second quarter in Arizona, a 48 percent decrease from the 2005 second quarter. The lower level of new home deliveries was due to a modest decline in net new orders in the state last year as well as a significant jump in our Phoenix division’s cancellation rate during the second quarter of 2006. In the Carolinas, deliveries were off 18 percent to 219 new homes driven primarily by a slight reduction in the number of active selling communities this year, coupled with a modest slowdown in order activity during the 2006 second quarter. New home deliveries were up 171 percent in Texas to 574 new homes, driven by improving market conditions in Dallas and Austin, combined with the delivery of 303 homes from our new San Antonio division. Deliveries were up 21 percent in Colorado to 150 new homes for the quarter driven primarily by an increase in the number of active selling communities.

Homebuilding revenues for the six months ended June 30, 2006 increased 5 percent to $1.9 billion compared to $1.8 billion for the year earlier period. The increase in revenues was primarily due to a 4 percent increase in our consolidated average home price to $364,000 and a 1 percent increase in deliveries (exclusive of joint ventures) to 5,150 new homes.

During the 2006 second quarter, our average home price increased 8 percent to $374,000. Our average home price in California was $729,000 for the second quarter of 2006, a 10 percent increase from the year earlier period. The higher average home price was primarily due to a greater delivery mix of more expensive homes from our Orange County, Ventura and San Diego divisions in Southern California. Our average price in Florida was up 16 percent from the year earlier period to $271,000 and primarily reflected the impact of general price increases experienced throughout the state last year and, to a lesser degree, a shift in product mix. Our average price in Arizona was up 51 percent to $318,000, primarily reflecting the strong level of price appreciation experienced in Phoenix during 2004 and much of 2005. Our average price was up 21 percent in the Carolinas and primarily reflected a change in delivery mix. Our average price in Texas was down 15 percent primarily reflecting the addition of San Antonio last year where our average home price was $145,000 for the second quarter.

Our 2006 second quarter homebuilding gross margin percentage was down 30 basis points year-over-year to 27.2 percent. This slight decrease in gross margin percentage was driven primarily by lower gross margins generated in Southern California offset, in part, by higher gross margins in Northern California, Florida and Arizona. Gross margins in the Carolinas and Texas continued to improve but were still below our companywide average. The higher gross margin percentages in most of our markets reflected our ability to raise home prices during much of 2005 as a result of healthy housing demand during that period. In addition, our gross margin percentage for the 2006 second quarter was impacted by a $4.9 million pretax impairment charge, primarily for projects in Northern California.

SG&A expenses (including corporate G&A) for the 2006 second quarter increased 130 basis points to 12.3 percent of homebuilding revenues compared to 11.0 percent last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due to (1) increased levels of sales and marketing expenses, including outside sales commissions and advertising as a result of the general slowdown in new housing demand in our largest markets, (2) the shifting geographic mix of our deliveries where our non-California operations generally incur higher levels of SG&A expenses as a percentage of revenues, (3) an increase in equity-based compensation, including the cost of expensing stock options and other share-based awards, and (4) overhead incurred in connection with our start-up operations in Bakersfield, the Central Valley of California and Las Vegas.

Income from unconsolidated joint ventures was up $6.0 million for the 2006 second quarter to $19.2 million. For the quarter, $14.0 million of joint venture income was generated from land sales to other builders while $5.2 million was generated from new home deliveries. Deliveries from our unconsolidated homebuilding joint ventures totaled 55 new homes in the 2006 second quarter versus 109 in the year earlier period.

Net new orders for the second quarter of 2006 totaled 1,887 homes, a 41 percent decrease from the 2005 second quarter, while gross orders decreased 22 percent year-over-year. The overall decline in unit orders resulted primarily from the slowing of demand for homes in our three largest markets, California, Florida and Arizona. As discussed above, the declining level of demand in these markets is generally attributable to reduced housing affordability, higher mortgage interest rates, and increased levels of new and existing homes for sale. These conditions have also contributed to an erosion of homebuyer confidence in many of these markets.

Excluding joint ventures, net new home orders decreased 56 percent year-over-year in Southern California on a 33 percent higher average community count. The lower level of sales activity in Southern California was due to: (1) a softening in buyer demand across all divisions in the region and (2) a doubling of our cancellation rate. In Northern California, new home orders were down 48 percent on a 31 percent higher average community count. The year-over-year decrease in new home orders during the quarter reflected a slowdown in demand that began in the latter half of 2005 compared to the robust pace experienced in 2004 and the first half of 2005. Net order activity, however, was up slightly year-over-year in Sacramento.

New home orders were down 67 percent in Florida on a 13 percent lower community count. A number of factors contributed to the year-over-year decrease in Florida order activity: (1) a softening in buyer demand, most notably in South and Southwest Florida, Jacksonville and Orlando, (2) a nearly threefold increase in our cancellation rate, and (3) reduced product availability in our Orlando and Jacksonville divisions.

In Arizona, new home orders were down 62 percent on a 100 percent higher average community count. The Phoenix market is clearly experiencing challenging market conditions for new and existing homes as evidenced by the surge in our cancellation rate during the second quarter and the increasing need for incentives to sell homes.

Orders were down 16 percent in the Carolinas on a 5 percent lower community count, and up 88 percent in Texas on a 54 percent higher average community count. The Texas total for the 2006 second quarter included 223 net new home orders generated from 16 communities from our new San Antonio division. In Colorado, orders were up 7 percent on an 18 percent higher community count. Housing market conditions in our Texas markets generally improved compared to the year earlier period while housing market conditions in Colorado remain challenging. The tone of the Carolina markets, while off slightly year-over-year, generally appears good.

Our cancellation rate (excluding joint ventures) for the 2006 second quarter was 36 percent, up from the year earlier rate of 15 percent. As mentioned above, our cancellation rate was up meaningfully year-over-year in California, Florida and Arizona.

The 2006 second quarter backlog of 5,480 presold homes (excluding 240 joint venture homes) was valued at $2.1 billion (excluding $128 million of joint venture backlog), a decrease of 17% from the June 30, 2005 backlog value, reflecting the slowdown in order activity during 2006, particularly in the second quarter.

We ended the second quarter of 2006 with 203 active selling communities (excluding 10 joint venture communities), a 23 percent increase from June 30, 2005. We are projecting to open approximately 110 to 120 new communities during 2006 compared to 92 last year. The revised new community target for the year reflects adjustments in all of our markets with the largest reduction in new openings in Arizona as a result of the meaningful slowing of housing demand in the state. We are targeting approximately 245 communities by the end of 2006, representing a 35 percent year-over-year increase.

Financial Services

In the 2006 second quarter, we generated pretax income of $744,000 compared to $1.3 million in the year earlier period from our financial services subsidiary. The lower level of profitability was driven primarily by a decrease in margins on loans sold and a decline in the amount of net interest income earned on loans held for sale, which were partially offset by an increase in the dollar volume of loans sold.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 25 percent to $374,000. The lower level of income was primarily due to the transition this year of our Colorado operations from a joint venture arrangement to our wholly owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public and private term note offerings and by our bank revolving credit facility, land option contracts, joint venture financings, land seller notes, assessment district bond financings, and through the sale of our common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of employee stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities and internally generated funds. Based on our current business plan and market conditions, we believe that these sources of cash should be sufficient to finance our current working capital requirements and other needs.

During the six months ended June 30, 2006, our homebuilding debt increased by approximately $571.7 million. These funds, in addition to cash flow from operations and cash balances available at the beginning of the period, were used to finance our $458.4 million increase in homebuilding assets as well as fund $104.7 million in stock repurchases and $5.3 million in dividends paid during the period. The increased investment in our homebuilding operations was made to support our current operations and long-term growth initiatives; however, in light of the recent slowing in the housing market, we have intensified our effort to manage our cash flows, including slowing our construction starts and reducing our capital outlays for new land purchases.

An important focus of management is controlling our leverage. Careful consideration is given to balancing our desire to further our strategic long-term growth initiatives while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our leverage has generally fluctuated over the past several years in the range of 45 percent to 55 percent (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, and acquisitions of other homebuilders.

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

The revolving credit facility contains financial covenants, including the following:

•	a covenant that, as of June 30, 2006, requires us to maintain not less than $1,357.3 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of the carrying value of unsold land (land that has not yet undergone vertical construction and has not been sold to a homebuyer or other third party) to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0; and

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0.

The revolving credit facility also limits, among other items, our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the revolving credit facility and from other sources. At June 30, 2006, we had $424.8 million of borrowings outstanding and had issued approximately $73.4 million of letters of credit under the revolving credit facility. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. As of and for the six months ended June 30, 2006, we were in compliance with the covenants of this revolving credit facility. The increase in the balance since December 31, 2005 was primarily due to the timing of land purchases and seasonal working capital needs. Our ability to renew and extend the term of this revolving credit facility in the future is dependent upon a number of factors including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $170 million. During certain periods, one of the mortgage credit facilities provides for additional borrowing capacity ranging from $30 million to $90 million, which is not included in the total aggregate commitment amount above. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants and have maturity dates, if not renewed, ranging from September 22, 2006 to April 30, 2007. At June 30, 2006, we had approximately $84.6 million advanced under these mortgage credit facilities.

On May 5, 2006, we entered into a $100 million Senior Term Loan A (“Term Loan A”) and a $250 million Senior Term Loan B (“Term Loan B” and collectively with Term Loan A, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The Term Loans bear interest at LIBOR based pricing. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings but at a minimum are paid quarterly. In May 2006, we entered into interest rate swap agreements that effectively convert the variable interest rates on our Term Loan A and Term Loan B to fixed interest rates of 6.58 percent and 7.03 percent, respectively. The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

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

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At June 30, 2006, we had approximately $76.9 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a direct repayment obligation.

We paid approximately $5.3 million, or $0.08 per common share, in dividends to our stockholders during the six months ended June 30, 2006. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and Term Loans impose restrictions on the amount of dividends we may be able to pay. On July 26, 2006, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend will be paid on August 24, 2006 to stockholders of record on August 10, 2006.

During the six months ended June 30, 2006, we issued 316,931 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $1.8 million.

On July 26, 2006, our Board of Directors authorized a new $50 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2006 through July 25, 2006, we repurchased approximately 3.3 million shares of common stock for approximately $104.7 million under our previously authorized stock repurchase plans. Through August 2, 2006, no shares have been repurchased under our new stock repurchase plan.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. At June 30, 2006, we had cash deposits and letters of credit outstanding of approximately $67.3 million on land purchase contracts having a total remaining purchase price of approximately $764.5 million. Approximately $108.8 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will effectively forfeit should we not exercise the option. At June 30, 2006, we had cash deposits and letters of credit outstanding of approximately $63.9 million on option contracts having a total remaining purchase price of approximately $846.5 million. Approximately $97.7 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At June 30, 2006, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,250.1 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets and equity that totaled $922.6 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Either a decrease in the value of the property securing the loan or an increase in construction completion costs could trigger this payment obligation. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At June 30, 2006, approximately $552.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable).

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At June 30, 2006, our joint ventures had approximately $163.0 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. Prior to January 1, 2006, we accounted for all stock-based awards granted, modified or settled after December 31, 2002 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Grants made prior to January 1, 2003 were accounted for under APB 25. The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the six months ended June 30, 2006, as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. As a result, we classified $2.5 million of excess tax benefits as financing cash inflows in our condensed consolidated statement of cash flows for the six months ended June 30, 2006. In accordance with SFAS 123R, no reclassification was made to our condensed consolidated statements of cash flows for excess tax benefits for the six months ended June 30, 2005.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity and, as a result, consolidation of the entity may be required. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and was effective for our fiscal year beginning January 1, 2006 for all other entities. The initial adoption of EITF 04-5 for new entities formed after June 29, 2005, and the adoption for new entities formed prior to June 29, 2005 did not have a material impact on our financial position. Since we recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-5 did not impact our consolidated net income.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is “more likely than not” (defined as a likelihood of more than 50 percent), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings, if any. We are currently evaluating the impact of adopting FIN 48 on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based senior notes and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2006. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

In May 2006, we entered into interest rate swap agreements that effectively convert the variable interest rates on our Term Loan A and Term Loan B to fixed interest rates of 6.58 percent and 7.03 percent, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in other assets in our consolidated balance sheets at June 30, 2006. The related income or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income. We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive income will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest. As of June 30, 2006, we have recorded cumulative after-tax other comprehensive income of $383,000 relating to the swap agreements. The estimated fair value of the swap agreements, based on current market rates, approximated $383,000, net of taxes of $236,000 at June 30, 2006 and are included in other assets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, SPH Mortgage and Home First Funding. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal. As of June 30, 2006, Family Lending held approximately $16.8 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of June 30, 2006, Family Lending had approximately $139.3 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, of which approximately $121.7 million were hedged by forward sale commitments of mortgage-backed securities.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	a slowdown in demand and a decline in new home orders;

•	our focus on generating strong financial returns;

•	our outlook and expected deliveries and revenues;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	expected new community openings and active communities;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources and ability to access additional capital;

•	long-term growth initiatives;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	our ability to exercise the revolving credit facility accordion feature, subject to certain conditions;

•	our intent to renew or replace our mortgage credit facilities;

•	expected common stock dividends;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations;

•	our exposure to market risks, including fluctuations in interest rates;

•	the estimated fair value of our swap agreements and our expectation that they will have no impact on future earnings;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants;

•	our disclosure and internal controls; and

•	the impact of recent accounting pronouncements.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include but are not limited to:

•	local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations;

•	the supply of homes available for sale in the new and resale markets;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	our significant amount of debt and the impact of restrictive covenants in our credit agreements, public notes and private term loans;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage banking operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other risks discussed in our filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K.

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

During the three months ended June 30, 2006, we repurchased the following shares under our stock repurchase program (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
April 1, 2006 to April 30, 2006	—	$—	—	$57,377
May 1, 2006 to May 31, 2006	1,704,829	30.75	1,703,500	4,991
June 1, 2006 to June 30, 2006	176,100	25.95	176,100	422

Total	1,880,929	$30.30	1,879,600

(1)	On February 1, 2006, our Board of Directors authorized a new $100 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. On July 26, 2006, our Board of Directors authorized a new $50 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

During the quarter ended June 30, 2006, we repurchased an aggregate of 1,879,600 shares of common stock under our previously authorized stock repurchase plan for approximately $57.0 million. From July 1, 2006 through August 2, 2006, no shares were repurchased leaving a balance of $50 million for future stock repurchases.

(2)	Total number of shares purchased in May 2006 included 1,329 shares of our common stock delivered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock.

Except as set forth above, we have not repurchased any of our equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting held on May 10, 2006, Standard Pacific’s stockholders re-elected Michael C. Cortney, Ronald R. Foell and Jeffery V. Peterson as Class III directors. In addition, the term of office of the following Class I and II directors continued after the Annual Meeting: Andrew H. Parnes, James L. Doti, Frank E. O’Bryan, Stephen J. Scarborough, Douglas C. Jacobs and Larry D. McNabb. A stockholder proposal, requesting that we provide stockholders with an assessment of our response to rising regulatory, competitive, and public pressure to increase energy efficiency, was not approved. Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-Votes
Election of Michael C. Cortney	56,539,633	N/A	3,995,090	N/A
Election of Ronald R. Foell	54,018,435	N/A	6,516,288	N/A
Election of Jeffery V. Peterson	60,185,758	N/A	348,965	N/A
Disapproval of Stockholder proposal	18,003,849	27,863,842	2,783,487	11,883,545

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant dated as of July 27, 2006.

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant dated as of July 27, 2006.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

Dated: August 3, 2006	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chairman of the Board of Directors and Chief Executive Officer

Dated: August 3, 2006	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes Executive Vice President – Finance and Chief Financial Officer