Form 10-Q
period 2006-09-30
STANDARD PACIFIC CORP /DE/
filed 2006-11-03
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant’s shares of common stock outstanding at November 1, 2006: 64,576,999

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Homebuilding:
Revenues	$834,113	$936,687	$2,717,012	$2,725,366
Cost of sales	(675,171)	(682,794)	(2,026,200)	(1,992,349)

Gross margin	158,942	253,893	690,812	733,017

Selling, general and administrative expenses	(111,449)	(109,476)	(349,824)	(306,611)
Income from unconsolidated joint ventures	5,153	13,670	30,897	31,170
Other expense	(6,801)	(4,751)	(19,303)	(946)

Homebuilding pretax income	45,845	153,336	352,582	456,630

Financial Services:
Revenues	5,910	4,750	16,146	13,344
Expenses	(5,029)	(3,888)	(14,584)	(11,105)
Income from unconsolidated joint ventures	394	676	1,435	1,617
Other income	299	154	950	466

Financial services pretax income	1,574	1,692	3,947	4,322

Income before taxes	47,419	155,028	356,529	460,952
Provision for income taxes	(16,572)	(58,652)	(134,430)	(174,860)

Net Income	$30,847	$96,376	$222,099	$286,092

Earnings Per Share:
Basic	$0.48	$1.42	$3.39	$4.23
Diluted	$0.47	$1.37	$3.31	$4.09
Weighted Average Common Shares Outstanding:
Basic	64,321,003	67,868,420	65,465,162	67,615,046
Diluted	65,688,060	70,293,506	67,068,937	70,002,180
Cash dividends per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$5,226	$18,824
Trade and other receivables	57,303	74,986
Inventories:
Owned	3,748,098	2,928,850
Not owned	293,985	590,315
Investments in and advances to unconsolidated joint ventures	341,272	285,760
Deferred income taxes	65,090	58,681
Goodwill and other intangibles, net	122,070	120,396
Other assets	93,186	60,052

	4,726,230	4,137,864

Financial Services:
Cash and equivalents	7,152	9,799
Mortgage loans held for sale	104,705	129,835
Other assets	5,979	3,344

	117,836	142,978

Total Assets	$4,844,066	$4,280,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$105,415	$115,082
Accrued liabilities	289,469	345,294
Liabilities from inventories not owned	115,633	48,737
Revolving credit facility	593,800	183,100
Trust deed and other notes payable	73,438	97,031
Senior notes payable	1,449,221	1,099,153
Senior subordinated notes payable	149,204	149,124

	2,776,180	2,037,521

Financial Services:
Accounts payable and other liabilities	3,076	2,246
Mortgage credit facilities	95,892	123,426

	98,968	125,672

Total Liabilities	2,875,148	2,163,193

Minority Interests	109,392	378,490
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,327,586 and 67,129,010 shares outstanding, respectively	643	671
Additional paid-in capital	317,995	405,638
Retained earnings	1,547,034	1,332,850
Accumulated other comprehensive loss, net of tax	(6,146)	—

Total Stockholders’ Equity	1,859,526	1,739,159

Total Liabilities and Stockholders’ Equity	$4,844,066	$4,280,842

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Cash Flows From Operating Activities:
Net income	$222,099	$286,092
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated joint ventures	(32,332)	(32,787)
Cash distributions of income from unconsolidated joint ventures	66,239	35,174
Depreciation and amortization	5,431	4,258
Loss on early extinguishment of debt	—	5,938
Amortization of stock-based compensation	12,597	8,565
Excess tax benefits from share-based payment arrangements	(2,440)	—
Deferred income taxes	(6,409)	(4,130)
Noncash inventory impairment charges and write-offs of deposits and capitalized pre-acquisition costs	78,876	—
Changes in cash and equivalents due to:
Trade and other receivables	42,813	(28,367)
Inventories - owned	(867,789)	(578,203)
Inventories - not owned	67,817	(14,621)
Other assets	(30,626)	(20,254)
Accounts payable	(9,667)	8,354
Accrued liabilities	(53,396)	(9,742)

Net cash used in operating activities	(506,787)	(339,723)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,530)	(115,609)
Investments in and advances to unconsolidated homebuilding joint ventures	(173,710)	(141,126)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	82,785	79,100
Net additions to property and equipment	(10,185)	(9,817)

Net cash used in investing activities	(108,640)	(187,452)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	410,700	191,000
Principal payments on trust deed and other notes payable	(25,897)	(10,746)
Redemption of senior notes payable	—	(130,938)
Proceeds from the issuance of senior notes payable	350,000	346,480
Net proceeds from (payments on) mortgage credit facilities	(27,534)	1,128
Excess tax benefits from share-based payment arrangements	2,546	—
Dividends paid	(7,915)	(8,137)
Repurchases of common stock	(104,705)	(6,865)
Proceeds from the exercise of stock options	1,987	9,731

Net cash provided by financing activities	599,182	391,653

Net decrease in cash and equivalents	(16,245)	(135,522)
Cash and equivalents at beginning of period	28,623	150,804

Cash and equivalents at end of period	$12,378	$15,282

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$94,392	$55,897
Income taxes	211,836	224,114
Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$2,304	$97,543
Inventory received as distributions from unconsolidated homebuilding joint ventures	15,915	39,009
Deferred purchase price recorded in connection with acquisitions	2,129	10,547
Expenses capitalized in connection with the issuance of senior notes payable	—	3,520
Excess tax benefits from share-based payment arrangements	—	11,530
Inventories not owned	202,202	157,985
Liabilities from inventories not owned	66,896	10,432
Minority interests	269,098	147,553

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2006 and the results of operations and cash flows for the periods presented.

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

2.	Segment Reporting

We operate in two principal business segments: Homebuilding and financial services. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined that each of our homebuilding operating divisions and our mortgage financing and title service operations are our operating segments. Corporate is a non-operating segment. The accounting policies of our operating segments are those described in the notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our homebuilding operations primarily include the sale and construction of single-family attached and detached homes. Our homebuilding operating segments have been grouped into three reportable segments in accordance with the aggregation criteria defined in SFAS 131. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution. The three reportable segments consist of California, Southwest and Southeast regions and include homebuilding operating divisions conducting business in the following states:

•	California

•	Southwest – Arizona, Colorado, Nevada and Texas

•	Southeast – Florida, North Carolina, South Carolina, and Illinois

Our mortgage financing operations provide mortgage financing to our homebuyers in substantially all of the markets in which we operate. Our title service operations provide title examinations for our homebuyers in Texas and South Florida. Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under “Financial Services.”

Corporate is a non-operating segment that develops and implements strategic initiatives, including market expansion and builder acquisitions, and supports our homebuilding operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources. Corporate also provides the necessary administrative functions to support us as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to each homebuilding operating division based on a percentage of revenues.

The following tables present our revenues and pretax income for our homebuilding reportable segments and Corporate for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Homebuilding revenues:
California	$372,357	$475,456	$1,315,642	$1,477,156
Southwest	240,838	208,065	699,395	558,645
Southeast	220,918	253,166	701,975	689,565
Corporate	—	—	—	—

Total homebuilding revenues	$834,113	$936,687	$2,717,012	$2,725,366

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Homebuilding pretax income(1):
California(2)	$12,538	$107,959	$202,661	$332,815
Southwest	14,684	17,914	61,412	45,408
Southeast	21,238	38,178	104,094	93,981
Corporate	(2,615)	(10,715)	(15,585)	(15,574)

Total homebuilding pretax income	$45,845	$153,336	$352,582	$456,630

(1)	Homebuilding pretax income for the three and nine months ended September 30, 2006 includes non-cash pretax inventory impairment charges recorded in the following segments: California recorded $35.1 million and $39.8 million, Southwest recorded $3.2 million and $3.4 million, and Southeast recorded $9.4 million and $9.4 million for the three and nine months ended September 30, 2006, respectively. In addition, the California reportable segment includes a $1.0 million pretax inventory impairment charge related to one of our unconsolidated joint ventures.

(2)	Includes income from unconsolidated homebuilding joint ventures for the three months ended September 30, 2006 and 2005 of $5.1 million and $13.9 million, and nine months ended September 30, 2006 and 2005 of $30.8 million and $31.8 million, respectively.

The following table presents total assets of our homebuilding reportable segments and Corporate as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Homebuilding assets:
California	$2,326,498	$2,161,801
Southwest	1,307,372	920,034
Southeast	962,302	948,195
Corporate	130,058	107,834

Total homebuilding assets	$4,726,230	$4,137,864

3.	Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units, using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Three Months Ended September 30,
	2006			2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$30,847	64,321,003	$0.48	$96,376	67,868,420	$1.42
Effect of dilutive securities:
Stock options	—	1,188,164		—	2,260,086
Nonvested performance share awards	—	68,014		—	158,051
Nonvested restricted stock	—	4,376		—	6,949
Deferred stock units	—	106,503		—	—

Diluted earnings per share	$30,847	65,688,060	$0.47	$96,376	70,293,506	$1.37

	Nine Months Ended September 30,
	2006			2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$222,099	65,465,162	$3.39	$286,092	67,615,046	$4.23
Effect of dilutive securities:
Stock options	—	1,446,430		—	2,252,651
Nonvested performance share awards	—	45,794		—	129,513
Nonvested restricted stock	—	5,048		—	4,970
Deferred stock units	—	106,503		—	—

Diluted earnings per share	$222,099	67,068,937	$3.31	$286,092	70,002,180	$4.09

4.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$30,847	$96,376	$222,099	$286,092
Unrealized loss on interest rate swaps, net of related income tax effects	(6,529)	—	(6,146)	—

Comprehensive income	$24,318	$96,376	$215,953	$286,092

5.	Stock-Based Compensation

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

The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the three months or nine months ended September 30, 2006 as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the condensed consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing activities in the statements of cash flows. As a result, we reclassified $2.5 million of excess tax benefits as financing cash inflows in our condensed consolidated statement of cash flows for the nine months ended September 30, 2006. In accordance with SFAS 123R, no reclassification was made to our condensed consolidated statements of cash flows for excess tax benefits for the nine months ended September 30, 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$96,376	$286,092
Add: Total share-based compensation expense determined under the fair value method included in reported net income, net of related tax effects	2,133	5,316
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,332)	(5,846)

Net income, as adjusted	$96,177	$285,562

Earnings per share:
Basic - as reported	$1.42	$4.23
Basic - as adjusted	$1.42	$4.22
Diluted - as reported	$1.37	$4.09
Diluted - as adjusted(1)	$1.37	$4.08

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123R to all of our stock-based compensation plans for the three and nine months ended September 30, 2005 were 70,353,835 and 70,067,435, respectively.

a. Stock Options

On February 3, 2006, the Compensation Committee of our Board of Directors granted nine executive officers stock options to purchase 565,000 shares of our common stock at an exercise price of $37.03, which equaled the fair market value of a share of our common stock on the date of grant. These stock options vest in three equal installments with one-third of the stock options vesting if our stock price equals or exceeds each of $50.00, $55.00 and $60.00 per share for 5 out of any 10 consecutive trading days. These stock options have a five-year term.

The fair value of these stock options was estimated using a lattice option-pricing model on the date of grant using the following assumptions: a dividend yield of 0.43 percent, an expected volatility of 35.13 percent, a risk-free interest rate of 4.54 percent and an expected life of 3.0 years. Based on the above assumptions, the per share fair value of these options ranged from $5.14 to $6.22. Estimated compensation expense to be recognized relating to these options is amortized over the five-year vesting period.

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

On January 29, 2004, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2004 awards was $23.06 per share. These performance share awards resulted in the issuance of 376,000 Shares on February 1, 2005. As of September 30, 2006, 250,672 of these Shares were vested and 125,328 were nonvested and outstanding.

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2005 awards was $36.92 per share. These performance share awards resulted in the issuance of 369,000 Shares on February 16, 2006, of which 123,005 Shares vested upon issuance. As of September 30, 2006, 245,995 nonvested Shares were outstanding relating to these awards.

On February 3, 2006, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The targeted aggregate number of Shares to be issued pursuant to these awards is 200,000 with the maximum number of Shares that may be issued under the awards totaling 290,000. The closing price of our common stock on the grant date of the 2006 awards was $37.03 per share. Estimated compensation expense to be recognized relating to these awards is based on the closing price of our common stock on the date of grant and a quarterly analysis of the estimated number of Shares expected to be issued. No Shares have been issued relating to these awards as of September 30, 2006, and we do not expect any of these Shares to be issued based on our expected return on equity for fiscal 2006.

Total compensation expense recognized related to performance share awards for the three months ended September 30, 2006 and 2005 was approximately $829,000 and $1.7 million, respectively, and for the nine months ended September 30, 2006 and 2005 was approximately $5.5 million and $4.4 million, respectively.

6.	Variable Interest Entities

We account for variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R (see Note 7 for further discussion).

7.	Inventories

Inventories consisted of the following at:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Inventories owned:
Land and land under development	$2,254,138	$1,801,874
Homes completed and under construction	1,336,274	1,003,679
Model homes	157,686	123,297

Total inventories owned	$3,748,098	$2,928,850

Inventories not owned:
Land purchase and land option deposits	$68,953	$163,083
Variable interest entities, net of deposits	149,323	421,641
Other land options contracts, net of deposits	75,709	5,591

Total inventories not owned	$293,985	$590,315

Under FIN 46R, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. If a VIE exists and we have a variable interest in that entity, FIN 46R requires us to calculate expected losses and residual returns for the VIE based on the probability of estimated future cash flows as described in FIN 46R. If we are deemed to be the primary beneficiary of a VIE based on such calculations, we are required to consolidate the VIE on our balance sheet.

At September 30, 2006 and December 31, 2005, we consolidated 22 and 32 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $13.0 million and $56.0 million as of September 30, 2006 and December 31, 2005, respectively, which are included in land purchase and land option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at September 30, 2006 and December 31, 2005 were inventories not owned related to these VIEs of approximately $162.3 million and $477.7 million (which includes $13.0 million and $56.0 million in deposits), liabilities from inventories not owned of approximately $39.9 million and $43.2 million, and minority interests of approximately $109.4 million and $378.5 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

Other land option contracts represent specific performance purchase obligations to purchase land that we have with various land sellers. Approximately $66.3 million (net of $7.8 million in deposits) represents purchase obligations related to land purchase contracts with our joint venture in North Las Vegas.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We incurred non-cash pretax impairment charges of $47.7 million and $52.6 million during the three and nine months ended September 30, 2006, respectively, which was included in cost of sales in the accompanying condensed consolidated statements of income (see Note 2 for breakout of non-cash impairment charges by segment).

8.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures and amortized to costs of sales and income from unconsolidated joint ventures for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of period	$115,922	$68,279	$80,988	$58,620
Homebuilding interest incurred and capitalized	38,998	25,302	108,599	68,408
Homebuilding interest previously capitalized and amortized	(20,970)	(16,305)	(55,637)	(49,752)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of period	$133,950	$77,276	$133,950	$77,276

Capitalized interest as a percentage of inventories owned and investments in and advances to unconsolidated joint ventures, end of period			3.3%	2.5%

9.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

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

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash	$46,121	$58,335
Inventories	2,409,999	1,480,166
Other assets	27,966	128,927

Total assets	$2,484,086	$1,667,428

Liabilities and Equity:
Accounts payable and accrued liabilities	$183,587	$170,808
Construction loans and trust deed notes payable	1,352,130	658,160
Equity	948,369	838,460

Total liabilities and equity	$2,484,086	$1,667,428

Our share of equity shown above was approximately $327.6 million and $282.3 million at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, we had advances outstanding of approximately $5.5 million and $3.5 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of September 30, 2006 and December 31, 2005, we had approximately $8.2 million and $0 of homebuilding interest capitalized to investments in and advances to unconsolidated joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues	$76,933	$57,217	$292,475	$266,979
Cost of sales and expenses	(51,839)	(38,441)	(177,652)	(177,309)

Net income	$25,094	$18,776	$114,823	$89,670

Income from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income of these unconsolidated land development and homebuilding joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. During the three months ended September 30, 2006, we recorded a $1.0 million pretax inventory impairment charge related to one of our unconsolidated joint ventures, which is included in income from unconsolidated joint ventures in the accompanying condensed consolidated statements of income.

10.	Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. We periodically assess the adequacy of our warranty accrual and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our warranty accrual are detailed in the table set forth below:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Warranty accrual, beginning of the period	$29,903	$23,560
Warranty costs accrued and other adjustments during the period	13,203	14,501
Warranty costs paid during the period	(12,769)	(12,902)

Warranty accrual, end of the period	$30,337	$25,159

11.	Revolving Credit Facility

On March 31, 2006, we exercised the accordion feature under our revolving credit facility increasing the commitment under the revolving credit facility from $925 million to $1.1 billion. On May 5, 2006, we amended our revolving credit facility with our bank group to, among other things, increase the accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. The financial covenants contained in the revolving credit facility require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio, not to exceed a debt to equity ratio and not to exceed a maximum ratio of unsold land to net worth. The revolving credit facility also limits our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. As of September 30, 2006 and for the three and nine month periods then ended, we were in compliance with the covenants of the revolving credit facility. As of September 30, 2006, we had $593.8 million in borrowings outstanding and had issued $76.7 million in letters of credit under the revolving credit facility, leaving approximately $429.5 million in availability under the revolving credit facility at such date.

12.	Term Loans

On May 5, 2006, we entered into a $100 million Senior Term Loan A (“Term Loan A”) and a $250 million Senior Term Loan B (“Term Loan B” and collectively with Term Loan A, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as the Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The financial covenants contained in the Term Loans require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio and not to exceed a debt to equity ratio. The Term Loan A also limits our investments in joint ventures and contains a maximum ratio of unsold land to net worth. The Term Loans bear interest at LIBOR based pricing. The Term Loan A LIBOR spread adjusts based on our quarterly leverage level, while the Term Loan B has a fixed interest rate spread of 150 basis points over LIBOR. As of September 30, 2006 and for the three and nine month periods then ended, we were in compliance with the covenants of the Term Loans. In May 2006, we entered into interest rate swap agreements that effectively fixed the 3-month LIBOR rates for the Term Loans at 5.45 percent and 5.53 percent, respectively, for our Term Loan A and Term Loan B (see Note 13 for further discussion). As of September 30, 2006, the all-in interest rates, after giving effect to the interest rate swaps, on our Term Loan A and Term Loan B were 6.73 percent and 7.03 percent, respectively. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings but at a minimum are paid quarterly. The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

13.	Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of income or recorded in other comprehensive income (loss), net of tax, and recognized in the consolidated statement of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedged accounting treatment.

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

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for the Term Loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at September 30, 2006. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive income or loss will be reclassified into future earnings unless the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage.

As of September 30, 2006, we have recorded a cumulative after-tax other comprehensive loss of $6.1 million relating to the swap agreements. The estimated fair value of the swap agreements at September 30, 2006, based on current market rates, approximated $6.1 million, net of taxes of $3.3 million, and are included in accrued liabilities.

14.	Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write off should we not purchase the land. As of September 30, 2006, we had cash deposits and letters of credit outstanding of approximately $37.6 million and capitalized preacquisition and other development and construction costs of approximately $24.8 million relating to land purchase contracts having a total remaining purchase price of approximately $427.2 million. Approximately $73.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

In addition, we utilize option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will have to write off should we not exercise the option. As of September 30, 2006, we had cash deposits and letters of credit outstanding of approximately $57.8 million and capitalized preacquisition and other development and construction costs of approximately $16.8 million relating to option contracts having a total remaining purchase price of approximately $732.8 million. Approximately $66.1 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We incurred pretax charges of $10.0 million and $26.3 million for the three and nine month periods ended September 30, 2006, respectively, related to write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other expense in the accompanying condensed consolidated statements of income. We continue to evaluate the terms of open land option and purchase contracts in light of slower market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2006, our unconsolidated joint ventures had borrowings outstanding of approximately $1,352.1 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets, and equity that totaled $948.4 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of September 30, 2006, approximately $620.4 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable). During the three and nine month periods ending September 30, 2006, we were not required to make any remargin payments under these loan-to-value maintenance agreements. However, if the assumptions we made concerning construction completion costs change or deteriorating market conditions cause a reduction in the value of the property securing a loan, we could be required to make remargin payments in the future.

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

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of September 30, 2006, there were approximately $180.4 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services (“Family Lending”). Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $91.7 million at September 30, 2006 and carried a weighted average interest rate of approximately 6.5 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of September 30, 2006, Family Lending had approximately $178.8 million of closed mortgage loans held for sale and mortgage loans in process that were or are expected to be originated on a non-presold basis, of which approximately $157.6 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of September 30, 2006, Family Lending held approximately $18.9 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

Family Lending sells the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Family Lending’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.

15.	Recent Accounting Pronouncements

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 16, 2006 and will be effective for our December 31, 2006 year end. We do not believe the adoption of SAB 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity and, as a result, consolidation of the entity may be required. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and was effective for our fiscal year beginning January 1, 2006 for all other entities. The initial adoption of EITF 04-5 for new entities formed after June 29, 2005, and the adoption for new entities formed prior to June 29, 2005 did not have a material impact on our financial position. Furthermore, since we recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-5 did not impact our consolidated net income.

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

16.	Supplemental Guarantor Information

On February 22, 2006, our 100 percent owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other immaterial subsidiaries (collectively, “Non-Guarantor Subsidiaries”) guaranteed our outstanding senior indebtedness and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Separate financial statements and other disclosures specific to each guarantor subsidiary are not presented separately because management has determined such separate financial statements are not material to investors to evaluate the sufficiency of the guarantee.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$372,356	$461,757	$—	$—	$834,113
Cost of sales	(318,258)	(356,913)	—	—	(675,171)

Gross margin	54,098	104,844	—	—	158,942

Selling, general and administrative expenses	(48,800)	(62,649)	—	—	(111,449)
Income from unconsolidated joint ventures	2,006	3,147	—	—	5,153
Equity income of subsidiaries	30,396	—	—	(30,396)	—
Other expense	(4,275)	(2,526)	—	—	(6,801)

Homebuilding pretax income	33,425	42,816	—	(30,396)	45,845

Financial Services:
Revenues	—	—	5,910	—	5,910
Expenses	—	—	(5,029)	—	(5,029)
Income from unconsolidated joint ventures	—	394	—	—	394
Other income (expense)	(275)	299	275	—	299

Financial services pretax income	(275)	693	1,156	—	1,574

Income before taxes	33,150	43,509	1,156	(30,396)	47,419
Provision for income taxes	(2,303)	(13,916)	(353)	—	(16,572)

Net income	$30,847	$29,593	$803	$(30,396)	$30,847

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$459,211	$477,476	$—	$—	$936,687
Cost of sales	(321,971)	(360,823)	—	—	(682,794)

Gross margin	137,240	116,653	—	—	253,893

Selling, general and administrative expenses	(53,244)	(56,232)	—	—	(109,476)
Income from unconsolidated joint ventures	4,540	9,130	—	—	13,670
Equity income of subsidiaries	49,449	—	—	(49,449)	—
Other income (expense)	(6,043)	1,292	—	—	(4,751)

Homebuilding pretax income	131,942	70,843	—	(49,449)	153,336

Financial Services:
Revenues	—	—	4,750	—	4,750
Expenses	—	—	(3,888)	—	(3,888)
Income from unconsolidated joint ventures	—	676	—	—	676
Other income (expense)	(79)	154	79	—	154

Financial services pretax income	(79)	830	941	—	1,692

Income before taxes	131,863	71,673	941	(49,449)	155,028
Provision for income taxes	(35,487)	(22,790)	(375)	—	(58,652)

Net income	$96,376	$48,883	$566	$(49,449)	$96,376

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$1,314,933	$1,402,079	$—	$—	$2,717,012
Cost of sales	(986,961)	(1,039,239)	—	—	(2,026,200)

Gross margin	327,972	362,840	—	—	690,812

Selling, general and administrative expenses	(162,528)	(187,296)	—	—	(349,824)
Income from unconsolidated joint ventures	11,419	19,478	—	—	30,897
Equity income of subsidiaries	133,703	—	—	(133,703)	—
Other income (expense)	(19,061)	(242)	—	—	(19,303)

Homebuilding pretax income	291,505	194,780	—	(133,703)	352,582

Financial Services:
Revenues	—	—	16,146	—	16,146
Expenses	—	—	(14,584)	—	(14,584)
Income from unconsolidated joint ventures	—	1,435	—	—	1,435
Other income (expense)	(809)	950	809	—	950

Financial services pretax income	(809)	2,385	2,371	—	3,947

Income before taxes	290,696	197,165	2,371	(133,703)	356,529
Provision for income taxes	(68,597)	(65,190)	(643)	—	(134,430)

Net income	$222,099	$131,975	$1,728	$(133,703)	$222,099

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Homebuilding:
Revenues	$1,400,089	$1,325,277	$—	$—	$2,725,366
Cost of sales	(979,928)	(1,012,421)	—	—	(1,992,349)

Gross margin	420,161	312,856	—	—	733,017

Selling, general and administrative expenses	(150,118)	(156,493)	—	—	(306,611)
Income from unconsolidated joint ventures	17,593	13,577	—	—	31,170
Equity income of subsidiaries	123,950	—	—	(123,950)	—
Other income (expense)	(4,863)	3,917	—	—	(946)

Homebuilding pretax income	406,723	173,857	—	(123,950)	456,630

Financial Services:
Revenues	—	—	13,344	—	13,344
Expenses	—	—	(11,105)	—	(11,105)
Income from unconsolidated joint ventures	—	1,617	—	—	1,617
Other income (expense)	(267)	466	267	—	466

Financial services pretax income	(267)	2,083	2,506	—	4,322

Income before taxes	406,456	175,940	2,506	(123,950)	460,952
Provision for income taxes	(120,364)	(53,609)	(887)	—	(174,860)

Net income	$286,092	$122,331	$1,619	$(123,950)	$286,092

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
ASSETS
Homebuilding:
Cash and equivalents	$3,764	$1,443	$19	$—	$5,226
Trade and other receivables	1,077,179	29,324	30	(1,049,230)	57,303
Inventories:
Owned	1,904,033	1,812,886	31,179	—	3,748,098
Not owned	57,707	236,278	—	—	293,985
Investments in and advances to unconsolidated joint ventures	212,630	128,642	—	—	341,272
Investments in subsidiaries	1,002,066	—	—	(1,002,066)	—
Deferred income taxes	64,673	—	—	417	65,090
Goodwill and other intangibles, net	3,033	119,037	—	—	122,070
Other assets	75,792	19,700	26	(2,332)	93,186

	4,400,877	2,347,310	31,254	(2,053,211)	4,726,230

Financial Services:
Cash and equivalents	—	—	7,152	—	7,152
Mortgage loans held for sale	—	—	104,705	—	104,705
Other assets	—	—	6,396	(417)	5,979

	—	—	118,253	(417)	117,836

Total Assets	$4,400,877	$2,347,310	$149,507	$(2,053,628)	$4,844,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$61,924	$43,470	$21	$—	$105,415
Accrued liabilities	216,149	1,094,561	27,989	(1,049,230)	289,469
Liabilities from inventories not owned	4,474	111,159	—	—	115,633
Revolving credit facility	593,800	—	—	—	593,800
Trust deed and other notes payable	44,765	28,673	—	—	73,438
Senior notes payable	1,449,221	—	—	—	1,449,221
Senior subordinated notes payable	149,204	—	—	—	149,204

	2,519,537	1,277,863	28,010	(1,049,230)	2,776,180

Financial Services:
Accounts payable and other liabilities	—	—	5,408	(2,332)	3,076
Mortgage credit facilities	—	—	95,892	—	95,892

	—	—	101,300	(2,332)	98,968

Total Liabilities	2,519,537	1,277,863	129,310	(1,051,562)	2,875,148

Minority Interests	21,814	87,578	—	—	109,392
Stockholders’ Equity:
Total Stockholders’ Equity	1,859,526	981,869	20,197	(1,002,066)	1,859,526

Total Liabilities and Stockholders’ Equity	$4,400,877	$2,347,310	$149,507	$(2,053,628)	$4,844,066

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(603,974)	$71,827	$25,360	$—	$(506,787)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,530)	—	—	—	(7,530)
Investments in and advances to unconsolidated homebuilding joint ventures	(129,754)	(43,956)	—	—	(173,710)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	81,736	1,049	—	—	82,785
Net additions to property and equipment	(4,688)	(5,037)	(460)	—	(10,185)

Net cash used in investing activities	(60,236)	(47,944)	(460)	—	(108,640)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	410,700	—	—	—	410,700
Principal payments on trust deed and other notes payable	(1,550)	(24,347)	—	—	(25,897)
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Net payments on mortgage credit facilities	—	—	(27,534)	—	(27,534)
Excess tax benefits from share-based payment arrangements	2,546	—	—	—	2,546
Dividends paid	(7,915)	—	—	—	(7,915)
Repurchases of common stock	(104,705)	—	—	—	(104,705)
Proceeds from the exercise of stock options	1,987	—	—	—	1,987

Net cash provided by (used in) financing activities	651,063	(24,347)	(27,534)	—	599,182

Net decrease in cash and equivalents	(13,147)	(464)	(2,634)	—	(16,245)
Cash and equivalents at beginning of period	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of period	$3,764	$1,443	$7,171	$—	$12,378

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in thousands)

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(369,171)	$31,726	$(2,278)	$—	$(339,723)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(115,609)	—	—	—	(115,609)
Investments in and advances to unconsolidated homebuilding joint ventures	(110,499)	(30,627)	—	—	(141,126)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	66,988	12,112	—	—	79,100
Net additions to property and equipment	(7,772)	(1,583)	(462)	—	(9,817)

Net cash used in investing activities	(166,892)	(20,098)	(462)	—	(187,452)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	191,000	—	—	—	191,000
Principal payments on trust deed and other notes payable	—	(10,746)	—	—	(10,746)
Redemption of senior notes payyable	(130,938)	—	—	—	(130,938)
Proceeds from the issuance of senior notes payable	346,480	—	—	—	346,480
Net proceeds from mortgage credit facilities	—	—	1,128	—	1,128
Excess tax benefits from share-based payment arrangements	—	—	—	—	—
Dividends paid	(8,137)	—	—	—	(8,137)
Repurchases of common stock	(6,865)	—	—	—	(6,865)
Proceeds from the exercise of stock options	9,731	—	—	—	9,731

Net cash provided by (used in) financing activities	401,271	(10,746)	1,128	—	391,653

Net increase (decrease) in cash and equivalents	(134,792)	882	(1,612)	—	(135,522)
Cash and equivalents at beginning of period	140,796	898	9,110	—	150,804

Cash and equivalents at end of period	$6,004	$1,780	$7,498	$—	$15,282

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Homebuilding:
Revenues	$834,113	$936,687	(11%)	$2,717,012	$2,725,366	(0%)
Cost of sales	(675,171)	(682,794)	(1%)	(2,026,200)	(1,992,349)	2%

Gross margin	158,942	253,893	(37%)	690,812	733,017	(6%)

Gross margin percentage	19.1%	27.1%		25.4%	26.9%

Selling, general and administrative expenses	(111,449)	(109,476)	2%	(349,824)	(306,611)	14%
Income from unconsolidated joint ventures	5,153	13,670	(62%)	30,897	31,170	(1%)
Other expense	(6,801)	(4,751)	43%	(19,303)	(946)	1,940%

Homebuilding pretax income	45,845	153,336	(70%)	352,582	456,630	(23%)

Financial Services:
Revenues	5,910	4,750	24%	16,146	13,344	21%
Expenses	(5,029)	(3,888)	29%	(14,584)	(11,105)	31%
Income from unconsolidated joint ventures	394	676	(42%)	1,435	1,617	(11%)
Other income	299	154	94%	950	466	104%

Financial services pretax income	1,574	1,692	(7%)	3,947	4,322	(9%)

Income before taxes	47,419	155,028	(69%)	356,529	460,952	(23%)
Provision for income taxes	(16,572)	(58,652)	(72%)	(134,430)	(174,860)	(23%)

Net income	$30,847	$96,376	(68%)	$222,099	$286,092	(22%)

Earnings Per Share:
Basic	$0.48	$1.42	(66%)	$3.39	$4.23	(20%)
Diluted	$0.47	$1.37	(66%)	$3.31	$4.09	(19%)
Net cash provided by (used in) operating activities	$(146,136)	$(129,163)		$(506,787)	$(339,723)

Net cash provided by (used in) investing activities	$(30,161)	$(93,716)		$(108,640)	$(187,452)

Net cash provided by (used in) financing activities	$172,929	$227,461		$599,182	$391,653

Adjusted Homebuilding EBITDA(1)	$139,063	$181,021		$540,524	$516,900

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) material noncash impairment charges, if any, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income from unconsolidated joint ventures and (g) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

(1)	continued

The tables set forth below reconcile net cash used in operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net cash used in operating activities	$(146,136)	$(129,163)	$(506,787)	$(339,723)
Add:
Income taxes	16,572	58,652	134,430	174,860
Expensing of previously capitalized interest included in cost of sales	20,802	14,325	55,176	43,410
Excess tax benefits from share-based payment arrangements	14	—	2,440	—
Less:
Income from financial services subsidiary	881	862	1,562	2,239
Depreciation and amortization from financial services subsidiary	147	148	430	433
Loss on early extinguishment of debt	—	5,938	—	5,938
Net changes in operating assets and liabilities:
Trade and other receivables	20,412	(31,592)	(42,813)	28,367
Inventories-owned	201,410	271,143	867,789	578,203
Inventories-not owned	(1,177)	12,650	(67,817)	14,621
Deferred income taxes	5,858	4,562	6,409	4,130
Other assets	21,577	1,278	30,626	20,254
Accounts payable	(2,884)	1,747	9,667	(8,354)
Accrued liabilities	3,643	(15,633)	53,396	9,742

Adjusted Homebuilding EBITDA	$139,063	$181,021	$540,524	$516,900

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$30,847	$96,376	$222,099	$286,092
Add:
Cash distributions of income from unconsolidated joint ventures	14,968	21,739	66,239	35,174
Income taxes	16,572	58,652	134,430	174,860
Expensing of previously capitalized interest included in cost of sales	20,802	14,325	55,176	43,410
Material noncash impairment charges	57,697	—	78,876	—
Homebuilding depreciation and amortization	1,818	1,706	5,001	3,825
Amortization of stock-based compensation	2,787	3,431	12,597	8,565
Less:
Income from unconsolidated joint ventures	5,547	14,346	32,332	32,787
Income from financial services subsidiary	881	862	1,562	2,239

Adjusted Homebuilding EBITDA	$139,063	$181,021	$540,524	$516,900

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
New homes delivered:
Southern California	396	426	1,373	1,224
Northern California	109	294	454	953

Total California	505	720	1,827	2,177

Arizona	362	487	996	1,461
Texas	440	310	1,446	658
Colorado	102	108	362	338

Total Southwest	904	905	2,804	2,457

Florida	583	879	2,056	2,538
Carolinas	262	247	717	681

Total Southeast	845	1,126	2,773	3,219

Consolidated total	2,254	2,751	7,404	7,853

Unconsolidated joint ventures(2):
Southern California	1	4	44	44
Northern California	29	49	69	159
Arizona	9	5	20	10
Illinois	1	—	1	—

Total unconsolidated joint ventures	40	58	134	213

Total (including joint ventures)(2)	2,294	2,809	7,538	8,066

Average selling prices of homes delivered:
Southern California	$747,000	$645,000	$712,000	$682,000
Northern California	$701,000	$681,000	$746,000	$671,000
Total California	$737,000	$660,000	$720,000	$677,000
Arizona	$305,000	$216,000	$295,000	$208,000
Texas	$210,000	$211,000	$197,000	$219,000
Colorado	$320,000	$339,000	$312,000	$324,000
Total Southwest	$261,000	$229,000	$247,000	$227,000
Florida	$289,000	$240,000	$274,000	$227,000
Carolinas	$199,000	$163,000	$188,000	$158,000
Total Southeast	$261,000	$223,000	$251,000	$213,000
Consolidated (excluding joint ventures)	$368,000	$339,000	$365,000	$346,000
Unconsolidated joint ventures(2)	$616,000	$716,000	$736,000	$710,000
Total (including joint ventures)(2)	$372,000	$347,000	$372,000	$355,000
Net new orders(3):
Southern California	190	686	1,006	1,926
Northern California	62	153	293	654

Total California	252	839	1,299	2,580

Arizona	128	487	799	1,479
Texas	321	388	1,418	944
Colorado	60	108	332	368
Nevada	4	—	4	—

Total Southwest	513	983	2,553	2,791

Florida	203	787	999	2,591
Carolinas	232	279	756	883

Total Southeast	435	1,066	1,755	3,474

Consolidated total	1,200	2,888	5,607	8,845

Unconsolidated joint ventures(2):
Southern California	21	36	83	120
Northern California	24	37	78	113
Arizona	—	36	—	42
Illinois	10	—	25	—

Total unconsolidated joint ventures	55	109	186	275

Total (including joint ventures)(2)	1,255	2,997	5,793	9,120

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, net new orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.

(3)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Selected Operating Data – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average number of selling communities during the period:
Southern California	37	29	35	27
Northern California	20	12	17	14

Total California	57	41	52	41

Arizona	29	15	28	14
Texas	37	29	38	26
Colorado	15	12	13	12
Nevada	1	—	—	—

Total Southwest	82	56	79	52

Florida	50	50	48	53
Carolinas	20	18	19	19

Total Southeast	70	68	67	72

Consolidated total	209	165	198	165

Unconsolidated joint ventures(2):
Southern California	4	2	2	2
Northern California	6	3	5	3
Arizona	—	1	—	1
Illinois	1	—	1	—

Total unconsolidated joint ventures	11	6	8	6

Total (including joint ventures)(2)	220	171	206	171

	At September 30
	2006	2005
Backlog (in homes):
Southern California	618	1,403
Northern California	137	440

Total California	755	1,843

Arizona	1,221	1,474
Texas	801	981
Colorado	180	241
Nevada	4	—

Total Southwest	2,206	2,696

Florida	1,219	2,856
Carolinas	246	367

Total Southeast	1,465	3,223

Consolidated total	4,426	7,762

Unconsolidated joint ventures(2):
Southern California	136	101
Northern California	52	73
Arizona	11	35
Illinois	56	—

Total unconsolidated joint ventures	255	209

Total (including joint ventures)(2)	4,681	7,971

Selected Operating Data – (continued)

	At September 30
	2006	2005
Backlog (estimated dollar value in thousands):
Southern California	$501,103	$955,601
Northern California	86,148	309,943

Total California	587,251	1,265,544

Arizona	407,363	387,134
Texas	173,457	177,827
Colorado	64,406	79,244
Nevada	1,666	—

Total Southwest	646,892	644,205

Florida	355,417	722,114
Carolinas	51,289	59,142

Total Southeast	406,706	781,256

Consolidated total	1,640,849	2,691,005

Unconsolidated joint ventures(2):
Southern California	72,138	73,303
Northern California	39,253	52,561
Arizona	3,312	9,982
Illinois	26,025	—

Total unconsolidated joint ventures	140,728	135,846

Total (including joint ventures)(2)	$1,781,577	$2,826,851

Building sites owned or controlled:
Southern California	11,858	16,356
Northern California	7,837	6,035

Total California	19,695	22,391

Arizona	11,666	12,524
Texas	9,550	13,417
Colorado	1,293	1,694
Nevada	3,037	380

Total Southwest	25,546	28,015

Florida	13,775	15,207
Carolinas	4,269	5,780
Illinois	219	—

Total Southeast	18,263	20,987

Total (including joint ventures)	63,504	71,393

Total building sites owned	37,609	35,547
Total building sites optioned or subject to contract	13,196	26,630
Total joint venture lots	12,699	9,216

Total (including joint ventures)	63,504	71,393

Completed and unsold homes:
Consolidated	623	247
Joint ventures	5	—

Total (including joint ventures)	628	247

Homes under construction:
Consolidated	5,657	7,649
Joint ventures	718	374

Total (including joint ventures)	6,375	8,023

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

Three and Nine Month Periods Ended September 30, 2006 Compared to Three and Nine Month Periods Ended September 30, 2005

Overview

Net income for the 2006 third quarter decreased 68 percent to $30.8 million, or $0.47 per diluted share, compared to $96.4 million, or $1.37 per diluted share, for the year earlier period. The decrease in net income was driven primarily by a 70 percent decrease in homebuilding pretax income to $45.8 million, which was partially offset by a 290 basis point decrease in our effective tax rate. For the nine months ended September 30, 2006, net income decreased 22 percent to $222.1 million, or $3.31 per diluted share, compared to $286.1 million, or $4.09 per diluted share, for the year earlier period. The decrease in net income was driven primarily by a 23 percent decrease in homebuilding pretax income to $352.6 million. Our results for the three and nine months ended September 30, 2006 include non-cash pretax inventory impairment charges and deposit and capitalized preacquisition cost write-offs totaling $58.7 million and $79.9 million, or $0.55 and $0.74 per diluted share after tax, respectively, which is discussed in more detail below.

The decrease in homebuilding pretax income and net new orders during the third quarter of 2006 reflected more challenging housing market conditions. The changing market tone that surfaced at the end of 2005 has continued to evolve through the third quarter of 2006 and is negatively impacting most of our major markets across the country. We are experiencing the effects of growing levels of both new and existing home inventories, a higher interest rate environment, reduced affordability, and weaker homebuyer confidence. All of these conditions have resulted in lower sales rates and higher levels of cancellations, which have given rise to a greater use of incentives and other forms of discounting.

For the twelve-month period ended September 30, 2006, our return on average stockholders’ equity was 21.3 percent, which represented an 880 basis point reduction over the prior year rate. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including our return on average stockholders’ equity, in both its strategic decision making and day-to-day management of operations.

Results of operations for the three and nine months ended September 30, 2006 include the results of our Bakersfield, California operations acquired during the first quarter of 2005 and our San Antonio, Texas operations, which we commenced as a start-up in March 2005 and supplemented through the acquisition of a local homebuilder in the third quarter of 2005.

Our updated outlook for 2006 reflects our operating results to date combined with our backlog at September 30, 2006, as well as the expected impact of slowing new order activity and increased cancellations. For the year, we are targeting approximately 10,200 to 10,300 new home deliveries, excluding 350 joint venture deliveries, and homebuilding revenues of approximately $3.8 billion.

Homebuilding

Homebuilding pretax income for the 2006 third quarter decreased 70 percent to $45.8 million from $153.3 million in the year earlier period. The decrease in pretax income was driven by an 11 percent decrease in homebuilding revenues to $834 million, an 800 basis point lower homebuilding gross margin percentage, a 170 basis point increase in our selling, general and administrative (“SG&A”) rate, an $8.5 million decrease in joint venture income and a $2.1 million increase in other expense. Our homebuilding operations for the 2006 third quarter include a non-cash pretax inventory impairment charge of $47.7 million, which is included in cost of sales, a $1.0 million pretax inventory impairment charge related to one of our unconsolidated joint ventures, which was included in joint venture income, and a $10.0 million pretax charge related to the write-off of option deposits and preacquisition costs for abandoned projects, which is included in other expense.

For the nine months ended September 30, 2006, homebuilding pretax income decreased 23 percent to $352.6 million compared to $456.6 million in the year earlier period. This decrease was driven by a slight decrease in homebuilding revenues, a 150 basis point lower homebuilding gross margin percentage, a 160 basis point increase in our SG&A rate and an $18.4 million increase in other expense. Our homebuilding operations for the nine months ended September 30, 2006 include a non-cash pretax inventory impairment charge of $52.6 million, which is included in cost of sales, a $1.0 million pretax inventory impairment charge related to one of our unconsolidated joint ventures, and a $26.3 million pretax charge related to the write-off of option deposits and preacquisition costs for abandoned projects, which is included in other expense.

Homebuilding revenues for the 2006 third quarter decreased 11 percent to $834.1 million from $936.7 million last year. The decrease in revenues was primarily attributable to an 18 percent decrease in new home deliveries (exclusive of joint ventures), partially offset by a 9 percent increase in our consolidated average home price to $368,000.

The 18 percent decrease in new home deliveries companywide was influenced by the following regional changes. During the 2006 third quarter, we delivered 505 new homes in California (exclusive of joint ventures), a 30 percent decrease from the 2005 third quarter. Deliveries were off 7 percent in Southern California to 396 new homes (excluding 1 joint venture delivery) reflecting the slowdown in order activity earlier this year, combined with an increase in the region’s cancellation rate during the same time period.

Deliveries were down 63 percent in Northern California to 109 new homes (excluding 29 joint venture deliveries) and primarily reflects the slowdown in new home demand that began to surface in the region in the second half of 2005.

In the Southwest, we delivered 904 new homes (exclusive of joint venture) in the third quarter of 2006 compared to 905 new homes (exclusive of joint venture) in the 2005 third quarter. We delivered 362 homes (excluding 9 joint venture deliveries) during the 2006 third quarter in Arizona, a 26 percent decrease from the 2005 third quarter. The lower level of new home deliveries was due to a weakening in housing demand which surfaced last year as well as a significant jump in the Phoenix division’s cancellation rate during the second and third quarters of 2006. New home deliveries were up 42 percent in Texas to 440 new homes, driven by improved market conditions in Dallas and Austin earlier in the year, combined with the delivery of 173 homes from our San Antonio division, which began delivering homes in August 2005. Deliveries were off 6 percent in Colorado to 102 new homes for the quarter.

During the 2006 third quarter, we delivered 845 new homes in the Southeast (exclusive of joint venture), a 25 percent decrease from the 2005 third quarter. In Florida, we delivered 583 new homes in the third quarter of 2006, representing a 34 percent year-over-year decline. The lower Florida delivery total was due to a weakening in housing demand beginning last year combined with an increase in the state’s cancellation rate. In the Carolinas, deliveries were up 6 percent to 262 new homes driven by an increase in deliveries in Charlotte, offset in part by a decrease in deliveries in Raleigh.

Homebuilding revenues for the nine months ended September 30, 2006 decreased slightly to $2.72 billion compared to $2.73 billion for the year earlier period. The decrease in revenues was primarily due to a 6 percent decrease in deliveries (exclusive of joint ventures) to 7,404 new homes, partially offset by a 5 percent increase in our consolidated average home price to $365,000.

During the 2006 third quarter, our average home price increased 9 percent to $368,000. Our regional average home prices changed as follows. Our average home price in California was $737,000 for the third quarter of 2006, a 12 percent increase from the year earlier period. The higher average home price was primarily due to a greater delivery mix of more expensive homes from our Orange County, Ventura and San Diego divisions in Southern California.

Our average home price in the Southwest was $261,000 for the third quarter of 2006, a 14 percent increase from the year earlier period. Our average price in Arizona was up 41 percent to $305,000, primarily reflecting the strong level of price appreciation experienced in Phoenix during most of 2005. Our average price of $210,000 in Texas was virtually flat with the prior year average home price.

Our average home price in the Southeast was $261,000 for the third quarter of 2006, a 17 percent increase from the year earlier period. Our average price in Florida was up 20 percent from the year ago period to $289,000, and primarily reflects the impact of general price increases experienced throughout the state in 2005 and, to a lesser degree, a shift in product mix. Our average price was up 22 percent in the Carolinas and primarily reflected a change in delivery mix towards larger, more expensive homes and, to a lesser degree, general price appreciation.

Our 2006 third quarter homebuilding gross margin percentage was down 800 basis points year-over-year to 19.1 percent. The 2006 third quarter gross margin reflects a $47.7 million inventory impairment charge, which related to projects in California, Florida and Nevada. Excluding the inventory impairment charge, our homebuilding gross margin would have been 24.8 percent, or down 230 basis points year-over-year. Our regular quarterly project budget update and inventory impairment analysis could lead to additional charges if market conditions change, projects need additional incentives to sell homes or we are not able to achieve our projected absorption rate. The decrease in the year-over-year gross margin percentage, as adjusted for the inventory impairment charge, was driven primarily by lower gross margins in Southern and Northern California offset, in part, by a higher gross margin percentage in Arizona. Our gross margin percentage was down slightly in Florida. In addition, margins in the Carolinas and Texas continued to improve. The higher gross margin percentage in Arizona reflected our ability to raise home prices during most of 2005 as a result of healthy housing demand during the year while the lower margins in California and Florida reflect the softer market conditions that surfaced last year.

Selling, general and administrative expenses (including corporate G&A) for the 2006 third quarter increased 170 basis points to 13.4 percent of homebuilding revenues and compared to 11.7 percent for the same period last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was primarily due to: (1) increased levels of sales and marketing expenses, including outside sales commissions and advertising, needed to generate sales in light of the general slowdown in new housing demand in our largest markets, (2) the shifting geographic mix of our deliveries where our non-California operations generally incur higher levels of SG&A expenses as a percentage of revenues, and (3) overhead incurred in connection with our start-up operations in Bakersfield and the Central Valley of California and Las Vegas. These increases were partially offset by a decrease in incentive-based compensation.

Income from unconsolidated joint ventures was down $8.5 million for the 2006 third quarter to $5.2 million. For the quarter, approximately $4.1 million of joint venture income was generated from land sales to other builders while $1.1 million was generated from new home deliveries. Deliveries from our unconsolidated homebuilding joint ventures totaled 40 new homes in the 2006 third quarter versus 58 last year.

Other expense for the 2006 third quarter included a pretax charge of approximately $10.0 million related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions, and any decision to abandon additional transactions could lead to additional deposit and capitalized preacquisition cost write-offs.

Our effective income tax rate for the 2006 third quarter was 34.9 percent versus 37.8 percent for the year earlier period. The lower tax rate was attributable to the better than anticipated impact of the IRC Section 199 Domestic Production Activities Deduction, which was effective for tax years beginning in 2005. Going forward, we anticipate that our effective income tax rate will be in the range of 37 percent to 38 percent.

Net new orders companywide (excluding joint ventures) for the third quarter of 2006 totaled 1,200 homes, a 58 percent decrease from the 2005 third quarter, while gross orders were off 32 percent year-over-year. Our consolidated cancellation rate for the 2006 third quarter was 50 percent of gross orders during the quarter compared to 18 percent last year, while our cancellation rate as a percentage of beginning backlog for the quarter was 22 percent compared to 9 percent last year. The overall decline in unit orders resulted from the continued slowing of demand for homes in our three largest markets, California, Florida and Arizona. The declining level of demand in these markets is generally attributable to reduced housing affordability, higher mortgage interest rates and increased levels of new and existing homes for sale. These conditions have also contributed to an erosion of homebuyer confidence in these markets.

Net new orders in California (excluding joint ventures) for the third quarter of 2006 totaled 252 homes, a 70 percent decrease from the 2005 third quarter. Net new home orders were off 72 percent year-over-year in Southern California on a 28 percent higher average community count. The lower level of sales activity in Southern California was due to: (1) a deterioration in buyer demand across all divisions in the region and (2) a more than doubling of our cancellation rate. In Northern California, net new home orders were down 59 percent on a 67 percent higher average community count. Like Southern California, the year-over-year decrease during the quarter reflected a continued decline in demand for new homes, which began in the latter half of 2005, combined with a 50 percent increase in the region’s cancellation rate.

Net new orders in the Southwest (excluding joint ventures) for the third quarter of 2006 totaled 513 homes, a 48 percent decrease from the 2005 third quarter. In Arizona, net new home orders were down 74 percent on a 93 percent higher average community count. The Phoenix market is experiencing extremely challenging market conditions for new and existing homes as evidenced by the continued surge in our cancellation rate during the 2006 third quarter and the increasing need for meaningful incentives to sell homes. Net new orders were down 17 percent in Texas on a 28 percent higher average community count. In Colorado, net new orders were down 44 percent on a 25 percent higher community count. Housing market conditions in our Texas markets have slowed somewhat recently but still are at relatively healthy levels, while housing market conditions in Colorado remain challenging.

Net new orders in the Southeast (excluding joint venture) for the third quarter of 2006 totaled 435 homes, a 59 percent decrease from the 2005 third quarter. Net new home orders were down 74 percent in Florida on a flat community count. The following factors contributed to the year-over-year decrease in Florida order activity: (1) further deterioration in buyer demand and (2) a fourfold increase in our cancellation rate. Net new orders were down 17 percent in the Carolinas on an 11 percent higher community count. Housing market conditions in our Carolina markets have also slowed recently but still appear to be at relatively healthy levels.

The 2006 third quarter backlog of 4,426 presold homes (excluding 255 joint venture homes) was valued at $1.6 billion (excluding $141 million of joint venture backlog), a decrease of 39 percent from the September 30, 2005 backlog value, reflecting the slowdown in order activity during 2006, including the increase in our cancellation rate, particularly in the second and third quarters of 2006.

We ended the quarter with 213 active selling communities (excluding 11 joint venture communities), a 20 percent increase over the year earlier period. We are projecting to open approximately 15 new communities during the 2006 fourth quarter for a full year total of 88 compared to 92 last year. The revised new community opening target for the year reflects downward adjustments in almost all of our markets primarily as a result of the meaningful slowing of housing demand in our three largest markets. We are targeting approximately 220 communities by the end of 2006, representing a 22 percent year-over-year increase.

Financial Services

In the 2006 third quarter, our financial services subsidiary generated pretax income of $881,000 compared to $862,000 in the year earlier period. The slight increase in profitability was driven primarily by an increase in margins (in basis points) on loans sold, which was partially offset by a slightly lower level of loan sales due primarily to a decrease in new home deliveries and a decline in the amount of net interest income earned on loans held for sale.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 42 percent to $394,000. The lower level of joint venture income was due to the declining level of new home deliveries combined with the transition this year of our Colorado operations from a joint venture arrangement to our wholly owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public and private term note offerings and by our bank revolving credit facility and bank term loans, land option contracts, joint venture financings, land seller notes, assessment district bond financings, and through the sale of our common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of employee stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities and internally generated funds. Based on our current business plan, we believe these sources of cash should be sufficient to finance our current working capital requirements and other needs. However, if sales were to continue at current rates of absorption or the current challenging market conditions were to deteriorate further, additional liquidity could be required to fund higher than anticipated inventory levels. In addition, one or more of these liquidity sources may become inaccessible as a result of general market conditions or as a result of any deterioration in our financial condition (including any inability to comply with one or more of the financial covenants contained in our senior debt obligations).

During the nine months ended September 30, 2006, our homebuilding debt increased by approximately $737.3 million. These funds, in addition to cash flow from operations and cash balances available at the beginning of the period, were used to finance our $588.4 million increase in homebuilding assets as well as fund $104.7 million in stock repurchases and $7.9 million in dividends paid during the period. The increased investment in our homebuilding operations was made to support our current operations and long-term growth initiatives; however, in light of the recent slowing in the housing market, we have intensified our effort to manage our cash flows, including slowing our construction starts and reducing our capital outlays for new land purchases.

An important focus of management is controlling our leverage. Careful consideration is given to balancing our desire to further our strategic long-term growth initiatives while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our leverage has generally fluctuated over the past several years in the range of 45 percent to 55 percent (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, acquisitions of other homebuilders and changes in demand for new homes, including an increase in our cancellation rate.

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

The revolving credit facility contains financial covenants, including the following:

•	a covenant that, as of September 30, 2006, requires us to maintain not less than $1,372.7 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses);

•	a leverage covenant that prohibits any of the following:

•	our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0;

•	our ratio of the carrying value of unsold land (land that has not yet undergone vertical construction and has not been sold to a homebuyer or other third party) to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0;

•	an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0; and

•	a covenant that limits our investments in joint ventures.

These covenants, as well as a borrowing base provision, limit the amount we may borrow or keep outstanding under the revolving credit facility and from other sources. At September 30, 2006, we had $593.8 million of borrowings outstanding and had issued approximately $76.7 million of letters of credit under the revolving credit facility. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. The increase in the balance since December 31, 2005 was primarily due to the timing of land purchases and seasonal working capital needs as well as due to the decline in new home deliveries and homebuilding revenues from the year earlier period. Our ability to renew and extend the term of this revolving credit facility in the future is dependent upon a number of factors, including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

On May 5, 2006, we entered into a $100 million Senior Term Loan A (“Term Loan A”) and a $250 million Senior Term Loan B (“Term Loan B” and collectively with Term Loan A, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as the Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The financial covenants contained in the Term Loans require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio and not to exceed a debt to equity ratio. The Term Loan A also limits our investments in joint ventures and contains a maximum ratio of unsold land to net worth. The Term Loans bear interest at LIBOR based pricing. The Term Loan A LIBOR spread adjusts based on our quarterly leverage level, while the Term Loan B has a fixed interest rate spread of 150 basis points over LIBOR. In May 2006, we entered into interest rate swap agreements that effectively fixed the 3-month LIBOR rates for the Term Loans at 5.45 percent and 5.53 percent, respectively, for our Term Loan A and Term Loan B. As of September 30, 2006, the all-in interest rates, after giving effect to the interest rate swaps, on our Term Loan A and Term Loan B were 6.73 percent and 7.03 percent, respectively. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings but at a minimum are paid quarterly. The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

As of and for the nine months ended September 30, 2006, we were in compliance with the covenants contained in our revolving credit facility, Term Loans, and senior and senior subordinated notes. Our ability to borrow under our revolving credit facility is contingent upon our continued compliance with its covenants, including the interest coverage ratio, which is currently being negatively impacted by slowing market conditions. If we were to fail to comply with any of the covenants contained in the revolving credit facility and were unable to obtain a waiver for the non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the revolving credit facility and our other debt instruments could be accelerated.

We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio, could result in a credit ratings downgrade, a change in outlook, otherwise increase our cost of borrowing, or adversely affect our ability to obtain necessary funds.

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At September 30, 2006, we had approximately $73.4 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a direct repayment obligation.

We utilize three mortgage credit facilities to fund mortgage loans originated by our financial services subsidiary with a total aggregate commitment of $170 million. During certain periods, one of the mortgage credit facilities provides for additional borrowing capacity ranging from $30 million to $90 million, which is not included in the total aggregate commitment amount above. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants and have maturity dates, if not renewed, ranging from November 30, 2006 to April 30, 2007. At September 30, 2006, we had approximately $95.9 million advanced under these mortgage credit facilities.

We paid approximately $7.9 million, or $0.12 per common share, in dividends to our stockholders during the nine months ended September 30, 2006. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and Term Loans impose restrictions on the amount of dividends we may be able to pay. On October 25, 2006, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend will be paid on November 22, 2006 to stockholders of record on November 8, 2006.

During the nine months ended September 30, 2006, we issued 330,928 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $2.0 million.

On July 26, 2006, our Board of Directors authorized a new $50 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2006 through July 25, 2006, we repurchased approximately 3.3 million shares of common stock for approximately $104.7 million under our previously authorized stock repurchase plans. Through November 1, 2006, no shares have been repurchased under our new stock repurchase plan.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. At September 30, 2006, we had cash deposits and letters of credit outstanding of approximately $37.6 million and capitalized preacquisition and other development and construction costs of approximately $24.8 million relating to land purchase contracts having a total remaining purchase price of approximately $427.2 million. Approximately $73.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will effectively forfeit should we not exercise the option. At September 30, 2006, we had cash deposits and letters of credit outstanding of approximately $57.8 million and capitalized preacquisition and other development and construction costs of approximately $16.8 million relating to option contracts having a total remaining purchase price of approximately $732.8 million. Approximately $66.1 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

We incurred pretax charges of $10.0 million and $26.3 million for the three and nine month periods ended September 30, 2006, respectively, related to write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other expense in the accompanying condensed consolidated statements of income. We continue to evaluate the terms of open land option and purchase contracts in light of slower market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At September 30, 2006, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,352.1 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets, and equity that totaled $948.4 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At September 30, 2006, approximately $620.4 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable). During the three and nine month periods ending September 30, 2006, we were not required to make any remargin payments under these loan-to-value maintenance agreements. However, if the assumptions we made concerning construction completion costs change or deteriorating market conditions cause a reduction in the value of the property securing a loan, we could be required to make remargin payments in the future.

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At September 30, 2006, our joint ventures had approximately $180.4 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Accounting Pronouncements

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 16, 2006 and will be effective for our December 31, 2006 year end. We do not believe the adoption of SAB 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. Prior to January 1, 2006, we accounted for all stock-based awards granted, modified or settled after December 31, 2002 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Grants made prior to January 1, 2003 were accounted for under APB 25. The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the nine months ended September 30, 2006, as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. As a result, we reclassified $2.5 million of excess tax benefits as financing cash inflows in our condensed consolidated statement of cash flows for the nine months ended September 30, 2006. In accordance with SFAS 123R, no reclassification was made to our condensed consolidated statements of cash flows for excess tax benefits for the nine months ended September 30, 2005.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity and, as a result, consolidation of the entity may be required. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and was effective for our fiscal year beginning January 1, 2006 for all other entities. The initial adoption of EITF 04-5 for new entities formed after June 29, 2005, and the adoption for new entities formed prior to June 29, 2005 did not have a material impact on our financial position. Furthermore, since we recognize our proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-5 did not impact our consolidated net income.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based Term Loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2006. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our Term Loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets at September 30, 2006. The related income or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss). We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage. As of September 30, 2006, we have recorded cumulative after-tax other comprehensive loss of $6.1 million relating to the swap agreements. The estimated fair value of the swap agreements, based on current market rates, approximated $6.1 million, net of taxes of $3.3 million at September 30, 2006 and are included in accrued liabilities.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, SPH Mortgage and Home First Funding. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal. As of September 30, 2006, Family Lending held approximately $18.9 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of September 30, 2006, Family Lending had approximately $178.8 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, of which approximately $157.6 million were hedged by forward sale commitments of mortgage-backed securities.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding:

•	a slowdown in demand and a decline in new home orders;

•	our focus on generating strong financial returns;

•	our outlook and expected deliveries and revenues;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	expected new community openings and active communities;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources and ability to access additional capital;

•	long-term growth initiatives;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	our expected return on equity and its impact on our outstanding 2006 performance share awards;

•	the potential for additional inventory impairment charges and write-offs of option deposits and capitalized preacquisition costs;

•	future warranty costs;

•	our expected gross margins;

•	our anticipated income tax rate;

•	our ability to extend, renew or make additional borrowings under the revolving credit facility;

•	our ability to exercise the revolving credit facility accordion feature, subject to certain conditions;

•	our intent to renew or replace our mortgage credit facilities;

•	expected common stock dividends;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations;

•	our exposure to market risks, including fluctuations in interest rates;

•	the estimated fair value of our swap agreements and our expectation that they will have no impact on future earnings;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

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

The homebuilding industry has historically been cyclical and we are now experiencing our first downturn in a number of years. Continuation of this downturn may result in a continuing reduction in our revenues and deterioration of our margins.

The homebuilding business has historically been cyclical and we are now experiencing our first downturn in a number of years. Prior to this downturn, we experienced significant price appreciation in many of our markets. This price appreciation, coupled with, among other things, rising interest rates and the recent tightening of mortgage loan underwriting standards, has resulted in the decreased affordability of new homes in many of our markets. If buyers are unable to afford new homes in these markets, prices will no longer increase or may decline, which will harm both our revenues and margins.

In addition, the significant price appreciation in many of our markets has led a number of homebuilders to significantly increase the production of new homes, led many speculators to purchase new homes with the hope of reselling these homes for quick profit, and led a number of existing homeowners to put their existing homes on the resale market. All of these actions have resulted in a meaningful increase in the supply of homes available for sale, making it more difficult for us to sell our homes and to maintain our profit margins.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned or repay or refinance our indebtedness.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing more money, for the future growth and development of our business or to fund our operations and inventory or to repay our indebtedness. In the current market downturn, we may need additional funds to finance rising inventory levels.

Our revolving credit facility, term loans and our note indentures impose restrictions on our operations and activities, limit the amount we can borrow under the revolving credit facility and from other sources (including through unconsolidated joint ventures), and require us to comply with certain financial covenants. The financial covenants include a minimum net worth requirement, a leverage limitation, a maximum ratio of unsold land to net worth, and a minimum interest coverage ratio. While we were in compliance with these financial covenants at September 30, 2006, certain of our financial ratios are being negatively impacted by current market conditions and there can be no assurance that we will remain in compliance with these ratios if slowing market conditions continue or worsen. If we were unable to comply with any one or more of these financial covenants, we could be precluded from incurring additional borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the facility, our term loans, and our note indentures could be accelerated in full.

In addition, a number of factors could affect our ability to access new debt or equity financing, including:

•	compliance with the financial and other covenants contained in our revolving credit facility and other debt instruments;

•	our financial condition, strength and credit rating;

•	the financial market’s confidence in our management team and financial reporting;

•	general economic conditions and the conditions in the housing sector; and

•	capital market conditions.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs, may become subject to additional restrictive financial and other covenants, and if our debt to capitalization ratio increases materially or we fail to comply with any of the financial covenants contained in our debt instruments, our debt may be downgraded by applicable rating agencies. We can give no assurance as to the terms or availability of additional capital, which may become unavailable as a result of general market conditions or as a result of any deterioration in our financial condition (including any inability to comply with one or more of the financial covenants contained in our senior debt obligations). If we are not successful in obtaining sufficient capital, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings and adversely impact our financial position and ability to pay our indebtedness.

We depend on the California market. Any adverse change in the economic climate of California could harm our sales and earnings.

Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in California and generate a disproportionate amount of our revenues and profits in the state. In addition, a significant portion of our business, revenues and profits outside of California are concentrated in Arizona and Florida. Demand for new homes, and in some instances home prices, have recently been declining in California, Arizona and Florida, negatively impacting our earnings and financial position. There can be no assurance that our earnings and financial position will not be further impacted if conditions in these markets continue or worsen.

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

In addition, the risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, such as the conditions we are currently experiencing which have resulted in write-downs of a number of our land positions and write-offs of certain of our land option deposits and preacquisition costs. In the event current market conditions continue to deteriorate or if other significant changes in economic or market conditions occur, we may have to write-down additional land holdings and work in progress, write-down or write-off goodwill recorded in connection with acquisitions, write-down our investments in unconsolidated joint ventures, write-off option deposits and preacquisition costs, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. Inventory carrying costs can be significant and can trigger asset impairments in a poorly performing project or market.

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

In addition, as a result of the recent market downturn, some of our larger competitors are aggressively liquidating land and new home inventories by selling homes at significantly reduced prices. At the same time we are competing with lower priced new homes, we are also competing with the resale of existing homes, rental homes, and “almost new” homes owned by speculators seeking to exit the market. The supply of lower priced new homes, existing homes, rental homes, and “almost new” homes in many of the locations in which we operate has increased significantly in recent months. An oversupply of attractively priced new homes, resale homes, rental homes, and “almost new” homes in the markets in which we operate will adversely affect our ability to sell homes profitably.

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

In addition, our operations are subject to the Real Estate Settlement Procedures Act (“RESPA”) and its regulations, which, among other matters, prohibits giving or accepting any thing of value for referrals of settlement services (including mortgage lending and title services) in connection with certain loans. Notwithstanding this prohibition, RESPA permits payment provided that the payment bears a reasonable relationship to the value of the services actually performed. Although we believe that our settlement service arrangements comply with all applicable laws, including RESPA, there can be no assurance that a court or regulatory agency will not take a contrary position and find that payments we receive do not bear a reasonable relationship to the value of the services performed.

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

Our long-term growth strategy includes expanding and diversifying geographically through strategic acquisitions. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, should the acquired operations not perform as anticipated, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including:

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

We currently have a significant amount of debt. As of September 30, 2006, our total consolidated indebtedness was approximately $2,401.5 million (excluding trade payables). As of that date, our Adjusted Homebuilding Debt (which is included in total consolidated indebtedness) was approximately $2,265.7 million (which excludes trade payables, $95.9 million of indebtedness relating to our mortgage operations and $39.9 million of indebtedness included in liabilities from inventories not owned). In addition, subject to the restrictions in our revolving credit facility and our note indentures, we may incur significant additional indebtedness. The amount of additional debt we can incur under these restrictions varies over time based on a number of factors, including changes in interest rates, our tangible net worth, and the value and composition of our real estate inventory. In addition, the amount of additional debt we can incur as of a particular date is dependent, in part, on the use of the proceeds of the additional borrowing. Thus any calculation of the amount of additional debt we can incur under these restrictions requires various assumptions and is subject to change. As of

September 30, 2006, making assumptions that would result in the largest figure, the amount of additional senior debt we could have incurred under these restrictions was approximately $1.6 billion. This calculation is based on a number of assumptions and only reflects the amount of senior debt that we could incur without violating the restrictions in our revolving credit facility and indentures and is not intended as an indication of the amount of additional borrowing that we could in fact obtain from third parties. There is no guarantee that this amount of additional borrowings, or any amounts, would be available to us. In the event such amounts were available to us, and if the borrowing of such additional amounts materially altered our debt to capitalization ratio, our debt would likely be downgraded by applicable rating agencies making it more difficult and more expensive to incur additional debt. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

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

Our unconsolidated joint ventures also have significant amounts of debt and will likely incur additional debt. At September 30, 2006, our unconsolidated joint ventures had borrowings outstanding of approximately $1,352.1 million. Under credit enhancements that we typically provide with respect to joint venture borrowings, we could be required to make additional investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce these outstanding borrowings. This could occur if the assumptions we made concerning construction completion costs turn out to change or if deteriorating market conditions, such as those we are currently experiencing, cause a reduction in the value of the property securing the loan. If we were required to make such additional investments in amounts that exceed those permitted under our revolving credit facility or indentures, this could cause a default under the revolving credit facility or the indentures and could cross-default one or more of our joint venture financing arrangements. If we decide not to make an additional investment that we are required to make, in addition to being in default pursuant to the terms of the credit enhancement and applicable joint venture financing arrangement, our equity interest in the applicable joint venture would likely be diluted in accordance with the terms of the joint venture’s operating agreement, which could result in an impairment of our investment which in turn would result in a charge that would negatively affect our operating results.

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

At the October 26, 2006 meeting of the Company’s Board of Directors (the “Board”), the Board decided to modify the Company’s existing Change in Control program to (i) limit the plan participants to the Company’s nine Executive Officers, and (ii) to cap payments to plan participants to prevent payments that would be taxed as “excess parachute payments” under the Internal Revenue Code. The Board decided to make these changes in order to reduce the total cost of the program. The Company has provided notice to all plan participants indicating that the current Change in Control Agreements will be permitted to expire on November 30, 2006.

Effective December 1, 2006, the Company will enter into new Change in Control Agreements with its nine Executive Officers. These agreements will provide for the payment of severance benefits to the Executive Officer in the event of termination of his or her employment in connection with a change of control of the Company. The severance benefits are payable if the Company terminates the employment of the Executive Officer without cause or the Executive Officer voluntarily terminates his or her employment for good reason (generally consisting of adverse changes in responsibilities, compensation, benefits or location of work place) within two years after a change of control or prior to and in connection with, or in anticipation of, such a change.

The severance benefits generally consist of (1) a lump sum payment equal to two times the executive officer’s annual base salary and two times his or her average annual bonus and incentive compensation determined over the three prior years; and (2) continuation for two years of the Company life, health and disability insurance (without an exclusion for pre-existing conditions), car allowance and any cash-in-lieu payments. Unlike the current arrangement, the benefits provided by the new change in control agreements will be capped to prevent payments to the Executive Officer that would be taxed as “excess parachute payments” under the Internal Revenue Code. As Chief Executive Officer, Mr. Scarborough’s agreement provides for payments equal to three times his base salary and average annual bonus, and the continuation of benefits for three years, subject to the cap described above.

In addition, each of the Company’s Executive Officers has been granted stock options, restricted stock, and performance awards pursuant to the terms of the Company’s various Stock Incentive Plans. These awards will vest upon a change of control of the Company pursuant to the terms of the awards as well as pursuant to the change in control agreements described above.

ITEM 6.	EXHIBITS

10.1	Form of Change in Control Agreement between the Registrant and Stephen J. Scarborough.

10.2	Form of Change of Control Agreement between the Registrant and each of Michael C. Cortney, Andrew H. Parnes, Clay A. Halvorsen, Jari L. Kartozian, Scott D. Stowell, Kathleen R. Wade, Douglas C. Krah, and Bruce F. Dickson.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 1, 2006	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chairman of the Board of Directors and Chief Executive Officer

Dated: November 1, 2006	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes Executive Vice President – Finance and Chief Financial Officer