Form 10-K
period 2006-12-31
STANDARD PACIFIC CORP /DE/
filed 2007-02-23
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(949) 789-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value (and accompanying Preferred Share Purchase Rights)	New York Stock Exchange

6 1/4% Senior Notes due 2014 (and related guarantees)	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,652,859,237.

As of February 16, 2007, there were 64,734,696 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

We are a leading geographically diversified builder of single-family attached and detached homes. We construct homes within a wide range of price and size targeting a broad range of homebuyers. We have operations in major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada and have built homes for more than 93,000 families during our 41-year history.

We embarked upon a successful geographic expansion plan eight years ago and are now operating in six of the top seven states and 16 of the top 25 markets in the country. We currently build and sell homes in the following markets:

Markets	Year Entered
Orange County, California	1966
San Francisco, Oakland, San Jose, Monterey	1972
San Diego, Ventura	1973
Dallas, Fort Worth	1984
Austin	1993
Phoenix	1998
Denver, Fort Collins, San Bernardino/Riverside	2000
Charlotte, Fort Lauderdale, Fort Myers, Miami, Orlando, Palm Beach, Raleigh/Durham, Tampa, Sarasota	2002
Jacksonville, Los Angeles, Sacramento	2003
Tucson	2004
Bakersfield, Central Valley of California, Las Vegas, San Antonio, Chicago (joint venture)	2005

In 2006, the percentages of our home deliveries by state (excluding deliveries by unconsolidated joint ventures) were:

State	Percentage of Deliveries
California	26%
Florida	26
Arizona	15
Texas	19
Carolinas	10
Colorado	4

Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures: Family Lending Services, SPH Home Mortgage, Home First Funding, Universal Land Title of South Florida and SPH Title. For business segment financial data, including revenue, pretax income and total assets, see our consolidated financial statements included elsewhere in this report.

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

Strategy

Focus on Creating Stockholder Value

Over the long-term, we aim to create stockholder value through a balance of measured earnings growth, strong financial returns and the return of capital to stockholders through dividends and share repurchases. In the short-term, as a result of the current significant market slowdown, we believe that the best means of creating stockholder value is to focus on generating cash and paying down debt, thereby reducing our leverage to better position us to take advantage of the opportunities that are likely to arise when the market returns to healthier conditions.

We are implementing our short-term strategy through a combination of:

•	a pricing strategy designed to balance volume, profitability and cash flow generation;

•	adjusting housing starts and reducing capital outlays for land;

•	thoughtfully opening a limited number of new communities at current market prices to reduce land inventories and generate cash;

•	adjusting our fixed-cost structure through right-sizing our operations for adjusted sales volumes;

•	pursuing increased operating efficiencies to further leverage our overhead and reduce production costs and our cycle times; and

•	disposing of excess land inventory.

Long-Term Strategy

The main elements of our long-term strategy include:

Targeting a Broad Range of Homebuyers

We focus on the construction of single-family detached and attached homes (including condominiums) for use as primary residences, offering a wide range of products and price points (generally ranging from approximately $100,000 to over $2 million). The price points we serve in particular markets are flexible, changing based on local conditions and our management’s evaluation of the product segments in which we can be the most competitive and profitable.

Focusing on Growth in our Existing Markets

Our recent geographic expansion has provided the Company with what we believe is an enviable geographic footprint. Now successfully operating in six of the top seven states and 16 of the top 25 markets in the country, we intend to leverage our experienced local management teams and reputation for excellence to grow our share of these key markets.

Selective Geographic Expansion

While a large portion of our efforts will be directed at achieving greater market penetration within our existing geographic footprint, we also plan to continue to pursue acquisitions on a selective basis, targeting a limited number of key markets which we believe offer significant profit potential.

Developing Strategic Land Positions Consistent with our Business Plan

We take advantage of the long-standing relationships our division managers enjoy with local landowners and our strategic relationships with other builders, to secure favorable land positions at competitive prices. We evaluate and adjust the number of building sites we maintain at any point in time based on the short-term and long-term objectives required to achieve our business plan.

Leveraging our Experienced Management Team

Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. We leverage this strong knowledge base by providing significant autonomy to our local division managers, who are supported by the broader perspective provided by our regional presidents and other senior corporate managers.

Decentralizing Operational Functions

We foster a decentralized operating structure designed to capitalize on the experience and entrepreneurial abilities of our division presidents. Under this structure, our local division management team is charged with identifying land acquisitions, product development and other opportunities, which then are evaluated jointly with our corporate officers, who make the final decision regarding the opportunity. Thereafter, each division president conducts the operations of the division, including project planning, subcontracting and sales and marketing, with minimal input from our corporate office. The autonomy provided by this decentralized operating structure allows us to more quickly identify and capitalize on changing market conditions and new opportunities as they arise and also has proven to be an important element in recruiting and retaining experienced local managers.

Maintaining a Sound Financial Position

Supported by a substantial equity base, moderate leverage and a diversified debt structure, we seek to maintain a healthy balance sheet and ample liquidity. We are in the process of responding to recent market conditions which have had the impact of increasing leverage and reducing available liquidity. Our goal is to operate from a sound financial platform that will leave us well positioned to take advantage of attractive strategic opportunities as they arise.

Focusing on Cost Management

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

•

We seek to efficiently design each of our projects, obtain competitive bids for construction materials and labor, and use our 1Standard® national purchasing initiative to maximize our purchasing power to achieve favorable pricing and drive purchasing best practices throughout our organization.

•	We monitor and manage our homebuilding costs, inventory levels, margins, returns and other expenses through our management information systems.

Operations

We currently build homes through a total of 24 operating divisions. At December 31, 2006, we had 324 projects under development, of which 208 were actively selling (excluding unconsolidated joint ventures). We held or controlled an additional 70 projects for future development at December 31, 2006.

We build single-family detached and attached dwellings in a broad range of product and price points. For the year ended December 31, 2006, approximately 86 percent of our deliveries (excluding the Carolinas and unconsolidated joint ventures) were single-family detached dwellings. For the same period, 66 percent of our Carolina deliveries consisted of attached homes. Recently, we have expanded our focus in California to include more affordable housing opportunities, such as attached condominiums, townhomes and higher density urban infill housing.

Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from approximately $100,000 to over $2 million (including a small number of homes priced in excess of $3 million). Set forth below are our average selling prices of homes delivered during 2006:

State	Average Selling Price
California (excluding joint ventures)	$714,000
Florida	$279,000
Arizona (excluding joint venture)	$299,000
Carolinas	$193,000
Texas	$201,000
Colorado	$312,000

Land Acquisition, Development and Construction

In considering the purchase of land for our homebuilding operations, we review such factors as:

•	cost of land;

•	proximity to existing developed areas;

•	the reputation and desirability of the surrounding developed areas;

•	population growth patterns;

•	availability of existing utility services, such as water, gas, electricity and sewers;

•	proximity and quality of local schools;

•	employment rates and trends;

•	the expected absorption rates for new housing;

•	the environmental condition of the land;

•	transportation conditions and availability;

•	the estimated costs of development;

•	in the case of joint ventures, our ability to finance the project on commercially reasonable terms;

•	our land concentration and risk in the local market;

•	the supply and pricing of potentially competitive projects (including, to the extent determinable, potentially competitive projects that are in early planning stages);

•	inventory levels and sales rates of resale homes; and

•	the entitlement status of the property.

If all requisite material governmental agency approvals are not in place for a parcel of land or our local management team is unable to conclude that no material impediments exist to obtaining such entitlements, we seek to structure the land acquisition transaction to minimize our entitlement risk. Most often, we enter into a conditional agreement to purchase the parcel, making a deposit that is often refundable if the required approvals cannot be obtained. Closing of the land purchase is therefore generally made contingent upon satisfaction of conditions relating to the property and our ability to obtain all requisite approvals from governmental agencies within a reasonable period of time following closing. Depending on whether we are purchasing finished lots, raw land or partially developed land, our development work on a project may include obtaining any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities, and other improvements.

We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes. To control larger land parcels, we sometimes form land development joint ventures with strategic partners, such as other large homebuilders, land owners, land developers, and others and acquire a portion of the lots from the joint venture when developed.

We build, depending on the geographic market, on a lot-by-lot basis or in phases of 5 to 20 homes. When building on a phase basis, the number of homes built in the first phase of a project is based upon internal and external market studies. The timing and size of subsequent phases depends to a large extent upon sales rates experienced in the earlier phases and other market conditions. When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. However, where we have a larger concentration of relocation homebuyers or the general expectation of the local homebuyer is that they will be able to quickly move into their new home once they have made a purchase decision, we often commence construction prior to selling the home in an effort to have a targeted supply of completed and unsold homes and unsold homes under construction available for sale. As a result of the high cancellation rates we have experienced during the past year, we now have a supply of completed and unsold homes and unsold homes under construction in most of our markets that exceeds our targeted levels.

We act as a general contractor with our supervisory employees coordinating all work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning and design, and subcontractors are employed to perform all of the physical development and construction work on the project. We do not have long-term contractual commitments with any of our subcontractors, consultants or suppliers of materials. However, because of our market presence and long-term relationships, we generally have been able to obtain sufficient services and materials from subcontractors, consultants and suppliers, even during times of market shortages. These arrangements are generally entered into on a phase-by-phase or project-by-project basis at a fixed price after competitive bidding. We believe that the low fixed expense resulting from conducting our operations in this manner has been instrumental in enabling us to retain the necessary flexibility to react to increases or decreases in demand for housing.

Although the construction time for our homes varies from project to project depending on the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we can typically complete the construction of a home, depending on geographic region, in approximately four to nine months.

We typically use both our equity (including internally generated funds and proceeds from public equity offerings and proceeds from the exercise of stock options) and financing in the form of bank debt, proceeds from our public note offerings and other debt to fund land acquisitions and development and construction of our properties. We also utilize joint ventures and option structures with land sellers, other builders, developers and financial entities from time to time to procure land. In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. Generally, with the exception of purchase money trust deeds and joint ventures, we do not use project specific secured financing. In some markets, community development district, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads, sewers and schools.

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

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures are typically entered into with developers, other homebuilders, land sellers, and financial partners. Land development joint ventures are often used as a method of spreading the financial and market risks associated with developing larger projects and of gaining access to substantial lot positions in increasingly supply constrained markets. In both types of joint ventures, we typically leverage our equity investment by obtaining traditional bank project financing at the joint venture level. For the years ended December 31, 2006, 2005 and 2004, our unconsolidated joint ventures delivered 276, 283, and 274 homes, respectively. We expect our unconsolidated joint ventures to deliver approximately 800 to 850 homes in 2007. All of our joint ventures are with unrelated third parties who typically, along with us, make capital contributions to the venture. For financial reporting purposes, we record our share of earnings and losses from our unconsolidated joint ventures as they are generated from home or land sales to third parties. Our revolving credit facility and public notes limit our investment in unconsolidated joint ventures. Some of our more significant unconsolidated land development and homebuilding joint ventures are described below.

During 1997, our Orange County division entered into a joint venture to acquire land and develop a 3,470-acre master-planned community located in and adjacent to the south Orange County, California city of San Clemente. This joint venture has developed or plans to develop in phases finished lots for up to approximately 3,800 attached and detached homes, a championship golf course, and certain community amenities and commercial and industrial sites. In addition, the venture has two homebuilding projects consisting of approximately 150 lots, which are being constructed within the venture. As of December 31, 2006, we had purchased over 1,600 lots from the joint venture for construction and sale of homes by us, and the venture had less than 100 residential lots remaining to sell. As of December 31, 2006, we had a net investment of approximately $2.8 million in this joint venture, which represented our share of undistributed earnings.

In November 2002, our Northern California division entered into a joint venture with a local land developer to develop and deliver up to approximately 560 homes and 200 lots in American Canyon, California. As of December 31, 2006, we had purchased 200 lots from the joint venture for construction and sale of homes by us. Through the year ended December 31, 2006, the joint venture had delivered 272 homes. As of December 31, 2006, our net investment in this joint venture was approximately $13.5 million.

In March 2003, our Southern California Inland Empire division entered into a joint venture with a large regional homebuilder to develop approximately 2,640 finished lots in Menifee Valley Ranch, California. This joint venture will sell a portion of the finished lots to third party homebuilders with the balance of finished lots delivered to us and our partner for the construction and sale of homes. Development is underway and deliveries of finished lots commenced in April 2005. As of December, 31, 2006, we had purchased approximately 415 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 1,500 residential lots remaining to sell. As of December 31, 2006, our net investment in this joint venture was approximately $19.9 million.

In July 2003, our Southern California Inland Empire division entered into another joint venture with the same regional homebuilder to develop approximately 1,700 finished lots in Temecula, California. This joint venture will sell a portion of the finished lots to us and our partner with the remaining finished lots to be sold to other homebuilders for the construction and sale of homes thereon. As of December 31, 2006, substantially all of the lots had been sold to us, our partner and third parties. As of December 31, 2006, our net investment in this joint venture was approximately $4.8 million.

In June 2003, our San Diego division entered into a joint venture that is developing the Black Mountain Ranch master-planned community of Del Sur in San Diego, California. This joint venture plans to develop approximately 3,000 finished lots, certain community amenities, and commercial and industrial sites. Development is underway and deliveries of finished lots commenced in May 2005. We have the right to purchase up to approximately 1,500 finished lots from the joint venture at fair market value of which we had purchased approximately 190 lots from the joint venture for construction and sale of homes by us. The joint venture had approximately 2,400 residential lots remaining to sell as of December 31, 2006 and our net investment in this joint venture was less than $1 million.

In June 2003, our Orange County division entered into a joint venture with Unocal to develop 119 acres into approximately 650 finished lots in Brea, California. We have the option to purchase up to all of the residential lots at a fair market value to be determined at the time of lot delivery from the partnership. As of December 31, 2006, our net investment in this joint venture was approximately $12.6 million.

In February 2004, our Ventura division entered into a joint venture in Oxnard, California with two other national homebuilders to develop finished lots for up to approximately 1,800 attached and detached homes, certain community amenities and approximately 80 acres for commercial use. We have the right to purchase one-third of the residential lots. As of December 31, 2006, we had purchased approximately 135 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 800 residential lots remaining to sell. As of December 31, 2006, our net investment in this joint venture was approximately $31.3 million.

In November 2005, our Las Vegas division entered into a joint venture with three other homebuilders and one developer to acquire and develop a 2,675-acre master-planned community located in North Las Vegas, Nevada. This joint venture plans to develop 15,750 homes, along with parks, schools and other amenities. Construction is expected to begin in late 2007 and to continue over a six to eight year period. As of December 31, 2006, we had purchased approximately 750 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 9,300 residential lots remaining to sell. As of December 31, 2006, our net investment in this joint venture was approximately $43.7 million.

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

Our homes are typically sold during or prior to construction using sales contracts that are usually accompanied by a cash deposit, although some of our homes are sold after completion of construction. Purchasers are typically permitted for a limited time to cancel these contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met. A buyer’s liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer’s cash deposit.

During each of the years ended December 31, 2006, 2005 and 2004, we experienced cancellation rates of 37, 18, and 16 percent, respectively. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our housing starts plan to continuously match the level of demand for our homes. At December 31, 2006, 2005 and 2004, we had an inventory of completed and unsold homes of 798, 318, and 202 (excluding unconsolidated joint ventures), respectively.

Financial Services

Customer Financing

We offer mortgage financing to our homebuyers in substantially all of the markets in which we operate. Family Lending Services, Inc., our wholly owned subsidiary, offers mortgage financing in our California, South Florida, Texas, Arizona and Colorado markets. SPH Home Mortgage and Home First Funding, which are joint ventures with financial institution partners, offer mortgage financing to our Tampa, Southwest Florida and Carolina; and Orlando homebuyers, respectively.

The principal sources of revenues for these mortgage operations are fees generated from loan originations, net gains on the sale of loans and net interest income earned on loans during the period they are held prior to sale. In addition to being a source of revenues, these mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures.

Family Lending sells the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis (subject to our obligation to repay our gain on sale if the loan is prepaid by the borrower within a certain time period following such sale or to repurchase the loan if the borrower defaults on the loan within a specified period following the sale or if the purchaser’s underwriting guidelines are not met). Family Lending typically finances its loans held for sale through its mortgage credit facilities. SPH Home Mortgage and Home First Funding generally sell the loans they originate, on a non-recourse basis and with servicing rights released, to their respective financial institution partners.

Title Services

In Texas, we act as a title insurance agent and offer title examination services to our Texas homebuyers through our title service subsidiary, SPH Title, Inc. In South Florida, our title service joint venture, Universal Land Title of South Florida, provides title examination services and title insurance to our South Florida homebuyers.

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of February 16, 2007, are set forth below.

Name	Age	Position
Stephen J. Scarborough	58	Chairman of the Board and Chief Executive Officer
Michael C. Cortney	59	President; Director
Andrew H. Parnes	48	Executive Vice President—Finance and Chief Financial Officer; Director
Clay A. Halvorsen	47	Executive Vice President, General Counsel and Secretary
Jari L. Kartozian	47	Senior Vice President
Scott D. Stowell	49	President, Southern California Region
Kathleen R. Wade	53	President, Southwest Region
Douglas C. Krah	53	President, Northern California Region
Bruce F. Dickson	53	President, Southeast Region

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

Michael C. Cortney has served as President since May 2001 and was appointed to the Board of Directors in May 2000. From January 2000 until May 2001, Mr. Cortney served as Executive Vice President. Mr. Cortney served as Senior Vice President from January 1998 until December 1999. From 1985 until August 2000, Mr. Cortney also served as the President of our Northern California homebuilding division. Mr. Cortney joined the Company in 1982. Mr. Cortney is retiring from his officer and director positions with the Company, effective March 15, 2007.

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

Employees

At December 31, 2006, we had approximately 2,580 employees; of these, approximately 740 were executive, administrative and clerical personnel, 570 were sales and marketing personnel, 770 were involved in construction, 320 were involved in new home warranty, and 180 worked in the mortgage operations. None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.

We believe that our relations with our employees and subcontractors are good.

ITEM 1A.	RISK FACTORS

Set forth below are certain matters that may affect us.

An adverse change in general or local economic conditions could affect the demand for homes and reduce our earnings.

The residential homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in the local or regional markets in which we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a reduction in our revenues or deterioration of our margins.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or as credit quality declines.

The majority of our homebuyers finance their purchases through our financial services operations or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. If mortgage interest rates increase or mortgage loans become more difficult to obtain, the ability or willingness of prospective buyers to finance home purchases or to sell their existing homes may be adversely affected, which could adversely affect our operating results.

We are now experiencing our first downturn in a number of years. Continuation of this downturn may result in a continuing reduction in our revenues and deterioration of our margins.

We are now experiencing our first downturn in a number of years. Prior to this downturn, we experienced significant price appreciation in many of our markets. This price appreciation, coupled with rising interest rates, has resulted in the decreased affordability of new homes in many of our markets. If buyers are unable to afford new homes in these markets, prices will no longer increase or may decline, which will harm both our revenues and margins.

In addition, many of our competitors are aggressively liquidating land and new home inventories by selling homes at significantly reduced prices. At the same time we are also competing with the resale of existing homes, rental homes, and “almost new” homes owned by speculators seeking to exit the market. An increase in the number of mortgage loan defaults has also increased the supply of homes available for sale at reduced prices. All of these actions have resulted in a meaningful increase in the supply of homes available for sale, which may continue or increase, making it more difficult for us to sell our homes and to maintain our profit margins.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business depends substantially on our ability to obtain financing for the acquisition, development and construction of our residential communities and to provide bonds to ensure the completion of our projects. If we are unable to finance the development of our communities through our credit facility or other debt, or equity, or if we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected.

We may be unable to renew or extend our outstanding debt instruments when they mature.

We have a significant amount of debt. Our $1.1 billion senior credit facility which, as of December 31, 2006, had borrowings outstanding of $289.5 million, matures in August 2009. In addition, we have an aggregate of $1.45 billion in senior notes and term loans that mature between 2008 and 2015. We cannot assure that we will be able to extend or renew these debt arrangements on terms acceptable to us, or at all. If we are unable to renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources and financial condition.

We may be unable to maintain compliance with the financial covenants contained in our debt instruments.

Our revolving credit facility, term loans and our note indentures impose restrictions on our operations and activities, limit the amount we can borrow under the revolving credit facility and from other sources (including through unconsolidated joint ventures), and require us to comply with certain financial covenants. The financial covenants in our revolving credit facility, which are our most restrictive covenants, include a minimum net worth requirement, a leverage limitation, a maximum ratio of unsold land to net worth, and a minimum interest coverage ratio. While we were in compliance with these financial covenants at December 31, 2006, certain of our financial ratios are being negatively impacted by current market conditions and there can be no assurance that we will remain in compliance with these ratios if slowing market conditions continue or worsen. If we were unable to comply with any one or more of these financial covenants, we could be precluded from incurring additional borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the facility, our term loans, and our note indentures could be accelerated in full.

Our ability to implement our business plan could be adversely affected by a negative change in our credit rating.

Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to access capital on favorable terms. If any of the principal credit agencies were to downgrade our credit rating for any reason, it would become more difficult and costly for us to access the capital that is required in order to implement our business plan and achieve the objectives reflected in our business plan.

We depend on the California market and, to a lesser extent, the Arizona and Florida markets. An adverse change in any or all of these markets could harm our sales and earnings.

Although we have increased our geographic diversification in recent years, we still generate a significant amount of our revenues and profits in the state. In addition, a significant portion of our business, revenues and profits outside of California is concentrated in Arizona and Florida. Demand for new homes, and in some instances home prices, have recently been declining in California, Arizona and Florida, negatively impacting our earnings and financial position. There can be no assurance that our earnings and financial position will not be further impacted if the challenging conditions in these markets continue or worsen.

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

The risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, such as the conditions we are currently experiencing which have resulted in impairments of a number of our land positions and write-offs of certain of our land option deposits and preacquisition costs. In the event current market conditions continue to deteriorate, our competition adjusts their pricing strategy or if other significant adverse changes in economic or market conditions occur, we may have to impair additional land holdings and work in progress, write-down or write-off goodwill recorded in connection with acquisitions, write-down our investments in unconsolidated joint ventures, write-off option deposits and preacquisition costs, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market.

Our success also depends in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. Should suitable land opportunities become less available, it could limit our ability to develop new communities, increase land costs and negatively impact our sales and earnings.

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

Our mortgage operations are also subject to intense competition from other mortgage lenders, many of which are substantially larger and may have a lower cost of funds or effective overhead burden than our lending operations. We also compete with mortgage brokers. This competition can intensify during periods of rising interest rates as refinance business diminishes.

The design and construction of high density urban homebuilding projects present unique challenges, and we have less experience in this business.

In recent years we have expanded our homebuilding business to include high-density urban infill projects. Such projects present challenges in development, construction, and marketing that are different than our traditional operations and we have less experience designing, constructing and selling these types of projects. Our inexperience could harm us, causing our overall results of operations to be adversely affected.

Labor and material shortages could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified trades people, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results.

Severe weather and other natural conditions or disasters may disrupt or delay construction.

Severe weather and other natural conditions or disasters, such as earthquakes, landslides, hurricanes, tornadoes, droughts, floods, heavy or prolonged rain or snow, and wildfires can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes.

We are subject to extensive government regulation, which can increase costs and reduce profitability.

Our homebuilding operations are subject to extensive federal, state and local regulation, including environmental, building, worker health and safety, zoning and land use regulation. This regulation affects all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:

•	permitted land uses, levels of density and architectural designs;

•	the installation of utility services, such as water and waste disposal;

•	the dedication of acreage for open space, parks, schools and other community services; and

•	the preservation of habitat for endangered species and wetlands.

The approval process can be lengthy, can be opposed by consumer or environmental groups, and can cause significant delays or permanently halt the development process. Delays or a permanent halt in the development process can cause substantial increases to development costs or cause us to abandon the project and to sell the affected land at a potential loss, which in turn could harm our operating results.

In addition, new housing developments, including in California where a significant portion of our business is conducted, are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales.

Our mortgage operations are also subject to federal, state, and local regulation, including eligibility requirements for participation in federal loan programs and various consumer protection laws. Our title insurance agency operations are subject to applicable insurance laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the consumer.

We are subject to product liability and warranty claims arising in the ordinary course of business, which can be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be adequate to cover all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions

(particularly in markets where we include our subcontractors on our general liability insurance), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Additionally, the coverage offered by and availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted or become more costly.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in numerous unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest. Our participation in these types of joint ventures has increased over time and will likely continue to represent a meaningful portion of our business. At December 31, 2006, we had invested an aggregate of $310.7 million in these joint ventures, which had borrowings outstanding of approximately $1,256.4 million.

While these joint ventures provide us with a means of accessing larger land parcels and lot positions while managing our risk profile, they are subject to a number of risks including the following:

•

Entitlement Risk. Certain of our joint ventures acquire parcels of unentitled raw land. If we are unable to timely obtain entitlements at a reasonable cost, project delay or even project termination may occur resulting in an impairment of the value of our investment.

•

Development Risk. The projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly-owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, and general market deterioration are more likely to impact larger, long-term projects, all of which may negatively impact the profitability of these ventures and our proportionate share of income.

•

Financing Risk. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. As the use of joint venture arrangements by us and our competitors increases and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms.

•

Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. In addition, we may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute.

•

Completion Risk. We often sign a completion agreement in connection with obtaining financing for our joint ventures. Under such agreements, we may be compelled to complete a project even if we no longer have an economic interest in the property.

•

Illiquid Investment Risk. We lack a controlling interest in our joint ventures and therefore are generally unable to compel our joint ventures to sell assets, return invested capital, make additional capital contributions or take any other action without the vote of at least one or more of our venture partners. This means that, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

•

Partner Dispute. If we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement could be triggered. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to sell our interest, we will forgo the profit we would have otherwise earned with respect to the joint venture project. If we are required to purchase our partner’s interest, we will be required to fund this purchase, as well as the completion of the joint venture project, with corporate level capital and to consolidate the joint venture project onto our balance sheet, which could, among other things, adversely impact our liquidity and our leverage.

•

Consolidation Risk. The accounting rules for joint ventures are complex and the decision as to whether it is proper to consolidate a joint venture onto our balance sheet is fact intensive. If the facts concerning an unconsolidated joint venture were to change and a triggering event under applicable accounting rules were to occur, we might be required to consolidate the previously unconsolidated joint venture onto our balance sheet which could adversely impact our leverage.

We may not be able to successfully identify, complete and integrate acquisitions which could harm our profitability and divert management resources.

We may from time to time acquire other homebuilders. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, should the acquired operations not perform as anticipated, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including the diversion of the attention of our management and corporate staff from operating our existing business and potential charges to earnings in the event of any write-down or write-off of goodwill and other assets recorded in connection with acquisitions. We can give no assurance that we will be able to successfully identify, complete and integrate strategic acquisitions.

We are dependent on the services of key employees and the loss of any of these individuals or an inability to hire additional personnel could adversely effect us.

Our success is dependent upon our ability to attract and retain skilled employees, including senior level personnel with significant management and leadership skills. Competition for the services of these individuals in most of our operating markets is intense. If we are unable to attract and retain skilled employees, we may be unable to accomplish the objectives set forth in our business plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Irvine, California. The lease on this facility, which includes space for our Orange County division, consists of approximately 58,000 square feet and expires in 2012. We lease approximately 60 other properties for our other division offices, design centers and for our financial services subsidiary. For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Operating Data.”

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

	Year Ended December 31,
	2006			2005
	High	Low	Dividend	High	Low	Dividend
Quarter Ended
March 31	$43.05	$31.01	$0.04	$41.19	$29.75	$0.04
June 30	36.26	24.20	0.04	45.73	32.33	0.04
September 30	25.88	20.24	0.04	49.70	38.18	0.04
December 31	28.51	21.90	0.04	42.56	34.58	0.04

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We did not repurchase any shares under our stock repurchase program during the three months ended December 31, 2006.

As of February 16, 2007, the number of record holders of our common stock was 700.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by stockholders (1)(3)	4,929,160	$20.26	2,994,009

Equity compensation plans not approved by stockholders (2)(3)	77,714	$8.25	309,887

Total	5,006,874	$20.07	3,303,896

(1)	Consists of the 1991 Employee Stock Incentive Plan, the 1997 Stock Incentive Plan, the 2000 Plan, and the 2005 Plan. The 1991 Employee Stock Incentive Plan is terminated, and, thus, no additional awards will be made under such plan. No shares are currently available for grant pursuant to the 1997 Plan. Under the 2000 and 2005 Plan, 61,040 and 922,333 shares, respectively, are available for award as incentive stock awards, including restricted stock.
(2)	Consists of awards under our 2001 Non-Executive Officer Stock Incentive Plan, approved by our Board of Directors on April 24, 2001. Under the 2001 Plan, 309,887 shares are available for award as Incentive Stock Awards, including restricted stock.
(3)	Each plan is administered by the Compensation Committee of the Board of Directors and provides the committee discretion to award options, incentive bonuses or incentive stock to employees, directors, and executive officers of the Company and its subsidiaries, except that awards under the 2001 Non-Executive Officer Stock Incentive Plan may not be granted to directors or executive officers. The committee is also authorized to amend, alter or discontinue each plan, except to the extent that it would impair the rights of a participant. Generally, each option granted under each plan will be exercisable no earlier than one year and no later than ten years from the date of grant, at an exercise price per share equal to or greater than the fair market value of common stock on the date of grant. In addition, options may not be repriced without the prior approval of the Company’s stockholders. Incentive bonus and incentive stock awards granted under each plan may be subject to performance criteria or other conditions designated by the committee at the time of grant.

The following graph shows a five-year comparison of cumulative total returns to stockholders for the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index. The graph assumes reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Stockholders’ Return

Among Standard Pacific Corp., The Standard & Poor’s 500 Composite Stock Index and

the Dow Jones Industry Group-U.S. Home Construction Index

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years. The company’s common stock closing price on December 29, 2006 was $26.79 per share. On February 16, 2007 the Company’s common stock closed at $28.14 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. On August 29, 2005, we completed a two-for-one stock split effected in the form of a stock dividend. All prior period share and per share amounts have been restated to reflect such stock split.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding.	$3,939,121	$3,993,082	$3,341,600	$2,341,180	$1,870,757
Financial Services	24,866	17,359	11,597	13,724	10,420

Total revenues	$3,963,987	$4,010,441	$3,353,197	$2,354,904	$1,881,177

Pretax Income:
Homebuilding (1)	$185,058	$704,500	$509,146	$326,750	$187,533
Financial Services	8,675	6,314	3,470	8,348	7,148

Pretax income	$193,733	$710,814	$512,616	$335,098	$194,681

Net Income	$123,693	$440,984	$315,817	$204,379	$118,689

Earnings Per Share:
Basic.	$1.90	$6.52	$4.69	$3.14	$1.89
Diluted	$1.85	$6.30	$4.54	$3.04	$1.84

Weighted Average Common Shares Outstanding:
Basic	65,187,469	67,621,717	67,374,432	65,110,378	62,798,240
Diluted	66,756,286	69,969,466	69,572,206	67,221,470	64,642,520

Balance Sheet and Other Financial Data:
Total assets	$4,502,941	$4,280,842	$3,013,233	$2,460,703	$1,792,126
Homebuilding debt (2)	$1,940,475	$1,528,408	$1,049,434	$996,169	$638,993
Financial services debt	$250,907	$123,426	$81,892	$59,317	$111,988
Stockholders’ equity	$1,764,370	$1,739,159	$1,321,995	$1,033,201	$773,758
Stockholders’ equity per share	$27.39	$25.91	$19.66	$15.26	$12.02
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16

(1)	The 2006 homebuilding pretax income includes non-cash pretax impairment charges totaling $370.6 million. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2 and 9 of the accompanying Consolidated Financial Statements for further discussion).
(2)	Homebuilding debt excludes the indebtedness related to liabilities from inventories not owned of $13.6 million, $43.2 million, $29.6 million and $12.5 million, as of December 31, 2006, 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Segment Reporting

We operate two principal businesses: Homebuilding and financial services (consisting of our mortgage financing and title service operations). In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined that each of our homebuilding operating divisions and our financial services operations are our operating segments. Corporate is a non-operating segment.

Our homebuilding operations primarily include the sale and construction of single-family attached and detached homes. In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California, consisting of our operating divisions in California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida, North Carolina, South Carolina and Illinois. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution.

Our mortgage financing operations provide mortgage financing to our homebuyers in substantially all of the markets in which we operate. Our title service operations provide title examinations for our homebuyers in Texas and South Florida. Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under “Financial Services.”

Corporate is a non-operating segment that develops and implements strategic initiatives, including market expansion and builder acquisitions, and supports our homebuilding operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources. Corporate also provides operational oversight through Regional Presidents and the necessary administrative functions to support us as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to each homebuilding operating division based on a percentage of revenues.

Business Combinations and Goodwill

We account for acquisitions of other businesses under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. The estimation of fair values of assets and liabilities and the allocation of purchase price requires a substantial degree of judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition, are generally in various stages of development. Actual revenues, costs and time to complete and sell a community could vary from estimates used to determine the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of expenses and therefore impact our current and future operating results. Our reported income from an acquired company includes the operations of the acquired company from the date of acquisition.

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. We test goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our homebuilding operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

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

Evaluating whether the limited partners or non-managing member have substantive participatory rights is subjective and requires substantial judgment including the evaluation of various qualitative and quantitative factors. Some of these factors include:

•	determining whether there are significant barriers that would prevent the limited partners or non-managing members from exercising their rights;

•	analyzing the level of participatory rights possessed by the limited partners or non-managing members relative to the rights retained by the general partner or managing member;

•	evaluating whether the limited partners or non-managing members exercise their rights in the ordinary course of business; and

•	evaluating the ownership and economic interests of the general partner or managing member relative to the limited partners’ or non-managing members’ ownership interests.

If we are the general partner or managing member and it is determined that the limited partners or non-managing member have either kick-out rights or substantive participatory rights as described above, then we account for the joint venture under the equity method of accounting. If the limited partners or non-managing members do not have either of these rights, then we would be required to consolidate the related joint venture under EITF 04-5. As of December 31, 2006, we have not consolidated any joint ventures under EITF 04-5.

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

The critical accounting policies described under “Inventories” and “Cost of Sales” below are also applicable to our unconsolidated homebuilding joint ventures.

Inventories

Inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses, if any. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value.

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

We evaluate real estate projects for inventory impairments when indicators of potential impairment are present. Indicators of impairment include, but are not limited to: a significant decrease in market values; a significant adverse change in the business climate; an accumulation of costs in excess of budget; actual or projected operating or cash flow losses; current expectations that a real estate asset will more likely than not be sold before its previously estimated useful life.

If impairment indicators are present, we determine whether the estimated undiscounted future cash flows of the real estate project are more or less than the carrying value of the asset. Generally, we evaluate the identifiable cash flows at the project level, however, this analysis is also performed at the lot or phase level when an operating loss is projected at that lower level. Estimated future cash flows include revenues and costs directly associated with the project, including all interest required to be capitalized under Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs,” and all selling and marketing costs directly associated with disposing of the real estate project. If the undiscounted cash flows are more than the carrying value of the real estate project, then no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the asset is deemed impaired and is written-down to its fair value.

We calculate the fair value of real estate projects under either a land residual value analysis or a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Under the discounted cash flow method, the fair value is determined by calculating the present value of future cash flows using a risk adjusted discount rate. Critical assumptions that are included as part of these analyses include estimating future housing revenues, sales absorption rates, land development, construction and related carrying costs (including future capitalized interest), and all direct selling and marketing costs. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer in duration. Actual revenues, costs and time to complete and sell a community could vary from these estimates which could impact the calculation of fair value of the asset and the corresponding amount of impairment that is recorded in our results of operations.

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

The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales in connection with the sale of homes.

Warranty Accruals

In the normal course of business, we will incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Amounts accrued are based upon historical experience rates. We review the adequacy of the warranty accruals each reporting period by evaluating the historical warranty experience in each market in which we operate, and the warranty accruals are adjusted as appropriate for current quantitative and qualitative factors. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ from our currently estimated amounts.

Insurance and Litigation Accruals

Insurance and litigation accruals are established for estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ significantly from our currently estimated amounts.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2006	Percent Change	2005	Percent Change	2004
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$3,939,121	(1)%	$3,993,082	19%	$3,341,600
Cost of sales	(3,217,423)	11%	(2,908,422)	15%	(2,525,797)

Gross margin	721,698	(33)%	1,084,660	33%	815,803

Gross margin percentage	18.3%		27.2%		24.4%

Selling, general and administrative expenses	(472,129)	7%	(439,850)	28%	(343,869)
Income (loss) from unconsolidated joint ventures	(3,791)	(106)%	58,944	36%	43,415
Other income (expense)	(60,720)	(8,239)%	746	112%	(6,203)

Homebuilding pretax income	185,058	(74)%	704,500	38%	509,146

Financial Services:
Revenues	24,866	43%	17,359	50%	11,597
Expenses	(19,438)	40%	(13,901)	26%	(11,066)
Income from unconsolidated joint ventures	1,911	(15)%	2,252	(10)%	2,491
Other income	1,336	121%	604	35%	448

Financial services pretax income	8,675	37%	6,314	82%	3,470

Income before taxes	193,733	(73)%	710,814	39%	512,616
Provision for income taxes	(70,040)	(74)%	(269,830)	37%	(196,799)

Net income	$123,693	(72)%	$440,984	40%	$315,817

Earnings Per Share:
Basic	$1.90	(71)%	$6.52	39%	$4.69
Diluted	$1.85	(71)%	$6.30	39%	$4.54

Net cash provided by (used in) operating activities	$(290,580)		$(205,244)		$99,667

Net cash provided by (used in) investing activities	$(133,528)		$(257,294)		$(108,300)

Net cash provided by (used in) financing activities	$427,588		$340,357		$(11,046)

Adjusted Homebuilding EBITDA (1)	$706,274		$791,076		$603,088

(1)	Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) noncash impairment charges, if any, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

Selected Financial Information (continued)

(1)	Continued

The tables set forth below reconcile net cash provided by (used in) operating activities and net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(290,580)	$(205,244)	$99,667
Add:
Income taxes	70,040	269,830	196,799
Expensing of previously capitalized interest included in cost of sales	88,933	64,580	59,382
Excess tax benefits from share-based payment arrangements	2,697	—	—
Less:
Income from financial services subsidiary	5,428	3,458	531
Depreciation and amortization from financial services subsidiary	582	580	472
Loss on early extinguishment of debt	—	5,938	10,154
Net changes in operating assets and liabilities:
Trade and other receivables	2,739	47,869	(4,479)
Mortgage loans held for sale	125,123	41,265	10,986
Inventories-owned	590,008	559,766	281,171
Inventories-not owned	(68,993)	69,407	50,611
Deferred income taxes	126,587	20,700	11,620
Other assets	(189)	14,114	5,594
Accounts payable	5,638	(16,267)	(16,326)
Accrued liabilities	60,281	(64,968)	(84,738)
Liabilities from inventories not owned	—	—	3,958

Adjusted Homebuilding EBITDA	$706,274	$791,076	$603,088

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income	$123,693	$440,984	$315,817
Add:
Cash distributions of income from unconsolidated joint ventures	75,422	61,725	67,457
Income taxes	70,040	269,830	196,799
Expensing of previously capitalized interest included in cost of sales	88,933	64,580	59,382
Noncash impairment charges	328,032	—	—
Homebuilding depreciation and amortization	7,163	5,361	3,572
Amortization of stock-based compensation	16,539	13,250	6,498
Less:
Income (loss) from unconsolidated joint ventures	(1,880)	61,196	45,906
Income from financial services subsidiary	5,428	3,458	531

Adjusted Homebuilding EBITDA	$706,274	$791,076	$603,088

Selected Operating Data

	Year Ended December 31,
	2006	2005	2004
New homes delivered:
Southern California	2,060	1,993	2,141
Northern California	643	1,173	1,166

Total California	2,703	3,166	3,307

Arizona	1,633	2,014	1,676
Texas	1,967	1,162	561
Colorado	466	461	421

Total Southwest	4,066	3,637	2,658

Florida	2,710	3,576	2,345
Carolinas	1,008	1,032	507

Total Southeast	3,718	4,608	2,852

Consolidated total	10,487	11,411	8,817

Unconsolidated joint ventures (2):
Southern California	93	66	78
Northern California	118	203	194
Arizona	24	14	2
Illinois	41	—	—

Total unconsolidated joint ventures	276	283	274

Total (including joint ventures) (2)	10,763	11,694	9,091

Average selling prices of homes delivered:
Southern California	$718,000	$683,000	$680,000
Northern California	701,000	675,000	582,000

Total California	714,000	680,000	646,000

Arizona	299,000	216,000	183,000
Texas	201,000	204,000	242,000
Colorado	312,000	320,000	306,000

Total Southwest	253,000	225,000	215,000

Florida	279,000	231,000	222,000
Carolinas	193,000	160,000	152,000

Total Southeast	255,000	215,000	209,000

Consolidated (excluding joint ventures)	373,000	347,000	375,000
Unconsolidated joint ventures (2)	656,000	732,000	658,000

Total (including joint ventures) (2)	$380,000	$357,000	$383,000

Net new orders(3):
Southern California	1,246	2,330	1,958
Northern California	444	732	1,422

Total California	1,690	3,062	3,380

Arizona	898	1,976	2,298
Texas	1,722	1,378	647
Colorado	404	460	461
Nevada	11	—	—

Total Southwest	3,035	3,814	3,406

Florida	1,131	3,049	3,418
Carolinas	994	1,074	607

Total Southeast	2,125	4,123	4,025

Consolidated total	6,850	10,999	10,811

Unconsolidated joint ventures (2):
Southern California	124	138	20
Northern California	118	127	230
Arizona	(2)	42	4
Illinois	27	32	—

Total unconsolidated joint ventures	267	339	254

Total (including joint ventures) (2)	7,117	11,338	11,065

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, net new orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.
(3)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Selected Operating Data (continued)

	Year Ended December 31,
	2006	2005	2004
Average number of selling communities during the year:
Southern California	36	27	24
Northern California	18	13	20

Total California	54	40	44

Arizona	28	16	16
Texas	38	29	21
Colorado	14	12	13
Nevada	1	—	—

Total Southwest	81	57	50

Florida	48	52	49
Carolinas	20	19	13

Total Southeast	68	71	62

Consolidated total	203	168	156

Unconsolidated joint ventures (2):
Southern California	3	2	1
Northern California	5	3	4
Arizona	—	1	1
Illinois	1	—	—

Total unconsolidated joint ventures	9	6	6

Total (including joint ventures) (2)	212	174	162

	At December 31,
	2006	2005	2004
Backlog (in homes):
Southern California	224	1,038	701
Northern California	99	298	739

Total California	323	1,336	1,440

Arizona	683	1,418	1,456
Texas	584	829	270
Colorado	148	210	211
Nevada	11	—	—

Total Southwest	1,426	2,457	1,937

Florida	697	2,276	2,803
Carolinas	193	207	165

Total Southeast	890	2,483	2,968

Consolidated total	2,639	6,276	6,345

Unconsolidated joint ventures (2):
Southern California	128	97	25
Northern California	43	43	119
Arizona	5	31	3
Illinois	18	32	—

Total unconsolidated joint ventures	194	203	147

Total (including joint ventures) (2)	2,833	6,479	6,492

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, net new orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.
(3)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Selected Operating Data (continued)

	At December 31,
	2006	2005	2004
Backlog (estimated dollar value in thousands):
Southern California	$187,062	$738,135	$484,328
Northern California	59,392	220,436	494,203

Total California	246,454	958,571	978,531

Arizona	233,246	433,491	294,648
Texas	132,422	156,602	61,174
Colorado	57,867	68,882	75,351
Nevada	4,086	—	—

Total Southwest	427,621	658,975	431,173

Florida	206,313	612,362	640,922
Carolinas	43,042	34,961	26,099

Total Southeast	249,355	647,323	667,021

Consolidated total	923,430	2,264,869	2,076,725

Unconsolidated joint ventures (2):
Southern California	63,503	64,628	21,250
Northern California	31,517	31,073	76,899
Arizona	1,505	8,841	848
Illinois	10,700	13,920	—

Total unconsolidated joint ventures	107,225	118,462	98,997

Total (including joint ventures) (2)	$1,030,655	$2,383,331	$2,175,722

Building sites owned or controlled:
Southern California	13,096	15,795	11,704
Northern California	6,976	7,891	5,047

Total California	20,072	23,686	16,751

Arizona	10,664	12,371	9,858
Texas	9,258	13,251	3,157
Colorado	1,078	1,611	2,489
Nevada	3,037	2,255	—

Total Southwest	24,037	29,488	15,504

Florida	12,226	15,814	15,474
Carolinas	4,177	5,335	3,773
Illinois	179	220	—

Total Southeast	16,582	21,369	19,247

Total (including joint ventures)	60,691	74,543	51,502

Total building sites owned	35,823	34,349	25,832
Total building sites optioned or subject to contract	10,887	28,810	17,355
Total joint venture lots	13,981	11,384	8,315

Total (including joint ventures)	60,691	74,543	51,502

Completed and unsold homes:
Consolidated	798	318	202
Joint ventures	11	3	6

Total (including joint ventures)	809	321	208

Homes under construction:
Consolidated	3,661	6,080	5,787
Joint ventures	680	534	157

Total (including joint ventures)	4,341	6,614	5,944

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries, average selling prices, net new orders, average selling communities and total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50 percent.
(3)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

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

Fiscal Year 2006 compared to 2005

Overview

The year 2006 was clearly a time of transition from the robust demand for new homes during the first half of this decade to the market challenges we currently face. The changing market tone that surfaced at the end of 2005 became more pronounced during the course of 2006 which gave rise to a dramatic and swift decline in demand in most of the major housing markets across the country during the year. This decline in demand led to significant price reductions and incentives to move inventory which eroded our margins and triggered asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, higher interest rates for variable rate loans, a tightening of underwriting standards by some lenders, growing levels of both new and existing housing inventory levels and weaker homebuyer confidence. These conditions contributed to slower sales rates and high levels of cancellations.

As demand in our markets decreased and our volumes slowed during the year, we implemented a plan to adjust our operating strategy, transitioning from a focus on growth and diversification to an emphasis on strengthening our balance sheet and improving our liquidity. In addition, our operating strategy was adjusted to focus on the following:

•	making the necessary adjustments in our headcount and overhead structure to reduce the size of the organization to respond to lower volume levels in the near term;

•

continuing to reduce the level of investment in our homebuilding inventories, including a meaningful reduction in the allocation of capital to land acquisitions, using the cash generated to pay down debt and reduce leverage;

•	carefully managing our speculative starts and the timing of our new community openings to better align production with sales; and

•	continuing to refine our pricing strategy to find the right balance between profitability, volume and cash flow generation.

We anticipate that these measures will begin to generate positive cash flow which will be used to pay down debt during 2007, strengthening our financial position. We believe that a stronger balance sheet will help us reposition for the eventual housing market recovery which may offer attractive land and market opportunities.

Net income for the year ended December 31, 2006 decreased 72 percent to $123.7 million, or $1.85 per diluted share, compared to $441.0 million, or $6.30 per diluted share, in 2005. The decrease in net income was driven primarily by a 74 percent decrease in homebuilding pretax income to $185.1 million, which was partially offset by a $2.4 million increase in financial services pretax income and a 180 basis point decrease in our effective income tax rate. Our results for the year ended December 31, 2006 include non-cash pretax impairment charges of $370.6 million, or $3.54 per diluted share after tax, of which $255.8 million related to consolidated real estate inventories, $52.6 million related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects, $42.5 million related to our share of joint venture inventory impairment charges, and $19.6 million related to impairments of goodwill.

For the year ended December 31, 2006, our return on average stockholders’ equity was 6.9 percent compared to 29.0 percent in the prior year. The substantial reduction in our return for the year was driven by the deterioration in housing market conditions mentioned above combined with the impairment charges and write- offs recorded during the year. Investors frequently use this financial measure as a means to assess management’s effectiveness in creating stockholder value through enhancing profitability and managing asset utilization. Management is also focused on generating strong financial returns, including our return on average stockholders’ equity, in both its strategic decision making and day-to-day management of operations.

Results of operations for year ended December 31, 2006 include the results of our Bakersfield, California operations acquired during the first quarter of 2005 and our San Antonio, Texas operations, which we commenced as a start-up in March 2005 and supplemented through the acquisition of a local homebuilder in the third quarter of 2005.

Because of the challenging and uncertain market conditions we are currently facing, providing guidance for 2007 with any degree of certainty is difficult. With that being said, our current 2007 business plan reflects $3.2 to $3.3 billion in homebuilding revenues from approximately 8,700 new home deliveries (excluding 800 to 850 joint venture deliveries).

Homebuilding

Homebuilding pretax income for 2006 decreased 74 percent to $185.1 million from $704.5 million in the prior year. The decrease in pretax income was driven primarily by an 890 basis point lower homebuilding gross margin percentage, a 100 basis point increase in our selling, general and administrative (“SG&A”) rate, a $62.7 million decrease in joint venture income and a $61.5 million increase in other expense. Our homebuilding operations for 2006 include a non-cash pretax inventory impairment charge of $255.8 million, which is included in cost of sales, a $42.5 million pretax charge related to our share of joint venture inventory impairments, which was included in joint venture income, a $52.6 million pretax charge related to the write-off of option deposits and preacquisition costs for abandoned projects and $19.6 million related to impairments of goodwill, both of which were included in other income (expense).

Homebuilding revenues for 2006 decreased modestly to $3.9 billion from $4.0 billion last year. The slight decrease in revenues was attributable to an 8 percent decrease in new home deliveries (exclusive of joint ventures), which was offset in part by a 7 percent increase in our consolidated average home price to $373,000.

The 8 percent decline in new home deliveries companywide was influenced by the following regional activity.

In California, we delivered 2,703 new homes (exclusive of joint ventures) for the year ended December 31, 2006, compared to 3,166 homes in 2005, a 15 percent decrease. Deliveries were up 3 percent in Southern California to 2,060 new homes (excluding 93 joint venture deliveries) while deliveries were down 45 percent in Northern California to 643 new homes (excluding 118 joint venture deliveries). The decrease in Northern California reflected the slowdown in new home demand that began to surface in the region in the second half of 2005. While Southern California experienced similar slowing in demand during the year, deliveries were up as a result of having 33 percent more communities open during the year.

In the Southwest, we delivered 4,066 new homes (exclusive of joint venture) for the year ended December 31, 2006 compared to 3,637 new homes (exclusive of joint venture) in 2005. We delivered 1,633 homes (excluding 24 joint venture deliveries) during 2006 in Arizona, a 19 percent decrease from 2005. The lower level of new home deliveries was due to a weakening in housing demand which surfaced in 2005 combined with a significant jump in the Phoenix division’s cancellation rate during 2006. New home deliveries were up 69 percent in Texas to 1,967 new homes, driven by improved market conditions in Dallas and Austin earlier in the year, coupled with the delivery of 867 homes from our San Antonio division, which began delivering homes in September 2005. Deliveries in Colorado were up nominally to 466 new homes for the year compared to 461 homes in 2005.

In the Southeast, deliveries were down 19 percent to 3,718 new homes (exclusive of joint ventures) for the year ended December 31, 2006 compared to 4,608 new homes (exclusive of joint venture) in 2005. In Florida, we delivered 2,710 new homes in 2006 versus 3,576 homes in 2005, a 24 percent year-over-year decline. The lower Florida delivery total was due to a weakening in housing demand which began in late 2005 combined with a meaningful increase in our cancellation rate in the state during the year. In the Carolinas, deliveries were down slightly to 1,008 new homes driven by a 24 percent decrease in deliveries in Raleigh, offset in part by a 34 percent increase in deliveries from our Charlotte operation. The decrease in deliveries in Raleigh and increase in deliveries in Charlotte were partially attributable to a decrease and increase, respectively, in community count in each of these divisions during 2006.

During 2006, our consolidated average home price increased 7 percent to $373,000 compared to $347,000 in 2005. Our regional average home prices changed as follows.

Our average home price in California was $714,000 for 2006, which represented a 5 percent increase from 2005. The higher average home price was due to general price appreciation experienced in 2005 and early 2006 coupled with a change in product mix delivered.

Our average home price in the Southwest was $253,000 for 2006, a 12 percent increase from 2005. Our average price in Arizona was up 38 percent to $299,000, primarily reflecting the strong level of price appreciation experienced in Phoenix during most of 2005 and the early part of 2006. Our average price of $201,000 in Texas was virtually flat with the prior year average home price, where the modest price increases experienced in Dallas and Austin were more than offset by the greater distribution of homes delivered from our lower priced San Antonio division.

Our average home price in the Southeast was $255,000 for 2006, a 19 percent increase from 2005. Our average price in Florida was up 21 percent to $279,000, and primarily reflects the impact of general price increases experienced throughout the state in 2005 and, to a lesser degree, a shift in product mix. Our average price was up 21 percent in the Carolinas and primarily reflected a change in delivery mix towards larger, more expensive homes and, to a lesser degree, general price appreciation.

Our 2006 homebuilding gross margin percentage was down 890 basis points year-over-year to 18.3 percent. The 2006 gross margin reflects a $255.8 million inventory impairment charge, which related primarily to projects in California, Arizona and Nevada, and to a lesser degree, impairment charges in Florida and Texas. Excluding the inventory impairment charges, our homebuilding gross margin percentage would have been 24.8 percent, down 240 basis points year-over-year. The decrease in the year-over-year gross margin percentage, as adjusted for the inventory impairment charge, was driven primarily by lower gross margins in California, partially offset by higher gross margin percentages in Florida and Arizona. In addition, margins in the Carolinas and Texas continued to improve. The higher gross margin percentages in Florida and Arizona reflected our ability to raise home prices during most of 2005 as a result of healthy housing demand during the year while the lower margins in California reflected the softer market conditions that surfaced at the end of 2005. If market conditions deteriorate further, or our competitors change their pricing strategies, we may have to further reduce home prices or adjust our discounts and concessions which may, in turn, trigger additional impairments.

Selling, general and administrative expenses (including corporate G&A) for 2006 increased 100 basis points to 12.0 percent of homebuilding revenues as compared to 11.0 percent for 2005. The higher level of SG&A expenses as a percentage of homebuilding revenues was primarily due to: (1) increased levels of sales and marketing expenses, including outside sales commissions and advertising, needed to generate sales in light of the slowdown in new housing demand in our largest markets, (2) an increase in the number of actively selling communities and the related costs associated with opening and operating model home complexes, and (3) additional overhead incurred in connection with our start-up operations in Bakersfield and the Central Valley of California and Las Vegas. These increases were offset in part by a decrease in incentive-based compensation as a result of the lower level of homebuilding profits as a percentage of revenues in 2006 as compared to 2005.

We recognized a $3.8 million loss from unconsolidated joint ventures during 2006 as compared to income of $58.9 million in 2005. The loss in 2006 reflects a $42.5 million pretax charge related to our share of joint venture inventory impairments. For the year, approximately $23.2 million of joint venture income was generated from profits related to land sales to other builders while $15.5 million was generated from new home deliveries. Deliveries from our unconsolidated homebuilding joint ventures totaled 276 new homes in 2006 versus 283 last year.

Included in other income (expense) for 2006 are pretax charges of approximately $52.6 million related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects and $19.6 million related to the impairment of goodwill. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions, and any decision to abandon additional land purchase transactions could lead to additional deposit and capitalized preacquisition cost write-offs. The goodwill impairment charges related to our San Antonio, Tucson, Colorado and Southwest Florida operations.

Our effective income tax rate for 2006 was 36.2 percent versus 38.0 percent for 2005. The lower tax rate was attributable to the better than anticipated impact of the IRC Section 199 Domestic Production Activities Deduction, which was effective for tax years beginning in 2005. Going forward, we anticipate that our effective income tax rate will be in the 37 to 38 percent range.

Net new orders companywide (excluding joint ventures) for 2006 totaled 6,850 homes, a 38 percent decrease from 10,999 orders generated in 2005, while gross orders were down 19 percent year-over-year. Our consolidated sales cancellation rate for 2006 was 37 percent of gross orders compared to 18 percent in 2005.

Net new orders companywide (excluding joint ventures) for the 2006 fourth quarter totaled 1,296 homes, a 40 percent decrease from the 2005 fourth quarter, while gross orders were off 21 percent as compared to the 2005 fourth quarter. Our consolidated cancellation rate for the 2006 fourth quarter was 43 percent of gross orders compared to 25 percent in the 2005 fourth quarter and 50 percent in the 2006 third quarter. Our cancellation rate as a percentage of beginning backlog for the 2006 fourth quarter was 22 percent compared to 9 percent last year. The overall decline in unit orders resulted from the continued weak demand for homes in our three largest markets: California, Florida and Arizona. The declining level of demand in these markets was generally attributable to reduced housing affordability, higher interest rates for variable rate loans, a tightening of underwriting standards by some lenders, and increased levels of new and existing homes for sale. These conditions have contributed to an erosion of homebuyer confidence in these markets.

Net new orders in California (excluding joint ventures) for the 2006 fourth quarter totaled 444 homes, an 8 percent decrease from the 2005 fourth quarter. In Southern California, 2006 fourth quarter net new orders were down 27 percent to 293 homes on a 31 percent higher average community count. The lower level of sales activity in Southern California was due to a weakening in buyer demand across all divisions in the region. On a positive note, the region’s 2006 fourth quarter cancellation rate dropped from the 2006 third quarter rate of 57 percent to 36 percent, which was also in line with the 2005 fourth quarter rate. In the 2006 fourth quarter, we also saw a marked improvement in net new order activity from the 2006 third quarter, which reflected our more aggressive pricing strategy aimed at achieving a higher monthly absorption rate. In Northern California, net new home orders for the 2006 fourth quarter were up 94 percent to 151 homes on an 83 percent higher average community count during the quarter from the 2005 fourth quarter. While conditions remain challenging in all four of our Northern California divisions, we also had some success during the 2006 fourth quarter with improved sales as compared to the 2005 fourth quarter and the 2006 third quarter as a result of our focus on increasing traffic and orders through a more competitive pricing strategy. Our cancellation rate of 25 percent for the 2006 fourth quarter was less than half the rate during the 2006 third quarter and the lowest level since the second quarter of 2005.

Net new orders in the Southwest (excluding joint ventures) for the 2006 fourth quarter totaled 482 homes, a 53 percent decrease from the same period in 2005. In Arizona, net new home orders were down 80 percent for the 2006 fourth quarter on a 22 percent higher average community count. The Phoenix market continued to experience extremely challenging market conditions for new and existing homes as evidenced by the continued surge in our cancellation rate during the 2006 fourth quarter and the increasing need for meaningful incentives to sell homes. In Texas, net new orders were down 30 percent during the quarter on a 3 percent higher average community count. The decrease was primarily attributable to a decline in net new orders from our San Antonio and Dallas operations. In Colorado, net new orders were down 22 percent during the quarter on an 8 percent higher community count. Housing market conditions in our Texas markets have slowed somewhat recently but still are at satisfactory levels, while housing market conditions in Colorado remain challenging.

Net new orders in the Southeast (excluding joint ventures) for the 2006 fourth quarter totaled 370 homes, a 43 percent decrease from the 2005 fourth quarter. Net new home orders were down 71 percent in Florida for the 2006 fourth quarter on a 6 percent lower community count. The decrease in Florida order activity during the quarter reflected further deterioration in buyer demand, and a threefold increase in our cancellation rate. The most notable decline in order activity in Florida for the 2006 fourth quarter was in our Tampa division where housing market conditions began to change dramatically at the end of the 2006 second quarter. Since Tampa is our largest division in Florida, the slowdown in that market has meaningfully impacted our statewide totals. Net new orders were up 25 percent in the Carolinas on a 29 percent higher community count. Housing market conditions in our Carolina markets have also slowed recently but remain at satisfactory levels.

The 2006 backlog of 2,639 presold homes (excluding 194 joint venture homes) was valued at $923 million (excluding $107 million of joint venture backlog), a decrease of 59 percent from 2005 backlog value, reflecting the meaningful slowdown in order activity during 2006, including the more than doubling in our cancellation rate to 37 percent for the year.

We ended the year with 208 active selling communities (excluding 15 joint venture communities), a 15 percent increase over the year earlier period. We are projecting to open approximately 100 new communities (excluding joint ventures) during 2007 compared to 88 in 2006.

Financial Services

For the year ended December 31, 2006, our financial services subsidiary generated pretax income of $5.4 million compared to $3.5 million in 2005. The increase in profitability was driven primarily by an increase in margins (in basis points) on loans sold combined with a higher level of loan sales, which was partially offset by a decline in the amount of net interest income earned on loans held for sale. The increase in loans sold was primarily the result of higher capture rates experienced in California, Arizona and Texas, coupled with the transition of our Colorado operations from a joint venture arrangement to our wholly-owned financial services subsidiary during 2006. Higher capture rates were driven in part by sales incentives offered to our homebuyers to use our financial services subsidiary.

Financial services joint venture income, which is derived from mortgage banking joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 15 percent to $1.9 million. The lower level of joint venture income was due to the declining level of new home deliveries combined with the transition of our Colorado division from the joint venture arrangement discussed above.

Fiscal Year 2005 compared to 2004

Overview

Net income for the year ended December 31 2005 increased 40 percent to $441.0 million, or $6.30 per diluted share, compared to $315.8 million, or $4.54 per diluted share, in 2004. The increase in net income was driven primarily by a 38 percent increase in homebuilding pretax income to $704.5 million, and to a lesser extent by a $2.8 million increase in financial services pretax income and a 40 basis point decrease in our effective income tax rate. The significant increase in homebuilding pretax income reflected the impact of a strong housing market experienced during 2004 and 2005.

Results of operations for the year ended December 31, 2005 include the results of our Tucson, Arizona operations acquired in the third quarter of 2004.

Homebuilding

Homebuilding pretax income for 2005 increased 38 percent to $704.5 million from $509.1 million in 2004. The increase in pretax income was driven by a 19 percent increase in homebuilding revenues, a 280 basis point improvement in our homebuilding gross margin percentage and a $15.5 million increase in homebuilding joint venture income. These increases were partially offset by a 70 basis point increase in our selling, general and administrative (“SG&A”) expense rate and a $5.9 million pretax charge recorded in connection with the full redemption of our $125 million 9 1/2% Senior Notes due 2010 (the “9 1/2% Senior Notes”). Results for 2004 reflect a second quarter pretax charge of $10.2 million resulting from the full redemption of our $100 million 8% Senior Notes due 2008 and our $150 million 8 1/2% Senior Notes due 2009. The early retirement charges for all of these senior notes are reflected in other income (expense) in our accompanying consolidated statements of income.

Homebuilding revenues for 2005 were a record $4.0 billion, a 19 percent increase over the $3.3 billion generated in 2004. The increase in revenues was attributable to a 29 percent increase in new home deliveries (exclusive of unconsolidated joint ventures) to 11,411 homes in 2005, partially offset by a 7 percent decrease in our consolidated average home price to $347,000.

The 29 percent increase in new home deliveries companywide was influenced by the following regional changes.

In California, we delivered 3,166 new homes (exclusive of joint ventures) for the year ended December 31, 2005, compared to 3,307 homes in 2004, a 4 percent decrease. Deliveries were off 7 percent in Southern California to 1,993 new homes (excluding 66 from joint ventures) reflecting the slowdown in order activity in the second half of 2004 in some of our Southern California markets. Deliveries were up 1 percent in Northern California to 1,173 new homes (excluding 203 from joint ventures). In Northern California, housing demand remained relatively healthy during the second half of 2004 and first half of 2005; however, the generally flat level of deliveries reflected the decrease in new home orders in the first half of 2005 due to a decline in the number of active selling communities. The lower community count was principally due to the rapid sell out of projects during late 2004 and first half of 2005, particularly in the San Francisco Bay area.

In the Southwest, we delivered 3,637 new homes (exclusive of joint ventures) for the year ended December 31, 2005 compared to 2,658 new homes (exclusive of joint ventures) in 2004, up 37 percent. In Arizona we delivered 2,014 homes (excluding 14 from joint ventures) during 2005, a 20 percent increase over 2004. The increase in new home deliveries in Arizona was due to higher new home order levels experienced in Phoenix during the fourth quarter of 2004 and the first quarter of 2005 reflecting strong demand for new housing, combined with the delivery of 211 new homes (excluding 14 from an unconsolidated joint venture) from our Tucson division, which we acquired in the third quarter of 2004. New home deliveries were up 107 percent in Texas to 1,162 new homes, driven by improved market conditions in Dallas and Austin during 2005, combined with the delivery of 334 homes from our San Antonio division, which began delivering homes in September 2005. Deliveries were up 10 percent year-over-year in Colorado to 461 new homes.

In the Southeast, we delivered 4,608 new homes for the year ended December 31, 2005 compared to 2,852 new homes in 2004. In Florida, we delivered 3,576 new homes in 2005 versus 2,345 homes in 2004, representing a 52 percent year-over-year increase which was driven by increased demand for new homes and a higher community count total. In the Carolinas, deliveries were up 104 percent to 1,032 new homes driven primarily by order growth from new community openings and improved market conditions.

During 2005, our average home price decreased 7 percent to $347,000. The lower average selling price was primarily attributable to the shifting geographic mix of our new home deliveries whereby 72 percent of our 2005 consolidated deliveries were from outside California compared to 62 percent in 2004. Our regional average home prices changed as follows.

In 2005, our average home price in California increased 5 percent to $680,000. The modest increase in our average home price in the state reflected the impact of delivering a greater percentage of our homes from the more affordable Inland Empire, Ventura and Bakersfield divisions. The impact on our California average home price from geographic mix shift was more than offset by the general level of price increases in the state during 2005.

Our average home price in the Southwest was $225,000 for 2005, a 5 percent increase from 2004. Our average price in Arizona was up 18 percent to $216,000, primarily reflecting the strong level of price increases experienced in Phoenix during most of 2005 and the addition of our Tucson operation in the third quarter of 2004 where our average home price was approximately $251,000 (exclusive of an unconsolidated joint venture). Our average home price in Texas was down 16 percent, reflecting a shift in our product mix to more affordable homes combined with the addition of our new San Antonio division in September 2005, where our average home price was $141,000. In Colorado, our average home price was up 5 percent, also reflecting the change in our product mix.

Our average home price in the Southeast was $215,000 for 2005, a 3 percent increase over 2004. Our average price in Florida was up 4 percent in 2005 to $231,000, and primarily reflected the impact of general price increases experienced in most regions in the state. In the Carolinas, our average home price in 2005 was up 5 percent to $160,000, reflective of a shift in our product mix.

Our 2005 homebuilding gross margin percentage was up 280 basis points year-over-year to 27.2 percent. The increase in the margin percentage was driven primarily by higher margins in California, Florida and Arizona. Margins in the Carolinas, Texas, and Colorado, while generally higher, were still below our company-wide average and generally reflected the impact of softer housing market conditions in those regions. The higher overall gross margin percentage reflected our ability to raise home prices in most of our California markets during 2004 and 2005 as a result of healthy housing demand. The higher year-over-year margins in Florida and Arizona reflected strong demand for new homes during 2004 and 2005 combined with increased volume and cost efficiencies. During 2004 and 2005, we also experienced substantial increases in our cost of labor and raw materials, including land, which, in turn, partially offset the impact of rising home prices on our homebuilding gross margin percentage.

Selling, general and administrative expenses (including corporate G&A) for 2005 increased 70 basis points to 11.0 percent of homebuilding revenues and compared to 10.3 percent for 2004. The higher level of SG&A expenses as a percentage of homebuilding revenues was due to: (1) the shifting geographic mix of our deliveries to outside of California, where our operations generally incur higher levels of SG&A expenses as a percentage of revenues, (2) an increase in incentive based compensation due to the higher levels of profits as a percentage of revenues in 2005 as compared to 2004, (3) an increase in stock-based compensation, including the cost of expensing stock options, and (4) increased overhead expenses incurred in connection with our start-up operations in San Antonio, Bakersfield, the Central Valley of California and Las Vegas.

Income from unconsolidated joint ventures increased 36 percent in 2005 to $58.9 million. For 2005, approximately $32.2 million of joint venture income related to land sales to other builders while $26.7 million was generated from new home deliveries. Deliveries from our unconsolidated homebuilding joint ventures totaled 283 new homes in 2005 versus 274 in 2004.

Other income (expense) includes construction fee income generated from our Orlando, Jacksonville, Colorado and Tucson operations in 2005 and 2004 and our Bakersfield operations in 2005. The 2005 and 2004 construction fee income was offset by the $5.9 million and $10.2 million pretax charges, respectively, recognized in connection with the early retirement of our Senior Notes discussed above.

Net new orders companywide (excluding joint ventures) for 2005 totaled 10,999 homes, a 2 percent increase from 10,811 orders in 2004. Our consolidated cancellation rate for 2005 was 18 percent of gross orders during the year compared to 16 percent in 2004. Our cancellation rate was noticeably higher in Northern California, up modestly in Florida and generally in line with the year earlier rates in Arizona and Southern California.

Net new orders in California (excluding joint ventures) for 2005 totaled 3,062 homes, a 9 percent decrease from 2004. Net new home orders were up 19 percent year-over-year in Southern California on a 13 percent higher average community count, reflecting healthy demand for new homes during this period. In Northern California, net new home orders were down 49 percent on a 35 percent higher average community count. The decrease in new home orders during 2005 reflected a slowdown in order activity from the robust pace experienced in 2004 combined with a significant reduction in active selling communities from the 2004 level due to rapid sellouts in many of our San Francisco Bay Area projects earlier in 2005.

Net new orders in the Southwest (excluding joint venture) for 2005 totaled 3,814 homes, a 12 percent increase from 2004. In Arizona, net new home orders were down 14 percent on a flat community count comparison. Net new orders were up 113 percent in Texas on a 38 percent higher average community count. The increase in orders was due to modestly improved market conditions throughout the state during 2005 coupled with generating 317 net new orders from our San Antonio division, which was acquired in September of 2005. In Colorado, net new orders were flat on an 8 percent lower average community count.

Net new orders in the Southeast for 2005 totaled 4,123 homes, a 2 percent increase from 2004. Net new home orders were down 11 percent in Florida on a 6 percent higher average community count. Net new orders were up 77 percent in the Carolinas on a 46 percent higher community count.

Financial Services

During the year ended December 31, 2005, we generated pretax income of $3.5 million from our financial services subsidiary, which offered mortgage-banking services to our homebuyers in California, Arizona, Texas, and South Florida, up from a modest profit of $531,000 generated in 2004. The increase in income was driven by a higher volume of loan sales combined with an increase in the margin on loans sold and our decision in the second half of 2004 to transition our mortgage operations in Arizona and Texas from the joint venture arrangement to our wholly-owned financial services subsidiary.

Financial services joint venture income, which was derived from mortgage banking joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in Colorado, the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 10 percent to $2.3 million. The lower level of income was primarily due to our decision in the second half of 2004 to transition our mortgage operations in Arizona and Texas from the joint venture arrangement to our wholly-owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public and private term note offerings and by our bank revolving credit facility and bank term loans, land option contracts, joint venture financings, land seller notes, assessment district bond financings, and through the sale of our common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of employee stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities and internally generated funds. Based on our current business plan, we believe these sources of cash should be sufficient to finance our current working capital requirements and other needs. However, if sales were to continue to remain sluggish in many of our key markets or the current challenging market conditions were to deteriorate further, additional liquidity could be required to fund higher than anticipated inventory levels. In addition, one or more of these liquidity sources may become inaccessible as a result of general market conditions or as a result of any deterioration in our financial condition (including any inability to comply with one or more of the financial covenants contained in our senior debt obligations).

During 2006, our homebuilding debt increased by approximately $412.1 million. These funds, in addition to cash flow from operations and cash balances available at the beginning of the period, were used to finance our $87.0 million increase in homebuilding assets (net of impairments) as well as fund $104.7 million in stock repurchases and $10.5 million in dividends paid during the period. The increased investment in our homebuilding operations was made to support our current operations and long-term growth initiatives; however, in light of the recent slowing in the housing market, we have intensified our effort to manage our cash flows including our investment in land and housing inventories, with a focus on slowing our construction starts and reducing our capital outlays for new land purchases.

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

In August 2005, we amended our revolving credit facility with our bank group to, among other things, increase the lending commitments under the credit facility to $925 million (which was increased pursuant to an accordion feature to $1.1 billion in March 2006), extend the maturity date to August 2009 and revise certain financial and other covenants. On May 5, 2006, we amended our revolving credit facility to, among other things, increase the accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. Most of our wholly owned subsidiaries, other than our mortgage banking and title subsidiaries, guarantee our obligations under the facility.

The revolving credit facility contains financial covenants, including the following:

•

a covenant that, as of December 31, 2006, requires us to maintain not less than $1,372.7 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses);

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

These covenants, as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the revolving credit facility and from other sources. At December 31, 2006, we had $289.5 million of borrowings outstanding and had issued approximately $63.5 million of letters of credit under the revolving credit facility. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. The increase in the balance since December 31, 2005 was primarily due to the timing of land purchases as well as due to the decline in new home deliveries and homebuilding revenues from the year earlier period, partially offset by the issuance of $350 million in senior term loans (see below). Our ability to renew and extend the term of this revolving credit facility in the future is dependent upon a number of factors, including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

On May 5, 2006, we entered into a $100 million Senior Term Loan A (“Term Loan A”) and a $250 million Senior Term Loan B (“Term Loan B” and collectively with Term Loan A, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as the Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The financial covenants contained in the Term Loans, which are the same as, or less restrictive than, those contained in our revolving credit facility, require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio and not to exceed a debt to equity ratio. The Term Loan A also limits our investments in joint ventures and contains a maximum ratio of unsold land to net worth. The Term Loans bear interest at LIBOR based pricing. The Term Loan A LIBOR spread adjusts based on our quarterly leverage level, while the Term Loan B has a fixed interest rate spread of 150 basis points over LIBOR. In May 2006, we entered into interest rate swap agreements that effectively fixed the 3-month LIBOR rates for the Term Loans at 5.45 percent and 5.53 percent, respectively, for our Term Loan A and Term Loan B. As of December 31, 2006, the all-in interest rates, after giving effect to the interest rate swaps, on our Term Loan A and Term Loan B were 6.93 percent and 7.03 percent, respectively. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings but at a minimum are paid quarterly. The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

As of and for the year ended December 31, 2006, we were in compliance with the covenants contained in our revolving credit facility, Term Loans, and senior and senior subordinated notes. Our ability to borrow under our revolving credit facility is contingent upon our continued compliance with its covenants, including the interest coverage ratio, which is currently being negatively impacted by slowing market conditions. While we expect to continue to comply with our interest coverage ratio based on our current business plan, a modest decrease in budgeted deliveries or margins could cause us to violate this financial covenant. If we were to fail to comply with our interest coverage ratio, or any of the other covenants contained in the revolving credit facility and were unable to obtain a waiver for the non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the revolving credit facility and our other debt instruments could be accelerated. Under the terms of the Term Loan B, most amendments or waivers obtained under our revolving credit facility and Term Loan A automatically amend or waive the same provisions under the Term Loan B.

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

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At December 31, 2006, we had approximately $52.5 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a direct repayment obligation.

During 2006, we utilized three mortgage credit facilities with a total aggregate commitment of $170 million to fund mortgage loans originated by our financial services subsidiary. During certain periods, one of the mortgage credit facilities provided for additional borrowing capacity ranging from $30 million to $170 million, which was not included in the total aggregate commitment amount above. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. The mortgage credit facilities, which have LIBOR based pricing, also contain certain financial covenants relating to our financial services subsidiary, including leverage and net worth covenants. At December 31, 2006, we had approximately $250.9 million advanced under these mortgage credit facilities.

In February 2007, we replaced the above referenced credit facilities with two new credit facilities which provide for a combined aggregate commitment of $300 million and the ability to flex up to $400 million, subject to availability of additional bank lending commitments. These mortgage credit facilities also have LIBOR based pricing and contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants. These credit facilities have maturity dates ranging from February 1, 2008 to February 14, 2008.

We paid approximately $10.5 million, or $0.16 per common share, in dividends to our stockholders during the year ended December 31, 2006. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and Term Loans impose restrictions on the amount of dividends we may be able to pay. On January 31, 2007, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend was paid on February 22, 2007 to stockholders of record on February 8, 2007.

During the year ended December 31, 2006, we issued 592,392 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $2.9 million.

On July 26, 2006, our Board of Directors authorized a new $50 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. From January 1, 2006 through July 25, 2006, we repurchased approximately 3.3 million shares of common stock for approximately $104.7 million under our previously authorized stock repurchase plans. Through February 22, 2007, no shares have been repurchased under our new stock repurchase plan and we have suspended further repurchases until we reach our leverage and liquidity goals and the outlook for the housing market is improved.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2006, including estimated cash payments due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt principal payments (1)	$1,940,475	$44,670	$597,328	$450,000	$848,477
Long-term debt interest payments	646,830	133,661	237,103	166,252	109,814
Operating leases (2)	48,553	12,291	22,013	10,666	3,583
Purchase obligations (3)	1,604,440	1,228,663	330,724	38,493	6,560

Total	$4,240,298	$1,419,285	$1,187,168	$665,411	$968,434

(1)	Long-term debt represents the revolving credit facility, trust deed and other notes payable, and senior and senior subordinated notes payable, and excludes $13.6 million of indebtedness related to liabilities from inventories not owned. For a more detailed description of our long-term debt, refer to footnotes 4, 5 and 6 in our accompanying consolidated financial statements.
(2)	For a more detailed description of our operating leases, refer to footnote 9 in our accompanying consolidated financial statements.
(3)	Includes approximately $798.2 million (net of deposits) in land purchase and option contracts for which we have made non-refundable deposits and $777.8 million in commitments under development and construction contracts. For a more detailed description of our land purchase and option contracts, see “—Off-Balance Sheet Arrangements” below and footnote 9 in our accompanying consolidated financial statements.

Our revolving credit facility and mortgage credit facilities commitments and available capacity as of December 31, 2006 are summarized below (dollars in thousands):

	Total Amounts Committed	Available Capacity (3)
Revolving credit facility (1)	$1,100,000	$747,000
Mortgage credit facilities (2)	340,000	89,093

Total	$1,440,000	$836,093

(1)	For a more detailed description of our revolving credit facility, refer to footnote 4(a) in our accompanying consolidated financial statements.
(2)	For a more detailed description of our mortgage credit facilities, refer to footnote 7 in our accompanying consolidated financial statements and the discussion above under “Liquidity and Capital Resources” regarding replacement of these facilities in February 2007.
(3)	Available capacity represents the total commitment less outstanding borrowings and, if applicable, issued letters of credit. The available capacity under our revolving credit facility is subject to a borrowing base.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At December 31, 2006, we had cash deposits and letters of credit outstanding of approximately $24.6 million and capitalized preacquisition and other development and construction costs of approximately

$19.8 million relating to land purchase contracts having a total remaining purchase price of approximately $227.0 million. Approximately $23.3 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the applicable seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will forfeit should we not exercise the option. At December 31, 2006, we had cash deposits and letters of credit outstanding of approximately $45.4 million and capitalized preacquisition and other development and construction costs of approximately $18.8 million relating to option contracts having a total remaining purchase price of approximately $599.6 million. Approximately $129.1 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

For the year ended December 31, 2006, we incurred pretax charges of $52.6 million related to write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other income (expense) in the accompanying consolidated statements of income. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At December 31, 2006, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,256.4 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying consolidated balance sheets, and equity that totaled $888.5 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At December 31, 2006, approximately $650.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable). During the year ended December 31, 2006, we were not required to make remargin payments under any loan-to-value maintenance agreement. However, based on current uncertain market conditions and assumptions made concerning construction completion costs, it is possible that we and our joint venture partners could be required to make remargin payments.

Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions upon the occurrence of certain events. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. Based on current uncertain market conditions, it is possible that we and our joint venture partners could be required to make additional capital contributions to our joint ventures or that we will have disagreements that lead to buy-sell provisions being triggered in the future.

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At December 31, 2006, our joint ventures had approximately $130.8 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is “more likely than not” (defined as a likelihood of more than 50 percent), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial condition and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for our fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our financial condition or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not believe the adoption of EITF 06-8 will have any impact on our financial condition or results of operations since we do not account for any condominium sales under the percentage-of-completion method of sale.

FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2006 Annual Report to Stockholders (the “Annual Report”) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our aim to create stockholder value through a balance of measured earnings growth, strong financial returns and the return of capital to stockholders through dividends and share repurchases;

•	our ability to reduce land inventory, generate cash, pay down debt, and reduce our leverage to position ourselves to take advantage of future market opportunities;

•	our ability to adjust our fixed-cost structure, operate more efficiently, and reduce production costs and cycle times;

•	our implementation of a pricing strategy that balances volume, profitability and cash flow generation;

•	maintenance of a healthy balance sheet and ample liquidity;

•	changes in demand rates of new home orders;

•	a slowdown in demand and a decline in new home orders;

•	our outlook and expected deliveries and revenues;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	anticipated home sizes and sales prices;

•	plans with respect to land acquisitions;

•	expected new community openings and active communities;

•	the cancellation rate for sales orders;

•	our intent to continue to utilize joint venture vehicles;

•	the sufficiency of our capital resources and ability to access additional capital;

•

long-term growth initiatives and business strategy, including growth of our share of our key markets and the identification and consummation of acquisitions in new key markets with significant profit potential;

•	short-term business strategy;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	the potential for additional inventory impairment charges and write-offs of option deposits and capitalized preacquisition costs;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	future warranty costs;

•	litigation related costs;

•	our expected gross margins;

•	our anticipated income tax rate;

•	our ability to extend, renew or make additional borrowings under the revolving credit facility;

•	our ability to exercise the revolving credit facility accordion feature and the accordion feature contained in one of our mortgage credit facilities, subject to certain conditions;

•	our ability to comply with the covenants contained in our revolving credit facility (including the interest coverage ratio) and other debt instruments;

•	expected common stock dividends;

•	our plans with respect to stock repurchases;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the estimated fair value of our swap agreements and our expectation that they will have no impact on future earnings;

•	the estimated fair value of our reporting units and our real estate projects;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	the estimated costs to produce and sell homes;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

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

•	the supply and pricing of homes available for sale in the new and resale markets;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	our significant amount of debt and the impact of restrictive covenants in our credit agreements, public notes and private term loans and our ability to comply with these covenants;

•	a negative change in our credit rating or outlook;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage banking operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•	risks relating to our unconsolidated joint ventures, including development, contribution, completion, financing (including remargining), investment, partner dispute and consolidation risk;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other risks discussed in this Form 10-K.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based Term Loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2006. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our Term Loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets at December 31, 2006. The related income or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss). We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage. The estimated fair value of the swaps at December 31, 2006 represented a liability of $9.0 million, which was included in accrued liabilities in the accompanying consolidated financial statements. For the year ended December 31, 2006, we recorded a cumulative after-tax other comprehensive loss of $5.4 million relating to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, SPH Home Mortgage and Home First Funding. Our mortgage banking joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal. As of December 31, 2006, Family Lending held approximately $44.1 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of December 31, 2006, Family Lending had approximately $259.7 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, of which approximately $229.3 million were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

For our fixed rate debt, changes in interest rates generally affect the fair market value of each debt instrument but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flows. We do not have any obligations that currently require us to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2006, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $8.9 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during 2006 would have resulted in an increase in variable rate interest costs of approximately $7.9 million. In addition, holding our combined homebuilding joint venture variable rate debt balance constant as of December 31, 2006, each one percentage point increase in interest rates would result in an approximately $12.6 million increase in the interest costs of the unconsolidated joint ventures.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt. Our fixed rate debt consists of trust deed and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our trust deed and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value. Our senior notes payable and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2006.

	Expected Maturity Date							Estimated Fair Value
December 31,	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$254,665	$16	$18	$19	$21	$219	$254,958	$256,340
Average interest rate	6.6%	9.6%	9.6%	9.6%	9.6%	9.9%	6.6%

Liabilities:
Fixed rate debt (2)	$44,670	$152,777	$155,051	$175,000	$175,000	$598,477	$1,300,975	$1,269,085
Average interest rate	6.0%	6.5%	5.1%	6.5%	6.9%	7.5%	7.0%

Variable rate debt	$250,907	$—	$289,500	$—	$100,000	$250,000	$890,407	$886,657
Average interest rate	6.1%	—	7.0%	—	6.9%	7.0%	6.7%

Off-Balance Sheet Financial Instruments:
Forward sale commitments of mortgage backed securities:
Notional amount	$95,500	$—	$—	$—	$—	$—	$95,500	$95,902
Average interest rate	6.2%	—	—	—	—	—	6.2%

Commitments to originate mortgage loans:
Notional amount	$48,803	$—	$—	$—	$—	$—	$48,803	$48,874
Average interest rate	6.4%	—	—	—	—	—	6.4%

(1)	Substantially all of the amounts presented in this line item for 2007 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.
(2)	Excludes $13.6 million of indebtedness included in liabilities from inventories not owned.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Standard Pacific Corp. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Pacific Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 22, 2007

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$3,939,121	$3,993,082	$3,341,600
Cost of sales	(3,217,423)	(2,908,422)	(2,525,797)

Gross margin	721,698	1,084,660	815,803

Selling, general and administrative expenses	(472,129)	(439,850)	(343,869)
Income (loss) from unconsolidated joint ventures	(3,791)	58,944	43,415
Other income (expense)	(60,720)	746	(6,203)

Homebuilding pretax income	185,058	704,500	509,146

Financial Services:
Revenues	24,866	17,359	11,597
Expenses	(19,438)	(13,901)	(11,066)
Income from unconsolidated joint ventures	1,911	2,252	2,491
Other income	1,336	604	448

Financial services pretax income	8,675	6,314	3,470

Income before taxes	193,733	710,814	512,616
Provision for income taxes	(70,040)	(269,830)	(196,799)

Net income	$123,693	$440,984	$315,817

Earnings Per Share:
Basic	$1.90	$6.52	$4.69
Diluted	$1.85	$6.30	$4.54

Weighted Average Common Shares Outstanding:
Basic	65,187,469	67,621,717	67,374,432
Diluted	66,756,286	69,969,466	69,572,206

Cash dividends per share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$17,376	$18,824
Trade and other receivables	77,725	74,986
Inventories:
Owned	3,268,788	2,928,850
Not owned	203,197	590,315
Investments in and advances to unconsolidated joint ventures	310,699	285,760
Deferred income taxes	185,268	58,681
Goodwill and other intangibles, net	102,624	120,396
Other assets	59,219	60,052

	4,224,896	4,137,864

Financial Services:
Cash and equivalents	14,727	9,799
Mortgage loans held for sale	254,958	129,835
Other assets	8,360	3,344

	278,045	142,978

Total Assets	$4,502,941	$4,280,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$109,444	$115,082
Accrued liabilities	280,905	345,294
Liabilities from inventories not owned	83,149	48,737
Revolving credit facility	289,500	183,100
Trust deed and other notes payable	52,498	97,031
Senior notes payable	1,449,245	1,099,153
Senior subordinated notes payable	149,232	149,124

	2,413,973	2,037,521

Financial Services:
Accounts payable and other liabilities	4,404	2,246
Mortgage credit facilities	250,907	123,426

	255,311	125,672

Total Liabilities	2,669,284	2,163,193

Minority Interests	69,287	378,490

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,422,548 and 67,129,010 shares issued and outstanding at December 31, 2006 and 2005, respectively	644	671
Additional paid-in capital	323,099	405,638
Retained earnings	1,446,043	1,332,850
Accumulated other comprehensive loss, net of tax	(5,416)	—

Total Stockholders’ Equity	1,764,370	1,739,159

Total Liabilities and Stockholders’ Equity	$4,502,941	$4,280,842

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2005 and 2006	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2003	67,724,436	$677	$434,826	$597,698	$—	$1,033,201
Stock issuances under employee plans, including income tax benefits	1,146,462	11	16,005	—	—	16,016
Repurchase of and retirement of common stock, net of expenses	(1,636,200)	(16)	(38,738)	—	—	(38,754)
Cash dividends declared ($0.16 per share)	—	—	—	(10,783)	—	(10,783)
Amortization of stock-based compensation	—	—	6,498	—	—	6,498
Net income	—	—	—	315,817	—	315,817

Balance, December 31, 2004	67,234,698	672	418,591	902,732	—	1,321,995
Stock issuances under employee plans, including income tax benefits	1,286,470	13	25,818	—	—	25,831
Repurchase of and retirement of common stock, net of expenses	(1,392,158)	(14)	(52,021)	—	—	(52,035)
Cash dividends declared ($0.16 per share)	—	—	—	(10,866)	—	(10,866)
Amortization of stock-based compensation	—	—	13,250	—	—	13,250
Net income	—	—	—	440,984	—	440,984

Balance, December 31, 2005	67,129,010	671	405,638	1,332,850	—	1,739,159
Net income	—	—	—	123,693	—	123,693
Accumulated other comprehensive loss, net of tax	—	—	—	—	(5,416)	(5,416)

Comprehensive income.						118,277
Stock issuances under employee plans, including income tax benefits	592,392	6	5,594	—	—	5,600
Repurchase of and retirement of common stock, net of expenses	(3,298,854)	(33)	(104,672)	—	—	(104,705)
Cash dividends declared ($0.16 per share)	—	—	—	(10,500)	—	(10,500)
Amortization of stock-based compensation	—	—	16,539	—	—	16,539

Balance, December 31, 2006	64,422,548	$644	$323,099	$1,446,043	$(5,416)	$1,764,370

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$123,693	$440,984	$315,817
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
(Income) loss from unconsolidated joint ventures	1,880	(61,196)	(45,906)
Cash distributions of income from unconsolidated joint ventures	75,422	61,725	67,457
Depreciation and amortization	7,745	5,941	4,044
Loss on early extinguishment of debt	—	5,938	10,154
Amortization of stock-based compensation	16,539	13,250	6,498
Excess tax benefits from share-based payment arrangements	(2,697)	—	—
Deferred income taxes	(126,587)	(20,700)	(11,620)
Noncash inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	308,472	—	—
Noncash goodwill impairment charges	19,560	—	—
Changes in cash and equivalents due to:
Trade and other receivables	(2,739)	(47,869)	4,479
Mortgage loans held for sale	(125,123)	(41,265)	(10,986)
Inventories-owned	(590,008)	(559,766)	(281,171)
Inventories-not owned	68,993	(69,407)	(50,611)
Other assets	189	(14,114)	(5,594)
Accounts payable	(5,638)	16,267	16,326
Accrued liabilities	(60,281)	64,968	84,738
Liabilities from inventories not owned	—	—	(3,958)

Net cash provided by (used in) operating activities	(290,580)	(205,244)	99,667

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,530)	(115,609)	(25,078)
Investments in and advances to unconsolidated homebuilding joint ventures	(225,832)	(219,627)	(160,746)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	111,041	90,441	84,151
Net additions to property and equipment	(11,207)	(12,499)	(6,627)

Net cash used in investing activities	(133,528)	(257,294)	(108,300)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	106,400	183,100	—
Principal payments on trust deed and other notes payable	(46,837)	(48,177)	(32,087)
Redemption of senior notes payable	—	(130,938)	(259,045)
Proceeds from the issuance of senior notes payable	350,000	346,330	297,240
Net proceeds from mortgage credit facilities	127,481	41,534	22,575
Excess tax benefits from share-based payment arrangements	2,805	—	—
Dividends paid	(10,500)	(10,866)	(10,783)
Repurchases of common stock	(104,705)	(52,035)	(38,754)
Proceeds from the exercise of stock options	2,944	11,409	9,808

Net cash provided (used in) by financing activities	427,588	340,357	(11,046)

Net increase (decrease) in cash and equivalents	3,480	(122,181)	(19,679)
Cash and equivalents at beginning of year	28,623	150,804	170,483

Cash and equivalents at end of year	$32,103	$28,623	$150,804

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$139,877	$85,381	$80,624
Income taxes	$235,881	$283,659	$178,698

Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$2,304	$118,868	$33,519
Inventory received as distributions from unconsolidated homebuilding joint ventures	$17,637	$59,254	$13,960
Deferred purchase price recorded in connection with acquisitions	$2,712	$13,129	$6,982
Expenses capitalized in connection with the issuance of senior notes payable	$—	$3,670	$2,760
Excess tax benefits from share-based payment arrangements	$—	$14,422	$6,208
Increase/decrease in inventories not owned	$274,791	$252,880	$88,964
Increase/decrease in liabilities from inventories not owned	$34,412	$16,347	$16,733
Increase/decrease in minority interests	$309,203	$236,533	$72,231

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

We operate as a geographically diversified builder of single-family attached and detached homes for use as primary residences with operations in the major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada. We also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries.

Our percentage of home deliveries by state (excluding deliveries by unconsolidated joint ventures) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
State	2006	2005	2004
California	26%	28%	38%
Florida	26	31	26
Arizona	15	18	19
Texas	19	10	6
Carolinas	10	9	6
Colorado	4	4	5

Total	100%	100%	100%

Although we have increased our geographic diversification in recent years, we still generate a significant amount of our revenues and profits in California. In addition, a significant portion of our business, revenues and profits outside of California are concentrated in Arizona and Florida. Demand for new homes, and in some instances home prices, have recently been declining in California, Arizona and Florida. There can be no assurance that the demand for new homes or home sales prices in California, Arizona and Florida or the other markets in which we operate will not decline in the future.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d. Segment Reporting

We operate two principal businesses: Homebuilding and financial services (consisting of our mortgage banking and title operations). In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined that each of our homebuilding operating divisions and our financial services operations are our operating segments. Corporate is a non-operating segment.

Our homebuilding operations primarily include the sale and construction of single-family attached and detached homes. In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California, consisting of our operating divisions in California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida, North Carolina, South Carolina and Illinois. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution.

Our mortgage financing operations provide mortgage financing to our homebuyers in substantially all of the markets in which we operate. Our title service operations provide title examinations for our homebuyers in Texas and South Florida. Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under “Financial Services.”

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

Financial information relating to the Company’s operations was as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Homebuilding revenues:
California	$1,931,164	$2,170,243	$2,165,882
Southwest	1,052,304	821,892	576,948
Southeast	955,653	1,000,947	598,770

Total homebuilding revenues	$3,939,121	$3,993,082	$3,341,600

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Homebuilding pretax income (1):
California	$59,094	$506,697	$442,101
Southwest	10,631	71,187	41,850
Southeast	132,297	150,098	55,351
Corporate	$(16,964)	(23,482)	(30,156)

Total homebuilding pretax income	$185,058	$704,500	$509,146

(1)	Homebuilding pretax income for year ended December 31, 2006 includes non-cash pretax inventory impairment charges and write-offs of option deposits and preacquisiton costs recorded in the following segments: California recorded $221.5 million, Southwest recorded $66.6 million, and Southeast recorded $20.3 million for the year ended December 31, 2006. Goodwill impairment charges for the Southwest and Southeast segments were $16.4 million and $3.1 million, respectively, for the year ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Homebuilding income from unconsolidated joint ventures:
California (1)	$(4,712)	$59,951	$43,788
Southwest	389	(959)	(348)
Southeast	532	(48)	(25)

Total homebuilding income from unconsolidated joint ventures	$(3,791)	$58,944	$43,415

(1)	The California reportable segment includes a $42.5 million non-cash pretax inventory impairment charge related to six of our unconsolidated joint ventures.

	December 31,
	2006	2005
	(Dollars in thousands)
Homebuilding assets:
California	$1,975,231	$2,161,802
Southwest	1,175,059	920,034
Southeast	842,659	948,195
Corporate	231,947	107,833

Total homebuilding assets	$4,224,896	$4,137,864

	December 31,
	2006	2005
	(Dollars in thousands)
Investments in and advances to unconsolidated joint ventures:
California	$226,582	$239,702
Southwest	79,575	45,106
Southeast	4,542	952

Total investments in and advances to unconsolidated joint ventures	$310,699	$285,760

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

f. Variable Interest Entities

We account for variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack the direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R.

g. Limited Partnerships and Limited Liability Companies

We account for limited partnerships and limited liability companies under Emerging Issues Task Force (“EITF”) No. 04-5, “Determining whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), which the EITF reached a consensus on EITF 04-5 on June 29, 2005. The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a new framework for addressing when a general partner in a limited partnership, or a managing member in the case of a limited liability company, controls the entity. Under EITF 04-5, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements were subsequently modified and was effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-5 did not have a material impact on our financial position or results of operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

h. Revenue Recognition

In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer, collection of the purchase price is reasonably assured and we have no other continuing involvement. In instances where the homebuyer’s financing is originated by our mortgage banking subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such home sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Total profits that were deferred on such home sales for the years ended December 31, 2006 and 2005 were approximately $20.4 million and $3.3 million, respectively.

We recognize loan origination fees and expenses and gains and losses on loans when the related mortgage loans are sold. Our policy is to sell all mortgage loans originated. These sales generally occur within 60 days of origination. Mortgage loan interest is accrued only so long as it is deemed collectible.

i. Cost of Sales

Homebuilding cost of sales is recognized when homes are sold and title has transferred to the homebuyer. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation of these costs requires a substantial degree of judgment by management.

j. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. We periodically assess the adequacy of our warranty accrual and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in our accompanying consolidated balance sheets. Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Warranty accrual, beginning of the year	$29,903	$23,560	$23,522
Warranty costs accrued and other adjustments during the year	19,948	24,159	12,243
Warranty costs paid during the year	(16,296)	(17,816)	(12,205)

Warranty accrual, end of the year	$33,555	$29,903	$23,560

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

k. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units using the treasury stock method. The table set forth below reconciles the components of the basic earnings per share calculation to diluted earnings per share.

	Year Ended December 31,
	2006			2005			2004
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings per share	$123,693	65,187,469	$1.90	$440,984	67,621,717	$6.52	$315,817	67,374,432	$4.69
Effect of dilutive securities (1):
Stock options	—	1,393,275		—	2,178,425		—	2,197,774
Nonvested performance share awards	—	59,399		—	161,778		—	—
Nonvested restricted stock	—	9,640		—	7,546		—	—
Deferred stock units	—	106,503		—	—		—	—

Diluted earnings per share	$123,693	66,756,286	$1.85	$440,984	69,969,466	$6.30	$315,817	69,572,206	$4.54

(1)	For the years ended December 31, 2006, 2005 and 2004, antidilutive stock options not included in the calculation of diluted earnings per share were 683,870, 763,400 and 1,182,100, respectively.

l. Comprehensive Income

The components of comprehensive income were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income	$123,693	$440,984	$315,817
Unrealized loss on interest rate swaps, net of related income tax effects	(5,416)	—	—

Comprehensive income	$118,277	$440,984	$315,817

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

m. Stock-Based Compensation

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

The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the year ended December 31, 2006 as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing activities in the statements of cash flows. As a result, we reclassified $2.8 million of excess tax benefits as financing cash inflows in our consolidated statement of cash flows for the year ended December 31, 2006. In accordance with SFAS 123R, no reclassification was made to our consolidated statements of cash flows for excess tax benefits for the years ended December 31, 2005 and 2004.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for awards made prior to January 1, 2006:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$440,984	$315,817
Add: Total share-based compensation expense determined under the fair value method included in reported net income, net of related tax effects	8,220	4,003
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(8,849)	(5,610)

Net income, as adjusted	$440,355	$314,210

Earnings per share:
Basic—as reported	$6.52	$4.69
Basic—as adjusted	$6.51	$4.66
Diluted—as reported	$6.30	$4.54
Diluted—as adjusted (1)	$6.29	$4.51

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123R to all of our stock-based compensation plans for the years ended December 31, 2005 and 2004 were 70,035,626 and 69,643,442, respectively.

n. Cash and Equivalents

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.

o. Mortgage Loans Held for Sale

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

p. Inventories

Inventories consisted of the following at:

	December 31,
	2006	2005
	(Dollars in thousands)
Inventories owned:
Land and land under development	$2,128,067	$1,801,874
Homes completed and under construction	985,353	1,003,679
Model homes	155,368	123,297

Total inventories owned	$3,268,788	$2,928,850

Inventories not owned:
Land purchase and lot option deposits	$50,755	$163,083
Variable interest entities, net of deposits	82,848	421,641
Other lot option contracts, net of deposits	69,594	5,591

Total inventories not owned	$203,197	$590,315

Inventories owned consists of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment charges, if any. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value.

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

At December 31, 2006 and December 31, 2005, we consolidated 14 and 32 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits to these VIEs totaling approximately $10.0 million and $56.0 million as of December 31, 2006 and December 31, 2005, respectively, which are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our consolidated balance sheets at December 31, 2006 and 2005 were inventories not owned related to these VIEs of approximately $92.8 million and $477.7 million (which includes $10.0 million and $56.0 million in deposits), liabilities from inventories not owned of approximately $13.6 million and $43.2 million, and minority interests of approximately $69.3 million and $378.5 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other lot option contracts represent specific performance purchase obligations to purchase land that we have with various land sellers.

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

We incurred non-cash pretax inventory impairment charges of $255.8 million during 2006, which was included in cost of sales in the accompanying consolidated statements of income (see Note 2(d) for breakout of non-cash impairment charges by segment). We did not incur any material non-cash pretax inventory impairment charges during 2005 and 2004.

q. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and to investments in and advances to unconsolidated homebuilding and land development joint ventures in accordance with Statement of Financial Accounting Standards No. 58, “Capitalization of Interest Cost in Financial Statements that Include Investments Accounted for by the Equity Method (an amendment of FASB Statement No. 34).” Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units are sold. Interest capitalized to investments in unconsolidated joint ventures is included as a reduction to income from unconsolidated joint ventures as the related homes or lots are sold to third parties. The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures and amortized to cost of sales and income from unconsolidated joint ventures for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of year	$80,988	$58,620	$38,438
Homebuilding interest incurred and capitalized	148,335	95,554	87,085
Homebuilding interest previously capitalized and amortized	(89,853)	(73,186)	(66,903)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of year	$139,470	$80,988	$58,620

Capitalized interest as a percentage of inventories owned and investments in and advances to unconsolidated joint ventures, end of year	3.9%	2.5%	2.5%

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

r. Unconsolidated Homebuilding and Land Development Joint Ventures

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

s. Income Taxes

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

t. Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit. We perform our annual impairment test of goodwill in accordance with SFAS 142 using a discounted cash flow model for each of our reporting units as of October 1 or more frequently if there are indicators of impairment. For the year ended December 31, 2006, we recorded non-cash pretax goodwill impairment charges totaling $19.6 million to write-off goodwill allocated to the following divisions: San Antonio, Tucson, Colorado and Southwest Florida, which was included in other income (expense) in the accompanying consolidated financial statements. The estimated fair value of these reporting units were less than their carrying values. Our near-term and long-term forecasts, valuations and expected returns of these respective divisions, along with weaker local housing markets, led us to conclude that all or a portion of the associated goodwill of these divisions was impaired.

u. Insurance and Litigation Accruals

Insurance and litigation accruals are established for estimated future claims costs. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals includes consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

v. Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of income or recorded in other comprehensive income (loss), net of tax, and recognized in the consolidated statement of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedged accounting treatment.

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

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our Term Loans through their scheduled maturity dates (See Note 4(b) for further discussion). The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets at December 31, 2006. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive income or loss will be reclassified into future earnings unless the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage.

The estimated fair value of the swaps at December 31, 2006 represented a liability of $9.0 million, which was included in accrued liabilities in the accompanying consolidated financial statements. For the year ended December 31, 2006, we recorded a cumulative after-tax other comprehensive loss of $5.4 million relating to the swap agreements.

w. Accounting for Guarantees

We account for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2006, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 9 for further discussion).

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

x. Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is “more likely than not” (defined as a likelihood of more than 50 percent), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial condition and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for our fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to retained earnings We do not believe the adoption of SAB 108 will have a material impact on our financial condition or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not believe the adoption of EITF 06-8 will have any impact on our financial condition or results of operations since we do not account for any condominium sales under the percentage-of-completion method of sale.

y. Reclassifications

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

	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash	$132,742	$58,335
Inventories	2,226,516	1,480,166
Other assets	42,632	128,927

Total Assets	$2,401,890	$1,667,428

Liabilities and Equity:
Accounts payable and accrued liabilities	$257,007	$170,808
Construction loans and trust deed notes payable	1,256,356	658,160
Equity	888,527	838,460

Total Liabilities and Equity	$2,401,890	$1,667,428

Our share of equity shown above was approximately $286.3 million and $282.3 million at December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006 and 2005, we had advances outstanding to these joint ventures and homebuilding capitalized interest associated with these joint ventures of approximately $24.4 million and $3.5 million, respectively.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Revenues	$397,597	$468,731	$283,714
Cost of sales and expenses	(341,952)	(287,883)	(181,947)

Net income	$55,645	$180,848	$101,767

Income from unconsolidated joint ventures as presented in the accompanying consolidated financial statements reflects our proportionate share of the income of these unconsolidated land development and homebuilding joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. During 2006, we recorded a $42.5 million pretax inventory impairment charge related to six of our unconsolidated joint ventures, which was included in income from unconsolidated joint ventures in the accompanying consolidated statements of income.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the years ended December 31, 2006, 2005 and 2004, we recognized approximately $10.5 million, $11.2 million and $4.2 million, respectively, in management fees and recorded these amounts as a reduction of general and administrative and construction overhead costs. As of December 31, 2006 and 2005, we had approximately $1.4 million and $459,000, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Revolving Credit Facility and Trust Deed and Other Notes Payable

a. Revolving Credit Facility

On March 31, 2006, we exercised the accordion feature under our revolving credit facility increasing the commitment under the revolving credit facility from $925 million to $1.1 billion. On May 5, 2006, we amended our revolving credit facility with our bank group to, among other things, increase the accordion provision allowing us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. The financial covenants contained in the revolving credit facility require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio, not to exceed a debt to equity ratio and not to exceed a maximum ratio of unsold land to net worth. The revolving credit facility also limits our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. As of December 31, 2006 and throughout the year, we were in compliance with the covenants of the revolving credit facility. As of December 31, 2006, we had $289.5 million in borrowings outstanding and had issued $63.5 million in letters of credit under the revolving credit facility, leaving approximately $747.0 million in availability under the revolving credit facility at such date.

b. Term Loans

On May 5, 2006, we entered into a $100 million Senior Term Loan A (“Term Loan A”) and a $250 million Senior Term Loan B (“Term Loan B” and collectively with Term Loan A, the “Term Loans”). The Term Loans rank equally with borrowings under our revolving credit facility and our senior public notes (the Term Loans, our revolving credit facility and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as the Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. The financial covenants contained in the Term Loans, which are the same as or less restrictive than those contained in our revolving credit facility, require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio and not to exceed a debt to equity ratio. The Term Loan A also limits our investments in joint ventures and contains a maximum ratio of unsold land to net worth. The Term Loans bear interest at LIBOR based pricing. The Term Loan A LIBOR spread adjusts based on our quarterly leverage level, while the Term Loan B has a fixed interest rate spread of 150 basis points over LIBOR. As of December 31, 2006 and throughout the year, we were in compliance with the covenants of the Term Loans. In May 2006, we entered into interest rate swap agreements that effectively fixed the 3-month LIBOR rates for the Term Loans at 5.45 percent and 5.53 percent, respectively, for our Term Loan A and Term Loan B. As of December 31, 2006, the all-in interest rates, after giving effect to the interest rate swaps, on our Term Loan A and Term Loan B were 6.93 percent and 7.03 percent, respectively. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings, but at a minimum are paid quarterly. The Term Loans are prepayable at our option, with the Term Loan B having a prepayment penalty, under certain circumstances, if repaid within the first year after issuance. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

c. Trust Deed and Other Notes Payable

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development costs. Subject to certain exceptions in Florida, we

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally are not responsible for the repayment of these assessment district bonds. At December 31, 2006 and 2005, we had approximately $52.5 million and $97.0 million, respectively, outstanding in trust deed and other notes payable, including CDD bonds, under which we have a repayment obligation.

d. Borrowings and Maturities

The following summarizes the borrowings outstanding under our revolving credit facility and trust deed and other notes payable (excluding indebtedness included in liabilities from inventories not owned—see Note 2(p) above, and senior and senior subordinated notes payable—see Notes 5 and 6 below) during the three years ended December 31:

	2006	2005	2004
	(Dollars in thousands)
Maximum month end borrowings outstanding during the year .	$1,017,238	$412,574	$222,873
Average outstanding balance during the year	$817,034	$215,904	$86,664
Weighted average interest rate for the year	6.4%	5.8%	4.8%
Weighted average interest rate on borrowings outstanding at year end	6.9%	6.2%	7.2%

Maturities of the revolving credit facility, trust deed and other notes payable, and senior and senior subordinated notes payable (see Notes 5 and 6 below) are as follows as of December 31, 2006:

Year Ended December 31,
(Dollars in thousands)
2007	$44,670
2008	152,777
2009	444,551
2010	175,000
2011	275,000
Thereafter	848,477

$1,940,475

5. Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
6 1/2% Senior Notes due 2008	$150,000	$150,000
5 1/2% Senior Notes due 2009	150,000	150,000
6 1/2% Senior Notes due 2010	175,000	175,000
6 1/2% Senior Notes due 2011	175,000	175,000
7 3/4% Senior Notes due 2013, net	124,245	124,153
6 1/4% Senior Notes due 2014	150,000	150,000
7% Senior Notes due 2015	175,000	175,000
Term Loan A	100,000	—
Term Loan B	250,000	—

	$1,449,245	$1,099,153

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2003, we issued $150 million of 6 1/2% Senior Notes due October 1, 2008. These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, with the initial payment made on April 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds were approximately $148.6 million, and $102.9 million was used in October 2003 to redeem in full our 8 1/2% Senior Notes due 2007 with the balance used for general corporate purposes.

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

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control, as defined in the governing

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indentures, we are required to make an offer to purchase these notes at 101 percent of the principal amount. As of December 31, 2006, and throughout the year, we were in compliance with all of the covenants under the notes.

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

6. Senior Subordinated Notes Payable

On April 15, 2002, we issued $150 million of 9 1/4% Senior Subordinated Notes that mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38 percent under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets and are unsecured obligations that are junior to our senior indebtedness. Interest on these notes is payable on April 15 and October 15 of each year until maturity. Net proceeds after underwriting expenses were approximately $147.0 million. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes at 101 percent of the principal amount. As of December 31, 2006, we were in compliance with all of the covenants under the notes.

7. Mortgage Credit Facilities

Our financial services subsidiary, Family Lending Services utilized three mortgage credit facilities with a total aggregate commitment of $170 million to fund mortgage loans originated by our financial services subsidiary. During certain periods, one of the mortgage credit facilities provided for additional borrowing capacity ranging from $30 million up to $170 million, which was not included in the total aggregate commitment amount above. Mortgage loans are typically financed under the mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. Maximum borrowings outstanding under these facilities during 2006, 2005 and 2004 were approximately $250.9 million, $123.4 million and $82.1 million, respectively. Average borrowings outstanding during the years ended December 31, 2006, 2005 and 2004 were approximately $94.0 million, $82.1 million and $59.7 million, respectively. The weighted average interest rate of borrowings under the mortgage credit facilities, which have LIBOR based pricing, during the years ended December 31, 2006, 2005 and 2004 were 6.1 percent, 4.4 percent and 2.5 percent, respectively. In addition, the mortgage credit facilities also contain certain financial covenants including leverage and net worth covenants. As of December 31, 2006, and throughout the year, Family Lending was in compliance with all covenants under the mortgage credit facilities.

In February 2007, we replaced the above referenced credit facilities with two new credit facilities which provide for a combined aggregate commitment of $300 million and, subject to availability of additional bank lending commitments, the ability to flex up to $400 million These mortgage credit facilities also have LIBOR based pricing and contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants. These credit facilities have maturity dates ranging from February 1, 2008 to February 14, 2008.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Forward Sale Commitments of Mortgage-Backed Securities—These instruments consist of the forward sale of publicly traded mortgage-backed securities. Fair values of these instruments are based on quoted market prices for similar instruments.

Commitments to Originate Mortgage Loans—These instruments consist of extending interest rate locks to loan applicants. Fair values of these instruments are based on market rates of similar interest rate locks.

The estimated fair values of financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$17,376	$17,376	$18,824	$18,824
Financial services:
Cash and equivalents	$14,727	$14,727	$9,799	$9,799
Mortgage loans held for sale	$254,958	$256,340	$129,835	$130,339
Financial liabilities:
Homebuilding:
Revolving credit facility	$289,500	$289,500	$183,100	$183,100
Trust deed and other notes payable	$52,498	$52,498	$97,031	$97,031
Senior notes payable, net	$1,449,245	$1,409,874	$1,099,153	$1,060,361
Senior subordinated notes payable, net	$149,232	$152,963	$149,124	$152,666
Financial services:
Mortgage credit facilities	$250,907	$250,907	$123,426	$123,426
Off-balance sheet financial instruments:
Forward sale commitments of mortgage-backed securities	$95,500	$95,902	$127,104	$127,876
Commitments to originate mortgage loans	$48,803	$48,874	$32,612	$32,992

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

We lease office facilities, model homes and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2006 are as follows:

Year Ended December 31,
(Dollars in thousands)
2007	$12,291
2008	11,726
2009	10,287
2010	7,443
2011	3,223
Thereafter	3,583

Subtotal	48,553
Less — Sublease income	(2,322)

Net rental obligations	$46,231

Future minimum model home rental payments included in the table above represented less than $1.0 million of the total future liability. Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2006, 2005 and 2004 was approximately $12.0 million, $8.8 million and $7.5 million, respectively.

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write off should we not purchase the land. As of December 31, 2006, we had cash deposits and letters of credit outstanding of approximately $24.6 million and capitalized preacquisition and other development and construction costs of approximately $19.8 million relating to land purchase contracts having a total remaining purchase price of approximately $227.0 million. Approximately $23.3 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

In addition, we utilize lot option contracts with land sellers and third-party financial entities as a method of acquiring land. Lot option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will have to write off should we not exercise the option. As of December 31, 2006, we had cash deposits and letters of credit outstanding of approximately $45.4 million and capitalized preacquisition and other development and construction costs of approximately $18.8 million relating to option contracts having a total remaining purchase price of approximately $599.6 million. Approximately $129.1 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We incurred pretax charges of $52.6 million for year ended December 31, 2006, related to write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other income (expense) in the accompanying consolidated statements of income. We continue to evaluate the terms of open land option and purchase contracts in light of slower market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

We also enter into land development and homebuilding joint ventures. These joint ventures typically obtain secured acquisition, development and construction financing. At December 31, 2006, our unconsolidated joint ventures had borrowings outstanding of approximately $1,256.4 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying consolidated balance sheets, and equity that totaled $888.5 million. We and our joint venture partners generally provide credit enhancements to these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners and, in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. As of December 31, 2006, approximately $650.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us and our partners (exclusive of credit enhancements of our partners with respect to which we are not liable). During the year ended December 31, 2006, we were not required to make remargin payments under any loan-to-value maintenance agreement. However, based on current uncertain market conditions and assumptions made concerning construction completion costs, it is possible that we and our joint venture partners could be required to make remargin payments.

Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions upon the occurrence of certain events. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. Based on current uncertain market conditions, it is possible that we and our joint venture partners could be required to make additional capital contributions to our joint ventures or that we will have disagreements that lead to buy-sell provisions being triggered in the future. We and our joint venture partners are also generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans. In addition, we and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In some instances, these indemnities are subject to caps. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

Additionally, we and our joint venture partners have agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. As of December 31, 2006, there were approximately $130.8 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Family Lending Services (“Family Lending”). Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $48.8 million at December 31, 2006 and carried a weighted average interest rate of approximately 6.4 percent. Interest rate risks related to these obligations are generally mitigated by Family Lending preselling the loans to third party investors or through its interest rate hedging program. As of December 31, 2006, Family Lending had approximately $259.7 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, of which approximately $229.3 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of December 31, 2006, Family Lending held approximately $44.1 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

10. Income Taxes

The provision for income taxes includes the following components:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current:
Federal	$160,891	$248,466	$176,997
State	32,185	42,064	31,422

	193,076	290,530	208,419

Deferred:
Federal	(102,865)	(19,538)	(11,276)
State	(20,171)	(1,162)	(344)

	(123,036)	(20,700)	(11,620)

Provision for income taxes	$70,040	$269,830	$196,799

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our net deferred income tax asset are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Inventory adjustments	$130,601	$15,821
Financial accruals	48,519	34,340
State income taxes	11,265	14,722
Amortization of goodwill	(8,668)	(6,036)
Other	3,551	(166)

	$185,268	$58,681

At December 31, 2006, we had a consolidated net deferred tax asset of approximately $185.3 million. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized in future years. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if our effective tax rate declines.

The effective tax rate differs from the federal statutory rate of 35 percent due to the following items:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income before taxes	$193,733	$710,814	$512,616

Provision for income taxes at federal statutory rate	$67,807	$248,785	$179,416
Increases (decreases) in tax resulting from:
State income taxes, net of federal benefit	7,932	26,586	20,201
Section 199 tax benefit	(4,910)	(5,022)	—
Other, net	(789)	(519)	(2,818)

Provision for income taxes	$70,040	$269,830	$196,799

Effective tax rate	36.2%	38.0%	38.4%

The American Jobs Creation Act of 2004 provided a 3 percent tax deduction on qualified domestic production activities income. This deduction will be phased in over six years. When fully phased in, the deduction will be 9 percent of the lesser of qualified production activities income or taxable income. This deduction, which was applicable to us effective January 1, 2005, was accounted for as a permanent difference and reduced our current federal income tax expense for the years ended December 31, 2006 and 2005.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

a. Stock Options

Stock options granted under the plans discussed above are granted at prices equal to the fair market value of the shares of our common stock at the date of grant. These options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. The fair value for options is established at the date of grant using the Black-Scholes model for options that vest based on time and the Lattice model for options that vest based on market performance. When the options are exercised, the proceeds are credited to equity, including the related income tax benefits, if any.

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

The following is a summary of stock option transactions relating to the five plans on a combined basis for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	4,984,685	$17.45	5,417,070	$12.18	5,834,686	$9.36
Granted	567,500	37.02	782,500	43.52	831,500	27.59
Exercised	(425,890)	6.82	(1,161,130)	9.82	(1,146,462)	8.55
Canceled	(119,421)	38.39	(53,755)	31.19	(102,654)	16.87

Options outstanding, end of year	5,006,874	$20.07	4,984,685	$17.45	5,417,070	$12.18

Options exercisable at end of year	3,820,373	$14.67	3,529,242	$10.46	3,742,374	$8.44

Options available for future grant	3,303,896		4,187,935		1,330,680

Total compensation expense recognized related to stock options for the years ended December 31, 2006, 2005 and 2004 was approximately $7.7 million, $6.0 million and $3.9 million, respectively. As of December 31, 2006, there was approximately $8.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a remaining weighted-average period of 2.2 years.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

Option Outstanding					Option Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$ 3.00	$8.25	1,177,464	$6.54	2.6 years	1,177,464	$6.54
$ 8.50	$11.69	1,413,295	$10.96	4.5 years	1,413,295	$10.96
$14.82	$27.59	1,167,345	$22.83	6.9 years	947,570	$21.72
$35.73	$43.53	1,248,770	$40.57	4.4 years	282,044	$43.52

The fair value of each stock option granted during each of the three years ended December 31, 2006, 2005 and 2004 was estimated using the following weighted average assumptions:

	2006	2005	2004
Dividend yield	0.43%	0.37%	0.58%
Expected volatility	35.14%	39.35%	47.65%
Risk-free interest rate	4.54%	3.81%	3.52%
Expected life	3.0 years	3.3 years	5.0 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $5.86, $13.72 and $12.03, respectively.

b. Performance Share Awards

Performance share awards can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a targeted return on equity during the applicable fiscal year period and the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the applicable vesting date. Estimated compensation expense relating to each performance share award grant is recognized over the vesting period.

On January 29, 2004, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2004 awards was $23.06 per share. These performance share awards resulted in the issuance of 376,000 Shares on February 1, 2005. As of December 31, 2006, 250,672 of these Shares were vested and 125,328 were nonvested and outstanding.

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2005 awards was $36.92 per share. These performance share awards resulted in the issuance of 369,000 Shares on February 16, 2006, of which 123,005 Shares vested upon issuance. As of December 31, 2006, 123,005 of these Shares were vested and 245,995 were nonvested and outstanding.

On February 3, 2006, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The targeted aggregate number of Shares to be issued

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to these awards was 200,000 and the closing price of our common stock on the grant date was $37.03 per share. We did not achieve the targeted equity return for this grant. As a result, no shares will be issued pursuant to these awards, and accordingly, no compensation expense was recorded related to this grant for the year ended December 31, 2006.

Total compensation expense recognized related to performance share awards for the years ended December 31, 2006, 2005 and 2004 was approximately $7.3 million, $6.6 million, and $2.6 million, respectively. As of December 31, 2006, there was approximately $5.7 million of unrecognized stock-based compensation expense related to nonvested performance share awards, which is expected to be recognized over a remaining weighted-average period of 1.2 years.

c. Restricted Stock

Under certain of our stock incentive plans, we may grant restricted stock to key employees and non-employee directors. Restricted stock typically vests over a one to three year period. The following is a summary of restricted stock activity, excluding the Shares issued under performance share awards, for the year ended December 31, 2006:

	Shares	Weighted Average Closing Price of Our Common Stock on Date of Grant
Unvested restricted stock, beginning of year	38,000	$39.93
Granted	66,960	$33.70
Vested	(24,668)	$43.23
Forfeited	—

Unvested restricted stock, end of year	80,292	$33.72

Total compensation expense recognized related to restricted stock for the year ended December 31, 2006 was approximately $1.6 million. As of December 31, 2006, there was approximately $1.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

12. Employee Benefit and Deferred Compensation Plans

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan a percentage of their compensation through salary deferrals, subject to certain dollar limitations, and we match up to 2 percent of eligible compensation of employees electing to contribute. In addition, we contribute 3 percent of all eligible compensation subject to certain limits, which vests ratably over five years. Our contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $8.0 million, $6.5 million and $5.1 million, respectively.

We have two non-qualified deferred compensation plans pursuant to which eligible employees have been permitted to defer a portion of their compensation. The first plan was closed to new contributions on December 31, 2004. The second plan was opened to new contributions beginning January 1, 2005. Participants elect deemed investments for their deferrals from a variety of benchmark funds, except that recipients of restricted common stock grants that elect to defer receipt of Shares under the plan are deemed to hold an investment in the Shares. The return on the underlying benchmark fund or Shares, as applicable, determines the amount of earnings or losses that are credited or debited to the participant’s account. A participant may elect to

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive such deferred amounts in one payment or in annual installments no sooner than two years following each initial annual election. Participant contributions, other than contributions of restricted shares subject to vesting requirements, adjusted for investment gains and losses, are 100 percent vested. As of December 31, 2006 and 2005, we had $16.2 million and $10.5 million, respectively, in assets relating to the plan, which is included in other assets in our consolidated balance sheets, and we had accrued $16.9 million and $10.9 million, respectively, for our obligations under the plan, which is included in accrued liabilities in our consolidated balance sheets. Amounts deferred under the plans are deposited in a “rabbi trust” and invested in individual participant life insurance contracts owned by and for the benefit of the Company. The Company may elect to discontinue the funding of the trust at any time.

13. Stockholder Rights Plan and Common Stock Repurchase Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a new stockholder rights agreement (the “Agreement”). Under the Agreement, one preferred stock purchase right was granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as described in the Agreement, and upon paying the exercise price (currently $57.50), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, if we merge into another corporation, or if 50 percent or more of our assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from the then-current market value. In either situation, these rights are not exercisable by the acquiring party. Until the occurrence of certain events, the rights may be terminated at any time or redeemed by Standard Pacific’s Board of Directors including if it believes a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed or exchanged. If the rights are separated from the common shares, the rights expire ten years from the date they were separated.

For the year ended December 31, 2005, we repurchased approximately 1.4 million shares of common stock for approximately $52.0 million under previously authorized stock repurchase plans. On February 1, 2006, our Board of Directors authorized a new $100 million stock repurchase plan (the “February 2006 Plan”), which was subsequently replaced with a new $50 million plan on July 26, 2006 (the “July 2006 Plan”). From January 1, 2006 through July 25, 2006, we repurchased approximately 3.3 million shares of common stock for approximately $104.7 million under the February 2006 Plan. Through December 31, 2006, no shares were repurchased under the July 2006 Plan.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2006:
Revenues	$883,330	$1,009,805	$840,023	$1,230,829	$3,963,987
Homebuilding gross margin	$259,221	$272,649	$158,942	$30,886	$721,698
Income (loss) before taxes	$153,416	$155,694	$47,419	$(162,796)	$193,733
Net income (loss)	$94,757	$96,495	$30,847	$(98,406)	$123,693
Basic earnings per share	$1.42	$1.48	$0.48	$(1.53)	$1.90
Diluted earnings per share	$1.38	$1.44	$0.47	$(1.53)	$1.85
2005:
Revenues	$839,931	$956,898	$941,274	$1,272,338	$4,010,441
Homebuilding gross margin	$217,167	$261,957	$253,893	$351,643	$1,084,660
Income before taxes	$131,548	$174,376	$155,028	$249,862	$710,814
Net income	$82,115	$107,601	$96,376	$154,892	$440,984
Basic earnings per share	$1.22	$1.59	$1.42	$2.29	$6.52
Diluted earnings per share	$1.18	$1.54	$1.37	$2.22	$6.30

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Supplemental Guarantor Information

On February 22, 2006, our 100 percent owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other subsidiaries (collectively, “Non-Guarantor Subsidiaries”), guaranteed our outstanding senior indebtedness and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the consolidated financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,930,455	$2,008,666	$—	$—	$3,939,121
Cost of sales	(1,636,305)	(1,581,118)	—	—	(3,217,423)

Gross margin	294,150	427,548	—	—	721,698

Selling, general and administrative expenses	(214,446)	(257,683)	—	—	(472,129)
Income from unconsolidated joint ventures	(27,868)	24,077	—	—	(3,791)
Equity income of subsidiaries	123,081	—	—	(123,081)	—
Other income (expense)	(38,788)	(21,918)	(14)	—	(60,720)

Homebuilding pretax income	136,129	172,024	(14)	(123,081)	185,058

Financial Services:
Revenues	—	—	24,866	—	24,866
Expenses	—	—	(19,438)	—	(19,438)
Income from unconsolidated joint ventures	—	1,911	—	—	1,911
Other income (expense)	(1,157)	1,336	1,157	—	1,336

Financial services pretax income	(1,157)	3,247	6,585	—	8,675

Income before taxes	134,972	175,271	6,571	(123,081)	193,733
Provision for income taxes	(11,279)	(56,605)	(2,156)	—	(70,040)

Net income	$123,693	$118,666	$4,415	$(123,081)	$123,693

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2005

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$2,081,834	$1,911,248	$—	$—	$3,993,082
Cost of sales	(1,460,730)	(1,447,692)	—	—	(2,908,422)

Gross margin	621,104	463,556	—	—	1,084,660

Selling, general and administrative expenses	(218,734)	(221,116)	—	—	(439,850)
Income from unconsolidated joint ventures	28,974	29,970	—	—	58,944
Equity income of subsidiaries	195,004	—	—	(195,004)	—
Other income (expense)	(4,457)	5,280	(77)	—	746

Homebuilding pretax income	621,891	277,690	(77)	(195,004)	704,500

Financial Services:
Revenues	—	—	17,359	—	17,359
Expenses	—	—	(13,901)	—	(13,901)
Income from unconsolidated joint ventures	—	2,252	—	—	2,252
Other income (expense)	(377)	604	377	—	604

Financial services pretax income	(377)	2,856	3,835	—	6,314

Income before taxes	621,514	280,546	3,758	(195,004)	710,814
Provision for income taxes	(180,530)	(87,934)	(1,366)	—	(269,830)

Net income	$440,984	$192,612	$2,392	$(195,004)	$440,984

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2004

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$2,016,610	$1,324,990	$—	$—	$3,341,600
Cost of sales	(1,468,980)	(1,056,817)	—	—	(2,525,797)

Gross margin	547,630	268,173	—	—	815,803

Selling, general and administrative expenses	(184,487)	(159,382)	—	—	(343,869)
Income from unconsolidated joint ventures	16,967	26,448	—	—	43,415
Equity income of subsidiaries	97,454	—	—	(97,454)	—
Other income (expense)	(9,632)	3,428	1	—	(6,203)

Homebuilding pretax income	467,932	138,667	1	(97,454)	509,146

Financial Services:
Revenues	—	—	11,597	—	11,597
Expenses	—	—	(11,066)	—	(11,066)
Income from unconsolidated joint ventures	—	2,491	—	—	2,491
Other income (expense)	(299)	448	299	—	448

Financial services pretax income	(299)	2,939	830	—	3,470

Income before taxes	467,633	141,606	831	(97,454)	512,616
Provision for income taxes	(151,816)	(44,722)	(261)	—	(196,799)

Net income	$315,817	$96,884	$570	$(97,454)	$315,817

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$16,349	$1,020	$7	$—	$17,376
Trade and other receivables	1,019,404	37,946	3,771	(983,396)	77,725
Inventories:
Owned	1,528,794	1,707,133	32,861	—	3,268,788
Not owned	93,819	109,378	—	—	203,197
Investments in and advances to unconsolidated joint ventures	176,779	133,920	—	—	310,699
Investments in subsidiaries	991,444	—	—	(991,444)	—
Deferred income taxes	184,424	—	—	844	185,268
Goodwill and other intangibles, net	2,691	99,933	—	—	102,624
Other assets	42,497	16,710	12	—	59,219

	4,056,201	2,106,040	36,651	(1,973,996)	4,224,896

Financial Services:
Cash and equivalents	—	—	14,727	—	14,727
Mortgage loans held for sale	—	—	254,958	—	254,958
Other assets	—	—	9,204	(844)	8,360

	—	—	278,889	(844)	278,045

Total Assets	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$67,727	$41,716	$1	$—	$109,444
Accrued liabilities	223,585	1,003,374	37,342	(983,396)	280,905
Liabilities from inventories not owned	46,119	37,030	—	—	83,149
Revolving credit facility	289,500	—	—	—	289,500
Trust deed and other notes payable	44,765	7,733	—	—	52,498
Senior notes payable	1,449,245	—	—	—	1,449,245
Senior subordinated notes payable	149,232	—	—	—	149,232

	2,270,173	1,089,853	37,343	(983,396)	2,413,973

Financial Services:
Accounts payable and other liabilities	—	—	4,404	—	4,404
Mortgage credit facilities	—	—	250,907	—	250,907

	—	—	255,311	—	255,311

Total Liabilities	2,270,173	1,089,853	292,654	(983,396)	2,669,284

Minority Interests	21,658	47,629	—	—	69,287

Stockholders’ Equity:
Total Stockholders’ Equity	1,764,370	968,558	22,886	(991,444)	1,764,370

Total Liabilities and Stockholders’ Equity	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$16,911	$1,907	$6	$—	$18,824
Trade and other receivables	799,089	38,199	2,431	(764,733)	74,986
Inventories:
Owned	1,458,498	1,470,352	—	—	2,928,850
Not owned	357,609	232,706	—	—	590,315
Investments in and advances to unconsolidated joint ventures	184,600	101,160	—	—	285,760
Investments in subsidiaries	868,355	—	—	(868,355)	—
Deferred income taxes	58,240	—	—	441	58,681
Goodwill and other intangibles, net	3,108	117,288	—	—	120,396
Other assets	44,893	15,133	26	—	60,052

	3,791,303	1,976,745	2,463	(1,632,647)	4,137,864

Financial Services:
Cash and equivalents	—	—	9,799	—	9,799
Mortgage loans held for sale	—	—	129,835	—	129,835
Other assets	—	—	3,785	(441)	3,344

	—	—	143,419	(441)	142,978

Total Assets	$3,791,303	$1,976,745	$145,882	$(1,633,088)	$4,280,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$65,830	$49,252	$—	$—	$115,082
Accrued liabilities	266,348	841,938	1,741	(764,733)	345,294
Liabilities from inventories not owned	10,764	37,973	—	—	48,737
Revolving credit facility	183,100	—	—	—	183,100
Trust deed and other notes payable	46,315	50,716	—	—	97,031
Senior notes payable	1,099,153	—	—	—	1,099,153
Senior subordinated notes payable	149,124	—	—	—	149,124

	1,820,634	979,879	1,741	(764,733)	2,037,521

Financial Services:
Accounts payable and other liabilities	—	—	2,246	—	2,246
Mortgage credit facilities	—	—	123,426	—	123,426

	—	—	125,672	—	125,672

Total Liabilities	1,820,634	979,879	127,413	(764,733)	2,163,193

Minority Interests	231,510	146,980	—	—	378,490

Stockholders’ Equity:
Total Stockholders’ Equity	1,739,159	849,886	18,469	(868,355)	1,739,159

Total Liabilities and Stockholders’ Equity	$3,791,303	$1,976,745	$145,882	$(1,633,088)	$4,280,842

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(268,280)	$99,693	$(121,993)	—	$(290,580)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,530)	—	—	—	(7,530)
Investments in and advances to unconsolidated homebuilding joint ventures	(173,694)	(52,138)	—	—	(225,832)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	108,691	2,350	—	—	111,041
Net additions to property and equipment	(5,143)	(5,505)	(559)	—	(11,207)

Net cash provided by (used in) investing activities	(77,676)	(55,293)	(559)	—	(133,528)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	106,400	—	—	—	106,400
Principal payments on trust deed and other notes payable	(1,550)	(45,287)	—	—	(46,837)
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Net proceeds from (payments on) mortgage credit facilities	—	—	127,481	—	127,481
Excess tax benefits from share-based payment arrangements	2,805	—	—	—	2,805
Dividends paid	(10,500)	—	—	—	(10,500)
Repurchases of common stock	(104,705)	—	—	—	(104,705)
Proceeds from the exercise of stock options	2,944	—	—	—	2,944

Net cash provided by (used in) financing activities	345,394	(45,287)	127,481	—	427,588

Net decrease in cash and equivalents	(562)	(887)	4,929	—	3,480
Cash and equivalents at beginning of year	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of year	$16,349	$1,020	$14,734	$—	$32,103

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(230,827)	$65,864	$(40,281)	$—	$(205,244)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(115,609)	—	—	—	(115,609)
Investments in and advances to unconsolidated homebuilding joint ventures	(159,538)	(60,089)	—	—	(219,627)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	78,327	12,114	—	—	90,441
Net additions to property and equipment	(9,638)	(2,303)	(558)	—	(12,499)

Net cash proved by (used in) investing activities	(206,458)	(50,278)	(558)	—	(257,294)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	183,100	—	—	—	183,100
Principal payments on trust deed and other notes payable	(33,600)	(14,577)	—	—	(48,177)
Redemption of senior notes payable	(130,938)	—	—	—	(130,938)
Proceeds from the issuance of senior notes payable	346,330	—	—	—	346,330
Net proceeds from (payments on) mortgage credit facilities	—	—	41,534	—	41,534
Dividends paid	(10,866)	—	—	—	(10,866)
Repurchases of common stock	(52,035)	—	—	—	(52,035)
Proceeds from the exercise of stock options	11,409	—	—	—	11,409

Net cash provided by (used in) financing activities	313,400	(14,577)	41,534	—	340,357

Net decrease in cash and equivalents	(123,885)	1,009	695	—	(122,181)
Cash and equivalents at beginning of year	140,796	898	9,110	—	150,804

Cash and equivalents at end of year	$16,911	$1,907	$9,805	$—	$28,623

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$99,033	$23,817	$(23,183)	$—	$99,667

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(25,078)	—	—	—	(25,078)
Investments in and advances to unconsolidated homebuilding joint ventures	(139,474)	(21,272)	—	—	(160,746)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	73,774	10,377	—	—	84,151
Net additions to property and equipment	(2,975)	(2,539)	(1,113)	—	(6,627)

Net cash provided (used in) investing activities	(93,753)	(13,434)	(1,113)	—	(108,300)

Cash Flows From Financing Activities:
Principal payments on trust deed and other notes payable	(18,634)	(13,453)	—	—	(32,087)
Redemption of senior notes payable	(259,045)	—	—	—	(259,045)
Proceeds from issuance of senior notes payable	297,240	—	—	—	297,240
Net proceeds from (payments on) mortgage credit facilities	—	—	22,575	—	22,575
Dividends paid	(10,783)	—	—	—	(10,783)
Repurchases of common stock	(38,754)	—	—	—	(38,754)
Proceeds from the exercise of stock options	9,808	—	—	—	9,808

Net cash provided by (used in) financing activities	(20,168)	(13,453)	22,575	—	(11,046)

Net decrease in cash and equivalents	(14,888)	(3,070)	(1,721)	—	(19,679)
Cash and equivalents at beginning of year	155,684	3,968	10,831	—	170,483

Cash and equivalents at end of year	$140,796	$898	$9,110	$—	$150,804

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Standard Pacific Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of Standard Pacific Corp. and subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Standard Pacific Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Standard Pacific Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Standard Pacific Corp. and subsidiaries and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Irvine, California

February 22, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K that is not set forth in this Item 10 or in Part I of this Form 10-K under the heading “Executive Officers of the Registrant”, will be set forth in the Company’s 2007 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006 (the “2007 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2007 Proxy Statement is incorporated herein by this reference. All references to the 2007 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Report of the Audit Committee.”

Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our senior financial and executive officers, as well as our directors. We will disclose any waivers of, or amendments to, any provision of the Code of Business Conduct and Ethics that applies to our directors and senior financial and executive officers on our website, www.standardpacifichomes.com, through the “Investor Relations” link under the heading “Corporate Governance.”

In addition, we have adopted Corporate Governance Guidelines and charters for each of the Board of Director’s standing committees, which include the Audit, Compensation, Nominating and Corporate Governance, and Executive committees. Our Code of Business Conduct and Ethics and the charters for each of the aforementioned committees are accessible via our website at www.standardpacifichomes.com, through the “Investor Relations” link under the heading “Corporate Governance.” In addition, stockholders may also request a copy of any of the foregoing documents, which will be provided at no cost, by writing or calling us at the following address or telephone number:

Corporate Secretary

Standard Pacific Corp.

15326 Alton Parkway

Irvine, California 92618-2338

Telephone: (949) 789-1600

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K will be set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2007 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2007 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2007 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2007 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	50
	Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	51
	Consolidated Balance Sheets at December 31, 2006 and 2005	52
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006	53
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	54
	Notes to Consolidated Financial Statements	56

(2)	Financial Statement Schedules:

	Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 98-101 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 98-101 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 22nd day of February 2007.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN J. SCARBOROUGH (Stephen J. Scarborough)	Chairman of the Board of Directors and Chief Executive Officer	February 22, 2007

/S/ ANDREW H. PARNES (Andrew H. Parnes)	Executive Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 22, 2007

/S/ MICHAEL C. CORTNEY (Michael C. Cortney)	President and Director	February 22, 2007

/S/ JAMES L. DOTI (James L. Doti)	Director	February 22, 2007

/S/ RONALD R. FOELL (Ronald R. Foell)	Director	February 22, 2007

/S/ DOUGLAS C. JACOBS (Douglas C. Jacobs)	Director	February 22, 2007

/S/ LARRY D. MCNABB (Larry D. McNabb)	Director	February 22, 2007

/S/ FRANK E. O’BRYAN (Frank E. O’Bryan)	Director	February 22, 2007

/S/ JEFFREY V. PETERSON (Jeffrey V. Peterson)	Director	February 22, 2007

INDEX TO EXHIBITS

*3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated as of July 27, 2006, incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*3.3	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), as filed with the Securities and Exchange Commission on August 16, 1991.

*4.2	Amended and Restated Rights Agreement, dated as of July 24, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*4.3	Senior Debt Securities Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

*4.4	Fourth Supplemental Indenture relating to the Registrant’s 7 3/4% Senior Notes due 2013, dated as of March 7, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.5	Fifth Supplemental Indenture relating to the Registrant’s 6 7/8% Senior Notes due 2011, dated as of May 12, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

*4.6	Sixth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2008, dated as of September 23, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

*4.7	Seventh Supplemental Indenture relating to the Registrant’s 5 1/8% Senior Notes due 2009, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.8	Eighth Supplemental Indenture relating to the Registrant’s 6 1/4% Senior Notes due 2014, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.9	Ninth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2010, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.10	Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.11	Eleventh Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding Senior Notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*4.12	Twelfth Supplemental Indenture, dated as of May 5, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.13	Senior Subordinated Debt Securities Indenture, dated as of April 10, 2002, by and between Standard Pacific Corp. and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-10959), filed with the Securities and Exchange Commission on April 15, 2002.

*4.14	First Supplemental Indenture relating to the Registrant’s 9 1/4% Senior Subordinated Notes due 2012, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

4.15	Second Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding Senior Subordinated Notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*10.1	Revolving Credit Agreement, dated as of August 31, 2005, by and among Standard Pacific Corp., Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2005.

*10.2	Amendment to Revolving Credit Agreement, dated as of May 5, 2006, by and among Standard Pacific Corp., Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.3	Term Loan A Credit Agreement, dated as of May 5, 2006, by and among Standard Pacific Corp., Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.4	Term Loan B Credit Agreement, dated as of May 5, 2006, by and among Standard Pacific Corp., Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.5	Stock Purchase Agreement dated May 13, 2002 between Larry Godwin, Robert Godwin, Colony Communities, Inc. and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.6	Stock Purchase Agreement dated August 9, 2002 between the shareholders of Westfield Homes USA, Inc., WF Acquisition, Inc. and the Registrant, relating to the acquisition of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

*10.7	Amendment No. 1 to Westfield Homes Stock Purchase Agreement Dated June 1, 2004, by and among the Registrant, Westfield Homes USA, Inc., a wholly owned subsidiary of the Registrant, and the former shareholders of Westfield Homes USA, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

+*10.8	Standard Pacific Corp. Deferred Compensation Plan, effective February 1, 2002, incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.9	Standard Pacific Corp. 2005 Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.10	Change of Control Agreement, dated December 1, 2006, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+*10.11	Form of Change of Control Agreement, between the Registrant and each of the Registrant’s Executive Officers (other than Mr. Scarborough) incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+*10.12	Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

+*10.13	Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.14	2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2004.

+*10.15	Standard Pacific Corp. 2001 Non-Executive Officer Stock Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

+*10.16	Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

+*10.17	Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.18	Standard Terms and Conditions for Incentive Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.19	Standard Terms and Conditions for Non-Employee Director Non-Qualified Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.20	Form of Performance Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.21	Form of Restricted Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.22	Form of Restricted Share Award Agreement for Non-Employee Directors to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.23	Form of Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006.

+*10.24	Management Incentive Plan of Standard Pacific Corp., as amended, effective May 16, 2001, a description of which is incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 30, 2001.

+10.25	Retirement Agreement, dated as of January 17, 2007, between the Company and Michael C. Cortney.

+*10.26	2007 Executive Officer Compensation, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.