Form 10-Q
period 2007-03-31
STANDARD PACIFIC CORP /DE/
filed 2007-05-09
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Registrant’s shares of common stock outstanding at May 4, 2007: 64,744,031

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Revenues	$698,335	$879,020
Cost of sales	(628,247)	(619,799)

Gross margin	70,088	259,221

Selling, general and administrative expenses	(100,874)	(114,468)
Income (loss) from unconsolidated joint ventures	(39,257)	6,577
Other income	2,762	1,264

Homebuilding pretax income (loss)	(67,281)	152,594

Financial Services:
Revenues	5,577	4,144
Expenses	(4,415)	(4,207)
Income from unconsolidated joint ventures	259	667
Other income	250	218

Financial services pretax income	1,671	822

Income (loss) before taxes	(65,610)	153,416
(Provision) benefit for income taxes	24,819	(58,659)

Net income (loss)	$(40,791)	$94,757

Earnings (Loss) Per Share:
Basic	$(0.63)	$1.42
Diluted	$(0.63)	$1.38

Weighted Average Common Shares Outstanding:
Basic	64,548,095	66,862,133
Diluted	64,548,095	68,770,496

Cash dividends per share	$0.04	$0.04

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$3,842	$17,376
Trade and other receivables	46,812	77,725
Inventories:
Owned	3,140,784	3,268,788
Not owned	199,039	203,197
Investments in and advances to unconsolidated joint ventures	303,371	310,699
Deferred income taxes	209,858	185,268
Goodwill and other intangibles, net	102,167	102,624
Other assets	65,688	59,219

	4,071,561	4,224,896

Financial Services:
Cash and equivalents	13,911	14,727
Mortgage loans held for sale	141,122	254,958
Other assets	13,055	8,360

	168,088	278,045

Total Assets	$4,239,649	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$80,896	$109,444
Accrued liabilities	226,244	280,905
Liabilities from inventories not owned	81,704	83,149
Revolving credit facility	272,000	289,500
Trust deed and other notes payable	51,417	52,498
Senior notes payable	1,449,269	1,449,245
Senior subordinated notes payable	149,260	149,232

	2,310,790	2,413,973

Financial Services:
Accounts payable and other liabilities	4,293	4,404
Mortgage credit facilities	139,898	250,907

	144,191	255,311

Total Liabilities	2,454,981	2,669,284

Minority Interests	65,564	69,287

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,657,230 and 64,422,548 shares outstanding at March 31, 2007 and December 31, 2006, respectively	647	644
Additional paid-in capital	326,550	323,099
Retained earnings	1,398,551	1,446,043
Accumulated other comprehensive loss, net of tax	(6,644)	(5,416)

Total Stockholders’ Equity	1,719,104	1,764,370

Total Liabilities and Stockholders’ Equity	$4,239,649	$4,502,941

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(40,791)	$94,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	38,998	(7,244)
Cash distributions of income from unconsolidated joint ventures	6,838	26,259
Depreciation and amortization	1,974	1,668
Amortization of stock-based compensation	3,004	6,147
Excess tax benefits from share-based payment arrangements	(513)	(2,068)
Deferred income taxes	(24,590)	6,641
Noncash inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	85,617	—
Changes in cash and equivalents due to:
Trade and other receivables	30,913	23,731
Mortgage loans held for sale	113,836	13,827
Inventories—owned	41,697	(438,977)
Inventories—not owned	(497)	33,547
Other assets	(12,476)	(6,030)
Accounts payable	(28,548)	(7,488)
Accrued liabilities	(58,856)	(44,305)

Net cash provided by (used in) operating activities	156,606	(299,535)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	—	(6,368)
Investments in and advances to unconsolidated homebuilding joint ventures	(51,319)	(41,532)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	12,905	31,089
Net additions to property and equipment	(741)	(3,351)

Net cash used in investing activities	(39,155)	(20,162)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(17,500)	406,900
Principal payments on trust deed and other notes payable	(1,081)	(19,544)
Net proceeds from (payments on) mortgage credit facilities	(111,009)	(12,278)
Excess tax benefits from share-based payment arrangements	555	2,068
Dividends paid	(2,589)	(2,694)
Repurchases of common stock	(2,829)	(47,707)
Proceeds from the exercise of stock options	2,652	1,235

Net cash provided by (used in) financing activities	(131,801)	327,980

Net increase (decrease) in cash and equivalents	(14,350)	8,283
Cash and equivalents at beginning of period	32,103	28,623

Cash and equivalents at end of period	$17,753	$36,906

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$43,477	$24,438
Income taxes	$9,109	$52,123

Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$2,208	$13,248
Changes in inventories not owned	$5,168	$68,610
Changes in liabilities from inventories not owned	$1,445	$3,790
Changes in minority interests	$3,723	$72,400

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2007 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.	Segment Reporting

We operate two principal businesses: Homebuilding and financial services (consisting of our mortgage financing and title operations). In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined that each of our homebuilding operating divisions and our financial services operations are our operating segments. Corporate is a non-operating segment.

Our homebuilding operations primarily include the sale and construction of single-family attached and detached homes. In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California, consisting of our operating divisions in California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida, North Carolina and Illinois. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our homebuilding operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources. Corporate also provides the necessary administrative functions to support us as a publicly traded company. A substantial portion of the expenses incurred by Corporate are allocated to the homebuilding operating divisions based on their respective percentage of revenues.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Homebuilding revenues:
California	$284,110	$430,998
Southwest	273,351	214,630
Southeast	140,874	233,392

Total homebuilding revenues	$698,335	$879,020

Homebuilding pretax income (loss) (1):
California	$(24,285)	$96,221
Southwest	(34,146)	23,598
Southeast	(6,755)	39,187
Corporate	(2,095)	(6,412)

Total homebuilding pretax income (loss)	$(67,281)	$152,594

Homebuilding income (loss) from unconsolidated joint ventures:
California (2)	$(39,370)	$6,589
Southwest	(9)	(1)
Southeast	122	(11)

Total homebuilding income (loss) from unconsolidated joint ventures	$(39,257)	$6,577

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Homebuilding assets:
California	$1,949,407	$1,975,231
Southwest	1,062,374	1,175,059
Southeast	808,423	842,659
Corporate	251,357	231,947

Total homebuilding assets	$4,071,561	$4,224,896

Homebuilding investments in and advances to unconsolidated joint ventures:
California	$216,308	$226,582
Southwest	82,359	79,575
Southeast	4,704	4,542

Total homebuilding investments in and advances to unconsolidated joint ventures	$303,371	$310,699

(1)	Homebuilding pretax income (loss) for the three months ended March 31, 2007 includes a total of $130.2 million of non-cash pretax inventory and joint venture impairment charges recorded in the following segments: $52.7 million in California, $53.8 million in the Southwest, and $23.7 million in the Southeast.
(2)	The California reportable segment for the three months ended March 31, 2007 includes a $44.1 million non-cash pretax inventory impairment charge related to four of our unconsolidated joint ventures.

3.	Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units using the treasury stock method. The table set forth below reconciles the components of the basic earnings (loss) per share calculation to diluted earnings (loss) per share.

	Three Months Ended March 31,
	2007			2006
	Net Loss	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share	$(40,791)	64,548,095	$(0.63)	$94,757	66,862,133	$1.42
Effect of dilutive securities:
Stock options	—	—		—	1,841,271
Nonvested performance share awards	—	—		—	31,342
Nonvested restricted stock	—	—		—	35,750

Diluted earnings (loss) per share	$(40,791)	64,548,095	$(0.63)	$94,757	68,770,496	$1.38

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income (loss)	$(40,791)	$94,757
Unrealized loss on interest rate swaps, net of related income tax effects	(1,228)	—

Comprehensive income (loss)	$(42,019)	$94,757

5.	Stock-Based Compensation

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

a. Stock Options

On February 6, 2007, the Compensation Committee of our Board of Directors granted options to executive officers and employees to purchase 1,258,500 shares of our common stock at an exercise price of $29.84, which equaled the closing price and fair market value of a share of our common stock on the date of grant. These stock options vest in three equal installments with one-third of the stock options vesting if our stock price equals or exceeds the exercise price by 7%, 14% and 21% for 5 out of any 10 consecutive trading days. These stock options have a seven-year term.

Total compensation expense recognized related to stock options for the three months ended March 31, 2007 and 2006 was approximately $1.3 million and $2.4 million, respectively. As of March 31, 2007, there was approximately $10.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a remaining weighted-average period of 4.4 years.

b. Performance Share Awards

Performance share awards can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a single or series of pre-established financial and operating targets during the applicable fiscal year period, subject to downward adjustment based upon the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the applicable vesting date. Estimated compensation expense relating to each performance share award grant is recognized over the vesting period.

On March 18, 2005, the Compensation Committee of our Board of Directors granted nine executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2005 awards was $36.92 per share. These performance share awards resulted in the issuance of 369,000 Shares on February 16, 2006, of which 123,005 Shares vested upon issuance. As of March 31, 2007, 271,003 of these Shares were vested and 97,997 were nonvested and outstanding.

On March 23, 2007, the Compensation Committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. The targeted aggregate number of Shares to be issued pursuant to these awards is 240,000. The closing price of our common stock on the grant date was $23.20 per share. Estimated compensation expense to be recognized relating to these awards is based on the targeted number of Shares. No Shares have been issued relating to these awards as of March 31, 2007.

Total compensation expense recognized related to performance share awards for the three months ended March 31, 2007 and 2006 was approximately $1.3 million and $2.2 million, respectively. As of March 31, 2007, there was approximately $9.6 million of unrecognized stock-based compensation expense related to nonvested performance share awards, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

c. Restricted Stock

Under certain of our stock incentive plans, we may grant restricted stock to key employees and non-employee directors. Restricted stock typically vests over a one to three year period.

Total compensation expense recognized related to restricted stock for the three months ended March 31, 2007 and 2006 was approximately $371,000 and $1.6 million, respectively. As of March 31, 2007, there was approximately $1.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

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

7.	Inventories

Inventories consisted of the following at:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Inventories owned:
Land and land under development	$2,134,357	$2,128,067
Homes completed and under construction	842,677	985,353
Model homes	163,750	155,368

Total inventories owned	$3,140,784	$3,268,788

Inventories not owned:
Land purchase and land option deposits	$51,764	$50,755
Variable interest entities, net of deposits	79,126	82,848
Other land options contracts, net of deposits	68,149	69,594

Total inventories not owned	$199,039	$203,197

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

At March 31, 2007 and December 31, 2006, we consolidated 13 and 14 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $12.4 million and $11.5 million as of March 31, 2007 and December 31, 2006, respectively, which are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at March 31, 2007 and December 31, 2006 were inventories not owned related to these VIEs of approximately $90.0 million and $92.8 million (which includes $10.9 million and $10.0 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $13.6 million in both periods, and minority interests of approximately $65.6 million and $69.3 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

Other lot option contracts represent specific performance purchase obligations to purchase land that we have with various land sellers.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We incurred non-cash pretax impairment charges of $86.1 million during the three ended March 31, 2007, which was included in cost of sales in the accompanying condensed consolidated statements of operations (see Note 2 for breakout of non-cash impairment charges by segment).

8.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures and amortized to costs of sales and income from unconsolidated joint ventures for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, beginning of period	$139,470	$80,988
Homebuilding interest incurred and capitalized	35,196	31,912
Homebuilding interest previously capitalized and amortized	(22,212)	(15,975)

Homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, end of period	$152,454	$96,925

Capitalized interest as a percentage of inventories owned and investments in unconsolidated joint ventures, end of period	4.4%	2.7%

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

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash	$103,561	$132,742
Inventories	2,236,210	2,226,516
Other assets	37,202	42,632

Total assets	$2,376,973	$2,401,890

Liabilities and Equity:
Accounts payable and accrued liabilities	$244,623	$257,007
Construction loans and trust deed notes payable	1,245,279	1,256,356
Equity	887,071	888,527

Total liabilities and equity	$2,376,973	$2,401,890

Our share of equity shown above was approximately $268.0 million and $286.3 million at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, we had advances outstanding of approximately $23.4 million and $14.6 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of March 31, 2007 and December 31, 2006, we had approximately $12.0 million and $9.8 of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Revenues	$108,420	$88,862
Cost of sales and expenses	(128,537)	(58,560)

Net income (loss)	$(20,117)	$30,302

Income (loss) from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. During the three months ended March 31, 2007, we recorded a $44.1 million non-cash pretax inventory impairment charge related to four of our unconsolidated joint ventures, which was included in income (loss) from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended March 31, 2007 and 2006, we recognized approximately $1.9 million and $3.9 million, respectively, in management fees and recorded these amounts as a reduction of general and administrative and construction overhead costs. As of March 31, 2007 and 2006, we had approximately $705,000 and $1.8 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Warranty accrual, beginning of the period	$33,555	$29,903
Warranty costs accrued and other adjustments during the period	3,165	3,799
Warranty costs paid during the period	(3,582)	(3,901)

Warranty accrual, end of the period	$33,138	$29,801

11.	Revolving Credit Facility

We have a $1.1 billion revolving credit facility. Under the terms of the facility, we have an accordion feature which allows us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. The financial covenants contained in the revolving credit facility require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, maintain a minimum interest coverage ratio, not exceed a debt to equity ratio and not exceed a maximum ratio of unsold land to net worth. The revolving credit facility also limits our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount we may borrow under the revolving credit facility and from other sources. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. As of March 31, 2007 and for the three month period then ended, we were in compliance with the covenants of the revolving credit facility. As of March 31, 2007, we had $272.0 million in borrowings outstanding and had issued $61.7 million in letters of credit under the revolving credit facility, leaving approximately $766.3 million in availability under the revolving credit facility at such date, subject to borrowing base limitations.

On April 25, 2007, we amended our revolving credit facility with our bank group to, among other things, extend the maturity date of the facility from August 2009 to May 2011 and to permit a one-time temporary reduction in our minimum interest coverage ratio covenant (subject to, among other things, a concurrent temporary tightening of our leverage covenant and a prohibition on share repurchases during the reduced interest coverage period). In addition, the same covenant modifications were made to our $100 million senior Term Loan A and $250 million senior Term Loan B.

12.	Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of income or recorded in other comprehensive income (loss), net of tax, and recognized in the condensed consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedged accounting treatment.

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

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at March 31, 2007. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive income or loss will be reclassified into future earnings unless the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage.

The estimated fair value of the swaps at March 31, 2007 represented a liability of $10.3 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2007, we recorded a cumulative after-tax other comprehensive loss of $1.2 million relating to the swap agreements.

13.	Commitments and Contingencies

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At March 31, 2007, we had cash deposits and letters of credit outstanding of approximately $26.2 million and capitalized preacquisition and other development and construction costs of approximately $20.1 million relating to land purchase contracts having a total remaining purchase price of approximately $201.2 million. Approximately $23.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the applicable seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will forfeit should we not exercise the option. At March 31, 2007, we had cash deposits and letters of credit outstanding of approximately $43.1 million and capitalized preacquisition and other development and construction costs of approximately $28.6 million relating to option contracts having a total remaining purchase price of approximately $544.9 million. Approximately $124.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

For the three month period ended March 31, 2007, we incurred pretax charges of $758,000 and recovered $1.2 million related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other income in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At March 31, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,245.3 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets, and equity that totaled $816.4 million. We and our joint venture partners generally provide credit enhancements in connection with these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At March 31, 2007, approximately $658.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $155.0 million we would be solely responsible for and $503.6 million which we would be jointly and severally responsible with our partners). During the three months ended March 31, 2007, we were not required to make remargin payments under any loan-to-value maintenance agreement. However, subsequent to the end of the 2007 first quarter, we made an additional investment to one of our Southern California joint ventures totaling $9.7 million, which represented our 50% share of the venture’s project loan remargin requirement. Based on current market conditions and other factors, we expect that, over the next several quarters, we and our joint venture partners will be required to make additional remargin payments with respect to certain joint venture loans and will be required to restructure or extend others. If we do not make required remargin payments or are unable to restructure or extend other loans, this could require us to refinance these obligations with other third party lenders or to fund these joint ventures’ operations from corporate liquidity sources.

Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. Making capital contributions on behalf of our partners could result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage covenants. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures. The need for additional capital contributions from our joint venture partners could result in disagreements that lead to buy-sell provisions being triggered in the future or the need for us to fund these contributions on behalf of our partners, potentially requiring the consolidation of the impacted ventures into our consolidated financial statements.

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

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At March 31, 2007, our joint ventures had approximately $130.0 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

14.	Income Tax Uncertainties

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

As a result of the implementation of FIN 48, we recognized a $4.1 million liability (including potential interest and penalties) as of January 1, 2007 related to unrecognized tax benefits, that if recognized, would lower our effective tax rate. The charge was reflected as a reduction of beginning retained earnings as of January 1, 2007. We classify estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes.

As of March 31, 2007, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2002 through 2006. There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended March 31, 2007, nor do we anticipate significant changes during the next 12-month period.

15.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet evaluated the impact of adopting SFAS 157 on our financial condition and results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not believe the adoption of EITF 06-8 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of adopting SFAS 159 on our financial condition and results of operations.

16.	Supplemental Guarantor Information

Our 100% owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other subsidiaries (collectively, “Non-Guarantor Subsidiaries”), guarantee our outstanding senior indebtedness and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidating financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$284,110	$414,225	$—	$—	$698,335
Cost of sales	(222,968)	(405,279)	—	—	(628,247)

Gross margin	61,142	8,946	—	—	70,088

Selling, general and administrative expenses	(43,386)	(57,488)	—	—	(100,874)
Income (loss) from unconsolidated joint ventures	(44,531)	5,274	—	—	(39,257)
Equity income (loss) of subsidiaries	(26,208)	—	—	26,208	—
Other expense	1,026	1,736	—	—	2,762

Homebuilding pretax income (loss)	(51,957)	(41,532)	—	26,208	(67,281)

Financial Services:
Revenues	—	—	5,577	—	5,577
Expenses	—	—	(4,415)	—	(4,415)
Income from unconsolidated joint ventures	—	259	—	—	259
Other income (expense)	(221)	250	221	—	250

Financial services pretax income	(221)	509	1,383	—	1,671

Income (loss) before taxes	(52,178)	(41,023)	1,383	26,208	(65,610)
(Provision) benefit for income taxes	11,387	13,899	(467)	—	24,819

Net income (loss)	$(40,791)	$(27,124)	$916	$26,208	$(40,791)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$430,999	$448,021	$—	$—	$879,020
Cost of sales	(295,525)	(324,274)	—	—	(619,799)

Gross margin	135,474	123,747	—	—	259,221

Selling, general and administrative expenses	(54,289)	(60,179)	—	—	(114,468)
Income from unconsolidated joint ventures	4,290	2,287	—	—	6,577
Equity income of subsidiaries	44,888	—	—	(44,888)	—
Other expense	705	559	—	—	1,264

Homebuilding pretax income	131,068	66,414	—	(44,888)	152,594

Financial Services:
Revenues	—	—	4,144	—	4,144
Expenses	—	—	(4,207)	—	(4,207)
Income from unconsolidated joint ventures	—	667	—	—	667
Other income (expense)	(173)	218	173	—	218

Financial services pretax income	(173)	885	110	—	822

Income before taxes	130,895	67,299	110	(44,888)	153,416
Provision for income taxes	(36,138)	(22,533)	12	—	(58,659)

Net income	$94,757	$44,766	$122	$(44,888)	$94,757

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$2,672	$1,163	$7	$—	$3,842
Trade and other receivables	940,209	22,847	3,853	(920,097)	46,812
Inventories:
Owned	1,508,372	1,598,441	33,971	—	3,140,784
Not owned	92,525	106,514	—	—	199,039
Investments in and advances to unconsolidated joint ventures	157,879	145,492	—	—	303,371
Investments in subsidiaries	965,238	—	—	(965,238)	—
Deferred income taxes	209,145	—	—	713	209,858
Goodwill and other intangibles, net	2,691	99,476	—	—	102,167
Other assets	55,328	14,956	12	(4,608)	65,688

	3,934,059	1,988,889	37,843	(1,889,230)	4,071,561

Financial Services:
Cash and equivalents	—	—	13,911	—	13,911
Mortgage loans held for sale	—	—	141,122	—	141,122
Other assets	—	—	13,768	(713)	13,055

	—	—	168,801	(713)	168,088

Total Assets	$3,934,059	$1,988,889	$206,644	$(1,889,943)	$4,239,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$48,991	$31,869	$36	$—	$80,896
Accrued liabilities	183,012	929,324	34,005	(920,097)	226,244
Liabilities from inventories not owned	46,119	35,585	—	—	81,704
Revolving credit facility	272,000	—	—	—	272,000
Trust deed and other notes payable	44,766	6,651	—	—	51,417
Senior notes payable	1,449,269	—	—	—	1,449,269
Senior subordinated notes payable	149,260	—	—	—	149,260

	2,193,417	1,003,429	34,041	(920,097)	2,310,790

Financial Services:
Accounts payable and other liabilities	—	—	8,901	(4,608)	4,293
Mortgage credit facilities	—	—	139,898	—	139,898

	—	—	148,799	(4,608)	144,191

Total Liabilities	2,193,417	1,003,429	182,840	(924,705)	2,454,981

Minority Interests	21,538	44,026	—	—	65,564
Stockholders’ Equity:
Total Stockholders’ Equity	1,719,104	941,434	23,804	(965,238)	1,719,104

Total Liabilities and Stockholders’ Equity	$3,934,059	$1,988,889	$206,644	$(1,889,943)	$4,239,649

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$16,349	$1,020	$7	$—	$17,376
Trade and other receivables	1,019,404	37,946	3,771	(983,396)	77,725
Inventories:
Owned	1,528,794	1,707,133	32,861	—	3,268,788
Not owned	93,819	109,378	—	—	203,197
Investments in and advances to unconsolidated joint ventures	176,779	133,920	—	—	310,699
Investments in subsidiaries	991,444	—	—	(991,444)	—
Deferred income taxes	184,424	—	—	844	185,268
Goodwill and other intangibles, net	2,691	99,933	—	—	102,624
Other assets	42,497	16,710	12	—	59,219

	4,056,201	2,106,040	36,651	(1,973,996)	4,224,896

Financial Services:
Cash and equivalents	—	—	14,727	—	14,727
Mortgage loans held for sale	—	—	254,958	—	254,958
Other assets	—	—	9,204	(844)	8,360

	—	—	278,889	(844)	278,045

Total Assets	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$67,727	$41,716	$1	$—	$109,444
Accrued liabilities	223,585	1,003,374	37,342	(983,396)	280,905
Liabilities from inventories not owned	46,119	37,030	—	—	83,149
Revolving credit facility	289,500	—	—	—	289,500
Trust deed and other notes payable	44,765	7,733	—	—	52,498
Senior notes payable	1,449,245	—	—	—	1,449,245
Senior subordinated notes payable	149,232	—	—	—	149,232

	2,270,173	1,089,853	37,343	(983,396)	2,413,973

Financial Services:
Accounts payable and other liabilities	—	—	4,404	—	4,404
Mortgage credit facilities	—	—	250,907	—	250,907

	—	—	255,311	—	255,311

Total Liabilities	2,270,173	1,089,853	292,654	(983,396)	2,669,284

Minority Interests	21,658	47,629	—	—	69,287

Stockholders’ Equity:
Total Stockholders’ Equity	1,764,370	968,558	22,886	(991,444)	1,764,370

Total Liabilities and Stockholders’ Equity	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$35,762	$10,572	$110,272	$—	$156,606

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(42,449)	(8,870)	—	—	(51,319)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	12,915	(10)	—	—	12,905
Net additions to property and equipment	(195)	(467)	(79)	—	(741)

Net cash provided by (used in) investing activities	(29,729)	(9,347)	(79)	—	(39,155)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(17,500)	—	—	—	(17,500)
Principal payments on trust deed and other notes payable	1	(1,082)	—	—	(1,081)
Net proceeds from (payments on) mortgage credit facilities	—	—	(111,009)	—	(111,009)
Excess tax benefits from share-based payment arrangements	555	—	—	—	555
Dividends paid	(2,589)	—	—	—	(2,589)
Repurchases of common stock	(2,829)	—	—	—	(2,829)
Proceeds from the exercise of stock options	2,652	—	—	—	2,652

Net cash provided by (used in) financing activities	(19,710)	(1,082)	(111,009)	—	(131,801)

Net increase (decrease) in cash and equivalents	(13,677)	143	(816)	—	(14,350)
Cash and equivalents at beginning of period	16,349	1,020	14,734		32,103

Cash and equivalents at end of period	$2,672	$1,163	$13,918	$—	$17,753

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(339,935)	$26,929	$13,471	$—	$(299,535)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(6,368)	—	—	—	(6,368)
Investments in and advances to unconsolidated homebuilding joint ventures	(34,825)	(6,707)	—	—	(41,532)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	30,689	400	—	—	31,089
Net additions to property and equipment	(1,200)	(1,962)	(189)	—	(3,351)

Net cash used in investing activities	(11,704)	(8,269)	(189)	—	(20,162)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	406,900	—	—	—	406,900
Principal payments on trust deed and other notes payable	—	(19,544)	—	—	(19,544)
Net payments on mortgage credit facilities	—	—	(12,278)	—	(12,278)
Excess tax benefits from share-based payment arrangements	2,068	—	—	—	2,068
Dividends paid	(2,694)	—	—	—	(2,694)
Repurchases of common stock	(47,707)	—	—	—	(47,707)
Proceeds from the exercise of stock options	1,235	—	—	—	1,235

Net cash provided by (used in) financing activities	359,802	(19,544)	(12,278)	—	327,980

Net increase (decrease) in cash and equivalents	8,163	(884)	1,004	—	8,283
Cash and equivalents at beginning of period	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of period	$25,074	$1,023	$10,809	$—	$36,906

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Segment reporting;

•	Business combinations and goodwill;

•	Variable interest entities;

•	Limited partnerships and limited liability companies;

•	Unconsolidated homebuilding and land development joint ventures;

•	Inventories;

•	Cost of sales;

•	Warranty accruals; and

•	Insurance and litigation accruals.

For a more detailed description of these critical accounting policies, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Revenues	$698,335	$879,020	(21)%
Cost of sales	(628,247)	(619,799)	1%

Gross margin	70,088	259,221	(73)%

Gross margin percentage	10.0%	29.5%

Selling, general and administrative expenses	(100,874)	(114,468)	(12)%
Income (loss) from unconsolidated joint ventures	(39,257)	6,577	(697)%
Other income	2,762	1,264	119%

Homebuilding pretax income (loss)	(67,281)	152,594	(144)%

Financial Services:
Revenues	5,577	4,144	35%
Expenses	(4,415)	(4,207)	5%
Income from unconsolidated joint ventures	259	667	(61)%
Other income	250	218	15%

Financial services pretax income	1,671	822	103%

Income (loss) before taxes	(65,610)	153,416	(143)%
(Provision) benefit for income taxes	24,819	(58,659)	(142)%

Net income (loss)	$(40,791)	$94,757	(143)%

Earnings (Loss) Per Share:
Basic	$(0.63)	$1.42	(144)%
Diluted	$(0.63)	$1.38	(146)%

Net cash provided by (used in) operating activities	$156,606	$(299,535)	(152)%
Net cash provided by (used in) investing activities	$(39,155)	$(20,162)	94%
Net cash provided by (used in) financing activities	$(131,801)	$327,980	(140)%

Adjusted Homebuilding EBITDA(1)	$90,931	$195,965	(54)%

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) noncash impairment charges, if any, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income (loss) from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as a measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

(1) continued

The tables set forth below reconcile net cash used in operating activities and net income (loss), calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$156,606	$(299,535)
Add:
Provision (benefit) for income taxes	(24,819)	58,659
Expensing of previously capitalized interest included in cost of sales	21,414	15,803
Excess tax benefits from share-based payment arrangements	513	2,068
Less:
Income (loss) from financial services subsidiary	1,162	(63)
Depreciation and amortization from financial services subsidiary	142	147
Net changes in operating assets and liabilities:
Trade and other receivables	(30,913)	(23,731)
Mortgage loans held for sale	(113,836)	(13,827)
Inventories-owned	(41,697)	438,977
Inventories-not owned	497	(33,547)
Deferred income taxes	24,590	(6,641)
Other assets	12,476	6,030
Accounts payable	28,548	7,488
Accrued liabilities	58,856	44,305

Adjusted Homebuilding EBITDA	$90,931	$195,965

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income (loss)	$(40,791)	$94,757
Add:
Cash distributions of income from unconsolidated joint ventures	6,838	26,259
Provision (benefit) for income taxes	(24,819)	58,659
Expensing of previously capitalized interest included in cost of sales	21,414	15,803
Noncash impairment charges	85,618	—
Homebuilding depreciation and amortization	1,831	1,521
Amortization of stock-based compensation	3,004	6,147
Less:
Income (loss) from unconsolidated joint ventures	(38,998)	7,244
Income (loss) from financial services subsidiary	1,162	(63)

Adjusted Homebuilding EBITDA	$90,931	$195,965

Three Month Period Ended March 31, 2007 Compared to Three Month Period Ended March 31, 2006

Overview

During the first quarter of 2007, our operations continued to be impacted by the changing market tone that surfaced at the end of 2005, became more pronounced during the course of 2006 and gave rise to a rapid decline in demand in most of the major housing markets across the country. During 2006 this decline in demand led to significant price reductions and incentives to move inventory which eroded our margins and triggered asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, higher interest rates for variable rate loans, a tightening of underwriting standards by some lenders, growing levels of both new and existing housing inventory levels and weaker homebuyer confidence. These conditions contributed to slower sales rates and high levels of cancellations. While we have seen a decrease in our sales cancellation rates in the first quarter of 2007 as compared to the last two quarters of 2006, we continue to face the housing market challenges discussed above.

As demand in our markets decreased and our volumes slowed during 2006, we implemented a plan to adjust our operating strategy, transitioning from a focus on growth and diversification to an emphasis on strengthening our balance sheet and improving our liquidity. In addition, our operating strategy was adjusted to focus on the following:

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

We believe that these measures will result in the generation of positive cash flow which will be used to pay down our debt and strengthen our financial position. During the 2007 first quarter, we generated a modest level of cash flows from operations and paid down a portion of our consolidated debt. We believe that a stronger balance sheet will help reposition us for the eventual housing market recovery, including taking advantage of attractive land and market opportunities.

For the 2007 first quarter we generated a net loss of $40.8 million, or ($0.63) per diluted share, compared to net income of $94.8 million, or $1.38 per diluted share, for the year earlier period. The decrease in net income was driven primarily by a $219.9 million decrease in homebuilding pretax income to a loss of $67.3 million. Our results for the three months ended March 31, 2007 included non-cash pretax inventory impairment charges totaling $130.2 million, or ($1.25) per diluted share after tax, which is discussed in more detail below.

Because of the challenging market conditions we are currently facing, providing guidance for 2007 with any degree of certainty is difficult. With that being said, our current 2007 business plan anticipates $3.1 billion in homebuilding revenues from approximately 8,150 new home deliveries (excluding 700 joint venture deliveries).

Homebuilding

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Homebuilding pretax income (loss)(1):
California	$(24,285)	$96,221	(125)%
Southwest	(34,146)	23,598	(245)%
Southeast	(6,755)	39,187	(117)%
Corporate	(2,095)	(6,412)	67%

Total homebuilding pretax income (loss)	$(67,281)	$152,594	(144)%

Homebuilding revenues:
California	$284,110	$430,998	(34)%
Southwest	273,351	214,630	27%
Southeast	140,874	233,392	(40)%

Total homebuilding revenues	$698,335	$879,020	(21)%

(1)	Homebuilding pretax income for the three months ended March 31, 2007 includes a total of $130.2 million of non-cash pretax inventory and joint venture impairment charges recorded in the following segments: $52.7 million in California, $53.8 million in the Southwest and $23.7 million in the Southeast.

Homebuilding pretax income for the 2007 first quarter decreased 144% to a $67.3 million pretax loss from $152.6 million of pretax income in the year earlier period. The decrease in pretax income was driven by a 21% decrease in homebuilding revenues to $698.3 million, a 1,950 basis point decrease in our homebuilding gross margin percentage, a $45.8 million decrease in joint venture income, and a 140 basis point increase in our selling, general and administrative (“SG&A”) rate. Our homebuilding operations for the 2007 first quarter included a non-cash pretax inventory impairment charge of $86.1 million, which was included in cost of sales, and a $44.1 million pretax charge related to our share of joint venture inventory impairments, which was included in joint venture income (loss).

The 21% decrease in homebuilding revenues was primarily attributable to a 24% decrease in new home deliveries (exclusive of joint ventures), which was partially offset by a 2% increase in our consolidated average home price to $361,000.

	Three Months Ended March 31,
	2007	2006	% Change
New homes delivered:
Southern California	276	451	(39)%
Northern California	157	168	(7)%

Total California	433	619	(30)%

Arizona	434	359	21%
Texas	378	432	(13)%
Colorado	77	110	(30)%
Nevada	5	—	—

Total Southwest	894	901	(1)%

Florida	358	717	(50)%
Carolinas	183	236	(22)%

Total Southeast	541	953	(43)%

Consolidated total	1,868	2,473	(24)%

Unconsolidated joint ventures(1):
Southern California	58	27	115%
Northern California	23	6	283%
Arizona	4	6	(33)%
Illinois	12	—	—

Total unconsolidated joint ventures	97	39	149%

Total (including joint ventures)(1)	1,965	2,512	(22)%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

In California, we delivered 433 new homes (exclusive of joint ventures) during the first quarter of 2007, a 30% decrease from the 2006 first quarter. Deliveries were off 39% in Southern California reflecting the slowdown in order activity that began in late 2005 and progressed throughout 2006. Deliveries were down 7% in Northern California, which primarily reflected the slowdown in new home demand that also began to surface in the region in the second half of 2005.

In the Southwest, we delivered 894 new homes (exclusive of joint venture) in the first quarter of 2007 compared to 901 new homes in the 2006 first quarter. We delivered 434 homes (excluding 4 joint venture deliveries) during the 2007 first quarter in Arizona, a 21% increase over the 2006 first quarter. While the Phoenix and Tucson markets have experienced declines in new home demand, including increased sales cancellation rates, these two divisions were able to convert a significant portion of their beginning backlog and standing speculative units into 2007 first quarter deliveries. New home deliveries were down 13% in Texas, driven by moderating demand in San Antonio and Dallas, offset in part by a 44% increase in deliveries from our Austin division, which experienced steady demand for new homes during the 2007 first quarter. Deliveries were off 30% in Colorado to 77 new homes for the quarter in what is still a challenging environment.

New home deliveries in our Southeast region were down 43% during the 2007 first quarter to 541 homes. In Florida, we delivered 358 new homes during the 2007 first quarter, a 50% year-over-year decline. The lower level of deliveries in Florida was due to weaker housing demand which began last year combined with an increase in our cancellation rate in the state. In the Carolinas, deliveries were off 22% from the year earlier period driven by a 36% decrease in deliveries in Raleigh, while deliveries in Charlotte were generally in line with the year earlier period.

	Three Months Ended March 31,
	2007	2006	% Change
Average selling prices of homes delivered:
Southern California	$702,000	$668,000	5%
Northern California	575,000	773,000	(26)%

Total California	656,000	696,000	(6)%

Arizona	322,000	268,000	20%
Texas	214,000	190,000	13%
Colorado	351,000	314,000	12%
Nevada	427,000	—	—

Total Southwest	280,000	236,000	19%

Florida	279,000	264,000	6%
Carolinas	217,000	178,000	22%

Total Southeast	258,000	243,000	6%

Consolidated (excluding joint ventures)	361,000	354,000	2%
Unconsolidated joint ventures(1)	510,000	815,000	(37)%

Total (including joint ventures)(1)	$368,000	$361,000	2%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2007 first quarter, our consolidated average home price increased 2% to $361,000. The overall increase was primarily due to changes in our product and geographic mix, offset in part by the increase in incentives and discounts used to sell homes in California, Florida and Arizona, our three largest markets.

Our average home price in California was $656,000 for the first quarter of 2007, a 6% decrease from the year earlier period driven by an increased use of incentives and the following regional changes. The lower average home price in Northern California was primarily due to a greater proportion of our deliveries coming from our more affordable markets in Sacramento and the Central Valley. The lower average home price in Northern California was partially offset by slightly higher average home prices generated in Southern California. The 5% increase in average home price in Southern California was primarily due to a greater delivery mix during the 2007 first quarter from our Orange County and San Diego divisions, which generally build more expensive homes.

In the Southwest our average home price was $280,000 for the 2007 first quarter, a 19% increase over the year earlier period. Our average price in Arizona was up 20% to $322,000, primarily reflecting the strong level of price appreciation experienced in Phoenix during 2005 and the early part of 2006. The 13% increase in our average price in Texas reflected a greater percentage of deliveries from our Dallas and Austin divisions which deliver more expensive homes than our San Antonio operation.

Our average home price in the Southeast was $258,000 for the 2007 first quarter, a 6% increase over the year earlier period. Our average price in Florida was up 6% from the year ago period to $279,000 and primarily reflected a shift within our Tampa operation, our largest division in the state, to a greater mix of higher-priced homes. Our average price was up 22% in the Carolinas from the year earlier period and primarily reflected a change in delivery mix towards larger, more expensive homes.

Gross Margin Percentage

Our 2007 first quarter homebuilding gross margin percentage was down year-over-year to 10.0% from 29.5% in the first quarter of 2006. The 2007 first quarter gross margin reflected an $86.1 million pretax inventory impairment charge, which related primarily to projects in Texas, Florida, Arizona and California. Excluding the inventory impairment charge, our homebuilding gross margin would have been 22.4%. The 710 basis point decrease in the year-over-year gross margin percentage, as adjusted for the inventory impairment charge, was driven primarily by lower gross margins in California and Arizona. The decrease in these markets was driven by increased incentives and discounts resulting from weakening demand during last year and this year, creating a much more competitive market for new homes, which, as noted above, put downward pressure on our home prices. If market conditions deteriorate further, or our competitors change their pricing strategies, we may have to reduce our home prices further or adjust our discounts and concessions negatively impacting our margins and potentially triggering additional impairments.

SG&A Expenses

Selling, general and administrative expenses (including corporate G&A) for the 2007 first quarter increased 140 basis points to 14.4% of homebuilding revenues compared to 13.0% for the same period last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to an increase in sales and marketing costs, particularly advertising and co-broker commissions, as a result of our focus on generating sales in these challenging market conditions. These increases were partially offset by an absolute decrease in our G&A expenses as well as a decrease in our G&A rate. The decrease in our G&A expenses was predominately due to a reduction in compensation related expenses.

Unconsolidated Joint Ventures

We recognized a $39.3 million loss from unconsolidated joint ventures during the 2007 first quarter compared to income of $6.6 million in the year earlier period. The loss in the 2007 first quarter reflects a $44.1 million pretax impairment charge related to our share of joint venture inventory impairments. For the first quarter of 2007, approximately $4.4 million of joint venture income was generated from profits related to land sales to other builders while approximately $0.4 million was generated from new home deliveries. Deliveries from our unconsolidated homebuilding joint ventures totaled 97 new homes in the 2007 first quarter versus 39 last year.

	Three Months Ended March 31,
	2007	2006	% Change
Net new orders(1):
Southern California	428	454	(6)%
Northern California	247	114	117%

Total California	675	568	19%

Arizona	255	488	(48)%
Texas	372	579	(36)%
Colorado	115	156	(26)%
Nevada	15	—	—

Total Southwest	757	1,223	(38)%

Florida	252	451	(44)%
Carolinas	257	235	9%

Total Southeast	509	686	(26)%

Consolidated total	1,941	2,477	(22)%

Unconsolidated joint ventures(2):
Southern California	73	5	1,360%
Northern California	40	17	135%
Arizona	(1)	—	—
Illinois	6	11	(45)%

Total unconsolidated joint ventures	118	33	258%

Total (including joint ventures)(2)	2,059	2,510	(18)%

Average number of selling communities during the period:
Southern California	35	32	9%
Northern California	24	13	85%

Total California	59	45	31%

Arizona	26	28	(7)%
Texas	41	39	5%
Colorado	13	12	8%
Nevada	3	—	—

Total Southwest	83	79	5%

Florida	45	46	(2)%
Carolinas	21	17	24%

Total Southeast	66	63	5%

Consolidated total	208	187	11%

Unconsolidated joint ventures(2):
Southern California	9	1	800%
Northern California	6	5	20%
Arizona	—	—	—
Illinois	2	1	100%

Total unconsolidated joint ventures	17	7	143%

Total (including joint ventures)(2)	225	194	16%

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(2)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders companywide (excluding joint ventures) for the first quarter of 2007 totaled 1,941 homes, a 22% decrease from the 2006 first quarter. Our consolidated cancellation rate for the 2007 first quarter was 25% compared to 25% in the 2006 first quarter and 43% in the 2006 fourth quarter, while our cancellation rate as a percentage of beginning backlog for the 2007 first quarter was 24% compared to 13% in the year earlier period. The overall decline in net orders resulted from the continued slowing of demand for homes in Florida and Arizona, and to a lesser extent a decline in orders in Texas and Colorado. The declines were offset in part by an overall increase in orders in California. The lower level of demand in these markets was generally attributable to reduced housing affordability, higher short-term interest rates, a tightening of underwriting standards for certain borrowers and increased levels of new and existing homes for sale. These conditions have also contributed to an erosion of homebuyer confidence in these markets.

Net new orders in California (excluding joint ventures) for the first quarter of 2007 totaled 675 homes, a 19% increase from the 2006 first quarter on a 31% higher community count. Net new home orders were off 6% year-over-year in Southern California on a 9% higher average community count. While down year-over-year, order activity in Southern California has improved meaningfully over the levels of the past three quarters as a result of the positive response we have seen to our more aggressive pricing strategy to increase homebuyer traffic and sales. In addition, the region’s 2007 first quarter cancellation rate dropped for the third quarter in a row to 19%, which compares to 32% in the year earlier period. While conditions remain challenging in all four of our Northern California divisions, improved sales year-over-year are a result of a focus on increasing traffic and orders through a more competitive pricing strategy. Our cancellation rate of 10% for the 2007 first quarter was down from 28% in the 2006 first quarter and 25% in the 2006 fourth quarter.

Net new orders in the Southwest (excluding joint ventures) for the 2007 first quarter were down 38% to 757 new homes. In Arizona, net new home orders were down 48% on a 7% lower average community count. The Phoenix market continued to experience extremely challenging market conditions for new and existing homes, however, our cancellation rate in Phoenix, while up year-over-year to 35%, was down sharply from the 2006 fourth quarter rate of 84%. In Texas, net new orders were down 36% on a 5% higher average community count. Housing market conditions in our Texas markets were mixed with Austin performing relatively well while San Antonio and Dallas have weakened over the past few quarters. In Colorado, net new orders were down 26% on an 8% higher community count as housing market conditions remain challenging in this market. In Nevada, we generated 15 new home orders from 3 communities in our new Las Vegas division, a market which has also proved to be a challenging market.

In the Southeast, net new orders (excluding joint ventures) decreased 26% from the year earlier period to 509 homes for the 2007 first quarter. In Florida, net new home orders were down 44% on a 2% lower community count. The year-over-year decline in Florida order activity reflects continued weakness in buyer demand and an increase in our cancellation rate to 41% for the 2007 first quarter. The most notable year-over-year change in Florida has been in our Tampa division where housing market conditions began to change rather dramatically at the end of the 2006 second quarter. Since Tampa is our largest division in Florida, the slowdown in that market has meaningfully impacted our statewide order totals. Net new orders in the Carolinas were up 9% on a 24% higher community count. While the Carolina markets have slowed somewhat recently, they still remain healthy.

We ended the 2007 first quarter with 209 active selling communities (excluding 19 joint venture communities), an 8% increase over the year earlier period. We are projecting to open approximately 105 new communities during 2007 compared to 88 last year. We are targeting approximately 260 communities by the end of 2007, representing a 25% year-over-year increase.

	At March 31,
Backlog (in homes):	2007	2006	% Change
Southern California	376	1,041	(64)%
Northern California	189	244	(23)%

Total California	565	1,285	(56)%

Arizona	504	1,547	(67)%
Texas	578	976	(41)%
Colorado	186	256	(27)%
Nevada	21	—	—

Total Southwest	1,289	2,779	(54)%

Florida	591	2,010	(71)%
Carolinas	267	206	30%

Total Southeast	858	2,216	(61)%

Consolidated total	2,712	6,280	(57)%

Unconsolidated joint ventures(1):
Southern California	143	75	91%
Northern California	60	54	11%
Arizona	—	25	(100)%
Illinois	12	43	(72)%

Total unconsolidated joint ventures	215	197	9%

Total (including joint ventures)(1)	2,927	6,477	(55)%

Backlog (estimated dollar value in thousands):
Southern California	$277,517	$778,439	(64)%
Northern California	99,148	179,432	(45)%

Total California	376,665	957,871	(61)%

Arizona	165,211	504,728	(67)%
Texas	136,386	193,445	(29)%
Colorado	71,537	81,522	(12)%
Nevada	7,304	—	—

Total Southwest	380,438	779,695	(51)%

Florida	163,881	571,452	(71)%
Carolinas	62,335	38,818	61%

Total Southeast	226,216	610,270	(63)%

Consolidated total	983,319	2,347,836	(58)%

Unconsolidated joint ventures(1):
Southern California	80,275	42,821	87%
Northern California	41,775	38,351	9%
Arizona	—	7,526	(100)%
Illinois	8,539	18,705	(54)%

Total unconsolidated joint ventures	130,589	107,403	22%

Total (including joint ventures)(1)	$1,113,908	$2,455,239	(55)%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) decreased 58% from the year earlier period to $983 million at March 31, 2007, reflecting the meaningful slowdown in order activity we experienced during 2006 and into the first quarter of 2007.

	At March 31,
	2007	2006	% Change
Building sites owned or controlled:
Southern California	13,037	15,243	(14)%
Northern California	6,147	8,630	(29)%

Total California	19,184	23,873	(20)%

Arizona	9,591	12,003	(20)%
Texas	8,226	10,835	(24)%
Colorado	1,117	1,523	(27)%
Nevada	3,027	3,019	—

Total Southwest	21,961	27,380	(20)%

Florida	12,128	15,313	(21)%
Carolinas	3,942	5,269	(25)%
Illinois	167	220	(24)%

Total Southeast	16,237	20,802	(22)%

Total (including joint ventures)	57,382	72,055	(20)%

Total building sites owned	34,635	38,912	(11)%
Total building sites optioned or subject to contract	8,798	21,368	(59)%
Total joint venture lots	13,949	11,775	18%

Total (including joint ventures)	57,382	72,055	(20)%

Total building sites owned and controlled as of March 31, 2007 decreased 20% from the year earlier period, which reflects our effort to reduce our real estate inventories and to better align our supply of land with the reduced level of demand during these more challenging times.

	At March 31,
	2007	2006	% Change
Completed and unsold homes:
Consolidated	768	378	103%
Joint ventures	28	—	—

Total (including joint ventures)	796	378	111%

Homes under construction:
Consolidated	3,009	6,618	(55)%
Joint ventures	661	552	20%

Total (including joint ventures)	3,670	7,170	(49)%

As a result of weaker housing market conditions which contributed to an increase in our sales cancellation rates during the latter half of 2006, our supply of completed and unsold homes (excluding joint ventures) as of March 31, 2007 increased 103% to 768 homes compared to the year earlier period. At the same time, the number of homes under construction as of March 31, 2007 decreased 55% to 3,009 units (exclusive of joint ventures) from the year earlier period in response to our increased focus on managing the level of our speculative inventory and our desire to better match starts with the lower sales volume.

Financial Services

In the 2007 first quarter, our financial services subsidiary generated pretax income of $1.2 million compared to a small loss in the year earlier period. The increase in profitability was driven primarily by a 57% higher level of loan sales, partially offset by a decrease in margins (in basis points) on loans sold combined with a decline in the amount of net interest income earned on loans held for sale. The higher level of loan sales reflected increased capture rates resulting in part from increased incentives tied to the use of our financial services subsidiary for financing.

Financial services joint venture income, which is derived from mortgage financing joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 61% to $259,000. The lower level of joint venture income was due to the declining level of new home deliveries in 2007 combined with the transition of our Colorado operations during 2006 from a joint venture arrangement to our wholly owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for land acquisitions, construction and development expenditures, operating expenses, market expansion (including acquisitions), investments in land development and homebuilding joint ventures, principal and interest payments on debt, share repurchases, and dividends to our stockholders. Cash requirements have been met by internally generated funds, outside borrowings, including our public and private term note offerings and by our bank revolving credit facility and bank term loans, land option contracts, joint venture financings, land seller notes, assessment district bond financings, and through the sale of our common equity through public offerings. To a lesser extent, capital has been provided through the issuance of common stock as acquisition consideration as well as from proceeds received upon the exercise of employee stock options. In addition, our mortgage financing subsidiary requires funding to finance its mortgage lending operations. Its cash needs are funded from mortgage credit facilities and internally generated funds. Based on our current business plan, we believe these sources of cash should be sufficient to finance our current working capital requirements and other needs. However, if sales were to continue to remain sluggish in many of our key markets or the current challenging market conditions were to deteriorate further, additional liquidity could be required to fund higher than anticipated inventory levels. In addition, one or more of these liquidity sources may become inaccessible as a result of general market conditions or as a result of a deterioration in our financial condition (including any inability to comply with one or more of the financial covenants contained in our senior debt obligations) or as a result of our inability to obtain, restructure or renew joint venture financings. In the case of our revolving credit facility and bank term loans, a number of factors, such as additional impairments, an increase in the number of aged unsold completed homes and additional joint venture investments, could also reduce our borrowing base, which limits the amount of permissible borrowings under the facility and bank term loans.

An important focus of management is controlling our leverage. Careful consideration is given to balancing our desire to further our strategic long-term growth initiatives while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our leverage has generally fluctuated over the past several years in the range of 45% to 55% (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, acquisitions of other homebuilders, the consolidation of joint ventures into our consolidated financial statements, and changes in demand for new homes, including an increase in our cancellation rate. Typically our leverage increases during the first three quarters of the year and reaches a low at year end.

We utilize a $1.1 billion bank revolving credit facility to fund our homebuilding working capital needs. The facility has an accordion feature which allows us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. On April 25, 2007, we amended our revolving credit facility with our bank group to, among other things, extend the maturity date of the facility from August 2009 to May 2011 and to permit a one-time temporary reduction of our minimum interest coverage ratio covenant (subject to, among other things, a concurrent temporary tightening in our leverage covenant and a prohibition on share repurchases during the reduced interest coverage period). Most of our wholly owned subsidiaries, other than our mortgage financing and title subsidiaries, guarantee our obligations under the facility.

The revolving credit facility contains financial covenants, including the following:

•

a covenant that, as of March 31, 2007, requires us to maintain not less than $1,372.7 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses);

•	a leverage covenant that prohibits any of the following:

•

our ratio of combined total homebuilding debt to adjusted consolidated tangible net worth from being in excess of 2.25 to 1.0 (subject to a temporary tightening during a reduced interest coverage period);

•

our ratio of the carrying value of unsold land (land that has not yet undergone vertical construction and has not been sold to a homebuyer or other third party) to adjusted consolidated tangible net worth from being in excess of 1.60 to 1.0;

•

an interest coverage covenant that prohibits our ratio of homebuilding EBITDA to consolidated homebuilding interest incurred for any period consisting of the preceding four consecutive fiscal quarters from being less than 1.75 to 1.0 (subject to our ability to elect a one-time temporary reduction that permits the ratio to be less than 1.75 to 1.0 but greater than 1.25 to 1.0 for no more than five consecutive quarters); and

•	a covenant that limits our investments in joint ventures.

These covenants, as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the revolving credit facility and from other sources. At March 31, 2007, we had $272.0 million of borrowings outstanding and had issued approximately $61.7 million of letters of credit under the revolving credit facility. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options. Our ability to renew and extend the term of this revolving credit facility in the future is dependent upon a number of factors, including the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and our financial condition and strength.

As of and for the three months ended March 31, 2007, we were in compliance with the covenants contained in our revolving credit facility, our senior term loans, and senior and senior subordinated notes. Our ability to borrow under our revolving credit facility is contingent upon our continued compliance with its covenants, including the interest coverage ratio, which is currently being negatively impacted by slowing market conditions. While we expect to continue to comply with our revised interest coverage ratio based on our current business plan and, if needed, can make use of a one-time temporary reduction in the required minimum coverage, a decrease in budgeted deliveries or margins could cause us to violate this financial covenant. If we were to fail to comply with our interest coverage ratio, or any of the other covenants contained in the revolving credit facility and were unable to obtain a waiver for the non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the revolving credit facility and our other debt instruments could be accelerated. Under the terms of our Term Loan B, most amendments or waivers obtained under our revolving credit facility and Term Loan A automatically amend or waive the same provisions under the Term Loan B.

We evaluate our capital needs and public capital market conditions on a continual basis to determine if and when it may be advantageous to issue additional securities. There may be times when the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources and may need to seek additional capital from our bank group, other sources or adjust our capital outlays and expenditures accordingly. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio, could result in a credit ratings downgrade or change in outlook, otherwise increase our cost of borrowing, or adversely affect our ability to obtain necessary funds. During the 2007 first quarter, one of the credit rating bureaus downgraded our corporate and debt ratings due to the projected lower absolute levels of our interest coverage ratio coupled with the wide-spread deterioration in the general homebuilding market. It is possible that additional downgrades could occur if our interest coverage, leverage levels and/or outlook for the homebuilding industry deteriorates further.

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At March 31, 2007, we had approximately $51.4 million outstanding in trust deed and other notes payable, including CDD bonds, under which we had a direct repayment obligation.

Our mortgage financing subsidiary utilizes two mortgage credit facilities which provide for a combined aggregate commitment of $300 million and the ability to flex up to $400 million, subject to availability of additional bank lending commitments. Mortgage loans are typically financed under these mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. These mortgage credit facilities have LIBOR based pricing and contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants. These credit facilities have maturity dates ranging from February 1, 2008 to February 14, 2008. At March 31, 2007, we had approximately $139.9 million advanced under these mortgage credit facilities.

We paid approximately $2.6 million, or $0.04 per common share, in dividends to our stockholders during the three months ended March 31, 2007. We expect that this dividend policy will continue but is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and senior term loans impose restrictions on the amount of dividends we may be able to pay. On April 26, 2007, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend will be paid on May 24, 2007 to stockholders of record on May 10, 2007.

During the three months ended March 31, 2007, we issued 337,132 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $2.7 million.

On July 26, 2006, our Board of Directors authorized a new $50 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. Through May 4, 2007, no shares have been repurchased under our new stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves. In connection with the vesting of restricted stock grants made under our equity incentive plans, we repurchased an aggregate of 102,450 shares from our executive officers to fund vesting-related tax obligations totaling approximately $2.8 million.

Off-Balance Sheet Arrangements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At March 31, 2007, we had cash deposits and letters of credit outstanding of approximately $26.2 million and capitalized preacquisition and other development and construction costs of approximately $20.1 million relating to land purchase contracts having a total remaining purchase price of approximately $201.2 million. Approximately $23.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and reducing the use of funds from our revolving credit facility and other corporate financing sources. These option contracts also help us manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the applicable seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we will forfeit should we not exercise the option. At March 31, 2007, we had cash deposits and letters of credit outstanding of approximately $43.1 million and capitalized preacquisition and other development and construction costs of approximately $28.6 million relating to option contracts having a total remaining purchase price of approximately $544.9 million. Approximately $124.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. Our utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

For the three months ended March 31, 2007, we incurred pretax charges of $758,000 and recovered $1.2 million related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other income in the accompanying consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At March 31, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,245.3 million that, in accordance with U.S. generally accepted accounting principles, are not recorded in the accompanying condensed consolidated balance sheets, and equity that totaled $816.4 million. We and our joint venture partners generally provide credit enhancements in connection with these borrowings in the form of loan-to-value maintenance agreements, which require us under certain circumstances to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At March 31, 2007, approximately $658.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $155.0 million we would be solely responsible for and $503.6 million which we would be jointly and severally responsible with our partners). During the three months ended March 31, 2007, we were not required to make remargin payments under any loan-to-value maintenance agreement. However, subsequent to the end of the 2007 first quarter, we made an additional investment to one of our Southern California joint ventures totaling $9.7 million, which represented our 50% share of the venture’s project loan remargin requirement. Based on current market conditions and other factors, we expect that, over the next several quarters, we and our joint venture partners will be required to make additional remargin payments with respect to certain joint venture loans and will be required to restructure or extend others. If we do not make required remargin payments or are unable to restructure or extend other loans, this could require us to refinance these obligations with other third party lenders or to fund these joint ventures’ operations from corporate liquidity sources.

Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. Making capital contributions on behalf of our partners could result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage covenants. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures. The need for additional capital contributions from our joint venture partners could result in disagreements that lead to buy-sell provisions being triggered in the future or the need for us to fund these contributions on behalf of our partners, potentially requiring the consolidation of the impacted ventures into our consolidated financial statements.

We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans, with any completion costs in excess of the funding commitments being borne directly by us and our joint venture partners. We and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At March 31, 2007, our joint ventures had approximately $130.0 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet evaluated the impact of adopting SFAS 157 on our financial condition and results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not believe the adoption of EITF 06-8 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of adopting SFAS 159 on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based senior term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2007. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at March 31, 2007. The related income or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss). We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage. The estimated fair value of the swaps at March 31, 2007 represented a liability of $10.3 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2007, we recorded a cumulative after-tax other comprehensive loss of $1.2 million relating to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Family Lending, and our joint ventures, SPH Home Mortgage and Home First Funding. Our mortgage financing joint ventures, and to a lesser extent, Family Lending, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Family Lending, these loans are presold to third party investors. Before completing the sale to these investors, Family Lending finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from its third party investors, we believe the market rate risk associated with loans originated on this basis by Family Lending is minimal. As of March 31, 2007, Family Lending held approximately $94.5 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Family Lending also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis,

Family Lending locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Family Lending enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Family Lending and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Family Lending utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Family Lending in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of March 31, 2007, Family Lending had approximately $119.4 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, of which approximately $113.2 million were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our emphasis on strengthening our balance sheet and improving our liquidity;

•	reducing the size of our organization to respond to lower volume levels in the near term;

•	reducing homebuilding inventories and paying down debt to reduce leverage;

•	managing starts and new community openings to better align production with sales;

•	refining our pricing strategy to balance volume, profitability and cash flow generation;

•	our ability to generate positive cash flow which will be used to pay down debt and strengthen our financial position;

•	our efforts to reposition the Company for the eventual housing market recovery, enabling the Company to take advantage of attractive land and market opportunities;

•	the potential need to further reduce home prices or adjust discounts and the potential for additional impairments;

•	maintenance of a healthy balance sheet and ample liquidity;

•	changes in demand rates of new home orders;

•	a slowdown in demand and a decline in new home orders;

•	our outlook and expected deliveries and revenues;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	plans with respect to land acquisitions;

•	expected new community openings and active communities;

•	the cancellation rate for sales orders;

•	our intent to continue to utilize joint venture vehicles;

•	the likelihood that we will be required to make remargin payments with respect to joint venture borrowings;

•	the potential need for additional capital contributions to joint ventures or that buy-sell provisions may be triggered;

•	the sufficiency of our capital resources and ability to access additional capital;

•	short-term business strategy;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	the potential for additional rating downgrades;

•	the potential for additional inventory impairment charges and write-offs of option deposits and capitalized preacquisition costs;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	future warranty costs;

•	litigation related costs;

•	our ability to extend, renew or make additional borrowings under the revolving credit facility;

•	our ability to exercise the revolving credit facility accordion feature and the accordion feature contained in one of our mortgage credit facilities, subject to certain conditions;

•	our ability to comply with the covenants contained in our revolving credit facility (including the interest coverage ratio) and other debt instruments;

•	expected common stock dividends;

•	our plans with respect to stock repurchases;

•	the estimated fair value of our swap agreements and our expectation that they will have no impact on future earnings;

•	the market risk associated with loans originated by Family Lending on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	the estimated costs to produce and sell homes;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

Forward-looking statements are based on current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include, but are not limited to, the following:

•

local and general economic and market conditions, including consumer confidence, employment rates, interest rates, housing affordability, the cost and availability of mortgage financing, and stock market, home and land valuations;

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

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2006

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we repurchased the following shares from executive officers to satisfy tax withholding obligations that arose upon the vesting of performance share awards and restricted stock (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
January 1, 2007 to January 31, 2007	25,448	$26.12	—	$50,000
February 1, 2007 to February 28, 2007	77,002	28.12	—	50,000
March 1, 2007 to March 31, 2007	—	—	—	50,000

Total	102,450	$27.63	—

(1)	In July 2006, our Board of Directors authorized a $50 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date. During the quarter ended March 31, 2007 and from April 1, 2007 through May 4, 2007, no shares were repurchased under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Form of Performance Share Award Agreement to be used in connection with the Company’s Stock Incentive Plan.

10.2	Form of Regional President Compensation Letter.

10.3	Chief Financial Officer Compensation Letter.

10.4	Second Amendment of Revolving Credit Agreement and First Amendment of Term Loan A Credit Agreement incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

10.5	Notice of Auto-Amendment of Certain Provisions of the Term Loan B Credit Agreement incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: May 7, 2007	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 7, 2007	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President – Finance and Chief Financial Officer