Form 10-Q
period 2007-06-30
STANDARD PACIFIC CORP /DE/
filed 2007-08-02
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Registrant’s shares of common stock outstanding at August 1, 2007: 64,938,087

STANDARD PACIFIC CORP.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Revenues	$694,834	$1,003,879	$1,393,169	$1,882,899
Cost of sales	(794,052)	(731,230)	(1,422,299)	(1,351,029)

Gross margin	(99,218)	272,649	(29,130)	531,870

Selling, general and administrative expenses	(97,032)	(123,907)	(197,906)	(238,375)
Income (loss) from unconsolidated joint ventures	(41,457)	19,167	(80,714)	25,744
Other expense	(32,658)	(13,766)	(29,896)	(12,502)

Homebuilding pretax income (loss)	(270,365)	154,143	(337,646)	306,737

Financial Services:
Revenues	4,102	5,649	9,679	9,793
Expenses	(3,915)	(4,905)	(8,330)	(9,112)
Income from unconsolidated joint ventures	273	374	532	1,041
Other income	230	433	480	651

Financial services pretax income	690	1,551	2,361	2,373

Income (loss) before taxes	(269,675)	155,694	(335,285)	309,110
(Provision) benefit for income taxes	103,756	(59,199)	128,575	(117,858)

Net income (loss)	$(165,919)	$96,495	$(206,710)	$191,252

Earnings (Loss) Per Share:
Basic	$(2.56)	$1.48	$(3.20)	$2.90
Diluted	$(2.56)	$1.44	$(3.20)	$2.82

Weighted Average Common Shares Outstanding:
Basic	64,752,132	65,266,483	64,649,621	66,046,723
Diluted	64,752,132	67,006,759	64,649,621	67,911,393

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$8,434	$17,376
Trade and other receivables	36,435	77,725
Inventories:
Owned	2,940,069	3,268,788
Not owned	176,819	203,197
Investments in and advances to unconsolidated joint ventures	293,440	310,699
Deferred income taxes	285,328	185,268
Goodwill and other intangibles	72,671	102,624
Other assets	101,979	59,219

	3,915,175	4,224,896

Financial Services:
Cash and equivalents	13,904	14,727
Mortgage loans held for sale	83,387	254,958
Other assets	6,975	8,360

	104,266	278,045

Total Assets	$4,019,441	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$79,383	$109,444
Accrued liabilities	221,965	280,905
Liabilities from inventories not owned	74,708	83,149
Revolving credit facility	256,500	289,500
Trust deed and other notes payable	89,298	52,498
Senior notes payable	1,449,293	1,449,245
Senior subordinated notes payable	149,290	149,232

	2,320,437	2,413,973

Financial Services:
Accounts payable and other liabilities	3,261	4,404
Mortgage credit facilities	76,796	250,907

	80,057	255,311

Total Liabilities	2,400,494	2,669,284

Minority Interests	57,565	69,287

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 64,848,454 and 64,422,548 shares outstanding at June 30, 2007 and December 31, 2006, respectively	648	644
Additional paid-in capital	332,263	323,099
Retained earnings	1,230,041	1,446,043
Accumulated other comprehensive loss, net of tax	(1,570)	(5,416)

Total Stockholders’ Equity	1,561,382	1,764,370

Total Liabilities and Stockholders’ Equity	$4,019,441	$4,502,941

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(206,710)	$191,252
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	80,182	(26,785)
Cash distributions of income from unconsolidated joint ventures	10,103	51,271
Depreciation and amortization	3,915	3,466
Amortization of stock-based compensation	6,634	9,810
Excess tax benefits from share-based payment arrangements	(1,470)	(2,426)
Deferred income taxes	(100,060)	(551)
Noncash inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	314,109	21,179
Noncash goodwill impairment charges	29,380	—
Changes in cash and equivalents due to:
Trade and other receivables	39,880	26,234
Mortgage loans held for sale	171,571	36,991
Inventories - owned	98,867	(653,453)
Inventories - not owned	4,921	53,714
Other assets	(44,027)	(9,049)
Accounts payable	(30,376)	(12,551)
Accrued liabilities	(54,716)	(49,753)

Net cash provided by (used in) operating activities	322,203	(360,651)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(2,183)	(7,068)
Investments in and advances to unconsolidated homebuilding joint ventures	(156,623)	(130,860)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	40,418	66,143
Net additions to property and equipment	(1,250)	(6,694)

Net cash used in investing activities	(119,638)	(78,479)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(33,000)	241,700
Principal payments on trust deed and other notes payable	(2,516)	(20,902)
Proceeds from senior term loans	—	350,000
Net payments on mortgage credit facilities	(174,111)	(38,832)
Excess tax benefits from share-based payment arrangements	1,527	2,531
Dividends paid	(5,180)	(5,332)
Repurchases of common stock	(2,901)	(104,705)
Proceeds from the exercise of stock options	3,851	1,793

Net cash provided by (used in) financing activities	(212,330)	426,253

Net increase (decrease) in cash and equivalents	(9,765)	(12,877)
Cash and equivalents at beginning of period	32,103	28,623

Cash and equivalents at end of period	$22,338	$15,746

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$71,087	$66,106
Income taxes	$13,875	$144,110
Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$45,711	$13,326
Increase in inventory in connection with consolidation of joint venture	$54,372	$—
Increase in trust deed notes payable in connection with consolidation of joint venture	$51,479	$—
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$14,079	$—
Changes in inventories not owned	$20,163	$137,106
Changes in liabilities from inventories not owned	$8,441	$71,733
Changes in minority interests	$11,722	$208,839

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2007 and the results of operations and cash flows for the periods presented.

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

Our homebuilding operations construct and sell single-family attached and detached homes. In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California, consisting of our operating divisions in California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida, North Carolina and Illinois. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Homebuilding revenues:
California	$293,363	$512,287	$577,473	$943,285
Southwest	248,471	243,927	521,822	458,557
Southeast	153,000	247,665	293,874	481,057

Total homebuilding revenues	$694,834	$1,003,879	$1,393,169	$1,882,899

Homebuilding pretax income (loss):
California	$(171,520)	$91,372	$(195,795)	$187,593
Southwest	(73,096)	23,365	(107,212)	46,963
Southeast	(24,649)	43,239	(31,444)	82,426
Corporate	(1,100)	(3,833)	(3,195)	(10,245)

Total homebuilding pretax income (loss)	$(270,365)	$154,143	$(337,646)	$306,737

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(41,357)	$19,156	$(80,727)	$25,745
Southwest	53	14	44	13
Southeast	(153)	(3)	(31)	(14)

Total homebuilding income (loss) from unconsolidated joint ventures	$(41,457)	$19,167	$(80,714)	$25,744

Homebuilding pretax income (loss) includes the following non-cash pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Homebuilding non-cash pretax impairment charges:
California (1)	$182,496	$20,005	$234,165	$20,005
Southwest (2)	88,053	124	142,366	124
Southeast (2)	35,455	1,050	59,163	1,050

Total homebuilding non-cash pretax impairment charges	$306,004	$21,179	$435,694	$21,179

(1)	The California reportable segment includes our share of non-cash pretax inventory impairment charges related to our unconsolidated joint ventures of $48.1 million and $92.2 million, respectively, during the three and six months ended June 30, 2007.
(2)	Goodwill impairment charges for the Southwest and Southeast reportable segments were $11.4 million and $18.0 million, respectively, for both the three and six month periods ended June 30, 2007.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Homebuilding assets:
California	$1,881,739	$1,975,231
Southwest	914,961	1,175,059
Southeast	754,261	842,659
Corporate	364,214	231,947

Total homebuilding assets	$3,915,175	$4,224,896

Homebuilding investments in and advances to unconsolidated joint ventures:
California	$206,017	$226,582
Southwest	82,831	79,575
Southeast	4,592	4,542

Total homebuilding investments in and advances to unconsolidated joint ventures	$293,440	$310,699

3. Earnings Per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings per share for financial statement purposes. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units using the treasury stock method. For the three and six months ended June 30, 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. The table set forth below reconciles the components of the basic earnings (loss) per share calculation to diluted earnings (loss) per share.

	Three Months Ended June 30,
	2007			2006
	Net Loss	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share	$(165,919)	64,752,132	$(2.56)	$96,495	65,266,483	$1.48
Effect of dilutive securities:
Stock options	—	—		—	1,585,989
Nonvested performance share awards	—	—		—	45,962
Nonvested restricted stock	—	—		—	1,822
Deferred stock units	—	—		—	106,503

Diluted earnings (loss) per share	$(165,919)	64,752,132	$(2.56)	$96,495	67,006,759	$1.44

	Six Months Ended June 30,
	2007			2006
	Net Loss	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share	$(206,710)	64,649,621	$(3.20)	$191,252	66,046,723	$2.90
Effect of dilutive securities:
Stock options	—	—		—	1,716,238
Nonvested performance share awards	—	—		—	37,910
Nonvested restricted stock	—	—		—	4,019
Deferred stock units	—	—		—	106,503

Diluted earnings (loss) per share	$(206,710)	64,649,621	$(3.20)	$191,252	67,911,393	$2.82

4. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$(165,919)	$96,495	$(206,710)	$191,252
Unrealized gain on interest rate swaps, net of related income tax effects	5,074	383	3,846	383

Comprehensive income (loss)	$(160,845)	$96,878	$(202,864)	$191,635

5. Stock-Based Compensation

We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

The Company has share-based awards outstanding under five different plans, pursuant to which we have granted stock options, performance share awards, and restricted stock grants to key officers, employees, and directors. The exercise price of the share-based awards may not be less than the market value of the common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. Performance share awards can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a single or series of pre-established financial and operating targets during the applicable fiscal year period, subject to downward adjustment based upon the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the applicable vesting date. Restricted stock typically vests over a one to three year period.

During the six months ended June 30, 2007 we granted 1,285,500 stock options, issued 37,000 shares of restricted stock, and granted 240,000 performance share awards.

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Stock options	$1,850	$2,020	$3,162	$4,358
Performance share awards	1,373	2,475	2,694	4,637
Restricted stock grants	407	(832)	778	815

Total	$3,630	$3,663	$6,634	$9,810

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of June 30, 2007		As of December 31, 2006
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)
Unvested stock options	$8,534	4.6 years	$8,015	2.2 years
Nonvested performance share awards	7,620	2.1 years	5,727	1.2 years
Nonvested restricted stock grants	1,597	1.2 years	1,589	1.7 years

Total unrecognized compensation expense	$17,751	3.3 years	$15,331	1.8 years

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

7. Inventories

Inventories consisted of the following at:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,787,698	$2,128,067
Homes completed and under construction	988,309	985,353
Model homes	164,062	155,368

Total inventories owned	$2,940,069	$3,268,788

Inventories not owned:
Land purchase and land option deposits	$44,540	$50,755
Variable interest entities, net of deposits	69,900	82,848
Other land options contracts, net of deposits	62,379	69,594

Total inventories not owned	$176,819	$203,197

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

At June 30, 2007 and December 31, 2006, we consolidated 12 and 14 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $11.8 million and $11.5 million as of June 30, 2007 and December 31, 2006, respectively, which are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 were inventories not owned related to these VIEs of approximately $80.2 million and $92.8 million (which includes $10.3 million and $10.0 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $12.3 million and $13.6 million, and minority interests of approximately $57.6 million and $69.3 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

Other land option contracts represent specific performance purchase obligations to purchase land that we have with various land sellers. In certain instances, the land option contract contains a binding obligation requiring us to complete lot purchases. In other instances, the land option contract does not obligate us to complete lot purchases but, due to the magnitude of our capitalized preacquisition costs, development and construction expenditures, we are economically compelled to complete the lot purchases.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. During the three and six month periods ended June 30, 2007, we incurred non-cash pretax inventory impairment charges of $223.2 million (of which $202.2 million of the impairment charges relate to land under development and homes completed and under construction and $21.0 million of the impairment charges relate to land or lots that have been or are intended to be sold to third parties) and $309.3 million (of which $240.4 million of the impairment charges relate to land under development and homes completed and under construction and $68.9 million of the impairment charges relate to land or lots that have been or are intended to be sold to third parties), respectively. During the three and six month periods ended June 30, 2006, we incurred non-cash pretax inventory impairment charges of $4.9 million (of which $0.9 million of the impairment charges relate to land under development and homes completed and under construction and $4.0 million of the impairment charges relate to land or lots that have been or are intended to be sold to third parties). The impairment charges recorded during the 2007 second quarter stemmed from a variety of issues, including continued downward pressure on housing prices and new project openings during the quarter that generated slower than anticipated sales absorption rates. These charges were included in cost of sales in the accompanying condensed consolidated statements of operations (see Note 2 for breakout of non-cash impairment charges by segment).

8. Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures and amortized to cost of sales and income from unconsolidated joint ventures for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, beginning of period	$152,454	$96,925	$139,470	$80,988
Homebuilding interest incurred and capitalized	31,501	37,689	66,697	69,601
Homebuilding interest previously capitalized and amortized	(28,588)	(18,692)	(50,800)	(34,667)

Homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, end of period	$155,367	$115,922	$155,367	$115,922

Capitalized interest as a percentage of inventories owned and investments in unconsolidated joint ventures, end of period			4.8%	3.0%

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

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash	$64,943	$132,742
Inventories	2,169,102	2,226,516
Other assets	26,458	42,632

Total assets	$2,260,503	$2,401,890

Liabilities and Equity:
Accounts payable and accrued liabilities	$210,331	$257,007
Construction loans and trust deed notes payable	1,120,813	1,256,356
Equity	929,359	888,527

Total liabilities and equity	$2,260,503	$2,401,890

Our share of equity shown above was approximately $270.2 million and $286.3 million at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, we had advances outstanding of approximately $9.3 million and $14.6 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of June 30, 2007 and December 31, 2006, we had approximately $13.9 million and $9.8 of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Revenues	$79,177	$126,679	$187,597	$215,541
Cost of sales and expenses	(148,442)	(67,253)	(276,979)	(125,813)

Net income (loss)	$(69,265)	$59,426	$(89,382)	$89,728

Income (loss) from unconsolidated joint ventures as presented in the accompanying condensed consolidated financial statements reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. During the three and six months ended June 30, 2007, we recorded $48.1 million and $92.2 million, respectively, related to our share of non-cash pretax inventory impairment charges related to 10 and 13, respectively, of our unconsolidated joint ventures. These charges were included in income (loss) from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended June 30, 2007 and 2006, we recognized management fees of approximately $2.1 million and $3.6 million, respectively, and during the six months ended June 30, 2007 and 2006 we recognized management fees of approximately $4.0 million and $7.5 million, respectively. These management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of June 30, 2007 and 2006, we had approximately $1.5 million and $0.4 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

During the quarter ended June 30, 2007, we consolidated a joint venture in accordance with EITF 04-5 that was previously unconsolidated in previous periods as a result of revocation of voting rights of our partner (see Note 15 for further discussion).

10. Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed was capitalized as goodwill in the accompanying condensed consolidated balance sheets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit. During the three months ended June 30, 2007, we determined that the deteriorating housing market conditions in the San Antonio and Jacksonville markets were indicators of impairment. As a result of the changes in the market outlook and our near-term and long-term forecasts and expected returns, we recorded non-cash pretax goodwill impairment charges totaling $29.4 million to write-off the remaining goodwill balances for our San Antonio and Jacksonville divisions as the estimated fair values of these reporting units were less than their carrying values. These charges were included in other expense in the accompanying condensed consolidated financial statements.

11. Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Property and equipment, net	$19,239	$21,482
Deferred compensation assets	17,566	16,186
Deferred debt issuance costs	11,098	10,215
Prepaid insurance	7,866	1,339
Income tax receivable	38,769	—
Other assets	7,441	9,997

Total homebuilding other assets	$101,979	$59,219

12. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our warranty accrual are detailed in the table set forth below:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Warranty accrual, beginning of the period	$33,555	$29,903
Warranty costs accrued and other adjustments during the period	6,262	8,634
Warranty costs paid during the period	(6,965)	(8,621)

Warranty accrual, end of the period	$32,852	$29,916

13. Revolving Credit Facility and Term Loans

We have a $1.1 billion bank revolving credit facility, a $100 million senior Term Loan A and $250 million senior Term Loan B (collectively, the “Credit Facilities”) with a bank syndicate and various private lenders. The Credit Facilities are guaranteed by most of our wholly-owned subsidiaries. Under the terms of the bank revolving credit facility, we have an accordion feature which allows us, at our option, to increase the total aggregate commitment under the revolving credit facility up to $1.5 billion, subject to certain conditions, including the availability of additional bank lending commitments. On April 25, 2007, the revolving credit facility was amended with our bank group to, among other things, extend the maturity date of the revolving credit facility from August 2009 to May 2011 and to permit a one-time temporary reduction in our minimum interest coverage ratio covenant (subject to, among other things, a concurrent temporary tightening of our leverage covenant and a prohibition on share repurchases during the reduced interest coverage period). The same covenant modifications were also made to our Term Loan A and Term Loan B.

In addition to the interest coverage ratio covenant described above, the Credit Facilities also contain covenants that require us to, among other things, maintain a minimum level of consolidated stockholders’ equity, not exceed a debt to equity ratio and not exceed a maximum ratio of unsold land to net worth. The Credit Facilities also limit our investments in joint ventures. These covenants, as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the Credit

Facilities and from other sources. As a result of the deterioration in housing market conditions over the last several quarters, which led to the $435.7 million in asset impairments we recorded during the six months ended June 30, 2007, our borrowing base has been reduced and our ability to continue to meet our financial covenants, particularly our consolidated tangible net worth covenant which had a cushion of $117.6 million as of June 30, 2007, has been negatively impacted. While we were in compliance with our borrowing base and these financial covenants for the three and six month periods ended June 30, 2007, a requirement to take additional inventory impairment charges or the need to make additional joint venture investments, could cause us to violate these or other covenants. If we were to fail to comply with any of these covenants and were unable to obtain a waiver for the non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the Credit Facilities and our public notes could be accelerated.

As a result, we intend to discuss with our lenders amending the Credit Facilities to provide us with financial covenant relief. In addition, in accordance with the April 2007 amendment to the Credit Facilities and in light of our reduced capital needs, we have elected to reduce the amount of the commitment of the revolving credit facility by $45 million effective August 23, 2007. Our ability to amend the Credit Facilities is dependent upon a number of factors, including, the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and the banks’ view of our financial condition, strength and future prospects.

At June 30, 2007, we had $564.5 million in borrowing capacity under the revolving credit facility’s borrowing base provision, of which $256.5 million was consumed by outstanding borrowings and $51.1 million by issued letters of credit. If the remaining $256.9 million available under the borrowing base as of June 30, 2007 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased. Interest rates charged under this revolving credit facility include LIBOR and prime rate pricing options.

14. Derivative Instruments and Hedging Activities

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

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at June 30, 2007. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive income or loss will be reclassified into future earnings unless the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage.

The estimated fair value of the swaps at June 30, 2007 represented a liability of $2.0 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2007, we recorded a cumulative after-tax other comprehensive gain of $5.1 million and $3.8 million, respectively, relating to the swap agreements.

15. Commitments and Contingencies

a. Land Purchase and Option Agreement

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At June 30, 2007, we had cash deposits and letters of credit outstanding of approximately $20.0 million and capitalized preacquisition and other development and construction costs of approximately $17.4 million relating to land purchase contracts having a total remaining purchase price of approximately $115.9 million. Approximately $20.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our revolving credit facility and other corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. Our utilization of option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries, general housing market conditions, and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

If we elect not to exercise our right to acquire lots under an option contract, in most instances we will forfeit our deposit to the seller and write-off amounts expended for due diligence and any development and construction activities undertaken on the optioned land. In addition, in connection with option contracts entered into with third party financial entities, we also generally enter into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.

At June 30, 2007, we had cash deposits and letters of credit outstanding of approximately $39.2 million and capitalized preacquisition and other development and construction costs of approximately $19.4 million relating to option contracts having a total remaining purchase price of approximately $496.0 million. Approximately $112.3 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. For the three and six month periods ended June 30, 2007, we incurred pretax charges of $6.0 million and $6.8 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered $0.7 million and $2.0 million, respectively, related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For both the three and six month periods ended June 30, 2006, we incurred pretax charges of $16.3 million related to write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other expense in the accompanying consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions	• expanding our market opportunities
• establishing strategic alliances • leveraging our capital base	• managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At June 30, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,120.8 million and equity that totaled $929.4 million.

While we are generally not required to record our joint venture borrowings on our condensed consolidated balance sheets in accordance with U.S. generally accepted accounting principles, our potential future obligations to our joint venture partners and joint venture lenders include:

• capital calls related to credit enhancements • planned and unplanned capital contributions • capital calls related to surety indemnities	• land development and construction completion obligations • capital calls related to environmental indemnities

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with the joint ventures’ borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At June 30, 2007, approximately $572.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $192.4 million we would be solely responsible for and $380.4 million which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document). To the extent that these credit enhancements have been provided to lenders who also participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings.

Additional Capital Contributions and Consolidation. Many of our joint venture operating agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. While making capital contributions on behalf of our partners may allow us to exercise various remedies under our joint venture operating agreements (including diluting our partner’s equity interest and/or profit distribution percentage), making these contributions could also result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage covenants. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures. The need for additional capital contributions from our joint venture partners could result in disagreements that lead to buy-sell provisions being triggered in the future or the need for us to fund these contributions on behalf of our partners, potentially requiring the consolidation of the impacted ventures into our consolidated financial statements.

Land Development and Construction Completion Agreements. We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans, with any completion costs in excess of the funding commitments being borne directly by us and our joint venture partners.

Environmental Indemnities. We and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us and, in certain instances, our joint venture partners, to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At June 30, 2007, our joint ventures had approximately $101.3 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures. As of June 30, 2007, we held membership interests in 37 active homebuilding and land development joint ventures, of which 30 had obtained bank financing. The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn and, in the case of two Southern California division urban joint ventures managed by us, construction issues. The joint venture lenders for these two Southern California projects have informed us that they have suspended the joint venture’s ability to make further loan draws pending resolution of the construction issues.

•

Loan-to-Value Maintenance Related Payments. During the three months ended June 30, 2007, we and our partners each made aggregate additional capital contributions of approximately $25.3 million to two of our Southern California joint ventures, which represented our respective 50% shares of each joint ventures’ loan remargin requirements. We anticipate being required to make additional capital contributions and/or remargin payments with respect to other joint ventures over the next several quarters, all of which are reflected in our current business plan and cash flow forecast and which we do not believe will have a materially adverse effect on our liquidity or leverage.

•

Renegotiation/Loan Extension. At any point in time we are generally in the process of financing, refinancing, renegotiating or extending one or more of our joint venture loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. While we anticipate that we will be able to successfully finance, refinance, renegotiate or extend, on terms we deem acceptable, all of the joint venture loans that we are currently in the process of negotiating, there can be no assurance in this regard and if we were unsuccessful in these efforts we could be required to repay one or more of these loans from corporate liquidity sources.

•

Exercise of Buy-Sell Provision and Consolidation. During the three months ended June 30, 2007, we purchased our partner’s interest (which had a capital balance of $8.6 million prior to the purchase) in one Northern California joint venture for $3.0 million and paid $81.6 million to satisfy that joint venture’s debt. In addition, as a result of a dispute with one of our Southern California joint venture partners over additional capital contributions needed to repair structural defects at a project that we manage, our partner’s voting rights have been revoked, and accordingly, we were required to consolidate that joint venture’s $54.4 million of inventory and $51.5 million of bank debt into our condensed consolidated balance sheet in accordance with EITF 04-5. We are currently involved in restructuring negotiations with respect to another one of our other Southern California joint ventures that has experienced construction related issues. These negotiations may lead to our purchase of additional joint venture interest, which would require us to consolidate this additional joint venture onto our balance sheet in the near term.

c. Surety Bonds

We issue surety bonds to third parties in the normal course of business to ensure completion of the infrastructure of our projects. At June 30, 2007, we had approximately $605.3 million in surety bonds outstanding, including $101.3 million of surety bonds related to our joint ventures.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $64.6 million at June 30, 2007 and carried a weighted average interest rate of approximately 7.1% percent. Interest rate risks related to these obligations are generally mitigated by Standard Pacific Mortgage preselling the loans to third party investors or through its interest rate hedging program. As of June 30, 2007, Standard Pacific Mortgage had approximately $103.7 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, of which approximately $96.7 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of June 30, 2007, Standard Pacific Mortgage held approximately $44.0 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.

16. Income Tax Uncertainties

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

As of June 30, 2007, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2002 through 2006. There were no significant changes in the accrued liability related to uncertain tax positions during the three and six months ended June 30, 2007, nor do we anticipate significant changes during the next 12-month period.

17. Recent Accounting Pronouncements

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

18. Supplemental Guarantor Information

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$287,379	$407,455	$—	$—	$694,834
Cost of sales	(379,906)	(414,146)	—	—	(794,052)

Gross margin	(92,527)	(6,691)	—	—	(99,218)

Selling, general and administrative expenses	(41,948)	(55,084)	—	—	(97,032)
Income (loss) from unconsolidated joint ventures	(44,811)	3,354	—	—	(41,457)
Equity income (loss) of subsidiaries	(58,493)	—	—	58,493	—
Other income (expense)	245	(32,903)	—	—	(32,658)

Homebuilding pretax income (loss)	(237,534)	(91,324)	—	58,493	(270,365)

Financial Services:
Revenues	—	—	4,102	—	4,102
Expenses	—	—	(3,915)	—	(3,915)
Income from unconsolidated joint ventures	—	273	—	—	273
Other income (expense)	(230)	230	230	—	230

Financial services pretax income (loss)	(230)	503	417	—	690

Income (loss) before taxes	(237,764)	(90,821)	417	58,493	(269,675)
(Provision) benefit for income taxes	71,845	31,988	(77)	—	103,756

Net income (loss)	$(165,919)	$(58,833)	$340	$58,493	$(165,919)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$511,578	$492,301	$—	$—	$1,003,879
Cost of sales	(373,178)	(358,052)	—	—	(731,230)

Gross margin	138,400	134,249	—	—	272,649

Selling, general and administrative expenses	(59,439)	(64,468)	—	—	(123,907)
Income from unconsolidated joint ventures	5,123	14,044	—	—	19,167
Equity income of subsidiaries	58,419	—	—	(58,419)	—
Other income (expense)	(15,491)	1,725	—	—	(13,766)

Homebuilding pretax income	127,012	85,550	—	(58,419)	154,143

Financial Services:
Revenues	—	—	5,649	—	5,649
Expenses	—	—	(4,905)	—	(4,905)
Income from unconsolidated joint ventures	—	374	—	—	374
Other income (expense)	(361)	433	361	—	433

Financial services pretax income (loss)	(361)	807	1,105	—	1,551

Income before taxes	126,651	86,357	1,105	(58,419)	155,694
Provision for income taxes	(30,156)	(28,741)	(302)	—	(59,199)

Net income	$96,495	$57,616	$803	$(58,419)	$96,495

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$571,489	$821,680	$—	$—	$1,393,169
Cost of sales	(602,874)	(819,425)	—	—	(1,422,299)

Gross margin	(31,385)	2,255	—	—	(29,130)

Selling, general and administrative expenses	(85,334)	(112,572)	—	—	(197,906)
Income (loss) from unconsolidated joint ventures	(89,342)	8,628	—	—	(80,714)
Equity income of subsidiaries	(84,701)	—	—	84,701	—
Other income (expense)	1,271	(31,167)	—	—	(29,896)

Homebuilding pretax income (loss)	(289,491)	(132,856)	—	84,701	(337,646)

Financial Services:
Revenues	—	—	9,679	—	9,679
Expenses	—	—	(8,330)	—	(8,330)
Income from unconsolidated joint ventures	—	532	—	—	532
Other income (expense)	(451)	480	451	—	480

Financial services pretax income (loss)	(451)	1,012	1,800	—	2,361

Income (loss) before taxes	(289,942)	(131,844)	1,800	84,701	(335,285)
(Provision) benefit for income taxes	83,232	45,887	(544)	—	128,575

Net income (loss)	$(206,710)	$(85,957)	$1,256	$84,701	$(206,710)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$942,577	$940,322	$—	$—	$1,882,899
Cost of sales	(668,703)	(682,326)	—	—	(1,351,029)

Gross margin	273,874	257,996	—	—	531,870

Selling, general and administrative expenses	(113,728)	(124,647)	—	—	(238,375)
Income from unconsolidated joint ventures	9,413	16,331	—	—	25,744
Equity income of subsidiaries	103,307	—	—	(103,307)	—
Other income (expense)	(14,786)	2,284	—	—	(12,502)

Homebuilding pretax income	258,080	151,964	—	(103,307)	306,737

Financial Services:
Revenues	—	—	9,793	—	9,793
Expenses	—	—	(9,112)	—	(9,112)
Income from unconsolidated joint ventures	—	1,041	—	—	1,041
Other income (expense)	(534)	651	534	—	651

Financial services pretax income (loss)	(534)	1,692	1,215	—	2,373

Income before taxes	257,546	153,656	1,215	(103,307)	309,110
Provision for income taxes	(66,294)	(51,274)	(290)	—	(117,858)

Net income	$191,252	$102,382	$925	$(103,307)	$191,252

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$4,634	$3,321	$479	$—	$8,434
Trade and other receivables	754,589	16,702	4,030	(738,886)	36,435
Inventories:
Owned	1,383,134	1,502,563	54,372	—	2,940,069
Not owned	78,933	97,886	—	—	176,819
Investments in and advances to
unconsolidated joint ventures	133,973	159,467	—	—	293,440
Investments in subsidiaries	1,000,962	—	—	(1,000,962)	—
Deferred income taxes	284,609	—	—	719	285,328
Goodwill and other intangibles	2,691	69,980	—	—	72,671
Other assets	92,795	13,989	12	(4,817)	101,979

	3,736,320	1,863,908	58,893	(1,743,946)	3,915,175

Financial Services:
Cash and equivalents	—	—	13,904	—	13,904
Mortgage loans held for sale	—	—	83,262	125	83,387
Other assets	—	—	7,694	(719)	6,975

	—	—	104,860	(594)	104,266

Total Assets	$3,736,320	$1,863,908	$163,753	$(1,744,540)	$4,019,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$50,698	$28,385	$300	$—	$79,383
Accrued liabilities	176,511	783,950	390	(738,886)	221,965
Liabilities from inventories not owned	41,728	32,980	—	—	74,708
Revolving credit facility	256,500	—	—	—	256,500
Trust deed and other notes payable	32,603	5,216	51,479	—	89,298
Senior notes payable	1,449,293	—	—	—	1,449,293
Senior subordinated notes payable	149,290	—	—	—	149,290

	2,156,623	850,531	52,169	(738,886)	2,320,437

Financial Services:
Accounts payable and other liabilities	—	—	7,953	(4,692)	3,261
Mortgage credit facilities	—	—	76,796	—	76,796

	—	—	84,749	(4,692)	80,057

Total Liabilities	2,156,623	850,531	136,918	(743,578)	2,400,494

Minority Interests	18,315	39,250	—	—	57,565

Stockholders’ Equity:
Total Stockholders’ Equity	1,561,382	974,127	26,835	(1,000,962)	1,561,382

Total Liabilities and Stockholders’ Equity	$3,736,320	$1,863,908	$163,753	$(1,744,540)	$4,019,441

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$16,349	$1,020	$7	$—	$17,376
Trade and other receivables	1,019,404	37,946	3,771	(983,396)	77,725
Inventories:
Owned	1,528,794	1,707,133	32,861	—	3,268,788
Not owned	93,819	109,378	—	—	203,197
Investments in and advances to unconsolidated joint ventures	176,779	133,920	—	—	310,699
Investments in subsidiaries	991,444	—	—	(991,444)	—
Deferred income taxes	184,424	—	—	844	185,268
Goodwill and other intangibles	2,691	99,933	—	—	102,624
Other assets	42,497	16,710	12	—	59,219

	4,056,201	2,106,040	36,651	(1,973,996)	4,224,896

Financial Services:
Cash and equivalents	—	—	14,727	—	14,727
Mortgage loans held for sale	—	—	254,958	—	254,958
Other assets	—	—	9,204	(844)	8,360

	—	—	278,889	(844)	278,045

Total Assets	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$67,727	$41,716	$1	$—	$109,444
Accrued liabilities	223,585	1,003,374	37,342	(983,396)	280,905
Liabilities from inventories not owned	46,119	37,030	—	—	83,149
Revolving credit facility	289,500	—	—	—	289,500
Trust deed and other notes payable	44,765	7,733	—	—	52,498
Senior notes payable	1,449,245	—	—	—	1,449,245
Senior subordinated notes payable	149,232	—	—	—	149,232

	2,270,173	1,089,853	37,343	(983,396)	2,413,973

Financial Services:
Accounts payable and other liabilities	—	—	4,404	—	4,404
Mortgage credit facilities	—	—	250,907	—	250,907

	—	—	255,311	—	255,311

Total Liabilities	2,270,173	1,089,853	292,654	(983,396)	2,669,284

Minority Interests	21,658	47,629	—	—	69,287
Stockholders’ Equity:
Total Stockholders’ Equity	1,764,370	968,558	22,886	(991,444)	1,764,370

Total Liabilities and Stockholders’ Equity	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$121,731	$26,608	$173,864	$—	$322,203

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(2,183)	—	—	—	(2,183)
Investments in and advances to unconsolidated homebuilding joint ventures	(134,562)	(22,061)	—	—	(156,623)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	39,374	1,044	—	—	40,418
Net additions to property and equipment	(373)	(773)	(104)	—	(1,250)

Net cash provided by (used in) investing activities	(97,744)	(21,790)	(104)	—	(119,638)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(33,000)	—	—	—	(33,000)
Principal payments on trust deed and other notes payable	1	(2,517)	—	—	(2,516)
Net proceeds from (payments on) mortgage credit facilities	—	—	(174,111)	—	(174,111)
Excess tax benefits from share-based payment arrangements	1,527	—	—	—	1,527
Dividends paid	(5,180)	—	—	—	(5,180)
Repurchases of common stock	(2,901)	—	—	—	(2,901)
Proceeds from the exercise of stock options	3,851	—	—	—	3,851

Net cash provided by (used in) financing activities	(35,702)	(2,517)	(174,111)	—	(212,330)

Net increase (decrease) in cash and equivalents	(11,715)	2,301	(351)	—	(9,765)
Cash and equivalents at beginning of period	16,349	1,020	14,734	—	32,103

Cash and equivalents at end of period	$4,634	$3,321	$14,383	$—	$22,338

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in)operating activities	$(449,259)	$53,302	$35,306	$—	$(360,651)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,068)	—	—	—	(7,068)
Investments in and advances to unconsolidated homebuilding joint ventures	(100,979)	(29,881)	—	—	(130,860)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	65,593	550	—	—	66,143
Net additions to property and equipment	(2,970)	(3,425)	(299)	—	(6,694)

Net cash used in investing activities	(45,424)	(32,756)	(299)	—	(78,479)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	241,700	—	—	—	241,700
Principal payments on trust deed and other notes payable	(400)	(20,502)	—	—	(20,902)
Proceeds from senior notes	350,000	—	—	—	350,000
Net payments on mortgage credit facilities	—	—	(38,832)	—	(38,832)
Excess tax benefits from share-based payment arrangements	2,531	—	—	—	2,531
Dividends paid	(5,332)	—	—	—	(5,332)
Repurchases of common stock	(104,705)	—	—	—	(104,705)
Proceeds from the exercise of stock options	1,793	—	—	—	1,793

Net cash provided by (used in) financing activities	485,587	(20,502)	(38,832)	—	426,253

Net increase (decrease) in cash and equivalents	(9,096)	44	(3,825)	—	(12,877)
Cash and equivalents at beginning of period	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of period	$7,815	$1,951	$5,980	$—	$15,746

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

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sales revenues	$583,121	$1,001,025	(42)%	$1,256,777	$1,876,438	(33)%
Land sales revenues	111,713	2,854	3,814%	136,392	6,461	2,011%

Total revenues	694,834	1,003,879	(31)%	1,393,169	1,882,899	(26)%

Home cost of sales	(664,818)	(724,703)	(8)%	(1,221,329)	(1,341,397)	(9)%
Land cost of sales	(129,234)	(6,527)	1,880%	(200,970)	(9,632)	1,986%

Total cost of sales	(794,052)	(731,230)	9%	(1,422,299)	(1,351,029)	5%

Gross margin	(99,218)	272,649	(136)%	(29,130)	531,870	(105)%

Gross margin percentage	(14.3)%	27.2%		(2.1)%	28.2%

Selling, general and administrative expenses	(97,032)	(123,907)	(22)%	(197,906)	(238,375)	(17)%
Income (loss) from unconsolidated joint ventures	(41,457)	19,167	(316)%	(80,714)	25,744	(414)%
Other expense	(32,658)	(13,766)	137%	(29,896)	(12,502)	139%

Homebuilding pretax income (loss)	(270,365)	154,143	(275)%	(337,646)	306,737	(210)%

Financial Services:
Revenues	4,102	5,649	(27)%	9,679	9,793	(1)%
Expenses	(3,915)	(4,905)	(20)%	(8,330)	(9,112)	(9)%
Income from unconsolidated joint ventures	273	374	(27)%	532	1,041	(49)%
Other income	230	433	(47)%	480	651	(26)%

Financial services pretax income	690	1,551	(56)%	2,361	2,373	(1)%

Income (loss) before taxes	(269,675)	155,694	(273)%	(335,285)	309,110	(208)%
(Provision) benefit for income taxes	103,756	(59,199)	(275)%	128,575	(117,858)	(209)%

Net income (loss)	$(165,919)	$96,495	(272)%	$(206,710)	$191,252	(208)%

Earnings (Loss) Per Share:
Basic	$(2.56)	$1.48	(273)%	$(3.20)	$2.90	(210)%
Diluted	$(2.56)	$1.44	(278)%	$(3.20)	$2.82	(213)%
Net cash provided by (used in) operating activities	$165,597	$(61,116)	371%	$322,203	$(360,651)	189%
Net cash provided by (used in) investing activities	$(80,483)	$(58,317)	(38)%	$(119,638)	$(78,479)	(52)%
Net cash provided by (used in) financing activities	$(80,529)	$98,273	(182)%	$(212,330)	$426,253	(150)%
Adjusted Homebuilding EBITDA(1)	$65,938	$205,496	(68)%	$156,869	$401,461	(61)%

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) non-cash impairment charges, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income (loss) from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP.

(1) continued

The tables set forth below reconcile net cash provided by (used in) operating activities and net income (loss), calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$165,597	$(61,116)	$322,203	$(360,651)
Add:
Provision (benefit) for income taxes	(103,756)	59,199	(128,575)	117,858
Expensing of previously capitalized interest included in cost of sales	28,047	18,571	49,461	34,374
Excess tax benefits from share-based payment arrangements	957	358	1,470	2,426
Less:
Income (loss) from financial services subsidiary	187	744	1,349	681
Depreciation and amortization from financial services subsidiary	139	136	281	283
Net changes in operating assets and liabilities:
Trade and other receivables	(8,967)	(2,503)	(39,880)	(26,234)
Mortgage loans held for sale	(57,735)	(23,164)	(171,571)	(36,991)
Inventories-owned	(57,170)	214,476	(98,867)	653,453
Inventories-not owned	(5,418)	(20,167)	(4,921)	(53,714)
Deferred income taxes	75,470	7,192	100,060	551
Other assets	31,551	3,019	44,027	9,049
Accounts payable	1,828	5,063	30,376	12,551
Accrued liabilities	(4,140)	5,448	54,716	49,753

Adjusted Homebuilding EBITDA	$65,938	$205,496	$156,869	$401,461

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$(165,919)	$96,495	$(206,710)	$191,252
Add:
Cash distributions of income from unconsolidated joint ventures	3,265	25,012	10,103	51,271
Provision (benefit) for income taxes	(103,756)	59,199	(128,575)	117,858
Expensing of previously capitalized interest included in cost of sales	28,047	18,571	49,461	34,374
Noncash impairment charges	257,872	21,179	343,490	21,179
Homebuilding depreciation and amortization	1,802	1,662	3,633	3,183
Amortization of stock-based compensation	3,630	3,663	6,634	9,810
Less:
Income (loss) from unconsolidated joint ventures	(41,184)	19,541	(80,182)	26,785
Income (loss) from financial services subsidiary	187	744	1,349	681

Adjusted Homebuilding EBITDA	$65,938	$205,496	$156,869	$401,461

Three and Six Month Periods Ended June 30, 2007 Compared to Three and Six Month Periods Ended June 30, 2006

Overview

During the second quarter of 2007, our operations continued to be impacted by the changing market tone that surfaced at the end of 2005, became more pronounced during the course of 2006 and gave rise to a rapid decline in demand in most of the major housing markets across the country. During 2006 this decline in demand led to significant price reductions and incentives to move inventory which eroded our margins and triggered asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, higher interest rates for variable rate loans, a tightening of lending standards, a reduced availability of alternative mortgage products, growing levels of both new and existing housing inventory levels and weaker homebuyer confidence. These conditions contributed to slower sales rates and high levels of cancellations. While we have seen a decrease in our sales cancellation rates in the first and second quarters of 2007 as compared to the last two quarters of 2006, we continue to face the housing market challenges discussed above.

As demand in our markets decreased and our volumes slowed during 2006, we implemented a plan to adjust our operating strategy, transitioning from a focus on growth and diversification to an emphasis on strengthening our balance sheet and improving our liquidity. In addition, our operating strategy was adjusted to focus on the following:

•	making the necessary adjustments in our headcount and overhead structure to reduce the size of the organization to respond to lower volume levels in the near term;

•	continuing to reduce the level of investment in our homebuilding inventories, including a meaningful reduction in the allocation of capital to land acquisitions, using the cash to pay down debt;

•	carefully managing our speculative starts and the timing of our new community openings to better align production with sales; and

•	continuing to refine our pricing strategy to find the right balance between profitability, volume and cash flow generation.

We believe that these measures will result in the generation of positive cash flow in 2007 which will be used to pay down our debt and strengthen our financial position. During the first six months of 2007, we generated positive cash flows from operations of approximately $322 million (including $171.6 million from loan sales from our financial services subsidiary) which was used to pay down a portion of our consolidated debt. We believe that a stronger balance sheet will help reposition us for the eventual housing market recovery, including taking advantage of attractive land and market opportunities.

For the 2007 second quarter we generated a net loss of $165.9 million, or ($2.56) per diluted share, compared to net income of $96.5 million, or $1.44 per diluted share, for the year earlier period. The decrease in net income was driven primarily by a $424.5 million decrease in homebuilding pretax income to a loss of $270.4 million. For the six months ended June 30, 2007, we generated a net loss of $206.7 million, or ($3.20) per diluted share, compared to net income of $191.3 million, or $2.82 per diluted share, for the year earlier period. The decrease in net income was driven primarily by a $644.4 million decrease in homebuilding pretax income to a loss of $337.6 million. Our results for the three and six months ended June 30, 2007 included non-cash pretax inventory impairment charges totaling $306.0 million and $435.7 million, or ($2.91) and ($4.15) per diluted share after tax, respectively, which is discussed in more detail below.

Because of the challenging market conditions and the generally unpredictable nature of the current housing market, we will no longer be providing any operational guidance and are withdrawing our previous guidance, including guidance with respect to 2007 deliveries, revenues and margins.

Homebuilding

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$293,363	$512,287	(43)%	$577,473	$943,285	(39)%
Southwest	248,471	243,927	2%	521,822	458,557	14%
Southeast	153,000	247,665	(38)%	293,874	481,057	(39)%

Total homebuilding revenues	$694,834	$1,003,879	(31)%	$1,393,169	$1,882,899	(26)%

Homebuilding pretax income (loss)(1):
California	$(171,520)	$91,372	(288)%	$(195,795)	$187,593	(204)%
Southwest	(73,096)	23,365	(413)%	(107,212)	46,963	(328)%
Southeast	(24,649)	43,239	(157)%	(31,444)	82,426	(138)%
Corporate	(1,100)	(3,833)	71%	(3,195)	(10,245)	69%

Total homebuilding pretax income (loss)	$(270,365)	$154,143	(275)%	$(337,646)	$306,737	(210)%

(1)	Homebuilding pretax income (loss) for the three month periods ended June 30, 2007 and 2006 includes non-cash pretax inventory, joint venture and goodwill impairments and land deposit write-offs of $306.0 million and $21.2 million, respectively, recorded in the following segments: $182.5 million and $20.0 million in California, $88.1 million and $124,000 in the Southwest, and $35.5 million and $1.1 million in the Southeast. For the six month periods ended June 30, 2007 and 2006, homebuilding pretax income (loss) includes pretax inventory, joint venture and goodwill impairments and land deposit write-offs of $435.7 million and $21.2 million, respectively, recorded in the following segments: $234.2 million and $20.0 million in California, $142.4 million and $124,000 in the Southwest, and $59.2 million and $1.1 million in the Southeast.

Homebuilding pretax income for the 2007 second quarter decreased 275% to a $270.4 million pretax loss compared to pretax income of $154.1 million in the year earlier period. The decrease in pretax income was driven by a 31% decrease in homebuilding revenues to $694.8 million, a negative homebuilding gross margin percentage, a $60.6 million decrease in joint venture income (to a loss of $41.5 million), a 170 basis point increase in our selling, general and administrative (“SG&A”) expense rate and an $18.9 million increase in other expense. Our homebuilding operations for the 2007 second quarter included the following non-cash pretax charges: a $223.2 million inventory impairment charge; a $48.1 million charge related to our share of joint venture inventory impairments; a $5.3 million charge related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects; and a $29.4 million goodwill impairment charge. The inventory impairment charge was included in cost of sales, the joint venture charge was included in income (loss) from unconsolidated joint ventures, and land deposit write-offs and the goodwill impairment charge were included in other expense for the quarter. The impairment charges recorded during the 2007 second quarter stemmed from a variety of issues, including continued downward pressure on housing prices and new project openings during the quarter that generated slower than anticipated sales absorption rates.

For the six months ended June 30, 2007, homebuilding pretax income decreased 210% to a $337.6 million pretax loss compared to $306.7 million of pretax income in the year earlier period. The decrease in pretax income was driven by a 26% decrease in homebuilding revenues to $1,393.2 million, a negative homebuilding gross margin percentage, a $106.5 million decrease in joint venture income, a 150 basis point increase in our SG&A rate and a $17.4 million increase in other expense. Our homebuilding operations for the six months ended June 30, 2007 included the following non-cash pretax charges: a $309.3 million inventory impairment charge; a $92.2 million charge related to our share of joint venture inventory impairments; a $4.8 million charge related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects; and a $29.4 million goodwill impairment charge. The inventory impairment charge was included in cost of sales, the joint venture charge was included in income (loss) from unconsolidated joint ventures, and land deposit write-offs and the goodwill impairment charge were included in other expense.

The 31% decrease in homebuilding revenues for the 2007 second quarter was primarily attributable to a 38% decrease in new home deliveries (exclusive of joint ventures) and a 7% decrease in our consolidated average home price to $349,000. These decreases were partially offset by a $108.9 million year-over-year increase in land sale revenues. Land sales totaled $111.7 million for the quarter and represented the sale of approximately 2,400 lots. Homebuilding revenues for the six months ended June 30, 2007 decreased 26% and was driven by a 31% decrease in new home deliveries (exclusive of joint ventures), a 2% decrease in our consolidated average home price to $355,000 and was partially offset by a $129.9 million increase in revenues from land sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
New homes delivered:
Southern California	194	526	(63)%	470	977	(52)%
Northern California	123	177	(31)%	280	345	(19)%

Total California	317	703	(55)%	750	1,322	(43)%

Arizona	314	275	14%	748	634	18%
Texas	369	574	(36)%	747	1,006	(26)%
Colorado	104	150	(31)%	181	260	(30)%
Nevada	11	—	—	16	—	—

Total Southwest	798	999	(20)%	1,692	1,900	(11)%

Florida	352	756	(53)%	710	1,473	(52)%
Carolinas	205	219	(6)%	388	455	(15)%

Total Southeast	557	975	(43)%	1,098	1,928	(43)%

Consolidated total	1,672	2,677	(38)%	3,540	5,150	(31)%

Unconsolidated joint ventures(1):
Southern California	65	16	306%	123	43	186%
Northern California	24	34	(29)%	47	40	18%
Arizona	—	5	(100)%	4	11	(64)%
Illinois	9	—	—	21	—	—

Total unconsolidated joint ventures	98	55	78%	195	94	107%

Total (including joint ventures)(1)	1,770	2,732	(35)%	3,735	5,244	(29)%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

In California, consolidated new home deliveries decreased 55% during the 2007 second quarter as compared to the prior year period. Deliveries were off 63% in Southern California and 31% in Northern California reflecting the slowdown in order activity experienced throughout 2006 and into the first half of 2007.

In the Southwest, new home deliveries (exclusive of joint venture) were down 20% in the second quarter of 2007 compared to the year earlier period. Deliveries in Arizona during the 2007 second quarter increased 14% over the 2006 second quarter. While the Phoenix and Tucson markets have experienced declines in new home demand, including increased sales cancellation rates, these two divisions were able to convert a significant portion of their beginning backlog and standing completed homes into deliveries during the 2007 second quarter. New home deliveries were down 36% in Texas, driven primarily by a significant drop in demand in San Antonio. Deliveries from our Dallas and Austin operations were off slightly year-over-year as demand softened moderately during the 2007 second quarter. In Colorado, deliveries were off 31% for the 2007 second quarter in what has continued to be a challenging environment.

New home deliveries in our Southeast region were down 43% during the 2007 second quarter. This decrease was primarily due to a 53% year-over-year decline in Florida deliveries. The lower level of deliveries in Florida was due to weaker housing demand which began last year combined with an increase in our cancellation rate in the state. In the Carolinas, deliveries were off 6% from the year earlier period driven by a 19% decrease in deliveries in Raleigh, which was partially offset by a modest increase in deliveries in Charlotte as compared to the year earlier period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Average selling prices of homes delivered:
Southern California	$768,000	$723,000	6%	$729,000	$697,000	5%
Northern California	545,000	747,000	(27)%	562,000	760,000	(26)%

Total California	682,000	729,000	(6)%	667,000	714,000	(7)%

Arizona	318,000	318,000	—	320,000	290,000	10%
Texas	230,000	192,000	20%	222,000	191,000	16%
Colorado	336,000	305,000	10%	342,000	308,000	11%
Nevada	321,000	—	—	354,000	—	—

Total Southwest	280,000	244,000	15%	280,000	240,000	17%

Florida	275,000	271,000	1%	277,000	267,000	4%
Carolinas	231,000	186,000	24%	224,000	182,000	23%

Total Southeast	258,000	252,000	2%	258,000	247,000	4%

Consolidated (excluding joint ventures)	349,000	374,000	(7)%	355,000	364,000	(2)%
Unconsolidated joint ventures(1)	450,000	769,000	(41)%	480,000	788,000	(39)%

Total (including joint ventures)(1)	$354,000	$382,000	(7)%	$362,000	$372,000	(3)%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2007 second quarter, our consolidated average home price decreased 7% to $349,000. The overall decrease was primarily due to changes in our product price points and geographic mix combined with an increase in the level of incentives and discounts required to sell homes in California, Florida and Arizona, our three largest markets.

Our average home price in California for the 2007 second quarter decreased 6% from the year earlier period driven by the increased use of incentives and discounts and the following regional changes. The 27% decrease in the average home price in Northern California was due primarily to an increase in the level of incentives and discounts used to sell homes, and to a lesser extent, a greater proportion of deliveries generated from the region’s more affordable markets in Sacramento and the Central Valley. In Southern California, the average home price increased 6% primarily due to a greater delivery mix during the 2007 second quarter from our Orange County division, which generally builds more expensive homes.

In the Southwest, our average home price increased 15% over the year earlier period. Our average price in Arizona was flat year over year primarily reflecting the increased use of incentives in Phoenix in 2007 as compared to the prior year period. The 20% increase in our average price in Texas reflected a greater percentage of deliveries generated from our Dallas and Austin divisions compared to the year earlier period, where our homes are generally more expensive than in our San Antonio operation.

Our average home price in the Southeast was up 2% as compared to the year earlier period. In Florida, the average sales price was up 1% from the year ago period and primarily reflected a geographic and product price point mix shift within the state. Our average price was up 24% in the Carolinas from the year earlier period and primarily reflected a change in delivery mix towards larger, more expensive homes in both of our markets in the state.

Gross Margin Percentage

Our 2007 second quarter homebuilding gross margin percentage was down year-over-year to a negative 14.3% from 27.2% in the second quarter of 2006. This decrease reflected a $223.2 million pretax inventory impairment charge, which related primarily to projects in California, Arizona, Nevada and Florida, and land sales of $111.7 million at a price only slightly above our adjusted carrying value of such assets. The remainder of the decrease in gross margins was driven primarily by lower gross margins in California, Arizona and Florida. The lower gross margins in these markets was driven by increased incentives and discounts and generally falling home prices resulting from weakening demand during last year and this year, creating a much more competitive market for new homes, which, as noted above, put downward pressure on our home prices. If market conditions deteriorate further, or our competitors continue to lower prices to generate sales, we may have to reduce our home prices further or increase our discounts and concessions, which would negatively impact our margins and potentially trigger additional inventory impairment charges.

SG&A Expenses

Our SG&A expense rate (including corporate G&A) for the 2007 second quarter increased 170 basis points to 14.0% of homebuilding revenues compared to 12.3% for the same period last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to a higher level of sales and marketing costs as a percentage of revenues, particularly advertising expenses and co-broker commissions, as a result of our focus on generating sales in these challenging market conditions. These increases were partially offset by an absolute decrease in our G&A expenses. The decrease in our G&A expenses was principally due to a reduction in staff to better align our overhead with the weaker housing market combined with a decrease in incentive-based compensation.

Unconsolidated Joint Ventures

We recognized a $41.5 million loss from unconsolidated joint ventures during the 2007 second quarter compared to income of $19.2 million in the year earlier period. The loss in the 2007 second quarter reflected a $48.1 million pretax charge related to our share of joint venture inventory impairments. This loss was offset in part by approximately $5.7 million of profits generated from land sales to other builders and approximately $0.9 million of profits generated from new home deliveries. Deliveries from our unconsolidated homebuilding joint ventures totaled 98 new homes in the 2007 second quarter versus 55 in the prior year period.

Other Expense

Included in other expense for the three months ended June 30, 2007 and 2006 are pretax charges of approximately $5.3 million and $16.3 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects, and for the three months ended June 30, 2007, $29.4 million related to the impairment of goodwill. The goodwill impairment charge related to our Jacksonville and San Antonio acquisitions. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions and any decision to abandon additional land purchase transactions could lead to further deposit and capitalized preacquisition cost write-offs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net new orders(1):
Southern California	350	309	13%	778	763	2%
Northern California	176	117	50%	423	231	83%

Total California	526	426	23%	1,201	994	21%

Arizona	208	183	14%	463	671	(31)%
Texas	342	518	(34)%	714	1,097	(35)%
Colorado	120	116	3%	235	272	(14)%
Nevada	26	—	—	41	—	—

Total Southwest	696	817	(15)%	1,453	2,040	(29)%

Florida	238	345	(31)%	490	796	(38)%
Carolinas	256	289	(11)%	513	524	(2)%

Total Southeast	494	634	(22)%	1,003	1,320	(24)%

Consolidated total	1,716	1,877	(9)%	3,657	4,354	(16)%

Unconsolidated joint ventures(2):
Southern California	153	51	200%	226	56	304%
Northern California	39	37	5%	79	54	46%
Arizona	—	—	—	(1)	—	—
Illinois	7	4	75%	13	15	(13)%

Total unconsolidated joint ventures	199	92	116%	317	125	154%

Total (including joint ventures)(2)	1,915	1,969	(3)%	3,974	4,479	(11)%

Average number of selling communities during the period:
Southern California	38	36	6%	36	34	6%
Northern California	25	17	47%	24	15	60%

Total California	63	53	19%	60	49	22%

Arizona	25	28	(11)%	26	28	(7)%
Texas	45	37	22%	43	38	13%
Colorado	11	13	(15)%	12	13	(8)%
Nevada	4	—	—	4	—	—

Total Southwest	85	78	9%	85	79	8%

Florida	47	48	(2)%	46	47	(2)%
Carolinas	26	20	30%	23	19	21%

Total Southeast	73	68	7%	69	66	5%

Consolidated total	221	199	11%	214	194	10%

Unconsolidated joint ventures(2):
Southern California	14	2	600%	12	2	500%
Northern California	7	5	40%	7	5	40%
Illinois	2	1	100%	2	1	100%

Total unconsolidated joint ventures	23	8	188%	21	8	163%

Total (including joint ventures)(2)	244	207	18%	235	202	16%

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(2)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders companywide (excluding joint ventures) for the second quarter of 2007 totaled 1,716 homes, a 9% decrease from the 2006 second quarter. Our consolidated cancellation rate for the 2007 second quarter was 28% compared to 36% in the 2006 second quarter and 25% in the 2007 first quarter, while our cancellation rate as a percentage of beginning backlog for the 2007 second quarter was 24% compared to 17% in the year earlier period. The overall decline in net new orders resulted from the decreasing demand for homes in Florida and Texas, and to a lesser extent a decline in orders in the Carolinas. These declines were offset in part by an increase in orders in California and Arizona. The lower level of demand in Florida and Texas and the generally weak level of demand in California and Arizona were primarily attributable to reduced housing affordability, higher mortgage interest rates, a tightening of underwriting standards for certain home loans, a reduced availability of alternative mortgage products, and increased levels of new and existing homes for sale. These conditions have also contributed to an erosion of homebuyer confidence in these markets.

Net new orders in California (excluding joint ventures) for the 2007 second quarter increased 23% from the 2006 second quarter on a 19% higher community count. Net new home orders were up 13% year-over-year in Southern California on a 6% higher average community count. While order activity in Southern California improved on a year-over-year basis, net orders decreased 18% from the 2007 first quarter reflecting a weakening in demand particularly in the Inland Empire region of Southern California. In addition, the region’s 2007 second quarter cancellation rate, while down from 45% a year ago, increased to 28% from 19% in the 2007 first quarter, driven by a jump in the Inland Empire cancellation rate. While conditions remain challenging in our Northern California divisions, improved sales year-over-year are a result of our focus on increasing traffic and orders through a more competitive pricing strategy. Our cancellation rate of 25% for the 2007 second quarter was down from 33% in the year earlier period but up from the 10% rate in the 2007 first quarter.

Net new orders in the Southwest (excluding joint ventures) for the 2007 second quarter were down 15%. In Arizona, net new home orders were up 14% on an 11% lower average community count. Despite the increase in net new orders in Arizona, the Phoenix and Tucson markets continue to experience weak demand for new and existing homes. In addition, our cancellation rate in Phoenix, while down sharply from the 2006 second quarter rate of 60%, still remains high relative to historical levels at 39% for the 2007 second quarter. In Texas, net new orders were down 34% on a 22% higher average community count. This decline was primarily due to the continued deterioration in the San Antonio market. This market, with its high concentration of first time buyers, has been adversely impacted by the tightening in mortgage credit underwriting standards, particularly with respect to subprime borrowers. To a lesser extent, we have experienced weakness in the Dallas market over the past few quarters, and more recently have seen a slight weakening in the Austin market over the past quarter. In Colorado, net new orders were up 3% on a 15% lower community count. In Nevada, we generated 26 new home orders from 4 communities in our Las Vegas division, a market which has also experienced weakening demand for new homes.

In the Southeast, net new orders (excluding joint ventures) decreased 22% during the 2007 second quarter. The decrease in net new orders in the region was primarily due to a 31% decline in orders in Florida. The year-over-year decline in Florida order activity reflects continued erosion in buyer demand and an increase in our cancellation rate to 37% for the 2007 second quarter from 32% last year. The most notable year-over-year change in Florida has been in our Tampa division where housing market conditions began to change dramatically at the end of the 2006 second quarter. Since Tampa is our largest division in Florida, the slowdown in that market has meaningfully impacted our statewide order totals. Net new orders in the Carolinas were down 11% on a 30% higher community count. While the Carolina markets have slowed somewhat recently, they still remain relatively healthy.

	At June 30,
	2007	2006	% Change
Backlog (in homes):
Southern California	532	824	(35)%
Northern California	242	184	32%

Total California	774	1,008	(23)%

Arizona	398	1,455	(73)%
Texas	551	920	(40)%
Colorado	202	222	(9)%
Nevada	36	—	—

Total Southwest	1,187	2,597	(54)%

Florida	477	1,599	(70)%
Carolinas	318	276	15%

Total Southeast	795	1,875	(58)%

Consolidated total	2,756	5,480	(50)%

Unconsolidated joint ventures(1):
Southern California	231	116	99%
Northern California	75	57	32%
Arizona	—	20	(100)%
Illinois	10	47	(79)%

Total unconsolidated joint ventures	316	240	32%

Total (including joint ventures)(1)	3,072	5,720	(46)%

Backlog (estimated dollar value in thousands):
Southern California	$429,536	$660,427	(35)%
Northern California	119,566	127,628	(6)%

Total California	549,102	788,055	(30)%

Arizona	122,701	483,398	(75)%
Texas	132,451	194,595	(32)%
Colorado	78,355	76,076	3%
Nevada	10,048	—	—

Total Southwest	343,555	754,069	(54)%

Florida	134,001	470,145	(71)%
Carolinas	78,665	56,159	40%

Total Southeast	212,666	526,304	(60)%

Consolidated total	1,105,323	2,068,428	(47)%

Unconsolidated joint ventures(1):
Southern California	129,066	60,531	113%
Northern California	51,454	41,274	25%
Arizona	—	6,021	(100)%
Illinois	7,694	20,397	(62)%

Total unconsolidated joint ventures	188,214	128,223	47%

Total (including joint ventures)(1)	$1,293,537	$2,196,651	(41)%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) decreased 47% from the year earlier period to $1.1 billion at June 30, 2007, reflecting the meaningful slowdown in order activity we experienced during 2006 and into the first half of 2007.

	At June 30,
	2007	2006	% Change
Building sites owned or controlled:
Southern California	11,013	14,022	(21)%
Northern California	5,795	8,082	(28)%

Total California	16,808	22,104	(24)%

Arizona	7,410	12,469	(41)%
Texas	7,701	10,273	(25)%
Colorado	1,013	1,318	(23)%
Nevada	2,949	3,019	(2)%

Total Southwest	19,073	27,079	(30)%

Florida	11,698	13,821	(15)%
Carolinas	4,161	4,717	(12)%
Illinois	158	220	(28)%

Total Southeast	16,017	18,758	(15)%

Total (including joint ventures)	51,898	67,941	(24)%

Total building sites owned	31,745	38,650	(18)%
Total building sites optioned or subject to contract	8,325	14,968	(44)%
Total joint venture lots	11,828	14,323	(17)%

Total (including joint ventures)	51,898	67,941	(24)%

Total building sites owned and controlled as of June 30, 2007 decreased 24% from the year earlier period, which reflects our effort to generate cash and reduce our real estate inventories and to better align our land supply with the current level of new housing demand.

	At June 30,
	2007	2006	% Change
Completed and unsold homes:
Consolidated	623	425	47%
Joint ventures	15	—	—

Total	638	425	50%

Spec homes under construction:
Consolidated	1,439	2,188	(34)%
Joint ventures	637	511	25%

Total	2,076	2,699	(23)%

Homes under construction:
Consolidated	3,655	6,952	(47)%
Joint ventures	922	735	25%

Total	4,577	7,687	(40)%

Our completed and unsold homes (excluding joint ventures) as of June 30, 2007 increased 47% compared to the year earlier period while decreasing 19% from the 2007 first quarter. The higher year-over-year total was the result of weaker housing market conditions which contributed to an increase in our cancellation rates during the latter half of 2006 and the first half of 2007 resulting in unintended completed unsold homes in certain of our markets. At the same time, the number of homes under construction as of June 30, 2007 decreased 47% (exclusive of joint ventures) from the year earlier period to 3,655 units in response to our increased focus on managing the level of our speculative inventory and our desire to better match new construction starts with the lower sales volume.

Financial Services

In the 2007 second quarter, our financial services subsidiary generated a nominal pretax profit of $187,000 compared to $744,000 in the year earlier period. The decrease in profitability was driven primarily by a 19% lower level of loan sales and a decrease in margins (in basis points) on loans sold. The decrease in loan sales was primarily the result of a 38% decrease in consolidated new home deliveries which was partially offset by increased capture rates.

Financial services joint venture income, which is derived from mortgage financing joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 27% to $273,000. The lower level of joint venture income was due to the lower level of new home deliveries in 2007 combined with the transition of our Colorado operations during 2006 from a joint venture arrangement to its wholly owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for:

• land acquisitions • operating expenses	• construction and development expenditures • market expansion (including acquisitions) • principal and interest payments on debt
• investments in land development and homebuilding joint ventures
• share repurchases • dividends to our stockholders

Cash requirements have been met by:

•     internally generated funds

•     bank revolving credit facility

•     land option contracts

•     land seller notes

•     sale of our common equity through public offerings

•     proceeds received upon the exercise of employee stock options

•     public and private term note offerings

•     bank term loans

•     joint venture financings

•     assessment district bond financings

•     issuance of common stock as acquisition consideration

•     mortgage credit facilities

We have been focusing over the last year on reducing our cash requirements through a reduction in land purchases, housing starts, and fixed costs, and have been using cash generated from our operations to reduce debt. Based on these efforts, our sources of capital have been sufficient to meet our liquidity needs to date. However, if market conditions continue to deteriorate, including if we were to incur significant additional impairments, current sources of liquidity could become more difficult to access or could become inadequate to meet our liquidity needs.

Revolving Credit Facility and Term Loans

We have entered into a $1.1 billion bank revolving credit facility, $100 million senior Term Loan A and $250 million senior Term Loan B (collectively, the “Credit Facilities”) with a bank syndicate and various private lenders. The Credit Facilities, which are guaranteed by most of our wholly owned subsidiaries (other than our mortgage financing and title subsidiaries), contain financial covenants, including the following:

•

a covenant that, as of June 30, 2007, requires us to maintain not less than $1,372.7 million of consolidated tangible net worth (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses);

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

These covenants, as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the Credit Facilities and from other sources. As a result of the deterioration in housing market conditions over the last several quarters, which led to the $435.7 million in asset impairments we recorded during the six months ended June 30, 2007, our borrowing base has been reduced and our ability to continue to meet our financial covenants, particularly our consolidated tangible net worth covenant which had a cushion of $117.6 million as of June 30, 2007, has been negatively impacted. While we were in compliance with our borrowing base and these financial covenants for the three and six month periods ended June 30, 2007, a requirement to take additional inventory impairment charges or the need to make additional joint venture investments, could cause us to violate these or other covenants. If we were to fail to comply with any of these covenants and were unable to obtain a waiver for the non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the Credit Facilities and our public notes could be accelerated.

As a result, we intend to discuss with our lenders amending the Credit Facilities to provide us with financial covenant relief. In addition, in accordance with the April 2007 amendment to the Credit Facilities and in light of our reduced capital needs, we have elected to reduce the amount of the commitment of the revolving credit facility by $45 million effective August 23, 2007. Our ability to amend the Credit Facilities is dependent upon a number of factors, including, the state of the commercial lending environment, the willingness of banks to lend to homebuilders, and the banks’ view of our financial condition, strength and future prospects.

At June 30, 2007, we had $564.5 million in borrowing capacity under the revolving credit facility’s borrowing base provision, of which $256.5 million was consumed by outstanding borrowings and $51.1 million by issued letters of credit. If the remaining $256.9 million available under the borrowing base as of June 30, 2007 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased.

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 44, in connection with our land development and homebuilding joint ventures we typically obtain secured acquisition, development and construction financing, which reduce the use of funds from corporate financing sources. However, as market conditions have deteriorated we have been required to expend corporate funds for previously unanticipated obligations associated with these joint ventures.

In the future we may be required to utilize corporate financing sources with respect to certain of these joint ventures to:

•	satisfy margin calls with respect to our loan-to-value maintenance obligations;

•	satisfy the margin calls of non-performing partners on their loan-to-value maintenance obligations;

•	buy-out non-performing partner’s ownership interests and satisfy outstanding joint venture debt;

•	fund cost overruns associated with completion obligations; and

•

finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender.

The use of corporate financing sources to satisfy these potential joint venture obligations reduces the amount of capital we otherwise have available for planned corporate expenditures, putting further pressure on our financial and other covenants.

At June 30, 2007 our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,120.8 million and equity that totaled approximately $929.4 million.

Senior and Senior Subordinated Notes

In addition to our Credit Facilities and joint venture loans, we currently have $1,248.6 million in senior and senior subordinated notes outstanding. These notes contain financial covenants similar to, although less restrictive and more limited than, those contained in our Credit Facilities. As of and for the three and six month periods ended June 30, 2007, we were in compliance with these covenants and, absent significant further deterioration in market conditions or a cross-default as a result of the acceleration of any of the Credit Facilities, we expect to be able to continue to maintain compliance with these covenants in the near term.

Other Financing Sources

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At June 30, 2007, we had approximately $89.3 million outstanding in trust deed and other notes payable, including CDD bonds and $51.5 million of indebtedness related to a joint venture construction loan that was consolidated as of June 30, 2007 as a result of our partner’s voting rights being revoked.

Our mortgage financing subsidiary utilizes two mortgage credit facilities which provide for a combined aggregate commitment of $300 million and the ability to flex up to $400 million, subject to availability of additional bank lending commitments. Mortgage loans are typically financed under these mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. These mortgage credit facilities have LIBOR based pricing and contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants. As of and for the three and six month periods ended June 30, 2007, we were in compliance with these covenants. These credit facilities have maturity dates ranging from February 1, 2008 to February 14, 2008. At June 30, 2007, we had approximately $76.8 million advanced under these mortgage credit facilities.

We also generate cash through the exercise of stock options by our employees. During the six months ended June 30, 2007, we issued 531,899 shares of common stock pursuant to the exercise of stock options for cash consideration of approximately $3.9 million.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio or consolidated tangible net worth, could result in a credit ratings downgrade or changes in outlook, otherwise increase our cost of borrowing, or adversely affect our ability to obtain necessary funds. During the first six months of 2007, one of the credit rating bureaus downgraded our corporate and debt ratings and the two others changed their outlook to negative due to, among other things, the projected lower absolute levels of our interest coverage ratio coupled with the wide-spread deterioration in the general homebuilding market. During the same period, the credit rating bureaus downgraded several of our competitor’s corporate and debt ratings and also downgraded the debt ratings associated with certain mortgage-backed securities. It is possible that additional downgrades could occur for us if our interest coverage, leverage levels and/or outlook for the homebuilding industry deteriorates further.

Dividends

We paid approximately $5.2 million, or $0.08 per common share, in dividends to our stockholders during the six months ended June 30, 2007. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and senior term loans impose restrictions on the amount of dividends we may be able to pay. On July 25, 2007, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. This dividend will be paid on August 23, 2007 to stockholders of record on August 9, 2007.

Stock Repurchase Program

On July 26, 2006, our Board of Directors authorized a $50 million stock repurchase plan. Through August 2, 2007, no shares have been repurchased under the stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves. In connection with the vesting of restricted stock grants made under our equity incentive plans, we repurchased an aggregate of approximately 106,000 shares from our executive officers and directors to fund vesting-related tax obligations totaling approximately $2.9 million.

Leverage

An important focus of management is controlling our leverage. Careful consideration is given to balancing operating opportunities while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our adjusted homebuilding leverage has generally fluctuated over the past several years in the range of 45% to 55% (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, acquisitions of other homebuilders, the consolidation of joint ventures into our consolidated financial statements, changes in demand for new homes (including an increase in our cancellation rate), and inventory and goodwill impairment charges and land deposit write-offs. Typically our leverage increases during the first three quarters of the year and reaches a low at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At June 30, 2007, we had cash deposits and letters of credit outstanding of approximately $20.0 million and capitalized preacquisition and other development and construction costs of approximately $17.4 million relating to land purchase contracts having a total remaining purchase price of approximately $115.9 million. Approximately $20.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our revolving credit facility and other corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. Our utilization of option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries, general housing market conditions, and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

If we elect not to exercise our right to acquire lots under an option contract, in most instances we will forfeit our deposit to the seller and write-off amounts expended for due diligence and any development and construction activities undertaken on the optioned land. In addition, in connection with option contracts entered into with third party financial entities, we also generally enter into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.

At June 30, 2007, we had cash deposits and letters of credit outstanding of approximately $39.2 million and capitalized preacquisition and other development and construction costs of approximately $19.4 million relating to option contracts having a total remaining purchase price of approximately $496.0 million. Approximately $112.3 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. For the three and six month periods ended June 30, 2007, we incurred pretax charges of $6.0 million and $6.8 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered $0.7 million and $2.0 million, respectively, related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other expense in the accompanying consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions • establishing strategic alliances • leveraging our capital base	• expanding our market opportunities • managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties as opportunities arise. At June 30, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,120.8 million and equity that totaled $929.4 million.

While we are generally not required to record our joint venture borrowings on our condensed consolidated balance sheets in accordance with U.S. generally accepted accounting principles, our potential future obligations to our joint venture partners and joint venture lenders include:

• capital calls related to credit enhancements • planned and unplanned capital contributions • capital calls related to surety indemnities	• land development and construction completion obligations • capital calls related to environmental indemnities

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At June 30, 2007, approximately $572.8 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $192.4 million we would be solely responsible for and $380.4 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document). To the extent that these credit enhancements have been provided to lenders who participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings.

Additional Capital Contributions and Consolidation. Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. While making capital contributions on behalf of our partners may allow us to exercise various remedies under our joint venture operating agreements (including diluting our partner’s equity interest and/or profit distribution percentage), making these contributions could also result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage covenants. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures. The need for additional capital contributions from our joint venture partners could result in disagreements that lead to buy-sell provisions being triggered in the future or the need for us to fund these contributions on behalf of our partners, potentially requiring the consolidation of the impacted ventures into our consolidated financial statements.

Land Development and Construction Completion Agreements. We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans, with any completion costs in excess of the funding commitments being borne directly by us and our joint venture partners.

Environmental Indemnities. We and our joint venture partners have from time to time provided unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us and, in certain instances, our joint venture partners, to reimburse the project lenders for claims related to environmental matters for which they are held responsible.

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At June 30, 2007, our joint ventures had approximately $101.3 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures. As of June 30, 2007, we held membership interests in 37 active homebuilding and land development joint ventures, of which 30 had obtained bank financing. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 12 largest joint ventures based on total assets as of June 30, 2007, representing approximately 70% of the assets and debt of our joint ventures.

			As of June 30, 2007
Joint Venture Name	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement	Construction Completion Guaranty
			Assets	Debt	Equity
			(Dollars in thousands)
Homebuilding:
Edenglen Ontario	2006	Ontario, CA	$71,438	$68,151	$(465)	100.7%	Yes	Yes
Fairway Canyon
Development	2006	Beaumont, CA	80,437	54,274	14,576	78.8%	Yes	Yes
LB/L - Duc II Scally Ranch	2002	American Canyon, CA	74,428	49,937	21,648	69.8%	Yes	Yes
LB/L - Duc III Antioch 330	2004	Antioch, CA	80,790	59,705	16,405	78.4%	Yes	Yes
Three Oaks Walnut 268	2007	Walnut Hills, CA	84,967	51,138	33,829	60.2%	Yes	Yes

Subtotal Select
Homebuilding
Joint Ventures			392,060	283,205	85,993	76.7%

Land Development:
Black Mountain Ranch	2003	San Diego, CA	131,522	21,177	55,498	27.6%	Yes	Yes
La Floresta	2003	Brea, CA	105,854	16,021	86,587	15.6%	No	No
Menifee Development	2002	Menifee, CA	83,408	35,752	39,814	47.3%	Yes	Yes
November 2005
Land Investors	2005	Las Vegas, NV	460,793	212,008	167,832	55.8%	No	No
Riverpark Legacy	2004	Oxnard, CA	223,176	96,000	120,161	44.4%	Yes	Yes
Talega Associates (1)	1997	San Clemente, CA	96,671	70,258	18,757	78.9%	Yes	Yes
Tonner Hills SSP	2003	Brea, CA	138,642	41,422	95,340	30.3%	Yes	Yes

Subtotal Select Land Development
Joint Ventures			1,240,066	492,638	583,989	45.8%

Subtotal of Select
Joint Ventures			1,632,126	775,843	669,982	53.7%

Other Homebuilding and Land Development Joint Ventures (2)			628,377	344,970	259,377	57.1%

Total Homebuilding and Land Development Joint Ventures			$2,260,503	$1,120,813	$929,359	54.7%

(1)	This predominantly land development joint venture, originally consisting of approximately 3,800 lots, also includes two homebuilding projects with an aggregate of approximately 150 lots.
(2)	Represents approximately 38 unconsolidated homebuilding and land development joint ventures, of which 25 have ongoing homebuilding or land development activities and 13 are either inactive or winding down.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn and, in the case of two Southern California division urban joint ventures managed by us, construction issues. The joint venture lenders for these two Southern California projects have informed us that they have suspended the joint venture’s ability to make further loan draws pending resolution of the construction issues.

•

Loan-to-Value Maintenance Related Payments. During the three months ended June 30, 2007, we and our partners each made aggregate additional capital contributions of approximately $25.3 million to two of our Southern California joint ventures, which represented our respective 50% shares of each joint ventures’ loan remargin requirements. We anticipate being required to make additional capital contributions and/or remargin payments with respect to other joint ventures over the next several quarters, all of which are reflected in our current business plan and cash flow forecast and which we do not believe will have a materially adverse effect on our liquidity or leverage.

•

Renegotiation/Loan Extension. At any point in time we are generally in the process of financing, refinancing, renegotiating or extending one or more of our joint venture loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. While we anticipate that we will be able to successfully finance, refinance, renegotiate or extend, on terms we deem acceptable, all of the joint venture loans that we are currently in the process of negotiating, there can be no assurance in this regard and if we were unsuccessful in these efforts we could be required to repay one or more of these loans from corporate liquidity sources.

•

Exercise of Buy-Sell Provision and Consolidation. During the three months ended June 30, 2007, we purchased our partner’s interest (which had a capital balance of $8.6 million prior to the purchase) in one Northern California joint venture for $3.0 million and paid $81.6 million to satisfy that joint venture’s debt. In addition, as a result of a dispute with one of our Southern California joint venture partners over additional capital contributions needed to repair structural defects at a project that we manage, our partner’s voting rights have been revoked, and accordingly, we were required to consolidate that joint venture’s $54.4 million of inventory and $51.5 million of bank debt into our condensed consolidated balance sheet in accordance with EITF 04-5. We are currently involved in restructuring negotiations with respect to another one of our other Southern California joint ventures that has experienced construction related issues. These negotiations may lead to our purchase of additional joint venture interest, which would require us to consolidate this additional joint venture onto our balance sheet in the near term.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based senior term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended June 30, 2007. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at June 30, 2007. The related income or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss). We believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage. The estimated fair value of the swaps at June 30, 2007 represented a liability of $2.0 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three and six month periods ended June 30, 2007, we recorded a cumulative after-tax other comprehensive gain of $5.1 million and $3.8 million, respectively, relating to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage, and our joint ventures, SPH Home Mortgage and Home First Funding. Our mortgage financing joint ventures, and to a lesser extent, Standard Pacific Mortgage, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Standard Pacific Mortgage, these loans are presold to third party investors. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from third party investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates, particularly during periods of significant market turmoil. For instance, during the “subprime” turmoil experienced during the quarter ended June 30, 2007, a few of our third party investors were unable or unwilling to complete the purchase of certain of our presold loans. In those instances, we resold the loans having a total principal balance of approximately $6.4 million to alternate third party investors at an aggregate loss of approximately $0.4 million. As of June 30, 2007, Standard Pacific Mortgage held approximately $44.0 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Standard Pacific Mortgage also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Standard Pacific Mortgage utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of June 30, 2007, Standard Pacific Mortgage had approximately $103.7 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, of which approximately $96.7 million were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our emphasis on strengthening our balance sheet and improving our liquidity;

•	reducing the size of our organization to respond to lower volume levels in the near term;

•	reducing homebuilding inventories and paying down debt;

•	managing starts and new community openings to better align production with sales;

•	refining our pricing strategy to balance volume, profitability and cash flow generation;

•	our ability to generate positive cash flow which will be used to pay down debt and strengthen our financial position;

•	our efforts to reposition the Company for the eventual housing market recovery, enabling the Company to take advantage of attractive land and market opportunities;

•	the potential need to further reduce home prices or adjust discounts and the potential for additional impairments;

•	a slowdown in demand and a decline in new home orders;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	the cancellation rate for sales orders;

•	our intent to continue to utilize joint venture vehicles;

•	the likelihood that we will be required to make remargin payments with respect to joint venture borrowings and their potential effect on our liquidity and leverage;

•	the potential need for additional capital contributions to joint ventures or that buy-sell provisions may be triggered;

•	the sufficiency of our capital resources and ability to access additional capital;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	the potential for additional rating downgrades;

•	the potential for additional inventory impairment charges and write-offs of option deposits and capitalized preacquisition costs;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	future warranty costs;

•	litigation related costs;

•	our ability to amend or make additional borrowings under the revolving credit facility;

•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments and our ability to obtain a waiver of any non-compliance;

•	expected common stock dividends;

•	our plans with respect to stock repurchases;

•	ability to renegotiate, restructure or extend joint venture loans on acceptable terms;

•	the estimated fair value of our swap agreements and our expectation that they will have no impact on future earnings;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. For a detailed description of risk factors, refer to Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we repurchased the following shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (2)
April 1, 2007 to April 30, 2007	—	$—	—	$50,000
May 1, 2007 to May 31, 2007	3,543	20.34	—	50,000
June 1, 2007 to June 30, 2007	—	—	—	50,000

Total	3,543		—

(1)	Repurchased from directors and officers to satisfy tax withholding obligations that arose upon the vesting of performance share awards and restricted stock (dollars in thousands, except per share amounts).
(2)	In July 2006 we announced that our Board of Directors had authorized a $50 million stock repurchase plan. The repurchase plan has no stated expiration date. During the quarter ended June 30, 2007 and from July 1, 2007 through August 1, 2007, no shares were repurchased under this plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting held on May 9, 2007, Standard Pacific’s stockholders elected Bruce A. Choate, James L. Doti, and J. Wayne Merck as Class I directors. In addition, stockholders ratified the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm. Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld
Election of Bruce A. Choate	55,130,035	N/A	1,275,075
Election of James L. Doti	52,683,524	N/A	3,721,586
Election of J. Wayne Merck	55,130,771	N/A	1,274,339
Ratification of appointment of Ernst & Young LLP	56,296,734	31,045	77,331

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Second Amendment of Revolving Credit Agreement and First Amendment of Term Loan A Credit Agreement incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

10.2	Notice of Auto-Amendment of Certain Provisions of the Term Loan B Credit Agreement incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: August 2, 2007	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors
and Chief Executive Officer

Dated: August 2, 2007	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President – Finance and Chief Financial Officer