Form 10-Q
period 2007-09-30
STANDARD PACIFIC CORP /DE/
filed 2007-11-05
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Registrant’s shares of common stock outstanding at November 1, 2007: 72,777,896

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$618,246	$828,398	$1,875,023	$2,704,836
Land sale revenues	57,264	5,715	193,656	12,176

Revenues	675,510	834,113	2,068,679	2,717,012

Cost of home sales	(612,902)	(669,579)	(1,834,231)	(2,010,976)
Cost of land sales	(114,336)	(5,592)	(315,306)	(15,224)

Cost of sales	(727,238)	(675,171)	(2,149,537)	(2,026,200)

Gross margin	(51,728)	158,942	(80,858)	690,812

Selling, general and administrative expenses	(99,458)	(111,449)	(297,364)	(349,824)
Income (loss) from unconsolidated joint ventures	(38,700)	5,153	(119,414)	30,897
Other expense	(4,360)	(6,801)	(34,256)	(19,303)

Homebuilding pretax income (loss)	(194,246)	45,845	(531,892)	352,582

Financial Services:
Revenues	2,336	5,726	12,015	15,519
Expenses	(3,593)	(4,845)	(11,923)	(13,957)
Income from unconsolidated joint ventures	248	394	780	1,435
Other income	210	299	690	950

Financial services pretax income (loss)	(799)	1,574	1,562	3,947

Income (loss) before taxes	(195,045)	47,419	(530,330)	356,529
(Provision) benefit for income taxes	75,379	(16,572)	203,954	(134,430)

Net income (loss)	$(119,666)	$30,847	$(326,376)	$222,099

Earnings (Loss) Per Share:
Basic	$(1.85)	$0.48	$(5.04)	$3.39
Diluted	$(1.85)	$0.47	$(5.04)	$3.31
Weighted Average Common Shares Outstanding:
Basic	64,849,612	64,321,003	64,717,017	65,465,162
Diluted	64,849,612	65,688,060	64,717,017	67,068,937
Cash dividends per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$5,085	$17,376
Trade and other receivables	76,288	77,725
Inventories:
Owned	2,830,588	3,268,788
Not owned	124,335	203,197
Investments in and advances to unconsolidated joint ventures	327,768	310,699
Deferred income taxes	330,232	185,268
Goodwill and other intangibles	72,568	102,624
Other assets	141,025	59,219

	3,907,889	4,224,896

Financial Services:
Cash and equivalents	21,822	14,727
Mortgage loans held for sale	78,204	254,958
Mortgage loans held for investment	10,471	—
Other assets	11,552	8,360

	122,049	278,045

Total Assets	$4,029,938	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$116,368	$109,444
Accrued liabilities	281,165	280,905
Liabilities from inventories not owned	44,051	83,149
Revolving credit facility	253,500	289,500
Trust deed and other notes payable	98,341	52,498
Senior notes payable	1,424,318	1,449,245
Senior subordinated notes payable	249,319	149,232

	2,467,062	2,413,973

Financial Services:
Accounts payable and other liabilities	3,924	4,404
Mortgage credit facilities	83,163	250,907

	87,087	255,311

Total Liabilities	2,554,149	2,669,284

Minority Interests	44,301	69,287
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 70,849,786 and 64,422,548 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	708	644
Additional paid-in capital	329,825	323,099
Retained earnings	1,107,777	1,446,043
Accumulated other comprehensive loss, net of tax	(6,822)	(5,416)

Total Stockholders’ Equity	1,431,488	1,764,370

Total Liabilities and Stockholders’ Equity	$4,029,938	$4,502,941

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(326,376)	$222,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	118,634	(32,332)
Cash distributions of income from unconsolidated joint ventures	16,085	66,239
Depreciation and amortization	5,930	5,431
Amortization of stock-based compensation	9,811	12,597
Excess tax benefits from share-based payment arrangements	(1,498)	(2,440)
Deferred income taxes	(141,498)	(6,409)
Noncash inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	495,811	78,876
Noncash goodwill impairment charges	29,380	—
Changes in cash and equivalents due to:
Trade and other receivables	(647)	17,683
Mortgage loans held for sale	171,006	25,130
Inventories - owned	40,959	(876,871)
Inventories - not owned	9,665	76,899
Other assets	(81,935)	(30,626)
Accounts payable	4,769	(9,667)
Accrued liabilities	(42,521)	(53,396)

Net cash provided by (used in) operating activities	307,575	(506,787)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(2,883)	(7,530)
Investments in and advances to unconsolidated home building joint ventures	(210,640)	(173,710)
Mortgage loans held for investment	(4,723)	—
Capital distributions and repayments of advances from unconsolidated home building joint ventures	65,501	82,785
Net additions to property and equipment	(5,358)	(10,185)

Net cash provided by (used in) investing activities	(158,103)	(108,640)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(36,000)	410,700
Principal payments on trust deed and other notes payable	(8,602)	(25,897)
Principal payments on senior notes payable	(25,000)	—
Net proceeds from the issuance of senior subordinated convertible notes	97,000	—
Proceeds from senior term loans	—	350,000
Purchase of senior subordinated convertible note hedge	(9,120)	—
Net payments on mortgage credit facilities	(167,744)	(27,534)
Excess tax benefits from share-based payment arrangements	1,555	2,546
Dividends paid	(7,778)	(7,915)
Repurchases of common stock	(2,901)	(104,705)
Proceeds from the issuance of common stock under share lending facility	60	—
Proceeds from the exercise of stock options	3,862	1,987

Net cash provided by (used in) financing activities	(154,668)	599,182

Net increase (decrease) in cash and equivalents	(5,196)	(16,245)
Cash and equivalents at beginning of period	32,103	28,623

Cash and equivalents at end of period	$26,907	$12,378

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2007 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources. Corporate also provides the necessary administrative functions to support us as a publicly traded company. A substantial portion of the expenses incurred by Corporate are allocated to the homebuilding operating divisions based on their respective percentage of revenues.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Homebuilding revenues:
California	$304,117	$372,357	$881,590	$1,315,642
Southwest	218,931	240,838	740,753	699,395
Southeast	152,462	220,918	446,336	701,975

Total homebuilding revenues	$675,510	$834,113	$2,068,679	$2,717,012

Homebuilding pretax income (loss):
California	$(131,723)	$11,763	$(327,518)	$199,356
Southwest	(15,705)	13,304	(122,917)	60,267
Southeast	(45,677)	21,418	(77,121)	103,844
Corporate	(1,141)	(640)	(4,336)	(10,885)

Total homebuilding pretax income (loss)	$(194,246)	$45,845	$(531,892)	$352,582

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(37,192)	$5,032	$(117,919)	$30,777
Southwest	2	88	46	101
Southeast	(1,510)	33	(1,541)	19

Total homebuilding income (loss) from unconsolidated joint ventures	$(38,700)	$5,153	$(119,414)	$30,897

Homebuilding pretax income (loss) includes the following non-cash pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Homebuilding non-cash pretax impairment charges:
California (1)	$147,321	$40,325	$381,486	$60,330
Southwest (2)	21,880	6,864	164,246	6,988
Southeast (3)	54,292	11,489	113,455	12,539

Total homebuilding non-cash pretax impairment charges	$223,493	$58,678	$659,187	$79,857

(1)	The California reportable segment includes our share of non-cash pretax inventory impairment charges related to our unconsolidated joint ventures of $40.2 million and $132.4 million, respectively, for the three and nine months ended September 30, 2007 and $980,000 for the three and nine months ended September 30, 2006.

(2)	The Southwest reportable segment includes our share of non-cash pretax inventory impairment charges related to our unconsolidated joint ventures of $0.2 million during the three and nine months ended September 30, 2007. Goodwill impairment charges for the Southwest reportable segment were $11.4 million for the nine months ended September 30, 2007.

(3)	The Southeast reportable segment includes our share of non-cash pretax inventory impairment charges related to our unconsolidated joint ventures of $1.4 million during the three and nine months ended September 30, 2007. Goodwill impairment charges for the Southeast reportable segment were $18.0 million for the nine months ended September 30, 2007.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Homebuilding assets:
California	$1,910,718	$1,975,231
Southwest	863,029	1,175,059
Southeast	685,563	842,659
Corporate	448,579	231,947

Total homebuilding assets	$3,907,889	$4,224,896

Homebuilding investments in and advances to unconsolidated joint ventures:
California	$233,168	$226,582
Southwest	89,102	79,575
Southeast	5,498	4,542

Total homebuilding investments in and advances to unconsolidated joint ventures	$327,768	$310,699

3.	Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units using the treasury stock method. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances (see Note 15 for further discussion regarding the share lending facility). For the three and nine months ended September 30, 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. The table set forth below reconciles the components of the basic earnings (loss) per share calculation to diluted earnings (loss) per share.

	Three Months Ended September 30,
	2007			2006
	Net Loss	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share	$(119,666)	64,849,612	$(1.85)	$30,847	64,321,003	$0.48
Effect of dilutive securities:
Stock options	—	—		—	1,188,164
Nonvested performance share awards	—	—		—	68,014
Nonvested restricted stock	—	—		—	4,376
Deferred stock units	—	—		—	106,503

Diluted earnings (loss) per share	$(119,666)	64,849,612	$(1.85)	$30,847	65,688,060	$0.47

	Nine Months Ended September 30,
	2007			2006
	Net Loss	Shares	EPS	Net Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share	$(326,376)	64,717,017	$(5.04)	$222,099	65,465,162	$3.39
Effect of dilutive securities:
Stock options	—	—		—	1,446,430
Nonvested performance share awards	—	—		—	45,794
Nonvested restricted stock	—	—		—	5,048
Deferred stock units	—	—		—	106,503

Diluted earnings (loss) per share	$(326,376)	64,717,017	$(5.04)	$222,099	67,068,937	$3.31

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$(119,666)	$30,847	$(326,376)	$222,099
Unrealized loss on interest rate swaps, net of related income tax effects	(5,252)	(6,529)	(1,406)	(6,146)

Comprehensive income (loss)	$(124,918)	$24,318	$(327,782)	$215,953

5.	Stock-Based Compensation

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

The Company has share-based awards outstanding under five different plans, pursuant to which we have granted stock options, performance share awards, and restricted stock grants to key officers, employees, and directors. The exercise price of the share-based awards may not be less than the market value of our common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. Performance share awards, which have been granted to certain executives, can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a single or series of pre-established financial and operating targets during the applicable fiscal year period, subject to downward adjustment based upon the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the applicable vesting date. Restricted stock typically vests over a one to three year period.

During the nine months ended September 30, 2007, we granted 1,285,500 stock options, issued 37,000 shares of restricted stock, and granted performance share awards pursuant to which up to 240,000 Shares may be issued.

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Stock options	$1,558	$1,587	$4,720	$5,945
Performance share awards	1,241	829	3,935	5,466
Restricted stock grants	378	371	1,156	1,186

Total	$3,177	$2,787	$9,811	$12,597

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of September 30, 2007		As of December 31, 2006
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)
Unvested stock options	$14,032	5.1 years	$8,015	2.2 years
Nonvested performance share awards	5,600	1.9 years	5,727	1.2 years
Nonvested restricted stock grants	1,220	1.0 years	1,589	1.7 years

Total unrecognized compensation expense	$20,852	4.0 years	$15,331	1.8 years

6.	Variable Interest Entities

We account for variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack the direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R (see Note 7 for further discussion).

7.	Inventories

Inventories consisted of the following at:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,634,861	$2,128,067
Homes completed and under construction	1,011,234	985,353
Model homes	184,493	155,368

Total inventories owned	$2,830,588	$3,268,788

Inventories not owned:
Land purchase and land option deposits	$35,976	$50,755
Variable interest entities, net of deposits	55,890	82,848
Other land option contracts, net of deposits	32,469	69,594

Total inventories not owned	$124,335	$203,197

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

At September 30, 2007 and December 31, 2006, we consolidated 11 and 14 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $9.1 million and $11.5 million as of September 30, 2007 and December 31, 2006, respectively, which are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at September 30, 2007 and December 31, 2006 were inventories not owned related to these VIEs of approximately $64.1 million and $92.8 million (which includes $8.2 million and $10.0 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $11.6 million and $13.6 million, and minority interests of approximately $44.3 million and $69.3 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

Other land option contracts represent specific performance purchase obligations to purchase land that we have with various land sellers. In certain instances, the land option contract contains a binding obligation requiring us to complete lot purchases. In other instances, the land option contract does not obligate us to complete lot purchases but, due to the magnitude of our capitalized preacquisition costs, development and construction expenditures, we are considered economically compelled to complete the lot purchases.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the nine months ended September 30, 2007 were approximately 10% to 12%, with discount rates in the 15% to 23% range. The following table summarizes inventory impairments recorded during the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$119,584	$47,708	$360,036	$48,582
Land held for sale or sold	55,654	—	124,546	3,983

Total inventory impairments	$175,238	$47,708	$484,582	$52,565

Remaining carrying value of inventory impaired at period end	$424,470	$173,866	$780,546	$199,678

Number of projects impaired during the period	52	12	123	15

Total number of projects included in inventories-owned and reviewed for impairment during the period	398	458

These charges were included in cost of sales in the accompanying condensed consolidated statements of operations (see Note 2 for breakout of non-cash impairment charges by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2006 and 2007 as a result of decreased affordability, tightening of mortgage lending underwriting requirements, decreased liquidity in the mortgage credit markets, and an increased number of communities and completed and existing homes available for sale in the marketplace. Until market conditions stabilize, we may incur additional impairments in the future.

8.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures and amortized to cost of sales and income (loss) from unconsolidated joint ventures for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, beginning of period	$155,367	$115,922	$139,470	$80,988
Homebuilding interest incurred and capitalized	35,759	38,998	102,456	108,599
Homebuilding interest previously capitalized and amortized	(27,864)	(20,970)	(78,664)	(55,637)

Homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, end of period	$163,262	$133,950	$163,262	$133,950

Capitalized interest as a percentage of inventories owned and investments in unconsolidated joint ventures, end of period			5.2%	3.3%

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

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash	$67,491	$132,742
Inventories	2,062,427	2,226,516
Other assets	32,039	42,632

Total assets	$2,161,957	$2,401,890

Liabilities and Equity:
Accounts payable and accrued liabilities	$189,894	$257,007
Construction loans and trust deed notes payable	1,028,067	1,256,356
Equity	943,996	888,527

Total liabilities and equity	$2,161,957	$2,401,890

Our share of equity shown above was approximately $304.9 million (which includes $45 million of accrued joint venture loan-to-value remargin obligations) and $286.3 million at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, we had advances outstanding of approximately $8.5 million and $14.6 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of September 30, 2007 and December 31, 2006, we had approximately $14.4 million and $9.8 million of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Revenues	$98,664	$76,933	$286,261	$292,475
Cost of sales and expenses	(139,413)	(51,839)	(416,392)	(177,652)

Net income (loss)	$(40,749)	$25,094	$(130,131)	$114,823

Income (loss) from unconsolidated joint ventures as presented in the accompanying condensed consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The following table summarizes joint venture inventory impairments recorded during the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$25,325	$980	$80,407	$980
Land development joint ventures	16,466	—	53,588	—

Total joint venture impairments	$41,791	$980	$133,995	$980

Number of projects impaired during the period	12	1	18	1

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period(1)	61	58

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

These charges were included in income (loss) from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended September 30, 2007 and 2006, we recognized management fees of approximately $1.7 million and $3.8 million, respectively, and during the nine months ended September 30, 2007 and 2006 we recognized management fees of approximately $5.7 million and $11.8 million, respectively. These management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of September 30, 2007 and 2006, we had approximately $1.1 million and $1.5 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

During the three months ended September 30, 2007, we purchased the entire portion of our partners’ interest in two of our Southern California urban joint ventures that experienced construction defect issues for aggregate consideration of approximately $85.3 million. The consideration for these buy-outs consisted of $79.0 million in payments made by us to satisfy the joint ventures’ indebtedness, $4.9 million in payments to be made to one partner during the 2007 fourth quarter and $1.4 million of other working capital obligations. We also purchased our partner’s interest in a Northern California joint venture during the 2007 second quarter for $3.0 million plus the repayment of $81.6 million of the joint venture’s indebtedness. In addition, we consolidated a Northern California joint venture as of September 30, 2007, in accordance with EITF 04-5 as a result of us revoking our partner’s voting rights for their failure to make required capital contributions (see Note 17 for further discussion).

10.	Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed was capitalized as goodwill in the accompanying condensed consolidated balance sheets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit. During the nine months ended September 30, 2007, we determined that the deteriorating housing market conditions in the San Antonio and Jacksonville markets were indicators of impairment. As a result of the changes in the market outlook and our near-term and long-term forecasts and expected returns, we recorded non-cash pretax goodwill impairment charges totaling $29.4 million to write-off the remaining goodwill balances for our San Antonio and Jacksonville divisions as the estimated fair values of these reporting units were less than their carrying values. These charges were included in other expense in the accompanying condensed consolidated statements of operations.

At September 30, 2007, we had a remaining goodwill balance of $71.9 million related to seven other reporting units.

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Income tax receivable	$75,884	$—
Property and equipment, net	19,021	21,482
Deferred compensation assets	17,270	16,186
Deferred debt issuance costs	17,216	10,215
Prepaid insurance	5,753	1,339
Other assets	5,881	9,997

Total homebuilding other assets	$141,025	$59,219

12.	Mortgage Loans Held for Investment

Loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity. Loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.

13.	Warranty Costs

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

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Warranty accrual, beginning of the period	$33,555	$29,903
Warranty costs accrued and other adjustments during the period	9,514	13,203
Warranty costs paid during the period	(9,829)	(12,769)

Warranty accrual, end of the period	$33,240	$30,337

14.	Revolving Credit Facility, Term Loans and Public Notes

On September 14, 2007, we amended our $1.1 billion revolving credit facility, $100 million Term Loan A, and $250 million Term Loan B (collectively, the “Credit Facilities”), to among other things, provide additional operating flexibility under the consolidated tangible net worth, minimum interest coverage and borrowing base covenants contained in these facilities. In connection with relaxing these covenants, we also agreed to an immediate reduction in the leverage covenant and an additional tightening of the leverage covenant over time. In addition, we reduced the total commitment available under our revolving facility from $1.1 billion to $900 million and the outstanding principal amount of the Term Loan B from $250 million to $225 million, making the combined commitments under these facilities more consistent with our anticipated reduced capital needs. These Credit Facilities are guaranteed by most of our wholly-owned subsidiaries other than our mortgage and title subsidiaries.

The financial covenants contained in the Credit Facilities, which are the most restrictive of all of our debt covenants, require us to, among other things, maintain a minimum level of stockholders’ equity, maintain a minimum interest coverage ratio, not exceed a debt to equity ratio and not exceed a maximum ratio of unsold land to net worth. These covenants as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the Credit Facilities and from other sources and also limit our investments in joint ventures. As of and for the nine months ended September 30, 2007, we were in compliance with the covenants of the Credit Facilities. At September 30, 2007, we had $597.9 million in borrowing capacity under our revolving credit facility’s borrowing base provision, of which $253.5 million was consumed by outstanding borrowings and $40.6 million by issued letters of credit. If the remaining $303.8 million available under the borrowing base as of September 30, 2007 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased. Interest rates charged under the Credit Facilities include LIBOR and prime rate pricing options.

We also have financial covenants under our senior and senior subordinated public notes which contain a leverage covenant, an interest coverage ratio covenant and a restricted payment covenant. We are required to comply with either the interest coverage ratio covenant or the leverage covenant, but we are not required to comply with both simultaneously. The restricted payment covenant limits, among other things, the amount of: (i) investments we can make to our unconsolidated joint ventures and unrestricted subsidiaries; (ii) stock repurchases we can make; and (iii) dividends we can pay. Restricted payments and net losses erode the restricted payment basket, while net income, proceeds from equity issuances, and distributions of income from unconsolidated joint ventures and unrestricted subsidiaries increase the restricted payment basket. The most restrictive restricted payment covenant is contained in the indenture governing our 9  1/4% senior subordinated notes due 2012. As of September 30, 2007, we would have been permitted to make an additional $388.2 million in restricted payments without violating this covenant.

15.	Senior Subordinated Convertible Notes

On September 28, 2007, we issued $100 million of 6% senior subordinated convertible notes (the “Notes”) due on October 1, 2012. In connection with this offering we also entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Notes to our common stock. Net proceeds from the offering were approximately $97.0 million after deducting underwriting fees, $9.1 million of which was used to fund the hedging transaction and the remainder of which was used to repay a portion of indebtedness outstanding under our revolving credit facility. The Notes are convertible into shares of our common stock at an initial conversion rate of 114.2857 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $8.75 per share), which is subject to adjustment in some events; provided that, as a result of the convertible note hedge transaction, we increased the effective conversion price to us from $8.75 per share to $10.85 per share. The Notes bear interest at 6% per annum and are payable semi-annually commencing April 1, 2008.

To facilitate transactions by which investors in the Notes may hedge their investments in such Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Notes offering, under which we agreed to loan to the share borrower up to 7,839,809 shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances. As of September 30, 2007 and October 1, 2007, 6,000,000 and 7,839,809, respectively, of these shares were outstanding under the share lending facility.

The share borrower will receive all of the proceeds from any sale by it of the borrowed shares of common stock. We received a nominal lending fee of $0.01 per share for each share of common stock that we lent pursuant to the share lending facility. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of our outstanding shares. However, because the share borrower must, on or about October 1, 2012, return to us all borrowed shares (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting our earnings per share in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

16.	Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in other comprehensive income (loss), net of tax, and recognized in the condensed consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedged accounting treatment.

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

In connection with the 6% convertible senior subordinated notes offering we entered into a convertible note hedge transaction that is intended to reduce the potential dilution to the holders of our common stock upon conversion of the convertible notes. The convertible note hedge will expire upon the earlier of (i) the last day on which any of the convertible notes remain outstanding and (ii) the second scheduled trading day immediately preceding the maturity date. Approximately $9.1 million of the net proceeds of the convertible notes offering was used to pay the cost of the convertible note hedge. The cost of this transaction, net of tax, was recorded in stockholders’ equity in our condensed consolidated balance sheets as of September 30, 2007.

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at September 30, 2007. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During the 2007 third quarter, we repaid $25 million of our Senior Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded an $872,000 expense during the three month period ended September 30, 2007 to other expense. Other than the ineffective portion of the Term Loan B described above, we believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no other portion of the accumulated other comprehensive income or loss will be reclassified into future earnings unless the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage.

The estimated fair value of the swaps at September 30, 2007 represented a liability of $11.4 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2007, we recorded a cumulative after-tax other comprehensive loss of $5.3 million and $1.4 million, respectively, relating to the swap agreements.

17.	Commitments and Contingencies

a.	Land Purchase and Option Agreement

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At September 30, 2007, we had cash deposits and letters of credit outstanding of approximately $14.2 million and capitalized preacquisition and other development and construction costs of approximately $16.5 million relating to land purchase contracts having a total remaining purchase price of approximately $97.7 million. Approximately $8.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

At September 30, 2007, we had cash deposits and letters of credit outstanding of approximately $33.2 million and capitalized preacquisition and other development and construction costs of approximately $7.0 million relating to option contracts having a total remaining purchase price of approximately $392.7 million. Approximately $80.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. For the three and nine month periods ended September 30, 2007, we incurred pretax charges of $6.5 million and $13.2 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered $27,000 and $2.0 million, respectively, related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the three and nine month periods ended September 30, 2006, we incurred pretax charges of $12.0 million and $28.3 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered $2.0 million related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other expense in the accompanying consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

b.	Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions
• establishing strategic alliances • leveraging our capital base
• expanding our market opportunities
• managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties from time to time. At September 30, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,028.1 million and equity that totaled $944.0 million.

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with the joint ventures’ borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At September 30, 2007, approximately $498.1 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $196.3 million we would be solely responsible for and $301.8 million which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document). To the extent that these credit enhancements have been provided to lenders who also participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings.

During the nine months ended September 30, 2007, we made aggregate additional capital contributions of approximately $32.5 million related to three of our Southern California joint ventures and our partners made aggregate additional capital contributions totaling approximately $25.3 million. We anticipate being required to make additional capital contributions and/or remargin payments with respect to other joint ventures, which we currently estimate to be in the range of $45 to $60 million based upon present asset values. We accrued the lower end of the range of this potential liability, which is included in accrued liabilities in our condensed consolidated balance sheet as of September 30, 2007. These amounts have also been reflected in our current cash flow projections, but do not reflect the potential impact of any further reductions in asset values which may continue until market conditions stabilize.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At September 30, 2007, our joint ventures had approximately $83.4 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

c.	Surety Bonds

We issue surety bonds to third parties in the normal course of business to ensure completion of the infrastructure of our projects. At September 30, 2007, we had approximately $537.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures).

d.	Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $43.4 million at September 30, 2007 and carried a weighted average interest rate of approximately 6.2% percent. Interest rate risks related to these obligations are generally mitigated by Standard Pacific Mortgage preselling the loans to third party investors or through its interest rate hedging program. As of September 30, 2007, Standard Pacific Mortgage had approximately $63.0 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, of which approximately $63.0 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of September 30, 2007, Standard Pacific Mortgage held approximately $61.4 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

During the three months ended September 30, 2007, we entered into forward commitments for mortgage products with third party investors totaling $195 million. These forward commitments allow us to lock in mortgage rates and prices for a specified period of time on specified products being sold by Standard Pacific Mortgage prior to the origination date. At September 30, 2007, our remaining forward commitments with third party investors was $167.3 million.

18.	Income Tax Uncertainties

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

As of September 30, 2007, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2003 through 2006. There were no significant changes in the accrued liability related to uncertain tax positions during the three and nine months ended September 30, 2007, nor do we anticipate significant changes during the next 12-month period.

19.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact of adopting SFAS 157 on our financial condition and results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS 159 on our financial condition and results of operations.

20.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$104,341	$94,392
Income taxes	$13,899	$211,836
Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$45,711	$15,915
Increase in inventory in connection with consolidation of joint venture	$64,268	$—
Increase in investments in and advances to unconsolidated joint ventures related to accrued joint venture loan-to-value remargin obligations	$45,000	$—
Underwriting discount capitalized in connection with issuance of senior subordinated convertible notes	$3,000	$—
Increase in trust deed notes payable in connection with consolidation of joint venture	$66,166	$—
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$14,079	$—
Changes in inventories not owned	$64,084	$202,202
Changes in liabilities from inventories not owned	$39,098	$66,896
Changes in minority interests	$24,986	$269,098

21.	Supplemental Guarantor Information

Our 100% owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other subsidiaries (collectively, “Non-Guarantor Subsidiaries”), guarantee our outstanding senior and senior subordinated public notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidating financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$304,117	$371,393	$—	$—	$675,510
Cost of sales	(347,773)	(379,465)	—	—	(727,238)

Gross margin	(43,656)	(8,072)	—	—	(51,728)

Selling, general and administrative expenses	(47,541)	(51,917)	—	—	(99,458)
Income (loss) from unconsolidated joint ventures	(39,254)	554	—	—	(38,700)
Equity income (loss) of subsidiaries	(39,729)	—	—	39,729	—
Other income (expense)	(4,456)	96	—	—	(4,360)

Homebuilding pretax income (loss)	(174,636)	(59,339)	—	39,729	(194,246)

Financial Services:
Revenues	—	—	2,336	—	2,336
Expenses	—	—	(3,593)	—	(3,593)
Income from unconsolidated joint ventures	—	248	—	—	248
Other income (expense)	(195)	210	195	—	210

Financial services pretax income (loss)	(195)	458	(1,062)	—	(799)

Income (loss) before taxes	(174,831)	(58,881)	(1,062)	39,729	(195,045)
(Provision) benefit for income taxes	55,165	19,926	288	—	75,379

Net income (loss)	$(119,666)	$(38,955)	$(774)	$39,729	$(119,666)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$372,356	$461,757	$—	$—	$834,113
Cost of sales	(318,258)	(356,913)	—	—	(675,171)

Gross margin	54,098	104,844	—	—	158,942

Selling, general and administrative expenses	(48,800)	(62,649)	—	—	(111,449)
Income from unconsolidated joint ventures	2,006	3,147	—	—	5,153
Equity income of subsidiaries	30,396	—	—	(30,396)	—
Other income (expense)	(4,275)	(2,526)	—	—	(6,801)

Homebuilding pretax income	33,425	42,816	—	(30,396)	45,845

Financial Services:
Revenues	—	—	5,726	—	5,726
Expenses	—	—	(4,845)	—	(4,845)
Income from unconsolidated joint ventures	—	394	—	—	394
Other income (expense)	(275)	299	275	—	299

Financial services pretax income (loss)	(275)	693	1,156	—	1,574

Income before taxes	33,150	43,509	1,156	(30,396)	47,419
Provision for income taxes	(2,303)	(13,916)	(353)	—	(16,572)

Net income	$30,847	$29,593	$803	$(30,396)	$30,847

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$875,606	$1,193,073	$—	$—	$2,068,679
Cost of sales	(950,647)	(1,198,890)	—	—	(2,149,537)

Gross margin	(75,041)	(5,817)	—	—	(80,858)

Selling, general and administrative expenses	(132,875)	(164,489)	—	—	(297,364)
Income (loss) from unconsolidated joint ventures	(128,596)	9,182	—	—	(119,414)
Equity income (loss) of subsidiaries	(124,430)	—	—	124,430	—
Other income (expense)	(3,185)	(31,071)	—	—	(34,256)

Homebuilding pretax income (loss)	(464,127)	(192,195)	—	124,430	(531,892)

Financial Services:
Revenues	—	—	12,015	—	12,015
Expenses	—	—	(11,923)	—	(11,923)
Income from unconsolidated joint ventures	—	780	—	—	780
Other income (expense)	(646)	690	646	—	690

Financial services pretax income (loss)	(646)	1,470	738	—	1,562

Income (loss) before taxes	(464,773)	(190,725)	738	124,430	(530,330)
(Provision) benefit for income taxes	138,397	65,813	(256)	—	203,954

Net income (loss)	$(326,376)	$(124,912)	$482	$124,430	$(326,376)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
			(Dollars in thousands)
Homebuilding:
Revenues	$1,314,933	$1,402,079	$—	$—	$2,717,012
Cost of sales	(986,961)	(1,039,239)	—	—	(2,026,200)

Gross margin	327,972	362,840	—	—	690,812

Selling, general and administrative expenses	(162,528)	(187,296)	—	—	(349,824)
Income from unconsolidated joint ventures	11,419	19,478	—	—	30,897
Equity income of subsidiaries	133,703	—	—	(133,703)	—
Other income (expense)	(19,061)	(242)	—	—	(19,303)

Homebuilding pretax income	291,505	194,780	—	(133,703)	352,582

Financial Services:
Revenues	—	—	15,519	—	15,519
Expenses	—	—	(13,957)	—	(13,957)
Income from unconsolidated joint ventures	—	1,435	—	—	1,435
Other income (expense)	(809)	950	809	—	950

Financial services pretax income (loss)	(809)	2,385	2,371	—	3,947

Income before taxes	290,696	197,165	2,371	(133,703)	356,529
Provision for income taxes	(68,597)	(65,190)	(643)	—	(134,430)

Net income	$222,099	$131,975	$1,728	$(133,703)	$222,099

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$489	$896	$3,700	$—	$5,085
Trade and other receivables	700,296	27,431	4,077	(655,516)	76,288
Inventories:
Owned	1,287,240	1,381,910	161,438	—	2,830,588
Not owned	32,020	92,315	—	—	124,335
Investments in and advances to unconsolidated joint ventures	160,416	167,352	—	—	327,768
Investments in subsidiaries	1,054,663	—	—	(1,054,663)	—
Deferred income taxes	329,536	—	—	696	330,232
Goodwill and other intangibles	2,691	69,877	—	—	72,568
Other assets	145,482	12,046	12	(16,515)	141,025

	3,712,833	1,751,827	169,227	(1,725,998)	3,907,889

Financial Services:
Cash and equivalents	—	—	21,822	—	21,822
Mortgage loans held for sale	—	—	78,204	—	78,204
Mortgage loans held for investment	—	—	10,471	—	10,471
Other assets	—	—	12,248	(696)	11,552

	—	—	122,745	(696)	122,049

Total Assets	$3,712,833	$1,751,827	$291,972	$(1,726,694)	$4,029,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$68,079	$46,278	$2,011	$—	116,368
Accrued liabilities	239,134	696,922	625	(655,516)	281,165
Liabilities from inventories not owned	12,691	31,360	—	—	44,051
Revolving credit facility	253,500	—	—	—	253,500
Trust deed and other notes payable	27,419	4,756	66,166	—	98,341
Senior notes payable	1,424,318	—	—	—	1,424,318
Senior subordinated notes payable	249,319	—	—	—	249,319

	2,274,460	779,316	68,802	(655,516)	2,467,062

Financial Services:
Accounts payable and other liabilities	—	—	8,304	(4,380)	3,924
Mortgage credit facilities	—	—	95,298	(12,135)	83,163

	—	—	103,602	(16,515)	87,087

Total Liabilities	2,274,460	779,316	172,404	(672,031)	2,554,149

Minority Interests	6,885	37,416	—	—	44,301
Stockholders’ Equity:
Total Stockholders’ Equity	1,431,488	935,095	119,568	(1,054,663)	1,431,488

Total Liabilities and Stockholders’ Equity	$3,712,833	$1,751,827	$291,972	$(1,726,694)	$4,029,938

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$16,349	$1,020	$7	$—	$17,376
Trade and other receivables	1,019,404	37,946	3,771	(983,396)	77,725
Inventories:
Owned	1,528,794	1,707,133	32,861	—	3,268,788
Not owned	93,819	109,378	—	—	203,197
Investments in and advances to unconsolidated joint ventures	176,779	133,920	—	—	310,699
Investments in subsidiaries	991,444	—	—	(991,444)	—
Deferred income taxes	184,424	—	—	844	185,268
Goodwill and other intangibles	2,691	99,933	—	—	102,624
Other assets	42,497	16,710	12	—	59,219

	4,056,201	2,106,040	36,651	(1,973,996)	4,224,896

Financial Services:
Cash and equivalents	—	—	14,727	—	14,727
Mortgage loans held for sale	—	—	254,958	—	254,958
Other assets	—	—	9,204	(844)	8,360

	—	—	278,889	(844)	278,045

Total Assets	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$67,727	$41,716	$1	$—	$109,444
Accrued liabilities	223,585	1,003,374	37,342	(983,396)	280,905
Liabilities from inventories not owned	46,119	37,030	—	—	83,149
Revolving credit facility	289,500	—	—	—	289,500
Trust deed and other notes payable	44,765	7,733	—	—	52,498
Senior notes payable	1,449,245	—	—	—	1,449,245
Senior subordinated notes payable	149,232	—	—	—	149,232

	2,270,173	1,089,853	37,343	(983,396)	2,413,973

Financial Services:
Accounts payable and other liabilities	—	—	4,404	—	4,404
Mortgage credit facilities	—	—	250,907	—	250,907

	—	—	255,311	—	255,311

Total Liabilities	2,270,173	1,089,853	292,654	(983,396)	2,669,284

Minority Interests	21,658	47,629	—	—	69,287
Stockholders’ Equity:
Total Stockholders’ Equity	1,764,370	968,558	22,886	(991,444)	1,764,370

Total Liabilities and Stockholders’ Equity	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$85,056	$36,565	$173,819	$12,135	$307,575

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(2,883)	—	—	—	(2,883)
Investments in and advances to unconsolidated homebuilding joint ventures	(167,104)	(43,536)	—	—	(210,640)
Mortgage loans held for investment	—	—	(4,723)	—	(4,723)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	54,157	11,344	—	—	65,501
Net additions to property and equipment	(1,139)	(1,520)	(2,699)	—	(5,358)

Net cash provided by (used in) investing activities	(116,969)	(33,712)	(7,422)	—	(158,103)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(36,000)	—	—	—	(36,000)
Principal payments on trust deed and other notes payable	(5,625)	(2,977)	—	—	(8,602)
Principal payments on senior notes payable	(25,000)	—	—	—	(25,000)
Proceeds from the issuance of senior subordinated convertible notes	97,000	—	—	—	97,000
Purchase of senior subordinated convertible note hedge	(9,120)	—	—	—	(9,120)
Net payments on mortgage credit facilities	—	—	(155,609)	(12,135)	(167,744)
Excess tax benefits from share-based payment arrangements	1,555	—	—	—	1,555
Dividends paid	(7,778)	—	—	—	(7,778)
Repurchases of common stock	(2,901)	—	—	—	(2,901)
Proceeds from the issuance of common stock under share lending facility	60	—	—	—	60
Proceeds from the exercise of stock options	3,862	—	—	—	3,862

Net cash provided by (used in) financing activities	16,053	(2,977)	(155,609)	(12,135)	(154,668)

Net increase (decrease) in cash and equivalents	(15,860)	(124)	10,788	—	(5,196)
Cash and equivalents at beginning of period	16,349	1,020	14,734	—	32,103

Cash and equivalents at end of period	$489	$896	$25,522	$—	$26,907

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(603,974)	$71,827	$25,360	$—	$(506,787)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,530)	—	—	—	(7,530)
Investments in and advances to unconsolidated homebuilding joint ventures	(129,754)	(43,956)	—	—	(173,710)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	81,736	1,049	—	—	82,785
Net additions to property and equipment	(4,688)	(5,037)	(460)	—	(10,185)

Net cash used in investing activities	(60,236)	(47,944)	(460)	—	(108,640)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	410,700	—	—	—	410,700
Principal payments on trust deed and other notes payable	(1,550)	(24,347)	—	—	(25,897)
Proceeds from senior notes	350,000	—	—	—	350,000
Net payments on mortgage credit facilities	—	—	(27,534)	—	(27,534)
Excess tax benefits from share-based payment arrangements	2,546	—	—	—	2,546
Dividends paid	(7,915)	—	—	—	(7,915)
Repurchases of common stock	(104,705)	—	—	—	(104,705)
Proceeds from the exercise of stock options	1,987	—	—	—	1,987

Net cash provided by (used in) financing activities	651,063	(24,347)	(27,534)	—	599,182

Net decrease in cash and equivalents	(13,147)	(464)	(2,634)	—	(16,245)
Cash and equivalents at beginning of period	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of period	$3,764	$1,443	$7,171	$—	$12,378

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$618,246	$828,398	(25%)	$1,875,023	$2,704,836	(31%)
Land sale revenues	57,264	5,715	902%	193,656	12,176	1,490%

Total revenues	675,510	834,113	(19%)	2,068,679	2,717,012	(24%)

Cost of home sales	(612,902)	(669,579)	(8%)	(1,834,231)	(2,010,976)	(9%)
Cost of land sales	(114,336)	(5,592)	1,945%	(315,306)	(15,224)	1,971%

Total cost of sales	(727,238)	(675,171)	8%	(2,149,537)	(2,026,200)	6%

Gross margin	(51,728)	158,942	(133%)	(80,858)	690,812	(112%)

Gross margin percentage	(7.7%)	19.1%		(3.9%)	25.4%

Selling, general and administrative expenses	(99,458)	(111,449)	(11%)	(297,364)	(349,824)	(15%)
Income (loss) from unconsolidated joint ventures	(38,700)	5,153	(851%)	(119,414)	30,897	(486%)
Other expense	(4,360)	(6,801)	(36%)	(34,256)	(19,303)	77%

Homebuilding pretax income (loss)	(194,246)	45,845	(524%)	(531,892)	352,582	(251%)

Financial Services:
Revenues	2,336	5,726	(59%)	12,015	15,519	(23%)
Expenses	(3,593)	(4,845)	(26%)	(11,923)	(13,957)	(15%)
Income from unconsolidated joint ventures	248	394	(37%)	780	1,435	(46%)
Other income	210	299	(30%)	690	950	(27%)

Financial services pretax income (loss)	(799)	1,574	(151%)	1,562	3,947	(60%)

Income (loss) before taxes	(195,045)	47,419	(511%)	(530,330)	356,529	(249%)
(Provision) benefit for income taxes	75,379	(16,572)	(555%)	203,954	(134,430)	(252%)

Net income (loss)	$(119,666)	$30,847	(488%)	$(326,376)	$222,099	(247%)

Earnings (Loss) Per Share:
Basic	$(1.85)	$0.48	(485%)	$(5.04)	$3.39	(249%)
Diluted	$(1.85)	$0.47	(494%)	$(5.04)	$3.31	(252%)
Net cash provided by (used in) operating activities	$(18,479)	$(146,136)	87%	$307,575	$(506,787)	161%
Net cash provided by (used in) investing activities	$(34,614)	$(30,161)	(15%)	$(158,103)	$(108,640)	(46%)
Net cash provided by (used in) financing activities	$57,662	$172,929	(67%)	$(154,668)	$599,182	(126%)
Adjusted Homebuilding EBITDA(1)	$63,742	$139,063	(54%)	$220,610	$540,524	(59%)

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) non-cash impairment charges, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income (loss) from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(18,479)	$(146,136)	$307,575	$(506,787)
Add:
Provision (benefit) for income taxes	(75,379)	16,572	(203,954)	134,430
Expensing of previously capitalized interest included in cost of sales	26,384	20,802	75,845	55,176
Excess tax benefits from share-based payment arrangements	28	14	1,498	2,440
Less:
Income (loss) from financial services subsidiary	(1,257)	881	92	1,562
Depreciation and amortization from financial services subsidiary	182	147	464	430
Net changes in operating assets and liabilities:
Trade and other receivables	40,527	8,551	647	(17,683)
Mortgage loans held for sale	4,416	11,861	(171,006)	(25,130)
Inventories-owned	57,908	223,418	(40,959)	876,871
Inventories-not owned	(4,744)	(23,185)	(9,665)	(76,899)
Deferred income taxes	41,438	5,858	141,498	6,409
Other assets	37,908	21,577	81,935	30,626
Accounts payable	(35,145)	(2,884)	(4,769)	9,667
Accrued liabilities	(12,195)	3,643	42,521	53,396

Adjusted Homebuilding EBITDA	$63,742	$139,063	$220,610	$540,524

Three and Nine Month Periods Ended September 30, 2007 Compared to Three and Nine Month Periods Ended September 30, 2006

Overview

During the third quarter of 2007, our operations continued to be impacted by weak housing demand in most of the major housing markets across the country. The decline in demand throughout 2006 and into 2007 led to significant home price reductions and incentives to move inventory which eroded our margins and triggered asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, higher interest rates for variable rate loans, a tightening of lending standards, a reduced availability of alternative mortgage products, growing levels of both new and existing housing inventory levels and weaker homebuyer confidence. These conditions contributed to slower sales rates, high levels of cancellations and a reduction in home prices. While our sales cancellation rates for 2007 were lower than the historically high levels experienced during the last two quarters of 2006, we have seen our cancellation rates gradually increase over the last three quarters of 2007 and we continue to face the difficult housing market challenges discussed above.

As demand in our markets decreased and our volumes slowed during 2006, we implemented a plan to adjust our operating strategy, transitioning from a focus on growth and diversification to an emphasis on generating positive cash flow, strengthening our balance sheet and improving our liquidity. As part of this strategy, we are focusing on the following:

•	continuing to reduce the level of investment in our homebuilding inventories, including a meaningful reduction in the allocation of capital to land acquisitions, using the cash to pay down debt;

•	carefully managing our speculative starts and the timing of our new community openings to better align production with sales;

•	continuing to refine our pricing strategy to find the right balance between margins, volume and cash flow generation; and

•	making the necessary adjustments in our headcount and overhead structure to reduce the size of the organization to respond to lower volume levels in the near term.

We believe that these measures will result in the generation of positive cash flow in 2007 which will be used to pay down our debt and strengthen our financial position. During the last twelve months ended September 30, 2007, we generated positive cash flows and reduced our level of consolidated homebuilding unsecured debt by approximately $265 million.

For the 2007 third quarter we generated a net loss of $119.7 million, or ($1.85) per diluted share, compared to net income of $30.8 million, or $0.47 per diluted share, for the year earlier period. The decrease in net income was driven primarily by a $240.1 million decrease in homebuilding pretax income to a loss of $194.2 million. For the nine months ended September 30, 2007, we generated a net loss of $326.4 million, or ($5.04) per diluted share, compared to net income of $222.1 million, or $3.31 per diluted share, for the year earlier period. The decrease in net income was driven primarily by an $884.5 million decrease in homebuilding pretax income to a loss of $531.9 million. Our results for the three and nine months ended September 30, 2007 included non-cash pretax inventory impairment charges totaling $223.5 million and $659.2 million, or ($2.12) and ($6.26) per diluted share after tax, respectively, which is discussed in more detail below.

Homebuilding

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$304,117	$372,357	(18%)	$881,590	$1,315,642	(33%)
Southwest	218,931	240,838	(9%)	740,753	699,395	6%
Southeast	152,462	220,918	(31%)	446,336	701,975	(36%)

Total homebuilding revenues	$675,510	$834,113	(19%)	$2,068,679	$2,717,012	(24%)

Homebuilding pretax income (loss):
California	$(131,723)	$11,763	(1,220%)	$(327,518)	$199,356	(264%)
Southwest	(15,705)	13,304	(218%)	(122,917)	60,267	(304%)
Southeast	(45,677)	21,418	(313%)	(77,121)	103,844	(174%)
Corporate	(1,141)	(640)	(78%)	(4,336)	(10,885)	60%

Total homebuilding pretax income (loss)	$(194,246)	$45,845	(524%)	$(531,892)	$352,582	(251%)

Homebuilding pretax income (loss) includes the following non-cash pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Homebuilding non-cash pretax impairment charges:
California	$147,321	$40,325	$381,486	$60,330
Southwest	21,880	6,864	164,246	6,988
Southeast	54,292	11,489	113,455	12,539

Total homebuilding non-cash pretax impairment charges	$223,493	$58,678	$659,187	$79,857

Homebuilding pretax income for the 2007 third quarter decreased 524% to a $194.2 million pretax loss compared to pretax income of $45.8 million in the year earlier period. The decrease in pretax income was driven by a 19% decrease in homebuilding revenues to $675.5 million, a negative 7.7% homebuilding gross margin percentage and a $43.9 million decrease in joint venture income (to a loss of $38.7 million), which was partially offset by a $12.0 million decrease in the absolute level of our selling, general and administrative (“SG&A”) expenses and a $2.4 million decrease in other expense. Our homebuilding operations for the 2007 third quarter included the following non-cash pretax charges: a $175.2 million inventory impairment charge; a $41.8 million charge related to our share of joint venture inventory impairments; and a $6.5 million charge related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects. The inventory impairment charge was included in cost of sales, the joint venture charge was included in income (loss) from unconsolidated joint ventures, and the land deposit and capitalized preacquisition cost write-offs and the goodwill impairment charge were included in other expense for the quarter.

For the nine months ended September 30, 2007, homebuilding pretax income decreased 251% to a $531.9 million pretax loss compared to $352.6 million of pretax income in the year earlier period. The decrease in pretax income was driven by a 24% decrease in homebuilding revenues to $2,068.7 million, a negative 3.9% homebuilding gross margin percentage, a $150.3 million decrease in joint venture income and a $15.0 million increase in other expense, which was offset in part by a $52.5 million decrease in SG&A expenses. Our homebuilding operations for the nine months ended September 30, 2007 included the following non-cash pretax charges: a $484.6 million inventory impairment charge; a $134.0 million charge related to our share of joint venture inventory impairments; an $11.2 million charge related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects; and a $29.4 million goodwill impairment charge. The inventory impairment charge was included in cost of sales, the joint venture charge was included in income (loss) from unconsolidated joint ventures, and the land deposit and capitalized preacquisition cost write-offs and the goodwill impairment charge were included in other expense.

The 19% decrease in homebuilding revenues for the 2007 third quarter was primarily attributable to a 25% decrease in new home deliveries (exclusive of joint ventures) and a 1% decrease in our consolidated average home price to $364,000. These decreases were partially offset by a $51.5 million year-over-year increase in land sale revenues. Land sales totaled $57.3 million for the 2007 third quarter and represented the sale of approximately 1,500 lots. Homebuilding revenues for the nine months ended September 30, 2007 decreased 24% and was driven by a 29% decrease in new home deliveries (exclusive of joint ventures), a 2% decrease in our consolidated average home price to $358,000 and was partially offset by a $181.5 million increase in revenues from land sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
New homes delivered:
Southern California	294	396	(26%)	764	1,373	(44%)
Northern California	172	109	58%	452	454	0%

Total California	466	505	(8%)	1,216	1,827	(33%)

Arizona	247	362	(32%)	995	996	0%
Texas	338	440	(23%)	1,085	1,446	(25%)
Colorado	89	102	(13%)	270	362	(25%)
Nevada	27	—	—	43	—	—

Total Southwest	701	904	(22%)	2,393	2,804	(15%)

Florida	305	583	(48%)	1,015	2,056	(51%)
Carolinas	225	262	(14%)	613	717	(15%)

Total Southeast	530	845	(37%)	1,628	2,773	(41%)

Consolidated total	1,697	2,254	(25%)	5,237	7,404	(29%)

Unconsolidated joint ventures(1):
Southern California	79	1	7,800%	202	44	359%
Northern California	35	29	21%	82	69	19%
Arizona	—	9	(100%)	4	20	(80%)
Illinois	4	1	300%	25	1	2,400%

Total unconsolidated joint ventures	118	40	195%	313	134	134%

Total (including joint ventures)(1)	1,815	2,294	(21%)	5,550	7,538	(26%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

In California, consolidated new home deliveries (exclusive of joint ventures) decreased 8% during the 2007 third quarter as compared to the prior year period. Deliveries were off 26% in Southern California reflecting the slowdown in order activity experienced throughout the latter half of 2006 and into 2007. While still at depressed levels, deliveries increased 58% in Northern California and were driven by an increase in order trends in the first three quarters of 2007 as compared to the year earlier period.

In the Southwest, new home deliveries (exclusive of joint venture) decreased 22% in the third quarter of 2007 compared to the year earlier period. Deliveries in Arizona during the 2007 third quarter decreased 32% from the 2006 third quarter reflecting the decrease in order activity in the latter half of 2006 and into 2007, coupled with a sharp increase in our cancellation rate in the state throughout most of 2006. New home deliveries were down 23% in Texas, driven primarily by a significant drop in demand in San Antonio and Dallas, which was partially offset by an increase in deliveries from our Austin operations. In Colorado, deliveries were off 13% for the 2007 third quarter in what has continued to be a challenging housing market.

New home deliveries in our Southeast region (exclusive of joint ventures) decreased 37% during the 2007 third quarter compared to the year earlier period. This decrease was primarily due to a 48% year-over-year decline in Florida deliveries due to weaker housing demand which began last year combined with an increase in our cancellation rate in the state over the same period. In the Carolinas, deliveries were off 14% from the year earlier period driven by a decrease in deliveries in both our Raleigh and Charlotte operations as compared to the year earlier period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Average selling prices of homes delivered:
Southern California	$711,000	$747,000	(5%)	$722,000	$712,000	1%
Northern California	483,000	701,000	(31%)	532,000	746,000	(29%)

Total California	627,000	737,000	(15%)	651,000	720,000	(10%)

Arizona	290,000	305,000	(5%)	313,000	295,000	6%
Texas	226,000	210,000	8%	223,000	197,000	13%
Colorado	364,000	320,000	14%	349,000	312,000	12%
Nevada	299,000	—	—	320,000	—	—

Total Southwest	269,000	261,000	3%	276,000	247,000	12%

Florida	274,000	289,000	(5%)	276,000	274,000	1%
Carolinas	241,000	199,000	21%	230,000	188,000	22%

Total Southeast	260,000	261,000	0%	259,000	251,000	3%

Consolidated (excluding joint ventures)	364,000	368,000	(1%)	358,000	365,000	(2%)
Unconsolidated joint ventures(1)	558,000	616,000	(9%)	509,000	736,000	(31%)

Total (including joint ventures)(1)	$377,000	$372,000	1%	$367,000	$372,000	(1%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2007 third quarter, our consolidated average home price decreased 1% to $364,000 (excluding joint ventures) compared to the year earlier period. The overall decrease was primarily due to changes in our geographic mix in deliveries combined with an increase in the level of incentives and discounts required to sell homes in California, Florida and Arizona.

Our average home price in California for the 2007 third quarter decreased 15% from the year earlier period driven by the increased use of incentives and discounts and the following regional changes. The average home price in Southern California was off 5% during the 2007 third quarter primarily due to increased incentives and discounts utilized throughout the region to stimulate sales. This decrease was offset in part by a slightly higher proportion of deliveries generated from our Orange County division, which generally delivers more expensive homes (including the delivery of three homes during the 2007 third quarter from its exclusive coastal project where sales prices were in the $6 to $8 million range). In Northern California, the average home price was down 31% as a result of the increased level of incentives and discounts used to sell homes combined with delivering a greater proportion of homes from our more affordable Sacramento and Central Valley markets.

In the Southwest, our average home price for the 2007 third quarter increased 3% over the year earlier period. Our average price in Arizona decreased 5% year-over-year reflecting increased incentives offset in part by a shift in our product mix. The 8% increase in our average price in Texas primarily reflected a significant decline in deliveries from our San Antonio operation, where our homes are generally more affordable than our Dallas and Austin operations.

Our average home price for the 2007 third quarter in the Southeast was flat year-over-year. In Florida, our 2007 third quarter average sales price was down 5% from the year ago period and primarily reflected the increase in the level of incentives and discounts used to sell homes across all of our Florida markets, offset in part by a geographic and product mix shift within the state. Our average price for the 2007 third quarter was up 21% in the Carolinas from the year earlier period and primarily reflected a change in product mix towards larger, more expensive homes in both of our markets in the state as well as moderate price appreciation.

Gross Margin

Our 2007 third quarter homebuilding gross margin percentage was down year-over-year to a negative 7.7% from 19.1% in the prior year. For the three months ended September 30, 2007, we reviewed a total of 398 projects for impairments (which represented all of our projects at quarter end) and recorded impairments for 52 projects totaling $175.2 million, of which $119.6 million related to land under development and homes completed and under construction and $55.6 million related to land that has been or is intended to be sold to third parties. These impairments related primarily to projects located in California, Florida and Arizona and to a lesser degree Texas and Colorado. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the nine months ended September 30, 2007 were approximately 10% to 12%, with discount rates in the 15% to 23% range. Our gross margin from home sales was $5.3 million, or 0.9%, for the 2007 third quarter versus $158.8 million, or 19.2%, for the year earlier period. Excluding housing inventory impairment charges of $119.6 million and $47.7 million, respectively, for the three months ended September 30, 2007 and 2006, our 2007 third quarter gross margin percentage from home sales would have been 20.2% versus 24.9% in the year earlier period. The 470 basis point decrease in the year-over-year as adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida. The lower gross margins in these markets were driven by increased incentives and discounts resulting from weakening demand during last year and this year related to decreased affordability, more limited availability of mortgage credit, and an increased number of communities and completed and existing homes available for sale in the marketplace. These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

SG&A Expenses

Our SG&A expense rate (including corporate G&A) for the 2007 third quarter increased 130 basis points to 14.7% of homebuilding revenues compared to 13.4% for the same period last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to a higher level of sales and marketing costs as a percentage of revenues, particularly advertising expenses and co-broker commissions, as a result of our focus on generating sales in these challenging market conditions. These increases were partially offset by an absolute decrease in our G&A expenses. The decrease in our G&A expenses was principally due to a reduction in staff to better align our overhead with the weaker housing market combined with a decrease in incentive-based compensation.

Unconsolidated Joint Ventures

We recognized a $38.7 million loss from unconsolidated joint ventures during the 2007 third quarter compared to income of $5.2 million in the year earlier period. The loss in the 2007 third quarter reflected a $41.8 million pretax charge related to our share of joint venture inventory impairments related to 12 projects located primarily in California. Excluding the impairment charges, we generated joint venture income of $3.1 million for the 2007 third quarter of which approximately $0.6 million was generated from profits related to land sales while approximately $2.5 million was generated from new home deliveries. Deliveries from our unconsolidated homebuilding joint ventures totaled 118 new homes in the 2007 third quarter versus 40 last year. The operating results of our unconsolidated joint ventures were also adversely impacted by lower gross margins driven by increased incentives and discounts as a result of the weaker housing market conditions described above.

Other Expense

Included in other expense for the three months ended September 30, 2007 and 2006 are pretax charges of approximately $6.5 million and $10.0 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. For the nine months ended September 30, 2007 and 2006, other expense included $11.2 million and $26.3 million, respectively, related to the write-off of land option deposits and preacquisition costs. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions and any decision to abandon additional land purchase transactions could lead to further deposit and capitalized preacquisition cost write-offs.

In addition, other expense also includes $29.4 million in goodwill impairment charges related to our Jacksonville and San Antonio operations. We performed a detailed review of these two reporting units as there were indicators of impairments such as a general deterioration in the local housing markets in which they operate and a significant reduction in their projected delivery volume and operating income levels. For the twelve month period ended September 30, 2007, a total of $48.9 million (related to five reporting units) of goodwill impairments had been recorded, resulting in the complete write-off of goodwill for five reporting units. At September 30, 2007, we had a remaining goodwill balance of $71.9 million related to seven other reporting units.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Net new orders(1):
Southern California	356	190	87%	1,134	953	19%
Northern California	164	62	165%	587	293	100%

Total California	520	252	106%	1,721	1,246	38%

Arizona	196	128	53%	659	799	(18%)
Texas	274	321	(15%)	988	1,418	(30%)
Colorado	79	60	32%	314	332	(5%)
Nevada	30	4	650%	71	4	1,675%

Total Southwest	579	513	13%	2,032	2,553	(20%)

Florida	174	203	(14%)	664	999	(34%)
Carolinas	201	232	(13%)	714	756	(6%)

Total Southeast	375	435	(14%)	1,378	1,755	(21%)

Consolidated total	1,474	1,200	23%	5,131	5,554	(8%)

Unconsolidated joint ventures(2):
Southern California	108	6	1,700%	334	62	439%
Northern California	22	24	(8%)	101	78	29%
Arizona	3	—	—	2	—	—
Illinois	3	10	(70%)	16	25	(36%)

Total unconsolidated joint ventures	136	40	240%	453	165	175%

Total (including joint ventures)(2)	1,610	1,240	30%	5,584	5,719	(2%)

Average number of selling communities during the period:
Southern California	41	37	11%	38	35	9%
Northern California	26	20	30%	25	17	47%

Total California	67	57	18%	63	52	21%

Arizona	24	29	(17%)	25	28	(11%)
Texas	43	37	16%	43	38	13%
Colorado	11	15	(27%)	12	13	(8%)
Nevada	4	1	300%	4	—	—

Total Southwest	82	82	0%	84	79	6%

Florida	47	50	(6%)	46	48	(4%)
Carolinas	31	20	55%	26	19	37%

Total Southeast	78	70	11%	72	67	7%

Consolidated total	227	209	9%	219	198	11%

Unconsolidated joint ventures(2):
Southern California	16	4	300%	13	2	550%
Northern California	8	6	33%	7	5	40%
Illinois	2	1	100%	2	1	100%

Total unconsolidated joint ventures	26	11	136%	22	8	175%

Total (including joint ventures)(2)	253	220	15%	241	206	17%

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders companywide (excluding joint ventures) for the 2007 third quarter increased 23% to 1,474 new homes. Our consolidated cancellation rate for the 2007 third quarter was 34% compared to 50% in the 2006 third quarter and 28% in the 2007 second quarter, while our cancellation rate as a percentage of beginning backlog for the 2007 third quarter was 28% compared to 22% in the year earlier period. While net new orders were up year over year, last year’s third quarter levels were down 58% compared to the 2005 third quarter. The overall increase in net new orders resulted primarily from an increase in orders in California and Arizona and to a lesser extent, nominal increases in Colorado and Nevada. These increases were partially offset by order decreases in Florida, Texas and the Carolinas. Despite the positive comparisons in some of our markets, our absolute sales absorption rates continue to reflect difficult housing conditions in most of our markets, resulting from reduced housing affordability, higher mortgage interest rates, and the growing levels of completed new and existing homes available for sale. These conditions were exacerbated further during the 2007 third quarter as a result of the increased tightening of available mortgage credit for homebuyers, including increasing pricing for jumbo loans and the substantial reduction in availability of “Alt-A” mortgage products. All of these conditions have contributed to an erosion of homebuyer confidence.

Net new orders in California (excluding joint ventures) for the 2007 third quarter increased 106% from the 2006 third quarter on an 18% higher community count. Net new home orders were up 87% year-over-year in Southern California on an 11% higher average community count. The increase was primarily due to additional incentives and more aggressive marketing strategies. The region’s 2007 third quarter cancellation rate, while down from 57% a year ago, increased to 34% from 28% in the 2007 second quarter, driven by increases in our Orange County and Inland Empire cancellation rates. Net new orders were up 165% year-over-year in Northern California on a 30% higher community count. While conditions remain challenging in our Northern California divisions, improved sales year-over-year are a result of our focus on increasing traffic and orders through a more competitive pricing strategy. Our cancellation rate of 35% for the 2007 third quarter was down from 53% in the year earlier period but up from the 25% rate in the 2007 second quarter.

Net new orders in the Southwest (excluding joint ventures) for the 2007 third quarter were up 13% year-over-year. In Arizona, net new home orders were up 53% on a 17% lower average community count. Despite the increase in net new orders in Arizona, which was largely the result of a decrease in the level of cancellations in the 2007 third quarter as compared to the year earlier period, the Phoenix and Tucson markets continue to experience weak demand for new and existing homes. In addition, our cancellation rate in Phoenix, while down sharply from the 2006 third quarter rate of 70%, still remains high relative to historical levels at 36% for the 2007 third quarter. In Texas, net new orders were down 15% on a 16% higher average community count. This decline was primarily due to the continued deterioration in the San Antonio market. This market, with its high concentration of first time buyers, has been adversely impacted by the tightening of mortgage credit underwriting standards, particularly with respect to sub-prime and “Alt-A” borrowers. To a lesser extent, we have experienced weakness in the Dallas market over the past year, and more recently have experienced softer demand in the Austin market. In Colorado, net new orders were up 32% on a 27% lower community count. In Nevada, we generated 30 new home orders from 4 communities in our Las Vegas division, a market which has continued to experience a weakening in demand for new homes.

In the Southeast, net new orders (excluding joint ventures) decreased 14% during the 2007 third quarter from the year earlier period. The decrease in net new orders in the region was primarily due to a 14% decline in orders in Florida. The year-over-year decline in Florida order activity reflects continued erosion in buyer demand, the tightening in mortgage credit underwriting standards and the increased level of available homes on the market. Our cancellation rate in Florida, while down modestly from 54% a year ago, increased to 49% for the 2007 third quarter from 37% in the 2007 second quarter. Net new orders in the Carolinas were down 13% on a 55% higher community count as a result of a recent slowing in housing demand in these markets.

	At September 30,
	2007	2006	%Change
Backlog (in homes):
Southern California	645	618	4%
Northern California	234	137	71%

Total California	879	755	16%

Arizona	347	1,221	(72%)
Texas	487	801	(39%)
Colorado	192	180	7%
Nevada	39	4	875%

Total Southwest	1,065	2,206	(52%)

Florida	346	1,219	(72%)
Carolinas	294	246	20%

Total Southeast	640	1,465	(56%)

Consolidated total	2,584	4,426	(42%)

Unconsolidated joint ventures(1):
Southern California	209	115	82%
Northern California	62	52	19%
Arizona	3	11	(73%)
Illinois	9	56	(84%)

Total unconsolidated joint ventures	283	234	21%

Total (including joint ventures)(1)	2,867	4,660	(38%)

Backlog (estimated dollar value in thousands):
Southern California	$419,164	$501,103	(16%)
Northern California	111,465	86,148	29%

Total California	530,629	587,251	(10%)

Arizona	99,878	407,363	(75%)
Texas	127,093	173,457	(27%)
Colorado	73,386	64,406	14%
Nevada	11,345	1,666	581%

Total Southwest	311,702	646,892	(52%)

Florida	89,072	355,417	(75%)
Carolinas	73,578	51,289	43%

Total Southeast	162,650	406,706	(60%)

Consolidated total	1,004,981	1,640,849	(39%)

Unconsolidated joint ventures(1):
Southern California	117,848	59,033	100%
Northern California	43,168	39,253	10%
Arizona	1,059	3,312	(68%)
Illinois	7,873	26,025	(70%)

Total unconsolidated joint ventures	169,948	127,623	33%

Total (including joint ventures)(1)	$1,174,929	$1,768,472	(34%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) decreased 39% from the year earlier period to $1.0 billion at September 30, 2007, reflecting the meaningful slowdown in order activity and increased cancellation rates we experienced during 2006 and into the first three quarters of 2007.

	At September 30,
	2007	2006	%Change
Building sites owned or controlled:
Southern California	10,227	11,858	(14%)
Northern California	5,588	7,837	(29%)

Total California	15,815	19,695	(20%)

Arizona	6,061	11,666	(48%)
Texas	6,734	9,550	(29%)
Colorado	869	1,293	(33%)
Nevada	2,922	3,037	(4%)

Total Southwest	16,586	25,546	(35%)

Florida	10,236	13,775	(26%)
Carolinas	4,239	4,269	(1%)
Illinois	154	219	(30%)

Total Southeast	14,629	18,263	(20%)

Total (including joint ventures)	47,030	63,504	(26%)

Total building sites owned	29,292	37,609	(22%)
Total building sites optioned or subject to contract	6,785	13,196	(49%)
Total joint venture lots	10,953	12,699	(14%)

Total (including joint ventures)	47,030	63,504	(26%)

Total building sites owned and controlled as of September 30, 2007 decreased 26% from the year earlier period, which reflects our efforts to generate cash and reduce our real estate inventories and to better align our land supply with the current level of new housing demand. These efforts were furthered by the sale of approximately 1,500 lots during the 2007 third quarter and our decision to abandon certain land option contracts.

	At September 30,
	2007	2006	%Change
Completed and unsold homes:
Consolidated	645	623	4%
Joint ventures	28	5	460%

Total	673	628	7%

Spec homes under construction:
Consolidated	1,405	1,894	(26%)
Joint ventures	418	467	(10%)

Total	1,823	2,361	(23%)

Homes under construction (including specs):
Consolidated	3,490	5,657	(38%)
Joint ventures	649	718	(10%)

Total	4,139	6,375	(35%)

Our completed and unsold homes (excluding joint ventures) as of September 30, 2007 increased 4% compared to the year earlier period but was down 19% from the peak at December 31, 2006. The higher year-over-year total was the result of weaker housing market conditions which contributed to an increase in our cancellation rates during the latter half of 2006 and the first three quarters of 2007 resulting in unintended completed spec homes. At the same time, the number of homes under construction (exclusive of joint ventures) as of September 30, 2007 decreased 38% from the year earlier period to 3,490 units in response to our increased focus on managing the level of our speculative inventory and our desire to better match new construction starts with the lower sales volume.

Financial Services

In the 2007 third quarter, our financial services subsidiary generated a pretax loss of $1.3 million compared to pretax income of $0.9 million in the year earlier period. The decrease in profitability was driven primarily by an 8% lower level of loan sales and a decrease in margins (in basis points) on loans sold. The decrease in loan sales was primarily the result of a 25% decrease in consolidated new home deliveries which was partially offset by increased capture rates. The following table details information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Three Months Ended September 30,
	2007	2006
Mortgage Loan Origination Product Mix:
Conforming loans	59%	46%
Jumbo loans	28%	40%
Government loans	8%	5%
Other loans	5%	9%
Loan Type:
Fixed	80%	57%
ARM	20%	43%
ARM loans ≥ 5 year initial adjustment period	95%	68%
Interest only (ARM’s)	85%	71%
Credit Quality:
FICO score ≥ 700	81%	71%
FICO score between 699 - 620	18%	28%
FICO score < 620 (sub-prime loans)	1%	1%
Avg. FICO score	739	723
Other Data:
Avg. combined LTV ratio	84%	86%
Full documentation loans	64%	38%
Non-Full documentation loans	36%	62%

Loan capture rates	76%	64%

Financial services joint venture income, which is derived from mortgage financing joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 37% to $248,000. The lower level of joint venture income was due to the lower level of new home deliveries in 2007 combined with the transition of our Colorado operations during 2006 from a joint venture arrangement to our wholly owned financial services subsidiary.

Liquidity and Capital Resources

Our principal uses of cash have been for:

• land acquisitions • operating expenses
• investments in land development and homebuilding joint ventures
• share repurchases • dividends to our stockholders
• construction and development expenditures • market expansion (including acquisitions) • principal and interest payments on debt

Cash requirements have been met by:

• internally generated funds

• bank revolving credit facility

• land option contracts

• land seller notes

• sale of our common equity and convertible notes through public offerings

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

Revolving Credit Facility and Term Loans

On September 14, 2007, we amended our $1.1 billion revolving credit facility, $100 million Term Loan A, and $250 million Term Loan B (collectively, the “Credit Facilities”), to among other things, provide additional operating flexibility under the consolidated tangible net worth, minimum interest coverage and borrowing base covenants contained in these facilities. In connection with relaxing these covenants, we also agreed to an immediate reduction in the leverage covenant and an additional tightening of the leverage covenant over time. In addition, we reduced the total commitment available under our revolving facility from $1.1 billion to $900 million and the outstanding principal amount of the Term Loan B from $250 million to $225 million, making the combined commitments under these facilities more consistent with our anticipated reduced capital needs. The Credit Facilities are guaranteed by most of our wholly-owned subsidiaries other than our mortgage and title subsidiaries.

The financial covenants contained in the Credit Facilities, which are the most restrictive of all of our debt covenants, as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the Credit Facilities and from other sources and also limit our investments in joint ventures. Our covenant compliance for the Credit Facilities at September 30, 2007 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at September 30, 2007	Covenant Requirements at September 30, 2007

	(Dollars in thousands)
Consolidated Tangible Net Worth (1)	$1,365.7	≥	$1,000.0
Total Leverage Ratio:
Combined Total Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio	1.48	≤	1.75	(2)
Unsold Land Ratio:
Total Unsold Land to Adjusted Consolidated Tangible Net Worth Ratio (3)	1.12	≤	1.60
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA to Consolidated Homebuilding Interest Incurred	2.72	≥	1.75	(4)
Investments in Homebuilding Joint Ventures	$374.3	≤	$546.3	(5)
Actual/Permitted Borrowings under the Credit Facilities (6)	$294.1	≤	$597.9

(1)	Actual Consolidated Tangible Net Worth was calculated based on the stated amounts of our capital accounts (common stock, additional paid-in capital and retained earnings) less intangible assets of $72.6 million as of September 30, 2007. The minimum covenant requirement amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses.

(2)	This ratio adjusts as follows:

a.	1.75 to 1.0 during the period beginning July 1, 2007 through June 30, 2008;

b.	1.65 to 1.0 during the period beginning July 1, 2008 through December 31, 2008;

c.	1.50 to 1.0 during the period beginning January 1, 2009 through December 31, 2009; and

d.	1.50 to 1.0 at all times thereafter; provided, however, that this ratio increases to 2.0 to 1.0 if our interest coverage ratio equals or exceeds 1.75 to 1.0 for two consecutive quarters.

(3)	Unsold land is land that has not yet undergone vertical construction and has not been sold to a homebuyer or other third party.

(4)	We are permitted to elect a one-time temporary reduction that permits the ratio to be less than 1.75 to 1.0 but greater than 1.25 to 1.0 for no more than eight consecutive quarters (the “Reduced Interest Coverage Ratio Period”). During the Reduced Interest Coverage Ratio Period, we are permitted to reduce the ratio to be less than 1.25 to 1.0, but not less than 1.0 to 1.0 for four quarters during such period.

(5)	Net investments in unconsolidated joint ventures, defined as contributions less distributions, must not exceed 35% of Consolidated Tangible Net Worth, or 40% of Consolidated Tangible Net Worth in the event that we have recorded non-cash impairment charges.

(6)	$253.5 million of borrowing capacity was consumed by outstanding borrowings and $40.6 million by issued letters of credit. If the remaining $303.8 million available under the borrowing base as of September 30, 2007 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased.

For purposes of the Interest Coverage Ratio above, Adjusted Homebuilding EBITDA is calculated as follows:

	Three Months Ended September 30, 2007	Twelve Months Ended September 30, 2007
	(Dollars in thousands)
Net income (loss)	$(119,666)	$(424,782)
Add:
Cash distributions of income from unconsolidated joint ventures	5,982	25,268
Provision (benefit) for income taxes	(75,379)	(268,344)
Expensing of previously capitalized interest included in cost of sales	26,384	109,602
Noncash impairment charges	181,702	774,346
Homebuilding depreciation and amortization	1,833	7,628
Amortization of stock-based compensation	3,177	13,753
Less:
Income (loss) from unconsolidated joint ventures	(38,452)	(152,846)
Income (loss) from financial services subsidiary	(1,257)	3,958

Adjusted Homebuilding EBITDA	$63,742	$386,359

We expect the above financial ratios, including our borrowing base covenant, will continue to be negatively impacted by deteriorating market conditions, which, over the last six quarters, have caused us to incur non-cash pretax inventory, joint venture and goodwill impairments and land deposit write-offs totaling $1,029.7 million. Although we obtained additional operating flexibility as a result of the amendment to our Credit Facilities and while we were in compliance with our borrowing base and these financial covenants for the three and nine month periods ended September 30, 2007, a requirement to take additional inventory impairment charges or the need to make additional joint venture investments, could cause us to violate these or other covenants. If we were to fail to comply with any of these covenants and were unable to obtain a waiver for the non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the Credit Facilities and our public notes could be accelerated.

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 48, in connection with our land development and homebuilding joint ventures we typically obtain secured acquisition, development and construction financing, which reduces the use of funds from corporate financing sources. However, as market conditions have deteriorated we have been required to expend corporate funds for previously unanticipated obligations associated with these joint ventures.

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

•

finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with a third party lender.

The use of corporate financing sources to satisfy these potential joint venture obligations reduces the amount of capital we otherwise have available for planned corporate expenditures, putting further pressure on our financial and other covenants.

At September 30, 2007 our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,028.1 million and equity that totaled approximately $944.0 million.

Senior and Senior Subordinated Notes

In addition to our Credit Facilities and joint venture loans, as of September 30, 2007 we had $1,248.6 million in senior and senior subordinated notes outstanding. These notes contain financial covenants similar to, although less restrictive and more limited than, those contained in our Credit Facilities. These financial covenants contain a leverage covenant, an interest coverage ratio covenant and a restricted payment covenant. We are required to comply with either the interest coverage ratio covenant or the leverage covenant, but we are not required to comply with both simultaneously. The restricted payment covenant limits, among other things, the amount of: (i) investments we can make to our unconsolidated joint ventures and unrestricted subsidiaries; (ii) stock repurchases we can make; and (iii) dividends we can pay. Restricted payments and net losses erode the restricted payment basket, while net income, proceeds from equity issuances, and distributions of income from unconsolidated joint ventures and unrestricted subsidiaries increase the restricted payment basket. The most restrictive restricted payment covenant is contained in the indenture governing our 9  1/4% senior subordinated notes due 2012. As of September 30, 2007, we would have been permitted to make an additional $388.2 million in restricted payments without violating this covenant. As of and for the three and nine month periods ended September 30, 2007, we were in compliance with these covenants and, absent significant further deterioration in market conditions or a cross-default as a result of the acceleration of any of the Credit Facilities, we expect to be able to continue to maintain compliance with these covenants in the near term.

Senior Subordinated Convertible Notes

On September 28, 2007, we issued $100 million of 6% senior subordinated convertible notes (the “Notes”) due on October 1, 2012. In connection with this offering we also entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Notes to our common stock. Net proceeds from the offering were approximately $97.0 million after deducting underwriting fees, $9.1 million of which was used to fund the hedging transaction and the remainder of which was used to repay a portion of indebtedness outstanding under our revolving credit facility. The Notes are convertible into shares of our common stock at an initial conversion rate of 114.2857 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $8.75 per share), which is subject to adjustment in some events; provided that, as a result of the convertible note hedge transaction, we increased the effective conversion price to us from $8.75 per share to $10.85 per share.

To facilitate transactions by which investors in the Notes may hedge their investments in such Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Notes offering, under which we agreed to loan to the share borrower up to 7,839,809 shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances. As of September 30, 2007 and October 1, 2007, 6,000,000 and 7,839,809, respectively, of these shares were outstanding under the share lending facility.

The share borrower will receive all of the proceeds from any sale by it of the borrowed shares of common stock. We received a nominal lending fee of $0.01 per share for each share of common stock that we lent pursuant to the share lending facility. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of our outstanding shares. However, because the share borrower must return to us all borrowed shares (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting our earnings per share in accordance with generally accepted accounting principles.

Other Financing Sources

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At September 30, 2007, we had approximately $98.3 million outstanding in trust deed and other notes payable, including CDD bonds and $59.7 million of indebtedness related to a joint venture construction loan that was consolidated as of September 30, 2007 as a result of our partner’s voting rights being revoked.

Our mortgage financing subsidiary utilizes two mortgage credit facilities which provide for a combined aggregate commitment of $300 million and the ability to flex up to $400 million, subject to availability of additional bank lending commitments. Mortgage loans are typically financed under these mortgage credit facilities for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. These mortgage credit facilities have LIBOR based pricing and contain certain financial covenants relating to our financial services subsidiary including leverage and net worth covenants. As of and for the three and nine month periods ended September 30, 2007, we were in compliance with these covenants. These credit facilities have maturity dates ranging from February 1, 2008 to February 14, 2008. In the past we have been able to renew these facilities as they mature, and while we anticipate that we will be able to successfully refinance or extend these credit facilities in the future on terms we deem acceptable, there can be no assurance in this regard and if we were unsuccessful in these efforts this could place a significant limitation on the operations of our mortgage financing subsidiary and we would be required to use corporate liquidity sources for its operations. At September 30, 2007, we had approximately $83.2 million advanced under these mortgage credit facilities.

We also generate cash through the exercise of stock options by our employees. During the nine months ended September 30, 2007, we issued 533,231 shares of common stock upon the exercise of stock options for cash consideration of approximately $3.9 million.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio, consolidated tangible net worth or borrowing base could result in a credit ratings downgrade or changes in outlook, otherwise increase our cost of borrowing, or adversely affect our ability to obtain necessary funds. During the first eight months of 2007, Moody’s Investors Service and Fitch Ratings downgraded our corporate and debt ratings and Standard & Poor’s changed its outlook to negative due to, among other things, the projected lower absolute levels of our interest coverage ratio coupled with the wide-spread deterioration in the general homebuilding market. In addition, in September 2007, Moody’s changed the Company’s outlook on our corporate and debt ratings from stable to negative. During the same period, the credit rating bureaus downgraded several of our competitor’s corporate and debt ratings and also downgraded the debt ratings associated with certain mortgage-backed securities. It is possible that additional downgrades could occur for us if our interest coverage, leverage levels, borrowing base and/or outlook for the homebuilding industry deteriorate further.

Dividends

We paid approximately $7.8 million, or $0.12 per common share, in dividends to our stockholders during the nine months ended September 30, 2007. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and senior term loans impose restrictions on the amount of dividends we may be able to pay. On September 14, 2007, our Board of Directors eliminated our quarterly cash dividend. We intend to dedicate the approximately $10 million in cash per year that would have been used to pay dividends to reduce debt.

Stock Repurchase Program

On July 26, 2006, our Board of Directors authorized a $50 million stock repurchase plan. Through November 1, 2007, no shares have been repurchased under the stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves. In connection with the vesting of restricted stock grants made under our equity incentive plans, we repurchased an aggregate of approximately 106,000 shares from our executive officers and directors to fund vesting-related tax obligations totaling approximately $2.9 million.

Leverage

An important focus of management is controlling our leverage. Careful consideration is given to balancing operating opportunities while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our adjusted homebuilding leverage has generally fluctuated over the past several years in the range of 45% to 55% (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary, liabilities from inventories not owned and consolidated debt related to joint ventures that we have less than an 80% ownership interest, to total book capitalization). Our leverage and debt levels, including usage of our bank revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, acquisitions of other homebuilders, the consolidation of joint ventures into our consolidated financial statements, changes in demand for new homes (including an increase in our cancellation rate), and inventory and goodwill impairment charges and land deposit write-offs. Typically our leverage increases during the first three quarters of the year and reaches a low at year end. While the absolute levels of our homebuilding unsecured debt have decreased from the year ago period, our adjusted homebuilding leverage ratio of 57.9% at September 30, 2007 exceeded the high end of our targeted range as a result of the significant asset impairments that we have taken over the last four quarters.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At September 30, 2007, we had cash deposits and letters of credit outstanding of approximately $14.2 million and capitalized preacquisition and other development and construction costs of approximately $16.5 million relating to land purchase contracts having a total remaining purchase price of approximately $97.7 million. Approximately $8.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

At September 30, 2007, we had cash deposits and letters of credit outstanding of approximately $33.2 million and capitalized preacquisition and other development and construction costs of approximately $7.0 million relating to option contracts having a total remaining purchase price of approximately $392.7 million. Approximately $80.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. For the three and nine month periods ended September 30, 2007, we incurred pretax charges of $6.5 million and $13.2 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered $27,000 and $2.0 million, respectively, related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other expense in the accompanying consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions • establishing strategic alliances • leveraging our capital base
• expanding our market opportunities • managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties from time to time. At September 30, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $1,028.1 million and equity that totaled $944.0 million.

While we are generally not required to record our joint venture borrowings on our condensed consolidated balance sheets in accordance with U.S. generally accepted accounting principles, our potential future obligations to our joint venture partners and joint venture lenders include:

• capital calls related to credit enhancements • planned and unplanned capital contributions • capital calls related to surety indemnities • buy-sell obligations
• land development and construction completion obligations • capital calls related to environmental indemnities

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At September 30, 2007, approximately $498.1 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $196.3 million we would be solely responsible for and $301.8 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document). To the extent that these credit enhancements have been provided to lenders who participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At September 30, 2007, our joint ventures had approximately $83.4 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures. As of September 30, 2007, we held membership interests in 47 homebuilding and land development joint ventures, of which 35 were active and 12 were winding down. Of the 35 active homebuilding and land development joint ventures, 29 had bank financing as of September 30, 2007. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 12 largest joint ventures based on total assets as of September 30, 2007, representing approximately 75% of the assets and debt of our unconsolidated joint ventures.

			As of September 30, 2007
	Year		Total Joint Venture			Debt-to-Total	Loan-to- Value Maintenance	Construction Completion
Joint Venture Name	Formed	Location	Assets	Debt	Equity	Capitalization	Agreement	Guaranty
			(Dollars in thousands)
Homebuilding:
Edenglen Ontario	2006	Ontario, CA	$81,984	$75,655	$1,366	98.2%	Yes	Yes
Fairway Canyon Development	2006	Beaumont, CA	78,840	54,319	12,199	81.7%	Yes	Yes
LB/L - Duc II Scally Ranch	2002	American Canyon, CA	73,532	45,777	22,668	66.9%	Yes	Yes
Three Oaks Walnut 268	2007	Walnut Hills, CA	99,648	56,379	42,041	57.3%	Yes	Yes

Subtotal Select Homebuilding Joint Ventures			334,004	232,130	78,274	74.8%

Land Development:
Black Mountain Ranch	2003	San Diego, CA	120,333	22,803	61,190	27.1%	Yes	Yes
Blue Horizon Estates	2004	Buckeye, AZ	79,413	47,634	26,326	64.4%	Yes	Yes
La Floresta	2003	Brea, CA	105,027	17,621	86,852	16.9%	No (1)	No
Menifee Development	2002	Menifee, CA	89,723	37,306	41,457	47.4%	Yes	Yes
November 2005 Land Investors	2005	Las Vegas, NV	456,799	212,008	168,613	55.7%	No (2)	No
Riverpark Legacy	2004	Oxnard, CA	231,862	77,591	146,369	34.6%	Yes	Yes
Talega Associates (3)	1997	San Clemente, CA	97,349	71,330	21,764	76.6%	Yes	Yes
Tonner Hills SSP	2003	Brea, CA	145,442	47,262	96,337	32.9%	Yes	Yes

Subtotal Select Land Development Joint Ventures			1,325,948	533,555	648,908	45.1%

Subtotal of Select Joint Ventures			1,659,952	765,685	727,182	51.3%

Other Homebuilding and Land Development Joint Ventures (4)			502,005	262,382	216,814	54.8%

Total Homebuilding and Land Development Joint Ventures			$2,161,957	$1,028,067	$943,996	52.1%

(1)	As of September 30, 2007, we had $13.0 million invested in this joint venture and had no obligation to purchase any lots.

(2)	As of September 30, 2007, we had $44.9 million invested in this joint venture and are obligated to purchase $20.7 million of lots from this joint venture pursuant to a take-down schedule.

(3)	This predominantly land development joint venture, originally consisting of approximately 3,800 lots, also includes two homebuilding projects with an aggregate of approximately 150 lots.

(4)	Represents approximately 35 unconsolidated homebuilding and land development joint ventures, of which 23 have ongoing homebuilding or land development activities and 12 are either inactive or winding down.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn.

•

Loan-to-Value Maintenance Related Payments. During the nine months ended September 30, 2007, we made aggregate additional capital contributions of approximately $32.5 related to three of our Southern California joint ventures and our partners made aggregate additional capital contributions totaling approximately $25.3 million. We anticipate being required to make additional capital contributions and/or remargin payments with respect to other joint ventures, which we currently estimated to be in the range of $45 to $60 million based upon present asset values. We accrued the lower end of the range of this potential liability, which is included in accrued liabilities in our condensed consolidated balance sheet as of September 30, 2007. These amounts have also been reflected in our current cash flow projections, but do not reflect the potential impact of any further reductions in asset values which may continue until market conditions stabilize.

•

Renegotiation/Loan Extension. At any point in time we are generally in the process of financing, refinancing, renegotiating or extending one or more of our joint venture loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. There can be no assurance that we will be able to successfully finance, refinance, renegotiate or extend, on terms we deem acceptable, all of the joint venture loans that we are currently in the process of negotiating. If we were unsuccessful in these efforts, we could be required to repay one or more of these loans from corporate liquidity sources.

•

Exercise of Buy-Sell Provision and Consolidation. During the 2007 second quarter, we purchased our partner’s interest (which had a capital balance of $8.6 million prior to the purchase) in one Northern California joint venture for $3.0 million and paid $81.6 million to satisfy that joint venture’s debt. In addition, as a result of disputes regarding additional capital contributions needed to repair structural defects for two of our Southern California urban joint ventures that we manage, we purchased our partner’s interest in these two joint ventures (one of which was previously consolidated during the 2007 second quarter in accordance with EITF 04-5) during the 2007 third quarter for approximately $6.3 million and paid or agreed to repay approximately $79.0 million of joint venture indebtedness. In addition, as a result of a dispute with another one of our Northern California joint venture partners over additional capital contributions, we were required to consolidate the joint venture in accordance with EITF 04-5, which had inventory and debt balances of approximately $64.3 million and $59.7 million, respectively, as of September 30, 2007. Purchasing a joint venture’s assets and paying off its debt increases our leverage and absolute consolidated debt levels. These buy-outs may positively or negatively impact our borrowing base capacity because, while our consolidated debt levels increase, we receive borrowing base credit for the assets added to our balance sheet and the re-characterization of our joint venture investment. For example, the buy-out of three joint ventures during the nine months ended September 30, 2007, resulted in an initial net increase of approximately $8.5 million to our revolving credit facility borrowing base after the repayment of applicable joint venture debt and payments to our partners.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact of adopting SFAS 157 on our financial condition and results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS 159 on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based senior term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended September 30, 2007. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at September 30, 2007. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During the 2007 third quarter, we repaid $25 million of our Senior Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded an $872,000 expense during the three month period ended September 30, 2007 to other expense. Other than the ineffective portion of the Term Loan B described above, we believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no other portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage. The estimated fair value of the swaps at September 30, 2007 represented a liability of $11.4 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three and nine month periods ended September 30, 2007, we recorded a cumulative after-tax other comprehensive loss of $5.3 million and $1.4 million, respectively, relating to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage, and our joint ventures, SPH Home Mortgage and Home First Funding. Our mortgage financing joint ventures, and for a portion of its loan originations, Standard Pacific Mortgage, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint ventures, these loans are presold and promptly transferred to their respective financial institution partners or third party investors. In the case of Standard Pacific Mortgage, these loans are presold to third party investors. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from third party investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates, particularly during periods of significant market turmoil. For instance, during the

“subprime” turmoil experienced during the last few quarters, a few of our third party investors were unable or unwilling to complete the purchase of certain of our presold loans. In those instances, we resold the loans having a total principal balance of approximately $6.4 million to alternate third party investors at an aggregate loss of approximately $0.4 million. As of September 30, 2007, Standard Pacific Mortgage held approximately $61.4 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Standard Pacific Mortgage also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Standard Pacific Mortgage utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of September 30, 2007, Standard Pacific Mortgage had approximately $63.0 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, of which approximately $63.0 million were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our emphasis on generating positive cash flow, strengthening our balance sheet and improving our liquidity;

•	reducing the size of our organization to respond to lower volume levels in the near term;

•	reducing homebuilding inventories and paying down debt;

•	managing starts and new community openings to better align production with sales;

•	refining our pricing strategy to balance volume, profitability and cash flow generation;

•	our ability to generate positive cash flow which will be used to pay down debt and strengthen our financial position;

•	the potential need to further reduce home prices or adjust discounts and the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	a slowdown in demand and a decline in new home orders;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	the cancellation rate for sales orders;

•	our intent to continue to utilize joint venture vehicles;

•

the likelihood that we will be required to make remargin payments with respect to joint venture borrowings (including on behalf of our partners) and their potential effect on our liquidity and leverage;

•	the potential need for additional capital contributions to joint ventures or that buy-sell provisions may be triggered and the potential effect on our liquidity and leverage;

•	the sufficiency of our capital resources and ability to access additional capital;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	the potential for additional rating downgrades;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	future warranty costs;

•	litigation related costs;

•	our ability to amend or make additional borrowings under the revolving credit facility;

•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments and our ability to obtain a waiver of any non-compliance;

•	our ability to dedicate cash that we would have used to pay dividends to debt reduction;

•	our plans with respect to stock repurchases;

•	ability to renegotiate, restructure or extend joint venture loans on acceptable terms;

•	the estimated fair value of our swap agreements and our expectation that they will have no impact on future earnings;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include, but are not limited to, the following:

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

Except as required by law, we assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 16, 2007, a securities class action lawsuit was filed in the United States District Court for the Central District of California (Case No. CV07-05364) against Andrew H. Parnes, our Executive Vice President-Finance and Chief Financial Officer, by putative plaintiff Vinod Patel. We were not named in the complaint. The complaint alleges a breach of fiduciary duties to our stockholders, as well as violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, during the period between October 27, 2005 and August 2, 2007. Specifically, the complaint alleges that the Company: (i) issued materially false and misleading statements regarding our finances, business and prospects; (ii) lacked requisite internal controls over lending practices; and (iii) misrepresented the extent of risk in the Company’s loans. The complaint seeks an unspecified amount of damages (including interest), reasonable costs and attorneys’ fees, as well as equitable, injunctive or other relief that the court may deem just and proper. The complaint has not been served. On October 19, 2007, putative class members Pinellas Park Retirement System (General Employees), Plumbers Local No. 98 Defined Benefit Pension Fund, and City of Pontiac General Employees’ Retirement System filed a Motion for Appointment as Lead Plaintiffs. In the Motion for Appointment as Lead Plaintiffs, the moving parties seek appointment of themselves as lead plaintiffs, and appointment of Coughlin Stoia Geller Rudman & Robbins LLP as lead counsel for the putative class. A hearing on the motion is set for November 19, 2007.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe these claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 1A.	RISK FACTORS

Below we have amended and restated certain risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 and included additional risk factors. These risk factors should be read together with the other risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

We may be unable to maintain compliance with the financial covenants contained in our debt instruments.

Our revolving credit facility, term loans and the indentures for our outstanding notes impose restrictions on our operations and activities, limit the amount we can borrow under the revolving credit facility and from other sources (including through unconsolidated joint ventures), and require us to comply with various financial covenants. The financial covenants in our revolving credit facility and term loans, which are our most restrictive covenants, include a minimum net worth requirement, a leverage limitation, a maximum ratio of unsold land to net worth, a minimum interest coverage ratio and a borrowing base covenant.

Certain of these financial ratios are being negatively impacted by current market conditions, including our borrowing base covenant, which is adversely affected by inventory impairments. As a result of deteriorating market conditions, over the last five quarters we have incurred non-cash pretax inventory, joint venture and goodwill impairments and land deposit write-offs of $223.5 million in the third quarter of 2007, $306.0 million in the second quarter of 2007, $129.7 million in the first quarter of 2007, $290.7 million in the fourth quarter of 2006, and $58.7 million in the third quarter of 2006. We may incur additional inventory impairments in the 2007 fourth quarter and going forward until our markets stabilize. During such time, we also may have to write-down goodwill recorded in connection with acquisitions, write-down our investments in unconsolidated joint ventures, make unanticipated cash contributions to joint ventures, and write-off option deposits and preacquisition costs, putting further pressure on our financial and other covenants.

Although we obtained additional operating flexibility as a result of the September 2007 amendment to our revolving credit facility and term loans, there can be no assurance that we will remain in compliance with the financial covenants contained in our revolving credit facility, term loans and the indentures for our outstanding notes if slowing market conditions continue or worsen. If we are unable to comply with any one or more of these financial covenants, and are unable to obtain a waiver for the noncompliance, we could be precluded from incurring additional borrowings under our revolving credit facility and our obligation to repay indebtedness outstanding under the facility, our term loans, and our outstanding note indentures could be accelerated in full.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.

Our operations, including our joint venture operations, require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or by borrowing more money, to fund our operations and inventory or repay our indebtedness, particularly in the event of a continued market downturn. Although we currently have availability under our revolving credit facility, this facility and our term loans contain a borrowing base provision and financial covenants that limit the amount we can borrow under the revolving credit facility or from other sources. Moreover, the indentures for our outstanding notes contain provisions that may restrict the debt we may incur in the future. Our revolving credit facility, term loans and the indentures for our outstanding notes also limit our investments in unconsolidated joint ventures, which limits our use of joint ventures as financing vehicles.

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio, consolidated tangible net worth or borrowing base, could result in a credit ratings downgrade or changes in outlook, otherwise increase our cost of borrowing, or adversely affect our ability to obtain necessary funds. During the first eight months of 2007, Moody’s Investors Service and Fitch Ratings downgraded our corporate and debt ratings and Standard & Poor’s changed its outlook to negative due to, among other things, the projected lower absolute levels of our interest coverage ratio coupled with the wide-spread deterioration in the general homebuilding market. In addition, in September 2007, Moody’s changed the Company’s outlook on our corporate and debt ratings from stable to negative. It is possible that additional downgrades could occur if our interest coverage, leverage levels and/or outlook for the homebuilding industry deteriorates further. Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings and adversely impact our financial position.

Customers may be unwilling or unable to purchase our homes at times when mortgage financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through our financial services operations or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Over the last several months, many lenders have significantly tightened their underwriting standards, mortgage interest rates have increased, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.

The convertible note hedge may affect the value of our common stock.

In connection with the offering of our 6% convertible notes due 2012, we entered into a convertible note hedge transaction. This transaction is intended to reduce the potential dilution upon conversion of the convertible notes. The hedge counterparty will likely modify its hedge position from time to time by entering into or unwinding various derivative transactions and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the convertible notes (including during any settlement period in respect of any conversion of the convertible notes). The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

The effect of the issuance of our shares of common stock pursuant to the share lending agreement, which issuance was made to facilitate transactions by which investors in our 6% convertible notes could hedge their investments in such notes, may be to lower the market price of our common stock.

The existence of the share lending facility and the short positions established in connection with the sale of our 6% convertible notes due 2012 could have the effect of causing the market price of our common stock to be lower over the term of the share lending facility than it would have been had we not entered into the facility. In addition, the share borrower has informed us that it intends to use the short position created by the share loan to facilitate transactions by which investors in the notes may hedge their investments in such notes through short sales or privately negotiated transactions. The market price of our common stock could be further negatively affected by these or other short sales of our common stock.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business depends substantially on our ability to obtain financing for the acquisition, development and construction of our residential communities and to provide bonds to ensure the completion of our projects. If we are unable to finance the development of our communities through our credit facility or other debt, or equity, or if we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the recent deterioration in market conditions some surety bond providers have begun to require credit enhancements in order to issue bonds. While none of our surety providers have requested credit enhancements to date, they could do so at any time with respect to both existing and potential future bonds. If we were required to provide credit enhancements with respect to our bonds our liquidity could be negatively impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Third Amendment of Revolving Credit Agreement and Second Amendment of Term Loan A Credit Agreement incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2007.

10.2	Notice of Auto-Amendment of Certain Provisions of the Term Loan B Credit Agreement incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2007.

10.3	Third Supplemental Indenture, dated as of September 24, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (as successor in interest to J.P. Morgan) incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

10.4	Confirmation, dated September 25, 2007, between Banc of America, N.A. and the Company incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

10.5	Confirmation, dated September 25, 2007, between JPMorgan Chase Bank, National Association, London Branch and the Company incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

10.6	Share Lending Agreement, dated September 24, 2007, between the Company and Credit Suisse International, as Borrower, and Credit Suisse, New York Branch, as agent incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

10.7	Collateral Agent and Intercreditor Agreement dated as of May 5, 2006, between the Company, certain of the Company’s subsidiaries, Bank of America, N.A., as Collateral Agent, and the various creditors party thereto.

10.8	Pledge Agreement, dated as of May 5, 2006, between the Company, certain of the Company’s subsidiaries and Bank of America, N.A., as Collateral Agent.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated:	November 1, 2007	By:	/s/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough
Chairman of the Board of Directors
and Chief Executive Officer

Dated:	November 1, 2007	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President – Finance
and Chief Financial Officer