Form 10-K
period 2007-12-31
STANDARD PACIFIC CORP /DE/
filed 2008-02-25
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,093,394,115.

As of February 20, 2008, there were 72,777,894 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

We are a leading geographically diversified builder of single-family attached and detached homes. We construct homes within a wide range of price and size targeting a broad range of homebuyers. We have operations in major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada and have built homes for more than 101,000 families during our 42-year history.

In 2007, the percentages of our home deliveries by state (excluding deliveries by unconsolidated joint ventures) were as follows:

State	Percentage of Deliveries
California	29%
Florida	17
Arizona	14
Texas	13
Carolinas	13
Colorado	5
Nevada	1
Discontinued operations	8

Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers through our subsidiaries and joint ventures: Standard Pacific Mortgage, SPH Home Mortgage, Universal Land Title of South Florida and SPH Title. For business segment financial data, including revenue, pretax income and total assets, see our consolidated financial statements included elsewhere in this report.

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

This annual report and each of our other quarterly and current reports, including any amendments, are available free of charge on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this report and should not be considered part of this report. In addition, the Securities and Exchange Commission website contains reports, proxy and information statements, and other information about us at www.sec.gov. For information on homebuilding segment assets, revenues, pretax income (loss), income (loss) from and investments in unconsolidated joint ventures, and impairments, please refer to Note 2 of the accompanying consolidated financial statements for further discussion. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our segments.

Strategy

Build Financial Strength

Over the long-term we aim to maintain a sound financial platform and create stockholder value through a balance of measured earnings growth, strong financial returns and moderate leverage. In the short-term, as a result of the current significant market slowdown and the resulting impact on our financial condition, we have adjusted our operating strategy to focus on generating positive cash flow, strengthening our balance sheet and improving our liquidity. As part of this strategy, we are:

•

continuing to reduce the level of investment in our homebuilding inventories, including a meaningful reduction in the allocation of capital to land acquisitions and to land development and homebuilding joint ventures;

•	modifying our geographic footprint to focus on our core markets through division consolidations and the sale of non-strategic divisions and assets;

•	carefully managing our speculative starts and the timing of our new community openings to better align production with sales;

•	continuing to refine our pricing strategy to achieve the right balance between margins, volume and cash flow generation;

•	redesigning our product to reflect a stronger value orientation; and

•	making the necessary adjustments in our headcount and overhead structure to reduce the size of the organization to respond to lower volume levels in the near term.

Drive Intelligent Market Growth

Operating in Strategic Markets

We operate in five of the top six states and 14 of the top 25 markets in the country based on building permits. Over the long-term, we intend to leverage our experienced local management teams and reputation for excellence to grow our share of these key markets, while targeting a limited number of additional markets which we believe offer significant profit potential. In the short-term, we plan to continue the divestiture of non-strategic assets with the goal of enhancing our liquidity and focusing our geographic footprint on our core markets.

Targeting a Broad Range of Homebuyers

We focus on the construction of single-family detached and attached homes (including condominiums) for use as primary residences, offering a wide range of products and price points (generally ranging from approximately $100,000 to over $1 million). The price points we serve in particular markets are varied and flexible, changing based on local conditions and our management’s evaluation of the product segments in which we can be the most competitive and profitable.

Maintaining Strategic Land Positions

We evaluate and adjust the number of building sites we maintain at any point in time based on the short-term and long-term objectives required to achieve our business plan, with a general goal of maintaining a three year lot supply. In response to recent market conditions, as of December 31, 2007, we have reduced our number of owned and controlled lots by 43% as compared to December 31, 2006. When market conditions improve, we intend to take advantage of the long-standing relationships our division managers enjoy with local landowners and our strategic relationships with other builders, to secure favorable land positions at competitive prices.

Achieve Operational Excellence

Entrepreneurial Spirit and Disciplined Action

We foster an operating structure designed to capitalize on the experience and entrepreneurial abilities of our division presidents and the discipline and broader perspective provided by our regional presidents and other corporate officers. Under this structure, our local division management teams are charged with identifying land acquisition, product development and other opportunities, which then are evaluated jointly with our corporate officers, who make the final decision regarding each opportunity. Thereafter, each division president conducts the operations of the division, including project planning, subcontracting and sales and marketing. We believe the blend of local and corporate perspective provided by this operating structure allows us to be more responsive to changing market conditions and new opportunities as they arise.

Cost Management and Process Improvement

We continuously seek to manage overhead and operating expenses through a focus on cost management and process improvement, including through utilization of the following strategies:

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

•

We utilize our 1Standard® program to drive design and purchasing best practices throughout our organization, with a goal of more efficiently designing our projects, obtaining lower cost bids for construction materials and labor, and maximizing our purchasing power.

•	We monitor and manage our homebuilding costs, inventory levels, margins, returns and other expenses through our management information systems.

Attract, Grow and Retain Talented Employees

Our senior corporate and division operating managers average over 20 years of experience in the homebuilding business. We strive to maintain this experienced leadership and to attract and employ individuals in supporting roles with the skills and attitude necessary to foster the excellence in homebuilding we aim to achieve. Recognized in 2006 and 2007 by Fortune Magazine as a “Best Company To Work For”, we believe fostering a positive work environment for our employees translates into a better product and superior customer service.

Homebuilding Operations

We currently build homes through a total of 16 operating divisions. At December 31, 2007, we had 236 projects from continuing operations under development, of which 209 were actively selling (excluding unconsolidated joint ventures and discontinued operations). In addition, we controlled 22 other projects through joint ventures and other arrangements at December 31, 2007.

We build single-family detached and attached dwellings in a broad range of product and price points. For the year ended December 31, 2007, approximately 81% of our deliveries were single-family detached dwellings. Over time, we have expanded our focus to include more affordable housing opportunities, such as attached condominiums, townhomes and higher density urban infill housing.

Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences. While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from approximately $100,000 to over $1 million (including a small number of homes priced in excess of $2 million). Set forth below are our average selling prices of homes delivered during 2007:

State	Average Selling Price
California (excluding joint ventures)	$601,000
Texas (1)	$253,000
Florida	$267,000
Arizona (1)	$304,000
Carolinas	$232,000
Colorado	$355,000
Nevada	$316,000

(1)	Texas and Arizona exclude the San Antonio and Tucson divisions, which are classified as discontinued operations.

Land Acquisition and Development

In considering the purchase of land for our homebuilding operations, we review such factors as:

•	cost of land;

•	proximity to existing developed areas;

•	the reputation and desirability of the surrounding developed areas;

•	population growth patterns;

•	availability of existing utility services, such as water, gas, electricity and sewers;

•	proximity and quality of local schools;

•	employment rates and trends;

•	the expected absorption rates for new housing;

•	the environmental condition of the land;

•	transportation conditions and availability;

•	the estimated costs of development;

•	in the case of joint ventures, our ability to finance the project on commercially reasonable terms;

•	our land concentration and risk in the local market;

•	the supply and pricing of potentially competitive projects (including, to the extent determinable, potentially competitive projects that are in early planning stages);

•	inventory levels and sales rates of resale homes; and

•	the entitlement status of the property.

We customarily acquire unimproved or improved land zoned for residential use suitable generally for the construction of 50 to 300 homes. To control larger land parcels, we sometimes form land development joint ventures with strategic partners, land owners, land developers, and others which provide us the right to acquire a portion of the lots from the joint venture when developed. If all requisite material governmental agency approvals are not in place for a parcel of land or our local management team is unable to conclude that no material impediments exist to obtaining such entitlements, we seek to structure the land acquisition transaction to minimize our entitlement risk. Most often, we enter into a conditional agreement to purchase the parcel, making a deposit that is often refundable if the required approvals cannot be obtained. Closing of the land purchase is therefore generally made contingent upon satisfaction of conditions relating to the property and our ability to obtain all remaining requisite approvals from governmental agencies within a reasonable period of time following closing.

If we purchase raw land or partially developed land, our development work on a project may include working with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities, and other improvements. We act as a general contractor with our supervisory employees coordinating all development work on the project. The services of independent architectural, design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and design, and subcontractors are employed to perform all physical development work.

Construction and Purchasing

We build, depending on the geographic market, on a lot-by-lot basis or in phases of 5 to 20 homes. When building on a phase basis, the number of homes built in the first phase of a project is based upon internal and external market studies. The timing and size of subsequent phases depends to a large extent upon sales rates experienced in the earlier phases and other market conditions. When building on a lot-by-lot basis, we generally do not commence construction on a lot until we have presold the home. However, where we have a larger concentration of relocation homebuyers or the general expectation of the local homebuyer is that they will be able to quickly move into their new home once they have made a purchase decision, we often commence construction prior to selling the home in an effort to have an appropriate supply of completed and unsold homes and unsold homes under construction available for sale.

We act as a general contractor with our supervisory employees coordinating all construction work on the project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in home design, and subcontractors are employed to perform all of the physical construction work. We generally do not have long-term contractual commitments with our subcontractors, consultants or suppliers of materials. However, because of our market presence and long-term relationships, we generally have been able to obtain sufficient services and materials from subcontractors, consultants and suppliers, even during times of market shortages. These arrangements are generally entered into on a phase-by-phase or project-by-project basis at a fixed price after competitive bidding. We believe that the low fixed expense resulting from conducting our operations in this manner has been instrumental in enabling us to retain the necessary flexibility to react to increases or decreases in demand for housing.

Although the construction time for our homes varies from project to project depending on the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we can typically complete the construction of a home, depending on geographic region, in approximately four to nine months.

Financing

We typically use both our equity (including internally generated funds and proceeds from public equity offerings and proceeds from the exercise of stock options) and financing in the form of bank debt, proceeds from our public note offerings and other debt, to fund land acquisition and development and construction of our properties. We also utilize joint ventures and option structures with land sellers, other builders, developers and financial entities from time to time to procure land. In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land. Generally, with the exception of purchase money trust deeds and joint ventures, we have not used project specific secured financing. In some markets, community development district, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads, sewers and schools.

Marketing and Sales

Our homes are generally sold by our divisional sales teams who are responsible for all aspects of sales and marketing, including advertising and the establishment of appropriate buyer and other incentive programs. Furnished and landscaped model homes are typically maintained at each project site. We host a website, www.standardpacifichomes.com, with project listings, floor plans, pricing and other project information and make extensive use of advertisements in local newspapers, illustrated brochures, billboards and on-site displays. During the recent market downturn, we have also established special regional and national sales initiatives, including nationwide financing programs and various regional marketing promotions.

Our homes are typically sold during or prior to construction using sales contracts that are usually accompanied by a cash deposit, although some of our homes are sold after completion of construction. With respect to homes sold prior to construction, homebuyers are afforded the opportunity to contract to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met. A buyer’s liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer’s cash deposit.

During each of the years ended December 31, 2007, 2006 and 2005, we experienced cancellation rates from continuing operations of 30%, 36%, and 18%, respectively. In order to minimize the negative impact of cancellations, it is our policy to closely monitor the progress of prospective buyers in obtaining financing and to monitor and adjust our housing starts plan to continuously match the level of demand for our homes. At December 31, 2007, 2006 and 2005, we had an inventory from continuing operations of completed and unsold homes of 695, 699, and 257 (excluding unconsolidated joint ventures), respectively.

Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions • establishing strategic alliances • leveraging our capital base	• expanding our market opportunities • managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. While we are currently reducing our investments in joint ventures, over the long term we plan to continue using these types of arrangements primarily for strategic and land development purposes. Our unconsolidated joint ventures had borrowings outstanding that totaled approximately $771.0 million and equity that totaled $784.3 million at December 31, 2007, as compared to $1,256.4 million and $888.5 million at December 31, 2006.

While we are generally not required to record our joint venture borrowings on our consolidated balance sheets in accordance with U.S. generally accepted accounting principles, our potential future obligations to our joint venture partners and joint venture lenders include:

• capital calls related to credit enhancements • planned and unplanned capital contributions • capital calls related to surety indemnities • buy-sell obligations	• land development and construction completion obligations • capital calls related to environmental indemnities

For the years ended December 31, 2007, 2006 and 2005, our unconsolidated homebuilding joint ventures delivered 499, 252, and 269 homes, respectively. All of our joint ventures are with unrelated third parties who, along with us, make an initial capital contribution to the venture. For financial reporting purposes, we record our share of earnings and losses from our unconsolidated joint ventures as they are generated from home or land sales to third parties. Our revolving credit facility, term loans and public notes limit our investment in unconsolidated joint ventures. Some of our more significant unconsolidated land development and homebuilding joint ventures are described below.

Land Development Joint Ventures

Master Planned Communities

During 1997, our Orange County division entered into a joint venture to acquire land and develop a 3,470-acre master-planned community located in San Clemente, California. This joint venture has developed improved lots for approximately 3,300 attached and detached homes, a championship golf course, and certain community amenities and commercial and industrial sites. As of December 31, 2007, we had purchased 1,630 lots from the joint venture for construction and sale of homes by us, and the joint venture had no lots left to sell. In addition, the venture has two homebuilding projects consisting of approximately 150 lots, which are being constructed within the venture. As of December 31, 2007, we had a net investment of approximately $9.6 million in this joint venture, which represented our share of undistributed earnings.

In June 2003, our San Diego division entered into a joint venture that is developing the Black Mountain Ranch master-planned community of Del Sur in San Diego, California. This joint venture plans to develop approximately 3,000 finished lots, certain community amenities, and commercial and industrial sites. Development is underway and deliveries of finished lots commenced in May 2005. We have the right to purchase up to approximately 1,100 finished lots from the joint venture at fair market value. As of December 31, 2007, we had purchased 297 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 2,200 lots remaining to sell. As of December 31, 2007, our net investment in this joint venture was approximately $9.0 million, which represented our share of undistributed earnings.

In November 2005, our Las Vegas division entered into a joint venture with two other homebuilders and one developer to acquire and develop a 2,675-acre master-planned community located in North Las Vegas, Nevada. This joint venture plans to develop approximately 15,750 lots, along with parks, schools and other amenities. As of December 31, 2007, the joint venture had approximately 9,300 lots remaining to sell. To date we have purchased 690 lots and have an obligation to purchase an additional 290 lots from the joint venture. In addition, we have the right to purchase up to an additional 2,000 lots. As of December 31, 2007, our net investment in this joint venture was approximately $53.0 million.

Lot Development Joint Ventures

In March 2003, our Southern California Inland Empire division entered into a joint venture with a large regional homebuilder to develop approximately 2,600 finished lots in Menifee Valley Ranch, California. This joint venture will deliver finished lots to us and our partner for the construction and sale of homes and may also sell finished lots to third party homebuilders. Development is underway and deliveries of finished lots commenced in April 2005. As of December 31, 2007, we had purchased 580 lots from the joint venture for construction and sale of homes by us, and the joint venture had approximately 1,430 lots remaining to sell. As of December 31, 2007, our net investment in this joint venture was approximately $27.6 million.

Homebuilding Joint Ventures

In November 2002, our Northern California division entered into a joint venture with a local land developer to develop and deliver up to approximately 560 homes and 200 lots in American Canyon, California. Through the year ended December 31, 2007, the joint venture had delivered 319 homes and sold 200 finished lots. As of December 31, 2007, our net investment in this joint venture was approximately $13.1 million, of which $11.9 million represented undistributed earnings.

In June 2007, our Orange County division entered into a joint venture with an investor to develop 550 acres of land and deliver 268 homes in Walnut Hills, California. Through the year ended December 31, 2007, the joint venture had delivered six homes. As of December 31, 2007, our net investment in this joint venture was approximately $4.4 million.

Seasonality

Our homebuilding operations have historically experienced seasonal fluctuations. We typically experience the highest new home order activity in the spring and summer months, although new order activity is highly dependent on the number of active selling communities and the timing of new community openings as well as other market factors. Because it typically takes four to nine months to construct a new home, we typically deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries. As a result, our revenues and net income from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter.

Financial Services

Customer Financing

We offer mortgage financing to our homebuyers in substantially all of the markets in which we operate. Standard Pacific Mortgage, our wholly owned subsidiary, offers mortgage financing in our California, South Florida, Texas, Arizona, Nevada and Colorado markets. SPH Home Mortgage, which is a joint venture with a financial institution partner, offers mortgage financing to our Tampa and Carolina homebuyers.

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

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. As of December 31, 2007, Standard Pacific Mortgage had been required to repurchase 0.04% and 0.35% of the total dollar value of the loans it originated in 2007 and 2006, respectively. Standard Pacific Mortgage typically finances its loans held for sale through its mortgage credit facility.

Our mortgage joint venture, SPH Home Mortgage sells the loans it originates, on a non-recourse basis and with servicing rights released, to our financial institution partner and other investors. Because the underwriting of these loans is contracted to our financial institution partner, these loans are only subject to repurchase if there is fraud committed by the employees of SPH Home Mortgage in connection with the transaction. As of December 31, 2007, SPH Home Mortgage has not been required to repurchase any loans since its inception. SPH Home Mortgage loans held for sale are financed through its own separate credit facility.

Title Services

In Texas, we act as a title insurance agent performing title examination services for our Texas homebuyers through our title service subsidiary, SPH Title, Inc. In South Florida, our title service joint venture, Universal Land Title of South Florida, provides title examination services and title insurance to our South Florida homebuyers.

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of February 20, 2008, are set forth below.

Name	Age	Position
Stephen J. Scarborough	59	Chairman of the Board, Chief Executive Officer and President
Scott D. Stowell	50	Chief Operating Officer
Andrew H. Parnes	49	Executive Vice President—Finance and Chief Financial Officer
Clay A. Halvorsen	48	Executive Vice President, General Counsel and Secretary
Jari L. Kartozian	48	Senior Vice President
Todd J. Palmaer	49	President, Southern California Region
Kathleen R. Wade	54	President, Southwest Region
Douglas C. Krah	54	President, Northern California Region
Bruce F. Dickson	54	President, Southeast Region

Stephen J. Scarborough has served as Chief Executive Officer since January 2000 and Chairman of the Board since May 2001. Mr. Scarborough has been a Director since 1996 and served as President from March 2007 and from October 1996 through May 2001. From January 1996 to October 1996, Mr. Scarborough served as Executive Vice President. Mr. Scarborough joined the Company in 1981 as President of our Orange County, California homebuilding division.

Scott D. Stowell has served as Chief Operating Officer since May 2007. From September 2002 to May 2007, Mr. Stowell served as President of our Southern California Region. From April 1996 until September 2002, Mr. Stowell served as President of our Orange County division. Mr. Stowell joined the Company in 1986 as a project manager.

Andrew H. Parnes has served as Executive Vice President—Finance since January 2004 and as Senior Vice President—Finance prior to this and since January 2001. From January 1997 until January 2001, Mr. Parnes served as Vice President—Finance. From May 2001 until May 2007, Mr. Parnes was also a member of the Board of Directors. In addition, he has served as our Chief Financial Officer since July 1996. Mr. Parnes served as our Treasurer from January 1991 until May 2001. From December 1989, when he joined the Company, until July 1996, Mr. Parnes served as our Controller.

Clay A. Halvorsen has served as Executive Vice President, General Counsel and Secretary since January 2004 and Senior Vice President, General Counsel and Secretary prior to this and since January 2001. From January 1998, when he joined the Company, until January 2001, Mr. Halvorsen served as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Halvorsen was a partner in the law firm of Gibson, Dunn & Crutcher LLP.

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

Todd J. Palmaer has served as President of our Southern California Region since May 2007. From September 2002 until May 2007, Mr. Palmaer served as President of our Orange County division. Mr. Palmaer joined the Company in 1999 as President of our San Diego division.

Kathleen R. Wade has served as President of our Southwest Region since November 2002. From December 2000 until October 2002, Ms. Wade served as Chief Executive Officer of our Arizona division and as President of this division from September 1998 to December 2000. Prior to joining Standard Pacific in 1998, Ms. Wade served as President of the Arizona division of UDC Homes and, prior thereto, as Co-CEO of Continental Homes, a publicly traded homebuilder.

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

Bruce F. Dickson has served as President of our Southeast Region since August 2004 and prior to that served as the President for our Austin division since November 2002. Prior to joining Standard Pacific in 2002, Mr. Dickson held various positions in homebuilding and financial services, including a Regional President position with D.R. Horton.

Employees

At December 31, 2007, we had approximately 1,880 employees; of these, approximately 550 were executive, administrative and clerical personnel, 495 were sales and marketing personnel, 500 were involved in construction and project management, 205 were involved in new home warranty, and 130 worked in the mortgage operations. None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.

We believe that our relations with our employees and subcontractors are good.

ITEM 1A.   RISK FACTORS

Set forth below are certain matters that may affect us.

Adverse changes in general and local economic conditions have affected and may continue to affect the demand for homes and reduce our earnings.

The residential homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Over the last year, falling consumer confidence, a decreased availability of financing and higher interest rates on certain mortgage products have, among other factors, adversely impacted the homebuilding industry and our operations and financial condition. These conditions may continue or worsen.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through our financial services operations or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Over the last year, many lenders have significantly tightened their underwriting standards, mortgage interest rates on some mortgage products have increased, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results. These conditions may continue or worsen.

We are experiencing our first downturn in a number of years. Continuation of this downturn may result in a continuing reduction in our revenues and deterioration of our margins.

We are experiencing a significant and substantial downturn in homebuyer demand. Prior to this downturn, we experienced strong price appreciation in many of our markets. This price appreciation, coupled with rising interest rates, has resulted in the decreased affordability of new homes in many of our markets. If buyers are unable to afford new homes in these markets, prices will continue to decline, which will continue to harm both our revenues and margins.

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

We may be unable to obtain suitable bonding for the development of our communities.

We provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the recent deterioration in market conditions, surety bond capacity has decreased and some providers are requesting credit enhancements in order to maintain existing or to issue new bonds. If we are required to provide credit enhancements with respect to our current or future bonds our liquidity could be negatively impacted.

We may be unable to renew or extend our outstanding debt instruments when they mature.

We have a significant amount of debt. Our $900 million senior credit facility which, as of December 31, 2007, had borrowings outstanding of $90.0 million, matures in May 2011. In addition, we have an aggregate of approximately $1.6 billion in senior and senior subordinated notes and term loans that mature between 2008 and 2015. There can be no assurance that we will be able to extend or renew these debt arrangements on terms acceptable to us, or at all. If we are unable to renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources and financial condition.

We have been unable to maintain compliance with the financial covenants contained in our debt instruments.

Our revolving credit facility, term loans and the indentures for our outstanding notes impose restrictions on our operations and activities, limit the amount we can borrow under the revolving credit facility and from other sources (including through unconsolidated joint ventures), and require us to comply with various financial covenants. The financial covenants contained in the indentures for our outstanding notes require that the Company either stay below a maximum leverage ratio or maintain a minimum interest coverage ratio in order to be permitted to incur additional indebtedness. The financial covenants in our revolving credit facility and term loans, include a minimum net worth requirement, a leverage limitation, a maximum ratio of unsold land to net worth, a minimum interest coverage ratio and a borrowing base covenant.

Certain of these financial ratios and limitations are being negatively impacted by current market conditions. As a result of deteriorating market conditions, we have incurred (including discontinued operations) pretax inventory, joint venture and goodwill impairments, land deposit write-offs and pre-acquisition costs of $1,092.7 million, $370.6 million, and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. We may incur additional inventory impairments going forward until our markets stabilize. During such time, we also may have to write down goodwill recorded in connection with acquisitions, write down our investments in unconsolidated joint ventures, make unanticipated cash contributions to joint ventures, and write off option deposits and pre-acquisition costs, putting further pressure on our financial and other covenants.

We are currently out of compliance with the consolidated tangible net worth covenant contained in our revolving credit facility and term loans and are operating under a waiver which expires on March 31, 2008. While we are in discussions with our bank group to amend our revolving credit facility and term loan financial covenants to provide us with greater flexibility, there can be no assurance that we will be successful in obtaining such an amendment, that we will be able to maintain compliance with the covenants if amended, or that we will be able to maintain compliance with the financial covenants contained in our outstanding notes. If we are unable to comply with any one or more of these financial covenants, and are unable to obtain a waiver for the noncompliance, we could be precluded from incurring additional borrowings and our obligation to repay indebtedness outstanding under the facility, our term loans, and our outstanding note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, such as the conditions we are currently experiencing which have resulted in impairments of a number of our land positions and write-offs of certain of our land option deposits and preacquisition costs. If current market conditions continue to deteriorate, our competition adjusts their pricing strategy or if other significant adverse changes in economic or market conditions occur, we may have to impair additional land holdings and work in progress, write down or write off goodwill recorded in connection with acquisitions, write down our investments in unconsolidated joint ventures, write off option deposits and preacquisition costs, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market.

While not a significant issue under current market conditions, our long term success also depends in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. Should suitable land opportunities become less available, it could limit our ability to develop new communities, increase land costs and negatively impact our sales and earnings.

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

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio, consolidated tangible net worth or borrowing base, could result in a credit ratings downgrade or changes in outlook, otherwise increase our cost of borrowing, or adversely affect our ability to obtain necessary funds. During 2007 and early 2008, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition coupled with the wide-spread decline in the general homebuilding market. It is possible that additional downgrades could occur if our financial condition deteriorates further and/or the outlook for the homebuilding industry declines further. Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings and adversely impact our financial position.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in numerous unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest. Our participation in these types of joint ventures has increased over time and will likely continue to represent a meaningful portion of our business. At December 31, 2007, we had invested an aggregate of $294.0 million in these joint ventures, which had borrowings outstanding of approximately $771.0 million, as compared to $301.6 million and $1,256.4 million at December 31, 2006, respectively.

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

•

Financing Risk. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. As the use of joint venture arrangements by us and our competitors increases and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing borrowings as such borrowings mature.

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

•

Illiquid Investment Risk. We lack a controlling interest in our joint ventures and therefore are generally unable to compel our joint ventures to sell assets, return invested capital, require additional capital contributions or take any other action without the vote of at least one or more of our venture partners. This means that, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

•

Partner Dispute. If we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement could be triggered or we may otherwise pursue a negotiated settlement involving the unwinding of the venture. In either case, we may sell our interest to our partner or purchase our partner’s interest. If we sell our interest, we will forgo the profit we would have otherwise earned with respect to the joint venture project and may be required to forfeit our invested capital and/or pay our partner to release us from our joint venture obligations. If we are required to purchase our partner’s interest, we will be required to fund this purchase, as well as the completion of the project, with corporate level capital and to consolidate the joint venture project onto our balance sheet, which could, among other things, adversely impact our liquidity and our leverage.

•

Consolidation Risk. The accounting rules for joint ventures are complex and the decision as to whether it is proper to consolidate a joint venture onto our balance sheet is fact intensive. If the facts concerning an unconsolidated joint venture were to change and a triggering event under applicable accounting rules were to occur, we might be required to consolidate previously unconsolidated joint ventures onto our balance sheet which could adversely impact our leverage.

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

The existence of the share lending facility and the short positions established in connection with the sale of our 6% convertible notes due 2012 could have the effect of causing the market price of our common stock to be lower over the term of the share lending facility than it would have been had we not entered into the facility. In addition, the share borrower has informed us that it intends to use the short position created by the share loan to facilitate transactions by which investors in our convertible notes may hedge their investments in such notes through short sales or privately negotiated transactions. The market price of our common stock could be further negatively affected by these or other short sales of our common stock.

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

Under current market conditions, we have experienced intense price competition as many builders seek to aggressively reduce their inventory levels and land holdings. Many of our competitors are better capitalized and have lower leverage than we do, which may position them to compete more effectively on price (which can trigger impairments) and better enable them to ride out the current industry-wide downturn.

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

In addition, new housing developments, including in California where a significant portion of our business is conducted, are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales, and/or profitability.

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

Our mortgage subsidiary may become obligated to repurchase loans it has sold in the secondary mortgage market or may become subject to borrower lawsuits.

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. While, as of December 31, 2007, our mortgage subsidiary had been required to repurchase only 0.04% and 0.35% of the total dollar value of the loans it originated in 2007 and 2006, respectively, as loan defaults in general increase it is possible that our mortgage subsidiary will be required to make a materially higher level of repurchases in the future. In addition, a number of homebuyers have initiated lawsuits against builders and lenders claiming, among other things, that builders pressured the homebuyers to make inaccurate statements on loan applications and/or that the lenders failed to correctly explain the terms of adjustable rate and interest only loans. A number of regulatory authorities have also indicated that they are investigating similar allegations. While we and our mortgage subsidiary have not experienced such lawsuits and are not, to our knowledge, the subject of any such investigations, as loan defaults increase the possibility of becoming subject to such a lawsuit or investigation becomes more likely. If our mortgage subsidiary experiences a higher level of repurchase obligations or we or our mortgage subsidiary become the subject of borrower lawsuits or regulatory authority action our financial results may be negatively impacted.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Irvine, California. The lease on this facility, which also includes space for our Orange County division and our financial services subsidiary, consists of approximately 58,000 square feet and expires in 2012. We lease approximately 60 other properties for our other division offices and design centers. For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Operating Data.”

ITEM 3.	LEGAL PROCEEDINGS

On August 16, 2007, Plaintiff Vinod Patel filed a Complaint in the United States District Court for the Central District of California, titled Patel v. Parnes, Case No. CV07-05364 MMM (SHx). The Complaint named Andrew Parnes, Standard Pacific’s Chief Financial Officer, as a defendant. On December 3, 2007, the Court appointed Pinellas Park Retirement System, Plumbers Local No. 98 Defined Benefit Pension Fund, and the City of Pontiac General Employees’ Retirement System as Lead Plaintiffs. On or about January 23, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint for Violations of Federal Securities Laws. The Consolidated Complaint names Andrew Parnes and Stephen Scarborough, Standard Pacific’s Chief Executive Officer, President and Chairman of the Board, as defendants. The Consolidated Complaint does not name the Company as a defendant. In the Consolidated Complaint, Plaintiffs seek to certify a class of all persons who purchased the publicly traded securities of Standard Pacific between October 27, 2005 and August 2, 2007. Plaintiffs allege that the price of Standard Pacific’s common stock was artificially inflated during this period because Mr. Parnes and Mr. Scarborough provided false and misleading earnings and sales guidance to the public that lacked a reasonable basis due to the adverse impact of rising interest rates, slowing housing markets and other macro-economic factors affecting Standard Pacific. Plaintiffs assert claims against Mr. Parnes and Mr. Scarborough for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and against Mr. Parnes for violation of Section 20A of the Securities Exchange Act of 1934.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held on December 11, 2007, Standard Pacific’s stockholders approved an amendment to the Standard Pacific Corp. restated certificate of incorporation to increase the total number of shares of capital stock that the Company is authorized to issue from 110,000,000 shares to 210,000,000 shares by increasing the total number of authorized shares of common stock from 100,000,000 to 200,000,000. Voting at the meeting was as follows:

Votes Cast For	Votes Cast Against	Abstentions	Broker Non-votes
55,432,262	5,934,785	58,231	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the New York Stock Exchange under the symbol “SPF.” The following table sets forth, for the fiscal quarters indicated, the reported high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and the common dividends paid per share.

	Year Ended December 31,
	2007			2006
	High	Low	Dividend	High	Low	Dividend
Quarter Ended
March 31	$30.52	$20.44	$0.04	$43.05	$31.01	$0.04
June 30	23.74	17.41	0.04	36.26	24.20	0.04
September 30	18.69	5.45	0.04	25.88	20.24	0.04
December 31	6.78	2.09	—	28.51	21.90	0.04

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We did not repurchase any shares under our stock repurchase program during the three months ended December 31, 2007.

As of February 20, 2008, the number of record holders of our common stock was 671.

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

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years. The Company’s common stock closing price on December 31, 2007 was $3.35 per share. On February 20, 2008 the Company’s common stock closed at $4.25 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. On August 29, 2005, we completed a two-for-one stock split effected in the form of a stock dividend. All prior period share and per share amounts have been restated to reflect such stock split.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$2,888,833	$3,740,470	$3,893,019	$3,330,305	$2,341,179
Financial Services	16,677	24,866	17,359	11,597	13,065

Total revenues from continuing operations	$2,905,510	$3,765,336	$3,910,378	$3,341,902	$2,354,244

Pretax Income (Loss):
Homebuilding (1)	$(846,479)	$220,812	$703,164	$509,932	$326,750
Financial Services	2,293	8,211	6,314	3,470	8,348

Pretax income (loss) from continuing operations	$(844,186)	$229,023	$709,478	$513,402	$335,098

Net Income (Loss):
Income (loss) from continuing operations	$(695,183)	$146,093	$439,950	$316,319	$204,379
Income (loss) from discontinued operations	(72,090)	(22,400)	1,034	(502)	—

Net income (loss)	$(767,273)	$123,693	$440,984	$315,817	$204,379

Basic Earnings (Loss) Per Share:
Continuing operations	$(10.74)	$2.24	$6.51	$4.69	$3.14
Discontinued operations	(1.11)	(0.34)	0.01	—	—

Basic earnings (loss) per share	$(11.85)	$1.90	$6.52	$4.69	$3.14

Diluted Earnings (Loss) Per Share:
Continuing operations	$(10.74)	$2.19	$6.29	$4.55	$3.04
Discontinued operations	(1.11)	(0.34)	0.01	(0.01)	—

Diluted earnings (loss) per share	$(11.85)	$1.85	$6.30	$4.54	$3.04

Weighted Average Common Shares Outstanding:
Basic	64,750,482	65,187,469	67,621,717	67,374,432	65,110,378
Diluted	64,750,482	66,756,286	69,969,466	69,572,206	67,221,470

Balance Sheet and Other Financial Data:
Total assets	$3,400,726	$4,502,941	$4,280,842	$3,013,233	$2,460,703
Adjusted homebuilding debt (2)	$1,774,408	$1,940,475	$1,528,408	$1,049,434	$996,169
Homebuilding debt (3)	$1,785,840	$1,953,880	$1,571,554	$1,079,061	$1,008,669
Financial services debt	$164,172	$250,907	$123,426	$81,892	$59,317
Stockholders’ equity	$994,991	$1,764,370	$1,739,159	$1,321,995	$1,033,201
Stockholders’ equity per share (4)	$15.34	$27.39	$25.91	$19.66	$15.26
Cash dividends declared per share	$0.12	$0.16	$0.16	$0.16	$0.16

(1)	The 2007 and 2006 homebuilding pretax income (loss) includes pretax impairment charges totaling $984.6 million and $334.9 million, respectively. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2 and 9 of the accompanying Consolidated Financial Statements for further discussion).
(2)	Adjusted homebuilding debt excludes the indebtedness related to liabilities from inventories not owned from continuing operations of $11.4 million, $13.4 million, $43.2 million, $29.6 million and $12.5 million, as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
(3)	Homebuilding debt includes the indebtedness related to liabilities from inventories not owned from continuing operations of $11.4 million, $13.4 million, $43.2 million, $29.6 million and $12.5 million, as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
(4)	At December 31, 2007, shares outstanding exclude 7,839,809 shares issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventories and Impairments

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

We assess the recoverability of real estate inventories in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

We evaluate real estate projects for inventory impairments when indicators of potential impairment are present. Indicators of impairment include, but are not limited to: significant decreases in local housing market values; significant decreases in gross margins and sales absorption rates; accumulation of costs in excess of budget; actual or projected operating or cash flow losses; current expectations that a real estate asset will more likely than not be sold before its previously estimated useful life.

We perform a detailed budget and cash flow review of each of our real estate projects on a quarterly basis to, among other things, determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying value of the asset. If the undiscounted cash flows are more than the carrying value of the real estate project, then no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the asset is deemed impaired and is written-down to its fair value. Generally, we evaluate the identifiable cash flows at the project level, however, this analysis is also performed at the lot or phase level when an operating loss is projected at such lower level. When estimating undiscounted future cash flows of a project, we are required to make various assumptions, including the following: (i) the expected sales prices and sales incentives to be offered, including the number of homes available and pricing and incentives being offered in other communities by us or by other builders; (ii) the expected sales pace and cancellation rates based on local housing market conditions and competition; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property such as the possibility of a sale of lots to a third party versus the sale of individual homes. Many of these assumptions are interdependent and changing one assumption generally requires a corresponding change to one or more of the other assumptions. For example, increasing or decreasing the sales absorption rate has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and promotional and advertising campaign costs). Depending on what objective we are trying to accomplish with a community, it could have a significant impact on the project cash flow analysis. For example, if our business objective is to drive delivery levels our project cash flow analysis will be different than if the business objective is to preserve operating margins. These objectives may vary significantly from project to project, from division to division, and over time with respect to the same project.

Once we have determined a real estate project is impaired, we calculate the fair value of the project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer (including us) would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin based on projected revenues, costs to develop land, and costs to construct and sell homes within a community. Under the discounted cash flow method, all estimated future cash inflows and outflows directly associated with the real estate project are discounted to calculate fair value. The net present value of these project cash flows are then compared to the carrying value of the asset to determine the amount of the impairment that is required. The land residual value analysis is the primary method that we use to calculate impairments as it is the principal method used by us and land sellers for determining the fair value of a residential parcel of land. In some cases we supplement our land residual value analysis with a discounted cash flow analysis in evaluating the fair value of larger longer-term projects, including joint ventures, that require a significant amount of land development. In addition, due to the longer time frame involved to develop and sell assets within such projects, in some instances we incorporate a certain level of inflation into our projected revenue and cost assumptions. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer-term in duration. Due to the inherent uncertainty in the estimation process, significant volatility in the demand for new housing, and the availability of mortgage financing for potential homebuyers, actual results could differ significantly from our estimates.

From time to time, we write-off deposits and preacquisition costs related to land options that we decide not to exercise. The decision not to exercise a land option takes into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including the timing of land takedowns), the availability and best use of our capital, and other factors. The write-off is charged to other income (expense) in our consolidated statement of operations in the period that it is deemed probable that the optioned property will not be acquired. If we recover deposits and/or preacquisition costs which were previously written off, the recoveries are recorded to homebuilding other income (expense) in the period received.

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

The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before delivery. Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a periodic basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales in connection with the sale of homes.

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

Limited Partnerships and Limited Liability Companies

We analyze our homebuilding and land development joint ventures under FIN 46R (as discussed above) and Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) when determining whether the entity should be consolidated. Limited partnerships or similar entities, such as limited liability companies, that do not meet the definition of a variable interest entity under FIN 46R must be evaluated under EITF 04-5. Under EITF 04-5, the presumption is that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Examples of these participatory rights include, but are not limited to:

•	selecting, terminating or setting compensation levels for management that sets policies and procedures for the entity;

•	establishing and approving operating and capital decisions of the entity, including budgets, in the ordinary course of business;

•	setting and approving sales price releases; and

•	approving material contracts.

Evaluating whether the limited partners or non-managing members have substantive participatory rights is subjective and requires substantial judgment including the evaluation of various qualitative and quantitative factors. Some of these factors include:

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

If we are the general partner or managing member and it is determined that the limited partners or non-managing member have either kick-out rights or substantive participatory rights as described above, then we account for the joint venture under the equity method of accounting. If the limited partners or non-managing members do not have either of these rights, then we would consolidate the related joint venture under EITF 04-5. At certain times throughout fiscal 2007 we consolidated certain joint ventures into our consolidated financial statements in accordance with EITF 04-5; however, as of December 31, 2007, we did not have any joint ventures consolidated in our balance sheets as a result of EITF 04-5.

Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our share of joint venture losses from land sales to us are recorded in the current period. Our ownership interests in our unconsolidated joint ventures vary but are generally less than or equal to 50%. In certain instances, our ownership interest in these unconsolidated joint ventures may be greater than 50%; however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights.

Business Combinations and Goodwill

We account for acquisitions of other businesses under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. The estimation of fair values of assets and liabilities and the allocation of purchase price requires a substantial degree of judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition, are generally in various stages of development. Actual revenues, costs and time to complete and sell a community could vary from estimates used to determine the allocation of purchase price between tangible and intangible assets. The allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of expenses and therefore impact our current and future operating results. Our reported income (loss) from an acquired company includes the operations of the acquired company from the date of acquisition.

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed has been capitalized as goodwill in the accompanying consolidated balance sheets in accordance with SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. We test goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our homebuilding operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted cash flows. Each division’s discounted cash flows consist of a 10-year projection and a terminal value calculation. The discount rates used to calculate the net present value of future cash flows approximated our estimated pretax cost of capital. The terminal value is based on the present value of a stabilized cash flow estimate (including an expected growth rate) that we expect the operating division to generate beyond the tenth year of the projected cash flows. Other assumptions and factors that are evaluated in connection with analyzing the discounted cash flows of a division, include but are not limited to:

•	historical and projected revenue and volume levels;

•	historical and projected gross margins and pretax income levels;

•	historical and projected inventory turn ratio; and

•	estimated capital requirements.

If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill.

Inherent in our fair value determinations are certain judgments and estimates. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

Warranty Accruals

In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers. Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. Amounts accrued are based upon historical experience rates. We review the adequacy of the warranty accruals each reporting period by evaluating the historical warranty experience in each market in which we operate, and the warranty accruals are adjusted as appropriate for current quantitative and qualitative factors. Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ from our currently estimated amounts.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carryback net operating losses to tax years where we have previously paid income taxes based on applicable federal and state law; and (ii) our ability to generate taxable income in the future during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

We generated significant deferred tax assets in 2006 and 2007 largely due to inventory, joint venture and goodwill impairments we incurred during those years. Under SFAS 109, reliance on projections of future taxable income are often times prohibited or limited when companies are in a cumulative loss position. As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length and the fact that we were in a cumulative loss position as of December 31, 2007, we recorded a noncash valuation allowance of $180.5 million against our net deferred tax asset during the 2007 fourth quarter. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us in the near-term would increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in SFAS 109.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2007	% Change		2006	% Change		2005
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,607,824	(30%	)	$3,710,059	(4%	)	$3,863,467
Land sale revenues	281,009	824%		30,411	3%		29,552

Total revenues	2,888,833	(23%	)	3,740,470	(4%	)	3,893,019

Cost of home sales	(2,520,157)	(15%	)	(2,950,922)	5%		(2,805,348)
Cost of land sales	(568,539)	646%		(76,179)	295%		(19,285)

Total cost of sales	(3,088,696)	2%		(3,027,101)	7%		(2,824,633)

Gross margin	(199,863)	(128%	)	713,369	(33%	)	1,068,386

Gross margin percentage	(6.9% )			19.1%			27.4%

Selling, general and administrative expenses	(387,981)	(12%	)	(441,960)	4%		(424,717)
Income (loss) from unconsolidated joint ventures	(190,025)	4,810%		(3,870)	(107%	)	58,974
Other income (expense)	(68,610)	47%		(46,727)	(9,069%	)	521

Homebuilding pretax income (loss)	(846,479)	(483%	)	220,812	(69%	)	703,164

Financial Services:
Revenues	16,677	(33%	)	24,866	43%		17,359
Expenses	(16,045)	(17%	)	(19,438)	40%		(13,901)
Income from unconsolidated joint ventures	1,050	(45%	)	1,911	(15%	)	2,252
Other income	611	(30%	)	872	44%		604

Financial services pretax income	2,293	(72%	)	8,211	30%		6,314

Income (loss) from continuing operations before income taxes	(844,186)	(469%	)	229,023	(68%	)	709,478
(Provision) benefit for income taxes	149,003	(280%	)	(82,930)	(69%	)	(269,528)

Income (loss) from continuing operations	(695,183)	(576%	)	146,093	(67%	)	439,950
Income (loss) from discontinued operations, net of income taxes	(52,540)	135%		(22,400)	(2,266%	)	1,034
Loss from disposal of discontinued operations, net of income taxes	(19,550)	—		—	—		—

Net income (loss)	$(767,273)	(720%	)	$123,693	(72%	)	$440,984

Basic Earnings (Loss) Per Share:
Continuing operations	$(10.74)	(579%	)	$2.24	(66%	)	$6.51
Discontinued operations	(1.11)	226%		(0.34)	(3,500%	)	0.01

Basic earnings (loss) per share	$(11.85)	(724%	)	$1.90	(71%	)	$6.52

Diluted Earnings (Loss) Per Share:
Continuing operations	$(10.74)	(590%	)	$2.19	(65%	)	$6.29
Discontinued operations	(1.11)	226%		(0.34)	(3,500%	)	0.01

Diluted earnings (loss) per share	$(11.85)	(741%	)	$1.85	(71%	)	$6.30

Net cash provided by (used in) operating activities	$655,558			$(290,580)			$(205,244)

Net cash provided by (used in) investing activities	$(197,815)			$(133,528)			$(257,294)

Net cash provided by (used in) financing activities	$(258,285)			$427,588			$340,357

Adjusted Homebuilding EBITDA (1)	$298,456			$706,274			$793,840

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) impairment charges, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income (loss) from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

Selected Financial Information (continued)

(1)	Continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2007	2006	2005

	(Dollars in thousands)
Net cash provided by (used in) operating activities	$655,558	$(290,580)	$(205,244)
Add:
Provision for (benefit from) income taxes	(188,954)	70,040	269,830
Deferred tax valuation allowance	(180,480)	—	—
Expensing of previously capitalized interest included in cost of sales	131,182	88,933	64,580
Excess tax benefits from share-based payment arrangements	1,498	2,697	—
Gain (loss) on early extinguishment of debt	2,765	—	(5,938)
Less:
Income (loss) from financial services subsidiary	632	5,428	3,458
Depreciation and amortization from financial services subsidiary	703	582	580
Loss on sale of property and equipment	1,439	—	—
Net changes in operating assets and liabilities:
Trade and other receivables	(45,083)	2,739	47,869
Mortgage loans held for sale	(99,618)	125,123	41,265
Inventories-owned	(399,325)	610,944	562,305
Inventories-not owned	(10,449)	(89,929)	69,632
Deferred income taxes	135,741	126,587	20,700
Other assets	245,723	(189)	14,114
Accounts payable	13,105	5,638	(16,267)
Accrued liabilities	39,567	60,281	(64,968)

Adjusted Homebuilding EBITDA	$298,456	$706,274	$793,840

Overview

During 2007, our operations continued to be impacted by weak housing demand in most of the major housing markets across the country. The decline in demand throughout 2006 and 2007 led to significant home price reductions and incentives to move inventory which eroded our margins and triggered asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, more limited availability of mortgage credit, growing levels of both new and existing housing inventory levels and weaker homebuyer confidence. These conditions created a much more competitive market for new homes which has contributed to slower sales rates, high levels of cancellations and a reduction in home prices.

As demand in our markets decreased and our volumes slowed during 2006 and continued into 2007, we implemented a plan to adjust our operating strategy, transitioning from a focus on growth and diversification to an emphasis on generating positive cash flow, improving our balance sheet and improving our liquidity.

During the year ended December 31, 2007, we generated positive cash flows which resulted in a $201.8 million year-over-year increase in homebuilding cash on our balance sheet and a reduction in the level of consolidated homebuilding debt by approximately $168.0 million. In addition, we received approximately $235.6 million in cash in February 2008 related to the receipt of our 2007 federal income tax refund. We also believe that we will generate positive cash flow for the year ending 2008.

For the year ended December 31, 2007 we incurred a net loss of $767.3 million, or $11.85 per diluted share, compared to net income of $123.7 million, or $1.85 per diluted share, in 2006. The decrease in net income was driven primarily by a $1,067.3 million decline in homebuilding pretax results to a loss of $846.5 million. Our results for the year ended December 31, 2007 included pretax impairment charges (including discontinued operations) totaling $1,092.7 million, or $670.7 million or $10.36 per diluted share after tax, which is discussed in more detail below.

For the year ended December 31, 2006 we generated net income of $123.7 million, or $1.85 per diluted share, compared to net income of $441.0 million, or $6.30 per diluted share, in 2005. The decrease in net income was driven primarily by a 69% decrease in homebuilding pretax income to $220.8 million. Our results for the year ended December 31, 2006 included pretax impairment charges (including discontinued operations) of $370.6 million, or $236.4 million or $3.54 per diluted share after tax.

Homebuilding

	Year Ended December 31,
	2007	% Change		2006	% Change		2005
	(Dollars in thousands)
Homebuilding pretax income (loss):
California	$(524,856)	(1,243%	)	$45,914	(91%	)	$504,902
Southwest (1)	(165,685)	(502%	)	41,195	(40%	)	68,396
Southeast	(150,808)	(216%	)	130,267	(13%	)	150,098
Corporate	(5,130)	(249%	)	3,436	(117%	)	(20,232)

Total homebuilding pretax income (loss)	$(846,479)	(483%	)	$220,812	(69%	)	$703,164

Homebuilding pretax impairment charges:
California	$577,990	119%		$264,030	29,237%		$900
Southwest (1)	211,075	345%		47,473	2,447%		1,864
Southeast	195,527	734%		23,433	—		—

Total homebuilding pretax impairment charges	$984,592	194%		$334,936	12,018%		$2,764

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

We incurred a homebuilding pretax loss from continuing operations of $846.5 million in 2007 compared to pretax income of $220.8 million in 2006. The decrease in pretax results was driven by a 23% decrease in homebuilding revenues to $2.9 billion, a negative 6.9% homebuilding gross margin percentage, a $186.2 million increase in joint venture loss (to a loss of $190.0 million) and a $21.9 million increase in other expense, which was offset in part by a $54.0 million decrease in the absolute level of selling, general and administrative (“SG&A”) expenses. Our homebuilding operations for the year ended December 31, 2007 included the following pretax charges from continuing operations: a $705.4 million inventory impairment charge including $291.2 million for land sold or held for sale; a $202.3 million charge related to our share of joint venture inventory impairments; a $22.5 million charge related to the write off of land option deposits and capitalized preacquisition costs for abandoned projects; and a $54.3 million goodwill impairment charge. The inventory impairment charges are included in cost of sales, the joint venture charges are included in income (loss) from unconsolidated joint ventures, and the land deposit and capitalized preacquisition cost write-offs and the goodwill impairment charge are included in other expense.

Homebuilding pretax income from continuing operations for 2006 decreased 69% to $220.8 million compared to the record level of $703.2 million achieved in 2005. The decrease in pretax income in 2006 as compared to 2005 was driven by a 4% decrease in homebuilding revenues to $3.7 billion, an 830 basis point decrease in our homebuilding gross margin percentage to 19.1%, a $62.8 million decrease in homebuilding joint venture income (to a loss of $3.9 million), a $17.2 million increase in our SG&A expenses, and a $47.2 million increase in other expense. Our homebuilding operations for 2006 included the following pretax impairment charges from continuing operations: a $234.6 million inventory impairment charge including $46.0 million for land sold or held for sale; a $42.5 million pretax charge related to our share of joint venture inventory impairments; a $51.5 million pretax charge related to the write off of option deposits and preacquisition costs for abandoned projects; and $6.2 million related to impairments of goodwill.

	Year Ended December 31,
	2007	% Change		2006	% Change		2005
	(Dollars in thousands)
Homebuilding revenues:
California	$1,484,047	(23%	)	$1,931,164	(11%	)	$2,170,243
Southwest (1)	793,455	(7%	)	853,653	18%		721,830
Southeast	611,331	(36%	)	955,653	(5%	)	1,000,946

Total homebuilding revenues	$2,888,833	(23%	)	$3,740,470	(4%	)	$3,893,019

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

The 23% decrease in homebuilding revenues from continuing operations for the year ended December 31, 2007 was primarily attributable to a 26% decrease in new home deliveries (exclusive of joint ventures) and, to a lesser extent, a 5% decrease in our consolidated average home price to $377,000. These decreases were partially offset by a $250.6 million year-over-year increase in land sale revenues. Land sales from continuing operations totaled $281.0 million for the year ended December 31, 2007 and represented the sale of approximately 6,400 lots, which were primarily in Phoenix, Northern California, Tampa, South and Southwest Florida, and Las Vegas. Including our Tucson and San Antonio divisions, which were included in discontinued operations, total companywide land sale revenues totaled approximately $338.9 million related to the disposal of approximately 10,400 lots that had a net book value of approximately $600.7 million.

Homebuilding revenues from continuing operations for 2006 decreased 4% from 2005 as a result of a 14% decrease in new home deliveries (exclusive of joint ventures), which was partially offset by an 11% increase in our consolidated average home price from 2005 to $395,000.

	Year Ended December 31,
	2007	% Change		2006	% Change		2005
New homes delivered:
Southern California	1,476	(28%	)	2,060	3%		1,993
Northern California	713	11%		643	(45%	)	1,173

Total California	2,189	(19%	)	2,703	(15%	)	3,166

Arizona (1)	1,029	(27%	)	1,400	(22%	)	1,803
Texas (1)	984	(11%	)	1,100	33%		828
Colorado	388	(17%	)	466	1%		461
Nevada	68	—		—	—		—

Total Southwest	2,469	(17%	)	2,966	(4%	)	3,092

Florida	1,314	(52%	)	2,710	(24%	)	3,576
Carolinas	946	(6%	)	1,008	(2%	)	1,032

Total Southeast	2,260	(39%	)	3,718	(19%	)	4,608

Consolidated total	6,918	(26%	)	9,387	(14%	)	10,866

Unconsolidated joint ventures (2):
Southern California	348	274%		93	41%		66
Northern California	123	4%		118	(42%	)	203
Illinois	28	(32%	)	41	—		—

Total unconsolidated joint ventures	499	98%		252	(6%	)	269

Discontinued operations (including joint ventures) (2)	634	(44%	)	1,124	101%		559

Total (including joint ventures) (2)	8,051	(25%	)	10,763	(8%	)	11,694

(1)	Arizona and Texas exclude our Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

In California, new home deliveries (exclusive of joint ventures) decreased 19% in 2007 as compared to 2006. Deliveries were off 28% in Southern California reflecting the slowdown in order activity experienced throughout the latter half of 2006 coupled with the historically high cancellation rates experienced in 2006, both of which resulted in a much lower backlog of presold homes entering 2007 compared to 2006. While still at depressed levels, deliveries in Northern California increased 11% and were driven by an increase in orders in 2007 as compared to 2006.

For 2006, new home deliveries in California (exclusive of joint ventures) decreased 15% as compared to 2005. Deliveries were up 3% in Southern California in 2006 as compared to 2005 as a result of having 33% more communities open during 2006, which was substantially offset by a drop in housing demand in 2006. In Northern California, deliveries were down 45% in 2006 as compared to 2005 which reflected the slowdown in new home demand that began to surface in the region in the second half of 2005.

In the Southwest, new home deliveries were down 17% in 2007 as compared to 2006. Deliveries in Arizona decreased 27% in 2007 as compared to 2006 reflecting the decrease in order activity during the latter half of 2006 and into 2007 combined with a significant decrease in our backlog levels in the state due to high cancellation rates experienced during the latter half of 2006. In Texas, new home deliveries were down 11% in 2007, driven primarily by a significant decline in housing demand in Dallas, which was partially offset by a modest increase in deliveries from our Austin operation. In Colorado, deliveries were off 17% for 2007 in what has continued to be a challenging housing market.

For 2006, new home deliveries in the Southwest decreased 4% as compared to 2005. Deliveries in Arizona in 2006 were down 22% from 2005, which reflected weaker housing demand which surfaced in 2005, combined with a significant jump in the Phoenix division’s cancellation rate during 2006. New home deliveries in Texas in 2006 were up 33% over 2005 as a result of stronger market conditions in Dallas and Austin during the first half of 2006, while deliveries were up nominally in Colorado in 2006.

New home deliveries in our Southeast region (exclusive of joint ventures) decreased 39% in 2007 as compared to 2006. This decrease was primarily due to a 52% drop in Florida deliveries due to weaker housing demand experienced throughout the state in 2006 and 2007. In the Carolinas, deliveries were off 6% in 2007 as compared to 2006 driven by a decrease in deliveries from both our Raleigh and Charlotte operations.

For 2006, deliveries in the Southeast were down 19% (exclusive of joint ventures) from 2005 levels. In Florida, new home deliveries were off 24% in 2006 as compared to 2005. The lower Florida delivery total was due to weaker housing demand which began in late 2005, combined with a meaningful increase in our cancellation rate in the state during 2006. In the Carolinas, deliveries were down slightly in 2006 from 2005 primarily as a result of a 24% decrease in deliveries from our Raleigh division, which was offset in part by a 34% increase in deliveries from our Charlotte operation. The decrease in deliveries in Raleigh and increase in deliveries in Charlotte were partially attributable to a decrease and increase, respectively, in community count in each of these divisions during 2006.

	Year Ended December 31,
	2007	% Change		2006	% Change		2005
Average selling prices of homes delivered:
Southern California	$651,000	(9%	)	$718,000	5%		$683,000
Northern California	498,000	(29%	)	701,000	4%		675,000

Total California	601,000	(16%	)	714,000	5%		680,000

Arizona (1)	304,000	2%		299,000	41%		212,000
Texas (1)	253,000	5%		242,000	5%		230,000
Colorado	355,000	14%		312,000	(3%	)	320,000
Nevada	316,000	—		—	—		—

Total Southwest	292,000	4%		280,000	20%		233,000

Florida	267,000	(4%	)	279,000	21%		231,000
Carolinas	232,000	20%		193,000	21%		160,000

Total Southeast	253,000	(1%	)	255,000	19%		215,000

Consolidated (excluding joint ventures)	377,000	(5%	)	395,000	11%		356,000
Unconsolidated joint ventures (2)	565,000	(18%	)	689,000	(6%	)	732,000

Total (including joint ventures) (2)	$390,000	(3%	)	$403,000	10%		$365,000

Discontinued operations (including joint ventures) (2)	$200,000	9%		$183,000	(2%	)	$187,000

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During 2007, our companywide average home price from continuing operations (exclusive of joint ventures) decreased 5% from the prior year to $377,000. The overall decrease was primarily due to the meaningful level of incentives and discounts required to sell homes in most of our markets, offset in part by changes in the geographic mix of our deliveries from the prior year. During 2006, our consolidated average home price from continuing operations (exclusive of joint ventures) increased 11% from 2005 to $395,000. The overall increase was primarily due to changes in the geographic mix of our deliveries during 2006 as compared to 2005, as well as due to general price appreciation experienced in 2005 and early 2006.

Our average home price in California (exclusive of joint ventures) for 2007 decreased 16% from 2006 driven by the increased use of incentives and discounts and the following regional changes. The average home price in Southern California was off 9% for the year ended December 31, 2007 primarily due to increased incentives and discounts required to generate sales, which was offset in part by a slightly higher proportion of deliveries generated in 2007 compared to 2006 from our Orange County division, which generally delivers more expensive homes (including the delivery of 9 homes during 2007 from a high-end coastal project where sales prices were in the $6 million to $8 million range). In Northern California, the average home price was down 29% from 2006 as a result of the increased level of incentives and discounts used to sell homes in 2007 compared to 2006, combined with the delivery of a greater percentage of homes from our more affordable Sacramento and Central Valley markets in 2007.

For 2006, our average home price in California (exclusive of joint ventures) increased 5% over 2005. In Southern California and Northern California, our average home price increased 5% and 4%, respectively, in 2006 compared to 2005 as a result of the strong level of price appreciation experienced during 2005 and early 2006.

In the Southwest, our average home price for 2007 increased 4% over 2006. Our average price in Arizona increased 2% year-over-year reflecting a change in product mix towards larger more expensive homes, partially offset by an increase in incentives utilized to generate sales. In Texas, our average home price increased 5% in 2007 primarily due to an increase in our average home price in our Dallas division due to a shift in product mix and, to a lesser extent, a modest increase in prices from our Austin division. The 14% increase in average price in Colorado in 2007 reflected a shift in product mix.

For 2006, our average home price in the Southwest increased 20% over 2005. Our average price in Arizona in 2006 increased 41% over 2005, primarily reflecting the strong level of price appreciation experienced in Phoenix during most of 2005 and the early part of 2006. Our average home price in Texas in 2006 increased 5% compared to 2005, due to modest price increases experienced in Dallas and Austin, while the 3% year-over-year decrease in average sales price in Colorado in 2006 was due primarily to a shift in product mix.

Our average home price in the Southeast (exclusive of joint ventures) for 2007 decreased 1% over the year earlier period. In Florida, our average sales price in 2007 was down 4% from 2006 and primarily reflected the increase in the level of incentives and discounts used to sell homes across all of our Florida markets, offset in part by a geographic and product mix shift within the state. Our average price in the Carolinas for 2007 was up 20% from 2006 and primarily reflected a change in product mix towards larger, more expensive homes in both of our markets in the state.

Our average home price in the Southeast (exclusive of joint ventures) for 2006 increased 19% over 2005. Our average price in Florida increased 21% in 2006 primarily driven by general price appreciation experienced throughout the state in 2005 and, to a lesser degree, a shift in product mix. Our average price in the Carolinas increased 21% in 2006 primarily reflecting a change in delivery mix and to a smaller extent, general price appreciation experienced during 2005 and 2006.

Gross Margin

Our 2007 homebuilding gross margin percentage from continuing operations was down year-over-year to a negative 6.9% from a positive 19.1% in 2006. For 2007, we reviewed a total of 326 projects (excluding joint ventures) for impairments (which represented all of our consolidated projects held during the year) and recorded impairments on 132 projects totaling $705.4 million, of which $414.2 million related to ongoing projects, while $291.2 million related to land or lots that have been or are intended to be sold to third parties. These impairments related primarily to projects located in California, Florida and Arizona and to a lesser degree Nevada, Texas and Colorado. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the year ended December 31, 2007 were approximately 10% to 12%, which represented discount rates generally in the 15% to

20% range. Our gross margin from home sales was $87.7 million, or 3.4%, for 2007 versus $759.1 million, or 20.5%, for 2006. Excluding the housing inventory impairment charges from continuing operations, our gross margin percentage from home sales would have been 19.2% for 2007 versus 25.5% in 2006 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 630 basis point decrease in the year-over-year as adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida. The lower gross margins in these markets reflected high levels of incentives and discounts required to sell homes as a result of weaker demand during the latter half of 2006 and throughout 2007 related to decreased affordability, more limited availability of mortgage credit, and an increased supply of new and existing homes available for sale in the marketplace. These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

Our 2006 homebuilding gross margin percentage from continuing operations of 19.1% was down from 27.4% in 2005. For 2006, we reviewed 396 projects (excluding joint ventures) for impairments (which represented all of our consolidated projects held during the year) and recorded impairments on 59 projects totaling $234.6 million, of which $188.6 million related to ongoing projects, while $46.0 million related to land or lots that have been or are intended to be sold to third parties. These impairments related primarily to projects in California, Arizona and Nevada, and to a smaller degree, impairment charges in Florida and Texas. Our gross margin from home sales was $759.1 million, or 20.5%, for 2006 versus $1,058.1 million, or 27.4% for 2005. Excluding the housing inventory impairment charges from continuing operations, our gross margin percentage from home sales would have been 25.5% for 2006 versus 27.5% for 2005 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 200 basis point decrease in the 2006 as adjusted gross margin percentage, was driven primarily by lower gross margins in California, partially offset by higher gross margin percentages in Florida and Arizona. In addition, margins in the Carolinas and Texas improved in 2006 as compared to 2005. The higher gross margin percentages in Florida and Arizona in 2006 reflected our ability to raise home prices during most of 2005 as a result of healthy housing demand during 2005 while the lower margins in California reflected the softer market conditions that surfaced at the end of 2005.

The table set forth below reconciles our gross margin from home sales for the years ended December 31, 2007, 2006, and 2005, excluding pretax impairment charges:

	Year Ended December 31,
	2007	Gross Margin %	2006	Gross Margin %	2005	Gross Margin %
	(Dollars in thousands)
Home sale revenues	$2,607,824		$3,710,059		$3,863,467
Cost of home sales	(2,520,157)		(2,950,922)		(2,805,348)

Gross margin from home sales	87,667	3.4%	759,137	20.5%	1,058,119	27.4%
Add: Housing inventory impairment charges	414,244		188,602		2,539

Gross margin from home sales, as adjusted	$501,911	19.2%	$947,739	25.5%	$1,060,658	27.5%

We believe that the measures described above which exclude the effect of inventory impairment charges are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to inventory impairments. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

SG&A Expenses

Our SG&A expense rate from continuing operations (including corporate G&A) for 2007 increased 160 basis points to 13.4% of homebuilding revenues compared to 11.8% for 2006. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to a lower level of revenues to spread these costs over as well as due to a higher level of sales and marketing costs as a percentage of revenues as a result of our focus on generating sales in these challenging market conditions and an increase in stock-based compensation expense. These increases were offset in part by a reduction in personnel costs to better align our overhead with the weaker housing market as well as due to a reduction in the level of profit-based incentive compensation expense in 2007 as compared to 2006.

For 2006, our SG&A rate increased 90 basis points to 11.8% of homebuilding revenues as compared to 10.9% for 2005. The higher level of SG&A expenses as a percentage of homebuilding revenues was primarily due to: (1) increased levels of sales and marketing expenses, including outside sales commissions and advertising, needed to generate sales in light of the slowdown in new housing demand in our largest markets, (2) an increase in the number of actively selling communities and the related costs associated with opening and operating model home complexes, and (3) additional overhead incurred in connection with our start-up operations in Bakersfield and the Central Valley of California and Las Vegas. These increases were partially offset by a decrease in incentive-based compensation as a result of the lower level of homebuilding profits as a percentage of revenues in 2006 as compared to 2005.

Unconsolidated Joint Ventures

We recognized a $190.0 million loss from continuing operations from unconsolidated joint ventures during 2007 compared to a loss of $3.9 million in 2006. The loss in 2007 reflected a $202.3 million pretax charge related to our share of joint venture inventory impairments related to 30 projects located predominantly in California and to a much smaller degree, in Arizona, Texas and Illinois. Excluding the impairment charges, we generated joint venture income of $12.3 million for 2007, of which approximately $8.1 million was generated from profits related to land sales while approximately $4.2 million was generated from new home deliveries (please see the table set forth below reconciling this non-GAAP measure to our income (loss) from joint ventures). Deliveries from our unconsolidated homebuilding joint ventures totaled 499 new homes in 2007 versus 252 last year. The operating results of our unconsolidated joint ventures were also adversely impacted by lower gross margins generated in 2007 as compared to 2006 as a result of increased incentives and discounts required to generate sales in the weaker housing market described above.

For 2006, we recognized a $3.9 million loss from unconsolidated joint ventures as compared to joint venture income of $59.0 million in 2005. The loss in 2006 reflected a $42.5 million pretax charge related to our share of joint venture inventory impairments related to 6 projects, which were primarily in California. Excluding the impairment charges, we generated joint venture income of $38.6 million for 2006 of which approximately $23.2 million was generated from profits related to land sales and approximately $15.4 million was generated from new home deliveries (please see the table set forth below reconciling this non-GAAP measure to our income (loss) from joint ventures). Deliveries from our unconsolidated homebuilding joint ventures totaled 252 in 2006 versus 269 in 2005.

The table set forth below reconciles our income (loss) from homebuilding and land development joint ventures for the years ended December 31, 2007 and 2006 excluding pretax impairment charges:

	Year Ended December 31, 2007
	Homebuilding	Land Development	Total
	(Dollars in thousands)
Income (loss) from unconsolidated joint ventures	$(99,288)	$(90,737)	$(190,025)
Add: Joint venture inventory impairment charges	103,518	98,791	202,309

Income (loss) from joint ventures, as adjusted	$4,230	$8,054	$12,284

	Year Ended December 31, 2006
	Homebuilding	Land Development	Total
	(Dollars in thousands)
Income (loss) from joint ventures	$(27,079)	$23,209	$(3,870)
Add: Joint venture inventory impairment charges	42,521	—	42,521

Income (loss) from joint ventures, as adjusted	$15,442	$23,209	$38,651

We believe that the measures described above which exclude the effect of impairment charges are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to inventory impairments for the respective unconsolidated joint ventures. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Other Income (Expense)

Included in other income (expense) from continuing operations for 2007 and 2006 were pretax charges of approximately $22.5 million and $51.5 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. Also included in other income (expense) from continuing operations for 2007 and 2006 were goodwill impairment charges of approximately $54.3 million and $6.2 million, respectively. The goodwill impairment charges from continuing operations for 2007 related to our Jacksonville, Orlando, Tampa, South Florida, and Raleigh divisions. For 2006, the goodwill impairment charges related to our Colorado and Southwest Florida divisions. For 2007, these charges were partially offset by a $2.8 million gain realized on the early extinguishment of $24 million of our 6 1/2% senior notes due 2008 that were purchased in the open market during the fourth quarter. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions and any decision to abandon additional land purchase transactions could lead to further deposit and capitalized preacquisition cost write-offs. Until market conditions stabilize, we may also incur additional goodwill impairment charges.

	Year Ended December 31,
	2007	% Change		2006	% Change		2005
Net new orders (1):
Southern California	1,377	11%		1,246	(47%	)	2,330
Northern California	735	66%		444	(39%	)	732

Total California	2,112	25%		1,690	(45%	)	3,062

Arizona (2)	593	(18%	)	720	(60%	)	1,822
Texas (2)	844	(19%	)	1,038	(2%	)	1,061
Colorado	363	(10%	)	404	(12%	)	460
Nevada	86	682%		11	—		—

Total Southwest	1,886	(13%	)	2,173	(35%	)	3,343

Florida	837	(26%	)	1,131	(63%	)	3,049
Carolinas	862	(13%	)	994	(7%	)	1,074

Total Southeast	1,699	(20%	)	2,125	(48%	)	4,123

Consolidated total	5,697	(5%	)	5,988	(43%	)	10,528

Unconsolidated joint ventures (3):
Southern California	392	216%		124	(10%	)	138
Northern California	110	(7%	)	118	(7%	)	127
Illinois	16	(41%	)	27	(16%	)	32

Total unconsolidated joint ventures	518	93%		269	(9%	)	297

Discontinued operations	522	(39%	)	860	68%		513

Total (including joint ventures) (3)	6,737	(5%	)	7,117	(37%	)	11,338

Average number of selling communities during the year:
Southern California	39	8%		36	33%		27
Northern California	25	39%		18	38%		13

Total California	64	19%		54	35%		40

Arizona (2)	18	(18%	)	22	69%		13
Texas (2)	25	19%		21	62%		13
Colorado	11	(21%	)	14	17%		12
Nevada	4	300%		1	—		—

Total Southwest	58	—		58	—		38

Florida	47	(2%	)	48	(8%	)	52
Carolinas	27	35%		20	5%		19

Total Southeast	74	9%		68	(4%	)	71

Consolidated total	196	9%		180	21%		149

Unconsolidated joint ventures (3):
Southern California	14	367%		3	50%		2
Northern California	7	40%		5	67%		3
Illinois	2	100%		1	—		—

Total unconsolidated joint ventures	23	156%		9	80%		5

Discontinued operations	25	9%		23	15%		20

Total (including joint ventures) (3)	244	15%		212	22%		174

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of contracts for the purchase of homes.
(2)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders from continuing operations companywide (exclusive of joint ventures) for 2007 totaled 5,697 homes, a 5% decrease from 2006. The decrease in net new orders resulted primarily from weaker housing market conditions experienced in all of the markets in which we operate. This overall decrease was offset in part by an increase in orders from our California operations and a nominal level of net new orders generated from our new Las Vegas division. Our consolidated sales cancellation rate from continuing operations for 2007 was 30% of gross orders compared to 36% in 2006. Despite the positive comparisons in some of our markets, our absolute sales absorption rates continue to reflect difficult housing conditions in most of our markets, resulting from reduced housing affordability and the growing levels of completed new and existing homes available for sale, including an increasing level of foreclosure properties in the marketplace. These conditions were exacerbated further as a result of the increased tightening of available mortgage credit for homebuyers, including increasing pricing for jumbo loans and the substantial reduction in availability of subprime and “Alt-A” mortgage products (i.e., reduced documentation loans). All of these conditions have contributed to an erosion of homebuyer confidence.

For 2006, net new orders companywide (exclusive of joint ventures) decreased 43% from 2005. The overall decline in unit orders resulted from weaker demand for homes in our three largest markets: California, Florida and Arizona. Our consolidated cancellation rate for 2006 was 36% of gross orders compared to 18% in 2005. The lower level of demand in these markets was generally attributable to the changing market conditions described above.

Net new orders in California (exclusive of joint ventures) for 2007 increased 25% from 2006 on a 19% higher community count. Net new home orders were up 11% in 2007 in Southern California on an 8% higher average community count. The increase was due to a higher community count, additional incentives and more aggressive marketing strategies employed in 2007, as well as a decrease in the region’s 2007 cancellation rate, from 41% in 2006 to 31% in 2007. However, during the 2007 fourth quarter net new orders in Southern California tapered off and were down 17% as compared to the 2006 fourth quarter on an 11% higher average community count. The 2007 fourth quarter decrease was due to weaker overall housing demand and an increase in the 2007 fourth quarter cancellation rate to 41%. In Northern California, net new orders were up 66% in 2007 on a 39% higher community count as compared to 2006. While our order activity increased for the full 2007 year in this region as a result of a more competitive pricing strategy, conditions remained challenging in our Northern California divisions as evidenced by the 2% decline in our 2007 fourth quarter net new orders on a 23% higher community count compared to the prior year comparable quarter. In addition, sales cancellation rates in Northern California have steadily risen throughout 2007 reaching 38% for the 2007 fourth quarter, up meaningfully from the 2006 fourth quarter rate of 25% and up modestly from the 2007 third quarter rate of 34%.

For 2006, net new orders in California (exclusive of joint ventures) decreased 45% from 2005. In Southern California, 2006 net new orders were down 47% on a 33% higher average community count. The lower level of sales activity in Southern California was due to weaker buyer demand across all divisions in the region combined with an increase in our 2006 cancellation rate to 41% compared to 26% in 2005. In Northern California, net new home orders for 2006 were down 39% on a 38% year-over-year higher average community count. The decrease in Northern California reflected the slowdown in new home demand that surfaced in the region in the second half of 2005.

Net new orders from continuing operations in the Southwest for 2007 decreased 13% from 2006. In Arizona, net new home orders were down 18% on an 18% lower average community count which continue to reflect weak demand for new and existing homes. In addition, our sales cancellation rate in Phoenix, while down sharply from the full year 2006 rate of 54%, still remained high relative to historical levels at 37% for both the full year and fourth quarter of 2007. In Texas, net new orders were down 19% in 2007 on a 19% higher average community count reflecting weakening demand in the Dallas market throughout 2007, and to a lesser degree, slightly softer demand experienced in the Austin market during the latter half of 2007. For the 2007 fourth quarter, demand in Texas continued to wane as net new orders were down 27% to 134 net new orders on a 43% higher average community count. In Colorado, net new orders were down 10% on a 21% lower community count. In Nevada, the housing market continued to be sluggish as demonstrated by the marginal level of new home orders generated from 4 communities in our Las Vegas division during 2007.

For 2006, net new orders from continuing operations in the Southwest for 2006 decreased 35% from 2005. In Arizona, net new home orders were down 60% in 2006 on a 69% higher average community count due to the extremely challenging market conditions which evolved during the year, which resulted in a surge in our cancellation rate to 54% during 2006 and the need for meaningful incentives to sell homes. In Texas, net new orders were down 2% during 2006 on a 62% higher average community count. The decrease was primarily attributable to a decline in net new orders from our Dallas operations partially offset by an increase in orders from our Austin operations. In Colorado, net new orders were down 12% during the year on a 17% higher community count.

In the Southeast, net new orders (excluding joint ventures) decreased 20% in 2007 from 2006. The decrease in net new orders in the region was primarily due to a 26% decline in orders in Florida for the full 2007 year. The year-over-year decline in Florida order activity reflected continued erosion in buyer demand, the tightening in mortgage credit underwriting standards and the increased level of available homes on the market. Our 2007 cancellation rate in Florida remained flat at 41% as compared to 2006, however, our cancellation rate of 38% for the 2007 fourth quarter was down meaningfully from the 2006 fourth quarter rate of 64% and down from the 2007 third quarter rate of 49%. Net new orders in the Carolinas were down 13% in 2007 on a 35% higher community count as a result of slowing demand in these markets. For the 2007 fourth quarter, demand in the Carolinas continued to decline as demonstrated by a 38% decline in net new orders as compared to the 2006 fourth quarter on a 41% higher average community count.

For 2006, net new orders in the Southeast (excluding joint ventures) decreased 48% from 2005. Net new orders were down 63% in Florida for 2006 on an 8% lower community count. The decrease in Florida order activity reflected the deterioration in buyer demand and weaker housing market conditions described above. Net new orders were down 7% in the Carolinas in 2006 on a 5% higher community count.

	At December 31,
	2007	% Change		2006	% Change		2005
Backlog (in homes):
Southern California	176	(21%	)	224	(78%	)	1,038
Northern California	127	28%		99	(67%	)	298

Total California	303	(6%	)	323	(76%	)	1,336

Arizona (1)	194	(69%	)	630	(52%	)	1,310
Texas (1)	301	(32%	)	441	(12%	)	503
Colorado	123	(17%	)	148	(30%	)	210
Nevada	29	164%		11	—		—

Total Southwest	647	(47%	)	1,230	(39%	)	2,023

Florida	220	(68%	)	697	(69%	)	2,276
Carolinas	109	(44%	)	193	(7%	)	207

Total Southeast	329	(63%	)	890	(64%	)	2,483

Consolidated total	1,279	(48%	)	2,443	(58%	)	5,842

Unconsolidated joint ventures (2):
Southern California	94	(27%	)	128	32%		97
Northern California	24	(44%	)	43	0%		43
Illinois	5	(72%	)	18	(44%	)	32

Total unconsolidated joint ventures	123	(35%	)	189	10%		172

Discontinued operations	44	(78%	)	201	(57%	)	465

Total (including joint ventures) (2)	1,446	(49%	)	2,833	(56%	)	6,479

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	At December 31,
	2007	% Change		2006	% Change		2005
Backlog (estimated dollar value in thousands):
Southern California	$106,648	(43%	)	$187,062	(75%	)	$738,135
Northern California	57,165	(4%	)	59,392	(73%	)	220,436

Total California	163,813	(34%	)	246,454	(74%	)	958,571

Arizona (1)	50,091	(77%	)	215,653	(46%	)	402,887
Texas (1)	92,030	(17%	)	111,425	(0%	)	111,705
Colorado	44,311	(23%	)	57,867	(16%	)	68,882
Nevada	8,160	100%		4,086	—		—

Total Southwest	194,592	(50%	)	389,031	(33%	)	583,474

Florida	52,787	(74%	)	206,313	(66%	)	612,362
Carolinas	31,476	(27%	)	43,042	23%		34,961

Total Southeast	84,263	(66%	)	249,355	(61%	)	647,323

Consolidated total	442,668	(50%	)	884,840	(60%	)	2,189,368

Unconsolidated joint ventures (2):
Southern California	60,255	(5%	)	63,503	(2%	)	64,628
Northern California	15,773	(50%	)	31,517	1%		31,073
Illinois	5,978	(44%	)	10,700	(23%	)	13,920

Total unconsolidated joint ventures	82,006	(22%	)	105,720	(4%	)	109,621

Discontinued operations	8,099	(80%	)	40,095	(52%	)	84,342

Total (including joint ventures) (2)	$532,773	(48%	)	$1,030,655	(57%	)	$2,383,331

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) decreased 50% from December 31, 2006 to $442.7 million at December 31, 2007. This was on top of a 60% drop in the dollar value of backlog from December 31, 2005. The significant decreases in backlog during these periods reflect a slowdown in order activity and increased cancellation rates we experienced during 2006 and 2007, as well as a shorter average escrow period for home sales in 2007.

	At December 31,
	2007	% Change		2006	% Change		2005
Building sites owned or controlled:
Southern California	7,235	(45%	)	13,096	(17%	)	15,795
Northern California	4,579	(34%	)	6,976	(12%	)	7,891

Total California	11,814	(41%	)	20,072	(15%	)	23,686

Arizona (1)	2,997	(64%	)	8,269	(21%	)	10,445
Texas (1)	3,370	(29%	)	4,718	22%		3,882
Colorado	771	(28%	)	1,078	(33%	)	1,611
Nevada	2,390	(21%	)	3,037	35%		2,255

Total Southwest	9,528	(44%	)	17,102	(6%	)	18,193

Florida	8,462	(31%	)	12,226	(23%	)	15,814
Carolinas	3,885	(7%	)	4,177	(22%	)	5,335
Illinois	62	(65%	)	179	(19%	)	220

Total Southeast	12,409	(25%	)	16,582	(22%	)	21,369

Discontinued operations	1,007	(85%	)	6,935	(39%	)	11,295

Total (including joint ventures)	34,758	(43%	)	60,691	(19%	)	74,543

Building sites owned	21,371	(32%	)	31,275	1%		30,950
Building sites optioned or subject to contract	5,619	(39%	)	9,282	(56%	)	20,950
Joint venture lots	6,761	(49%	)	13,199	16%		11,348

Total continuing operations	33,751	(37%	)	53,756	(15%	)	63,248
Discontinued operations	1,007	(85%	)	6,935	(39%	)	11,295

Total (including joint ventures)	34,758	(43%	)	60,691	(19%	)	74,543

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

Total building sites owned and controlled as of December 31, 2007 decreased 43% from 2006, which reflects our efforts to generate cash and reduce our real estate inventories and to better align our land supply with the current level of new housing demand. These efforts were furthered by the sale of approximately 10,400 lots during 2007, including the sale of substantially all of our Tucson and San Antonio assets and our decision to abandon certain land purchase and lot option contracts.

	At December 31,
	2007	% Change		2006	% Change		2005
Completed and unsold homes:
Consolidated (1)	695	(1%	)	699	172%		257
Joint ventures (1)	45	400%		9	200%		3

Total continuing operations	740	5%		708	172%		260
Discontinued operations	54	(47%	)	101	66%		61

Total	794	(2%	)	809	152%		321

Spec homes under construction:
Consolidated (1)	1,089	(21%	)	1,380	63%		846
Joint ventures (1)	368	(25%	)	490	16%		423

Total continuing operations	1,457	(22%	)	1,870	47%		1,269
Discontinued operations	31	(83%	)	179	4%		172

Total	1,488	(27%	)	2,049	42%		1,441

Homes under construction (including specs):
Consolidated (1)	2,085	(37%	)	3,335	(41%	)	5,665
Joint ventures (1)	440	(35%	)	675	33%		506

Total continuing operations	2,525	(37%	)	4,010	(35%	)	6,171
Discontinued operations	64	(81%	)	331	(25%	)	443

Total	2,589	(40%	)	4,341	(34%	)	6,614

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

As of December 31, 2006, our completed and unsold homes (exclusive of joint ventures) increased 172% compared to 2005. The higher year-over-year total was the result of weaker housing market conditions which contributed to an increase in our cancellation rates during the latter half of 2006 resulting in unintended completed spec homes. Our completed and unsold homes from continuing operations (exclusive of joint ventures) as of December 31, 2007 decreased 1% in the face of deteriorating market conditions compared to the peak level at December 31, 2006 as a result of our efforts to move completed spec homes. At the same time, the number of homes under construction from continuing operations (exclusive of joint ventures) as of December 31, 2007 and 2006 decreased 37% and 41%, respectively, from the year earlier periods in response to our increased focus on managing the level of our speculative inventory and our desire to better match new construction starts with the lower sales volume.

Financial Services

For 2007, our financial services subsidiary generated pretax income of approximately $632,000 compared to pretax income of $5.4 million in 2006. The decrease in profitability was driven primarily by a decrease in margins (in basis points) on loans sold and a $1.8 million charge taken in 2007 to increase the loan loss reserve for loans held for investment and loans held for sale. To a smaller degree, profitability of our financial services subsidiary was impacted by a 4% lower level of loan sales in 2007 driven by a decrease in new home deliveries in markets in which it operates. The 33% decrease in revenues was partially offset by a decrease in the level of operating expenses incurred by our financial services subsidiary as a result of our efforts to decrease overhead to better align our fixed operating costs with the decline in our loan originations volume.

For the year ended December 31, 2006, our financial services subsidiary generated pretax income of $5.4 million compared to $3.5 million in 2005. The increase in profitability was driven primarily by an increase in margins (in basis points) on loans sold combined with a higher level of loan sales. The increase in loans sold in 2006 was primarily the result of higher capture rates experienced in California, Arizona and Texas, coupled with the transition of our Colorado operations from a joint venture arrangement to our wholly-owned financial services subsidiary during 2006. Higher capture rates were driven in part by sales incentives offered to our homebuyers to use our financial services subsidiary.

The following table details information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Year Ended December 31,
	2007	2006	2005
Mortgage Loan Origination Product Mix:
Conforming loans	61%	44%	39%
Jumbo loans	26%	42%	52%
Government loans	7%	5%	2%
Other loans	6%	9%	7%

	100%	100%	100%

Loan Type:
Fixed	80%	56%	39%
ARM	20%	44%	61%
ARM loans ≥ 5 year initial adjustment period	86%	67%	63%
Interest only (ARMs)	83%	74%	70%
Credit Quality:
FICO score ≥ 700	81%	75%	73%
FICO score between 699 - 620	18%	23%	24%
FICO score < 620 (sub-prime loans)	1%	2%	3%
Avg FICO score	733	726	723
Other Data:
Avg combined LTV ratio	86%	87%	84%
Full documentation loans	61%	37%	41%
Non-Full documentation loans	39%	63%	59%
Loan Capture Rates	76%	63%	57%

Financial services joint venture income, which were derived from mortgage financing joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas, and Tampa, Orlando and Southwestern Florida, was down 45% in 2007 to $1.1 million. The lower level of joint venture income was due to the lower level of new home deliveries in 2007 in these regions, combined with the transition of our Colorado operations during 2006 from a joint venture arrangement to our wholly owned financial services subsidiary.

Income Taxes

The 2007 operating results included a non-cash charge of $180.5 million related to a deferred tax valuation allowance that was established in accordance with SFAS 109. Including this charge, our effective income tax benefit rate for 2007 was 19.8% versus a provision rate of 36.2% for 2006. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us in the near-term would increase the deferred tax valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in SFAS 109.

Our effective income tax rate for 2006 was 36.2% versus 38.0% for 2005. The lower tax rate was attributable to the better than anticipated impact of the IRC Section 199 Domestic Production Activities Deduction, which was effective for tax years beginning in 2005.

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. We are actively marketing the remaining assets of these divisions for sale and it is our intention to have exited these markets within the next year. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with SFAS 144 and prior periods have been reclassified to conform with the current year presentation.

Net losses from discontinued operations for the years ended December 31, 2007 and 2006 were $72.1 million (of which $19.6 million related to the loss on the disposal) and $22.4 million, respectively, and net income of $1.0 million for the year ended December 31, 2005. Discontinued operations included homebuilding revenues of $182.1 million, $198.7 million, and $100.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These divisions generated pretax losses of $112.0 million and $35.3 million for the years ended December 31, 2007 and 2006, respectively, and pretax income of $1.3 million for the year ended December 31, 2005.

During the years ended December 31, 2007 and 2006, we recorded the following pretax charges related to our discontinued operations: $86.7 million and $21.2 million, respectively, of inventory impairment charges; $9.5 million and $0, respectively, of charges related to our share of joint venture inventory impairments; and approximately $524,000 and $1.1 million, respectively, of charges related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects. In addition, during the year ended December 31, 2006, we recorded $13.3 million of goodwill impairment charges related to our Tucson and San Antonio homebuilding divisions.

Liquidity and Capital Resources

Our principal uses of cash have been for:

• land acquisitions • operating expenses • joint ventures (including capital contributions, remargin payments, purchase of assets and partner interests)

•      construction and development expenditures

•      principal and interest payments on debt (including market repurchases)

•      market expansion (including acquisitions)

•      share repurchases

•      dividends to our stockholders

Cash requirements have been met by:

•        internally generated funds

•        bank revolving credit facility

•        land option contracts

•        land seller notes

•        sale of our common equity and notes (including convertible notes) through public offerings

•        proceeds received upon the exercise of employee stock options

•      public and private term note offerings

•      bank term loans

•      joint venture financings

•      assessment district bond financings

•      issuance of common stock as acquisition consideration

•      mortgage credit facilities

•      tax refunds

For the year ended December 31, 2007, we generated approximately $655.6 million in cash flows from operating activities primarily as a result of our efforts to reduce our investment in homebuilding inventories, including reducing expenditures related to land acquisition and development, reducing speculative construction starts and selling non-strategic assets, coupled with a reduction in the level of mortgage loans held for sale by us due to the decline in new loan originations. The cash flows from operating activities were partially offset by the use of approximately $197.8 million and $258.3 million, respectively, in cash used for investing and financing activities related primarily to net investments made to unconsolidated homebuilding joint ventures and the net repayment of homebuilding and mortgage credit facility debt. The net impact of these cash flow activities resulted in a net increase in our consolidated cash balance of approximately $199.5 million for the year ended December 31, 2007. In addition, we received approximately $235.6 million in cash in February 2008 related to the receipt of our 2007 federal income tax refund.

Based in part on our operating initiatives to generate cash, our sources of capital have been sufficient to meet our liquidity needs to date. However, as discussed below, we have been unable to maintain compliance with the financial covenants contained in our revolving credit facility and two term loans. As a result, we amended the covenants contained in these facilities twice during 2007 and are currently operating under a waiver from compliance with the consolidated tangible net worth requirement. This waiver expires on March 31, 2008 and we are in discussions with our bank group to further amend our covenant package to provide us with additional flexibility. If our bank group were to elect not to provide us with this additional flexibility, or if current market conditions were to continue or worsen, our sources of capital could become inadequate to meet our liquidity needs.

Revolving Credit Facility and Term Loans

On April 25, 2007, we amended our $1.1 billion revolving credit facility, $100 million Term Loan A and $250 million Term Loan B (collectively, the “Credit Facilities”) to, among other things, extend the maturity date of the revolving credit facility from August 31, 2009 to May 5, 2011, and modify certain financial and other covenants. As a result of the impact of continued adverse market conditions, on September 14, 2007, we amended our Credit Facilities for a second time to provide us further covenant relief. The September 2007 amendment, among other things, provided us additional operating flexibility under the consolidated tangible net worth, minimum interest coverage and borrowing base covenants. In connection with relaxing these covenants, we also agreed to an immediate reduction in the leverage covenant and an additional tightening of the leverage covenant over time. In addition, we reduced the total commitment available under our revolving credit facility from $1.1 billion to $900 million and the outstanding principal amount of the Term Loan B from $250 million to $225 million.

As a result of the impact of the $180.5 million SFAS 109 deferred tax asset valuation allowance charge we recorded during the quarter ended December 31, 2007, we were not in compliance with the consolidated tangible net worth covenant contained in the amended Credit Facilities as of December 31, 2007. In January 2008, we obtained a waiver from our bank group of any default arising from the noncompliance.

We anticipate that the financial ratios contained in these Credit Facilities will continue to be negatively impacted by deteriorating market conditions, which, over the last two years, have caused us to incur (including discontinued operations) pretax inventory, joint venture and goodwill impairments and land deposit write-offs totaling $1,463.3 million and expect that our bank group will need to provide us with additional covenant relief if we are going to avoid future noncompliance with these covenants.

We are currently in discussions with our bank group to further amend our covenant package. If we are unable to obtain the requested amendment and are unable to obtain a waiver for any covenant non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the Credit Facilities and our public notes could be accelerated. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay. The Credit Facilities are guaranteed by most of our wholly-owned subsidiaries other than our mortgage and title subsidiaries.

Our covenant compliance for the Credit Facilities at December 31, 2007 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at December 31, 2007	Covenant Requirements at December 31, 2007
	(Dollars in millions)
Consolidated Tangible Net Worth (1)	$972.1	≥	$1,000.0
Total Leverage Ratio:
Combined Total Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio	1.69	≤	1.75	(2)
Unsold Land Ratio:
Total Unsold Land to Adjusted Consolidated Tangible Net Worth Ratio (3)	1.15	≤	1.60
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA to Consolidated Homebuilding Interest Incurred	2.17	≥	1.75	(4)
Investments in Homebuilding Joint Ventures	$282.6	≤	$388.8	(5)
Actual/Permitted Borrowings under the Credit Facilities (6)	$135.7	≤	$285.4

(1)	Actual Consolidated Tangible Net Worth was calculated based on the stated amounts of our capital accounts (common stock, additional paid-in capital and retained earnings) less intangible assets of $35.6 million as of December 31, 2007. The minimum covenant requirement amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses.
(2)	This ratio adjusts as follows:
a.	1.75 to 1.0 during the period beginning July 1, 2007 through June 30, 2008;
b.	1.65 to 1.0 during the period beginning July 1, 2008 through December 31, 2008;
c.	1.50 to 1.0 during the period beginning January 1, 2009 through December 31, 2009; and
d.	1.50 to 1.0 at all times thereafter; provided, however, that this ratio increases to 2.0 to 1.0 if our interest coverage ratio equals or exceeds 1.75 to 1.0 for two consecutive quarters.
(3)	Unsold land is land that has not yet undergone vertical construction and has not been sold to a homebuyer or other third party.
(4)	We are permitted to elect a one-time temporary reduction that permits the ratio to be less than 1.75 to 1.0 but greater than 1.25 to 1.0 for no more than eight consecutive quarters (the “Reduced Interest Coverage Ratio Period”). During the Reduced Interest Coverage Ratio Period, we are permitted to reduce the ratio to be less than 1.25 to 1.0, but not less than 1.0 to 1.0 for four quarters during such period.
(5)	Net investments in unconsolidated joint ventures, defined as contributions less distributions, must not exceed 35% of Consolidated Tangible Net Worth, or 40% of Consolidated Tangible Net Worth in the event that we have recorded non-cash impairment charges.
(6)	$90.0 million of borrowing capacity was consumed by outstanding borrowings and $45.7 million by issued letters of credit. If the remaining $149.7 million available under the borrowing base as of December 31, 2007 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased.

For purposes of the Interest Coverage Ratio above, Adjusted Homebuilding EBITDA from continuing and discontinued operations is calculated as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net income (loss)	$(767,273)	$123,693	$440,984
Add:
Cash distributions of income from unconsolidated joint ventures	16,716	75,422	61,725
Provision (benefit) for income taxes	(188,954)	70,040	269,830
Expensing of previously capitalized interest included in cost of sales	131,182	88,933	64,580
Impairment charges	880,898	328,032	2,764
Homebuilding depreciation and amortization	7,695	7,163	5,361
Amortization of stock-based compensation	20,150	16,539	13,250
Less:
Income (loss) from unconsolidated joint ventures	(198,674)	(1,880)	61,196
Income (loss) from financial services subsidiary	632	5,428	3,458

Adjusted Homebuilding EBITDA	$298,456	$706,274	$793,840

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 53, in connection with our land development and homebuilding joint ventures we typically obtain secured acquisition, development and construction financing, which reduces the use of funds from corporate financing sources. However, as market conditions have deteriorated we have been required to expend corporate funds for previously unanticipated obligations associated with these joint ventures.

In the future we may be required to utilize corporate financing sources with respect to certain of these joint ventures to:

•	satisfy margin calls with respect to our loan-to-value maintenance obligations;

•	satisfy the margin calls of non-performing partners on their loan-to-value maintenance obligations;

•	satisfy indemnification obligations with respect to surety bonds;

•	buy-out non-performing partner’s ownership interests and satisfy outstanding joint venture debt;

•	fund payments to joint venture partners to obtain releases from joint ventures that we elect to exit;

•	fund cost overruns associated with completion obligations; and

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

At December 31, 2007 our unconsolidated joint ventures (including joint ventures) from discontinued operations) had borrowings outstanding that totaled approximately $771.0 million and equity that totaled approximately $784.3 million.

Senior and Senior Subordinated Notes

In addition to our Credit Facilities and joint venture loans, as of December 31, 2007 we had $1,324.7 million in senior and senior subordinated notes outstanding. These notes contain a leverage covenant, an interest coverage ratio covenant and a restricted payment covenant. As of and for the year ended December 31, 2007, we were in compliance with these covenants. We are required to comply with either the interest coverage ratio covenant or the leverage covenant, but we are not required to comply with both simultaneously. If we fail to maintain compliance with at least one of them, our ability to incur additional indebtedness will be restricted. The restricted payment covenant limits, among other things, the amount of: (i) investments we can make in our unconsolidated joint ventures and unrestricted subsidiaries; (ii) stock repurchases we can make; and (iii) dividends we can pay. Restricted payments and net losses erode the restricted payment basket, while net income, proceeds from equity issuances, and distributions of income from unconsolidated joint ventures and unrestricted subsidiaries increase the restricted payment basket. As of December 31, 2007, the restricted payment covenant contained in our 5 1/8% Senior Notes due 2009, which is our most restrictive, would have permitted us to make an additional $216.0 million in restricted payments without violating this covenant. Our compliance as of December 31, 2007 with the covenants contained in our 5 1/8% Senior Notes due 2009 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at December 31, 2007	Covenant Requirements at December 31, 2007
	(Dollars in thousands)
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.94	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	2.17	≥	2.00
Restricted Payment Limitation	$396.1	≤	$612.1

(1)	The leverage ratio covenant requirement under the indenture governing our 9 1/4% Senior Subordinated Notes due 2012 is ≤2.50.

In the fourth quarter of 2007, we repurchased and simultaneously retired approximately $24.0 million of our 6 1/2% Senior Notes due 2008 through open market purchases. In connection with these open market purchases, we recognized a $2.8 million gain from the early extinguishment of debt as the notes were purchased at a discount to their par value. At December 31, 2007, our remaining balance of the 6 1/2% Senior Notes was $126.0 million.

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

To facilitate transactions by which investors in the Notes may hedge their investments in such Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Notes offering, under which we agreed to loan to the share borrower up to 7,839,809 shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances. As of December 31, 2007, 7,839,809 of these shares were outstanding under the share lending facility.

The share borrower received all of the proceeds from any sale by it of the borrowed shares of common stock. We received a nominal lending fee of $0.01 per share for each share of common stock that we lent pursuant to the share lending facility. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of our outstanding shares. However, because the share borrower must return to us all borrowed shares (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting our earnings per share in accordance with generally accepted accounting principles.

Other Financing Sources

Trust Deed and Other Notes Payable. From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At December 31, 2007, we had approximately $34.7 million outstanding in trust deed and other notes payable, including $4.8 million of CDD bonds.

Mortgage Credit Facility. Our mortgage financing subsidiary utilized two mortgage credit facilities during 2007. At December 31, 2007, we had approximately $164.2 million advanced under these mortgage credit facilities and as of and for the year ended December 31, 2007 we were in compliance with the facilities’ financial and other covenants. The first facility, which matured on February 14, 2008, was not renewed. The second, which was set to mature on February 2, 2008, was extended 90 days to permit us and our bank group additional time to renegotiate the terms of the facility. This remaining facility currently provides for an aggregate commitment of $120 million. Mortgage loans are typically financed under this facility for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. This facility has LIBOR based pricing and contains financial covenants relating to our financial services subsidiary, including leverage, net worth and liquidity covenants.

While we expect that our negotiations with our bank group will result in the renewal of this facility for an additional one year term, if we are unable to successfully extend this facility or to refinance it on terms we deem acceptable, this failure could place a significant limitation on the operations of our mortgage financing subsidiary and we would be required to use corporate liquidity sources to fund its operations.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects. At December 31, 2007, we had approximately $540.9 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $349.2 million remaining in cost to complete. As a result of the recent deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some have asked for security with respect to outstanding bonds. If we are unable to obtain required bonds in the future, or are required to provide security for existing bonds, our liquidity would be negatively impacted.

Tax Refunds. For the year ended December 31, 2007 we generated a tax refund of $235.6 million related to federal net operating loss (“NOL”) carrybacks which was collected in February 2008. In addition, as of December 31, 2007, we had up to approximately $135.9 million in federal taxes previously paid that were available for future NOL carrybacks for the taxable year ended December 31, 2008.

Stock Option Exercises. We also generate cash through the exercise of stock options by our employees. During the year ended December 31, 2007, we issued 533,231 shares of common stock upon the exercise of stock options for cash consideration of approximately $3.9 million.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources. Based on current market conditions and our financial condition, our ability to effectively access these liquidity sources is significantly limited. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio, consolidated tangible net worth or borrowing base could result in a credit ratings downgrade or changes in outlook, otherwise increase our cost of borrowing, or adversely affect our ability to obtain necessary funds. During 2007 and early 2008, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition, coupled with the wide-spread decline in the general homebuilding market. During the same period, the credit rating bureaus downgraded several of our competitor’s corporate and debt ratings and also downgraded the debt ratings associated with certain mortgage-backed securities. It is possible that additional downgrades could occur for us if our financial condition and/or outlook for the homebuilding industry deteriorate further.

Dividends

We paid approximately $7.8 million, or $0.12 per common share, in dividends to our stockholders during the year ended December 31, 2007. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and senior term loans impose restrictions on the amount of dividends we may be able to pay. On September 14, 2007, our Board of Directors eliminated our quarterly cash dividend. We intend to dedicate the approximately $10 million in cash per year that would have been used to pay dividends to reduce debt.

Stock Repurchase Program

On July 26, 2006, our Board of Directors authorized a $50 million stock repurchase plan. Through February 20, 2008, no shares have been repurchased under the stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves. In connection with the vesting of restricted stock grants made under our equity incentive plans, we repurchased an aggregate of approximately 106,000 shares from our executive officers and directors to fund vesting-related tax obligations totaling approximately $2.9 million.

Leverage

An important focus of management is controlling our leverage. Careful consideration is given to balancing operating opportunities while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our adjusted homebuilding leverage has generally fluctuated over the past several years in the range of 45% to 55% (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary, liabilities from inventories not owned and consolidated debt related to joint ventures in which we have less than an 80% ownership interest, to adjusted total book capitalization). Our leverage and debt levels, including usage of our revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, acquisitions of other homebuilders, the consolidation of joint ventures into our consolidated financial statements, changes in demand for new homes (including an increase in our cancellation rate), and inventory and goodwill impairment charges, land deposit write-offs and deferred tax valuation allowance charges. Typically our leverage increases during the first three quarters of the year and reaches a low at year end. While the absolute levels of our homebuilding debt have decreased from the year ago period, our adjusted homebuilding leverage ratio of 61.1% at December 31, 2007 exceeded the high end of our targeted range as a result of the significant asset impairments and the deferred tax valuation allowance charge that we have taken over the last two years.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2007, including estimated cash payments contractually due by period. Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt principal payments (1)	$1,774,408	$133,804	$350,260	$616,000	$674,344
Long-term debt interest payments	515,273	119,702	208,065	133,131	54,375
Operating leases (2)	39,893	14,220	17,919	6,953	801
Purchase obligations (3)	888,261	654,498	200,590	22,429	10,744

Total	$3,217,835	$922,224	$776,834	$778,513	$740,264

(1)	Long-term debt represents the revolving credit facility, trust deed and other notes payable, and senior and senior subordinated notes payable, and excludes $11.4 million of indebtedness related to liabilities from inventories not owned. For a more detailed description of our long-term debt, refer to footnotes 4, 5 and 6 in our accompanying consolidated financial statements.
(2)	For a more detailed description of our operating leases, refer to footnote 9 in our accompanying consolidated financial statements.
(3)	Includes approximately $401.5 million (net of deposits) in land purchase and option contracts for which we have made non-refundable deposits and $475.4 million in commitments under development and construction contracts. For a more detailed description of our land purchase and option contracts, see “—Off-Balance Sheet Arrangements” below and footnote 9 in our accompanying consolidated financial statements.

Our revolving credit facility and mortgage credit facilities commitments and available capacity as of December 31, 2007 are summarized below:

	Total Amounts Committed	Available Capacity (3)
	(Dollars in thousands)
Revolving credit facility (1)	$900,000	$149,679
Mortgage credit facilities (2)	300,000	135,828

Total	$1,200,000	$285,507

(1)	For a more detailed description of our revolving credit facility, refer to footnote 4(a) in our accompanying consolidated financial statements.
(2)	For a more detailed description of our mortgage credit facilities, refer to footnote 7 in our accompanying consolidated financial statements and the discussion above under “Liquidity and Capital Resources”.
(3)	At December 31, 2007, we had $285.4 million in borrowing capacity under our revolving credit facility’s borrowing base provision, of which $90.0 million was consumed by outstanding borrowings and $45.7 million by issued letters of credit. If the remaining $149.7 million available under the borrowing base as of December 31, 2007 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased. Disregarding our borrowing base provision, after reductions for outstanding borrowings and letters of credit, the available capacity under the revolving credit facility would have been $764.3 million as of December 31, 2007.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At December 31, 2007, we had cash deposits and letters of credit outstanding of approximately $11.0 million and capitalized preacquisition and other development and construction costs of approximately $11.8 million relating to land purchase contracts having a total remaining purchase price of approximately $81.7 million. Approximately $3.0 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

If we elect not to exercise our right to acquire lots under an option contract, in most instances we will forfeit our deposit to the seller and write off amounts expended for due diligence and any development and construction activities undertaken on the optioned land. In addition, in connection with option contracts entered into with third party financial entities, we also generally enter into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.

At December 31, 2007, we had cash deposits and letters of credit outstanding of approximately $28.9 million and capitalized preacquisition and other development and construction costs of approximately $9.7 million relating to option contracts having a total remaining purchase price of approximately $341.2 million. Approximately $78.2 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets. For the year ended December 31, 2007, we incurred pretax charges of $26.3 million related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered $3.2 million related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects, which was included in other expense in the accompanying consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions • establishing strategic alliances • leveraging our capital base	• expanding our market opportunities • managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties from time to time. At December 31, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $771.0 million and equity that totaled $784.3 million compared to $1,256.4 million in joint venture indebtedness and $888.5 million in equity as of December 31, 2006, respectively.

While we are generally not required to record our joint venture borrowings on our consolidated balance sheets in accordance with U.S. generally accepted accounting principles, our potential future obligations to our joint venture partners and joint venture lenders include:

• capital calls related to credit enhancements • planned and unplanned capital contributions • capital calls related to surety indemnities • buy-sell obligations	• land development and construction completion obligations • capital calls related to environmental indemnities

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At December 31, 2007, approximately $408.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $116.8 million we would be solely responsible for and $291.8 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document). To the extent that these credit enhancements have been provided to lenders who participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings.

Additional Capital Contributions and Consolidation. Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. While making capital contributions on behalf of our partners may allow us to exercise various remedies under our joint venture operating agreements (including diluting our partner’s equity interest and/or profit distribution percentage), making these contributions could also result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage covenants. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered or we may enter into a negotiated settlement. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. If we sell our interest to our partner, we may be required to make a payment to induce our partner to release us from our venture obligations. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures. The need for additional capital contributions from our joint venture partners could result in disagreements that lead to buy-sell provisions being triggered in the future or the need for us to fund these contributions on behalf of our partners, potentially requiring the consolidation of the impacted ventures into our consolidated financial statements.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At December 31, 2007, our joint ventures had approximately $79.2 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures. As of December 31, 2007, we held membership interests in 40 homebuilding and land development joint ventures, of which 29 were active and 11 were winding down. Of the 29 active homebuilding and land development joint ventures (including discontinued operations), 20 had bank financing as of December 31, 2007. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 10 largest joint ventures based on total assets as of December 31, 2007, representing over 80% of the assets and debt of our unconsolidated joint ventures.

			As of December 31, 2007
Joint Venture Name	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement		Construction Completion Guaranty
			Assets	Debt	Equity
			(Dollars in thousands)
Homebuilding:
Walnut Acquisition	2004	Pasadena, CA	$47,913	$39,219	$8,011	83.0%	Yes		Yes
LB/L—Duc II Scally Ranch	2002	American Canyon, CA	65,646	37,243	23,796	61.0%	Yes		Yes
Three Oaks Walnut 268	2007	Walnut Hills, CA	113,607	57,907	51,423	53.0%	Yes		Yes

Subtotal Select Homebuilding Joint Ventures			227,166	134,369	83,230	61.8%

Land Development:
Black Mountain Ranch	2003	San Diego, CA	122,477	37,515	50,469	42.6%	Yes		Yes
Blue Horizon Estates	2004	Buckeye, AZ	50,212	50,379	(1,678)	103.4%	Yes		Yes
Menifee Development	2002	Menifee, CA	93,429	31,164	52,011	37.5%	Yes		Yes
November 2005
Land Investors	2005	Las Vegas, NV	453,356	182,008	198,561	47.8%	No	(3)	No
Riverpark Legacy	2004	Oxnard, CA	223,658	70,000	146,573	32.3%	Yes		Yes
Talega Associates (1)	1997	San Clemente, CA	87,355	59,687	22,408	72.7%	Yes		Yes
Tonner Hills SSP	2003	Brea, CA	158,617	53,846	99,779	35.1%	Yes		Yes

Subtotal Select Land Development Joint Ventures			1,189,104	484,599	568,123	46.0%

Subtotal of Select Joint Ventures			1,416,270	618,968	651,353	48.7%

Other Homebuilding and Land Development Joint Ventures (2)			292,076	129,643	134,018	49.2%
Discontinued operations (4)			23,533	22,358	(1,095)	105.1%

Total Homebuilding and Land Development Joint Ventures			$1,731,879	$770,969	$784,276	49.6%

(1)	This predominantly land development joint venture, originally consisting of approximately 3,800 lots, also includes two homebuilding projects with an aggregate of approximately 150 lots.
(2)	Represents approximately 30 unconsolidated homebuilding and land development joint ventures, of which 19 have ongoing homebuilding or land development activities and 11 are either inactive or winding down.
(3)	As of December 31, 2007, we had $53.0 million invested in this joint venture and are obligated to purchase $20 million of lots from this joint venture pursuant to a take-down schedule beginning in the 2008 fourth quarter.
(4)	Reflects discontinued operations related to our Tucson operation.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn. The following lists a number of recent developments regarding our joint ventures.

•	Loan-to-Value Maintenance Related Payments. During the year ended December 31, 2007, we made aggregate additional capital contributions for remargin payments of approximately $79.3 million related to seven of our Southern and Northern California joint ventures and our partners made aggregate additional capital contributions totaling approximately $51.6 million. We anticipate being required to make additional capital contributions and/or remargin payments with respect to our joint ventures, which we currently estimate to be in the range of $45 million to $55 million based upon present asset values. We accrued the lower end of the range of this potential liability, which is included in accrued liabilities in our consolidated balance sheet as of December 31, 2007. These amounts, which are reflected in our current cash flow projections, do not reflect the impact of any further reductions in asset values which may continue until market conditions stabilize and also do not reflect additional ordinary course joint venture capital contributions, also reflected in our cash flow projections, related to acquisition, development and construction costs, loan step downs, and loan maturities.

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

•

Purchases and Consolidations. As a result of disputes with our partners, we purchased our partners’ interest (which had aggregate capital balances totaling $21.4 million prior to the purchase) in two Northern California joint ventures for $4.0 million plus the repayment of $141.3 million of the joint venture’s indebtedness (of which $20.5 million was paid through loan-to-value remargin payments and is included in the $79.3 million in loan-to-value remargin payments discussed above). In addition, as a result of disputes regarding additional capital contributions needed to repair structural defects for two of our Southern California urban joint ventures that we manage, we purchased our partner’s interest in these two joint ventures during 2007 for approximately $6.3 million and paid off approximately $79.0 million of joint venture indebtedness. Purchasing a joint venture’s assets and paying off its debt increases our leverage and absolute consolidated debt levels. These buy-outs may positively or negatively impact our borrowing base capacity because, while our consolidated debt levels increase, we receive borrowing base credit for the assets added to our balance sheet and the re-characterization of our joint venture investment. For example, the buy-out of the four joint ventures during the year ended December 31, 2007, resulted in an initial net increase of approximately $13.1 million to our revolving credit facility borrowing base after the repayment of applicable joint venture debt and payments to our partners.

•

Joint Ventures Exited and Acceleration of Joint Venture Lot Purchases. During the year ended December 31, 2007, we exited seven unconsolidated joint ventures through negotiated settlements with our joint venture partners for aggregate net cash payments totaling approximately $2.0 million. In connection with these negotiated settlements and exiting these joint ventures, we incurred impairment charges totaling $28.4 million related to writing off the remaining balances of our investments in such joint ventures. In addition, we accelerated the take-down of 78 lots from one Southern California joint venture for approximately $6.6 million and acquired our share of 197 unstarted lots from another Southern California joint venture for approximately $13.0 million, both in an effort to facilitate our overall tax planning strategy as well as preserve availability under certain debt covenants under our revolving credit facility.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-b (“FSP 157-b”), which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. We will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected not to implement SFAS 159 as of January 1, 2008, however, we will continue to evaluate for possible future implementation for new financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 141R on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on our financial condition and results of operations.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our emphasis on generating positive cash flow, strengthening our balance sheet and improving our liquidity;

•	our expectations regarding lower volume levels and our ability to reduce the size of our organization to respond to these lower levels;

•	reducing homebuilding inventories;

•	managing starts and new community openings to better align production with sales;

•	our ability to compete for market share while refining our pricing strategy to balance volume, profitability and cash flow generation;

•	our ability to generate positive cash flow;

•	the potential need to further reduce home prices or adjust discounts and the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	a slowdown in demand and a decline in new home orders;

•	housing market conditions in the geographic markets in which we operate and our belief that we are in the correct long-term markets;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	the strength of our brand and our employees;

•	the cancellation rate for sales orders;

•	our intent to continue to utilize joint venture vehicles;

•

the likelihood that we will be required to make remargin payments with respect to joint venture borrowings (including on behalf of our partners) and their potential effect on our liquidity and leverage;

•	the potential need for additional capital contributions to joint ventures or that buy-sell provisions may be triggered and the potential effect on our liquidity and leverage;

•	the sufficiency of our capital resources and ability to access additional capital;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	our ability to reposition our product to optimize value orientation and the impact of our 1Standard initiative;

•	the potential for additional rating downgrades;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	future warranty costs;

•	litigation related costs;

•	our ability to amend or make additional borrowings under the revolving credit facility;

•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments and our ability to obtain a waiver of any non-compliance;

•	our ability to dedicate cash that we would have used to pay dividends to debt reduction;

•	our plans with respect to stock repurchases;

•	our ability to renegotiate, restructure or extend joint venture loans on acceptable terms;

•	the estimated fair value of our swap agreements and our expectation that they generally will have no impact on future earnings;

•	our ability to renew our mortgage credit facility.

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based senior term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2007. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets at December 31, 2007. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During the year ended December 31, 2007, we repaid $25 million of our Senior Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded a $1.7 million expense during the year ended December 31, 2007 to other expense. Other than the ineffective portion of the Term Loan B described above, we believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no other portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage. The estimated fair value of the swaps at December 31, 2007 represented a liability of $22.0 million, which was included in accrued liabilities in the accompanying consolidated financial statements. For the year ended December 31, 2007, we recorded a cumulative after-tax other comprehensive loss of $7.3 million relating to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage, and our joint venture, SPH Home Mortgage. Our mortgage financing joint venture, and for a portion of its loan originations, Standard Pacific Mortgage, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint venture, these loans are presold and promptly transferred to our financial institution partner or third party investors. In the case of Standard Pacific Mortgage, these loans are presold to third party investors. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from third party investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil. For instance, during the “subprime” turmoil experienced during the past year, a few of our third party investors were unable or unwilling to complete the purchase of certain of our presold loans. In those instances, we resold the loans having a total principal balance of approximately $6.4 million to alternate third party investors at an aggregate loss of approximately $0.4 million. As of December 31, 2007, Standard Pacific Mortgage held approximately $98.6 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

To enhance potential returns on the sale of mortgage loans, Standard Pacific Mortgage also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis,

Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Standard Pacific Mortgage utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of December 31, 2007, Standard Pacific Mortgage had approximately $78.2 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, of which approximately $77.2 million were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

For our fixed rate debt, changes in interest rates generally affect the fair market value of each debt instrument but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flows. We do not have any obligations that currently require us to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2007, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $5.8 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during 2007 would have resulted in an increase in variable rate interest costs of approximately $7.2 million. In addition, holding our combined homebuilding joint venture variable rate debt balance constant as of December 31, 2007, each one percentage point increase in interest rates would result in an approximately $7.7 million increase in the interest costs of the unconsolidated joint ventures.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of our variable rate debt, which consists of our revolving credit facility, our Senior Term Loan A and Senior Term Loan B, and our mortgage credit facilities, is based on quoted market prices as of December 31, 2007. Our fixed rate debt consists of trust deed and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our trust deed and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value. Our senior notes payable and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2007.

	Expected Maturity Date							Estimated Fair Value
December 31,	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$155,340	$—	$—	$—	$—	$—	$155,340	$155,340
Average interest rate	5.9%	—	—	—	—	—	5.9%
Mortgage loans held for investment	$86	$95	$104	$114	$125	$10,449	$10,973	$10,973
Average interest rate	8.4%	8.4%	8.4%	8.4%	8.4%	8.6%	8.6%
Liabilities:
Fixed rate debt (2)	$133,803	$161,938	$188,323	$176,621	$249,379	$449,344	$1,359,408	$937,011
Average interest rate	6.4%	5.2%	6.5%	6.9%	7.9%	7.0%	6.1%
Variable rate debt	$164,172	$—	$—	$190,000	$—	$225,000	$579,172	$483,772
Average interest rate	6.0%	—	—	7.1%	—	7.3%	6.9%
Off-Balance Sheet Financial Instruments:
Forward sale commitments of mortgage backed securities:
Notional amount	$81,000	$—	$—	$—	$—	$—	$81,000	$80,325
Average interest rate	5.6%	—	—	—	—	—	5.6%
Commitments to originate mortgage loans:
Notional amount	$13,863	$—	$—	$—	$—	$—	$13,863	$13,820
Average interest rate	6.2%	—	—	—	—	—	6.2%

(1)	Substantially all of the amounts presented in this line item for 2008 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.
(2)	Excludes $11.4 million of indebtedness included in liabilities from inventories not owned.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Standard Pacific Corp. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 21, 2008

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,607,824	$3,710,059	$3,863,467
Land sale revenues	281,009	30,411	29,552

Total revenues	2,888,833	3,740,470	3,893,019

Cost of home sales	(2,520,157)	(2,950,922)	(2,805,348)
Cost of land sales	(568,539)	(76,179)	(19,285)

Total cost of sales	(3,088,696)	(3,027,101)	(2,824,633)

Gross margin	(199,863)	713,369	1,068,386

Selling, general and administrative expenses	(387,981)	(441,960)	(424,717)
Income (loss) from unconsolidated joint ventures	(190,025)	(3,870)	58,974
Other income (expense)	(68,610)	(46,727)	521

Homebuilding pretax income (loss)	(846,479)	220,812	703,164

Financial Services:
Revenues	16,677	24,866	17,359
Expenses	(16,045)	(19,438)	(13,901)
Income from unconsolidated joint ventures	1,050	1,911	2,252
Other income	611	872	604

Financial services pretax income	2,293	8,211	6,314

Income (loss) from continuing operations before income taxes	(844,186)	229,023	709,478
(Provision) benefit for income taxes	149,003	(82,930)	(269,528)

Income (loss) from continuing operations	(695,183)	146,093	439,950
Income (loss) from discontinued operations, net of income taxes	(52,540)	(22,400)	1,034
Loss from disposal of discontinued operations, net of income taxes	(19,550)	—	—

Net income (loss)	$(767,273)	$123,693	$440,984

Basic Earnings (Loss) Per Share:
Continuing operations	$(10.74)	$2.24	$6.51
Discontinued operations	(1.11)	(0.34)	0.01

Basic earnings (loss) per share	$(11.85)	$1.90	$6.52

Diluted Earnings (Loss) Per Share:
Continuing operations	$(10.74)	$2.19	$6.29
Discontinued operations	(1.11)	(0.34)	0.01

Diluted earnings (loss) per share	$(11.85)	$1.85	$6.30

Weighted Average Common Shares Outstanding:
Basic	64,750,482	65,187,469	67,621,717
Diluted	64,750,482	66,756,286	69,969,466

Cash dividends per share	$0.12	$0.16	$0.16

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$219,141	$17,356
Trade and other receivables	28,599	72,654
Inventories:
Owned	2,059,235	3,101,636
Not owned	109,757	199,757
Investments in and advances to unconsolidated joint ventures	293,967	301,635
Deferred income taxes	143,995	185,268
Goodwill and other intangibles, net	35,597	90,387
Other assets	300,135	57,128

	3,190,426	4,025,821

Financial Services:
Cash and equivalents	12,413	14,727
Mortgage loans held for sale	155,340	254,958
Mortgage loans held for investment	10,973	—
Other assets	11,847	8,360

	190,573	278,045

Assets of discontinued operations	19,727	199,075

Total Assets	$3,400,726	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$95,190	$102,767
Accrued liabilities	280,513	277,155
Liabilities from inventories not owned	43,007	82,999
Revolving credit facility	90,000	289,500
Trust deed and other notes payable	34,714	52,498
Senior notes payable	1,400,344	1,449,245
Senior subordinated notes payable	249,350	149,232

	2,193,118	2,403,396

Financial Services:
Accounts payable and other liabilities	5,023	4,404
Mortgage credit facilities	164,172	250,907

	169,195	255,311

Liabilities of discontinued operations	5,221	10,577

Total Liabilities	2,367,534	2,669,284

Minority Interests	38,201	69,287

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 72,689,595 and 64,422,548 shares issued and outstanding at December 31, 2007 and 2006, respectively	727	644
Additional paid-in capital	340,067	323,099
Retained earnings	666,880	1,446,043
Accumulated other comprehensive loss, net of tax	(12,683)	(5,416)

Total Stockholders’ Equity	994,991	1,764,370

Total Liabilities and Stockholders’ Equity	$3,400,726	$4,502,941

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2006 and 2007	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2004	67,234,698	$672	$418,591	$902,732	$—	$1,321,995
Stock issuances under employee plans, including income tax benefits	1,286,470	13	25,818	—	—	25,831
Repurchase of and retirement of common stock, net of expenses	(1,392,158)	(14)	(52,021)	—	—	(52,035)
Cash dividends declared ($0.16 per share)	—	—	—	(10,866)	—	(10,866)
Amortization of stock-based compensation	—	—	13,250	—	—	13,250
Net income	—	—	—	440,984	—	440,984

Balance, December 31, 2005	67,129,010	671	405,638	1,332,850	—	1,739,159
Net income	—	—	—	123,693	—	123,693
Accumulated other comprehensive loss, net of tax.	—	—	—	—	(5,416)	(5,416)

Comprehensive income						118,277
Stock issuances under employee plans, including income tax benefits	592,392	6	5,594	—	—	5,600
Repurchase of and retirement of common stock, net of expenses	(3,298,854)	(33)	(104,672)	—	—	(104,705)
Cash dividends declared ($0.16 per share)	—	—	—	(10,500)	—	(10,500)
Amortization of stock-based compensation	—	—	16,539	—	—	16,539

Balance, December 31, 2006	64,422,548	644	323,099	1,446,043	(5,416)	1,764,370
FIN 48 adoption	—	—	—	(4,112)	—	(4,112)
Net loss	—	—	—	(767,273)	—	(767,273)
Accumulated other comprehensive loss, net of tax.	—	—	—	—	(7,267)	(7,267)

Comprehensive loss						(774,540)
Stock issuances under employee plans, including income tax benefits	533,231	5	5,373	—	—	5,378
Issuance of common stock under share lending facility	7,839,809	79	—	—	—	79
Repurchase of and retirement of common stock, net of expenses	(105,993)	(1)	(2,900)	—	—	(2,901)
Cash dividends declared ($0.12 per share)	—	—	—	(7,778)	—	(7,778)
Senior subordinated convertible notes hedge payments, net of taxes.	—	—	(5,655)	—	—	(5,655)
Amortization of stock-based compensation	—	—	20,150	—	—	20,150

Balance, December 31, 2007	72,689,595	$727	$340,067	$666,880	$(12,683)	$994,991

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(695,183)	$146,093	$439,950
Income (loss) from discontinued operations, net of income taxes	(52,540)	(22,400)	1,034
Loss from disposal of discontinued operations, net of income taxes	(19,550)	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	198,674	1,880	(61,196)
Cash distributions of income from unconsolidated joint ventures	16,717	75,422	61,725
Depreciation and amortization	8,396	7,745	5,941
Loss on disposal of property and equipment	1,439	—	—
(Gain) loss on early extinguishment of debt	(2,765)	—	5,938
Amortization of stock-based compensation	20,150	16,539	13,250
Excess tax benefits from share-based payment arrangements	(1,498)	(2,697)	—
Deferred income taxes	(135,741)	(126,587)	(20,700)
Inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	815,145	308,472	2,764
Goodwill impairment charges	65,754	19,560	—
Deferred tax asset valuation allowance	180,480	—	—
Changes in cash and equivalents due to:
Trade and other receivables	45,083	(2,739)	(47,869)
Mortgage loans held for sale	99,618	(125,123)	(41,265)
Inventories—owned	399,325	(610,944)	(562,305)
Inventories—not owned	10,449	89,929	(69,632)
Other assets	(245,723)	189	(14,114)
Accounts payable	(13,105)	(5,638)	16,267
Accrued liabilities	(39,567)	(60,281)	64,968

Net cash provided by (used in) operating activities	655,558	(290,580)	(205,244)

Cash Flows From Investing Activities:
Proceeds from disposition of discontinued operations	40,850	—	—
Net cash paid for acquisitions	(8,369)	(7,530)	(115,609)
Investments in and advances to unconsolidated homebuilding joint ventures	(329,258)	(225,832)	(219,627)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	115,412	111,041	90,441
Mortgage loans held for investment	(10,973)	—	—
Net additions to property and equipment	(5,477)	(11,207)	(12,499)

Net cash provided by (used in) investing activities	(197,815)	(133,528)	(257,294)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(199,500)	106,400	183,100
Principal payments on trust deed and other notes payable	(8,512)	(46,837)	(48,177)
Principal payments on senior notes payable	(46,235)	—	(130,938)
Net proceeds from the issuance of senior subordinated convertible notes	97,000	—	—
Proceeds from the issuance of senior notes payable	—	350,000	346,330
Purchase of senior subordinated convertible note hedge	(9,120)	—	—
Net proceeds from (payments on) mortgage credit facilities	(86,735)	127,481	41,534
Excess tax benefits from share-based payment arrangements	1,555	2,805	—
Dividends paid	(7,778)	(10,500)	(10,866)
Repurchases of common stock	(2,901)	(104,705)	(52,035)
Proceeds from the issuance of common stock under share lending facility	79	—	—
Proceeds from the exercise of stock options	3,862	2,944	11,409

Net cash provided (used in) by financing activities	(258,285)	427,588	340,357

Net increase (decrease) in cash and equivalents	199,458	3,480	(122,181)
Cash and equivalents at beginning of year	32,103	28,623	150,804

Cash and equivalents at end of year	$231,561	$32,103	$28,623

Cash and equivalents—continuing operations	$231,554	$32,083	$28,595
Cash and equivalents—discontinued operations	7	20	28

Cash and equivalents at end of year	$231,561	$32,103	$28,623

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

Our percentage of home deliveries by state (excluding deliveries by unconsolidated joint ventures) for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
State	2007	2006	2005
California	29%	26%	28%
Florida	17	26	31
Arizona	14	13	16
Texas	13	11	7
Carolinas	13	10	9
Colorado	5	4	4
Nevada	1	—	—
Discontinued operations	8	10	5

Total	100%	100%	100%

Although we have increased our geographic diversification in recent years, we still generate a significant amount of our revenues and profits and losses in California. In addition, a significant portion of our business, revenues and profits and losses outside of California are concentrated in Arizona and Florida. During 2006 and 2007 demand for new homes and home prices generally were declining in California, Arizona and Florida. There can be no assurance that the demand for new homes or home sales prices in California, Arizona and Florida or the other markets in which we operate will not continue to decline in the future.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Homebuilding revenues:
California	$1,484,047	$1,931,164	$2,170,243
Southwest (1)	793,455	853,653	721,830
Southeast	611,331	955,653	1,000,946

Total homebuilding revenues	$2,888,833	$3,740,470	$3,893,019

Homebuilding pretax income (loss):
California	$(524,856)	$45,914	$504,902
Southwest (1)	(165,685)	41,195	68,396
Southeast	(150,808)	130,267	150,098
Corporate	(5,130)	3,436	(20,232)

Total homebuilding pretax income (loss)	$(846,479)	$220,812	$703,164

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(150,057)	$(4,712)	$59,951
Southwest (1)	(35,271)	310	(929)
Southeast	(4,697)	532	(48)

Total homebuilding income (loss) from unconsolidated joint ventures	$(190,025)	$(3,870)	$58,974

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Homebuilding pretax income (loss) includes the following pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Year Ended December 31, 2007
	California	Southwest(1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$8,674	$6,919	$6,946	$22,539
Inventory impairments	406,318	168,491	130,611	705,420
Joint venture impairments	162,998	35,665	3,646	202,309
Goodwill impairments	—	—	54,324	54,324

Total impairments	$577,990	$211,075	$195,527	$984,592

	Year Ended December 31, 2006
	California	Southwest(1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$41,564	$2,994	$6,992	$51,550
Inventory impairments	179,945	41,359	13,318	234,622
Joint venture impairments	42,521	—	—	42,521
Goodwill impairments	—	3,120	3,123	6,243

Total impairments	$264,030	$47,473	$23,433	$334,936

	Year Ended December 31, 2005
	California	Southwest(1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$—	$225	$—	$225
Inventory impairments	900	1,639	—	2,539
Joint venture impairments	—	—	—	—
Goodwill impairments	—	—	—	—

Total impairments	$900	$1,864	$—	$2,764

	December 31,
	2007	2006
	(Dollars in thousands)
Homebuilding assets:
California	$1,375,363	$1,970,077
Southwest (1)	622,584	975,984
Southeast	543,910	842,659
Corporate	648,569	237,101

Total homebuilding assets	$3,190,426	$4,025,821

Homebuilding investments in and advances to unconsolidated joint ventures:
California	$220,608	$226,582
Southwest (1)	69,462	70,511
Southeast	3,897	4,542

Total homebuilding investments in and advances to unconsolidated joint ventures	$293,967	$301,635

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

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

e. Variable Interest Entities

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

f. Limited Partnerships and Limited Liability Companies

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

At certain times throughout fiscal 2007 we consolidated certain joint ventures into our consolidated financial statements in accordance with EITF 04-5, however, as of December 31, 2007, we did not have any joint ventures consolidated in our balance sheets as a result of EITF 04-5.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

g. Revenue Recognition

In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer, collection of the purchase price is reasonably assured and we have no other continuing involvement. In instances where the homebuyer’s financing is originated by our mortgage banking subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such home sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed and the contractual terms of the applicable early payment default provisions have lapsed. Total profits that were deferred on such home sales for the years ended December 31, 2007 and 2006 were approximately $18.8 million and $20.4 million, respectively.

We recognize loan origination fees and expenses and gains and losses on loans when the related mortgage loans are sold. Generally our policy is to sell all mortgage loans originated. These sales generally occur within 60 days of origination. Mortgage loan interest is accrued only so long as it is deemed collectible.

h. Cost of Sales

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

i. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets. Changes in our warranty accrual from continuing operations are detailed in the table set forth below:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Warranty accrual, beginning of the year	$32,384	$29,386	$23,466
Warranty costs accrued and other adjustments during the year	10,833	18,606	23,550
Warranty costs paid during the year	(12,427)	(15,608)	(17,630)

Warranty accrual, end of the year	$30,790	$32,384	$29,386

j. Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units using the treasury stock method. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances (see Note 6 for further discussion regarding the share lending facility). For the year ended December 31, 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. The table set forth below reconciles the components of the basic earnings (loss) per share calculation to diluted earnings (loss) per share.

	Year Ended December 31,
	2007			2006			2005
	Loss	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share from continuing operations	$(695,183)	64,750,482	$(10.74)	$146,093	65,187,469	$2.24	$439,950	67,621,717	$6.51
Effect of dilutive securities:
Stock options	—	—		—	1,393,275		—	2,178,425
Nonvested performance share awards	—	—		—	59,399		—	161,778
Nonvested restricted stock	—	—		—	9,640		—	7,546
Deferred stock units	—	—		—	106,503		—	—

Diluted earnings (loss) per share from continuing operations	$(695,183)	64,750,482	$(10.74)	$146,093	66,756,286	$2.19	$439,950	69,969,466	$6.29

k. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net income (loss)	$(767,273)	$123,693	$440,984
Unrealized loss on interest rate swaps, net of related income tax effects	(7,267)	(5,416)	—

Comprehensive income (loss)	$(774,540)	$118,277	$440,984

l. Stock-Based Compensation

With the approval of our compensation committee, consisting of independent members of our Board of Directors, we from time to time issue to employees and directors options to purchase our common stock. We typically grant approved options with exercise prices equal to the market price of our common stock on the date of the option grant.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The adoption of SFAS 123R did not have a material impact on our financial condition or results of operations for the years ended December 31, 2006 and 2007 as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options, vesting of performance share awards and vesting of restricted stock as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for stock-based awards (excess tax benefits) be classified as financing activities in the statements of cash flows. As a result, we reclassified $1.6 million and $2.8 million, respectively, of excess tax benefits as financing cash inflows in our consolidated statements of cash flows for the years ended December 31, 2007 and 2006. In accordance with SFAS 123R, no reclassification was made to our consolidated statements of cash flows for excess tax benefits for the year ended December 31, 2005.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for awards made prior to January 1, 2006:

Year Ended December 31, 2005
(Dollars in thousands, except per share amounts)
Net income, as reported	$440,984
Add: Total share-based compensation expense determined under the fair value method included in reported net income, net of related tax effects	8,220
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(8,849)

Net income, as adjusted	$440,355

Earnings per share:
Basic—as reported	$6.52
Basic—as adjusted	$6.51
Diluted—as reported	$6.30
Diluted—as adjusted (1)	$6.29

(1)	The number of diluted shares used to compute diluted earnings per share if we had applied the fair value recognition provisions of SFAS 123R to all of our stock-based compensation plans for the year ended December 31, 2005 was 70,035,626.

m. Cash and Equivalents

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.

n. Mortgage Loans Held for Sale

Mortgage loans held for sale are reported at the lower of cost or market on an aggregate basis. For loans that are effectively hedged as fair value hedges, the loans are recorded at fair value. We estimate the market value of our loans held for sale based on quoted market prices for similar loans. Loan origination fees, net of the related direct origination costs, and loan discount points are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized as income upon the sale of mortgage loans, which generally occurs within 60 days of origination. We recognize net interest income on loans held for sale from the date of origination through the date of disposition.

o. Mortgage Loans Held for Investment

Mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity. Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan. Mortgage loans held for investment are continually evaluated for collectibility and, if appropriate, the loan is placed on non-accrual status when the loan is 90 days past due, and previously accrued interest is reversed from income if deemed uncollectible.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

p. Inventories

Inventories consisted of the following at:

	December 31,
	2007	2006
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,162,651	$2,039,693
Homes completed and under construction	711,848	909,642
Model homes	184,736	152,301

Total inventories owned	$2,059,235	$3,101,636

Inventories not owned:
Land purchase and lot option deposits	$28,542	$49,702
Variable interest entities, net of deposits	49,640	80,461
Other lot option contracts, net of deposits	31,575	69,594

Total inventories not owned	$109,757	$199,757

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

At December 31, 2007 and 2006, we consolidated 7 and 12 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $8.1 million and $11.3 million as of December 31, 2007 and 2006, respectively, which are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our consolidated balance sheets at December 31, 2007 and 2006 were inventories not owned related to these VIEs of approximately $56.8 million and $90.3 million (which includes $7.1 million and $9.8 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $11.4 million and $13.4 million, and minority interests of approximately $38.2 million and $67.1 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the years ended December 31, 2007, 2006 and 2005 were generally in the 10% to 12% range, with discount rates in the 15% to 20% range. The following table summarizes inventory impairments recorded during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$414,244	$188,602	$2,539
Land held for sale or sold	291,176	46,020	—

Total inventory impairments	$705,420	$234,622	$2,539

Remaining carrying value of inventory impaired at period end	$736,663	$687,492	$7,795

Number of projects impaired during the period	132	59	5

Total number of projects included in inventories-owned and reviewed for impairment during the period	326	396	485

These charges were included in cost of sales in the accompanying consolidated statements of operations (see Note 2c for breakout of non-cash impairment charges by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2006 and 2007 as a result of decreased affordability, tightening of mortgage lending underwriting requirements, decreased liquidity in the mortgage credit markets, and an increased number of communities and completed and existing homes available for sale in the marketplace. Until market conditions stabilize, we may incur additional impairments in the future.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

q. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” and to investments in and advances to unconsolidated homebuilding and land development joint ventures in accordance with Statement of Financial Accounting Standards No. 58, “Capitalization of Interest Cost in Financial Statements that Include Investments Accounted for by the Equity Method (an amendment of FASB Statement No. 34).” Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units are sold. Interest capitalized to investments in unconsolidated homebuilding joint ventures is included as a reduction of income from unconsolidated joint ventures as the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures and amortized to cost of sales and income (loss) from unconsolidated joint ventures (including discontinued operations) for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of year	$139,470	$80,988	$58,620
Homebuilding interest incurred and capitalized	137,268	148,335	95,554
Homebuilding interest previously capitalized and amortized	(139,320)	(89,853)	(73,186)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of year	$137,418	$139,470	$80,988

Capitalized interest as a percentage of inventories owned and investments in and advances to unconsolidated joint ventures, end of year	5.8%	3.9%	2.5%

r. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

Investments in our unconsolidated land development and homebuilding joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50 percent. In certain instances, our ownership interest in these unconsolidated joint ventures may be greater than 50 percent; however, we account for these investments under the equity method because the entities are not VIEs in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or, in the case of joint ventures where we are the general partner or managing member, the limited partners (or non-managing members) have either sufficient kick-out rights or substantive participatory rights in accordance with EITF 04-5.

s. Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires an asset and a liability approach for

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carryback net operating losses to tax years where we have previously paid income taxes based on applicable federal and state law; and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

t. Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed was capitalized as goodwill in the accompanying consolidated balance sheets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit. For the years ended December 31, 2007 and 2006, we determined that the deteriorating housing market conditions in several markets were indicators of impairment. As a result of the changes in the market outlook and our near-term and long-term forecasts and expected returns, we recorded non-cash pretax goodwill impairment charges for the year ended December 31, 2007 totaling $54.3 million to write-off the remaining goodwill balances for our Raleigh, South Florida, and Jacksonville divisions and write-off a portion of the goodwill balances related to our Orlando and Tampa divisions as the estimated fair values of these reporting units were less than their carrying values. For the year ended December 31, 2006, we recorded pretax goodwill impairment charges totaling $6.2 million to write-off the remaining balances of goodwill related to our Colorado and Southwest Florida divisions. These charges were included in other expense in the accompanying consolidated statements of operations. In addition, we recorded goodwill impairment charges of $11.4 million in 2007 related to our San Antonio division and $13.3 million in 2006 related to our Tucson and San Antonio divisions, both of which were included in loss from discontinued operations.

At December 31, 2007, we had a remaining goodwill balance of $35.5 million related to five reporting units.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

u. Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	December 31,
	2007	2006
	(Dollars in thousands)
Income tax receivables	$240,719	$—
Deferred compensation assets	17,693	16,186
Property and equipment, net	15,379	20,033
Deferred debt issuance costs	16,149	10,215
Prepaid insurance	5,390	1,339
Other assets	4,805	9,355

Total homebuilding other assets	$300,135	$57,128

On February 12, 2008, we received approximately $235.6 million in cash related to the receipt of our 2007 federal income tax refund.

v. Insurance and Litigation Accruals

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

w. Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedged accounting treatment.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the 6% convertible senior subordinated notes offering, we entered into a convertible note hedge transaction that is intended to reduce the potential dilution to the holders of our common stock upon conversion of the convertible notes. The convertible note hedge will expire upon the earlier of (i) the last day on which any of the convertible notes remain outstanding and (ii) the second scheduled trading day immediately preceding the maturity date. Approximately $9.1 million of the net proceeds of the convertible notes offering was used to pay the cost of the convertible note hedge. The cost of this transaction, net of tax, was recorded in stockholders’ equity in our consolidated balance sheets as of December 31, 2007. The convertible note hedge is not considered a derivative liability under SFAS 133.

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our senior term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets at December 31, 2007 and 2006. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Senior Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded a $1.7 million expense during the year ended December 31, 2007 to other expense. Other than the ineffective portion of the Term Loan B described above, we believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no other portion of the accumulated other comprehensive income or loss will be reclassified into future earnings unless the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage.

The estimated fair value of the swaps at December 31, 2007 and 2006 represented liabilities of $22.0 million and $9.0 million, respectively, which were included in accrued liabilities in the accompanying consolidated financial statements. For the years ended December 31, 2007 and 2006, we recorded after-tax other comprehensive losses of $7.3 million and $5.4 million, respectively, related to the swap agreements.

We also enter into fair value hedges for certain of our mortgage banking activities, as discussed in Note 9.

x. Accounting for Guarantees

We account for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2007, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (see Note 9 for further discussion).

y. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“FSP”) SFAS 157-b (“FSP 157-b”), which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. We will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected not to implement SFAS 159 as of January 1, 2008, however, we will continue to evaluate for possible future implementation for new financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 141R on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on our financial condition and results of operations.

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

z. Reclassifications

Certain items in prior year financial statements have been reclassified to conform with current year presentation.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures are typically entered into with developers, other homebuilders, land sellers and financial partners. The tables set forth below summarize the combined financial information related to our unconsolidated land development and homebuilding joint ventures, including discontinued operations, accounted for under the equity method:

	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash	$60,771	$132,742
Inventories	1,640,601	2,226,516
Other assets	30,507	42,632

Total assets	$1,731,879	$2,401,890

Liabilities and Equity:
Accounts payable and accrued liabilities	$176,634	$257,007
Construction loans and trust deed notes payable	770,969	1,256,356
Equity	784,276	888,527

Total liabilities and equity	$1,731,879	$2,401,890

Our share of equity shown above was approximately $230.2 million (which excludes $45.0 million of accrued joint venture loan-to-value remargin obligations) and $286.3 million at December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007 and December 31, 2006, we had advances outstanding of approximately $7.5 million and $14.6 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of December 31, 2007 and December 31, 2006, we had approximately $11.3 million and $9.8 million of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Year December 31,
	2007	2006	2005
	(Dollars in thousands)
Revenues	$412,630	$397,597	$468,731
Cost of sales and expenses	(630,169)	(341,952)	(287,883)

Net income (loss)	$(217,539)	$55,645	$180,848

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) from unconsolidated joint ventures as presented in the accompanying consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The following table summarizes joint venture inventory impairments from continuing operations recorded during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$103,518	$42,521
Land development joint ventures	98,791	—

Total joint venture impairments	$202,309	$42,521

Number of projects impaired during the period	30	6

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period (1)	42	69

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

These charges were included in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the years ended December 31, 2007, 2006 and 2005, we recognized management fees of approximately $5.6 million, $10.0 and $10.6 million, respectively. These management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of December 31, 2007 and 2006, we had approximately $754,000 and $1.4 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying consolidated balance sheets.

During the year ended December 31, 2007, we purchased the entire portion of our partners’ interest in two of our Southern California urban joint ventures that experienced construction defect issues for aggregate consideration of approximately $85.3 million. The consideration for these buy-outs consisted of $79.0 million in payments made by us to satisfy the joint ventures’ indebtedness, $4.9 million in payments made to one partner and $1.4 million of other working capital obligations. We also purchased our partners’ interest in two Northern California joint ventures for $4.0 million plus the repayment of $141.3 million of the joint venture’s indebtedness (of which $20.5 million was paid through loan-to-value remargin payments).

4. Revolving Credit Facility, Term Loans, and Trust Deed and Other Notes Payable

a. Revolving Credit Facility and Term Loans

On April 25, 2007, we amended our $1.1 billion revolving credit facility, $100 million Term Loan A and $250 million Term Loan B (collectively, the “Credit Facilities”) to, among other things, extend the maturity date of the revolving credit facility from August 31, 2009 to May 5, 2011, and modify certain financial and other covenants. As a result of the impact of continued adverse market conditions, on September 14, 2007, we amended our Credit Facilities for a second time to provide us further covenant relief. The September 2007 amendment, among other things, provided us additional operating flexibility under the consolidated tangible net worth, minimum interest

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage and borrowing base covenants. In connection with relaxing these covenants, we also agreed to an immediate reduction in the leverage covenant and an additional tightening of the leverage covenant over time. In addition, we reduced the total commitment available under our revolving credit facility from $1.1 billion to $900 million and the outstanding principal amount of the Term Loan B from $250 million to $225 million.

As a result of the impact of the $180.5 million SFAS 109 deferred tax asset valuation allowance charge we recorded during the quarter ended December 31, 2007, we were not in compliance with the consolidated tangible net worth covenant contained in the amended Credit Facilities as of December 31, 2007. In January 2008, we obtained a waiver from our bank group of any default arising from the noncompliance.

We anticipate that the financial ratios contained in these Credit Facilities will continue to be negatively impacted by deteriorating market conditions, which, over the last two years, have caused us to incur (including discontinued operations) pretax inventory, joint venture and goodwill impairments and land deposit write-offs totaling $1,463.3 million and expect that our bank group will need to provide us with additional covenant relief if we are going to avoid future noncompliance with these covenants.

We are currently in discussions with our bank group to further amend our covenant package. If we are unable to obtain the requested amendment and are unable to obtain a waiver for any covenant non-compliance, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the Credit Facilities and our public notes could be accelerated. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay. The Credit Facilities are guaranteed by most of our wholly-owned subsidiaries other than our mortgage and title subsidiaries.

The Credit Facilities rank equally with borrowings under our senior public notes (the Credit Facilities and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as the Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B will mature on May 5, 2011 and May 5, 2013, respectively. In May 2006, we entered into interest rate swap agreements that effectively fixed the 3-month LIBOR rates for the Term Loans at 5.45 percent and 5.53 percent, respectively, for our Term Loan A and Term Loan B. As of December 31, 2007, the all-in interest rates, after giving effect to the interest rate swaps, on our Term Loan A and Term Loan B were 6.98 percent and 7.28 percent, respectively. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings, but at a minimum are paid quarterly. The Term Loans are prepayable at our option. Net proceeds from the Term Loans were used to repay a portion of the outstanding balance of our revolving credit facility.

The financial covenants contained in the Credit Facilities require us to, among other things, maintain a minimum level of stockholders’ equity, maintain a minimum interest coverage ratio, not exceed a debt to equity ratio and not exceed a maximum ratio of unsold land to net worth. These covenants as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the Credit Facilities and from other sources and also limit our investments in joint ventures. At December 31, 2007, we had $285.4 million in borrowing capacity under our revolving credit facility’s borrowing base provision, of which $90.0 million was consumed by outstanding borrowings and $45.7 million by issued letters of credit. If the remaining $149.7 million available under the borrowing base as of December 31, 2007 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased. Interest rates charged under the Credit Facilities include LIBOR and prime rate pricing options.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b. Trust Deed and Other Notes Payable

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At December 31, 2007, we had approximately $34.7 million outstanding in trust deed and other notes payable, including $4.8 million of CDD bonds.

c. Borrowings and Maturities

The following summarizes the borrowings outstanding under our revolving credit facility, Term loans, and trust deed and other notes payable (excluding indebtedness included in liabilities from inventories not owned—see Note 2(p) above, and senior and senior subordinated notes payable—see Notes 5 and 6 below) during the three years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Maximum month end borrowings outstanding during the year	$857,147	$1,017,238	$412,574
Average outstanding balance during the year	$688,878	$817,034	$215,840
Weighted average interest rate for the year	6.6%	6.4%	5.8%
Weighted average interest rate on borrowings outstanding at year end	6.7%	6.9%	6.2%

Maturities of the revolving credit facility, Term loans, and trust deed and other notes payable, and senior and senior subordinated notes payable (see Notes 5 and 6 below) are as follows as of December 31, 2007:

Year Ended December 31,
(Dollars in thousands)
2008	$133,804
2009	161,938
2010	188,322
2011	366,621
2012	249,379
Thereafter	674,344

$1,774,408

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
6 1/2% Senior Notes due 2008	$126,000	$150,000
5 1/8% Senior Notes due 2009	150,000	150,000
6 1/2% Senior Notes due 2010	175,000	175,000
6 7/8% Senior Notes due 2011	175,000	175,000
7 3/4% Senior Notes due 2013, net	124,344	124,245
6 1/4% Senior Notes due 2014	150,000	150,000
7% Senior Notes due 2015	175,000	175,000
Term Loan A	100,000	100,000
Term Loan B	225,000	250,000

	$1,400,344	$1,449,245

In March 2003, we issued $125 million of 7 3/4% Senior Notes due March 15, 2013. These notes were issued at a discount to yield approximately 7.88% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. Interest on these notes is payable on March 15 and September 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, commencing March 15, 2008 at 103.875% of par, with the call price reducing ratably to par on March 15, 2011. Prior to March 15, 2008, the notes are redeemable pursuant to a “make whole” formula. Net proceeds were approximately $122.7 million and were used to repay borrowings outstanding under our revolving credit facility.

In May 2003, we issued $175 million of 6 7/ 8% Senior Notes due May 15, 2011. Interest on these notes is due and payable on May 15 and November 15 of each year until maturity, with the initial payment made on November 15, 2003. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from the 6 7/8% Senior Notes were approximately $173.4 million and were used to pay off borrowings outstanding under our revolving credit facility with the balance used for general corporate purposes.

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

In March 2004, we issued $150 million of 5 1/8% Senior Notes due April 1, 2009 and $150 million of 6 1/4% Senior Notes due April 1, 2014. These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity, with the initial payments made on October 1, 2004. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $297.2 million, and $259.0 million was used in April 2004 to redeem in full our 8% Senior Notes due 2008 and 8 1/2% Senior Notes due 2009 with the balance used for general corporate purposes. In connection with these redemptions, we incurred a pretax charge of approximately $10.2 million. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs, including the write-off of the remaining unamortized bond discount, and was included in other income (expense) in the accompanying consolidated statements of operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2005, we issued $175 million of 6 1/2% Senior Notes due August 15, 2010 and $175 million of 7% Senior Notes due August 15, 2015. These notes were issued at par with interest due and payable on February 15 and August 15 of each year until maturity, with the initial payment made on February 15, 2006. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. Net proceeds from these notes were approximately $346.3 million, and $130.9 million was used in September 2005 to redeem in full our 9 1/2 % Senior Notes due 2010 with the balance used for general corporate purposes. In connection with this redemption, we incurred a pretax charge of approximately $5.9 million. This charge included the redemption premium paid to the note holders and the expensing of other transaction related costs and was included in other income (expense) in the accompanying consolidated statements of operations.

In the fourth quarter of 2007, we repurchased and simultaneously retired approximately $24.0 million of our 6 1/2% Senior Notes due 2008 through open market purchases. In connection with the retirement of these notes, we recognized a $2.8 million gain from the early extinguishment of debt as the notes were purchased at a discount to their par value. At December 31, 2007, our remaining balance of the 6 1/2% Senior Notes was $126.0 million.

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness, including borrowings under our revolving credit facility. We will, under certain circumstances, be obligated to make an offer to purchase a portion of the notes in the event of certain asset sales. In addition, these notes contain other restrictive covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness or maintain a minimum interest coverage ratio, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. We are required to comply with either the interest coverage ratio covenant or the leverage covenant, but we are not required to comply with both simultaneously. Restricted payments and net losses erode the restricted payment basket, while net income, proceeds from equity issuances, and distributions of income from unconsolidated joint ventures and unrestricted subsidiaries increase the restricted payment basket. As of December 31, 2007, the restricted payment covenant contained in our 5 1/8% Senior Notes due 2009, which is our most restrictive, would have permitted us to make an additional $216.0 million in restricted payments without violating this covenant. Also, upon a change in control, as defined in the governing indentures, we are required to make an offer to purchase these notes at 101% of the principal amount. As of December 31, 2007, and throughout the year, we were in compliance with all of the covenants under the notes.

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

6. Senior Subordinated Notes Payable

a. Senior Subordinated Notes

On April 15, 2002, we issued $150 million of 9 1/4% Senior Subordinated Notes that mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets and are unsecured obligations that are junior to our senior indebtedness. Interest on these notes is payable on April 15 and October 15 of each year until maturity. Net proceeds after underwriting expenses were approximately $147.0 million. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales. In addition, these notes contain restrictive covenants which,

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Also, upon a change in control we are required to make an offer to purchase these notes at 101% of the principal amount. As of December 31, 2007, we were in compliance with all of the covenants under the notes.

b. Senior Subordinated Convertible Notes

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

To facilitate transactions by which investors in the Notes may hedge their investments in such Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Notes offering, under which we agreed to loan to the share borrower up to 7,839,809 shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances. As of December 31, 2007, 7,839,809 of these shares were outstanding under the share lending facility.

The share borrower received all of the proceeds from any sale by it of the borrowed shares of common stock. We received a nominal lending fee of $0.01 per share for each share of common stock that we lent pursuant to the share lending facility. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of our outstanding shares. However, because the share borrower must return to us all borrowed shares (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting our earnings per share in accordance with generally accepted accounting principles.

7. Mortgage Credit Facilities

Our mortgage financing subsidiary utilized two mortgage credit facilities during 2007. At December 31, 2007, we had approximately $164.2 million advanced under these mortgage credit facilities and as of and for the year ended December 31, 2007 we were in compliance with the facilities’ financial and other covenants. The first facility, which matured on February 14, 2008, was not renewed. The second, which was set to mature on February 2, 2008, was extended 90 days to permit us and our bank group additional time to renegotiate the terms of the facility. This remaining facility currently provides for an aggregate commitment of $120 million. Mortgage loans are typically financed under this facility for a short period of time, approximately 15 to 60 days, prior to completion of the sale of such loans to third party investors. This facility has LIBOR based pricing and contains financial covenants relating to our financial services subsidiary, including leverage, net worth and liquidity covenants.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While we expect that our negotiations with our bank group will result in the renewal of this facility for an additional one year term, if we are unable to successfully extend this facility or to refinance it on terms we deem acceptable, this failure could place a significant limitation on the operations of our mortgage financing subsidiary and we would be required to use corporate liquidity sources to fund its operations.

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

Mortgage Loans Held for Investment—Fair value of these loans is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition.

Revolving Credit Facility—The fair value of this credit facility was based on quoted market prices at year end.

Mortgage Credit Facilities—The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings.

Trust Deed and Other Notes Payable—These notes are for purchase money deeds of trust on land acquired and certain other real estate inventory construction, including community development district bonds. The notes were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

Senior and Senior Subordinated Notes Payable—The public senior and senior subordinated notes and Term Loan B notes are publicly traded over the counter and their fair values were based upon the values of their last trade at year end. The Term Loan A notes were based on quoted market prices at year end.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$219,141	$219,141	$17,356	$17,356
Financial services:
Cash and equivalents	$12,413	$12,413	$14,727	$14,727
Mortgage loans held for sale	$155,340	$155,340	$254,958	254,968
Mortgage loans held for investment	$10,973	$10,973	$—	$—
Financial liabilities:
Homebuilding:
Revolving credit facility	$90,000	$75,600	$289,500	$289,500
Trust deed and other notes payable	$34,714	$34,714	$52,498	$52,498
Senior notes payable, net	$1,400,344	$1,015,673	$1,449,245	$1,409,874
Senior subordinated notes payable, net	$249,350	$130,624	$149,232	$152,963
Financial services:
Mortgage credit facilities	$164,172	$164,172	$250,907	$250,907
Off-balance sheet financial instruments:
Forward sale commitments of mortgage-backed securities	$81,000	$80,325	$95,500	$95,902
Commitments to originate mortgage loans	$13,863	$13,820	$48,803	$48,874

9. Commitments and Contingencies

a. Land Purchase and Option Agreement

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under these purchase contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write-off should we not purchase the land. At December 31, 2007, we had cash deposits and letters of credit outstanding of approximately $11.0 million and capitalized preacquisition and other development and construction costs of approximately $11.8 million relating to land purchase contracts having a total remaining purchase price of approximately $81.7 million. Approximately $3.0 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2007, we had cash deposits and letters of credit outstanding of approximately $28.9 million and capitalized preacquisition and other development and construction costs of approximately $9.7 million relating to option contracts having a total remaining purchase price of approximately $341.2 million. Approximately $78.2 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets. For the years ended December 31, 2007 and 2006, we incurred pretax charges of $26.3 million and $54.8 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered $3.2 million and $2.2 million, respectively, related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other expense in the accompanying consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions	• expanding our market opportunities
• establishing strategic alliances • leveraging our capital base	• managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. We plan to continue using these types of arrangements to finance the development of properties from time to time. At December 31, 2007, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $771.0 million and equity that totaled $784.3 million compared to $1,256.4 million in joint venture indebtedness and $888.5 million in equity as of December 31, 2006.

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with the joint ventures’ borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At December 31, 2007, approximately $408.6 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $116.8 million we would be solely responsible for and $291.8 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

joint venture document). To the extent that these credit enhancements have been provided to lenders who also participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings.

During the year ended December 31, 2007, we made aggregate additional capital contributions of approximately $79.3 million related to seven of our Southern and Northern California joint ventures and our partners made aggregate additional capital contributions totaling approximately $51.6 million. We anticipate being required to make additional capital contributions and/or remargin payments with respect to other joint ventures, which we currently estimate to be in the range of $45 million to $55 million based upon present asset values. We accrued the lower end of the range of this potential liability, which is included in accrued liabilities in our consolidated balance sheet as of December 31, 2007. These amounts, which are reflected in our current cash flow projections, do not reflect the impact of any further reductions in asset values which may continue until market conditions stabilize and do not also reflect additional ordinary course joint venture capital contributions, also reflected in our cash flow projections, related to acquisition, development and construction costs, loan step downs, and loan maturities.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At December 31, 2007, our joint ventures had approximately $79.2 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

c. Surety Bonds

We issue surety bonds to third parties in the normal course of business to ensure completion of the infrastructure of our projects. At December 31, 2007, we had approximately $540.9 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) of which $349.2 million represents our estimated cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. (formerly Family Lending Services, Inc.). Mortgage loans in process for which

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rates were committed to borrowers totaled approximately $13.9 million at December 31, 2007 and carried a weighted average interest rate of approximately 6.2%. Interest rate risks related to these obligations are generally mitigated by Standard Pacific Mortgage preselling the loans to third party investors or through its interest rate hedging program. As of December 31, 2007, Standard Pacific Mortgage had approximately $78.2 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, of which approximately $77.2 million were hedged by forward sale commitments of mortgage-backed securities. In addition, as of December 31, 2007, Standard Pacific Mortgage held approximately $98.6 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.

During the year ended December 31, 2007, we entered into forward commitments for mortgage products with third party investors totaling $195.0 million. These forward commitments allow us to lock in mortgage rates and prices for a specified period of time on specified products being sold by Standard Pacific Mortgage prior to the origination date. At December 31, 2007, our remaining forward commitments with third party investors was $83.9 million.

e. Operating Leases

We lease office facilities, model homes and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2007 are as follows:

Year Ended December 31,
(Dollars in thousands)
2008	$14,220
2009	10,581
2010	7,338
2011	4,366
2012	2,587
Thereafter	801

Subtotal	39,893
Less—Sublease income	(1,639)

Net rental obligations	$38,254

Future minimum model home rental payments included in the table above represented $2.6 million of the total future liability. Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2007, 2006 and 2005 was approximately $13.0 million, $11.4 million and $8.6 million, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$235,631	$(160,891)	$(248,466)
State	(985)	(32,185)	(42,064)

	234,646	(193,076)	(290,530)

Deferred:
Federal	(39,956)	102,865	19,538
State	(5,736)	20,171	1,162

	(45,692)	123,036	20,700

(Provision) benefit for income taxes	$188,954	$(70,040)	$(269,830)

(Provision) benefit for income taxes—continuing operations	$149,003	$(82,930)	$(269,528)
(Provision) benefit for income taxes—discontinued operations	39,951	12,890	(302)

(Provision) benefit for income taxes	$188,954	$(70,040)	$(269,830)

The components of our net deferred income tax asset are as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Inventory adjustments	$253,074	$130,601
Financial accruals	45,187	48,519
Net operating loss carryforwards	37,136	—
State income taxes	345	11,265
Amortization of goodwill	(19,516)	(8,668)
Interest rate swap	7,393	3,551
Other	856	—

Subtotal	324,475	185,268
Less: Valuation allowance	(180,480)	—

	$143,995	$185,268

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income (loss) before taxes	$(956,227)	$193,733	$710,814

(Provision) benefit for income taxes at federal statutory rate	$334,680	$(67,807)	$(248,785)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	34,583	(7,932)	(26,586)
Section 199 tax benefit	—	4,910	5,022
Valuation allowance	(180,480)	—	—
Other, net	171	789	519

(Provision) benefit for income taxes	$188,954	$(70,040)	$(269,830)

Effective (tax) benefit rate	19.8%	(36.2% )	(38.0% )

We generated significant deferred tax assets in 2006 and 2007 largely due to inventory, joint venture and goodwill impairments we incurred during those years. Under SFAS 109, reliance on projections of future taxable income are often times prohibited or limited when companies are in a cumulative loss position. As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length and the fact that we were in a cumulative loss position as of December 31, 2007, we recorded a noncash valuation allowance of $180.5 million against our net deferred tax asset during the 2007 fourth quarter. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us in the near-term would increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in SFAS 109.

The American Jobs Creation Act of 2004 provided a 3% tax deduction on qualified domestic production activities income in 2005 and 2006. This deduction will be phased in over six years. When fully phased in, the deduction will be 9% of the lesser of qualified production activities income or taxable income. This deduction, which was applicable to us effective January 1, 2005, was accounted for as a permanent difference and reduced our current federal income tax expense for the years ended December 31, 2006 and 2005.

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

As a result of the implementation of FIN 48, we recognized a $4.1 million liability (net of the federal income tax benefit and including potential interest and penalties) as of January 1, 2007 related to unrecognized tax benefits, that if recognized, would lower our effective tax rate. The charge was reflected as a reduction of

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning retained earnings as of January 1, 2007. We classify estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Year Ended December 31, 2007
(Dollars in thousands)
Balance at January 1, 2007	$5,879
Changes based on tax positions related to the current year	(32)
Changes for tax positions in prior years	332
Reductions for tax positions of prior years	(668)
Settlements	—

Balance at December 31, 2007	$5,511

As of December 31, 2007, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2003 through 2007. There were no significant changes in the accrued liability related to uncertain tax positions during the year ended December 31, 2007, nor do we anticipate significant changes during the next 12-month period.

11. Stock Incentive Plans

The Company has share-based awards outstanding under five different plans, pursuant to which we have granted stock options, performance share awards, and restricted stock grants to key officers, employees, and directors. The exercise price of the share-based awards may not be less than the market value of our common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. The fair value for options is established at the date of grant using the Black-Scholes model for options that vest based on time and the Lattice model for options that vest based on market performance. Performance share awards, which have been granted to certain executives, can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a single or series of pre-established financial and operating targets during the applicable fiscal year period, subject to downward adjustment based upon the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the applicable vesting date. Restricted stock typically vests over a one to three year period and is valued at the closing price on the date of grant.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option transactions relating to the five plans on a combined basis for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	5,006,874	$20.07	4,984,685	$17.45	5,417,070	$12.18
Granted	2,437,500	18.07	567,500	37.02	782,500	43.52
Exercised	(286,764)	8.12	(425,890)	6.82	(1,161,130)	9.82
Canceled	(1,070,830)	21.23	(119,421)	38.39	(53,755)	31.19

Options outstanding, end of year	6,086,780	$19.63	5,006,874	$20.07	4,984,685	$17.45

Options exercisable at end of year	3,268,419	$17.97	3,820,373	$14.67	3,529,242	$10.46

Options available for future grant	1,702,047		3,303,896		4,187,935

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

Option Outstanding					Option Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$ 5.15	$ 8.25	1,870,078	$ 5.80	4.9 years	749,578	$ 6.76
$ 8.50	$11.69	1,092,030	$10.95	3.5 years	1,092,030	$10.95
$14.82	$27.59	1,003,302	$22.81	6.0 years	986,302	$22.84
$29.84	$43.53	2,121,370	$34.79	5.0 years	440,509	$43.50

The fair value of each stock option granted during each of the three years ended December 31, 2007, 2006 and 2005 was estimated using the following weighted average assumptions:

	2007	2006	2005
Dividend yield	0.29%	0.43%	0.37%
Expected volatility	43.23%	40.89%	39.35%
Risk-free interest rate	4.43%	4.51%	3.81%
Expected life	2.6 years	1.1 years	3.3 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $4.37, $11.32 and $13.72, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of restricted stock activity, excluding the Shares issued under performance share awards, for the year ended December 31, 2007:

	Shares	Weighted Average Closing Price of Our Common Stock on Date of Grant
Unvested restricted stock, beginning of year	80,292	$33.72
Granted	37,000	$21.21
Vested	(44,986)	$24.05
Forfeited	—	—

Unvested restricted stock, end of year	72,306	$33.34

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Stock options	$13,691	$7,658	$6,007
Performance share awards	4,926	7,324	6,616
Restricted stock grants	1,533	1,557	627

Total	$20,150	$16,539	$13,250

During the year ended December 31, 2007, the compensation committee of our Board of Directors granted eight executive officers performance share awards under our 2000 Stock Incentive Plan. The closing price of our common stock on the grant date of the 2007 awards was $23.20. On February 7, 2008, the compensation committee of the Board of Directors approved the issuance of 168,000 shares subject to this plan. These shares were issued in February 15, 2008, of which 56,000 shares vested upon issuance.

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2007		2006		2005
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)
Unvested stock options	$3,855	1.8 years	$8,015	2.2 years	$13,558	1.9 years
Nonvested performance share awards	3,384	1.8 years	5,727	1.2 years	13,051	1.9 years
Nonvested restricted stock grants	842	0.9 years	1,589	1.7 years	890	1.3 years

Total unrecognized compensation expense	$8,081	1.7 years	$15,331	1.8 years	$27,499	1.9 years

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit and Deferred Compensation Plans

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan a percentage of their compensation through salary deferrals, subject to certain dollar limitations, and we match up to 2% of eligible compensation of employees electing to contribute. In addition, we contribute 3% of all eligible compensation subject to certain limits, which vests ratably over five years. Our contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $7.1 million, $8.0 million and $6.5 million, respectively.

The Company maintains its deferred compensation plan (the “2002 plan”) and its 2005 deferred compensation plan (the “2005 plan”) which, until December 12, 2007, provided executives, directors, and other eligible key employees the opportunity to defer compensation which would otherwise be paid to such individuals on a current basis. On December 12, 2007, the Company amended the 2005 plan to prohibit future deferrals, and amended both plans to partially terminate the plans, and to make accelerated distributions in 2008 to certain plan participants. Other than for directors, former employees, and certain officers who qualified for retirement under the plans for whom payments will not be accelerated, distributions of plan balances under the 2002 plan were made in January 2008, and distributions of plan balances under the 2005 plan generally will be made on July 1, 2008. Deferred restricted stock and other deferred equity awards under the plans will not be distributed on an accelerated basis.

All deferrals under the plans (other than contributions of shares subject to vesting requirements) are 100% vested. All cash deferrals have been fully funded, and will be maintained in a “rabbi trust” until paid to plan participants. Participants elect deemed investments for their cash deferrals from a variety of benchmark funds. The return on the underlying benchmark fund determines the amount of earnings or losses that are credited or debited to the participant’s account. At present, the investment choices are the same funds offered by the Company in its 401(k) Plan to employees generally and none of these investment choices offers a preferred return funded in whole or in part by the Company. In the case of deferrals of restricted or bonus stock, the shares are not issued or held in the plan, but the participant’s investment account is credited with the value of the dividends which would have been paid on the deferred shares had they been issued. The Company has never made any matching contributions to the plans and offers no preferred returns funded by the Company.

As of December 31, 2007 and 2006, we had $17.7 million and $16.2 million, respectively, in assets relating to the plans which is included in other assets in our consolidated balance sheets, and we had accrued $18.1 million and $16.9 million, respectively, for our obligations under the plans, which is included in accrued liabilities in our consolidated balance sheets.

13. Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. We are actively marketing the remaining assets of these divisions for sale and it is our intention to have exited these markets within the next year. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with SFAS No. 144. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and all prior periods have been reclassified to conform with current year presentation.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Home sale revenues	$124,177	$198,651	$100,034
Land sale revenues	57,935	—	28

Total revenues	182,112	198,651	100,062

Cost of home sales	(144,921)	(181,336)	(83,760)
Cost of land sales	(96,354)	(8,985)	(28)

Total cost of sales	(241,275)	(190,321)	(83,788)

Gross margin	(59,163)	8,330	16,274

Selling, general and administrative expenses	(25,619)	(30,169)	(15,132)
Income (loss) from unconsolidated joint ventures	(9,699)	78	32
Other income (expense)	(17,560)	(13,529)	162

Pretax income (loss)	(112,041)	(35,290)	1,336

(Provision) benefit for income taxes	39,951	12,890	(302)

Net income (loss) from discontinued operations	$(72,090)	$(22,400)	$1,034

During the years ended December 31, 2007 and 2006, we recorded the following pretax charges related to our discontinued operations: $86.7 million and $21.2 million, respectively, of inventory impairment charges; $9.5 million and $0, respectively, of charges related to our share of joint venture inventory impairments; and approximately $524,000 and $1.1 million, respectively, of charges related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects. In addition, during the year ended December 31, 2006, we recorded $13.3 million related to goodwill impairment charges. There were no impairment charges related to discontinued operations for the year ended December 31, 2005.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions discontinued operations and the Company:

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and equivalents	$7	$20
Trade and other receivables	1,959	5,071
Inventories:
Owned	16,542	167,152
Not owned	—	3,441
Investments in and advances to unconsolidated joint ventures	—	9,065
Goodwill and other intangibles, net	—	12,236
Other assets	1,219	2,090

Total Assets	$19,727	$199,075

Liabilities
Accounts payable	$3,305	$6,677
Accrued liabilities	1,916	3,750
Liabilities from inventories not owned	—	150

Total Liabilities	$5,221	$10,577

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stockholder Rights Plan and Common Stock Repurchase Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a new stockholder rights agreement (the “Agreement”). Under the Agreement, one preferred stock purchase right was granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as described in the Agreement, and upon paying the exercise price (currently $57.50), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, if we merge into another corporation, or if 50% or more of our assets are sold, the rightholders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50% discount from the then-current market value. In either situation, these rights are not exercisable by the acquiring party. Until the occurrence of certain events, the rights may be terminated at any time or redeemed by Standard Pacific’s Board of Directors including if it believes a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed or exchanged. If the rights are separated from the common shares, the rights expire ten years from the date they were separated.

On February 1, 2006, our Board of Directors authorized a new $100 million stock repurchase plan (the “February 2006 Plan”), which was subsequently replaced with a new $50 million plan on July 26, 2006 (the “July 2006 Plan”). From January 1, 2007 through December 31, 2007, we repurchased approximately 106,000 shares of common stock for approximately $2.9 million from directors and officers to satisfy tax withholding obligations that arose upon the vesting of performance share awards and restricted stock. Through December 31, 2007 and from January 1, 2008 through February 20, 2008, no shares were repurchased under the July 2006 Plan.

15. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2007:
Revenues	$656,667	$665,018	$645,555	$938,270	$2,905,510
Homebuilding gross margin	$97,432	$(89,915)	$(48,520)	$(158,860)	$(199,863)
Income (loss) from continuing operations, net of income taxes	$(18,247)	$(148,813)	$(113,742)	$(414,381)	$(695,183)
Loss from discontinued operations, net of income taxes	(22,544)	(17,106)	(5,924)	(26,516)	(72,090)

Net income (loss)	$(40,791)	$(165,919)	$(119,666)	$(440,897)	$(767,273)

Basic earnings (loss) per share:
Continuing operations	$(0.28)	$(2.30)	$(1.76)	$(6.39)	$(10.74)
Discontinued operations	(0.35)	(0.26)	(0.09)	(0.41)	(1.11)

Basic earnings (loss) per share	$(0.63)	$(2.56)	$(1.85)	$(6.80)	$(11.85)

Diluted earnings (loss) per share:
Continuing operations	$(0.28)	$(2.30)	$(1.76)	$(6.39)	$(10.74)
Discontinued operations	(0.35)	(0.26)	(0.09)	(0.41)	(1.11)

Diluted earnings (loss) per share	$(0.63)	$(2.56)	$(1.85)	$(6.80)	$(11.85)

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2006:
Revenues	$840,536	$951,789	$800,057	$1,172,954	$3,765,336
Homebuilding gross margin	$251,541	$262,556	$151,812	$47,460	$713,369
Income (loss) from continuing operations, net of income taxes	$94,304	$95,319	$30,813	$(74,343)	$146,093
Loss from discontinued operations, net of income taxes	453	1,176	34	(24,063)	(22,400)

Net income (loss)	$94,757	$96,495	$30,847	$(98,406)	$123,693

Basic earnings (loss) per share:
Continuing operations	$1.41	$1.46	$0.48	$(1.16)	$2.24
Discontinued operations	0.01	0.02	—	(0.37)	(0.34)

Basic earnings (loss) per share	$1.42	$1.48	$0.48	$(1.53)	$1.90

Diluted earnings (loss) per share:
Continuing operations	$1.37	$1.42	$0.47	$(1.16)	$2.19
Discontinued operations	0.01	0.02	—	(0.37)	(0.34)

Diluted earnings (loss) per share	$1.38	$1.44	$0.47	$(1.53)	$1.85

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

16. Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$144,733	$139,877	$85,381
Income taxes	$14,179	$236,171	$283,659

Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable	$—	$2,304	$118,868
Inventory received as distributions from unconsolidated homebuilding joint ventures	$45,711	$17,637	$59,254
Increase in investments in and advances to unconsolidated joint ventures related to accrued joint venture loan-to-value remargin obligations	$45,000	$—	$—
Deferred purchase price recorded in connection with acquisitions	$—	$2,712	$13,129
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$14,079	$—	$—
Underwriting discount and expenses capitalized in connection with the issuance of senior and senior subordinated convertible notes payable	$3,000	$—	$3,670
Excess tax benefits from share-based payment arrangements	$—	$—	$14,422
Changes in inventories not owned	$71,228	$274,791	$252,880
Changes in liabilities from inventories not owned	$40,142	$34,412	$16,347
Changes in minority interests	$31,086	$309,203	$236,533

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Supplemental Guarantor Information

On February 22, 2006, our 100% owned direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary, and certain other subsidiaries (collectively, “Non-Guarantor Subsidiaries”), guaranteed our outstanding senior indebtedness and senior subordinated notes payable The guarantees are full and unconditional and joint and several Presented below are the consolidated financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,405,749	$1,435,770	$47,314	$—	$2,888,833
Cost of sales	(1,466,838)	(1,546,028)	(75,830)	—	(3,088,696)

Gross margin	(61,089)	(110,258)	(28,516)	—	(199,863)

Selling, general and administrative expenses	(195,826)	(189,660)	(2,495)	—	(387,981)
Income (loss) from unconsolidated joint ventures	(159,610)	(29,283)	(1,132)	—	(190,025)
Equity income (loss) of subsidiaries	(384,606)	—	—	384,606	—
Other income (expense)	(9,085)	(59,525)	—	—	(68,610)

Homebuilding pretax income	(810,216)	(388,726)	(32,143)	384,606	(846,479)

Financial Services:
Revenues	—	—	16,677	—	16,677
Expenses	—	—	(16,045)	—	(16,045)
Income from unconsolidated joint ventures	—	1,050	—	—	1,050
Other income (expense)	(747)	611	747	—	611

Financial services pretax income (loss)	(747)	1,661	1,379	—	2,293

Income (loss) from continuing operations before income taxes	(810,963)	(387,065)	(30,764)	384,606	(844,186)
(Provision) benefit for income taxes	43,690	106,305	(992)	—	149,003

Income (loss) from continuing operations	(767,273)	(280,760)	(31,756)	384,606	(695,183)
Loss from discontinued operations, net of income taxes	—	(52,540)	—	—	(52,540)
Loss from disposal of discontinued operations, net of income taxes	—	(19,550)	—	—	(19,550)

Net income (loss)	$(767,273)	$(352,850)	$(31,756)	$384,606	$(767,273)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,930,455	$1,810,015	$—	$—	$3,740,470
Cost of sales	(1,636,305)	(1,390,796)	—	—	(3,027,101)

Gross margin	294,150	419,219	—	—	713,369

Selling, general and administrative expenses	(214,446)	(227,514)	—	—	(441,960)
Income (loss) from unconsolidated joint ventures	(27,868)	23,998	—	—	(3,870)
Equity income (loss) of subsidiaries	123,081	—	—	(123,081)	—
Other income (expense)	(38,788)	(7,925)	(14)	—	(46,727)

Homebuilding pretax income (loss)	136,129	207,778	(14)	(123,081)	220,812

Financial Services:
Revenues	—	—	24,866	—	24,866
Expenses	—	—	(19,438)	—	(19,438)
Income from unconsolidated joint ventures	—	1,911	—	—	1,911
Other income (expense)	(1,157)	872	1,157	—	872

Financial services pretax income (loss)	(1,157)	2,783	6,585	—	8,211

Income (loss) from continuing operations before income taxes	134,972	210,561	6,571	(123,081)	229,023
(Provision) benefit for income taxes	(11,279)	(69,495)	(2,156)	—	(82,930)

Income (loss) from continuing operations	123,693	141,066	4,415	(123,081)	146,093
Loss from discontinued operations, net of income taxes	—	(22,400)	—	—	(22,400)

Net income	$123,693	$118,666	$4,415	$(123,081)	$123,693

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$2,081,834	$1,811,185	$—	$—	$3,893,019
Cost of sales	(1,460,730)	(1,363,903)	—	—	(2,824,633)

Gross margin	621,104	447,282	—	—	1,068,386

Selling, general and administrative expenses	(218,734)	(205,983)	—	—	(424,717)
Income from unconsolidated joint ventures	28,974	30,000	—	—	58,974
Equity income of subsidiaries	195,004	—	—	(195,004)	—
Other income (expense)	(4,457)	5,055	(77)	—	521

Homebuilding pretax income	621,891	276,354	(77)	(195,004)	703,164

Financial Services:
Revenues	—	—	17,359	—	17,359
Expenses	—	—	(13,901)	—	(13,901)
Income from unconsolidated joint ventures	—	2,252	—	—	2,252
Other income (expense)	(377)	604	377	—	604

Financial services pretax income	(377)	2,856	3,835	—	6,314

Income (loss) from continuing operations before income taxes	621,514	279,210	3,758	(195,004)	709,478
(Provision) benefit for income taxes	(180,530)	(87,632)	(1,366)	—	(269,528)

Income (loss) from continuing operations	440,984	191,578	2,392	(195,004)	439,950
Income from discontinued operations, net of income taxes	—	1,034	—	—	1,034

Net income	$440,984	$192,612	$2,392	$(195,004)	$440,984

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$218,129	$756	$256	$—	$219,141
Trade and other receivables	430,716	7,164	5,835	(415,116)	28,599
Inventories:
Owned	935,401	992,526	131,308	—	2,059,235
Not owned	23,972	85,785	—	—	109,757
Investments in and advances to unconsolidated joint ventures	171,340	122,627	—	—	293,967
Investments in subsidiaries	863,383	—	—	(863,383)	—
Deferred income taxes	142,721	—	—	1,274	143,995
Goodwill and other intangibles, net	2,691	32,906	—	—	35,597
Other assets	292,893	8,988	13	(1,759)	300,135

	3,081,246	1,250,752	137,412	(1,278,984)	3,190,426

Financial Services:
Cash and equivalents	—	—	12,413	—	12,413
Mortgage loans held for sale	—	—	155,340	—	155,340
Mortgage loans held for investment	—	—	10,973	—	10,973
Other assets	—	—	13,121	(1,274)	11,847

	—	—	191,847	(1,274)	190,573
Assets of discontinued operations	—	19,727	—	—	19,727

Total Assets	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$60,445	$33,711	$1,034	$—	$95,190
Accrued liabilities	242,696	451,969	964	(415,116)	280,513
Liabilities from inventories not owned	12,253	30,754	—	—	43,007
Revolving credit facility	90,000	—	—	—	90,000
Trust deed and other notes payable	29,867	4,847	—	—	34,714
Senior notes payable	1,400,344	—	—	—	1,400,344
Senior subordinated notes payable	249,350	—	—	—	249,350

	2,084,955	521,281	1,998	(415,116)	2,193,118

Financial Services:
Accounts payable and other liabilities	—	—	6,445	(1,422)	5,023
Mortgage credit facilities	—	—	164,509	(337)	164,172

	—	—	170,954	(1,759)	169,195

Liabilities of discontinued operations	—	5,221	—	—	5,221

Total Liabilities	2,084,955	526,502	172,952	(416,875)	2,367,534

Minority Interests	1,300	36,901	—	—	38,201

Stockholders’ Equity:
Total Stockholders’ Equity	994,991	707,076	156,307	(863,383)	994,991

Total Liabilities and Stockholders’ Equity	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$16,349	$1,000	$7	$—	$17,356
Trade and other receivables	1,019,404	32,875	3,771	(983,396)	72,654
Inventories:
Owned	1,528,794	1,539,981	32,861	—	3,101,636
Not owned	93,819	105,938	—	—	199,757
Investments in and advances to unconsolidated joint ventures	176,779	124,856	—	—	301,635
Investments in subsidiaries	991,444	—	—	(991,444)	—
Deferred income taxes	184,424	—	—	844	185,268
Goodwill and other intangibles, net	2,691	87,696	—	—	90,387
Other assets	42,497	14,619	12	—	57,128

	4,056,201	1,906,965	36,651	(1,973,996)	4,025,821

Financial Services:
Cash and equivalents	—	—	14,727	—	14,727
Mortgage loans held for sale	—	—	254,958	—	254,958
Other assets	—	—	9,204	(844)	8,360

	—	—	278,889	(844)	278,045
Assets of discontinued operations	—	199,075	—	—	199,075

Total Assets	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$67,727	$35,039	$1	$—	$102,767
Accrued liabilities	223,585	999,624	37,342	(983,396)	277,155
Liabilities from inventories not owned	46,119	36,880	—	—	82,999
Revolving credit facility	289,500	—	—	—	289,500
Trust deed and other notes payable	44,765	7,733	—	—	52,498
Senior notes payable	1,449,245	—	—	—	1,449,245
Senior subordinated notes payable	149,232	—	—	—	149,232

	2,270,173	1,079,276	37,343	(983,396)	2,403,396

Financial Services:
Accounts payable and other liabilities	—	—	4,404	—	4,404
Mortgage credit facilities	—	—	250,907	—	250,907

	—	—	255,311	—	255,311

Liabilities of discontinued operations	—	10,577	—	—	10,577

Total Liabilities	2,270,173	1,089,853	292,654	(983,396)	2,669,284

Minority Interests	21,658	47,629	—	—	69,287

Stockholders’ Equity:
Total Stockholders’ Equity	1,764,370	968,558	22,886	(991,444)	1,764,370

Total Liabilities and Stockholders’ Equity	$4,056,201	$2,106,040	$315,540	$(1,974,840)	$4,502,941

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

	Standard Pacific Corp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$553,950	$(17,386)	$118,657	$337	$655,558

Cash Flows From Investing Activities:
Proceeds from disposition of discontinued operations	—	40,850	—	—	40,850
Net cash paid for acquisitions	(8,369)	—	—	—	(8,369)
Investments in and advances to unconsolidated homebuilding joint ventures	(265,602)	(63,656)	—	—	(329,258)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	91,890	44,330	(20,808)	—	115,412
Mortgage loans held for investment	—	—	(10,973)	—	(10,973)
Net additions to property and equipment	(1,425)	(1,509)	(2,543)	—	(5,477)

Net cash provided by (used in) investing activities	(183,506)	20,015	(34,324)	—	(197,815)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(199,500)	—	—	—	(199,500)
Principal payments on trust deed and other notes payable	(5,626)	(2,886)	—	—	(8,512)
Principal payments on senior notes payable	(46,235)	—	—	—	(46,235)
Net proceeds from issuance of senior subordinated convertible notes	97,000	—	—	—	97,000
Purchase of senior subordinated convertible note hedge	(9,120)	—	—	—	(9,120)
Net proceeds from (payments on) mortgage credit facilities	—	—	(86,398)	(337)	(86,735)
Excess tax benefits from share-based payment arrangements	1,555	—	—	—	1,555
Dividends paid	(7,778)	—	—	—	(7,778)
Repurchases of common stock	(2,901)	—	—	—	(2,901)
Proceeds from the issuance of common stock under share lending facility	79	—	—	—	79
Proceeds from the exercise of stock options	3,862	—	—	—	3,862

Net cash provided by (used in) financing activities	(168,664)	(2,886)	(86,398)	(337)	(258,285)

Net increase (decrease) in cash and equivalents	201,780	(257)	(2,065)	—	199,458
Cash and equivalents at beginning of year	16,349	1,020	14,734	—	32,103

Cash and equivalents at end of year	$218,129	$763	$12,669	$—	$231,561

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(268,280)	$99,693	$(121,993)	$—	$(290,580)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,530)	—	—	—	(7,530)
Investments in and advances to unconsolidated homebuilding joint ventures	(173,694)	(52,138)	—	—	(225,832)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	108,691	2,350	—	—	111,041
Net additions to property and equipment	(5,143)	(5,505)	(559)	—	(11,207)

Net cash provided by (used in) investing activities	(77,676)	(55,293)	(559)	—	(133,528)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	106,400	—	—	—	106,400
Principal payments on trust deed and other notes payable	(1,550)	(45,287)	—	—	(46,837)
Proceeds from issuance of senior notes payable	350,000	—	—	—	350,000
Net proceeds from (payments on) mortgage credit facilities	—	—	127,481	—	127,481
Excess tax benefits from share-based payment arrangements	2,805	—	—	—	2,805
Dividends paid	(10,500)	—	—	—	(10,500)
Repurchases of common stock	(104,705)	—	—	—	(104,705)
Proceeds from the exercise of stock options	2,944	—	—	—	2,944

Net cash provided by (used in) financing activities	345,394	(45,287)	127,481	—	427,588

Net increase (decrease) in cash and equivalents	(562)	(887)	4,929	—	3,480
Cash and equivalents at beginning of year	16,911	1,907	9,805	—	28,623

Cash and equivalents at end of year	$16,349	$1,020	$14,734	$—	$32,103

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

	Standard Pacific Corp	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(230,827)	$65,864	$(40,281)	$—	$(205,244)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(115,609)	—	—	—	(115,609)
Investments in and advances to unconsolidated homebuilding joint ventures	(159,538)	(60,089)	—	—	(219,627)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	78,327	12,114	—	—	90,441
Net additions to property and equipment	(9,638)	(2,303)	(558)	—	(12,499)

Net cash proved by (used in) investing activities	(206,458)	(50,278)	(558)	—	(257,294)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	183,100	—	—	—	183,100
Principal payments on trust deed and other notes payable	(33,600)	(14,577)	—	—	(48,177)
Redemption of senior notes payable	(130,938)	—	—	—	(130,938)
Proceeds from the issuance of senior notes payable	346,330	—	—	—	346,330
Net proceeds from (payments on) mortgage credit facilities	—	—	41,534	—	41,534
Dividends paid	(10,866)	—	—	—	(10,866)
Repurchases of common stock	(52,035)	—	—	—	(52,035)
Proceeds from the exercise of stock options	11,409	—	—	—	11,409

Net cash provided by (used in) financing activities	313,400	(14,577)	41,534	—	340,357

Net increase (decrease) in cash and equivalents	(123,885)	1,009	695	—	(122,181)
Cash and equivalents at beginning of year	140,796	898	9,110	—	150,804

Cash and equivalents at end of year	$16,911	$1,907	$9,805	$—	$28,623

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Pacific Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Standard Pacific Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Standard Pacific Corp. and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 21, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K that is not set forth in this Item 10 or in Part I of this Form 10-K under the heading “Executive Officers of the Registrant”, will be set forth in the Company’s 2008 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007 (the “2008 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2008 Proxy Statement is incorporated herein by this reference. All references to the 2008 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Report of the Audit Committee.”

Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our senior financial and executive officers, as well as our directors. We will disclose any waivers of, or amendments to, any provision of the Code of Business Conduct and Ethics that applies to our directors and senior financial and executive officers on our website, www.standardpacifichomes.com, through the “Investor Relations” link under the heading “Corporate Governance”.

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

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K will be set forth in the 2008 Proxy Statement for the limited purpose of providing the information necessary to comply with this Item 11, the 2008 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the 2008 Proxy Statement for the limited purpose of providing the information necessary to comply with this Item 12, the 2008 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the 2008 Proxy Statement for the limited purpose of providing the information necessary to comply with this Item 13, the 2008 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2008 Proxy Statement for the limited purpose of providing the information necessary to comply with this Item 14, the 2008 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference

(a)(1)	Financial Statements, included in Part II of this report:

	Report of Independent Registered Public Accounting Firm	64

	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007	65

	Consolidated Balance Sheets at December 31, 2007 and 2006	66

	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007	67

	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	68

	Notes to Consolidated Financial Statements	69

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto

(3)	Index to Exhibits

	See Index to Exhibits on pages 118-122 below

(b)	Index to Exhibits See Index to Exhibits on pages 118-122 below

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 21st day of February 2008.

STANDARD PACIFIC CORP. (Registrant)

By:	/S/ STEPHEN J. SCARBOROUGH
Stephen J. Scarborough Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. SCARBOROUGH (Stephen J. Scarborough)	Chairman of the Board of Directors, Chief Executive Officer and President	February 21, 2008

/s/ ANDREW H. PARNES (Andrew H. Parnes)	Executive Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2008

/s/ BRUCE A. CHOATE (Bruce A. Choate)	Director	February 21, 2008

/s/ JAMES L. DOTI (James L. Doti)	Director	February 21, 2008

/s/ RONALD R. FOELL (Ronald R. Foell)	Director	February 21, 2008

/s/ DOUGLAS C. JACOBS (Douglas C. Jacobs)	Director	February 21, 2008

/s/ LARRY D. MCNABB (Larry D. McNabb)	Director	February 21, 2008

/s/ J. WAYNE MERCK (J. Wayne Merck)	Director	February 21, 2008

/s/ JEFFREY V. PETERSON (Jeffrey V. Peterson)	Director	February 21, 2008

/s/ F. PATT SCHIEWITZ (F. Patt Schiewitz)	Director	February 21, 2008

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant, as amended on December 12, 2007.

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated as of July 27, 2006.

*3.3	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2005.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293), as filed with the Securities and Exchange Commission on August 16, 1991.

*4.2	Amended and Restated Rights Agreement, dated as of July 24, 2003, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*4.3	Senior Debt Securities Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

*4.4	Fourth Supplemental Indenture relating to the Registrant’s 7 3/4% Senior Notes due 2013, dated as of March 7, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.5	Fifth Supplemental Indenture relating to the Registrant’s 6 7/8% Senior Notes due 2011, dated as of May 12, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

*4.6	Sixth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2008, dated as of September 23, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

*4.7	Seventh Supplemental Indenture relating to the Registrant’s 5 1/8% Senior Notes due 2009, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.8	Eighth Supplemental Indenture relating to the Registrant’s 6 1/4% Senior Notes due 2014, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.9	Ninth Supplemental Indenture relating to the Registrant’s 6 1/2% Senior Notes due 2010, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.10	Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.11	Eleventh Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding Senior Notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*4.12	Twelfth Supplemental Indenture, dated as of May 5, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.13	Senior Subordinated Debt Securities Indenture, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-10959), filed with the Securities and Exchange Commission on April 15, 2002.

*4.14	First Supplemental Indenture relating to the Registrant’s 9 1/4% Senior Subordinated Notes due 2012, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*4.15	Second Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding Senior Subordinated Notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*4.16	Third Supplemental Indenture relating to the Registrant’s 6% Convertible Subordinated Notes due 2012, dated as of September 24, 2007, by and among the Registrant, the Guarantors, and the Bank of New York Trust Company N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007.

*10.1	Revolving Credit Agreement, dated as of August 31, 2005, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2005.

*10.2	Amendment to Revolving Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.3	Term Loan A Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.4	Term Loan B Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.5	Collateral Agent and Intercreditor Agreement dated as of May 5, 2006, between the Company, certain of the Company’s subsidiaries, Bank of America, N.A., as Collateral Agent, and the various creditors party thereto, incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007.

*10.6	Pledge Agreement, dated as of May 5, 2006, between the Company, certain of the Company’s subsidiaries and Bank of America, N.A., as Collateral Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007.

*10.7	Second Amendment of Revolving Credit Agreement and First Amendment of Term Loan A Credit Agreement, dated as of April 25, 2007, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007.

*10.8	Notice of Auto-Amendment to Term Loan B Credit Agreement, dated as of April 25, 2007, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007.

*10.9	Third Amendment of Revolving Credit Agreement and Second Amendment of Term Loan A Credit Agreement, dated as of September 14, 2007, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2007.

*10.10	Notice of Revolver and Term Loan A Amendment and Second Amendment to Term B Credit Agreement, dated as of September 14, 2007, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Repot on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2007.

*10.11	Confirmation, dated September 25, 2007, by and between the Registrant and Banc of America, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2007.

*10.12	Confirmation, dated September 25, 2007, by and between the Registrant and JPMorgan Chase Bank, National Association, London Branch, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

*10.13	Share Lending Agreement, dated September 25, 2007, by and between the Registrant and Credit Suisse International, as Borrower, and Credit Suisse, New York Branch, as agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

+*10.14	Standard Pacific Corp. Deferred Compensation Plan, effective February 1, 2002, incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.15	Standard Pacific Corp. 2005 Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

+*10.16	Amendment to the Standard Pacific Corp. Deferred Compensation Plan, effective as of December 12, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007.

+*10.17	Amendment to the Standard Pacific Corp. 2005 Deferred Compensation Plan, effective as of December 12, 2007, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007.

+*10.18	Change of Control Agreement, dated December 1, 2006, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+*10.19	Form of Change of Control Agreement, between the Registrant and each of the Registrant’s Executive Officers (other than Mr. Scarborough) incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+*10.20	Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

+*10.21	Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.22	2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2004.

+*10.23	Standard Pacific Corp. 2001 Non-Executive Officer Stock Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

+*10.24	Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

+*10.25	Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.26	Standard Terms and Conditions for Incentive Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.27	Standard Terms and Conditions for Non-Employee Director Non-Qualified Stock Options to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.28	Form of Performance Share Award Agreement to be used in connection with the Company’s Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007.

+*10.29	Form of Restricted Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.30	Form of Restricted Share Award Agreement for Non-Employee Directors to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

+*10.31	Form of Share Award Agreement to be used in connection with the Company’s Stock Incentive Plans, incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006.

+*10.32	Management Incentive Plan of Standard Pacific Corp., as amended, effective May 16, 2001, a description of which is incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 30, 2001.

+*10.33	2008 Executive Officer Compensation, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008.

+10.34	Form of Executive Officers Indemnification Agreement.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.