Form 10-Q
period 2008-03-31
STANDARD PACIFIC CORP /DE/
filed 2008-05-12
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Registrant’s shares of common stock outstanding at May 8, 2008: 72,920,505

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share amounts) (Unaudited)
Homebuilding:
Home sale revenues	$345,988	$634,835
Land sale revenues	2,255	16,255

Total revenues	348,243	651,090

Cost of home sales	(433,914)	(497,534)
Cost of land sales	(31,495)	(56,124)

Total cost of sales	(465,409)	(553,658)

Gross margin	(117,166)	97,432

Selling, general and administrative expenses	(79,444)	(94,049)
Loss from unconsolidated joint ventures	(20,568)	(39,149)
Other income (expense)	555	3,262

Homebuilding pretax loss	(216,623)	(32,504)

Financial Services:
Revenues	6,241	5,577
Expenses	(4,443)	(4,415)
Income from unconsolidated joint ventures	203	259
Other income	58	170

Financial services pretax income	2,059	1,591

Loss from continuing operations before income taxes	(214,564)	(30,913)
(Provision) benefit for income taxes	(684)	12,666

Loss from continuing operations	(215,248)	(18,247)
Loss from discontinued operations, net of income taxes	(1,191)	(22,544)

Net loss	$(216,439)	$(40,791)

Basic and Diluted Loss Per Share:
Continuing operations	$(3.32)	$(0.28)
Discontinued operations	(0.02)	(0.35)

Loss per share	$(3.34)	$(0.63)

Weighted Average Common Shares Outstanding:
Basic and diluted	64,882,685	64,548,095
Cash dividends per share	$—	$0.04

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$328,792	$219,141
Trade and other receivables	32,998	28,599
Inventories:
Owned	1,913,923	2,059,235
Not owned	103,389	109,757
Investments in and advances to unconsolidated joint ventures	240,929	293,967
Deferred income taxes	121,098	143,995
Goodwill and other intangibles	35,572	35,597
Other assets	81,002	300,135

	2,857,703	3,190,426

Financial Services:
Cash and equivalents	12,079	12,413
Mortgage loans held for sale	55,557	155,340
Mortgage loans held for investment	8,606	10,973
Other assets	7,918	11,847

	84,160	190,573

Assets of discontinued operations	11,110	19,727

Total Assets	$2,952,973	$3,400,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$69,206	$95,190
Accrued liabilities	216,808	280,513
Liabilities from inventories not owned	40,417	43,007
Revolving credit facility	90,000	90,000
Trust deed and other notes payable	35,150	34,714
Senior notes payable	1,377,870	1,400,344
Senior subordinated notes payable	249,381	249,350

	2,078,832	2,193,118

Financial Services:
Accounts payable and other liabilities	3,660	5,023
Mortgage credit facilities	57,661	164,172

	61,321	169,195

Liabilities of discontinued operations	2,833	5,221

Total Liabilities	2,142,986	2,367,534

Minority Interests	36,452	38,201
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 72,808,691 and 72,689,595 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	728	727
Additional paid-in capital	342,548	340,067
Retained earnings	450,441	666,880
Accumulated other comprehensive loss, net of tax	(20,182)	(12,683)

Total Stockholders’ Equity	773,535	994,991

Total Liabilities and Stockholders’ Equity	$2,952,973	$3,400,726

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(215,248)	$(18,247)
Income (loss) from discontinued operations, net of income taxes	(1,191)	(22,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	20,365	38,998
Cash distributions of income from unconsolidated joint ventures	357	6,838
Depreciation and amortization	1,858	1,974
(Gain) loss on early extinguishment of debt	(1,125)	—
Amortization of stock-based compensation	4,156	3,004
Excess tax benefits from share-based payment arrangements	—	(513)
Deferred income taxes	(60,849)	(24,590)
Inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	172,290	85,617
Deferred tax asset valuation allowance	83,746	—
Changes in cash and equivalents due to:
Trade and other receivables	(3,577)	30,913
Mortgage loans held for sale	99,783	113,836
Inventories - owned	(36,486)	41,512
Inventories - not owned	55	(312)
Other assets	219,991	(12,476)
Accounts payable	(28,057)	(28,548)
Accrued liabilities	(27,186)	(58,856)

Net cash provided by (used in) operating activities	228,882	156,606

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(321)	—
Investments in and advances to unconsolidated homebuilding joint ventures	(56,278)	(51,319)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	62,936	12,905
Mortgage loans held for investment	2,367	—
Net additions to property and equipment	(96)	(741)

Net cash provided by (used in) investing activities	8,608	(39,155)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	—	(17,500)
Principal payments on trust deed and other notes payable	(19)	(1,081)
Principal payments on senior notes payable	(21,375)	—
Net proceeds from (payments on) mortgage credit facilities	(106,511)	(111,009)
Excess tax benefits from share-based payment arrangements	—	555
Dividends paid	—	(2,589)
Repurchases of common stock	(268)	(2,829)
Proceeds from the exercise of stock options	—	2,652

Net cash provided by (used in) financing activities	(128,173)	(131,801)

Net increase (decrease) in cash and equivalents	109,317	(14,350)
Cash and equivalents at beginning of period	231,561	32,103

Cash and equivalents at end of period	$340,878	$17,753

Cash and equivalents - continuing operations	$340,871	$17,742
Cash and equivalents - discontinued operations	7	11

Cash and equivalents at end of period	$340,878	$17,753

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2008 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Homebuilding revenues:
California	$161,950	$284,110
Southwest (1)	109,896	226,106
Southeast	76,397	140,874

Total homebuilding revenues	$348,243	$651,090

Homebuilding pretax loss:
California	$(177,185)	$(24,285)
Southwest (1)	(10,853)	631
Southeast	(18,972)	(6,755)
Corporate	(9,613)	(2,095)

Total homebuilding pretax loss	$(216,623)	$(32,504)

Homebuilding loss from unconsolidated joint ventures:
California	$(18,256)	$(39,370)
Southwest (1)	14	99
Southeast	(2,326)	122

Total homebuilding loss from unconsolidated joint ventures	$(20,568)	$(39,149)

Homebuilding pretax loss includes the following pretax inventory and joint venture impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended March 31, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$2,221	$—	$64	$2,285
Inventory impairments	144,026	11,455	14,524	170,005
Joint venture impairments	19,101	—	954	20,055

Total impairments	$165,348	$11,455	$15,542	$192,345

	Three Months Ended March 31, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off (recovery) of deposits and capitalized preacquisition costs	$(1,016)	$2	$4	$(1,010)
Inventory impairments	8,613	20,354	23,704	52,671
Joint venture impairments	44,072	—	—	44,072

Total impairments	$51,669	$20,356	$23,708	$95,733

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Homebuilding assets:
California	$1,204,545	$1,375,363
Southwest (1)	613,563	622,584
Southeast	523,432	543,910
Corporate	516,163	648,569

Total homebuilding assets	$2,857,703	$3,190,426

Homebuilding investments in and advances to unconsolidated joint ventures:
California	$185,661	$220,608
Southwest (1)	54,808	69,462
Southeast	460	3,897

Total homebuilding investments in and advances to unconsolidated joint ventures	$240,929	$293,967

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

3.	Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units using the treasury stock method. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. For the three months ended March 31, 2008 and 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.

4.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net loss	$(216,439)	$(40,791)
Unrealized loss on interest rate swaps, net of related income tax effects	(7,499)	(1,228)

Comprehensive loss	$(223,938)	$(42,019)

5.	Stock-Based Compensation

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

The Company has share-based awards outstanding under five different plans, pursuant to which we have granted stock options, performance share awards, and restricted stock grants to key officers, employees, and directors. The exercise price of stock option awards may not be less than the market value of our common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. Performance share awards, which have been granted to certain executives, can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a single or series of pre-established financial and operating targets during the applicable fiscal year period, subject to downward adjustment based upon the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. Once issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award if the executive remains an employee through the applicable vesting date. Restricted stock typically vests over a one to three year period. Since the beginning of 2008, as part of the Board’s compensation, directors are granted quarterly installments of unrestricted shares. Unrestricted shares are priced at the closing price of the Company’s common stock at the respective quarter end.

During the three months ended March 31, 2008 we granted 860,000 stock options, issued 36,008 shares of unrestricted stock, and granted performance share awards pursuant to which up to 200,000 Shares may be issued.

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Stock options	$2,284	$1,312
Performance share awards	1,357	1,321
Restricted and unrestricted stock grants	515	371

Total	$4,156	$3,004

During the three months ended March 31, 2008, in connection with the retirement of the Company’s former Chairman of the Board, Chief Executive Officer and President, we incurred additional stock-based compensation expense of $1.4 million, of which approximately $1.2 million related to the modification of certain stock option awards and approximately $150,000 related to the modification of a performance share award.

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of March 31, 2008		As of December 31, 2007
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)
Unvested stock options	$3,625	2.2 years	$3,855	1.8 years
Nonvested performance share awards	2,267	2.3 years	3,384	1.8 years
Nonvested restricted stock grants	502	0.8 years	842	0.9 years

Total unrecognized compensation expense	$6,394	2.2 years	$8,081	1.7 years

6.	Variable Interest Entities

We account for variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack the direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity, or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R.

7.	Inventories

Inventories consisted of the following at:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,104,116	$1,162,651
Homes completed and under construction	649,041	711,848
Model homes	160,766	184,736

Total inventories owned	$1,913,923	$2,059,235

Inventories not owned:
Land purchase and lot option deposits	$26,513	$28,542
Variable interest entities, net of deposits	46,191	49,640
Other lot option contracts, net of deposits	30,685	31,575

Total inventories not owned	$103,389	$109,757

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

At March 31, 2008 and December 31, 2007, we consolidated 6 and 7 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $6.7 million and $8.1 million as of March 31, 2008 and December 31, 2007, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007 were inventories not owned related to these VIEs of approximately $51.9 million and $56.8 million (which includes $5.7 million and $7.1 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $9.7 million and $11.4 million, and minority interests of approximately $36.5 million and $38.2 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

Other lot option contracts represent specific performance purchase obligations to purchase lots that we have with various land sellers. In certain instances, the land option contract contains a binding obligation requiring us to complete lot purchases. In other instances, the land option contract does not obligate us to complete lot purchases but, due to the magnitude of our capitalized preacquisition costs, development and construction expenditures, we are considered economically compelled to complete the lot purchases.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of the project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three months ended March 31, 2008 and 2007 were generally in the 7% to 12% range, with discount rates generally in the 15% to 20% range. The following table summarizes inventory impairments recorded during the three months ended March 31, 2008, and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$140,659	$11,954
Land held for sale or sold	29,346	40,717

Total inventory impairments	$170,005	$52,671

Remaining carrying value of inventory impaired at period end	$359,091	$103,982

Number of projects impaired during the period	35	14

Total number of projects included in inventories-owned and reviewed for impairment during the period	305	390

These charges were included in cost of sales in the accompanying condensed consolidated statements of operations (see Note 2 for a breakout of impairment charges by segment). The impairment charges recorded during the periods noted above resulted from lower home prices which were driven by increased incentives, discounts and price cuts resulting from weakened demand experienced as a result of decreased affordability, tightening of mortgage lending underwriting requirements, decreased liquidity in the mortgage credit markets, an increased number of communities and completed and existing homes available for sale in the marketplace and weaker homebuyer confidence. These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices. Until market conditions stabilize, we may incur additional impairments in the future.

8.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures and amortized to cost of sales and income (loss) from unconsolidated joint ventures (including discontinued operations) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of period	$137,418	$139,470
Homebuilding interest incurred and capitalized	30,406	35,196
Amortization of previously capitalized homebuilding interest	(13,823)	(22,212)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of period	$154,001	$152,454

Capitalized interest as a percentage of inventories owned and investments in and advances to unconsolidated joint ventures, end of period	7.1%	4.4%

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

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash	$68,030	$60,771
Inventories	1,409,605	1,640,601
Other assets	26,153	30,507

Total assets	$1,503,788	$1,731,879

Liabilities and Equity:
Accounts payable and accrued liabilities	$187,310	$176,634
Construction loans and trust deed notes payable	643,979	770,969
Equity	672,499	784,276

Total liabilities and equity	$1,503,788	$1,731,879

Our share of equity shown above was approximately $221.3 million and $230.2 million at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, we had reimbursements from joint ventures outstanding of approximately $6.2 million and $7.5 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of March 31, 2008 and December 31, 2007, we had approximately $13.4 million and $11.3 million, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Revenues	$51,734	$108,420
Cost of sales and expenses	(67,339)	(128,537)

Net loss	$(15,605)	$(20,117)

Loss from unconsolidated joint ventures as presented in the accompanying condensed consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The following table summarizes joint venture inventory impairments from continuing operations recorded during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$17,752	$23,041
Land development joint ventures	2,303	21,031

Total joint venture impairments	$20,055	$44,072

Number of projects impaired during the period	8	4

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period (1)	39	74

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

These charges were included in income (loss) from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended March 31, 2008, and 2007, we recognized management fees of approximately $681,000 and $1.9 million, respectively. These management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of March 31, 2008 and 2007, we had approximately $674,000 and $705,000, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

10.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Income tax receivables	$29,553	$240,719
Deferred compensation assets	10,482	17,693
Property and equipment, net	14,022	15,379
Deferred debt issuance costs	16,904	16,149
Prepaid insurance	4,134	5,390
Other assets	5,907	4,805

Total homebuilding other assets	$81,002	$300,135

11.	Warranty Costs

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

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Warranty accrual, beginning of the period	$30,790	$32,384
Warranty costs accrued and other adjustments during the period	2,112	2,973
Warranty costs paid during the period	(2,580)	(3,469)

Warranty accrual, end of the period	$30,322	$31,888

12.	Revolving Credit Facility and Term Loans

We were not in compliance with the consolidated tangible net worth and leverage covenants contained in our revolving credit facility, $100 million Term Loan A and $225 million Term Loan B (collectively the “Credit Facilities”) as of March 31, 2008. During March 2008, we reached an agreement with our bank group to extend the bank group’s previous waiver of any default arising from our noncompliance with the financial covenants contained in the Credit Facilities to May 14, 2008. As part of the extension, we agreed to reduce the revolving credit facility commitment from $900 million to $700 million. On May 9, 2008, we obtained the preliminary consent of our bank group, subject to the group’s receipt, review and execution of final documentation, to further extend the waiver until August 14, 2008 and to expand the waiver’s scope (the “Proposed Waiver Extension”). If completed, the Proposed Waiver Extension will expand the scope of the existing waiver to include, among other things, a broader waiver of defaults arising from non-compliance with financial covenants and a suspension of the application of the borrowing base, certain representations required to be made in connection with requests for additional borrowings, and a cross-default provision regarding defaults of other agreements between us and members of the bank group. In exchange for the extension and expanded scope, we will agree to collateralize new advances made under the revolving credit facility, reduce the revolving credit facility commitment from $700 million to $500 million and not borrow under the facility when our cash on hand exceeds $300 million. While we expect that this waiver extension will be completed on or prior to May 14, 2008, there can be no assurance in this regard.

We anticipate that the financial ratios contained in the Credit Facilities will continue to be negatively impacted by deteriorating market conditions, which, over the last two years, have caused us to incur (including discontinued operations) pretax inventory, joint venture and goodwill impairments and land deposit write-offs totaling $1,655.6 million and expect that we will require additional covenant relief from our bank group following expiration of the Proposed Waiver Extension on August 14, 2008 if we are going to avoid future noncompliance with these covenants. If we are unable to obtain requested covenant relief, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the Credit Facilities and our public notes could be accelerated. In such an event, we may not have, or may not be able to obtain, sufficient funds to pay all debt we are required to repay. The Credit Facilities are guaranteed by most of our wholly-owned subsidiaries other than our mortgage and title subsidiaries.

Under the terms of the Proposed Waiver Extension, future borrowings under the revolving credit facility will be secured. The outstanding borrowings under the Credit Facilities rank equally with borrowings under our senior public notes (the Credit Facilities and our senior public notes collectively referred to herein as our “Senior Indebtedness”). So long as Term Loan B remains outstanding, all of our Senior Indebtedness will be secured on an equal and ratable basis by the pledge of the stock or other ownership interests of certain of our homebuilding subsidiaries. At such time as the Term Loan B is repaid in full, the pledge will terminate with respect to all of the Senior Indebtedness. The Term Loan A and Term Loan B scheduled maturity dates are May 5, 2011 and May 5, 2013, respectively. In May 2006, we entered into interest rate swap agreements that effectively fixed the 3-month LIBOR rates for the Term Loans at 5.45% and 5.53% for our Term Loan A and Term Loan B, respectively. As of March 31, 2008, the all-in interest rates, after giving effect to the interest rate swaps, on our Term Loan A and Term Loan B were 7.13% and 7.28%, respectively. Interest payment dates for the Term Loans vary based on the duration of the applicable LIBOR contracts or prime based borrowings, but at a minimum are paid quarterly. The Term Loans are prepayable at our option.

The financial covenants contained in the Credit Facilities require us to, among other things, maintain a minimum level of stockholders’ equity, maintain a minimum interest coverage ratio, not exceed a debt to equity ratio and not exceed a maximum ratio of unsold land to net worth. These covenants as well as a borrowing base provision, limit the amount of senior indebtedness we may borrow or keep outstanding under the Credit Facilities and from other sources and also limit our investments in joint ventures. At March 31, 2008, we had $300.5 million in borrowing capacity under our revolving credit facility’s borrowing base provision, of which $90.0 million was consumed by outstanding borrowings and $52.0 million by issued letters of credit. If the remaining $158.5 million available under the borrowing base as of March 31, 2008 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates under the revolving credit facility applicable to the assets purchased. Interest rates charged under the Credit Facilities include LIBOR and prime rate pricing options. As described above, if, as anticipated, our bank group approves the Proposed Waiver Extension, the application of the borrowing base will be suspended through August 14, 2008, although our ability to borrow under the revolving credit facility will be limited by the availability of qualifying collateral and by the prohibition on borrowings when our cash on hand exceeds $300 million.

13.	Trust Deed and Other Notes Payable

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At March 31, 2008, we had approximately $35.2 million outstanding in trust deed and other notes payable, including $4.8 million of CDD bonds.

14.	Senior and Senior Subordinated Notes Payable

In addition to our Credit Facilities, as of March 31, 2008, we had $1,302.3 million of senior and senior subordinated notes outstanding (the “Notes”). The Notes generally contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. As of March 31, 2008, we no longer satisfied either condition and as a result our ability to incur further indebtedness is currently limited. Exceptions to this limitation include new borrowings of up to $550 million (or $450 million if our leverage becomes 2.5 to 1 or higher) under bank credit facilities (including our revolving credit facility), subject to available borrowing sources, and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. Assuming that our bank group approves the Proposed Waiver Extension, we believe that these exceptions and our cash balance of $328.8 million at March 31, 2008 provide us with substantial resources and alternatives to fund our short-term cash needs.

Under the limitation on restricted payments covenant contained in the Notes, we generally are prohibited from making restricted payments unless we satisfy certain conditions, including having the ability to incur further indebtedness under the leverage and/or interest coverage conditions of the additional indebtedness covenant and having availability under our restricted payments basket. Because we no longer satisfy either of such conditions for incurring further indebtedness under the indebtedness covenant and, as of March 31, 2008, have no restricted payments basket capacity under the provisions of our most restrictive issuance of Notes, we are currently prohibited from making restricted payments. Investments in joint ventures (and other restricted payments) may continue to be made, however, from funds held in our unrestricted subsidiaries. Based on current estimated funding requirements, and assuming that we are successful in unwinding the joint ventures that we have targeted for termination and in extending certain joint venture loan maturities, we believe that the funds in our unrestricted subsidiaries are sufficient to fund our joint venture investment obligations for the foreseeable future. Our joint venture remargin obligations (which are a form of restricted payment) are cross-defaulted to our revolving credit facility to the extent the lenders in our joint ventures are also lenders under the revolving credit facility. This cross default provision would be waived for the period of the Proposed Waiver Extension if this extension is obtained.

To provide us with a greater ability and flexibility to respond to unanticipated joint venture capital needs, we are currently evaluating and exploring a number of alternatives for reducing our joint venture investment obligations and enhancing our ability to make restricted payments. These alternatives include: (i) modifying joint venture cash flows to reduce peak capital requirements, (ii) accelerating land purchases from land development joint ventures to reduce joint venture capital requirements, (iii) exiting joint ventures by buying out a partner’s interest or selling our interest, (iv) increasing joint venture distributions, (v) obtaining noteholder consent to modify the restricted payments covenant in one or more series of Notes and (vi) raising equity, whether through debt for equity exchanges, the issuance of equity for cash or other means, any of which could potentially increase the restricted payments basket and potentially allow us to meet the leverage condition of the Notes debt incurrence test.

During the three months ended March 31, 2008, we repurchased and simultaneously retired approximately $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. In connection with these open market purchases, we recognized a $1.1 million gain from the early extinguishment of debt as the notes were purchased at a discount to their par value. At March 31, 2008, our remaining balance of the 6 1/2% Senior Notes due 2008 was $103.5 million.

15.	Derivative Instruments and Hedging Activities

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

In September 2007, in connection with the 6% convertible senior subordinated notes offering, we entered into a convertible note hedge transaction that is intended to reduce the potential dilution to the holders of our common stock upon conversion of the convertible notes. The convertible note hedge will expire upon the earlier of (i) the last day on which any of the convertible notes remain outstanding and (ii) the second scheduled trading day immediately preceding the maturity date. The convertible note hedge is not considered a derivative liability under SFAS 133.

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded a $1.0 million expense during the three months ended March 31, 2008 to other expense. Other than the ineffective portion of the Term Loan B described above, we believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no other portion of the accumulated other comprehensive income or loss will be reclassified into future earnings unless some or all of the swaps are unwound prior to their respective maturity dates. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage.

The estimated fair value of the swaps at March 31, 2008 and 2007 represented liabilities of $35.0 million and $10.2 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2008 and 2007, we recorded after-tax other comprehensive losses of $7.5 million and $1.2 million, respectively, related to the swap agreements.

We also enter into fair value hedges for certain of our mortgage banking activities, as discussed in Note 18.

16.	Mortgage Credit Facilities

Our mortgage financing subsidiary utilized two mortgage credit facilities to fund its operations during the three months ended March 31, 2008. The first facility, which matured on February 14, 2008, was not renewed. At March 31, 2008, we had approximately $57.7 million advanced under the second mortgage credit facility and as of and for the three months ended March 31, 2008 we were in compliance with the facility’s financial and other covenants. The second facility, which pursuant to the terms of an extension agreement matured on May 1, 2008, was also not renewed. The subsidiary is now operating under a forbearance agreement with the second facility’s lenders that is designed to permit the subsidiary to pay the facility down in an orderly fashion as it completes the sale of the mortgage loans to which this facility’s outstanding borrowings relate. We are currently attempting to source a new mortgage credit facility. In the interim, we plan to finance the financial services subsidiary’s operations by brokering loans and through the use of internally generated funds. If we are unable to successfully obtain a new facility in a timely fashion, this failure would place a significant limitation on the operations of our mortgage financing subsidiary.

17.	Disclosures about Fair Value of Financial Instruments

Effective January 1, 2008, we implemented the requirements of Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities and is in the process of evaluating the impact, if any, that the application of SFAS 157 to its non-financial assets will have on the Company’s consolidated results of operations or financial position. SFAS 157 establishes a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, SFAS 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1 – quoted prices for identical assets or liabilities in active markets;

•

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

16

The following assets and liabilities have been measured at fair value in accordance with SFAS 157 for the three months ended March 31, 2008:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$55,557	$—	$55,557	$—
Liabilities:
Interest rate swap	$34,997	$—	$34,997	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Mortgage Loans Held for Sale—These consist primarily of first and second mortgages on single-family residences. Fair values of these loans are based on quoted market prices for similar loans.

Interest Rate Swap—The fair value of interest rate swap agreements is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, based on quoted mid-market prices or pricing models using current mid-market rates.

18.	Commitments and Contingencies

a.	Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our revolving credit facility and other corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In addition, in connection with option contracts entered into with third party financial entities, we also generally enter into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write off should we not purchase the land. At March 31, 2008, we had cash deposits and letters of credit outstanding of approximately $33.3 million and capitalized preacquisition and other development and construction costs of approximately $12.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $323.6 million. Approximately $76.9 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

For the three months ended March 31, 2008 and 2007, we incurred pretax charges of approximately $2.4 million and $240,000, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects and recovered approximately $130,000 and $1.2 million, respectively, related to previous write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b.	Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduces the use of funds from our revolving credit facility and other corporate financing sources. While over the long term we plan to continue using these types of arrangements to finance the development of properties from time to time, we are currently prohibited by the terms of our public note indentures from making additional investments in joint ventures, other than through the use of funds held by our unrestricted subsidiaries. At March 31, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $644.0 million and equity that totaled $672.5 million compared to $771.0 million in joint venture indebtedness and $784.3 million in equity as of December 31, 2007.

We are subject to a number of obligations relating to these joint ventures, including the following:

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with the joint ventures’ borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At March 31, 2008, approximately $352.2 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $69.3 million we would be solely responsible for and $282.9 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document). To the extent that these credit enhancements have been provided to lenders who also participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings. This cross-default provision will be waived for the period of the Proposed Waiver Extension if this extension is obtained.

During the three months ended March 31, 2008, we made one loan remargin payment. The payment was in the amount of $15.7 million and related to one of our Arizona joint ventures.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At March 31, 2008, our joint ventures had approximately $68.7 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

c.	Surety Bonds

We issue surety bonds to third parties in the normal course of business to ensure completion of the infrastructure of our projects. At March 31, 2008, we had approximately $375.9 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) of which $207.4 million represents our estimated cost to complete.

d.	Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $38.4 million at March 31, 2008 and carried a weighted average interest rate of approximately 5.7%. Interest rate risks related to these obligations are generally mitigated by Standard Pacific Mortgage preselling the loans to third party investors or through its interest rate hedging program. As of March 31, 2008, Standard Pacific Mortgage had approximately $67.6 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities. In addition, as of March 31, 2008, Standard Pacific Mortgage held approximately $25.0 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

19.	Income Taxes

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

We generated significant deferred tax assets in 2006, 2007 and into the first quarter of 2008 largely due to inventory, joint venture and goodwill impairments we incurred during those periods. As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length and the fact that we were in a cumulative loss position as of March 31, 2008, we recorded a noncash valuation allowance of $83.7 million against the net deferred tax assets created during the 2008 first quarter resulting in a total valuation allowance of $264.2 million at March 31, 2008. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us in the near-term would increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in SFAS 109.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates.

As of March 31, 2008, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2003 through 2007. There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended March 31, 2008, nor do we anticipate significant changes during the next 12-month period.

20.	Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. We are actively marketing the remaining assets of these divisions for sale and it is our intention to have fully exited these markets within the next few quarters. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with SFAS No. 144. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and all prior periods have been reclassified to conform with current year presentation.

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Home sale revenues	$14,248	$38,820
Land sale revenues	694	8,424

Total revenues	14,942	47,244

Cost of home sales	(11,882)	(58,978)
Cost of land sales	(751)	(15,611)

Total cost of sales	(12,633)	(74,589)

Gross margin	2,309	(27,345)

Selling, general and administrative expenses	(4,182)	(6,825)
Loss from unconsolidated joint ventures	—	(108)
Other income (expense)	(2)	(419)

Pretax loss	(1,875)	(34,697)

(Provision) benefit for income taxes	684	12,153

Net loss from discontinued operations	$(1,191)	$(22,544)

During the three months ended March 31, 2007, we recorded $33.4 million of inventory impairment charges and $524,000 of charges related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects related to our discontinued operations. We did not record any impairments related to our discontinued operations during the three months ended March 31, 2008.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions discontinued operations and the Company:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and equivalents	$7	$7
Trade and other receivables	1,137	1,959
Inventories-owned	8,952	16,542
Other assets	1,014	1,219

Total Assets	$11,110	$19,727

Liabilities
Accounts payable	$1,230	$3,305
Accrued liabilities	1,603	1,916

Total Liabilities	$2,833	$5,221

21.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 (“FSP 157-2”), which in February 2008 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We have adopted SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities accounted for under FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for our fiscal year beginning January 1, 2009.

22.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$27,966	$43,477
Income taxes	$49	$9,109
Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$—	$2,208
Changes in inventories not owned	$4,339	$5,168
Changes in liabilities from inventories not owned	$2,590	$1,445
Changes in minority interests	$1,749	$3,723

23.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$151,686	$189,099	$7,458	$—	$348,243
Cost of sales	(259,873)	(198,444)	(7,092)	—	(465,409)

Gross margin	(108,187)	(9,345)	366	—	(117,166)

Selling, general and administrative expenses	(44,658)	(34,309)	(477)	—	(79,444)
Loss from unconsolidated joint ventures	(17,806)	(2,762)	—	—	(20,568)
Equity income (loss) of subsidiaries	(33,841)	—	—	33,841	—
Other income (expense)	(1,198)	1,741	12	—	555

Homebuilding pretax income (loss)	(205,690)	(44,675)	(99)	33,841	(216,623)

Financial Services:
Revenues	—	—	6,241	—	6,241
Expenses	—	—	(4,443)	—	(4,443)
Income from unconsolidated joint ventures	—	203	—	—	203
Other income (expense)	(91)	58	91	—	58

Financial services pretax income (loss)	(91)	261	1,889	—	2,059

Income (loss) from continuing operations before income taxes	(205,781)	(44,414)	1,790	33,841	(214,564)
(Provision) benefit for income taxes	(10,658)	10,901	(927)	—	(684)

Income (loss) from continuing operations	(216,439)	(33,513)	863	33,841	(215,248)
Loss from discontinued operations, net of income taxes	—	(1,191)	—	—	(1,191)

Net income (loss)	$(216,439)	$(34,704)	$863	$33,841	$(216,439)

23.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues .	$284,110	$366,980	$—	$—	$651,090
Cost of sales	(222,968)	(330,690)	—	—	(553,658)

Gross margin	61,142	36,290	—	—	97,432

Selling, general and administrative expenses	(43,386)	(50,663)	—	—	(94,049)
Income (loss) from unconsolidated joint ventures	(44,531)	5,382	—	—	(39,149)
Equity income (loss) of subsidiaries	(26,208)	—	—	26,208	—
Other income (expense)	1,026	2,236	—	—	3,262

Homebuilding pretax income (loss)	(51,957)	(6,755)	—	26,208	(32,504)

Financial Services:
Revenues	—	—	5,577	—	5,577
Expenses	—	—	(4,415)	—	(4,415)
Income from unconsolidated joint ventures	—	259	—	—	259
Other income (expense)	(221)	170	221	—	170

Financial services pretax income (loss)	(221)	429	1,383	—	1,591

Income (loss) from continuing operations before income taxes	(52,178)	(6,326)	1,383	26,208	(30,913)
(Provision) benefit for income taxes	11,387	1,746	(467)	—	12,666

Income (loss) from continuing operations	(40,791)	(4,580)	916	26,208	(18,247)
Loss from discontinued operations, net of income taxes	—	(22,544)	—	—	(22,544)

Net income (loss)	$(40,791)	$(27,124)	$916	$26,208	$(40,791)

23.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$281,602	$981	$46,209	$—	$328,792
Trade and other receivables	491,147	11,401	4,309	(473,859)	32,998
Inventories:
Owned	801,678	1,047,054	65,191	—	1,913,923
Not owned	19,024	84,365	—	—	103,389
Investments in and advances to unconsolidated joint ventures	94,374	146,555	—	—	240,929
Investments in subsidiaries	873,656	—	—	(873,656)	—
Deferred income taxes	121,098	—	—	—	121,098
Goodwill and other intangibles	2,691	32,881	—	—	35,572
Other assets	73,397	8,665	14	(1,074)	81,002

	2,758,667	1,331,902	115,723	(1,348,589)	2,857,703

Financial Services:
Cash and equivalents	—	—	12,079	—	12,079
Mortgage loans held for sale	—	—	55,557	—	55,557
Mortgage loans held for investment	—	—	8,606	—	8,606
Other assets	—	—	7,918	—	7,918

	—	—	84,160	—	84,160
Assets of discontinued operations	—	11,110	—	—	11,110

Total Assets	$2,758,667	$1,343,012	$199,883	$(1,348,589)	$2,952,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$40,042	$28,379	$785	$—	$69,206
Accrued liabilities	187,508	502,599	560	(473,859)	216,808
Liabilities from inventories not owned	10,009	30,408	—	—	40,417
Revolving credit facility	90,000	—	—	—	90,000
Trust deed and other notes payable	30,322	4,828	—	—	35,150
Senior notes payable	1,377,870	—	—	—	1,377,870
Senior subordinated notes payable	249,381	—	—	—	249,381

	1,985,132	566,214	1,345	(473,859)	2,078,832

Financial Services:
Accounts payable and other liabilities	—	—	4,734	(1,074)	3,660
Mortgage credit facilities	—	—	57,661	—	57,661

	—	—	62,395	(1,074)	61,321

Liabilities of discontinued operations	—	2,833	—	—	2,833

Total Liabilities	1,985,132	569,047	63,740	(474,933)	2,142,986

Minority Interests	—	36,452	—	—	36,452
Stockholders’ Equity:
Total Stockholders’ Equity	773,535	737,513	136,143	(873,656)	773,535

Total Liabilities and Stockholders’ Equity	$2,758,667	$1,343,012	$199,883	$(1,348,589)	$2,952,973

23.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$218,129	$756	$256	$—	$219,141
Trade and other receivables	430,716	7,164	5,835	(415,116)	28,599
Inventories:
Owned	935,401	992,526	131,308	—	2,059,235
Not owned	23,972	85,785	—	—	109,757
Investments in and advances to unconsolidated joint ventures	171,340	122,627	—	—	293,967
Investments in subsidiaries	863,383	—	—	(863,383)	—
Deferred income taxes	142,721	—	—	1,274	143,995
Goodwill and other intangibles	2,691	32,906	—	—	35,597
Other assets	292,893	8,988	13	(1,759)	300,135

	3,081,246	1,250,752	137,412	(1,278,984)	3,190,426

Financial Services:
Cash and equivalents	—	—	12,413	—	12,413
Mortgage loans held for sale	—	—	155,340	—	155,340
Mortgage loans held for investment	—	—	10,973	—	10,973
Other assets	—	—	13,121	(1,274)	11,847

	—	—	191,847	(1,274)	190,573
Assets of discontinued operations	—	19,727	—	—	19,727

Total Assets	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$60,445	$33,711	$1,034	$—	$95,190
Accrued liabilities	242,696	451,969	964	(415,116)	280,513
Liabilities from inventories not owned	12,253	30,754	—	—	43,007
Revolving credit facility	90,000	—	—	—	90,000
Trust deed and other notes payable	29,867	4,847	—	—	34,714
Senior notes payable	1,400,344	—	—	—	1,400,344
Senior subordinated notes payable	249,350	—	—	—	249,350

	2,084,955	521,281	1,998	(415,116)	2,193,118

Financial Services:
Accounts payable and other liabilities	—	—	6,445	(1,422)	5,023
Mortgage credit facilities	—	—	164,509	(337)	164,172

	—	—	170,954	(1,759)	169,195

Liabilities of discontinued operations	—	5,221	—	—	5,221

Total Liabilities	2,084,955	526,502	172,952	(416,875)	2,367,534

Minority Interests	1,300	36,901	—	—	38,201
Stockholders’ Equity:
Total Stockholders’ Equity	994,991	707,076	156,307	(863,383)	994,991

Total Liabilities and Stockholders’ Equity	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

23.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$77,348	$44,638	$107,233	$(337)	$228,882

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(12,947)	(43,331)	—	—	(56,278)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	63,978	(1,042)	—	—	62,936
Other investing activities	(355)	(21)	2,326	—	1,950

Net cash provided by (used in) investing activities .	50,676	(44,394)	2,326	—	8,608

Cash Flows From Financing Activities:
Principal payments on senior notes payable	(21,375)	—	—	—	(21,375)
Net proceeds from (payments on) mortgage credit facilities	—	—	(106,848)	337	(106,511)
Distributions from (contributions to) corporate and subsidiaries	(42,908)	—	42,908	—	—
Other financing activities	(268)	(19)	—	—	(287)

Net cash provided by (used in) financing activities	(64,551)	(19)	(63,940)	337	(128,173)

Net increase (decrease) in cash and equivalents	63,473	225	45,619	—	109,317
Cash and equivalents at beginning of period	218,129	763	12,669	—	231,561

Cash and equivalents at end of period	$281,602	$988	$58,288	$—	$340,878

	Three Months Ended March 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$35,762	$10,572	$110,272	$—	$156,606

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(42,449)	(8,870)	—	—	(51,319)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	12,915	(10)	—	—	12,905
Other investing activities	(195)	(467)	(79)	—	(741)

Net cash provided by (used in) investing activities	(29,729)	(9,347)	(79)	—	(39,155)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(17,500)	—	—	—	(17,500)
Net proceeds from (payments on) mortgage credit facilities	—	—	(111,009)	—	(111,009)
Other financing activities	(2,210)	(1,082)	—	—	(3,292)

Net cash provided by (used in) financing activities	(19,710)	(1,082)	(111,009)	—	(131,801)

Net increase (decrease) in cash and equivalents	(13,677)	143	(816)	—	(14,350)
Cash and equivalents at beginning of period	16,349	1,020	14,734	—	32,103

Cash and equivalents at end of period	$2,672	$1,163	$13,918	$—	$17,753

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Segment reporting;

•	Inventories and impairments;

•	Cost of sales;

•	Variable interest entities;

•	Limited partnerships and limited liability companies;

•	Unconsolidated homebuilding and land development joint ventures;

•	Business combinations and goodwill;

•	Warranty accruals;

•	Insurance and litigation accruals; and

•	Income taxes.

For a more detailed description of these critical accounting policies, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$345,988	$634,835	(45%	)
Land sale revenues	2,255	16,255	(86%	)

Total revenues	348,243	651,090	(47%	)

Cost of home sales	(433,914)	(497,534)	(13%	)
Cost of land sales	(31,495)	(56,124)	(44%	)

Total cost of sales	(465,409)	(553,658)	(16%	)

Gross margin	(117,166)	97,432	(220%	)

Gross margin percentage	(33.6% )	15.0%

Selling, general and administrative expenses	(79,444)	(94,049)	(16%	)
Loss from unconsolidated joint ventures	(20,568)	(39,149)	(47%	)
Other income (expense)	555	3,262	(83%	)

Homebuilding pretax loss	(216,623)	(32,504)	566%

Financial Services:
Revenues	6,241	5,577	12%
Expenses	(4,443)	(4,415)	1%
Income from unconsolidated joint ventures	203	259	(22%	)
Other income	58	170	(66%	)

Financial services pretax income	2,059	1,591	29%

Loss from continuing operations before income taxes	(214,564)	(30,913)	594%
(Provision) benefit for income taxes	(684)	12,666	(105%	)

Loss from continuing operations	(215,248)	(18,247)	1,080%
Loss from discontinued operations, net of income taxes	(1,191)	(22,544)	(95%	)

Net loss	$(216,439)	$(40,791)	431%

Basic and Diluted Loss Per Share:
Continuing operations	$(3.32)	$(0.28)	1,086%
Discontinued operations	(0.02)	(0.35)	(94%	)

Loss per share	$(3.34)	$(0.63)	430%

Weighted Average Common Shares Outstanding:
Basic and diluted	64,882,685	64,548,095	1%
Other Financial Measures:
Net cash provided by (used in) operating activities	$228,882	$156,606	46%
Net cash provided by (used in) investing activities	$8,608	$(39,155)	(122%	)
Net cash provided by (used in) financing activities	$(128,173)	$(131,801)	(3%	)
Adjusted Homebuilding EBITDA (1)	$(6,487)	$90,931	(107%	)

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) impairment charges, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income (loss) from unconsolidated joint ventures and (g) income from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$228,882	$156,606
Add:
Provision for (benefit from) income taxes	—	(24,819)
Deferred tax valuation allowance	(83,746)	—
Expensing of previously capitalized interest included in cost of sales	12,931	21,414
Excess tax benefits from share-based payment arrangements	—	513
Gain on early extinguishment of debt	1,125	—
Less:
Income from financial services subsidiary	1,798	1,162
Depreciation and amortization from financial services subsidiary	207	142
Net changes in operating assets and liabilities:
Trade and other receivables	3,577	(30,913)
Mortgage loans held for sale	(99,783)	(113,836)
Inventories-owned	36,486	(41,512)
Inventories-not owned	(55)	312
Deferred income taxes	60,849	24,590
Other assets	(219,991)	12,476
Accounts payable	28,057	28,548
Accrued liabilities	27,186	58,856

Adjusted Homebuilding EBITDA	$(6,487)	$90,931

Three Month Period Ended March 31, 2008 Compared to Three Month Period Ended March 31, 2007

Overview

During the first quarter of 2008, our operations continued to be impacted by weak housing demand in most of the major housing markets across the country. The decline in demand throughout 2006 and 2007 and into 2008 led to significant home price reductions and incentives to move inventory which eroded our margins and triggered asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, more limited availability of mortgage credit, growing levels of both new and existing housing inventory levels and weaker homebuyer confidence. These conditions created a much more competitive market for new homes which has contributed to slower sales rates, high levels of cancellations and a reduction in home prices.

As demand in our markets decreased and our volumes slowed during 2006 and 2007 and continued into 2008, we implemented a plan to adjust our operating strategy, transitioning from a focus on growth and diversification to an emphasis on generating positive cash flow, improving our balance sheet and improving our liquidity.

During the three months ended March 31, 2008, we generated positive cash flows which resulted in a $109.7 million increase since December 31, 2007 in homebuilding cash on our balance sheet and a reduction in the level of consolidated homebuilding debt by approximately $22.0 million. We also believe that we will generate positive cash flow for the year ending 2008.

While we believe we will generate positive cash flow for the year ending 2008, our ability to comply with the financial covenants and conditions to borrowing contained in our credit facilities and public note indentures continues to be challenging. As described more particularly on pages 41-48 under the heading “Liquidity and Capital Resources,” we are currently operating under a waiver of non-compliance with the financial covenants contained in our credit facilities, are currently unable to meet the conditions that would permit us to incur additional indebtedness (other than specified categories of indebtedness) under our public notes, and are also prohibited by the public notes from making restricted payments (including payments to satisfy joint venture obligations), other than through the use of cash held at our unrestricted subsidiaries.

For the three months ended March 31, 2008 we incurred a net loss of $216.4 million, or $3.34 per diluted share, compared to net loss of $40.8 million, or $0.63 per diluted share, in the first quarter of 2007. The decrease in net income was driven primarily by a $184.1 million decline in homebuilding pretax results to a loss of $216.6 million and an $83.7 million noncash charge related to an increase in our deferred tax valuation allowance recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) during the 2008 first quarter. Our results for the three months ended March 31, 2008 included pretax impairment charges totaling $192.3 million, or $117.9 million or $1.82 per diluted share after tax, which is discussed in more detail below.

Homebuilding

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Homebuilding pretax loss:
California	$(177,185)	$(24,285)	630%
Southwest (1)	(10,853)	631	(1,820%	)
Southeast	(18,972)	(6,755)	181%
Corporate	(9,613)	(2,095)	359%

Total homebuilding pretax loss	$(216,623)	$(32,504)	566%

Homebuilding pretax impairment charges:
California	$165,348	$51,669	220%
Southwest (1)	11,455	20,356	(44%	)
Southeast	15,542	23,708	(34%	)

Total homebuilding pretax impairment charges	$192,345	$95,733	101%

Homebuilding revenues:
California	$161,950	$284,110	(43%	)
Southwest (1)	109,896	226,106	(51%	)
Southeast	76,397	140,874	(46%	)

Total homebuilding revenues	$348,243	$651,090	(47%	)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

We generated a homebuilding pretax loss from continuing operations for the 2008 first quarter of $216.6 million compared to a pretax loss of $32.5 million in the year earlier period. The increase in pretax loss was driven by $192.3 million in pretax impairment charges, a 47% decrease in homebuilding revenues to $348.2 million and a $2.7 million decrease in other income (expense), which was partially offset by a $14.6 million decrease in the absolute level of selling, general and administrative (“SG&A”) expenses and an $18.6 million decrease in joint venture loss (to a loss of $20.6 million). Our homebuilding operations for the 2008 first quarter included the following pretax charges from continuing operations: a $170.0 million inventory impairment charge including $29.3 million for land sold or held for sale; a $20.1 million charge related to our share of joint venture inventory impairments; and a $2.3 million charge related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects. The inventory impairment charges were included in cost of sales while the land deposit and capitalized preacquisition cost write-offs were included in other income (expense).

The 47% decrease in homebuilding revenues for the 2008 first quarter was primarily attributable to a 38% decrease in new home deliveries (exclusive of joint ventures), a 12% decrease in our consolidated average home price to $334,000 and, to a lesser extent, a $14.0 million year-over-year decrease in land sale revenues.

	Three Months Ended March 31,
	2008	2007	% Change
New homes delivered:
Southern California	161	276	(42%	)
Northern California	143	157	(9%	)

Total California	304	433	(30%	)

Arizona (1)	155	381	(59%	)
Texas (1)	179	242	(26%	)
Colorado	46	77	(40%	)
Nevada	21	5	320%

Total Southwest	401	705	(43%	)

Florida	202	358	(44%	)
Carolinas	129	183	(30%	)

Total Southeast	331	541	(39%	)

Consolidated total	1,036	1,679	(38%	)

Unconsolidated joint ventures (2):
Southern California	77	58	33%
Northern California	22	23	(4%	)
Illinois	—	12	(100%	)

Total unconsolidated joint ventures	99	93	6%

Discontinued operations	87	193	(55%	)

Total (including joint ventures) (2)	1,222	1,965	(38%	)

(1)	Arizona and Texas exclude our Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 38% during the 2008 first quarter as compared to the prior year period. Deliveries were off in substantially all of the markets in which we operate, reflecting the continued slowdown in order activity, a decrease in our backlog levels and weaker housing demand experienced in most of our markets. Deliveries in Nevada, although up modestly year-over-year on a per unit basis due to the start-up nature of the operation in 2007, continued to reflect weak housing market conditions.

	Three Months Ended March 31,
	2008	2007	% Change
Average selling prices of homes delivered:
Southern California	$629,000	$702,000	(10%	)
Northern California	425,000	575,000	(26%	)

Total California	533,000	656,000	(19%	)

Arizona (1)	246,000	320,000	(23%	)
Texas (1)	267,000	247,000	8%
Colorado	334,000	351,000	(5%	)
Nevada	305,000	427,000	(29%	)

Total Southwest	268,000	299,000	(10%	)

Florida	213,000	279,000	(24%	)
Carolinas	258,000	217,000	19%

Total Southeast	231,000	258,000	(10%	)

Consolidated (excluding joint ventures)	334,000	378,000	(12%	)
Unconsolidated joint ventures (2)	481,000	517,000	(7%	)

Total (including joint ventures) (2)	$347,000	$385,000	(10%	)

Discontinued operations	$164,000	$208,000	(21%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2008 first quarter our consolidated average home price from continuing operations (excluding joint ventures) decreased 12% to $334,000 compared to the year earlier period. The overall decrease was due primarily to the level of incentives and discounts and price cutting required to sell homes in most of our markets, offset in part from changes in our geographic mix, whereby a greater percentage of homes were delivered from the higher priced California markets.

Our average home price in California for the 2008 first quarter decreased 19% from the year earlier period driven by the increased use of incentives and discounts and the following regional changes. In Southern California, our average home price was off 10% compared to the prior year period primarily due to increased incentives, discounts and price cuts required to generate sales combined with an increase in deliveries in the 2008 first quarter from our more affordable Bakersfield operation. The magnitude of the decrease in average home price in this region was offset in part by the meaningful reduction in deliveries during the 2008 first quarter from our Inland Empire division, which generally offers more affordable housing and also experienced severe price erosion during the 2008 first quarter as compared to the prior year period. The decrease in average price in the Southern California region was partially offset by a higher proportion of deliveries generated from our Orange County division, which generally delivers more expensive homes. In Northern California, the average home price was down 26% as a result of the increased level of incentives, discounts and price cuts used to sell homes combined with a greater distribution of deliveries generated from our more affordable Sacramento and Central Valley operations during the 2008 first quarter.

In the Southwest, our average home price was off 10% from the year earlier period. Our average price in Arizona decreased 23% year-over-year reflecting the extremely competitive Phoenix market and the increased use of incentives and price cuts utilized to generate sales. In Texas, the average price increased 8% as compared to the year earlier period due primarily to a shift in product mix. In Nevada, the average home price was down 29% from the year earlier period as a result of the increased level of incentives, discounts and price cuts required to sell homes.

Our average home price in the Southeast for the 2008 first quarter declined 10% from the year earlier period. In Florida, the average sales price was down 24% from the year ago period and primarily reflected the increase in the level of incentives, discounts and price cuts used to sell homes across all of our Florida markets, and to a lesser degree, a geographic and product mix shift within the state. Our average price was up 19% in the Carolinas from the 2007 first quarter which primarily reflected a change in product mix towards larger, more expensive homes.

Gross Margin

Our 2008 first quarter homebuilding gross margin percentage from continuing operations (including land sales) was down year-over-year to a negative 33.6% from a positive 15.0% in the prior year period. The 2008 first quarter gross margin reflected a $170.0 million pretax inventory impairment charge related to 35 projects, of which $140.7 million related to ongoing projects while $29.3 million related to land or lots that have been or are intended to be sold to third parties. These impairments related primarily to projects located in California, and to a lesser degree, in Florida, Nevada, the Carolinas and Arizona. Our gross margin from home sales from continuing operations was negative $87.9 million, or negative 25.4%, for the 2008 first quarter versus $137.3 million, or 21.6%, for the year earlier period. Excluding the housing inventory impairment charges from continuing operations, our 2008 first quarter gross margin percentage from home sales would have been 15.2% versus 23.5% in 2007 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 830 basis point decrease in the year-over-year as adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida, and to a lesser extent, the Carolinas. The lower gross margins in these markets were driven by increased incentives and discounts resulting from weaker demand, decreased affordability, more limited availability of mortgage credit, and an increased level of new and existing homes available for sale in the marketplace. These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

The table set forth below reconciles our gross margin from home sales for the three months ended March 31, 2008 and 2007, excluding housing inventory impairment charges:

	Three Months Ended March 31,
	2008	Gross Margin %	2007	Gross Margin %
	(Dollars in thousands)
Home sale revenues	$345,988		$634,835
Cost of home sales	(433,914)		(497,534)

Gross margin from home sales	(87,926)	(25.4%)	137,301	21.6%
Add: Housing inventory impairment charges	140,659		11,954

Gross margin from home sales, as adjusted	$52,733	15.2%	$149,255	23.5%

We believe that the measures described above which exclude the effect of housing inventory impairment charges are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to housing inventory impairments. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

SG&A Expenses

Our SG&A expense rate from continuing operations (including corporate G&A) for the 2008 first quarter increased 840 basis points to 22.8% of homebuilding revenues compared to 14.4% for the same period last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to a lower level of revenues to spread a fixed level of costs over as well as due to a higher level of sales and marketing costs as a percentage of revenues as a result of our focus on generating sales in these challenging market conditions. These increases as a percentage of homebuilding revenue were partially offset by a reduction in personnel costs, as a result of reductions in headcount designed to better align our overhead with the weaker housing market as well as due to a reduction in the level of our profit-based incentive compensation expense.

Unconsolidated Joint Ventures

We recognized a $20.6 million loss from unconsolidated joint ventures during the 2008 first quarter compared to loss of $39.2 million in the year earlier period. The loss in the 2008 first quarter reflected a $20.1 million pretax charge related to our share of joint venture inventory impairments related to 8 projects located primarily in California and, to a small degree, in Illinois. Excluding the impairment charges, we incurred a joint venture loss of approximately $513,000 for the 2008 first quarter, of which approximately $1.8 million of income was generated from land development activity while a loss of approximately $2.3 million was generated from new home deliveries due to the increased use of sales incentives resulting in price erosion (please see the table set forth below reconciling these non-GAAP measures to our income (loss) from joint ventures). Deliveries from our unconsolidated homebuilding joint ventures totaled 99 new homes in the 2008 first quarter versus 93 in the prior year period.

The table set forth below reconciles our income (loss) from homebuilding and land development joint ventures for the three months ended March 31, 2008, excluding joint venture impairment charges:

	Three Months Ended March 31, 2008
	Homebuilding	Land Development	Total
	(Dollars in thousands)
Loss from unconsolidated joint ventures	$(20,049)	$(519)	$(20,568)
Add: Joint venture inventory impairment charges	17,752	2,303	20,055

Income (loss) from joint ventures, as adjusted	$(2,297)	$1,784	$(513)

We believe that the measures described above which exclude the effect of joint venture impairment charges are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to inventory impairments for the respective unconsolidated joint ventures. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Other Income (Expense)

Included in other income (expense) for the three months ended March 31, 2008 are pretax charges of approximately $2.3 million related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. These charges were partially offset by a $1.1 million gain related to the early extinguishment of $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases and $1.1 million in construction fee income. For the three months ended March 31, 2007 other income (expense) included recoveries of approximately $1.0 million of option deposits that were previously written off and $1.1 million in construction fee income. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions and any decision to abandon additional land purchase transactions could lead to further deposit and capitalized preacquisition cost write-offs.

	Three Months Ended March 31,
	2008	2007	% Change		% Change Same Store
Net new orders (1):
Southern California	285	428	(33%	)	(43%	)
Northern California	153	247	(38%	)	(45%	)

Total California	438	675	(35%	)	(44%	)

Arizona (2)	143	206	(31%	)	(27%	)
Texas (2)	157	261	(40%	)	(56%	)
Colorado	67	115	(42%	)	(16%	)
Nevada	13	15	(13%	)	(35%	)

Total Southwest	380	597	(36%	)	(41%	)

Florida	267	252	6%		4%
Carolinas	160	257	(38%	)	(56%	)

Total Southeast	427	509	(16%	)	(27%	)

Consolidated total	1,245	1,781	(30%	)	(38%	)

Unconsolidated joint ventures (3):
Southern California	34	73	(53%	)	(53%	)
Northern California	20	40	(50%	)	(50%	)
Illinois	(1)	6	(117%	)	(133%	)

Total unconsolidated joint ventures	53	119	(55%	)	(53%	)

Discontinued operations	70	159	(56%	)	64%

Total (including joint ventures) (3)	1,368	2,059	(34%	)	(34%	)

Average number of selling communities during the period:
Southern California	41	35	17%
Northern California	27	24	13%

Total California	68	59	15%

Arizona (2)	18	19	(5%	)
Texas (2)	30	22	36%
Colorado	9	13	(31%	)
Nevada	4	3	33%

Total Southwest	61	57	7%

Florida	46	45	2%
Carolinas	30	21	43%

Total Southeast	76	66	15%

Consolidated total	205	182	13%

Unconsolidated joint ventures (3):
Southern California	9	9	0%
Northern California	6	6	0%
Illinois	1	2	(50%	)

Total unconsolidated joint ventures	16	17	(6%	)

Discontinued operations	7	26	(73%	)

Total (including joint ventures) (3)	228	225	1%

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(2)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders companywide (excluding joint ventures and discontinued operations) for the 2008 first quarter decreased 30% to 1,245 new homes. Our consolidated cancellation rate for the 2008 first quarter was 24% compared to 24% in the 2007 first quarter and 37% in the 2007 fourth quarter. Our cancellation rate as a percentage of beginning backlog for the 2008 first quarter was 31% compared to 23% in the year earlier period. This increase was primarily the result of the significant decline in our backlog levels. Our absolute sales absorption rates continue to reflect difficult housing conditions in most of our markets, resulting from reduced housing affordability, and the higher level of homes available for sale in the marketplace, including increasing levels of foreclosure properties. These conditions have been magnified by the tightening of available mortgage credit for homebuyers, including increased pricing for jumbo loans and the substantial reduction in availability of “Alt-A” mortgage products. All of these conditions have resulted in a declining home price environment which has contributed to an erosion of homebuyer confidence and a decrease in the pool of qualified buyers.

Net new orders in California (excluding joint ventures) for the 2008 first quarter decreased 35% from the 2007 first quarter on a 15% higher community count. Net new home orders were down 33% year-over-year in Southern California on a 17% higher average community count. The decrease was due to weaker overall housing demand and an increase in the cancellation rate to 27% in the 2008 first quarter, compared to 19% in the 2007 first quarter, but a decrease from the 41% 2007 fourth quarter cancellation rate. Net new orders were down 38% year-over-year in Northern California on a 13% higher community count. Our cancellation rate in Northern California of 19% for the 2008 first quarter was up from 10% in the year earlier period but down meaningfully from the 38% cancellation rate experienced in the 2007 fourth quarter.

Net new orders in the Southwest for the 2008 first quarter were down 36% year-over-year. Net new home orders were down 31% in Arizona on a 5% lower average community count. The cancellation rate in Arizona was 26% in the 2008 first quarter, more in line with historical rates in this market, as compared to 35% in the year earlier period. In Texas, net new orders were down 40% on a 36% higher average community count reflecting weakening demand experienced in both the Dallas and Austin markets over the last several quarters. In Colorado, net new orders were down 42% on a 31% lower community count in what continues to be a challenging market. In Nevada, the housing market continues to remain sluggish and extremely competitive as demonstrated by the marginal level of new home orders generated from our Las Vegas division.

In the Southeast, net new orders (excluding joint ventures) decreased 16% during the 2008 first quarter from the year earlier period. Despite the 6% increase in net new orders in Florida during the 2008 first quarter, the Florida market continues to experience erosion in buyer demand and an increased level of available homes on the market. Our cancellation rate in Florida decreased to 19% for the 2008 first quarter, which was down substantially from 41% a year ago and down from 38% in the 2007 fourth quarter. Net new orders in the Carolinas were off 38% on a 43% higher community count as a result of a slowing in housing demand in these markets.

	Three Months Ended March 31,
	2008	2007	% Change
Backlog (in homes):
Southern California	300	376	(20%	)
Northern California	137	189	(28%	)

Total California	437	565	(23%	)

Arizona (1)	182	455	(60%	)
Texas (1)	279	460	(39%	)
Colorado	144	186	(23%	)
Nevada	21	21	0%

Total Southwest	626	1,122	(44%	)

Florida	285	591	(52%	)
Carolinas	140	267	(48%	)

Total Southeast	425	858	(50%	)

Consolidated total	1,488	2,545	(42%	)

Unconsolidated joint ventures (2):
Southern California	51	143	(64%	)
Northern California	22	60	(63%	)
Illinois	4	12	(67%	)

Total unconsolidated joint ventures	77	215	(64%	)

Discontinued operations	27	167	(84%	)

Total (including joint ventures) (2)	1,592	2,927	(46%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	Three Months Ended March 31,
	2008	2007	% Change
Backlog (estimated dollar value in thousands):
Southern California	$152,462	$277,517	(45%	)
Northern California	59,114	99,148	(40%	)

Total California	211,576	376,665	(44%	)

Arizona (1)	43,848	150,601	(71%	)
Texas (1)	86,484	118,534	(27%	)
Colorado	52,273	71,537	(27%	)
Nevada	5,805	7,304	(21%	)

Total Southwest	188,410	347,976	(46%	)

Florida	69,738	163,881	(57%	)
Carolinas	35,826	62,335	(43%	)

Total Southeast	105,564	226,216	(53%	)

Consolidated total	505,550	950,857	(47%	)

Unconsolidated joint ventures (2):
Southern California	43,983	80,275	(45%	)
Northern California	13,732	41,775	(67%	)
Illinois	4,996	8,539	(41%	)

Total unconsolidated joint ventures	62,711	130,589	(52%	)

Discontinued operations	5,631	32,462	(83%	)

Total (including joint ventures) (2)	$573,892	$1,113,908	(48%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures and discontinued operations) decreased 47% from the year earlier period to $505.6 million at March 31, 2008, reflecting a slowdown in order activity and increased cancellation rates experienced during 2007, as well as a shorter average escrow period for home sales.

	At March 31,
	2008	2007	% Change
Building sites owned or controlled:
Southern California	6,984	13,037	(46%	)
Northern California	4,298	6,147	(30%	)

Total California	11,282	19,184	(41%	)

Arizona (1)	2,758	7,496	(63%	)
Texas (1)	3,132	4,627	(32%	)
Colorado	726	1,117	(35%	)
Nevada	2,369	3,027	(22%	)

Total Southwest	8,985	16,267	(45%	)

Florida	8,320	12,128	(31%	)
Carolinas	3,117	3,942	(21%	)
Illinois	62	167	(63%	)

Total Southeast	11,499	16,237	(29%	)

Discontinued operations	836	5,694	(85%	)

Total (including joint ventures)	32,602	57,382	(43%	)

Building sites owned	21,491	30,395	(29%	)
Building sites optioned or subject to contract	4,621	8,122	(43%	)
Joint venture lots	5,654	13,171	(57%	)

Total continuing operations	31,766	51,688	(39%	)
Discontinued operations	836	5,694	(85%	)

Total (including joint ventures)	32,602	57,382	(43%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

Total building sites owned and controlled as of March 31, 2008 decreased 43% from the year earlier period, which reflects our efforts to generate cash, reduce our real estate inventories, and to better align our land supply with the current level of new housing demand. These efforts were furthered by the sale of approximately 10,000 lots since March 31, 2007, including the sale of substantially all of our Tucson and San Antonio assets, and our decision to abandon various land purchase and lot option contracts.

	At March 31,
	2008	2007	% Change
Completed and unsold homes:
Consolidated (1)	537	629	(15%	)
Joint ventures (1)	33	25	32%

Total continuing operations	570	654	(13%	)
Discontinued operations	19	142	(87%	)

Total	589	796	(26%	)

Spec homes under construction:
Consolidated (1)	969	946	2%
Joint ventures (1)	342	472	(28%	)

Total continuing operations	1,311	1,418	(8%	)
Discontinued operations	7	36	(81%	)

Total	1,318	1,454	(9%	)

Homes under construction (including specs):
Consolidated (1)	2,118	2,848	(26%	)
Joint ventures (1)	394	657	(40%	)

Total continuing operations	2,512	3,505	(28%	)
Discontinued operations	14	165	(92%	)

Total	2,526	3,670	(31%	)

(1)	Excludes the Tucson and San Antonio divisions, which are classified as discontinued operations.

The number of completed and unsold homes from continuing operations (excluding joint ventures) as of March 31, 2008 decreased 23% from December 31, 2007 to 537 homes, and decreased 15% from March 31, 2007 as a result of our efforts to move completed spec homes. The number of homes under construction from continuing operations (exclusive of joint ventures) as of March 31, 2008 decreased 26% from the year earlier period to 2,118 units in response to our increased focus on managing the level of our speculative inventory and our desire to better match new construction starts with lower sales volume.

Financial Services

In the 2008 first quarter, our financial services subsidiary generated pretax income of approximately $1.8 million compared to pretax income of $1.2 million in the year earlier period. The increase in profitability was driven primarily by an increase in margins (in basis points) on loans sold and was partially offset by a 42% lower level of loans sold during the 2008 first quarter and a $1.8 million increase in the loan loss reserve for loans held for sale and for investment. The decrease in loan sales was primarily the result of a decrease in our new home deliveries in the markets in which our financial services subsidiary operates.

The following table details information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Three Months Ended March 31,
	2008	2007
Mortgage Loan Origination Product Mix:
Conforming loans	62%	56%
Jumbo loans	11%	29%
Government loans	25%	6%
Other loans	2%	9%

	100%	100%

Loan Type:
Fixed	87%	73%
ARM	13%	27%
ARM loans ≥ 5 year initial adjustment period	96%	77%
Interest only (ARM’s)	69%	85%
Credit Quality:
FICO score ≥ 700	88%	76%
FICO score between 699 - 620	11%	22%
FICO score < 620 (sub-prime loans)	1%	1%
Avg. FICO score	732	726
Other Data:
Avg. combined LTV ratio	86%	88%
Full documentation loans	90%	44%
Non-Full documentation loans	10%	56%
Loan Capture Rates	75%	75%

For the 2008 first quarter, financial services joint venture income, which is derived from our mortgage financing joint ventures with third party financial institutions operating in conjunction with our homebuilding divisions in the Carolinas and Tampa, Florida, was down slightly to approximately $203,000. The lower level of joint venture income was due to the lower level of new homes delivered in 2008, as compared to the prior year period.

Income Taxes

As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length, we recorded a noncash valuation allowance of $83.7 million during the three months ended March 31, 2008 against the net deferred tax assets created during the 2008 first quarter in accordance with SFAS 109 resulting in a total valuation allowance of $264.2 million at March 31, 2008. To the extent that we generate eligible taxable income in the future to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us would likely increase the deferred tax valuation allowance and adversely impact our income tax provision.

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of our Tucson and San Antonio assets. We are actively marketing the remaining assets of these divisions for sale and it is our intention to have fully exited these markets within the next few quarters. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and prior periods have been reclassified to conform with current year presentation.

Net losses from discontinued operations for the three months ended March 31, 2008 and 2007 were $1.2 million and $22.5 million, respectively. Discontinued operations included homebuilding revenues of $14.9 million and $47.2 million, respectively, and pretax losses of $1.9 million and $34.7 million, respectively, for the three months ended March 31, 2008 and 2007.

During the three months ended March 31, 2007, we recorded $33.4 million of inventory impairment charges and $524,000 of charges related to the write-off of land option deposits and capitalized preacquisition costs for abandoned projects related to our discontinued operations. We did not record any impairments related to our discontinued operations during the quarter ended March 31, 2008.

Liquidity and Capital Resources

Our principal uses of cash have been for:

•	land acquisitions

•	operating expenses

•	joint ventures (including capital contributions, remargin payments, purchase of assets and partner interests)

•	construction and development expenditures

•	principal and interest payments on debt (including market repurchases)

•	market expansion (including acquisitions)

•	share repurchases

•	dividends to our stockholders

Cash requirements have been met by:

•	internally generated funds

•	bank revolving credit facility

•	land option contracts

•	land seller notes

•	sales of our common equity through public offerings

•	proceeds received upon the exercise of employee stock options

•	public and private note offerings (including convertible notes)

•	bank term loans

•	joint venture financings

•	assessment district bond financings

•	issuance of common stock as acquisition consideration

•	mortgage credit facilities

•	tax refunds

For the three months ended March 31, 2008, we generated approximately $228.9 million (which includes the receipt of approximately $235.6 million in cash related to our 2007 federal tax refund) and $8.6 million in cash flows from operating and investing activities, respectively, primarily as a result of our efforts to reduce our investment in homebuilding inventories, including reducing expenditures related to land acquisition and development, reducing investments in joint ventures, reducing speculative construction starts and selling non-strategic assets, coupled with a reduction in the level of mortgage loans held for sale by us due to the decline in new loan originations. The cash flows from operating activities were partially offset by the use of approximately $128.2 million in cash used for financing activities related primarily to the net repayment of homebuilding and mortgage credit facility debt. The net impact of these cash flow activities resulted in a net increase in our condensed consolidated cash balance of approximately $109.3 million for the three months ended March 31, 2008.

Based in part on our operating initiatives to generate cash, our sources of capital have been sufficient to meet our liquidity needs to date. However, we have been unable to maintain compliance with the financial covenants contained in our revolving credit facility and two term loans and, as of March 31, 2008, were unable to satisfy the conditions contained in our senior and senior subordinated public notes that permit us to incur additional indebtedness (other than specified categories of additional indebtedness) and to make restricted payments (including payments to satisfy joint venture obligations). As a result, and as discussed more particularly below, our sources of capital are currently limited and could become inadequate to meet our liquidity needs.

Revolving Credit Facility and Term Loans

We were not in compliance with the consolidated tangible net worth and leverage covenants contained in our revolving credit facility, $100 million Term Loan A and $225 million Term Loan B (collectively the “Credit Facilities”) as of March 31, 2008. During March 2008, we reached an agreement with our bank group to extend the bank group’s previous waiver of any default arising from our noncompliance with the financial covenants contained in the Credit Facilities to May 14, 2008. As part of the extension, we agreed to reduce the revolving credit facility commitment from $900 million to $700 million. On May 9, 2008, we obtained the preliminary consent of our bank group, subject to the group’s receipt, review and execution of final documentation, to further extend the waiver until August 14, 2008 and to expand the waiver’s scope the (“Proposed Waiver Extension”). If completed, the Proposed Waiver Extension will expand the scope of the existing waiver to include, among other things, a broader waiver of defaults arising from non-compliance with financial covenants and a suspension of the application of the borrowing base, certain representations required to be made in connection with requests for additional borrowings, and a cross-default provision regarding defaults of other agreements between us and members of the bank group. In exchange for the extension and expanded scope, we will agree to collateralize new advances made under the revolving credit facility, reduce the revolving credit facility commitment from $700 million to $500 million and not borrow under the facility when our cash on hand exceeds $300 million. While we expect that this waiver extension will be completed on or prior to May 14, 2008, there can be no assurance in this regard.

We anticipate that the financial ratios contained in the Credit Facilities will continue to be negatively impacted by deteriorating market conditions, which, over the last two years, have caused us to incur (including discontinued operations) pretax inventory, joint venture and goodwill impairments and land deposit write-offs totaling $1,655.6 million and expect that we will require additional covenant relief from our bank group following expiration of the Proposed Waiver Extension on August 14, 2008 if we are going to avoid future noncompliance with these covenants. If we are unable to obtain requested covenant relief, we could be prohibited from making further borrowings under the revolving credit facility and our obligation to repay indebtedness outstanding under the Credit Facilities and our public notes could be accelerated. In such an event, we may not have, or may not be able to obtain, sufficient funds to pay all debt we are required to repay. The Credit Facilities are guaranteed by most of our wholly-owned subsidiaries other than our mortgage and title subsidiaries.

Our covenant compliance for the Credit Facilities at March 31, 2008 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at March 31, 2008	Covenant Requirements at March 31, 2008
	(Dollars in millions)
Consolidated Tangible Net Worth (1)	$758.1	>	$1,000.0
Total Leverage Ratio:
Combined Total Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio	2.03	<	1.75	(2)
Unsold Land Ratio:
Total Unsold Land to Adjusted Consolidated Tangible Net Worth Ratio (3)	1.41	<	1.60
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA to Consolidated Homebuilding Interest Incurred	1.52	>	1.25	(4)
Investments in Homebuilding Joint Ventures	$264.9	<	$303.3	(5)
Actual/Permitted Borrowings under the Credit Facilities (6)	$142.0	<	$300.5

(1)	Actual Consolidated Tangible Net Worth was calculated based on the stated amounts of our capital accounts (common stock, additional paid-in capital and retained earnings) less intangible assets of $35.6 million as of March 31, 2008. The minimum covenant requirement amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings but is not subject to decrease based on subsequent losses.

(2)	This ratio adjusts as follows:

a.	1.75 to 1.0 during the period beginning July 1, 2007 through June 30, 2008;

b.	1.65 to 1.0 during the period beginning July 1, 2008 through December 31, 2008;

c.	1.50 to 1.0 during the period beginning January 1, 2009 through December 31, 2009; and

d.	1.50 to 1.0 at all times thereafter; provided, however, that this ratio increases to 2.0 to 1.0 if our interest coverage ratio equals or exceeds 1.75 to 1.0 for two consecutive quarters.

(3)	Unsold land is land that has not yet undergone vertical construction and has not been sold to a homebuyer or other third party.

(4)	We are permitted to elect a one-time temporary reduction that permits the ratio to be less than 1.75 to 1.0 but greater than 1.25 to 1.0 for no more than eight consecutive quarters (the “Reduced Interest Coverage Ratio Period”). During the Reduced Interest Coverage Ratio Period, which began as of March 31, 2008, we are permitted to reduce the ratio to be less than 1.25 to 1.0, but not less than 1.0 to 1.0 for four quarters during such period.

(5)	Net investments in unconsolidated joint ventures must not exceed 35% of Consolidated Tangible Net Worth, or 40% of Consolidated Tangible Net Worth in the event that we have recorded non-cash impairment charges.

(6)	$90.0 million of borrowing capacity was consumed by outstanding borrowings and $52.0 million by issued letters of credit. If the remaining $158.5 million available under the borrowing base as of March 31, 2008 were used for borrowing base eligible assets (such as entitled or improved land, land development or home construction costs), then the borrowing base would be increased based on the advance rates applicable to the assets purchased.

For purposes of the Interest Coverage Ratio above, Adjusted Homebuilding EBITDA from continuing and discontinued operations is calculated as follows:

	Last Twelve Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net income (loss)	$(942,921)	$(11,855)
Add:
Cash distributions of income from unconsolidated joint ventures	10,235	56,001
Provision (benefit) for income taxes	(164,135)	(13,438)
Expensing of previously capitalized interest included in cost of sales	122,699	94,544
Impairment charges	967,570	413,650
Homebuilding depreciation and amortization	7,515	7,473
Amortization of stock-based compensation	21,302	13,396
Less:
Income (loss) from unconsolidated joint ventures	(180,041)	(48,122)
Income (loss) from financial services subsidiary	1,268	6,653

Adjusted Homebuilding EBITDA	$201,038	$601,240

Senior and Senior Subordinated Notes

In addition to our Credit Facilities, as of March 31, 2008, we had $1,302.3 million of senior and senior subordinated notes outstanding (the “Notes”). The Notes generally contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. As of March 31, 2008, we no longer satisfied either condition and as a result our ability to incur further indebtedness is currently limited. Exceptions to this limitation include new borrowings of up to $550 million (or $450 million if our leverage becomes 2.5 to 1 or higher) under bank credit facilities (including our revolving credit facility), subject to available borrowing sources, and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. Assuming that our bank group approves the Proposed Waiver Extension, we believe that these exceptions and our cash balance of $328.8 million at March 31, 2008 provide us with substantial resources and alternatives to fund our short-term cash needs.

Under the limitation on restricted payments covenant contained in the Notes, we generally are prohibited from making restricted payments unless we satisfy certain conditions, including having the ability to incur further indebtedness under the leverage and/or interest coverage conditions of the additional indebtedness covenant and having availability under our restricted payments basket. Because we no longer satisfy either of such conditions for incurring further indebtedness under the indebtedness covenant and, as of March 31, 2008, have no restricted payments basket capacity under the provisions of our most restrictive issuance of Notes, we are currently prohibited from making restricted payments. Investments in joint ventures (and other restricted payments) may continue to be made, however, from funds held in our unrestricted subsidiaries. Based on current estimated funding requirements, and assuming that we are successful in unwinding the joint ventures that we have targeted for termination and in extending certain joint venture loan maturities, we believe that the funds in our unrestricted subsidiaries are sufficient to fund our joint venture investment obligations for the foreseeable future. Our joint venture remargin obligations (which are a form of restricted payment) are cross-defaulted to our revolving credit facility to the extent the lenders in our joint ventures are also lenders under the revolving credit facility. This cross default provision would be waived for the period of the Proposed Waiver Extension if the extension is obtained.

To provide us with a greater ability and flexibility to respond to unanticipated joint venture capital needs, we are currently evaluating and exploring a number of alternatives for reducing our joint venture investment obligations and enhancing our ability to make restricted payments. These alternatives include: (i) modifying joint venture cash flows to reduce peak capital requirements, (ii) accelerating land purchases from land development joint ventures to reduce joint venture capital requirements, (iii) exiting joint ventures by buying out a partner’s interest or selling our interest, (iv) increasing joint venture distributions, (v) obtaining noteholder consent to modify the restricted payments covenant in one or more series of Notes and (vi) raising equity, whether through debt for equity exchanges, the issuance of equity for cash or other means, any of which could potentially increase the restricted payments basket and potentially allow us to meet the leverage condition of the Notes debt incurrence test.

Our compliance as of March 31, 2008 with the conditions contained in our 5 1/8% Senior Notes due 2009 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at March 31, 2008	Covenant Requirements at March 31, 2008
	(Dollars in millions)
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	2.42	<	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	1.52	>	2.00

(1)	The leverage ratio condition under the indenture governing our 9 1/4% Senior Subordinated Notes due 2012 is < 2.50.

In the first quarter of 2008, we repurchased and simultaneously retired approximately $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. In connection with these open market purchases, we recognized a $1.1 million gain from the early extinguishment of debt as the notes were purchased at a discount to their par value. At March 31, 2008, our remaining balance of the 6 1/2% Senior Notes due 2008 was $103.5 million.

Senior Subordinated Convertible Notes

We have $100 million of 6% senior subordinated convertible notes (the “Convertible Notes”) due on October 1, 2012. In connection with these notes we entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Convertible Notes to our common stock. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 114.2857 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $8.75 per share), which is subject to adjustment in some events; provided that, as a result of the convertible note hedge transaction, we increased the effective conversion price to us from $8.75 per share to $10.85 per share.

To facilitate transactions by which investors in the Convertible Notes may hedge their investments in such Convertible Notes, we entered into a share lending facility with an affiliate of one of the underwriters in the Convertible Notes offering, under which we agreed to loan to the share borrower 7,839,809 shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Convertible Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances.

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 48, in connection with our land development and homebuilding joint ventures we typically obtain secured acquisition, development and construction financing, which reduces the use of funds from corporate financing sources. However, as market conditions have deteriorated we have been required to expend corporate funds for previously unanticipated obligations associated with these joint ventures. As described above under the heading “Senior and Senior Subordinated Notes,” except to the extent funds are available from our unrestricted subsidiaries, we are currently prohibited by the limitation on restricted payments contained in our public note indentures from expending corporate funds to satisfy these obligations. While we believe the funds held by our unrestricted subsidiaries are sufficient to fund our currently anticipated joint venture investment obligations for the foreseeable future, we may be unable to satisfy such obligations.

To the extent we are not prohibited under the terms of our public note indentures, we may be required to utilize corporate financing sources with respect to certain of these joint ventures to:

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

To the extent we are permitted to utilize corporate financing sources to satisfy these potential joint venture obligations, such use reduces the amount of capital we otherwise have available for planned corporate expenditures, putting further pressure on our financial and other covenants.

At March 31, 2008 our unconsolidated joint ventures had borrowings outstanding that totaled approximately $644.0 million and equity that totaled approximately $672.5 million.

Other Financing Sources

Trust Deed and Other Notes Payable. From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At March 31, 2008, we had approximately $35.2 million outstanding in trust deed and other notes payable, including $4.8 million of CDD bonds.

Mortgage Credit Facility. Our mortgage financing subsidiary utilized two mortgage credit facilities to fund its operations during the three months ended March 31, 2008. The first facility, which matured on February 14, 2008, was not renewed. At March 31, 2008, we had approximately $57.7 million advanced under the second mortgage credit facility and as of and for the three months ended March 31, 2008 we were in compliance with the facility’s financial and other covenants. The second facility, which pursuant to the terms of an extension agreement matured on May 1, 2008, was also not renewed. The subsidiary is now operating under a forbearance agreement with the second facility’s lenders that is designed to permit the subsidiary to pay the facility down in an orderly fashion as it completes the sale of the mortgage loans to which this facility’s outstanding borrowings relate. We are currently attempting to source a new mortgage credit facility. In the interim, we plan to finance the financial services subsidiary’s operations by brokering loans and through the use of internally generated funds. If we are unable to successfully obtain a new facility in a timely fashion, this failure would place a significant limitation on the operations of our mortgage financing subsidiary.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects. At March 31, 2008, we had approximately $375.9 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $207.4 million remaining in cost to complete. As a result of the recent deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some have asked for security with respect to outstanding bonds. If we are unable to obtain required bonds in the future, or are required to provide security for existing bonds, our liquidity would be negatively impacted.

Tax Refunds. For the taxable year ended December 31, 2007 we generated a tax refund of $235.6 million related to federal net operating loss (“NOL”) carrybacks which was collected in February 2008. In addition, as of March 31, 2008, we had up to approximately $135.2 million in federal taxes previously paid, $26.8 million of which is included in homebuilding other assets, that were available for NOL carrybacks for the taxable year ended December 31, 2008.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including, most importantly, our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness and our inability to maintain compliance with the financial covenants contained in our Credit Facilities), our ability to effectively access these liquidity sources is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or decrease in our interest coverage ratio, consolidated tangible net worth or borrowing base could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During 2007 and early 2008, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition, coupled with the wide-spread decline in the general homebuilding market. It is possible that additional downgrades could occur for us if our financial condition and/or outlook for the homebuilding industry deteriorate further.

As a result of these uncertainties, and to help position the Company to weather the current market downturn and to be prepared to take advantage of market opportunities when the market strengthens, our Board of Directors has initiated a process to examine alternative financial and strategic opportunities available to us to provide the Company with possible additional liquidity and operating flexibility. These alternatives may include the sale of equity or debt securities, debt exchanges, the sale of additional non-core assets, or a merger, business combination or sale of the Company. This process may not result in any prospective transaction, or any specific type of transaction, and our Board of Directors may determine that any prospective transaction is not in the best interests of the Company.

Dividends

We paid no dividends to our stockholders during the three months ended March 31, 2008. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures and senior term loans impose restrictions on the amount of dividends we may be able to pay. We are currently prohibited by the limitation on restricted payments covenant contained in our public note indentures from paying dividends. On September 14, 2007, our Board of Directors eliminated our quarterly cash dividend. We intend to dedicate the approximately $10 million in cash per year that would have been used to pay dividends to reduce debt.

Stock Repurchase Program

On July 26, 2006, our Board of Directors authorized a $50 million stock repurchase plan. Through May 8, 2008, no shares have been repurchased under the stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves. In connection with the vesting of restricted stock grants made under our equity incentive plans, we repurchased an aggregate of approximately 64,445 shares from our executive officers to fund vesting-related tax obligations totaling approximately $268,000. We are currently prohibited by the limitation on restricted payments covenant contained in our public note indentures from repurchasing stock for cash.

Leverage

An important focus of management is controlling our leverage. Careful consideration is given to balancing operating opportunities while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. Our adjusted homebuilding leverage has generally fluctuated over the past several years in the range of 45% to 55% (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary, liabilities from inventories not owned and consolidated debt related to joint ventures in which we have less than an 80% ownership interest, to adjusted total book capitalization). Our leverage and debt levels, including usage of our revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, joint venture funding requirements, acquisitions of other homebuilders, the consolidation of joint ventures into our condensed consolidated financial statements, changes in demand for new homes (including an increase in our cancellation rate), and inventory and goodwill impairment charges, land deposit write-offs and deferred tax valuation allowance charges. Typically our leverage increases during the first three quarters of the year and reaches a low at year end. While the absolute level of our homebuilding debt has decreased from the year ago period, our adjusted homebuilding leverage ratio of 64.9% at March 31, 2008 exceeded the high end of our targeted range as a result of the significant asset impairments and deferred tax valuation allowance charges that we have taken over the last two years.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our revolving credit facility and other corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. In addition, in connection with option contracts entered into with third party financial entities, we also generally enter into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write off should we not purchase the land. At March 31, 2008, we had cash deposits and letters of credit outstanding of approximately $33.3 million and capitalized preacquisition and other development and construction costs of approximately $12.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $323.6 million. Approximately $76.9 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. While over the long term we plan to continue using these types of arrangements to finance the development of properties from time to time, we are currently prohibited by the terms of our public note indentures from making additional investments in joint ventures, other than through the use of funds held by our unrestricted subsidiaries. At March 31, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $644.0 million and equity that totaled $672.5 million compared to $1,245.3 million in joint venture indebtedness and $887.1 million in equity as of March 31, 2007.

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At March 31, 2008, approximately $352.2 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $69.3 million we would be solely responsible for and $282.9 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document). To the extent that these credit enhancements have been provided to lenders who participate in our revolving credit facility or our Term Loan A, they are effectively cross-defaulted to the revolving credit facility and Term Loan A borrowings.

Additional Capital Contributions and Consolidation. Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. While making capital contributions on behalf of our partners may allow us to exercise various remedies under our joint venture operating agreements (including diluting our partner’s equity interest and/or profit distribution percentage), making these contributions could also result in our being required to consolidate the operations of the applicable joint venture into our condensed consolidated financial statements which may negatively impact our leverage covenants. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered or we may enter into a negotiated settlement. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. If we sell our interest to our partner, we may be required to make a payment to induce our partner to release us from our venture obligations. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures. Our ability to make these contributions is currently limited under our Notes. The need for additional capital contributions, whether from us or our joint venture partners, could also result in disagreements that lead to buy-sell provisions being triggered in the future. If we are required to fund these contributions on behalf of our partners, such action would also potentially require the consolidation of the impacted ventures into our condensed consolidated financial statements.

Land Development and Construction Completion Agreements. We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development and construction. Provided that we and the other joint venture partners are in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable joint venture development and construction loans, with any completion costs in excess of the funding commitments being borne directly by us and our joint venture partners.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At March 31, 2008, our joint ventures had approximately $68.7 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures. As of March 31, 2008, we held membership interests in 40 homebuilding and land development joint ventures, of which 28 were active and 12 were winding down. Of the 28 active homebuilding and land development joint ventures (including discontinued operations), 19 had bank financing as of March 31, 2008. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 10 largest joint ventures based on total assets as of March 31, 2008, representing approximately 80% of the assets and debt of our unconsolidated joint ventures.

			As of March 31, 2008
						Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement		Construction Completion Guaranty
			Total Joint Venture
Joint Venture Name	Year Formed	Location	Assets	Debt	Equity
			(Dollars in thousands)
Homebuilding:
Walnut Acquisition	2004	Pasadena, CA	$52,311	$43,040	$8,764	83.1%	Yes		Yes
LB/L - Duc II Scally Ranch	2002	American Canyon, CA	55,548	36,623	13,194	73.5%	Yes		Yes
Three Oaks Walnut 268	2007	Walnut Hills, CA	118,982	44,651	50,895	46.7%	Yes		Yes
Creekside at Eagle Ridge	2005	Gilroy, CA	40,279	21,972	18,131	54.8%	Yes		Yes

Subtotal Select Homebuilding Joint Ventures			267,120	146,286	90,984	61.7%

Land Development:
Black Mountain Ranch	2003	San Diego, CA	119,754	38,030	50,109	43.1%	Yes		Yes
Menifee Development	2002	Menifee, CA	94,092	33,862	51,522	39.7%	Yes		Yes
November 2005
Land Investors	2005	Las Vegas, NV	461,370	182,008	194,563	48.3%	No	(3)	No
Riverpark Legacy	2004	Oxnard, CA	57,580	—	54,336	—	Yes		Yes
Talega Associates (1)	1997	San Clemente, CA	81,055	54,533	21,771	71.5%	Yes		Yes
Tonner Hills SSP	2003	Brea, CA	163,602	58,703	102,878	36.3%	Yes		Yes

Subtotal Select Land Development Joint Ventures			977,453	367,136	475,179	43.6%

Subtotal of Select Joint Ventures			1,244,573	513,422	566,163	47.6%

Other Homebuilding and Land Development
Joint Ventures (2)			235,483	107,949	107,442	50.1%
Discontinued operations (4)			23,732	22,608	(1,106)	105.1%

Total Homebuilding and Land Development
Joint Ventures			$1,503,788	$643,979	$672,499	48.9%

(1)	This predominantly land development joint venture, originally consisting of approximately 3,800 lots, also includes two homebuilding projects with an aggregate of approximately 150 lots.
(2)	Represents approximately 30 unconsolidated homebuilding and land development joint ventures, of which 18 have ongoing homebuilding or land development activities and 12 are either inactive or winding down.
(3)	As of March 31, 2008, we had $53.0 million invested in this joint venture and are obligated to purchase $20 million of lots from this joint venture pursuant to a take-down schedule beginning in the 2008 fourth quarter.
(4)	Reflects discontinued operations related to our Tucson operation.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn. The following lists a number of recent developments regarding our joint ventures.

•

Loan-to-Value Maintenance Related Payments. During the three months ended March 31, 2008, we made one loan remargin payment. The payment was in the amount of $15.7 million and related to one of our Arizona joint ventures.

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

•

Purchases and Consolidation. Purchasing a joint venture’s assets and paying off its debt increases our leverage and absolute consolidated debt levels. These buy-outs may positively or negatively impact our borrowing base capacity because, while our consolidated debt levels increase, we receive borrowing base credit for the assets added to our balance sheet and the re-characterization of our joint venture investment.

•

Exercise of Buy-Sell Provision and Consolidation. During the three months ended March 31, 2008, we accelerated the take-down of 262 lots from one Southern California joint venture for approximately $54.7 million and 657 lots from one Arizona joint venture for approximately $27.3 million, in an effort to facilitate our overall tax planning strategy as well as preserve availability under certain debt covenants under our revolving credit facility.

•

Restriction on Investments in Joint Ventures. As described above under the heading “Senior and Senior Subordinated Notes,” the limitation on restricted payments contained in our public note indentures currently prohibits us from making additional investments in joint ventures (including, without limitation, remargin payments, loan pay-offs, and additional capital contributions), except through the use of funds held by our unrestricted subsidiaries. While we believe these unrestricted funds will be sufficient to satisfy our joint venture obligations for the next few quarters or longer if certain joint ventures are unwound, unanticipated capital events, such as an unanticipated remargin call or the inability to extend a joint venture loan, could result in the exhaustion of our unrestricted funds and a resulting inability to satisfy joint venture obligations.

•	Subsequent Events.

•

Unwind of Joint Ventures. Subsequent to March 31, 2008, we purchased and/or unwound two joint ventures (one of which, Three Oaks Walnut 268, is listed in the table on page 50) with total joint venture assets and debt as of March 31, 2008 totaling approximately $143.1 million and $61.4 million, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We have adopted SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities accounted for under FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for our fiscal year beginning January 1, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2008. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at March 31, 2008. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded a $1.0 million expense during the three months ended March 31, 2008 to other expense. Other than the ineffective portion of the Term Loan B described above, we believe that there will be no ineffectiveness related to the interest rate swaps, and therefore, no other portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on our operating results is that the interest on the variable rate debt being hedged is recorded based on a fixed rate of interest, subject to adjustments in the LIBOR spread under the Term Loan A related to our leverage. The estimated fair value of the swaps at March 31, 2008 represented a liability of $35.0 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2008, we recorded a cumulative after-tax other comprehensive loss of $7.5 million relating to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage, and our joint venture, SPH Home Mortgage. Our mortgage financing joint venture, and for a portion of its loan originations, Standard Pacific Mortgage, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint venture, these loans are presold and promptly transferred to our financial institution partner or third party investors. In the case of Standard Pacific Mortgage, these loans are presold to third party investors. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from third party investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil. As of March 31, 2008, Standard Pacific Mortgage held approximately $25.0 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a substantial portion of its mortgage loans on a non-presold basis. When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 60 days before the loans are sold to third party investors. Standard Pacific Mortgage utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of March 31, 2008, Standard Pacific Mortgage had approximately $67.6 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our emphasis on generating positive cash flow, strengthening our balance sheet and improving our liquidity;

•	our expectations regarding lower volume levels;

•	reducing homebuilding inventories;

•	our ability to generate positive cash flow in 2008;

•	the potential need to further reduce home prices or adjust discounts and the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	a slowdown in demand and a decline in new home orders;

•	housing market conditions in the geographic markets in which we operate and our belief that we are in the correct long-term markets;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	the strength of our brand and our employees;

•	the cancellation rate for sales orders;

•	our intent to continue to utilize joint venture vehicles;

•

the likelihood that we will be required to make remargin payments with respect to joint venture borrowings (including on behalf of our partners) and their potential effect on our liquidity and leverage;

•	the potential need for additional capital contributions to joint ventures or that buy-sell provisions may be triggered and the potential effect on our liquidity and leverage;

•	the sufficiency of our capital resources and ability to access additional capital;

•	our ability to consummate a waiver extension with our bank group;

•	the sufficiency of funds available to fund joint venture investment obligations;

•	our intent to explore alternatives for reducing our joint venture investment obligations and enhancing our ability to make restricted payments;

•	the initiation of a process to examine alternative opportunities to provide us with possible additional liquidity and operating flexibility;

•	our ability to obtain new sources to finance our mortgage subsidiary;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage and the seasonal nature of borrowings;

•	our ability to reposition our product to optimize value orientation and the impact of our 1Standard initiative;

•	the potential for additional rating downgrades;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	future warranty costs;

•	litigation related costs;

•	our ability to amend or make additional borrowings under the revolving credit facility;

•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments and our ability to obtain a waiver of any non-compliance;

•	our ability to dedicate cash that we would have used to pay dividends to debt reduction;

•	our plans with respect to stock repurchases;

•	our ability to renegotiate, restructure or extend joint venture loans on acceptable terms;

•	the estimated fair value of our swap agreements and our expectation that they generally will have no impact on future earnings;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

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

•	the supply and pricing of homes available for sale in the new and resale markets;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	our significant amount of debt and the impact of restrictive covenants in our credit agreements, public notes and private term loans and our ability to comply with these covenants;

•	potential adverse market and lender reaction to our financial condition (including limitations on our ability to incur additional debt and make investments in joint ventures);

•	a negative change in our credit rating or outlook;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage financing operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

•

risks relating to our unconsolidated joint ventures, including restricted payment, entitlement, development, contribution, completion, financing (including remargining), investment, partner dispute and consolidation risk;

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K.

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

On August 16, 2007, Plaintiff Vinod Patel filed a Complaint in the United States District Court for the Central District of California, titled Patel v. Parnes , Case No. CV07-05364 MMM (SHx). The Complaint named Andrew Parnes, Standard Pacific’s Chief Financial Officer, as a defendant. On December 3, 2007, the Court appointed Pinellas Park Retirement System, Plumbers Local No. 98 Defined Benefit Pension Fund, and the City of Pontiac General Employees’ Retirement System as Lead Plaintiffs. On or about January 23, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint for Violations of Federal Securities Laws. The Consolidated Complaint names Andrew Parnes and Stephen Scarborough, Standard Pacific’s Chief Executive Officer, President and Chairman of the Board, as defendants. The Consolidated Complaint does not name the Company as a defendant. In the Consolidated Complaint, Plaintiffs seek to certify a class of all persons who purchased the publicly traded securities of Standard Pacific between October 27, 2005 and August 2, 2007. Plaintiffs allege that the price of Standard Pacific’s common stock was artificially inflated during this period because Mr. Parnes and Mr. Scarborough provided false and misleading earnings and sales guidance to the public that lacked a reasonable basis due to the adverse impact of rising interest rates, slowing housing markets and other macro-economic factors affecting Standard Pacific. Plaintiffs assert claims against Mr. Parnes and Mr. Scarborough for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and against Mr. Parnes for violation of Section 20A of the Securities Exchange Act of 1934. Mr. Scarborough and Mr. Parnes have filed a motion seeking dismissal of the case and a hearing is scheduled on May 19, 2008.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe these claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For a detailed description of those risk factors that are not updated below, please see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

We may be unable to obtain suitable bonding for the development of our communities.

We provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the recent deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements in order to maintain existing or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds our liquidity could be negatively impacted.

We may be unable to repay, renew or extend our outstanding debt instruments when they are due.

We have a significant amount of debt. Our revolving credit facility which, as of March 31, 2008, had borrowings outstanding of $90.0 million, matures in May 2011. In addition, we have an aggregate of approximately $1.6 billion in senior and senior subordinated notes and term loans that mature between 2008 and 2015. There can be no assurance that we will be able to repay these debt arrangements or extend or renew them on terms acceptable to us, or at all. If we are unable to repay, renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources and financial condition.

We have been unable to maintain compliance with the financial covenants contained in our debt instruments.

Our revolving credit facility, term loans and the indentures for our outstanding notes impose restrictions on our operations and activities, limit the amount we can borrow under the revolving credit facility and from other sources (including through unconsolidated joint ventures), and require us to comply with various financial covenants. The financial covenants contained in the indentures for our outstanding notes require that the Company either stay below a maximum leverage ratio or maintain a minimum interest coverage ratio in order to be permitted to incur additional indebtedness or to make restricted payments (which include payments to satisfy joint venture obligations). The financial covenants in our revolving credit facility and term loans, include a minimum net worth requirement, a leverage limitation, a maximum ratio of unsold land to net worth, a minimum interest coverage ratio and a borrowing base covenant.

Many of these financial ratios and limitations are being negatively impacted by current market conditions. As a result of deteriorating market conditions, we have incurred (including discontinued operations) pretax inventory, joint venture and goodwill impairments, land deposit and pre-acquisition cost write-offs totaling $1,655.6 million over the last two years. We may incur additional inventory impairments going forward until our markets stabilize. During such time, we also may have to write down goodwill recorded in connection with acquisitions, write down our investments in unconsolidated joint ventures, make unanticipated cash contributions to joint ventures, and write off option deposits and pre-acquisition costs, putting further pressure on our financial and other covenants.

We are currently out of compliance with the consolidated tangible net worth and leverage covenants contained in our revolving credit facility and term loans and are operating under a waiver which expires on May 14, 2008. We have reached a preliminary agreement to extend the waiver until August 14, 2008 and to expand the waiver’s scope. While we are in discussions with our bank group to amend our revolving credit facility and term loan financial covenants to provide us with greater flexibility, there can be no assurance that we will be successful in obtaining such an amendment or that we will be able to maintain compliance with the covenants if amended or the covenants contained in our public note indentures. If we are unable to comply with any one or more of these financial covenants, and are unable to obtain a waiver for the noncompliance, we could be precluded from incurring additional borrowings and our obligation to repay indebtedness outstanding under the facility, our term loans, and our public note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay.

In addition, as a result of our inability to satisfy either a leverage or interest coverage condition, the covenants contained in our public note indentures currently prohibit us from incurring additional indebtedness (other than specified categories of indebtedness) and making restricted payments, including payments to satisfy joint venture obligations (other than payments by unrestricted subsidiaries). While we currently believe that our sources of liquidity are sufficient to meet our corporate capital needs and that we will be able to satisfy our joint venture obligations utilizing funds from unrestricted subsidiaries for the foreseeable future, there can be no assurance that we will be able to regain our ability to satisfy either the leverage or interest coverage condition contained in the public note indentures. In such event, particularly if we need more corporate liquidity or are required to make greater joint venture contributions than anticipated we may have insufficient capital to operate our business or to make required joint venture contributions, which could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and remargin agreements. Our joint venture remargin obligations (which are a form of restricted payment) are cross-defaulted to our revolving credit facility to the extent the lenders in our joint ventures are also lenders under the revolving credit facility. This cross default provision would be waived for the period of the Proposed Waiver Extension if this extension is obtained.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.

Our operations, including our joint venture operations, require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or by borrowing more money, to fund our operations and inventory or repay our indebtedness, particularly in the event of a continued market downturn. Although we currently have availability under our revolving credit facility, this facility and our term loans contain a borrowing base provision and financial covenants that limit the amount we can borrow under the revolving credit facility or from other sources. Moreover, the indentures for our outstanding notes contain provisions that currently restrict both our ability to incur debt to specified categories of debt (including pursuant to a bank credit facility) and prohibit our ability to make restricted payments (including investments in joint ventures), other than through the use of funds held by unrestricted subsidiaries. The prohibition on our ability to make restricted payments, in addition to the other limitations contained in our revolving credit facility, term loans and the public note indentures regarding investments in joint ventures, limits our use of joint ventures as financing vehicles.

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or strength, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio, consolidated tangible net worth or borrowing base, could adversely affect our ability to obtain necessary funds, result in a credit ratings downgrade or change in outlook, or otherwise increase our cost of borrowing. During 2007 and early 2008, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition coupled with the wide-spread decline in the general homebuilding market. It is possible that additional downgrades could occur if our financial condition deteriorates further and/or the outlook for the homebuilding industry declines further.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. In addition, our certificate of incorporation also authorizes our board of directors to issue new series of common stock and preferred stock without stockholder approval. If any such series were created, depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights or the value of our common stock could be negatively affected. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings and adversely impact our financial position.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in numerous unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest. Our participation in these types of joint ventures has increased over time and will likely continue to represent a meaningful portion of our business. At March 31, 2008, we had invested an aggregate of $240.9 million in these joint ventures, which had borrowings outstanding of approximately $644.0 million, as compared to $294.0 million and $771.0 million, respectively, at December 31, 2007.

While these joint ventures provide us with a means of accessing larger land parcels and lot positions while managing our risk profile, they are subject to a number of risks including the following:

•

Restricted Payment Risk. Our public note indentures prohibit us from making restricted payments, including investments in joint ventures, when we are unable to satisfy either a leverage or interest coverage condition. As of March 31, 2008, we were unable to satisfy either of these conditions. As a result, we are currently unable to make payments to satisfy our joint venture obligations, other than through funds available from our unrestricted subsidiaries. While we believe based on assumptions regarding planned joint venture unwinds and joint venture maturity extension that such funds are sufficient to fund our currently anticipated joint venture obligations for the foreseeable future, there can be no assurance that these funds will be sufficient for this period, or that additional funds will come available for additional periods, in which case we will be unable to fund our joint venture obligations which could lead to, among other things, defaults under our joint venture operating agreements, loan agreements, and remargin agreements. In the case of a default under a remargin agreement, if the counterparty is a member of our bankgroup, our Revolving and Term Loan A credit facilities will be cross-defaulted.

•

Entitlement Risk. Certain of our joint ventures acquire parcels of unentitled raw land. If we are unable to timely obtain entitlements at a reasonable cost, project delay or even project termination may occur resulting in an impairment of the value of our investment.

•

Development Risk. The projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly-owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability of these ventures and our proportionate share of income.

•

Financing Risk. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. As the use of joint venture arrangements by us and our competitors increases and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing borrowings as such borrowings mature. As a result, we may be required to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender.

•

Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. In addition, we may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute.

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

During the three months ended March 31, 2008, we repurchased the following shares from executive officers to satisfy tax withholding obligations that arose upon the vesting of performance share awards and restricted stock (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)

January 1, 2008 to January 31, 2008	—	$—	—	$50,000
February 1, 2008 to February 29, 2008	44,726	3.91	—	50,000
March 1, 2008 to March 31, 2008	19,719	4.68	—	50,000

Total	64,445	$4.15	—

(1)	In July 2006, our Board of Directors authorized a $50 million stock repurchase plan, which replaced our previously authorized stock repurchase plan. The stock repurchase plan authorized by the Board of Directors has no stated expiration date. During the quarter ended March 31, 2008 and from April 1, 2008 through May 8, 2008, no shares were repurchased under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of the Registrant.

10.1	Retirement Agreement, dated as of March 20, 2008, by and between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2008.

10.2	2008 Executive Officer Bonus Compensation, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

Dated: May 9, 2008	By:	/s/ JEFFREY V. PETERSON
Jeffrey V. Peterson Chairman of the Board of Directors, Chief Executive Officer and President

Dated: May 9, 2008	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes Executive Vice President – Finance and Chief Financial Officer