Form 10-Q
period 2008-06-30
STANDARD PACIFIC CORP /DE/
filed 2008-08-08
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Registrant’s shares of common stock outstanding at August 5, 2008: 72,967,611

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$404,678	$553,572	$750,666	$1,188,407
Land sale revenues	5,956	107,344	8,211	123,599

Total revenues	410,634	660,916	758,877	1,312,006

Cost of home sales	(478,931)	(628,732)	(912,845)	(1,126,266)
Cost of land sales	(6,834)	(122,099)	(38,329)	(178,223)

Total cost of sales	(485,765)	(750,831)	(951,174)	(1,304,489)

Gross margin	(75,131)	(89,915)	(192,297)	7,517

Selling, general and administrative expenses	(79,135)	(91,100)	(158,579)	(185,149)
Loss from unconsolidated joint ventures	(17,817)	(41,441)	(38,385)	(80,590)
Other income (expense)	(13,098)	(21,265)	(12,543)	(18,003)

Homebuilding pretax loss	(185,181)	(243,721)	(401,804)	(276,225)

Financial Services:
Revenues	2,164	4,102	8,405	9,679
Expenses	(3,514)	(3,915)	(7,957)	(8,330)
Income from unconsolidated joint ventures	172	272	375	531
Other income	53	177	111	347

Financial services pretax income (loss)	(1,125)	636	934	2,227

Loss from continuing operations before income taxes	(186,306)	(243,085)	(400,870)	(273,998)
(Provision) benefit for income taxes	(61,186)	94,272	(61,870)	106,938

Loss from continuing operations	(247,492)	(148,813)	(462,740)	(167,060)
Loss from discontinued operations, net of income taxes	(745)	(17,106)	(1,936)	(39,650)

Net loss	$(248,237)	$(165,919)	$(464,676)	$(206,710)

Basic and Diluted Loss Per Share:
Continuing operations	$(3.81)	$(2.30)	$(7.13)	$(2.59)
Discontinued operations	(0.01)	(0.26)	(0.03)	(0.61)

Loss per share	$(3.82)	$(2.56)	$(7.16)	$(3.20)

Weighted Average Common Shares Outstanding:
Basic and diluted	64,984,596	64,752,132	64,933,641	64,649,621
Cash dividends per share	$—	$0.04	$—	$0.08

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$572,420	$219,141
Trade and other receivables	32,647	28,599
Inventories:
Owned	1,950,588	2,059,235
Not owned	82,130	109,757
Investments in and advances to unconsolidated joint ventures	139,189	293,967
Deferred income taxes	16,335	143,995
Goodwill and other intangibles	35,547	35,597
Other assets	114,240	300,135

	2,943,096	3,190,426

Financial Services:
Cash and equivalents	6,895	12,413
Mortgage loans held for sale	46,537	155,340
Mortgage loans held for investment	13,175	10,973
Other assets	6,350	11,847

	72,957	190,573

Assets of discontinued operations	5,434	19,727

Total Assets	$3,021,487	$3,400,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$66,051	$95,190
Accrued liabilities	230,540	280,513
Liabilities from inventories not owned	36,401	43,007
Revolving credit facility	55,000	90,000
Trust deed and other notes payable	76,975	34,714
Senior notes payable	1,315,446	1,400,344
Senior subordinated notes payable	148,678	249,350

	1,929,091	2,193,118

Financial Services:
Accounts payable and other liabilities	3,556	5,023
Mortgage credit facilities	47,774	164,172

	51,330	169,195

Liabilities of discontinued operations	2,117	5,221

Total Liabilities	1,982,538	2,367,534

Minority Interests	25,269	38,201
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 381,250 and 0 issued and outstanding at June 30, 2008 and December 31, 2007, respectively, liquidation preference of $1,000 per share	4	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 72,887,963 and 72,689,595 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	729	727
Additional paid-in capital	821,070	340,067
Retained earnings	202,204	666,880
Accumulated other comprehensive loss, net of tax	(10,327)	(12,683)

Total Stockholders’ Equity	1,013,680	994,991

Total Liabilities and Stockholders’ Equity	$3,021,487	$3,400,726

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(462,740)	$(167,060)
Income (loss) from discontinued operations, net of income taxes	(1,936)	(39,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	38,010	80,182
Cash distributions of income from unconsolidated joint ventures	542	10,103
Depreciation and amortization	3,674	3,915
(Gain) loss on early extinguishment of debt	8,019	—
Amortization of stock-based compensation	5,158	6,634
Excess tax benefits from share-based payment arrangements	—	(1,470)
Deferred income taxes	(86,957)	(100,060)
Inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	307,174	314,109
Noncash goodwill impairment charges	—	29,380
Deferred tax asset valuation allowance	214,617	—
Changes in cash and equivalents due to:
Trade and other receivables	(3,973)	39,880
Mortgage loans held for sale	108,803	171,571
Inventories - owned	(87,213)	98,867
Inventories - not owned	26	4,921
Other assets	187,081	(44,027)
Accounts payable	(31,397)	(30,376)
Accrued liabilities	(32,858)	(54,716)

Net cash provided by (used in) operating activities	166,030	322,203

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(321)	(2,183)
Investments in and advances to unconsolidated homebuilding joint ventures	(61,943)	(156,623)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	92,215	40,418
Mortgage loans held for investment	(2,202)	—
Net additions to property and equipment	(218)	(1,250)

Net cash provided by (used in) investing activities	27,531	(119,638)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(35,000)	(33,000)
Principal payments on trust deed and other notes payable	(6,319)	(2,516)
Principal payments on senior notes payable	(56,375)	—
Net proceeds from (payments on) mortgage credit facilities	(116,398)	(174,111)
Excess tax benefits from share-based payment arrangements	—	1,527
Dividends paid	—	(5,180)
Repurchases of common stock	(268)	(2,901)
Net proceeds from the issuance of preferred stock	368,560	—
Proceeds from the exercise of stock options	—	3,851

Net cash provided by (used in) financing activities	154,200	(212,330)

Net increase (decrease) in cash and equivalents	347,761	(9,765)
Cash and equivalents at beginning of period	231,561	32,103

Cash and equivalents at end of period	$579,322	$22,338

Cash and equivalents - continuing operations	$579,315	$22,327
Cash and equivalents - discontinued operations	7	11

Cash and equivalents at end of period	$579,322	$22,338

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2008 and the results of operations and cash flows for the periods presented.

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

2.	Equity Transaction

On May 26, 2008, we entered into an Investment Agreement (the “Investment Agreement”) with MP CA Homes (“MatlinPatterson”), an affiliate of MatlinPatterson Global Advisers LLC, whereby MatlinPatterson committed to, among other things, invest, in the aggregate, over $530 million in equity in the Company which is scheduled to occur in two closings. On June 27, 2008, we consummated the first closing pursuant to the Investment Agreement (the “First Closing”), which consisted of the following:

•

We issued 381,250 shares of a new series of senior convertible preferred stock (“Senior Preferred Stock”) to MatlinPatterson for $381.3 million in cash. The shares of Senior Preferred Stock will automatically convert into shares of Series B junior participating convertible preferred stock (the “Series B Preferred Stock”) if stockholder approval of such conversion is obtained. Assuming stockholder approval is obtained at our special meeting of the stockholders, scheduled for August 18, 2008 (“Stockholder Approval”), the shares of the Series B Preferred Stock will be convertible into 125 million shares of our common stock; and

•

MatlinPatterson also exchanged $128.5 million of our senior and senior subordinated notes for a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), or Series B Preferred Stock if stockholder approval is obtained. Upon stockholder approval, the shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock.

Pursuant to the Investment Agreement and following the First Closing, we commenced a rights offering (“Rights Offering”) pursuant to which each holder of our common stock as of the record date of July 28, 2008 was issued a right (“Right”) to purchase up to such holder’s pro rata share of approximately 50 million shares of our common stock at a per share price of $3.05 (equivalent to 0.68523554 shares of common stock for each Right). Subject to certain conditions, the Investment Agreement requires MatlinPatterson to purchase from us (in the form of preferred stock), any common stock not purchased by our stockholders in the rights offering. The purchase by MatlinPatterson of any such remaining shares will be consummated in a separate closing following the Rights Offering.

3.	Segment Reporting

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

Our mortgage financing operations provide mortgage financing to our homebuyers in substantially all of the markets in which we operate. Our title service operations provide title examinations for our homebuyers in Texas. Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under “Financial Services.”

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Homebuilding revenues:
California	$211,541	$293,363	$373,491	$577,473
Southwest (1)	115,595	214,553	225,491	440,659
Southeast	83,498	153,000	159,895	293,874

Total homebuilding revenues	$410,634	$660,916	$758,877	$1,312,006

Homebuilding pretax loss:
California	$(85,475)	$(171,510)	$(262,660)	$(195,795)
Southwest (1)	(52,219)	(46,422)	(63,072)	(45,791)
Southeast	(33,540)	(24,689)	(52,512)	(31,444)
Corporate	(13,947)	(1,100)	(23,560)	(3,195)

Total homebuilding pretax loss	$(185,181)	$(243,721)	$(401,804)	$(276,225)

Homebuilding loss from unconsolidated joint ventures:
California	$(17,123)	$(41,357)	$(35,379)	$(80,727)
Southwest (1)	(694)	69	(680)	168
Southeast	—	(153)	(2,326)	(31)

Total homebuilding loss from unconsolidated joint ventures	$(17,817)	$(41,441)	$(38,385)	$(80,590)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

Homebuilding pretax loss includes the following pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended June 30, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$124	$2,899	$2,902	$5,925
Inventory impairments	54,170	47,090	27,699	128,959
Joint venture impairments	14,301	—	—	14,301

Total impairments	$68,595	$49,989	$30,601	$149,185

	Three Months Ended June 30, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off (recovery) of deposits and capitalized preacquisition costs	$(129)	$4,999	$381	$5,251
Inventory impairments	134,493	56,906	17,124	208,523
Joint venture impairments	48,132	—	—	48,132
Goodwill impairments	—	—	17,950	17,950

Total impairments	$182,496	$61,905	$35,455	$279,856

	Six Months Ended June 30, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$2,345	$2,899	$2,966	$8,210
Inventory impairments	198,196	58,545	42,223	298,964
Joint venture impairments	33,402	—	954	34,356

Total impairments	$233,943	$61,444	$46,143	$341,530

	Six Months Ended June 30, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off (recovery) of deposits and capitalized preacquisition costs	$(1,145)	$5,001	$385	$4,241
Inventory impairments	143,106	77,260	40,828	261,194
Joint venture impairments	92,204	—	—	92,204
Goodwill impairments	—	—	17,950	17,950

Total impairments	$234,165	$82,261	$59,163	$375,589

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Homebuilding assets:
California	$1,242,699	$1,375,363
Southwest (1)	534,300	622,584
Southeast	473,645	543,910
Corporate	692,452	648,569

Total homebuilding assets	$2,943,096	$3,190,426

Homebuilding investments in and advances to unconsolidated joint ventures:
California	$83,794	$220,608
Southwest (1)	54,927	69,462
Southeast	468	3,897

Total homebuilding investments in and advances to unconsolidated joint ventures	$139,189	$293,967

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

4.	Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”). SFAS 128 requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Our Senior Preferred Stock is classified as a participating security in accordance with SFAS 128 and EITF No. 03-6, which requires that the net income per share for each class of stock (common stock and participating preferred stock) be calculated assuming 100% of our net income is distributed as dividends to each class of stock based on their contractual rights. With respect to our Senior Preferred Stock, to the extent we have undistributed earnings in any calendar quarter, we will follow the two-class method of computing basic earnings per share, however, in accordance with EITF No. 03-6, we do not allocate losses to our Senior Preferred Stock as the holders of these securities do not have any contractual obligation to share in losses. Upon Stockholder Approval, the outstanding shares of Senior Preferred Stock will automatically be converted to Series B Preferred Stock, which is convertible into common stock at the holder’s option (subject to a voting control limitation). The Series B Preferred Stock will be classified as a convertible participating security in accordance with EITF 03-6 and will share in both income and losses for basic earnings per share purposes based on the contractual rights and obligations of this participating security.

For purposes of determining diluted earnings per share, basic earnings per share is further adjusted to include the effect of the potential dilutive shares outstanding, including convertible participating securities using the if converted method. Warrants to purchase shares of convertible participating securities, stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units are included for purposes of computing diluted earnings per share using the treasury stock method. For the three and six months ended June 30, 2008 and 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.

5.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net loss	$(248,237)	$(165,919)	$(464,676)	$(206,710)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	9,855	5,074	2,356	3,846

Comprehensive loss	$(238,382)	$(160,845)	$(462,320)	$(202,864)

6.	Stock-Based Compensation

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

The Company has share-based awards outstanding under five different plans, pursuant to which we have granted stock options, performance share awards, and restricted stock grants to key officers, employees, and directors. The exercise price of stock option awards may not be less than the market value of our common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. Performance share awards, which have been granted to certain executives, can result in the issuance of up to a specified number of restricted shares of our common stock (“Shares”) contingent upon the degree to which we achieve a single or series of pre-established financial and operating targets during the applicable fiscal year period, subject to downward adjustment based upon the subjective evaluation of the Compensation Committee of our Board of Directors of management’s effectiveness during such period. If issued, one-third of the Shares vest on each of the first three anniversaries of the grant date of the original performance share award provided that the executive remains an employee through the applicable vesting date. Restricted stock typically vests over a one to three year period. Since the beginning of 2008, as part of the Board’s compensation, directors are granted quarterly installments of unrestricted shares. Unrestricted shares are priced at the closing price of the Company’s common stock at the respective quarter end.

During the six months ended June 30, 2008, we granted 860,000 stock options, issued 87,780 shares of unrestricted stock, and granted performance share awards, net of cancellations, pursuant to which up to 190,000 shares may be issued.

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Stock options	$261	$1,850	$2,545	$3,162
Performance share awards	358	1,373	1,715	2,694
Restricted and unrestricted stock grants	383	407	898	778

Total	$1,002	$3,630	$5,158	$6,634

During the six months ended June 30, 2008, in connection with the retirement of the Company’s former Chairman of the Board, Chief Executive Officer and President, we incurred additional stock-based compensation expense of $1.4 million, of which approximately $1.2 million related to the modification of certain stock option awards and approximately $150,000 related to the modification of a performance share award.

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of June 30, 2008		As of December 31, 2007
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)
Unvested stock options	$2,745	0.1 years	$3,855	1.8 years
Nonvested performance share awards	1,871	0.1 years	3,384	1.8 years
Nonvested restricted stock grants	294	0.1 years	842	0.9 years

Total unrecognized compensation expense	$4,910	0.1 years	$8,081	1.7 years

We have determined that the change of control provision of our stock option, performance share and restricted stock agreements will be triggered if Stockholder Approval to convert the outstanding Senior Preferred Stock to Series B Convertible Preferred Stock is obtained. As a result, we have adjusted the requisite service period in accordance with SFAS 123R and have accelerated approximately $301,000 of compensation expense related to all outstanding options, performance share awards, and restricted stock grants in accordance with SFAS 123R during the three months ended June 30, 2008. The remaining $4.9 million of unrecognized compensation expense will be amortized over the adjusted estimated requisite service period which is expected to be through August 18, 2008.

7.	Variable Interest Entities

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

8.	Inventories

Inventories consisted of the following at:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Inventories owned:
Land and land under development	$1,150,934	$1,162,651
Homes completed and under construction	640,817	711,848
Model homes	158,837	184,736

Total inventories owned	$1,950,588	$2,059,235

Inventories not owned:
Land purchase and lot option deposits	$20,453	$28,542
Variable interest entities, net of deposits	28,776	49,640
Other lot option contracts, net of deposits	32,901	31,575

Total inventories not owned	$82,130	$109,757

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

At June 30, 2008 and December 31, 2007, we consolidated 4 and 7 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $3.2 million and $8.1 million as of June 30, 2008 and December 31, 2007, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007 were inventories not owned related to these VIEs of approximately $31.5 million and $56.8 million (which includes $2.7 million and $7.1 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $3.5 million and $11.4 million, and minority interests of approximately $25.3 million and $38.2 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of the project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three months ended June 30, 2008 and 2007 were generally in the 8% to 12% range, with discount rates generally in the 15% to 20% range. The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$127,386	$190,363	$268,046	$202,317
Land held for sale or sold	1,573	18,160	30,918	58,877

Total inventory impairments	$128,959	$208,523	$298,964	$261,194

Remaining carrying value of inventory impaired at period end	$197,865	$336,409	$518,723	$416,565

Number of projects impaired during the period	39	42	72	55

Total number of projects included in inventories-owned and reviewed for impairment during the period	302	373

These charges were included in cost of sales in the accompanying condensed consolidated statements of operations (see Note 3 for a breakout of impairment charges by segment). The impairment charges recorded during the periods noted above resulted from lower home prices, which were driven by increased incentives, discounts and price reductions to address weaker demand and homebuyer confidence, resulting from decreased affordability, more limited availability of mortgage credit, and an increased number of communities and completed and existing homes available for sale in the marketplace. These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices. Until market conditions stabilize, we may incur additional impairments in the future.

9.	Capitalization of Interest

The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures, and amortized to cost of sales and loss from unconsolidated joint ventures (including discontinued operations), for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of period	$154,001	$152,454	$137,418	$139,470
Homebuilding interest incurred and capitalized	42,411	31,501	72,817	66,697
Amortization of previously capitalized homebuilding interest	(21,960)	(28,588)	(35,783)	(50,800)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of period	$174,452	$155,367	$174,452	$155,367

10.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

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

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash	$51,160	$60,771
Inventories	1,079,342	1,640,601
Other assets	31,528	30,507

Total assets	$1,162,030	$1,731,879

Liabilities and Equity:
Accounts payable and accrued liabilities	$166,452	$176,634
Construction loans and trust deed notes payable	507,334	770,969
Equity	488,244	784,276

Total liabilities and equity	$1,162,030	$1,731,879

Our share of equity shown above was approximately $125.9 million and $230.2 million at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, we had reimbursements from joint ventures outstanding of approximately $3.9 million and $7.5 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. Additionally, as of June 30, 2008 and December 31, 2007, we had approximately $9.4 million and $11.3 million, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues	$28,699	$79,177	$80,433	$187,597
Cost of sales and expenses	(64,795)	(148,442)	(132,134)	(276,979)

Net loss	$(36,096)	$(69,265)	$(51,701)	$(89,382)

Loss from unconsolidated joint ventures as presented in the accompanying condensed consolidated statements of operations reflects our proportionate share of the loss of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The following table summarizes joint venture inventory impairments from continuing operations recorded during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$11,273	$32,041	$29,025	$55,082
Land development joint ventures	3,028	16,091	5,331	37,122

Total joint venture impairments	$14,301	$48,132	$34,356	$92,204

Number of projects impaired during the period	8	10	14	15

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period (1)	19	69

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

These charges were included in loss from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended June 30, 2008, and 2007, we recognized management fees of approximately $414,000 and $2.1 million, respectively, and during the six months ended June 30, 2008 and 2007 we recognized management fees of approximately $1.1 million and $4.0 million, respectively. These management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of June 30, 2008 and 2007, we had approximately $818,000 and $1.5 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

11.	Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed was capitalized as goodwill in the accompanying condensed consolidated balance sheets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead be assessed for impairment at least annually, or more frequently if certain impairment indicators are present. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit. During the three months ended June 30, 2007, we determined that the deteriorating housing market conditions in the Jacksonville market were indicators of impairment. As a result of the changes in the market outlook and our near-term and long-term forecasts and expected returns, we recorded non-cash pretax goodwill impairment charges totaling $18.0 million to write-off the remaining goodwill balance for our Jacksonville division as the estimated fair value of the reporting unit was less than its carrying value. These charges were included in other income (expense) in the accompanying condensed consolidated financial statements.

12.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Income tax receivables	$66,752	$240,719
Deferred compensation assets	10,248	17,693
Property and equipment, net	12,771	15,379
Deferred debt issuance costs	14,395	16,149
Prepaid insurance	5,498	5,390
Other assets	4,576	4,805

Total homebuilding other assets	$114,240	$300,135

13.	Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period in which the related homebuilding revenues are recognized. Amounts accrued are based upon historical experience rates. Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. Our warranty accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our warranty accrual from continuing operations are set forth in the table below:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Warranty accrual, beginning of the period	$30,790	$32,384
Warranty costs accrued and other adjustments during the period	4,489	5,915
Warranty costs paid during the period	(4,270)	(6,665)

Warranty accrual, end of the period	$31,009	$31,634

14.	Revolving Credit Facility and Term Loans

On June 27, 2008, we amended our revolving credit facility, our Term Loan A and our Term Loan B (collectively, the “Credit Facilities”) to, among other things, (i) reduce the total commitment under the revolving credit facility from $500 million to $395 million, (ii) pay down the unsecured borrowings under the revolver from $90 million to $55 million and the unsecured Term Loan A balance from $100 million to $65 million, (iii) reduce the letter of credit sublimit under the revolver from $450 million to $100 million, (iv) agree to make quarterly principal amortization payments under the Term Loan A and the revolver, of $2.5 million each (subject to increase to $5.0 million upon any future entry by the Company or its subsidiaries into certain types of credit facilities), and (v) agree to secure future revolver borrowings and letters of credit (other than certain existing borrowings and letters of credit) with certain specified types of collateral (including model homes and other real property assets to be determined) based on specified loan-to-value ratios.

In connection with the amendments to the Credit Facilities, the financial covenants contained in such facilities were modified to eliminate covenants relating to consolidated tangible net worth, leverage, unsold land and minimum interest coverage. The borrowing base covenant and limitations on joint venture investments were also eliminated. The amended Credit Facilities contain a new liquidity test requiring us to maintain either a minimum ratio of cash flow from operations to consolidated home building interest incurred or a minimum cash interest reserve and also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends and the incurrence and early repayment of debt. The financial covenants, including elimination of the borrowing base, and certain other provisions of our $225 million Term Loan B were automatically amended to match those of the revolver and Term Loan A as of the effective time of the amendments of the Credit Facilities. Also, in connection with the amendments to the Credit Facilities, certain waivers previously granted under the facilities were permanently extended.

15.	Trust Deed and Other Notes Payable

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At June 30, 2008, we had approximately $77.0 million outstanding in trust deed and other notes payable, including $43.8 million in secured debt that was assumed in connection with unwinding one joint venture during the 2008 second quarter and $4.4 million related to CDD bonds.

16.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
6 1/2% Senior Notes due 2008	$103,500	$126,000
5 1/8% Senior Notes due 2009	124,550	150,000
6 1/2% Senior Notes due 2010	173,000	175,000
6 7/8% Senior Notes due 2011	175,000	175,000
7 3/4% Senior Notes due 2013, net	124,396	124,344
6 1/4% Senior Notes due 2014	150,000	150,000
7% Senior Notes due 2015	175,000	175,000
Term Loan A	65,000	100,000
Term Loan B	225,000	225,000

	$1,315,446	$1,400,344

Senior subordinated notes payable consisted of the following at:
	June 30, 2008	December 31, 2007
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due 2012	$78,450	$100,000
9 1/4% Senior Subordinated Notes due 2012, net	70,228	149,350

	$148,678	$249,350

On May 22, 2008, we obtained the written consent of a majority of the holders of our 9 1/4% Senior Subordinated Notes due 2012 to modify certain provisions to be consistent with the analogous, less restrictive provisions applicable to the Company’s 7 3/4% Senior Notes due 2013. Among other things, the definitions of consolidated tangible net worth and restricted investment, as well as the limitation on restricted payments, were amended.

During the six months ended June 30, 2008, in connection with the First Closing, MatlinPatterson exchanged approximately $128.5 million principal amount of outstanding senior and senior subordinated notes for the Warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share, or, if the Stockholder Approval is received, shares of Series B Preferred

Stock, which will be convertible into 89.4 million shares of common stock. In connection with this exchange, we recognized a $9.1 million loss on early extinguishment of debt, which is included in other income (expense) in the accompanying condensed consolidated financial statements. See Note 17 for further discussion of the Warrant.

During the six months ended June 30, 2008, we repurchased and simultaneously retired approximately $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. As the notes were purchased at a discount to their par value, we recognized a $1.1 million gain from the early extinguishment of debt, which is included in other income (expense) in the accompanying condensed consolidated financial statements.

We were in compliance with all covenants under our senior and senior subordinated public notes as of June 30, 2008.

17.	Stockholders’ Equity

a. Senior Preferred Stock

The Senior Preferred Stock issued pursuant to the Investment Agreement is our highest ranking equity security and has a liquidation preference over our common stock and other junior stock equal to the greater of: (i) $1,000 per share plus any accrued dividends, and (ii) the amount payable if the Senior Preferred Stock had been converted into Series B Preferred Stock and then converted into common stock immediately prior to the liquidating distribution. The Senior Preferred Stock votes on an as-converted basis with our common stock, subject to a cap on voting power equal to 19.99% of the outstanding common stock. If the Stockholder Approval of the conversion of the Senior Preferred Stock into Series B Preferred Stock is not obtained on or prior to September 15, 2008, then dividends on the Senior Preferred Stock will commence accruing at 17% of the liquidation preference (accreting as a liquidation preference) for the first six months, increasing by 0.5% every six months thereafter until conversion into Series B Preferred Stock is approved by the Company’s stockholders, with such annualized accretion capped at 20%.

b. Series B Preferred Stock

Upon receipt of stockholder approval, the outstanding shares of Senior Preferred Stock will automatically convert into the Series B Preferred Stock, initially at a one-for-one basis. The number of shares of common stock into which the Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05 on the date of the Investment Agreement), subject to customary anti-dilution adjustments, plus cash in lieu of fractional shares. The Series B Preferred Stock ranks pari passu with the common stock and junior to all of our other equity securities and participates with, but has no liquidation preference over, our common stock in a liquidation. The Series B Preferred Stock will be convertible at the holder’s option into shares of common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%, and mandatorily converts into common stock upon the sale, transfer or other disposition of Series B Preferred Stock by MatlinPatterson or its affiliates. The Series B Preferred Stock will vote together with the common stock on all matters upon which holders of the common stock are entitled to vote. Shares of Series B Preferred Stock will be entitled to receive only those dividends declared and paid on the common stock.

c. Warrant

On June 27, 2008, and in connection with the First Closing, MatlinPatterson exchanged approximately $128.5 million principal amount of outstanding senior and senior subordinated notes for the Warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share, or, if stockholder approval is received, shares of Series B Preferred Stock, which are initially convertible into 89.4 million shares of common stock. The Warrant contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for twenty out of thirty consecutive trading days: $7.50, $9.00, and $10.50, respectively. We established the fair value of the Warrant using a Monte Carlo simulation resulting in an aggregate fair value of $138.7 million.

18.	Derivative Instruments and Hedging Activities

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

In September 2007, in connection with our 6% Convertible Senior Subordinated Notes offering, we entered into a convertible note hedge transaction that is intended to reduce the potential dilution to the holders of our common stock upon conversion of the convertible notes. The convertible note hedge will expire upon the earlier of (i) the last day on which any of the convertible notes remain outstanding and (ii) the second scheduled trading day immediately preceding the maturity date. The convertible note hedge is not considered a derivative liability under SFAS 133.

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded approximately $1.2 million and $158,000 of income during the three and six months ended June 30, 2008, respectively, to other income (expense). During the six months ended June 30, 2008, we repaid $35 million of our Term Loan A which resulted in the related interest rate swap being ineffective, and as a result, we recorded $1.6 million of expense during the three and six months ended June 30, 2008, which had previously been included in other comprehensive income or loss. In addition, further other comprehensive income or loss may be reclassified into other expense as quarterly amortization payments are made on the Term Loan A in accordance with the amended Credit Facilities. The residual ineffective portion of the swap will be amortized over the remaining term of the loan.

The estimated fair value of the swaps at June 30, 2008 and 2007 represented liabilities of $19.8 million and $2.0 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended June 30, 2008 and 2007, we recorded after-tax other comprehensive gains of $9.9 million and $5.1 million, respectively, and for the six months ended June 30, 2008 and 2007, we recorded after-tax other comprehensive gains of $2.4 million and $3.8 million, respectively, related to the swap agreements.

We also enter into fair value hedges for certain of our mortgage banking activities, as discussed in Note 20.

19.	Mortgage Credit Facilities

Our mortgage financing subsidiary utilized five mortgage credit facilities to fund its operations during the six months ended June 30, 2008. The first facility, which matured on February 14, 2008, and the second facility, which matured on May 1, 2008, were not renewed. On May 30, 2008, we entered into a new $20 million interim uncommitted warehouse facility, which was subsequently increased to $40 million in June 2008, and is scheduled to mature on August 29, 2008. On June 26, 2008, we entered two additional uncommitted mortgage credit facilities with an aggregate borrowing capacity totaling $80 million and a maturity date of June 26, 2009. Each of the facilities is uncommitted (meaning that the lender has discretion to refuse to fund requests) and requires Standard Pacific Mortgage to maintain cash collateral accounts aggregating $4.3 million and to notify the lenders prior to entering into any new mortgage credit facilities. At June 30, 2008, we had approximately $47.8 million advanced under these mortgage credit facilities and as of and for the three and six months ended June 30, 2008, we were in compliance with the financial and other covenants contained in these facilities.

20.	Disclosures about Fair Value of Financial Instruments

Effective January 1, 2008, we implemented the requirements of Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities and is in the process of evaluating the impact, if any, that the application of SFAS 157 to its non-financial assets will have on the Company’s consolidated results of operations or financial position. SFAS 157 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, SFAS 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1 – quoted prices for identical assets or liabilities in active markets;

•

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with SFAS 157 for the six months ended June 30, 2008:

		Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$46,537	$ —	$ 46,537	$ —
Liabilities:
Interest rate swap	$19,750	$ —	$ 19,750	$ —

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

21.	Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write off should we not purchase the land. At June 30, 2008, we had cash deposits and letters of credit outstanding of approximately $26.7 million and capitalized preacquisition and other development and construction costs of approximately $11.9 million relating to land purchase and option contracts having a total remaining purchase price of approximately $273.1 million. Approximately $61.7 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

For the three months ended June 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $5.9 million and $5.3 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the six months ended June 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $8.2 million and $4.2 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our revolving credit facility and other corporate financing sources. While over the long term we plan to continue using these types of arrangements to finance the development of properties from time to time, we have significantly reduced our participation in joint ventures and the use of this type of financing during the current downturn. At June 30, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $507.3 million and equity that totaled $488.2 million compared to $771.0 million in joint venture indebtedness and $784.3 million in equity as of December 31, 2007.

While we are generally not required to record our unconsolidated joint venture borrowings on our consolidated balance sheets in accordance with U.S. generally accepted accounting principles, our potential future obligations to our joint venture partners and joint venture lenders include:

•	capital calls related to credit enhancements

•	planned and unplanned capital contributions

•	capital calls related to surety indemnities

•	buy-sell obligations

•	land development and construction completion obligations

•	land takedown obligations

•	capital calls related to environmental indemnities

•	joint venture exit costs, including loan payoffs

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At June 30, 2008, approximately $275.2 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $27.8 million we would be solely responsible for and $247.4 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document).

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

Land Takedown Obligations. Our land development joint ventures in some cases require us to purchase lots from the venture at pre-agreed to times and prices. As market conditions deteriorate, the required purchase terms of these lots may become uneconomic.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At June 30, 2008, our joint ventures had approximately $69.6 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

c. Surety Bonds

We issue surety bonds to third parties in the normal course of business to ensure completion of the infrastructure of our projects. At June 30, 2008, we had approximately $323.3 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) of which $182.0 million represents our estimated cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $40.0 million at June 30, 2008 and carried a weighted average interest rate of approximately 6.1%. Interest rate risks related to these obligations are generally mitigated by Standard Pacific Mortgage preselling the loans to third party investors or through its interest rate hedging program. As of June 30, 2008, Standard Pacific Mortgage had approximately $70.9 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities. In addition, as of June 30, 2008, Standard Pacific Mortgage held approximately $16.3 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

22.	Income Taxes

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carryback net operating losses to tax years where we have previously paid income taxes based on applicable federal law; and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

We generated significant deferred tax assets in 2006, 2007 and the first six months of 2008 largely due to inventory, joint venture and goodwill impairments we incurred during those periods. As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length and the fact that we were in a cumulative loss position as described in SFAS 109 as of June 30, 2008, we recorded a noncash valuation allowance of $214.6 million against the net deferred tax assets created during the first six months of 2008 resulting in a total valuation allowance of $395.1 million at June 30, 2008. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us in the near-term would increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in SFAS 109.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. As such, the current valuation allowance of $214.6 million recorded during the six months ended June 30, 2008 against our deferred tax asset includes a $60.6 million charge related to potential Section 382 limitations. We are in the process of evaluating these potential carryback limitations, including potentially requesting a private ruling from the IRS to clarify the application of these rules to our specific facts, and to the extent we receive a successful outcome to such request, we may be able to reverse a portion of the current valuation allowance in a subsequent period.

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

As of June 30, 2008, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2003 through 2007. There were no significant changes in the accrued liability related to uncertain tax positions during the six months ended June 30, 2008, nor do we anticipate significant changes during the next 12-month period.

23.	Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. We are actively marketing the remaining assets of these divisions for sale and it is our intention to have fully exited these markets before the end of 2008. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with SFAS No. 144. In addition, assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and all prior periods have been reclassified to conform with current year presentation.

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Home sale revenues	$8,982	$29,549	$23,230	$68,370
Land sale revenues	—	4,369	694	12,793

Total revenues	8,982	33,918	23,924	81,163

Cost of home sales	(7,628)	(36,085)	(19,511)	(95,063)
Cost of land sales	—	(7,135)	(751)	(22,747)

Total cost of sales	(7,628)	(43,220)	(20,262)	(117,810)

Gross margin	1,354	(9,302)	3,662	(36,647)

Selling, general and administrative expenses	(2,498)	(5,931)	(6,680)	(12,756)
Loss from unconsolidated joint ventures	—	(17)	—	(125)
Other income (expense)	(18)	(11,340)	(19)	(11,759)

Pretax loss	(1,162)	(26,590)	(3,037)	(61,287)

(Provision) benefit for income taxes	417	9,484	1,101	21,637

Net loss from discontinued operations	$(745)	$(17,106)	$(1,936)	$(39,650)

During the three and six months ended June 30, 2007, we recorded the following pretax inventory impairment charges, land deposit write-offs and goodwill impairment charges related to our discontinued operations:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$—	$524
Inventory impairments	14,717	48,150
Goodwill impairments	11,430	11,430

Total impairments	$26,147	$60,104

We did not record any impairments related to our discontinued operations during the three or six months ended June 30, 2008.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions discontinued operations and the Company:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and equivalents	$7	$7
Trade and other receivables	1,884	1,959
Inventories-owned	2,751	16,542
Other assets	792	1,219

Total Assets	$5,434	$19,727

Liabilities
Accounts payable	$1,046	$3,305
Accrued liabilities	1,071	1,916

Total Liabilities	$2,117	$5,221

24.	Recent Accounting Pronouncements

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

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). This FSP would require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. Early adoption is not permitted and retroactive application is required for all periods presented. FSP 14-1 is effective for our fiscal year beginning January 1, 2009. Upon adoption on January 1, 2009, approximately $25 million of our Senior Subordinated Convertible Notes due in 2012 will be classified in stockholders’ equity, and the remaining principal amount of the notes will be accreted to its redemption value, approximately $78.5 million, through interest expense over the remaining term of these notes.

25.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$88,389	$71,087
Income taxes	$335	$13,875
Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$36,696	$45,711
Increase in inventory in connection with purchase or consolidation of joint ventures	$51,731	$54,372
Senior and senior subordinated notes exchanged for the issuance of the Warrant	$128,496	$—
Increase in trust deed notes payable in connection with purchase or consolidation of joint ventures	$47,663	$51,479
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$—	$14,079
Changes in inventories not owned	$19,538	$20,163
Changes in liabilities from inventories not owned	$6,606	$8,441
Changes in minority interests	$12,932	$11,722

26.	Supplemental Guarantor Information

Other than our financial services subsidiary, title services subsidiary, and certain other subsidiaries (collectively, “Non-Guarantor Subsidiaries”), our 100% owned direct and indirect subsidiaries (“Guarantor Subsidiaries”) guarantee our outstanding senior and senior subordinated public notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$195,950	$203,521	$11,163	$—	$410,634
Cost of sales	(221,765)	(254,670)	(9,330)	—	(485,765)

Gross margin	(25,815)	(51,149)	1,833	—	(75,131)

Selling, general and administrative expenses	(44,423)	(33,799)	(913)	—	(79,135)
Loss from unconsolidated joint ventures	(16,641)	(1,147)	(29)	—	(17,817)
Equity income (loss) of subsidiaries	(59,771)	—	—	59,771	—
Other income (expense)	(8,381)	(4,979)	262	—	(13,098)

Homebuilding pretax income (loss)	(155,031)	(91,074)	1,153	59,771	(185,181)

Financial Services:
Financial services pretax income (loss)	(62)	226	(1,289)	—	(1,125)

Income (loss) from continuing operations before income taxes	(155,093)	(90,848)	(136)	59,771	(186,306)
(Provision) benefit for income taxes	(93,144)	31,076	882	—	(61,186)

Income (loss) from continuing operations	(248,237)	(59,772)	746	59,771	(247,492)
Loss from discontinued operations, net of income taxes	—	(745)	—	—	(745)

Net income (loss)	$(248,237)	$(60,517)	$746	$59,771	$(248,237)

	Three Months Ended June 30, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$287,379	$373,537	$—	$—	$660,916
Cost of sales	(379,906)	(370,925)	—	—	(750,831)

Gross margin	(92,527)	2,612	—	—	(89,915)

Selling, general and administrative expenses	(41,948)	(49,152)	—	—	(91,100)
Income (loss) from unconsolidated joint ventures	(44,811)	3,370	—	—	(41,441)
Equity income (loss) of subsidiaries	(58,493)	—	—	58,493	—
Other income (expense)	245	(21,510)	—	—	(21,265)

Homebuilding pretax income (loss)	(237,534)	(64,680)	—	58,493	(243,721)

Financial Services:
Financial services pretax income (loss)	(230)	449	417	—	636

Income (loss) from continuing operations before income taxes	(237,764)	(64,231)	417	58,493	(243,085)
(Provision) benefit for income taxes	71,845	22,504	(77)	—	94,272

Income (loss) from continuing operations	(165,919)	(41,727)	340	58,493	(148,813)
Loss from discontinued operations, net of income taxes	—	(17,106)	—	—	(17,106)

Net income (loss)	$(165,919)	$(58,833)	$340	$58,493	$(165,919)

26.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$347,636	$392,620	$18,621	$—	$758,877
Cost of sales	(481,638)	(453,114)	(16,422)	—	(951,174)

Gross margin	(134,002)	(60,494)	2,199	—	(192,297)

Selling, general and administrative expenses	(89,081)	(68,108)	(1,390)	—	(158,579)
Loss from unconsolidated joint ventures	(34,447)	(3,909)	(29)	—	(38,385)
Equity income (loss) of subsidiaries	(93,612)	—	—	93,612	—
Other income (expense)	(9,579)	(3,238)	274	—	(12,543)

Homebuilding pretax income (loss)	(360,721)	(135,749)	1,054	93,612	(401,804)

Financial Services:
Financial services pretax income (loss)	(153)	487	600	—	934

Income (loss) from continuing operations before income taxes	(360,874)	(135,262)	1,654	93,612	(400,870)
(Provision) benefit for income taxes	(103,802)	41,977	(45)	—	(61,870)

Income (loss) from continuing operations	(464,676)	(93,285)	1,609	93,612	(462,740)
Loss from discontinued operations, net of income taxes	—	(1,936)	—	—	(1,936)

Net income (loss)	$(464,676)	$(95,221)	$1,609	$93,612	$(464,676)

	Six Months Ended June 30, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$571,489	$740,517	$—	$—	$1,312,006
Cost of sales	(602,874)	(701,615)	—	—	(1,304,489)

Gross margin	(31,385)	38,902	—	—	7,517

Selling, general and administrative expenses	(85,334)	(99,815)	—	—	(185,149)
Income (loss) from unconsolidated joint ventures	(89,342)	8,752	—	—	(80,590)
Equity income (loss) of subsidiaries	(84,701)	—	—	84,701	—
Other income (expense)	1,271	(19,274)	—	—	(18,003)

Homebuilding pretax income (loss)	(289,491)	(71,435)	—	84,701	(276,225)

Financial Services:
Financial services pretax income (loss)	(451)	878	1,800	—	2,227

Income (loss) from continuing operations before income taxes	(289,942)	(70,557)	1,800	84,701	(273,998)
(Provision) benefit for income taxes	83,232	24,250	(544)	—	106,938

Income (loss) from continuing operations	(206,710)	(46,307)	1,256	84,701	(167,060)
Loss from discontinued operations, net of income taxes	—	(39,650)	—	—	(39,650)

Net income (loss)	$(206,710)	$(85,957)	$1,256	$84,701	$(206,710)

26.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$525,091	$2,199	$45,130	$—	$572,420
Trade and other receivables	519,581	12,209	4,702	(503,845)	32,647
Inventories:
Owned	713,746	1,029,759	207,083	—	1,950,588
Not owned	19,581	62,549	—	—	82,130
Investments in and advances to unconsolidated joint ventures	73,211	64,634	1,344	—	139,189
Investments in subsidiaries	833,135	—	—	(833,135)	—
Deferred income taxes	16,335	—	—	—	16,335
Goodwill and other intangibles	2,691	32,856	—	—	35,547
Other assets	106,440	7,974	10	(184)	114,240

	2,809,811	1,212,180	258,269	(1,337,164)	2,943,096

Financial Services:
Cash and equivalents	—	—	6,895	—	6,895
Mortgage loans held for sale	—	—	46,537	—	46,537
Mortgage loans held for investment	—	—	13,175	—	13,175
Other assets	—	—	6,350	—	6,350

	—	—	72,957	—	72,957
Assets of discontinued operations	—	5,434	—	—	5,434

Total Assets	$2,809,811	$1,217,614	$331,226	$(1,337,164)	$3,021,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$36,603	$26,283	$3,165	$—	$66,051
Accrued liabilities	201,081	456,753	76,551	(503,845)	230,540
Liabilities from inventories not owned	10,539	25,862	—	—	36,401
Revolving credit facility	55,000	—	—	—	55,000
Trust deed and other notes payable	28,784	4,364	43,827	—	76,975
Senior notes payable	1,315,446	—	—	—	1,315,446
Senior subordinated notes payable	148,678	—	—	—	148,678

	1,796,131	513,262	123,543	(503,845)	1,929,091

Financial Services:
Accounts payable and other liabilities	—	—	3,740	(184)	3,556
Mortgage credit facilities	—	—	47,774	—	47,774

	—	—	51,514	(184)	51,330

Liabilities of discontinued operations	—	2,117	—	—	2,117

Total Liabilities	1,796,131	515,379	175,057	(504,029)	1,982,538

Minority Interests	—	25,269	—	—	25,269
Stockholders’ Equity:
Total Stockholders’ Equity	1,013,680	676,966	156,169	(833,135)	1,013,680

Total Liabilities and Stockholders’ Equity	$2,809,811	$1,217,614	$331,226	$(1,337,164)	$3,021,487

26.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$218,129	$756	$256	$—	$219,141
Trade and other receivables	430,716	7,164	5,835	(415,116)	28,599
Inventories:
Owned	935,401	992,526	131,308	—	2,059,235
Not owned	23,972	85,785	—	—	109,757
Investments in and advances to unconsolidated joint ventures	171,340	122,627	—	—	293,967
Investments in subsidiaries	863,383	—	—	(863,383)	—
Deferred income taxes	142,721	—	—	1,274	143,995
Goodwill and other intangibles	2,691	32,906	—	—	35,597
Other assets	292,893	8,988	13	(1,759)	300,135

	3,081,246	1,250,752	137,412	(1,278,984)	3,190,426

Financial Services:
Cash and equivalents	—	—	12,413	—	12,413
Mortgage loans held for sale	—	—	155,340	—	155,340
Mortgage loans held for investment	—	—	10,973	—	10,973
Other assets	—	—	13,121	(1,274)	11,847

	—	—	191,847	(1,274)	190,573
Assets of discontinued operations	—	19,727	—	—	19,727

Total Assets	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$60,445	$33,711	$1,034	$—	$95,190
Accrued liabilities	242,696	451,969	964	(415,116)	280,513
Liabilities from inventories not owned	12,253	30,754	—	—	43,007
Revolving credit facility	90,000	—	—	—	90,000
Trust deed and other notes payable	29,867	4,847	—	—	34,714
Senior notes payable	1,400,344	—	—	—	1,400,344
Senior subordinated notes payable	249,350	—	—	—	249,350

	2,084,955	521,281	1,998	(415,116)	2,193,118

Financial Services:
Accounts payable and other liabilities	—	—	6,445	(1,422)	5,023
Mortgage credit facilities	—	—	164,509	(337)	164,172

	—	—	170,954	(1,759)	169,195

Liabilities of discontinued operations	—	5,221	—	—	5,221

Total Liabilities	2,084,955	526,502	172,952	(416,875)	2,367,534

Minority Interests	1,300	36,901	—	—	38,201
Stockholders’ Equity:
Total Stockholders’ Equity	994,991	707,076	156,307	(863,383)	994,991

Total Liabilities and Stockholders’ Equity	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

26.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$39,101	$21,814	$105,452	$(337)	$166,030

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(12,929)	(36,555)	(12,459)	—	(61,943)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	49,290	16,657	26,268	—	92,215
Other investing activities	(509)	10	(2,242)	—	(2,741)

Net cash provided by (used in) investing activities	35,852	(19,888)	11,567	—	27,531

Cash Flows From Financing Activities:
Principal payments on revolving credit facility	(35,000)	—	—	—	(35,000)
Principal payments on senior notes and other notes payable	(58,375)	(483)	(3,836)	—	(62,694)
Net proceeds from (payments on) mortgage credit facilities	—	—	(116,735)	337	(116,398)
Distributions from (contributions to) corporate and subsidiaries	(42,908)	—	42,908	—	—
Net proceeds from the issuance of preferred stock	368,560	—	—	—	368,560
Other financing activities	(268)	—	—	—	(268)

Net cash provided by (used in) financing activities	232,009	(483)	(77,663)	337	154,200

Net increase (decrease) in cash and equivalents	306,962	1,443	39,356	—	347,761
Cash and equivalents at beginning of period	218,129	763	12,669	—	231,561

Cash and equivalents at end of period	$525,091	$2,206	$52,025	$—	$579,322

	Six Months Ended June 30, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$121,731	$26,608	$173,864	$—	$322,203

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(134,562)	(22,061)	—	—	(156,623)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	39,374	1,044	—	—	40,418
Other investing activities	(2,556)	(773)	(104)	—	(3,433)

Net cash provided by (used in) investing activities	(97,744)	(21,790)	(104)	—	(119,638)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(33,000)	—	—	—	(33,000)
Net proceeds from (payments on) mortgage credit facilities	—	—	(174,111)	—	(174,111)
Other financing activities	(2,702)	(2,517)	—	—	(5,219)

Net cash provided by (used in) financing activities	(35,702)	(2,517)	(174,111)	—	(212,330)

Net increase (decrease) in cash and equivalents	(11,715)	2,301	(351)	—	(9,765)
Cash and equivalents at beginning of period	16,349	1,020	14,734	—	32,103

Cash and equivalents at end of period	$4,634	$3,321	$14,383	$—	$22,338

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	% Change		2008	2007	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$404,678	$553,572	(27%	)	$750,666	$1,188,407	(37%	)
Land sale revenues	5,956	107,344	(94%	)	8,211	123,599	(93%	)

Total revenues	410,634	660,916	(38%	)	758,877	1,312,006	(42%	)

Cost of home sales	(478,931)	(628,732)	(24%	)	(912,845)	(1,126,266)	(19%	)
Cost of land sales	(6,834)	(122,099)	(94%	)	(38,329)	(178,223)	(78%	)

Total cost of sales	(485,765)	(750,831)	(35%	)	(951,174)	(1,304,489)	(27%	)

Gross margin	(75,131)	(89,915)	(16%	)	(192,297)	7,517	(2,658%	)

Gross margin percentage	(18.3% )	(13.6% )			(25.3% )	0.6%

Selling, general and administrative expenses	(79,135)	(91,100)	(13%	)	(158,579)	(185,149)	(14%	)
Loss from unconsolidated joint ventures	(17,817)	(41,441)	(57%	)	(38,385)	(80,590)	(52%	)
Other income (expense)	(13,098)	(21,265)	(38%	)	(12,543)	(18,003)	(30%	)

Homebuilding pretax loss	(185,181)	(243,721)	(24%	)	(401,804)	(276,225)	45%

Financial Services:
Revenues	2,164	4,102	(47%	)	8,405	9,679	(13%	)
Expenses	(3,514)	(3,915)	(10%	)	(7,957)	(8,330)	(4%	)
Income from unconsolidated joint ventures	172	272	(37%	)	375	531	(29%	)
Other income	53	177	(70%	)	111	347	(68%	)

Financial services pretax income (loss)	(1,125)	636	(277%	)	934	2,227	(58%	)

Loss from continuing operations before income taxes	(186,306)	(243,085)	(23%	)	(400,870)	(273,998)	46%
(Provision) benefit for income taxes	(61,186)	94,272	(165%	)	(61,870)	106,938	(158%	)

Loss from continuing operations	(247,492)	(148,813)	66%		(462,740)	(167,060)	177%
Loss from discontinued operations, net of income taxes	(745)	(17,106)	(96%	)	(1,936)	(39,650)	(95%	)

Net loss	$(248,237)	$(165,919)	50%		$(464,676)	$(206,710)	125%

Basic and Diluted Loss Per Share:
Continuing operations	$(3.81)	$(2.30)	66%		$(7.13)	$(2.59)	175%
Discontinued operations	(0.01)	(0.26)	(96%	)	(0.03)	(0.61)	(95%	)

Loss per share	$(3.82)	$(2.56)	49%		$(7.16)	$(3.20)	124%

Weighted Average Common Shares Outstanding:
Basic and diluted	64,984,596	64,752,132	0%		64,933,641	64,649,621	0%
Other Financial Measures:
Net cash provided by (used in) operating activities	$(62,852)	$165,597	(138%	)	$166,030	$322,203	(48%	)
Net cash provided by (used in) investing activities	$18,923	$(80,483)	(124%	)	$27,531	$(119,638)	(123%	)
Net cash provided by (used in) financing activities	$282,373	$(80,529)	(451%	)	$154,200	$(212,330)	(173%	)
Adjusted Homebuilding EBITDA (1)	$(10,859)	$65,938	(116%	)	$(17,346)	$156,869	(111%	)

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) expensing of previously capitalized interest included in cost of sales, (c) impairment charges, (d) homebuilding depreciation and amortization, (e) amortization of stock-based compensation, (f) income (loss) from unconsolidated joint ventures and (g) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(62,852)	$165,597	$166,030	$322,203
Add:
Provision (benefit) for income taxes	60,769	(103,756)	60,769	(128,575)
Deferred tax valuation allowance	(130,871)	—	(214,617)	—
Expensing of previously capitalized interest included in cost of sales	19,930	28,047	32,861	49,461
Excess tax benefits from share-based payment arrangements	—	957	—	1,470
Gain (loss) on early extinguishment of debt	(9,144)	—	(8,019)	—
Less:
Income (loss) from financial services subsidiary	(1,350)	187	448	1,349
Depreciation and amortization from financial services subsidiary	203	139	410	281
Net changes in operating assets and liabilities:
Trade and other receivables	396	(8,967)	3,973	(39,880)
Mortgage loans held for sale	(9,020)	(57,735)	(108,803)	(171,571)
Inventories-owned	50,727	(57,355)	87,213	(98,867)
Inventories-not owned	29	(5,233)	(26)	(4,921)
Deferred income taxes	26,108	75,470	86,957	100,060
Other assets	32,910	31,551	(187,081)	44,027
Accounts payable	3,340	1,828	31,397	30,376
Accrued liabilities	5,672	(4,140)	32,858	54,716

Adjusted Homebuilding EBITDA	$(10,859)	$65,938	$(17,346)	$156,869

Three and Six Month Periods Ended June 30, 2008 Compared to Three and Six Month Periods Ended June 30, 2007

Overview

Our operations continue to be impacted by weak housing demand in most of the major housing markets across the country. The decline in demand has led to significant home price reductions and incentives to move inventory which has continued to erode our margins and trigger asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, more limited availability of mortgage credit, growing levels of both new and existing housing inventory and weaker homebuyer confidence. These conditions have created a much more competitive market for new homes which has contributed to slower sales rates, high levels of cancellations and a reduction in home prices.

As demand in our markets decreased and our volumes slowed during 2006 and 2007 and continued into 2008, we implemented a plan to adjust our operating strategy, transitioning from a focus on growth and diversification to an emphasis on generating positive cash flow, improving our balance sheet and improving our liquidity.

On June 27, 2008, we closed the first phase of our $530 million equity commitment from MP CA Homes LLC (“MatlinPatterson”), an affiliate of MatlinPatterson Global Advisors LLC, and amended our revolving credit facility and term loans (“Credit Facilities”). As a result of paying down a portion of our bank credit facilities and extinguishing debt previously owned by MatlinPatterson, we were able to reduce our level of consolidated homebuilding debt by approximately $178.3 million, after the assumption of approximately $47.7 million of project specific joint venture debt and making aggregate cash payments totaling $165.3 million to exit or unwind five joint ventures during the six months ended June 30, 2008. As a result of the equity infusion from MatlinPatterson and the positive cash flow generated from operations for the six months ended June 30, 2008, our homebuilding cash balance increased by $353.3 million since December 31, 2007 to $572.4 million as of June 30, 2008.

For the 2008 second quarter we incurred a net loss of $248.2 million, or $3.82 per diluted share, compared to a net loss of $165.9 million, or $2.56 per diluted share, in the second quarter of 2007. The increase in the net loss was driven primarily by a $130.9 million noncash deferred tax valuation allowance recorded against our deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) during the 2008 second quarter, a $250.3 million reduction in homebuilding revenues, and further erosion in our homebuilding gross margins. For the six months ended June 30, 2008, we generated a net loss of $464.7 million, or $7.16 per diluted share, compared to a net loss of $206.7 million, or $3.20 per diluted share, for the year earlier period. The increase in the net loss was driven primarily by a $125.6 million increase in homebuilding pretax loss to a loss of $401.8 million and a $214.6 million noncash deferred tax valuation allowance recorded in accordance with SFAS 109 during the first six months of 2008. Our results for the three and six months ended June 30, 2008 included pretax impairment charges totaling $149.2 million and $341.5 million, or $93.5 million and $211.4 million or $1.44 and $3.26 per diluted share after tax, respectively, which is discussed in more detail below.

Homebuilding

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	% Change		2008	2007	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$211,541	$293,363	(28%	)	$373,491	$577,473	(35%	)
Southwest (1)	115,595	214,553	(46%	)	225,491	440,659	(49%	)
Southeast	83,498	153,000	(45%	)	159,895	293,874	(46%	)

Total homebuilding revenues	$410,634	$660,916	(38%	)	$758,877	$1,312,006	(42%	)

Homebuilding pretax loss:
California	$(85,475)	$(171,510)	(50%	)	$(262,660)	$(195,795)	34%
Southwest (1)	(52,219)	(46,422)	12%		(63,072)	(45,791)	38%
Southeast	(33,540)	(24,689)	36%		(52,512)	(31,444)	67%
Corporate	(13,947)	(1,100)	1,168%		(23,560)	(3,195)	637%

Total homebuilding pretax loss	$(185,181)	$(243,721)	(24%	)	$(401,804)	$(276,225)	45%

Homebuilding pretax impairment charges:
California	$68,595	$182,496	(62%	)	$233,943	$234,165	0%
Southwest (1)	49,989	61,905	(19%	)	61,444	82,261	(25%	)
Southeast	30,601	35,455	(14%	)	46,143	59,163	(22%	)

Total homebuilding pretax impairment charges	$149,185	$279,856	(47%	)	$341,530	$375,589	(9%	)

Homebuilding pretax impairment charges:
Write-off (recoveries) of deposits and capitalized preacquisition costs	$5,925	$5,251	13%		$8,210	$4,241	94%
Inventory impairments	128,959	208,523	(38%	)	298,964	261,194	14%
Joint venture impairments	14,301	48,132	(70%	)	34,356	92,204	(63%	)
Goodwill impairments	—	17,950	(100%	)	—	17,950	(100%	)

Total homebuilding pretax impairment charges	$149,185	$279,856	(47%	)	$341,530	$375,589	(9%	)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

We generated a homebuilding pretax loss from continuing operations for the 2008 second quarter of $185.2 million compared to a pretax loss of $243.7 million in the year earlier period. The decrease in pretax loss was primarily the result of a $130.7 million decrease in pretax impairment charges, a $23.6 million decrease in joint venture loss (to a loss of $17.8 million), a $12.0 million decrease in our absolute level of selling, general and administrative (“SG&A”) expenses and an $8.2 million decrease in other income (expense), which was partially offset by a 38% decrease in homebuilding revenues to $410.6 million. Our homebuilding operations for the 2008 second quarter included $149.2 million of pretax impairment charges which are detailed in the table above and a $9.1 million noncash charge related to the early extinguishment of $128.5 million of homebuilding debt exchanged for a warrant to purchase preferred stock. The inventory impairment charges were included in cost of sales, while the land deposit and capitalized preacquisition cost write-offs and the noncash charge related to the early extinguishment of debt were included in other income (expense).

For the six months ended June 30, 2008, homebuilding pretax loss from continuing operations increased 45% to a $401.8 million pretax loss compared to a pretax loss of $276.2 million in the year earlier period. The increase in pretax loss was driven primarily by a $553.1 million, or 42%, decrease in homebuilding revenues to $758.9 million and a significant decline in homebuilding gross margins. These decreases were partially offset by a $26.6 million decrease in the absolute level of SG&A expenses, a $5.5 million decrease in other income (expense) and a $42.2 million decrease in joint venture loss (to a loss of $38.4 million). Our homebuilding operations for the six months ended June 30, 2008 included $341.5 million of pretax impairment charges which are described further in the table above.

The 38% decrease in homebuilding revenues for the 2008 second quarter was primarily attributable to a 19% decrease in new home deliveries (exclusive of joint ventures and discontinued operations), a 10% decrease in our consolidated average home price to $327,000 and a $101.4 million year-over-year decrease in land sale revenues. Homebuilding revenues for the six months ended June 30, 2008 decreased 42% and was driven by a 29% decrease in new home deliveries (exclusive of joint ventures and discontinued operations), an 11% decrease in our consolidated average home price to $330,000 and a $115.4 million decrease in revenues from land sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	% Change		2008	2007	% Change
New homes delivered:
Southern California	306	194	58%		467	470	(1%	)
Northern California	163	123	33%		306	280	9%

Total California	469	317	48%		773	750	3%

Arizona (1)	149	263	(43%	)	304	644	(53%	)
Texas (1)	176	268	(34%	)	355	510	(30%	)
Colorado	72	104	(31%	)	118	181	(35%	)
Nevada	12	11	9%		33	16	106%

Total Southwest	409	646	(37%	)	810	1,351	(40%	)

Florida	224	352	(36%	)	426	710	(40%	)
Carolinas	135	205	(34%	)	264	388	(32%	)

Total Southeast	359	557	(36%	)	690	1,098	(37%	)

Consolidated total	1,237	1,520	(19%	)	2,273	3,199	(29%	)

Unconsolidated joint ventures (2):
Southern California	26	65	(60%	)	103	123	(16%	)
Northern California	30	24	25%		52	47	11%
Illinois	1	9	(89%	)	1	21	(95%	)

Total unconsolidated joint ventures	57	98	(42%	)	156	191	(18%	)

Discontinued operations	46	152	(70%	)	133	345	(61%	)

Total (including joint ventures) (2)	1,340	1,770	(24%	)	2,562	3,735	(31%	)

(1)	Arizona and Texas exclude our Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 19% during the 2008 second quarter as compared to the prior year period. Deliveries declined in substantially all of our markets outside of California, reflecting the continued slowdown in order activity, a decrease in our backlog levels and weaker housing demand experienced in those markets. Deliveries in California increased 48% during the 2008 second quarter as compared to the prior year period driven by our efforts to aggressively move completed and unsold spec homes combined with the shorter escrow periods required to close homes, and a 10% increase in the average number of selling communities. Despite the increase in new home deliveries achieved in California during the 2008 second quarter, we continue to experience challenging housing market conditions throughout the state as evidenced by the need to provide substantial sales incentives and price reductions in order to sell homes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	% Change		2008	2007	% Change
Average selling prices of homes delivered:
Southern California	$457,000	$768,000	(40%	)	$516,000	$729,000	(29%	)
Northern California	413,000	545,000	(24%	)	418,000	562,000	(26%	)

Total California	442,000	682,000	(35%	)	477,000	667,000	(28%	)

Arizona (1)	236,000	328,000	(28%	)	241,000	324,000	(26%	)
Texas (1)	280,000	257,000	9%		273,000	252,000	8%
Colorado	374,000	336,000	11%		358,000	342,000	5%
Nevada	280,000	321,000	(13%	)	296,000	354,000	(16%	)

Total Southwest	280,000	300,000	(7%	)	274,000	300,000	(9%	)

Florida	215,000	275,000	(22%	)	214,000	277,000	(23%	)
Carolinas	258,000	231,000	12%		258,000	224,000	15%

Total Southeast	231,000	258,000	(10%	)	231,000	258,000	(10%	)

Consolidated (excluding joint ventures)	327,000	364,000	(10%	)	330,000	371,000	(11%	)
Unconsolidated joint ventures (2)	468,000	450,000	4%		469,000	483,000	(3%	)

Total continuing operations (including joint ventures) (2)	$333,000	$369,000	(10%	)	$339,000	$378,000	(10%	)

Discontinued operations	$195,000	$194,000	1%		$175,000	$202,000	(13%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2008 second quarter, our consolidated average home price (excluding joint ventures and discontinued operations) decreased 10% to $327,000 compared to the year earlier period. The decrease was due primarily to the significant level of incentives, discounts and price reductions required to sell homes in most of our markets, partially offset by changes in our geographic delivery mix, whereby a greater percentage of homes were delivered from our higher priced California markets.

Our average home price in California for the 2008 second quarter decreased 35% from the year earlier period driven primarily by the increased use of incentives and discounts and the following regional changes. In Southern California, our average home price was off 40% during the 2008 second quarter as compared to the prior year period primarily due to increased incentives, discounts and price reductions required to generate sales combined with a product mix shift within the region, including a greater distribution of deliveries generated in the 2008 second quarter from our more affordable Inland Empire operation. In Northern California, the average home price for the 2008 second quarter was down 24% from the prior year period as a result of the meaningful level of incentives and discounts used to sell homes combined with an increase in deliveries from our more affordable Sacramento and Central Valley operations during the 2008 second quarter.

In the Southwest, our average home price for the three months ended June 30, 2008 was off 7% from the year earlier period. Our average price in Arizona for the 2008 second quarter decreased 28% year-over-year reflecting the extremely competitive Phoenix market and the increased use of incentives and price reductions utilized to generate sales. In Texas and Colorado, average prices during the 2008 second quarter increased 9% and 11%, respectively, as compared to the year earlier period reflecting primarily a shift in product mix to larger, more expensive homes and was offset in part by price erosion experienced in these markets. In Nevada, the average home price was down 13% in the 2008 second quarter as compared to the year earlier period reflecting the extremely weak housing market conditions in the Las Vegas area.

Our average home price in the Southeast for the 2008 second quarter declined 10% from the year earlier period. In Florida, the average sales price for the 2008 second quarter was down 22% from the year earlier period and primarily reflected the substantial level of incentives and discounts required to sell homes across all of our Florida markets, and to a lesser degree, a geographic and product mix shift within the state. Our average price for the 2008 second quarter was up 12% in the Carolinas from the 2007 second quarter which primarily reflected a change in product mix towards more detached home deliveries from our Raleigh operation in the 2008 second quarter as compared to the year earlier period.

Gross Margin

Our 2008 second quarter homebuilding gross margin percentage from continuing operations (including land sales) was down year-over-year to a negative 18.3% from a negative 13.6% in the prior year period. The 2008 second quarter gross margin reflected a $129.0 million pretax inventory impairment charge related to 39 projects, of which $127.4 million related to ongoing projects and $1.6 million related to land or lots that have been or are intended to be sold to third parties. These impairments related primarily to projects located in California, Arizona and Florida, and to a lesser degree, in Colorado, the Carolinas and Texas. Excluding the housing inventory impairment charges from continuing operations, our 2008 second quarter gross margin percentage from home sales would have been 13.1% versus 20.8% in 2007 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 770 basis point decrease in the year-over-year as adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida, and to a lesser extent, Texas, Colorado and the Carolinas. The lower gross margins in these markets were driven by increased incentives and discounts resulting from weaker demand, decreased affordability, more limited availability of mortgage credit, and an increased level of new and existing homes available for sale in the marketplace. These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

The table set forth below reconciles our gross margin and gross margin percentage from home sales for the three months ended June 30, 2008 and 2007 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended June 30,
	2008	Gross Margin %		2007	Gross Margin %
	(Dollars in thousands)
Home sale revenues	$404,678			$553,572
Cost of home sales	(478,931)			(628,732)

Gross margin from home sales	(74,253)	(18.3%	)	(75,160)	(13.6%	)
Add: Housing inventory impairment charges	127,386			190,363

Gross margin from home sales, as adjusted	$53,133	13.1%		$115,203	20.8%

We believe that the measures described above, which exclude the effect of housing inventory impairment charges, are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to housing inventory impairments. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

SG&A Expenses

Our SG&A expense rate from continuing operations (including corporate G&A) for the 2008 second quarter increased 550 basis points to 19.3% of homebuilding revenues compared to 13.8% for the same period last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to: (i) a lower level of revenues to spread a fixed level of costs over (including a $101.4 million, or 94%, decrease in land sale revenues from the prior year quarter), (ii) a higher level of sales and marketing costs as a percentage of revenues as a result of our focus on generating sales in these challenging market conditions, and (iii) an increase in professional fees incurred by us in connection with exploring a number of strategic and financial alternatives. These increases as a percentage of homebuilding revenues were offset in part by a reduction in personnel costs, as a result of reductions in headcount made to better align our overhead with the weaker housing market, combined with a reduction in the level of our stock-based incentive compensation expense.

Unconsolidated Joint Ventures

We recognized a $17.8 million loss from unconsolidated joint ventures during the 2008 second quarter compared to a loss of $41.4 million in the year earlier period. The loss in the 2008 second quarter reflected a $14.3 million pretax charge related primarily to our share of joint venture impairments related to 8 projects located primarily in California. Excluding the impairment charges, we incurred a joint venture loss of approximately $3.5 million for the 2008 second quarter, of which approximately $2.2 million was generated from land development activity, including the abandonment of one Northern California joint venture, and approximately $1.3 million was generated from new home deliveries reflecting downward pressure on gross margins due to the increased use of sales incentives and discounts. Deliveries from our unconsolidated homebuilding joint ventures totaled 57 new homes in the 2008 second quarter versus 98 in the prior year period.

During the six months ended June 30, 2008, we recognized a $38.4 million loss from unconsolidated joint ventures which included $34.4 million of pretax charges related primarily to our share of joint venture impairments related to 14 projects as compared to a loss from unconsolidated joint ventures of $80.6 million for the prior year period, which included $92.2 million of joint venture impairments related to 15 projects.

The table set forth below reconciles our loss from homebuilding and land development joint ventures for the three months ended June 30, 2008, to loss from joint ventures excluding joint venture impairment charges:

	Three Months Ended June 30, 2008
	Homebuilding	Land Development	Total
	(Dollars in thousands)
Loss from unconsolidated joint ventures	$(12,585)	$(5,232)	$(17,817)
Add: Joint venture inventory impairment charges	11,273	3,028	14,301

Loss from joint ventures, as adjusted	$(1,312)	$(2,204)	$(3,516)

We believe that the measures described above, which exclude the effect of joint venture impairment charges, are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to impairments for the respective unconsolidated joint ventures. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Other Income (Expense)

Included in other income (expense) for the three and six months ended June 30, 2008 were pretax charges of approximately $5.9 million and $8.2 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. The 2008 second quarter also included a $9.1 million noncash charge related to the exchange of $128.5 million of senior and senior subordinated notes for a warrant that was issued to MatlinPatterson to purchase shares of preferred stock (the “Warrant”). The 2008 charges were partially offset by a $1.1 million gain, recognized in the first quarter of 2008, related to the early extinguishment of $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. During the three and six months ended June 30, 2007, other income (expense) included pretax charges of $5.3 million and $4.2 million (net of $1.0 million of recoveries), respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions and any decision to abandon additional land purchase or lot option transactions could lead to further deposit and capitalized preacquisition cost write-offs. In addition, other income (expense) for the three and six months ended June 30, 2007 included a goodwill impairment charge of $18.0 million related to our Jacksonville division.

	Three Months Ended June 30,						Six Months Ended June 30,
	2008	2007	% Change		% Change Same Store		2008	2007	% Change		% Change Same Store
Net new orders (1):
Southern California	269	350	(23%	)	(30%	)	554	778	(29%	)	(37%	)
Northern California	219	176	24%		15%		372	423	(12%	)	(22%	)

Total California	488	526	(7%	)	(15%	)	926	1,201	(23%	)	(32%	)

Arizona (2)	139	145	(4%	)	2%		282	351	(20%	)	(15%	)
Texas (2)	164	253	(35%	)	(46%	)	321	514	(38%	)	(52%	)
Colorado	39	120	(68%	)	(55%	)	106	235	(55%	)	(40%	)
Nevada	12	26	(54%	)	(38%	)	25	41	(39%	)	(39%	)

Total Southwest	354	544	(35%	)	(35%	)	734	1,141	(36%	)	(39%	)

Florida	252	238	6%		6%		519	490	6%		4%
Carolinas	147	256	(43%	)	(50%	)	307	513	(40%	)	(54%	)

Total Southeast	399	494	(19%	)	(23%	)	826	1,003	(18%	)	(26%	)

Consolidated total	1,241	1,564	(21%	)	(25%	)	2,486	3,345	(26%	)	(33%	)

Unconsolidated joint ventures (3):
Southern California	41	153	(73%	)	(25%	)	75	226	(67%	)	(43%	)
Northern California	28	39	(28%	)	(16%	)	48	79	(39%	)	(29%	)
Illinois	—	7	(100%	)	(100%	)	(1)	13	(108%	)	(115%	)

Total unconsolidated joint ventures	69	199	(65%	)	(34%	)	122	318	(62%	)	(42%	)

Discontinued operations	25	152	(84%	)	130%		95	311	(69%	)	71%

Total (including joint ventures) (3)	1,335	1,915	(30%	)	(22%	)	2,703	3,974	(32%	)	(29%	)

Average number of selling communities during the period:
Southern California	42	38	11%				41	36	14%
Northern California	27	25	8%				27	24	13%

Total California	69	63	10%				68	60	13%

Arizona (2)	16	17	(6%	)			17	18	(6%	)
Texas (2)	30	25	20%				30	23	30%
Colorado	8	11	(27%	)			9	12	(25%	)
Nevada	3	4	(25%	)			4	4	0%

Total Southwest	57	57	0%				60	57	5%

Florida	47	47	0%				47	46	2%
Carolinas	30	26	15%				30	23	30%

Total Southeast	77	73	5%				77	69	12%

Consolidated total	203	193	5%				205	186	10%

Unconsolidated joint ventures (3):
Southern California	5	14	(64%	)			7	12	(42%	)
Northern California	6	7	(14%	)			6	7	(14%	)
Illinois	1	2	(50%	)			1	2	(50%	)

Total unconsolidated joint ventures	12	23	(48%	)			14	21	(33%	)

Discontinued operations	2	28	(93%	)			5	28	(82%	)

Total (including joint ventures) (3)	217	244	(11%	)			224	235	(5%	)

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(2)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders companywide (excluding joint ventures and discontinued operations) for the 2008 second quarter decreased 21% to 1,241 new homes. Our consolidated cancellation rate for the 2008 second quarter was 25% compared to 28% in the 2007 second quarter and 24% in the 2008 first quarter. Our cancellation rate as a percentage of beginning backlog for the 2008 second quarter was 28% compared to 23% in the year earlier period. This increase was primarily the result of the significant decline in our backlog levels. Our absolute sales absorption rates continued to reflect difficult housing conditions in most of our markets, resulting from reduced housing affordability, and the higher level of homes available for sale in the marketplace, including increasing levels of foreclosure properties. In particular, our sales absorption rates in June 2008 were weaker than the prior two months, and thus far we have seen these slower trends continue through July 2008. These conditions have been magnified by the tightening of available mortgage credit for homebuyers, including increased pricing for jumbo loans and the substantial reduction in availability of “Alt-A” mortgage products. All of these conditions have resulted in a declining home price environment which has contributed to an erosion of homebuyer confidence and a decrease in the pool of qualified buyers.

Net new orders in California (excluding joint ventures) for the 2008 second quarter decreased 7% from the 2007 second quarter on a 10% higher community count. Net new home orders during the quarter were down 23% year-over-year in Southern California on an 11% higher average community count. The decrease was due to weaker overall housing demand and an increase in the cancellation rate to 34% in the 2008 second quarter, compared to 28% in the 2007 second quarter and 27% in the 2008 first quarter. Net new orders for the 2008 second quarter were up 24% year-over-year in Northern California on an 8% higher community count. Our cancellation rate in Northern California of 16% for the 2008 second quarter was down from 25% in the year earlier period and down slightly from the 19% cancellation rate experienced in the 2008 first quarter.

Net new orders in the Southwest for the 2008 second quarter were down 35% year-over-year. Net new home orders for the 2008 second quarter were down 4% in Arizona on a 6% lower average community count. The cancellation rate in Arizona was 23% in the 2008 second quarter, more in line with historical rates in this market, as compared to 39% in the year earlier period. In Texas, net new orders were down 35% on a 20% higher average community count reflecting weaker demand experienced in both the Dallas and Austin markets over the last several quarters and an increase in our cancellation rate in Austin to 25% for the 2008 second quarter as compared to 14% in the year earlier period. In Colorado, net new orders for the 2008 second quarter were down 68% on a 27% lower community count, in what continues to be a challenging market. Our cancellation rate in Colorado was 45% for the 2008 second quarter, up measurably from the prior year period and the 2008 first quarter. In Nevada, housing market conditions remain sluggish and extremely competitive, resulting in a marginal level of new home orders generated from our Las Vegas division.

In the Southeast, net new orders (excluding joint ventures) decreased 19% during the 2008 second quarter from the year earlier period. Despite the 6% increase in net new orders in Florida during the 2008 second quarter, the Florida markets continued to experience erosion in buyer demand and an increased level of available homes on the market. Our cancellation rate in Florida increased to 23% for the 2008 second quarter as compared to 19% for the 2008 first quarter, but was down meaningfully from 37% in the year earlier period. Net new orders in the Carolinas were off 43% on a 15% higher community count as a result of further slowing in housing demand in these markets.

	At June 30,
	2008	2007	% Change
Backlog (in homes):
Southern California	286	532	(46%	)
Northern California	193	242	(20%	)

Total California	479	774	(38%	)

Arizona (1)	172	337	(49%	)
Texas (1)	267	445	(40%	)
Colorado	111	202	(45%	)
Nevada	21	36	(42%	)

Total Southwest	571	1,020	(44%	)

Florida	313	477	(34%	)
Carolinas	152	318	(52%	)

Total Southeast	465	795	(42%	)

Consolidated total	1,515	2,589	(41%	)

Unconsolidated joint ventures (2):
Southern California	43	231	(81%	)
Northern California	20	75	(73%	)
Illinois	3	10	(70%	)

Total unconsolidated joint ventures	66	316	(79%	)

Discontinued operations	6	167	(96%	)

Total (including joint ventures) (2)	1,587	3,072	(48%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	At June 30,
	2008	2007	% Change
Backlog (estimated dollar value in thousands):
Southern California	$171,779	$429,536	(60%	)
Northern California	75,271	119,566	(37%	)

Total California	247,050	549,102	(55%	)

Arizona (1)	42,212	103,628	(59%	)
Texas (1)	82,098	114,384	(28%	)
Colorado	38,681	78,355	(51%	)
Nevada	6,037	10,048	(40%	)

Total Southwest	169,028	306,415	(45%	)

Florida	68,688	134,001	(49%	)
Carolinas	37,718	78,665	(52%	)

Total Southeast	106,406	212,666	(50%	)

Consolidated total	522,484	1,068,183	(51%	)

Unconsolidated joint ventures (2):
Southern California	31,310	129,066	(76%	)
Northern California	11,183	51,454	(78%	)
Illinois	3,708	7,694	(52%	)

Total unconsolidated joint ventures	46,201	188,214	(75%	)

Discontinued operations	1,183	37,140	(97%	)

Total (including joint ventures) (2)	$569,868	$1,293,537	(56%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures and discontinued operations) decreased 51% from the year earlier period to approximately $522.5 million at June 30, 2008, reflecting a slowdown in order activity experienced during the first half of 2008, higher cancellation rates experienced during the latter half of 2007 and a shorter average escrow period from sales contract date to delivery date.

	At June 30,
	2008	2007	% Change
Building sites owned or controlled:
Southern California	6,602	11,013	(40%	)
Northern California	3,820	5,795	(34%	)

Total California	10,422	16,808	(38%	)

Arizona (1)	2,609	5,488	(52%	)
Texas (1)	2,489	4,449	(44%	)
Colorado	557	1,013	(45%	)
Nevada	2,357	2,949	(20%	)

Total Southwest	8,012	13,899	(42%	)

Florida	8,028	11,698	(31%	)
Carolinas	2,592	4,161	(38%	)
Illinois	61	158	(61%	)

Total Southeast	10,681	16,017	(33%	)

Discontinued operations	20	5,174	(100%	)

Total (including joint ventures)	29,135	51,898	(44%	)

Building sites owned	21,000	27,714	(24%	)
Building sites optioned or subject to contract	3,843	7,960	(52%	)
Joint venture lots	4,272	11,050	(61%	)

Total continuing operations	29,115	46,724	(38%	)
Discontinued operations	20	5,174	(100%	)

Total (including joint ventures)	29,135	51,898	(44%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

Total building sites owned and controlled as of June 30, 2008 decreased 44% from the year earlier period, which reflects our efforts to generate cash, reduce our real estate inventories, and to better align our land supply with the current level of new housing demand. These efforts were furthered by the sale of approximately 7,600 lots since June 30, 2007, including the sale of substantially all of our Tucson and San Antonio assets, and our decision to abandon various land purchase and lot option contracts.

	At June 30,
	2008	2007	% Change
Completed and unsold homes:
Consolidated (1)	421	509	(17%	)
Joint ventures (1)	12	12	0%

Total continuing operations	433	521	(17%	)
Discontinued operations	8	117	(93%	)

Total	441	638	(31%	)

Spec homes under construction:
Consolidated (1)	1,143	1,394	(18%	)
Joint ventures (1)	311	632	(51%	)

Total continuing operations	1,454	2,026	(28%	)
Discontinued operations	3	50	(94%	)

Total	1,457	2,076	(30%	)

Homes under construction (including specs):
Consolidated (1)	2,382	3,482	(32%	)
Joint ventures (1)	368	917	(60%	)

Total continuing operations	2,750	4,399	(37%	)
Discontinued operations	3	178	(98%	)

Total	2,753	4,577	(40%	)

(1)	Excludes the Tucson and San Antonio divisions, which are classified as discontinued operations.

The number of completed and unsold homes from continuing operations (excluding joint ventures) as of June 30, 2008 decreased 17% from June 30, 2007 to 421 homes and decreased 39% from December 31, 2007 as a result of our efforts to move completed spec homes. The number of homes under construction from continuing operations (exclusive of joint ventures) as of June 30, 2008 decreased 32% from the year earlier period to 2,382 units in response to our increased focus on managing the level of our speculative inventory and our desire to better match new construction starts with lower sales volume and demand.

Financial Services

In the 2008 second quarter, our financial services subsidiary generated a pretax loss of approximately $1.4 million compared to pretax income of $187,000 in the year earlier period. The decrease in profitability was driven primarily by a 40% lower level of loans sold during the 2008 second quarter. The decrease in loan sales was primarily the result of a decrease in new home deliveries in the markets which our financial services subsidiary operates combined with a temporary transition to brokering all loans during a portion of the 2008 second quarter as the availability of credit became more constrained for our mortgage operations. Our financial services subsidiary now has two mortgage warehouse sources.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Three Months Ended June 30,
	2008	2007
Mortgage Loan Origination Product Mix:
Conforming loans	48%	57%
Jumbo loans	7%	29%
Government loans	44%	7%
Other loans	1%	7%

	100%	100%

Loan Type:
Fixed	93%	79%
ARM	7%	21%
ARM loans ≥ 5 year initial adjustment period	96%	87%
Interest only (ARM’s)	42%	84%
Credit Quality:
FICO score ≥ 700	92%	79%
FICO score between 699 - 620	8%	19%
FICO score < 620 (sub-prime loans)	0%	2%
Avg. FICO score	731	732
Other Data:
Avg. combined LTV ratio	87%	87%
Full documentation loans	96%	57%
Non-Full documentation loans	4%	43%
Loan Capture Rates	79%	76%

Income Taxes

As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length, we recorded a noncash valuation allowance of $130.9 million during the three months ended June 30, 2008 against our net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” resulting in a total valuation allowance of $395.1 million at June 30, 2008. To the extent that we generate eligible taxable income in the future to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us would likely increase the deferred tax valuation allowance and adversely impact our income tax provision.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. As such, included in the valuation allowance against our deferred tax asset is a $60.6 million charge related to the potential Section 382 limitation on our ability to carry 2008 tax losses back to 2006 for refund purposes. We are in the process of evaluating these potential carryback limitations, including potentially requesting a private ruling from the IRS to clarify the application of these rules to our specific facts, and to the extent we receive a successful outcome to such request, we may be able to reverse a portion of the current valuation allowance in a subsequent period.

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of our Tucson and San Antonio assets. We are actively marketing the remaining assets of these divisions for sale and it is our intention to have fully exited these markets by the end of 2008. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and prior periods have been reclassified to conform with current year presentation.

Net losses from discontinued operations for the three months ended June 30, 2008 and 2007 were $745,000 and $17.1 million, respectively. Net losses from discontinued operations for the six months ended June 30, 2008 and 2007 were $1.9 million and $39.7 million, respectively.

Liquidity and Capital Resources

Our principal uses of cash have been for:

•	land acquisitions

•	operating expenses

•	joint ventures (including capital contributions, remargin payments, and purchases of assets and partner interests)

•	construction and development expenditures

•	principal and interest payments on debt (including market repurchases)

•	market expansion (including acquisitions)

•	share repurchases

•	dividends to our stockholders

Cash requirements have been met by:

•	internally generated funds

•	bank revolving credit facility

•	land option contracts

•	land seller notes

•	sales of our equity through public and private offerings

•	proceeds received upon the exercise of employee stock options

•	public and private note offerings (including convertible notes)

•	bank term loans

•	joint venture financings

•	assessment district bond financings

•	issuance of common stock as acquisition consideration

•	mortgage credit facilities

•	tax refunds

For the six months ended June 30, 2008, we generated approximately $166.0 million, $27.5 million and $154.2 million in cash flows from operating, investing and financing activities, respectively. These cash flows resulted from, among other things, a $235.6 million tax refund related to our 2007 federal tax return, MatlinPatterson’s purchase of 381,250 shares of our Senior Preferred Stock for $381.3 million (described below), our efforts to reduce our investment in homebuilding inventories (through a combination of reducing expenditures related to land acquisition and development, reducing speculative constructions starts, reducing investments in joint ventures and selling non-strategic assets) and a reduction in the level of mortgage loans held for sale by us. These cash flows were partially offset by the use of approximately $165.3 million in cash for exiting certain joint ventures through either purchasing and unwinding joint ventures or accelerating our proportionate share of lot purchases from certain joint ventures, and approximately $214.1 million in cash for financing activities related primarily to the net repayment of homebuilding and mortgage credit facility debt. The impact of these cash flow activities resulted in a net increase in our homebuilding cash balance of approximately $353.3 million since December 31, 2007 resulting in a homebuilding cash balance of $572.4 million at June 30, 2008. Based on the substantial cash position as of June 30, 2008, the estimated proceeds to come from our Rights Offering currently being conducted, the extinguishment of debt in connection with the exchange for the Warrant and our operating initiatives to generate cash, we believe our sources of capital are sufficient to meet our liquidity needs for the foreseeable future.

MatlinPatterson Investment

On May 26, 2008, we entered into an Investment Agreement (the “Investment Agreement”) with MatlinPatterson. On June 27, 2008, we consummated the following transactions pursuant to the Investment Agreement (the “First Closing”):

•

We issued 381,250 shares of a new series of senior convertible preferred stock (“Senior Preferred Stock”) to MatlinPatterson for $381.3 million in cash. The shares of Senior Preferred Stock will automatically convert into shares of Series B junior participating convertible preferred stock (the “Series B Preferred Stock”) if stockholder approval of such conversion is obtained. Assuming stockholder approval is obtained at our special meeting of the stockholders, scheduled for August 18, 2008 (“Stockholder Approval”), the shares of Series B Preferred Stock will be convertible into 125 million shares of our common stock; and

•

MatlinPatterson also exchanged $128.5 million of our senior and senior subordinated notes for a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), or Series B Preferred Stock if stockholder approval is obtained. Upon stockholder approval, the shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock.

Pursuant to the Investment Agreement, we have commenced a rights offering pursuant to which each holder of our common stock has been offered the right to purchase up to such holder’s pro rata share of approximately 50 million shares of our common stock at a per share price of $3.05 (the equivalent price per share paid by MatlinPatterson for the Senior Preferred Stock on an as-converted basis). Subject to certain conditions, the Investment Agreement requires MatlinPatterson to purchase from us (in the form of preferred stock), any common stock not purchased by our stockholders in the rights offering. The purchase by MatlinPatterson of any such remaining shares will be consummated in a separate closing following the rights offering. We expect to generate a total of $152.5 million (before deduction of related expenses) from the rights offering and the purchase of any remaining shares by MatlinPatterson.

Senior Preferred Stock

The Senior Preferred Stock purchased by MatlinPatterson pursuant to the Investment Agreement is our highest ranking equity security and has a liquidation preference over our common stock and other junior stock equal to the greater of: (i) $1,000 per share plus any accrued dividends, and (ii) the amount payable if the Senior Preferred Stock had been converted into Series B Preferred Stock and then converted into common stock immediately prior to the liquidating distribution. The Senior Preferred Stock votes on an as-converted basis with our common stock, subject to a cap on voting power equal to 19.99% of the outstanding common stock. If stockholder approval of the conversion of the Senior Preferred Stock into Series B Preferred Stock is not obtained on or prior to September 15, 2008, then dividends on the Senior Preferred Stock will accrue at 17% of the liquidation preference (accreting to the liquidation preference) for the first six months, increasing by 0.5% every six months thereafter until the conversion is approved by the Company’s stockholders, with such annualized accretion capped at 20%.

Series B Preferred Stock

Upon receipt of stockholder approval, the Senior Preferred Stock will automatically convert into the Series B Preferred Stock, initially on a one-for-one basis. The number of shares of common stock into which the Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05 on the date of the Investment Agreement), subject to customary anti-dilution adjustments, plus cash in lieu of fractional shares. The Series B Preferred Stock ranks pari passu with the common stock and the Series A Preferred Stock and junior to all of our other equity securities and has no liquidation preference over our common stock. The Series B Preferred Stock will be convertible at the holder’s option into shares of common stock provided that no holder, with its affiliates may beneficially own total voting power of our voting stock in excess of 49%, and mandatorily converts into common stock upon the sale, transfer or other disposition of Series B Preferred Stock by MatlinPatterson or its affiliates. The Series B Preferred Stock will vote together with the common stock on all matters upon which holders of the common stock are entitled to vote. Each share of Series B Preferred Stock will be entitled to such number of votes as the number of shares of common stock into which the Series B Preferred Stock is convertible, provided that the votes attributable to such shares with respect to any holder of Series B Preferred Stock cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock will be entitled to receive only those dividends declared and paid on the common stock.

Revolving Credit Facility and Term Loans

On June 27, 2008, we amended our revolving credit facility, our Term Loan A and our Term Loan B (collectively, the “Credit Facilities”) to, among other things, (i) reduce the total commitment under the revolving credit facility from $500 million to $395 million, (ii) pay down the unsecured borrowings under the revolver from $90 million to $55 million and the unsecured Term Loan A balance from $100 million to $65 million, (iii) reduce the letter of credit sublimit under the revolver from $450 million to $100 million, (iv) agree to make quarterly principal amortization payments under the Term Loan A and the revolver, of $2.5 million each (subject to increase to $5.0 million upon any future entry by the Company or its subsidiaries into certain types of credit facilities), and (v) agree to secure future revolver borrowings and letters of credit (other than certain existing borrowers and letters of credit) with certain specified types of collateral (including model homes and other real property assets to be determined) based on specified loan-to-value ratios.

Prior to the Credit Agreement Amendment, we were not in compliance with our consolidated tangible net worth and leverage covenants contained in our Credit Facilities and were operating under a waiver extended by our bank group. In connection with the amendments to the Credit Facilities, the financial covenants contained in such facilities were modified to eliminate covenants relating to consolidated tangible net worth, leverage, unsold land and minimum interest coverage. The borrowing base covenant and limitations on joint venture investments were also eliminated. The amended Credit Facilities contain a new liquidity test requiring us to maintain either a minimum ratio of cash flow from operations to consolidated home building interest incurred or a minimum cash interest reserve and also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends and the incurrence and early repayment of debt. The financial covenants, including elimination of the borrowing base, and certain other provisions of our $225 million Term Loan B were automatically amended to match those of the revolver and Term Loan A as of the effective time of the amendments of the Credit Facilities. Also, in connection with the amendments to the Credit Facilities, certain waivers previously granted under the facilities were permanently extended.

Our covenant compliance for the Credit Facilities at June 30, 2008 is set forth in the table below:

Covenant and Other Requirements	Actual at June 30, 2008	Covenant Requirements at June 30, 2008
Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding Interest Incurred Ratio	3.88	≥	1.75

Senior and Senior Subordinated Notes

In addition to our Credit Facilities, as of June 30, 2008, we had $1,174.1 million of senior and senior subordinated notes outstanding (the “Notes”). The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments, which include investments in joint ventures, if we do not satisfy either the leverage condition or interest coverage condition. Our ability to make restricted payments is also subject to a basket limitation.

We were in compliance with the leverage condition contained in our Notes as of June 30, 2008, but we were not in compliance with the interest coverage condition contained in the Notes as of the same date. Because we met the leverage condition, we are currently permitted to incur additional indebtedness and make restricted payments, subject to the applicable basket limitation. Our leverage and interest coverage conditions contained in our 5 1/8% Senior Notes due 2009 (our most restrictive series of Notes based on the leverage ratio condition as of June 30, 2008) are set forth in the table below:

Covenant and Other Requirements	Actual at June 30, 2008	Covenant Requirements at June 30, 2008
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.64	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	0.87	≥	2.00

(1)	The leverage ratio condition under the indenture governing our 9 1/ 4% Senior Subordinated Notes due 2012 is ≤ 2.50.

During the six months ended June 30, 2008, we repurchased and simultaneously retired approximately $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. In connection with these open market purchases, we recognized a $1.1 million gain from the early extinguishment of debt as the notes were purchased at a discount to their par value. At June 30, 2008, our remaining balance of the 6 1/2% Senior Notes due 2008 was $103.5 million.

On May 22, 2008, we obtained the written consent of a majority of the holders of our 9 1/4% Senior Subordinated Notes due 2012 to modify certain provisions to be consistent with the analogous, less restrictive provisions applicable to our 7 3/4% Senior Notes due 2013. Among other things, the definitions of consolidated tangible net worth and restricted investment, as well as the limitation on restricted payments, were amended.

In conjunction with the First Closing, MatlinPatterson exchanged $128.5 million of senior and senior subordinated notes (including $25.5 million of 5 1/8% Senior Notes due 2009, $2.0 million of 6 1/2% Senior Notes due 2010, $21.6 million of 6% Senior Subordinated Convertible Notes due 2012 and $79.5 million of 9 1/4% Senior Subordinated Notes due 2012) for the Warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share, or, if stockholder approval is obtained, Series B Preferred Stock. In connection with this exchange, we recognized a loss of $9.1 million during the three months ended June 30, 2008 related to the extinguishment of the debt which was included in other income (expense) in the accompanying condensed consolidated statements of operations.

Senior Subordinated Convertible Notes

We have $78.5 million of 6% Senior Subordinated Convertible Notes (the “Convertible Notes”) due on October 1, 2012. In connection with these notes we entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Convertible Notes to our common stock. The Convertible Notes are convertible into shares of our common stock, initially at a conversion rate of 114.2857 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $8.75 per share), which is subject to adjustment in some events, including rights offerings; provided that, as a result of the convertible note hedge transaction, we increased the effective conversion price to us from $8.75 per share to $10.85 per share. In connection with the Rights Offering which was commenced on August 4, 2008, we notified holders of the convertible notes that the conversion rate of the convertible notes would be increased to 119.5312 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of $8.37) if the Rights Offering is completed.

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

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 51, in connection with our land development and homebuilding joint ventures we typically obtain secured acquisition, development and construction financing, which reduces the use of funds from corporate financing sources. However, as market conditions have deteriorated we have been required to expend corporate funds for previously unanticipated obligations associated with these joint ventures. From time to time, we may be required to utilize corporate financing sources with respect to certain of these joint ventures to:

•	satisfy margin calls with respect to our loan-to-value maintenance obligations;

•	satisfy the margin calls of non-performing partners on their loan-to-value maintenance obligations;

•	satisfy indemnification obligations with respect to surety bonds;

•	buy-out non-performing partner’s ownership interests and satisfy outstanding joint venture debt;

•	fund payments to joint venture partners and lenders to obtain releases from joint ventures that we elect to exit;

•	fund cost overruns associated with completion obligations; and

•

finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with a third party lender.

To the extent we utilize corporate financing sources to satisfy these potential joint venture obligations, such use reduces the amount of capital we otherwise have available for planned corporate expenditures.

At June 30, 2008 our unconsolidated joint ventures had borrowings outstanding that totaled approximately $507.3 million and equity that totaled approximately $488.2 million.

Other Financing Sources

Trust Deed and Other Notes Payable. From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At June 30, 2008, we had approximately $77.0 million outstanding in trust deed and other notes payable, including $43.8 million in secured debt that was assumed in connection with unwinding one joint venture during the 2008 second quarter and $4.4 million related to CDD bonds.

Mortgage Credit Facilities. At the beginning of the 2008 second quarter, our mortgage financing subsidiary utilized a single mortgage credit facility to fund its operations. This facility matured on May 1, 2008 and was not renewed. On May 30, 2008, we entered into a new $20 million interim uncommitted warehouse credit facility, which was subsequently increased to $40 million in June 2008, and is scheduled to mature on August 29, 2008. In addition, on June 26, 2008, we entered into two additional uncommitted mortgage credit facilities with an aggregate borrowing capacity totaling $80 million and having maturity dates of June 26, 2009. Each of these facilities is uncommitted (meaning that the lender has discretion to refuse to fund requests) and requires Standard Pacific Mortgage to maintain cash collateral accounts aggregating $4.3 million and requires Standard Pacific Mortgage to notify the lenders prior to entering into any new facilities. At June 30, 2008, we had approximately $47.8 million advanced under these mortgage credit facilities and as of and for the three and six months ended June 30, 2008 we were in compliance with the financial and other covenants contained in these facilities.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects. At June 30, 2008, we had approximately $323.3 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $182.0 million remaining in cost to complete. As a result of the recent deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some have asked for security with respect to outstanding bonds. If we are unable to obtain required bonds in the future, or are required to provide security for existing bonds, our liquidity would be negatively impacted.

Tax Refunds. For the taxable year ended December 31, 2007, we generated a tax refund of $235.6 million related to federal net operating loss (“NOL”) carrybacks which was collected in February 2008. In addition, as of June 30, 2008, we had up to approximately $74.7 million, net of a $60.6 million charge related to potential Section 382 limitations, in federal taxes previously paid, that were available for NOL carrybacks for the taxable year ended December 31, 2008. At June 30, 2008, $66.8 million of the $74.7 million in federal taxes available for NOL carrybacks was included in homebuilding other assets.

We believe that an ownership change under Section 382 occurred as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited on the use of certain tax attributes that are attributed to tax periods prior to the ownership change, which may potentially decrease the amount of federal taxes previously paid that are available for NOL carrybacks for the taxable year ended December 31, 2008. We are in the process of evaluating these potential carryback limitations, including potentially requesting a private ruling from the IRS to clarify the application of these rules to our specific facts, and to the extent we receive a successful outcome to such request, we may be able to reverse a portion of the current valuation allowance and the $74.7 million of federal taxes previously paid that are available for NOL carrybacks for the taxable year ended December 31, 2008 may increase.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions, our ability to effectively access these liquidity sources is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During 2007 and 2008, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition, coupled with the wide-spread decline in the general homebuilding market. It is possible that additional downgrades could occur for us if our financial condition and/or the outlook for the homebuilding industry deteriorate further.

Dividends

We paid no dividends to our stockholders during the six months ended June 30, 2008. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures, senior term loans and Senior Preferred Stock impose restrictions on our ability to pay dividends. We are prohibited by the terms of our revolving credit facility and senior term loans from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Our Senior Preferred Stock will begin accruing dividends on the liquidation preference from September 15, 2008 and continue to accrue, whether or not declared, and be payable quarterly in arrears on December 15, March 15, June 15 and September 15 of each year unless converted to Series B Preferred Stock. The dividends accrue at the following rate: (i) from September 15, 2008 to March 15, 2009, 17%, (ii) from March 15, 2009 to September 15, 2009, 17.5%, (iii) from September 15, 2009 to March 15, 2010, 18%, (iv) from March 15, 2010 to September 15, 2010, 18.5%, (iv) from September 15, 2010 to March 15, 2011, 19%, (v) from March 15, 2011 to September 15, 2011, 19.5%, and (vi) from and after September 15, 2011, 20%. The declaration and payment of the dividends on the Senior Preferred Stock will result solely in accretion of the amount of the accrued dividends to the liquidation preference and will not require the Company to make any payments in cash.

Stock Repurchase Program

On July 26, 2006, our Board of Directors authorized a $50 million stock repurchase plan. Through August 5, 2008, no shares have been repurchased under the stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves. In connection with the vesting of restricted stock grants made under our equity incentive plans, we repurchased an aggregate of approximately 64,445 shares from our executive officers to fund vesting-related tax obligations totaling approximately $268,000. We are currently prohibited by the terms of our revolving credit facility and term loans from repurchasing capital stock for cash.

Leverage

An important focus of management is controlling our leverage. Careful consideration is given to balancing operating opportunities while maintaining a targeted balance of our debt levels relative to our stockholders’ equity. While our adjusted homebuilding leverage has generally fluctuated over the past several years in the range of 45% to 55% (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to adjusted total book capitalization), it has recently exceeded this range due to the reduction in our equity base as a result of the significant level of impairments incurred by us. Our leverage and debt levels, including usage of our revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, joint venture funding requirements, acquisitions of other homebuilders, the consolidation of joint ventures into our condensed consolidated financial statements, changes in demand for new homes (including an increase in our cancellation rate), and inventory and goodwill impairment charges, land deposit write-offs and deferred tax valuation allowance charges. Historically, our leverage increases during the first three quarters of the year and reaches a low at year end. Our adjusted homebuilding leverage ratio was 50% at June 30, 2008.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under the letter of credit with no further financial responsibility to the land seller. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we will have to write off should we not purchase the land. At June 30, 2008, we had cash deposits and letters of credit outstanding of approximately $26.7 million and capitalized preacquisition and other development and construction costs of approximately $11.9 million relating to land purchase and option contracts having a total remaining purchase price of approximately $273.1 million. Approximately $61.7 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

For the three months ended June 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $5.9 million and $5.3 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the six months ended June 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $8.2 million and $4.2 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our corporate financing sources. While over the long term we plan to continue using these types of arrangements to finance the development of properties from time to time, we have significantly reduced our participation in joint ventures and the use of this type of financing during the current downturn. At June 30, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $507.3 million and equity that totaled $488.2 million compared to $1,120.8 million in joint venture indebtedness and $929.4 million in equity as of June 30, 2007.

While we are generally not required to record our unconsolidated joint venture borrowings on our consolidated balance sheets in accordance with U.S. generally accepted accounting principles, our potential future obligations to our joint venture partners and joint venture lenders include:

•	capital calls related to credit enhancements

•	planned and unplanned capital contributions

•	capital calls related to surety indemnities

•	buy-sell obligations

•	land development and construction completion obligations

•	land takedown obligations

•	capital calls related to environmental indemnities

•	joint venture exit costs, including loan payoffs

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At June 30, 2008, approximately $275.2 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $27.8 million we would be solely responsible for and $247.4 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document).

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

Land Takedown Obligations. Our land development joint ventures in some cases require us to purchase lots from the venture at pre-agreed to times and prices. As market conditions deteriorate, the required purchase terms of these lots may become uneconomic.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At June 30, 2008, our joint ventures had approximately $69.6 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures. As of June 30, 2008, we held membership interests in 37 homebuilding and land development joint ventures (excluding discontinued operations), of which 23 were active and 14 were inactive or winding down. Of the 23 active homebuilding and land development joint ventures (excluding discontinued operations), 12 had project specific financing as of June 30, 2008. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 10 largest joint ventures based on total assets as of June 30, 2008, representing over approximately 85% of the assets and debt of our unconsolidated joint ventures.

			As of June 30, 2008
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement		Construction Completion Guaranty
Joint Venture Name			Assets	Debt	Equity
			(Dollars in thousands)
Homebuilding:
Walnut Acquisition	2004	Pasadena, CA	$56,510	$45,696	$9,272	83.1%	Yes		Yes
LB/L - Duc II Scally Ranch	2002	American Canyon, CA	33,932	30,509	(1,989)	107.0%	Yes		Yes
Foundry Lofts	2006	Torrance, CA	27,517	19,732	7,052	73.7%	Yes		Yes
Creekside at Eagle Ridge	2005	Gilroy, CA	39,008	21,341	17,605	54.8%	Yes		Yes

Subtotal Select Homebuilding Joint Ventures			156,967	117,278	31,940	78.6%

Land Development:
Black Mountain Ranch	2003	San Diego, CA	126,185	45,836	49,373	48.1%	Yes		Yes
Menifee Development	2002	Menifee, CA	93,878	34,305	51,454	40.0%	Yes		Yes
November 2005
Land Investors	2005	Las Vegas, NV	468,209	181,747	193,213	48.5%	No	(3)	No
Riverpark Legacy	2004	Oxnard, CA	57,113	—	54,409	0.0%	Yes		Yes
Talega Associates (1)	1997	San Clemente, CA	79,269	53,042	21,225	71.4%	Yes		Yes
Centennial Founders	2000	Valencia, CA	39,943	—	39,685	0.0%	No		No

Subtotal Select Land Development Joint Ventures			864,597	314,930	409,359	43.5%

Subtotal of Select Joint Ventures			1,021,564	432,208	441,299	49.5%

Other Homebuilding and Land Development Joint Ventures (2)			116,734	52,518	48,051	52.2%
Discontinued operations (4)			23,732	22,608	(1,106)	105.1%

Total Homebuilding and Land Development Joint Ventures			$1,162,030	$507,334	$488,244	51.0%

(1)	This predominantly land development joint venture, originally consisting of approximately 3,800 lots, also includes two homebuilding projects with an aggregate of approximately 150 lots.

(2)	Represents approximately 27 unconsolidated homebuilding and land development joint ventures (excluding discontinued operations), of which 13 have ongoing homebuilding or land development activities and 14 are either inactive or winding down.

(3)	As of June 30, 2008, we had $53.1 million invested in this joint venture and are obligated to purchase approximately $21.9 million of lots from this joint venture pursuant to a take-down schedule beginning in the 2008 fourth quarter.

(4)	Reflects discontinued operations related to our Tucson operation.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn. The following lists a number of recent developments regarding our joint ventures.

•

Loan-to-Value Maintenance Related Payments. During the six months ended June 30, 2008, we made $16.5 million of loan remargin payments related to two of our Southern California and Arizona joint ventures.

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

•

Purchases and Consolidation. Purchasing a joint venture’s assets and paying off its debt increases our leverage and absolute consolidated debt levels. During the six months ended June 30, 2008, we purchased and unwound two Southern California joint ventures for approximately $53.0 million and assumed $47.7 million of joint venture indebtedness related to one joint venture.

•

Joint Ventures Exited and Acceleration of Joint Venture Lot Purchases. During the six months ended June 30, 2008, we and our joint venture partner unwound one Southern California joint venture, whereby each partner purchased their proportionate share of the lots from the joint venture. In addition, we accelerated the takedown of substantially all of the lots from one Southern California joint venture and one Arizona joint venture. In connection with these lot purchases, we accelerated the take-down of 1,186 lots from these joint ventures for approximately $112.3 million.

•

Subsequent Events. Subsequent to June 30, 2008, we exited two Northern California joint ventures (one of which, Creekside at Eagle Ridge, is listed in the table on page 53) with aggregate total joint venture assets and debt as of June 30, 2008 totaling approximately $47.8 million and $29.3 million, respectively, for a combined payment of approximately $3.3 million.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). This FSP would require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. Early adoption is not permitted and retroactive application is required for all periods presented. FSP 14-1 is effective for our fiscal year beginning January 1, 2009. Upon adoption on January 1, 2009, approximately $25 million of our Senior Subordinated Convertible Notes due in 2012 will be classified in stockholders’ equity, and the remaining principal amount of the notes will be accreted to its redemption value, approximately $78.5 million, through interest expense over the remaining term of these notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2008. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets at June 30, 2008. The related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded approximately $1.2 million and $158,000 of income during the three and six months ended June 30, 2008, respectively, to other income (expense). During the second quarter of 2008, we repaid $35 million of our Term Loan A which resulted in the related interest rate swap being ineffective, and as a result, we recorded $1.6 million of expense during the three and six months ended June 30, 2008, which had previously been included in other comprehensive income or loss. In addition, further other comprehensive income or loss may be reclassified into expense as quarterly payments are made on the loan in accordance with the Credit Facilities amendment entered into in June 2008. The residual ineffective portion of the swap will be amortized over the remaining term of the loan. The estimated fair value of the swaps at June 30, 2008 represented a liability of $19.8 million, which was included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2008, we recorded after-tax other comprehensive gains of $9.9 million and $2.4 million, respectively, relating to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage, and our joint venture, SPH Home Mortgage. Our mortgage financing joint venture, and for a portion of its loan originations, Standard Pacific Mortgage, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our financial services joint venture, these loans are presold and promptly transferred to our financial institution partner or third party investors. In the case of Standard Pacific Mortgage, these loans are presold to third party investors. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from third party investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil. As of June 30, 2008, Standard Pacific Mortgage held approximately $16.3 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a significant portion of its mortgage loans on a non-presold basis. The loans originated on a non-presold basis are substantially ”conforming” or “government” loans, which are loans eligible for sale to, or guarantee by, a government sponsored enterprise, such as Fannie Mae, Freddie Mac, the Federal Housing Administration or the Veterans Administration. When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 45 days before the loans are sold to third party investors. Standard Pacific Mortgage utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of June 30, 2008, Standard Pacific Mortgage had approximately $70.9 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our emphasis on generating positive cash flow, strengthening our balance sheet and improving our liquidity;

•	reducing homebuilding inventories;

•	the potential need to further reduce home prices or adjust discounts and the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	a slowdown in demand and a decline in new home orders;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, our backlog of homes and the estimated sales value of our backlog;

•	the strength of our brand and our employees;

•	the cancellation rate for sales orders;

•	our intent to continue to utilize joint venture vehicles;

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

•	the supply and pricing of homes available for sale in the new and resale markets;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	our significant amount of debt and the impact of restrictive covenants in our credit agreements, public notes and private term loans and our ability to comply with these covenants;

•	potential adverse market and lender reaction to our financial condition and results of operations;

•	a negative change in our credit rating or outlook;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage financing operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

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

On August 16, 2007, Plaintiff Vinod Patel filed a Complaint in the United States District Court for the Central District of California, titled Patel v. Parnes, Case No. CV07-05364 MMM (SHx). The Complaint named Andrew Parnes, Standard Pacific’s Chief Financial Officer, as a defendant. On December 3, 2007, the Court appointed Pinellas Park Retirement System, Plumbers Local No. 98 Defined Benefit Pension Fund, and the City of Pontiac General Employees’ Retirement System as Lead Plaintiffs. On or about January 23, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint for Violations of Federal Securities Laws. The Consolidated Complaint named Andrew Parnes and Stephen Scarborough, Standard Pacific’s Chief Executive Officer, President and Chairman of the Board, as defendants. The Consolidated Complaint did not name the Company as a defendant. In the Consolidated Complaint, Plaintiffs sought to certify a class of all persons who purchased the publicly traded securities of Standard Pacific between October 27, 2005 and August 2, 2007. Plaintiffs alleged that the price of Standard Pacific’s common stock was artificially inflated during this period because Mr. Parnes and Mr. Scarborough provided false and misleading earnings and sales guidance to the public that lacked a reasonable basis due to the adverse impact of rising interest rates, slowing housing markets and other macro-economic factors affecting Standard Pacific. Plaintiffs asserted claims against Mr. Parnes and Mr. Scarborough for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and against Mr. Parnes for violation of Section 20A of the Securities Exchange Act of 1934.

Mr. Scarborough and Mr. Parnes filed a motion seeking dismissal of the case on March 10, 2008. On May 19, 2008, the Court granted the motion, and dismissed the Consolidated Complaint with leave to amend. In its May 19, 2008 order, the Court allowed Lead Plaintiffs until July 3, 2008 to file any amended complaint. On July 3, 2008, Lead Plaintiffs filed a Notice of Intent Not to File an Amended Complaint, in which Lead Plaintiffs stated that they do not intend to file any amended complaint in this action.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe these claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 1A.	RISK FACTORS

The following risk factors replace in their entirety those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2008.

Adverse changes in general and local economic conditions have affected and may continue to affect the demand for homes and reduce our earnings.

The residential homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Over the last several years, falling consumer confidence, a decreased availability of financing and higher interest rates on certain mortgage products have, among other factors, adversely impacted the homebuilding industry and our operations and financial condition. These conditions may continue or worsen.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through our financial services operations or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Over the last year, many lenders have significantly tightened their underwriting standards, mortgage interest rates on some mortgage products have increased, and many subprime and other alternative mortgage products are no longer available in the marketplace. In addition, the Housing and Economic Recovery Act of 2008 prohibits, as of October 15, 2008, seller funded downpayment assistance programs. Downpayment assistance programs were utilized by approximately 12% of our homebuyers in the first six months of 2008. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results. These conditions may continue or worsen.

We are experiencing a significant and substantial downturn in homebuyer demand. Continuation of this downturn may result in a continuing reduction in our revenues and deterioration of our margins.

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

We provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the recent deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

We may be unable to repay, renew or extend our outstanding debt instruments when they are due.

We have a significant amount of debt. Our revolving credit facility which, as of June 30, 2008, had borrowings outstanding of $55.0 million, matures in May 2011. In addition, we have an aggregate of approximately $401.0 million in senior notes that mature between 2008 and 2010 and approximately $1,064.0 million in senior and senior subordinated notes and term loans that mature between 2011 and 2015. There can be no assurance that we will be able to repay these debt arrangements or extend or renew them on terms acceptable to us, or at all. If we are unable to repay, renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources and financial condition.

We may be unable to maintain compliance with the covenants or meet certain financial ratios that must be satisfied as conditions to incurring additional indebtedness or making restricted payments contained in our debt instruments.

Our revolving credit facility, term loans and the indentures for our outstanding notes impose restrictions on our operations, financing, investments and other activities, as well as limiting dividends and distributions on our stock. The indentures for our outstanding notes provide that the Company must either stay below a maximum leverage ratio or maintain a minimum interest coverage ratio in order to be permitted to incur additional indebtedness beyond limited categories of indebtedness specified in the indentures. The indentures also provide that, in order to make restricted payments (including dividends and distributions on stock or investments beyond limited categories of investments specified in the indentures), the Company must satisfy the ratio requirements for incurrence of additional debt and generate (by a formula based on 50% of consolidated net income) a basket for such additional restricted payments. Our amended revolving credit facility contains a liquidity test requiring the Company to maintain either a minimum ratio of cash flow from operations to consolidated home building interest incurred or a minimum interest reserve and also prohibits, subject to various exceptions, the repurchase of capital stock, payment of dividends, the making of investments and the incurrence and early repayment of debt. Generally, future borrowings under our amended revolving credit facility will be required to be secured by available collateral.

There can be no assurance that we will meet the covenants or financial ratios, as applicable, in our revolving credit facility, term loans and the indentures for our outstanding notes if slowing market conditions continue or worsen. If we are unable to comply with or meet any one or more of these covenants or financial ratios, as applicable, we could be precluded from incurring additional borrowings and, in the event of default, our obligation to repay indebtedness outstanding under the facility, our term loans, and our outstanding note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, such as the conditions we are currently experiencing, which have resulted in impairments of a number of our land positions and write-offs of certain of our land option deposits and pre-acquisition costs. If current market conditions continue to deteriorate, our competition adjust their pricing strategy or if other significant adverse changes in economic or market conditions occur, we may have to impair additional land holdings and works in progress, write down or write off goodwill recorded in connection with acquisitions, write down our investments in unconsolidated joint ventures, write off option deposits and pre-acquisition costs, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market.

While not a significant issue under current market conditions, our long-term success also depends in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. Should suitable land opportunities become less available, it could limit our ability to develop new communities, increase land costs and negatively impact our sales and earnings.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.

Our operations, including our joint venture operations, require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or by borrowing more money, to fund our operations and inventory or repay our indebtedness, particularly in the event of a continued market downturn. Although we currently have availability under our revolving credit facility, this facility and our term loans contain provisions that limit the amount we can borrow under the revolving credit facility or from other sources.

Our requirements for additional capital, whether to finance activities or refinance existing obligations, fluctuates as market conditions and our financial performance and operations change. The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or strength could adversely affect our ability to obtain necessary funds, result in a credit ratings downgrade or change in outlook, or otherwise increase our cost of borrowing. During 2007 and 2008, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition coupled with the wide-spread decline in the general homebuilding market. It is possible that additional downgrades could occur if our financial condition deteriorates further and/or the outlook for the homebuilding industry declines further.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result. In addition, our certificate of incorporation also authorizes our board of directors to issue new series of common stock and preferred stock without stockholder approval. If any such series were created, depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights or the value of our common stock could be negatively affected. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in numerous unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest. Our participation in these types of joint ventures has increased over time and will likely continue to represent a meaningful portion of our business. At June 30, 2008, we had invested an aggregate of $139.2 million in these joint ventures, which had borrowings outstanding of approximately $507.3 million, as compared to $294.0 million and $771.0 million, respectively, at December 31, 2007.

While these joint ventures provide us with a means of accessing larger land parcels and lot positions while managing our risk profile, they are subject to a number of risks, including the following:

•

Restricted Payment Risk. Our public note indentures prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either of a leverage condition or an interest coverage condition. As of June 30, 2008, we satisfied the leverage condition. As a result, we are currently able to make restricted payments, but a further deterioration of our financial condition might leave us unable to satisfy these conditions and therefore unable to make payments to satisfy our joint venture obligations, other than through funds available from our unrestricted subsidiaries. Our ability to make restricted payments is also subject to a basket limitation. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and remargin agreements.

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

We may not be able to successfully identify, complete and integrate acquisitions, which could harm our profitability and divert management resources.

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

We generate a significant amount of our revenues and profits in California. In addition, a significant portion of our business, revenues and profits outside of California are concentrated in Arizona and Florida. Demand for new homes, and in some instances home prices, have been declining in California, Arizona and Florida, negatively impacting our earnings and financial position. There can be no assurance that our earnings and financial position will not be further impacted if the challenging conditions in these markets continue or worsen.

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

Under current market conditions, we have experienced intense price competition as many builders seek to aggressively reduce their inventory levels and land holdings. Many of our competitors are better capitalized and have lower leverage than we do, which may position them to compete more effectively on price (which can trigger impairments), better enable them to ride out the current industry-wide downturn and allow them to compete more effectively for land when conditions improve.

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

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results.

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

In addition, new housing developments, including in California where a significant portion of our business is conducted, are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales and/or profitability.

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

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. While, as of June 30, 2008, our mortgage subsidiary had been required to repurchase only 0.05% and 0.37% of the total dollar value of the loans it originated in 2007 and 2006, respectively, as loan defaults in general increase it is possible that our mortgage subsidiary will be required to make a materially higher level of repurchases in the future. In addition, a number of homebuyers have initiated lawsuits against builders and lenders claiming, among other things, that builders pressured the homebuyers to make inaccurate statements on loan applications and/or that the lenders failed to correctly explain the terms of adjustable rate and interest-only loans. A number of regulatory authorities have also indicated that they are investigating similar allegations. While we and our mortgage subsidiary have not experienced such lawsuits and are not, to our knowledge, the subject of any such investigations, as loan defaults increase the possibility of becoming subject to such a lawsuit or investigation becomes more likely. If our mortgage subsidiary experiences a higher level of repurchase obligations or we or our mortgage subsidiary become the subject of borrower lawsuits or regulatory authority action our financial results may be negatively impacted.

We are subject to product liability and warranty claims arising in the ordinary course of business, which can be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Additionally, the coverage offered by and availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted or become more costly.

We are dependent on the services of key employees and the loss of any of these individuals or an inability to hire additional personnel could adversely affect us.

Our success is dependent upon our ability to attract and retain skilled employees, including senior level personnel with significant management and leadership skills. Competition for the services of these individuals in most of our operating markets is intense. If we are unable to attract and retain skilled employees, we may be unable to accomplish the objectives set forth in our business plan.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described more fully in our current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008, we issued 381,250 shares of Senior Preferred Stock and a Warrant to purchase 272,670 shares of Senior Preferred Stock (or Series B Preferred Stock if stockholder approval is obtained) to MP CA Homes, LLC on June 27, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting held on May 14, 2008, Standard Pacific’s stockholders elected Douglas C. Jacobs and Larry D. McNabb as Class II directors. In addition, stockholders approved our 2008 equity incentive plan, approved a proposal to declassify the Board of Directors, denied a stockholder proposal regarding the adoption of quantitative goals to reduce greenhouse gas emissions, and ratified the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm. Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-Votes
Election of Douglas C. Jacobs	47,989,194	N/A	11,639,327	N/A
Election of Larry D. McNabb	45,196,304	N/A	14,432,217	N/A
2008 Equity Incentive Plan	36,950,329	3,143,961	123,414	19,410,817
Proposal to declassify the Board of Directors	28,866,156	10,526,262	825,285	19,410,818
Proposal regarding adoption of goals to reduce greenhouse gas emissions	11,293,914	22,251,687	6,672,103	19,410,817
Ratification of appointment of Ernst & Young LLP	59,184,116	230,030	214,375	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Certificate of Designations of Senior Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

3.2	Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

4.1	Fourth Supplemental Indenture relating to the Company’s 9 1/4% Senior Subordinated Notes due 2012, dated June 26, 2008, by and among the Registrant, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, dated June 27, 2008, by and between the Registrant and Mellon Investor Services LLC, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

10.1	Warrant to Purchase Shares of Senior Convertible Preferred Stock or Series B Junior Participating Convertible Preferred Stock, dated June 27, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

10.2	Investment Agreement, dated May 26, 2008, by and between the Registrant and MP CA Homes LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2008.

10.3	Amendment No. 1 to Investment Agreement, dated June 27, 2008, by and between the Registrant and MP CA Homes LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

10.4	Stockholders Agreement, dated June 27, 2008, by and between the Registrant and MP CA Homes LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

10.5	Fifth Amendment to Revolving Credit Agreement and Fourth Amendment to Term Loan A Credit Agreement, dated June 27, 2008, by and among the Registrant, Bank of America, N.A. and the other Lenders a party thereto, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

10.6	Notice of Revolver and Term A Amendment, dated June 30, 2008, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

10.7	2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

10.8	Douglas C. Krah Separation Agreement, dated July 15, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2008.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

Dated: August 7, 2008	By:	/s/ JEFFREY V. PETERSON
Jeffrey V. Peterson
Chairman of the Board of Directors,
Chief Executive Officer and President

Dated: August 7, 2008	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President – Finance and Chief Financial Officer