Form 10-Q
period 2008-09-30
STANDARD PACIFIC CORP /DE/
filed 2008-11-07
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Registrant’s shares of common stock outstanding at November 5, 2008: 100,526,035

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$394,942	$594,266	$1,145,608	$1,782,673
Land sale revenues	5,398	48,953	13,609	172,552

Total revenues	400,340	643,219	1,159,217	1,955,225

Cost of home sales	(547,537)	(589,219)	(1,460,382)	(1,715,486)
Cost of land sales	(59,375)	(102,520)	(97,704)	(280,742)

Total cost of sales	(606,912)	(691,739)	(1,558,086)	(1,996,228)

Gross margin	(206,572)	(48,520)	(398,869)	(41,003)

Selling, general and administrative expenses	(76,894)	(93,621)	(235,473)	(278,770)
Loss from unconsolidated joint ventures	(91,937)	(38,459)	(130,322)	(119,049)
Interest expense	(3,938)	—	(3,938)	—
Other income (expense)	(8,941)	(4,375)	(21,484)	(22,378)

Homebuilding pretax loss	(388,282)	(184,975)	(790,086)	(461,200)

Financial Services:
Revenues	2,492	2,336	10,897	12,015
Expenses	(3,106)	(3,593)	(11,063)	(11,923)
Income from unconsolidated joint ventures	284	248	659	780
Other income	17	155	128	501

Financial services pretax income (loss)	(313)	(854)	621	1,373

Loss from continuing operations before income taxes	(388,595)	(185,829)	(789,465)	(459,827)
(Provision) benefit for income taxes	19,840	72,087	(42,030)	179,025

Loss from continuing operations	(368,755)	(113,742)	(831,495)	(280,802)
Loss from discontinued operations, net of income taxes	(69)	(5,924)	(2,005)	(45,574)

Net loss	(368,824)	(119,666)	(833,500)	(326,376)
Less: Net loss allocated to preferred shareholders	164,728	—	187,842	—

Net loss available to common stockholders	$(204,096)	$(119,666)	$(645,658)	$(326,376)

Basic Loss Per Share:
Continuing operations	$(2.53)	$(1.58)	$(8.57)	$(3.90)
Discontinued operations	—	(0.08)	(0.02)	(0.63)

Basic loss per share	$(2.53)	$(1.66)	$(8.59)	$(4.53)

Diluted Loss Per Share:
Continuing operations	$(2.53)	$(1.58)	$(8.57)	$(3.90)
Discontinued operations	—	(0.08)	(0.02)	(0.63)

Diluted loss per share	$(2.53)	$(1.66)	$(8.59)	$(4.53)

Weighted Average Common Shares Outstanding:
Basic	80,681,394	72,267,863	75,155,044	72,120,101
Diluted	145,800,364	72,267,863	97,019,962	72,120,101
Cash dividends per share	$—	$0.04	$—	$0.12

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$711,953	$219,141
Trade and other receivables	35,728	28,599
Inventories:
Owned	1,626,398	2,059,235
Not owned	78,523	109,757
Investments in and advances to unconsolidated joint ventures	59,518	293,967
Deferred income taxes	7,183	143,995
Goodwill and other intangibles	35,522	35,597
Other assets	124,305	300,135

	2,679,130	3,190,426

Financial Services:
Cash and equivalents	9,197	12,413
Mortgage loans held for sale	60,983	155,340
Mortgage loans held for investment	12,341	10,973
Other assets	7,185	11,847

	89,706	190,573

Assets of discontinued operations	1,651	19,727

Total Assets	$2,770,487	$3,400,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$65,346	$95,190
Accrued liabilities	201,820	280,513
Liabilities from inventories not owned	37,707	43,007
Revolving credit facility	52,500	90,000
Trust deed and other notes payable	71,542	34,714
Senior notes payable	1,312,973	1,400,344
Senior subordinated notes payable	148,693	249,350

	1,890,581	2,193,118

Financial Services:
Accounts payable and other liabilities	3,291	5,023
Mortgage credit facilities	65,110	164,172

	68,401	169,195

Liabilities of discontinued operations	1,470	5,221

Total Liabilities	1,960,452	2,367,534

Minority Interests	21,909	38,201
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 and 0 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5	—
Common stock, $0.01 par value; 600,000,000 shares authorized; 100,526,035 and 72,689,595 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,005	727
Additional paid-in capital	964,404	340,067
Retained earnings (deficit)	(166,620)	666,880
Accumulated other comprehensive loss, net of tax	(10,668)	(12,683)

Total Stockholders’ Equity	788,126	994,991

Total Liabilities and Stockholders’ Equity	$2,770,487	$3,400,726

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(831,495)	$(280,802)
Income (loss) from discontinued operations, net of income taxes	(2,005)	(45,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	129,663	118,634
Cash distributions of income from unconsolidated joint ventures	771	16,085
Depreciation and amortization	5,300	5,930
(Gain) loss on disposal of property and equipment	901	—
(Gain) loss on early extinguishment of debt	8,019	—
Amortization of stock-based compensation	10,332	9,811
Excess tax benefits from share-based payment arrangements	—	(1,498)
Deferred income taxes	(211,893)	(141,498)
Inventory impairment charges and write-offs of deposits and capitalized preacquisition costs	583,279	495,811
Goodwill impairment charges	—	29,380
Deferred tax asset valuation allowance	348,705	—
Changes in cash and equivalents due to:
Trade and other receivables	(5,415)	(647)
Mortgage loans held for sale	94,357	171,006
Inventories - owned	(27,489)	40,959
Inventories - not owned	(8,400)	9,665
Other assets	168,412	(81,935)
Accounts payable	(32,661)	4,769
Accrued liabilities	(32,418)	(42,521)

Net cash provided by (used in) operating activities	197,963	307,575

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(77,702)	(210,640)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	96,845	65,501
Other investing activities	(2,723)	(12,964)

Net cash provided by (used in) investing activities	16,420	(158,103)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(37,500)	(36,000)
Principal payments on trust deed and other notes payable	(12,146)	(8,602)
Principal payments on senior notes payable	(58,875)	(25,000)
Net proceeds from the issuance of senior subordinated convertible notes	—	97,000
Purchase of senior subordinated convertible note hedge	—	(9,120)
Net proceeds from (payments on) mortgage credit facilities	(99,062)	(167,744)
Excess tax benefits from share-based payment arrangements	—	1,555
Dividends paid	—	(7,778)
Repurchases of common stock	(726)	(2,901)
Net proceeds from the issuance of Senior Preferred Stock and the issuance of Warrant	339,171	—
Net proceeds from the issuance of Junior Preferred Stock	65,422	—
Net proceeds from the issuance of common stock and common stock under share lending agreement	78,930	60
Proceeds from the exercise of stock options	—	3,862

Net cash provided by (used in) financing activities	275,214	(154,668)

Net increase (decrease) in cash and equivalents	489,597	(5,196)
Cash and equivalents at beginning of period	231,561	32,103

Cash and equivalents at end of period (including discontinued operations)	$721,158	$26,907

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2008 and the results of operations and cash flows for the periods presented.

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

On May 26, 2008, we entered into an Investment Agreement (the “Investment Agreement”) with MP CA Homes (“MatlinPatterson”), an affiliate of MatlinPatterson Global Advisers LLC, whereby MatlinPatterson committed to, among other things, invest in the aggregate over $530 million in equity in the Company. We consummated the following transactions pursuant to the Investment Agreement:

•

On June 27, 2008, we issued 381,250 shares of a new series of senior convertible preferred stock (“Senior Preferred Stock”) to MatlinPatterson for $381.3 million in cash. Upon obtaining stockholder approval on August 18, 2008, the shares of Senior Preferred Stock automatically converted into shares of Series B junior participating convertible preferred stock (the “Series B Preferred Stock”), which are convertible into 125 million shares of our common stock;

•

On June 27, 2008, MatlinPatterson exchanged $128.5 million of our senior and senior subordinated notes for a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which became excercisable for Series B Preferred Stock following the receipt of stockholder approval on August 18, 2008. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock; and

•

We commenced a rights offering (“Rights Offering”) pursuant to which each holder of our common stock as of the record date of July 28, 2008 was offered a right (“Right”) to purchase up to such holder’s pro rata share of approximately 50 million shares of our common stock at a per share price of $3.05 (equivalent to 0.68523554 shares of common stock for each Right). The offer expired August 22, 2008 and rights to purchase approximately 27.2 million shares of common stock were exercised for a total subscription price of $82.9 million. As contemplated by the Investment Agreement, MatlinPatterson purchased from us (in the form of Series B Preferred Stock), the 22.8 million equivalent shares of common stock not purchased by our existing common stockholders in the Rights Offering for a total subscription price of $69.6 million. In addition, we received approximately $562,000 for subscription rights associated with borrowed shares related to our share lending facility.

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

Our homebuilding operations construct and sell single-family attached and detached homes. In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California, consisting of our operating divisions in California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and North Carolina. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution.

Our mortgage financing operations provide mortgage financing to our homebuyers in substantially all of the markets in which we operate. Our title service operation provides title examinations for our homebuyers in Texas. Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under “Financial Services.”

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Homebuilding revenues:
California	$209,813	$304,117	$583,304	$881,590
Southwest (1)	108,268	186,640	333,759	627,299
Southeast	82,259	152,462	242,154	446,336

Total homebuilding revenues	$400,340	$643,219	$1,159,217	$1,955,225

Homebuilding pretax loss:
California	$(226,471)	$(131,723)	$(489,131)	$(327,518)
Southwest (1)	(109,389)	(6,434)	(172,461)	(52,225)
Southeast	(45,333)	(45,677)	(97,845)	(77,121)
Corporate	(7,089)	(1,141)	(30,649)	(4,336)

Total homebuilding pretax loss	$(388,282)	$(184,975)	$(790,086)	$(461,200)

Homebuilding loss from unconsolidated joint ventures:
California	$(46,492)	$(37,192)	$(81,871)	$(117,919)
Southwest (1)	(45,445)	243	(46,125)	411
Southeast	—	(1,510)	(2,326)	(1,541)

Total homebuilding loss from unconsolidated joint ventures	$(91,937)	$(38,459)	$(130,322)	$(119,049)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

Homebuilding pretax loss includes the following pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended September 30, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$6,675	$2,214	$—	$8,889
Inventory impairments	163,580	61,627	42,009	267,216
Joint venture impairments	46,431	45,818	—	92,249

Total impairments and write-offs	$216,686	$109,659	$42,009	$368,354

	Three Months Ended September 30, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$3,695	$379	$2,391	$6,465
Inventory impairments	103,392	14,061	50,545	167,998
Joint venture impairments	40,234	—	1,356	41,590

Total impairments and write-offs	$147,321	$14,440	$54,292	$216,053

	Nine Months Ended September 30, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$9,020	$5,113	$2,966	$17,099
Inventory impairments	361,776	120,172	84,232	566,180
Joint venture impairments	79,833	45,818	954	126,605

Total impairments and write-offs	$450,629	$171,103	$88,152	$709,884

	Nine Months Ended September 30, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$2,550	$5,380	$2,776	$10,706
Inventory impairments	246,498	91,321	91,373	429,192
Joint venture impairments	132,438	—	1,356	133,794
Goodwill impairments	—	—	17,950	17,950

Total impairments and write-offs	$381,486	$96,701	$113,455	$591,642

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Homebuilding assets:
California	$1,021,284	$1,375,363
Southwest (1)	401,089	622,584
Southeast	423,963	543,910
Corporate	832,794	648,569

Total homebuilding assets	$2,679,130	$3,190,426

Homebuilding investments in and advances to unconsolidated joint ventures:
California	$49,086	$220,608
Southwest (1)	9,924	69,462
Southeast	508	3,897

Total homebuilding investments in and advances to unconsolidated joint ventures	$59,518	$293,967

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

4.	Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”). SFAS 128 requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Our Series B Preferred Stock, which is convertible into common stock at the holder’s option (subject to a limitation on voting control), is classified as a convertible participating security in accordance with SFAS 128 and EITF No. 03-6, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net loss allocated to our Series B Preferred shareholders is calculated based on the preferred shareholders proportionate share of weighted average common shares outstanding on an if-converted basis.

For purposes of determining diluted earnings per share, basic earnings per share is further adjusted to include the effect of the potential dilutive shares outstanding, including convertible participating securities using the if-converted method. Warrants to purchase shares of convertible participating securities, stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units are included for purposes of computing diluted earnings per share using the treasury stock method. For the three and nine months ended September 30, 2008 and 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The table set forth below reconciles the components of the basic loss per share calculation to diluted loss per share.

	Three Months Ended September 30,
	2008			2007
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic loss per share from continuing operations	$(204,057)	80,681,394	$(2.53)	$(113,742)	72,267,863	$(1.58)
Effect of dilutive securities:
Loss allocated to preferred shareholders	(164,698)	65,118,970		—	—

Diluted loss per share from continuing operations	$(368,755)	145,800,364	$(2.53)	$(113,742)	72,267,863	$(1.58)

Basic loss per share from discontinued operations	$(39)	80,681,394	$(0.00)	$(5,924)	72,267,863	$(0.08)
Effect of dilutive securities:
Loss allocated to preferred shareholders	(30)	65,118,970		—	—

Diluted loss per share from discontinued operations	$(69)	145,800,364	$(0.00)	$(5,924)	72,267,863	$(0.08)

Basic loss per share	$(204,096)	80,681,394	$(2.53)	$(119,666)	72,267,863	$(1.66)

Diluted loss per share	$(368,824)	145,800,364	$(2.53)	$(119,666)	72,267,863	$(1.66)

	Nine Months Ended September 30,
	2008			2007
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic loss per share from continuing operations	$(644,105)	75,155,044	$(8.57)	$(280,802)	72,120,101	$(3.90)
Effect of dilutive securities:
Loss allocated to preferred shareholders	(187,390)	21,864,918		—	—

Diluted loss per share from continuing operations	$(831,495)	97,019,962	$(8.57)	$(280,802)	72,120,101	$(3.90)

Basic loss per share from discontinued operations	$(1,553)	75,155,044	$(0.02)	$(45,574)	72,120,101	$(0.63)
Effect of dilutive securities:
Loss allocated to preferred shareholders	(452)	21,864,918		—	—

Diluted loss per share from discontinued operations	$(2,005)	97,019,962	$(0.02)	$(45,574)	72,120,101	$(0.63)

Basic loss per share	$(645,658)	75,155,044	$(8.59)	$(326,376)	72,120,101	$(4.53)

Diluted loss per share	$(833,500)	97,019,962	$(8.59)	$(326,376)	72,120,101	$(4.53)

On September 3, 2008, we completed our Rights Offering for which each holder of our common stock as of the record date was issued a transferrable right to purchase up to such holder’s pro rata share of 50 million shares of our common stock at a per share price of $3.05. Record date stockholders received one right for every 0.68523554 shares of common stock on the record date. The market price of our common stock was $4.08 per share on July 23, 2008, which was the last day that our common stock and the rights traded together. Since the $3.05 per share subscription price of common stock issued under the rights offering was lower than the $4.08 per share market price on July 23, 2008, the rights offering contained a bonus element as defined under SFAS 128. As a result, we retroactively increased the weighted average common shares outstanding used to compute basic and diluted earnings (loss) per share by an adjustment factor of approximately 1.1144 for all periods prior to the rights issue. See Note 2 for further discussion of the Rights Offering.

5.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net loss	$(368,824)	$(119,666)	$(833,500)	$(326,376)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	(341)	(5,252)	2,015	(1,406)

Comprehensive loss	$(369,165)	$(124,918)	$(831,485)	$(327,782)

6.	Stock-Based Compensation

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

On May 14, 2008, our stockholders approved our 2008 Stock Incentive Plan (the “2008 Plan”). Under the 2008 Plan, the maximum number of shares of common stock that may be issued is 21,940,000. During the nine months ended September 30, 2008, we granted 12,765,000 stock options, issued 123,424 shares of unrestricted stock, and granted performance share awards, net of cancellations, pursuant to which 170,000 shares were issued.

We have determined that the change of control provisions under our stock option, performance share and restricted stock agreements were triggered by obtaining stockholder approval on August 18, 2008 to convert the outstanding Senior Preferred Stock to Series B Convertible Preferred Stock. As a result, we adjusted the requisite service periods in accordance with SFAS 123R and accelerated compensation expense of approximately $4.5 million and $4.8 million during the three and nine months ended September 30, 2008, respectively, related to stock options, performance share awards, and restricted stock grants that were outstanding as of August 18, 2008.

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Stock options	$3,307	$1,558	$5,852	$4,720
Performance share awards	1,581	1,241	3,296	3,935
Restricted and unrestricted stock grants	286	378	1,184	1,156

Total	$5,174	$3,177	$10,332	$9,811

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of September 30, 2008		As of December 31, 2007
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)
Unvested stock options	$16,054	4.0 years	$3,855	1.8 years
Nonvested performance share awards	—	—	3,384	1.8 years
Nonvested restricted stock grants	—	—	842	0.9 years

Total unrecognized compensation expense	$16,054	4.0 years	$8,081	1.7 years

7.	Inventories

Inventories consisted of the following at:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Inventories owned:
Land and land under development	$897,828	$1,162,651
Homes completed and under construction	579,023	711,848
Model homes	149,547	184,736

Total inventories owned	$1,626,398	$2,059,235

Inventories not owned:
Land purchase and lot option deposits	$18,900	$28,542
Variable interest entities, net of deposits	25,416	49,640
Other lot option contracts, net of deposits	34,207	31,575

Total inventories not owned	$78,523	$109,757

Under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.

If a VIE exists and we have a variable interest in that entity, FIN 46R requires us to calculate expected losses and residual returns for the VIE based on the probability of estimated future cash flows as described in FIN 46R. If we are deemed to be the primary beneficiary of a VIE based on such calculations, we are required to consolidate the VIE on our balance sheet.

At September 30, 2008 and December 31, 2007, we consolidated 3 and 7 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $3.0 million and $8.1 million as of September 30, 2008 and December 31, 2007, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007 were inventories not owned related to these VIEs of approximately $27.9 million and $56.8 million (which includes $2.5 million and $7.1 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $3.5 million and $11.4 million, and minority interests of approximately $21.9 million and $38.2 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of the project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the nine months ended September 30, 2008 and 2007, were generally in the 8% to 12% range and discount rates were generally in the 15% to 25% range, with a small portion of projects in the low 30% range. The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$209,228	$115,848	$477,274	$318,165
Land held for sale or sold	57,988	52,150	88,906	111,027

Total inventory impairments	$267,216	$167,998	$566,180	$429,192

Remaining carrying value of inventory impaired at period end	$423,602	$411,743	$714,756	$709,056

Number of projects impaired during the period	75	48	129	90

Total number of projects included in inventories-owned and reviewed for impairment during the period	286	358

These impairment charges were included in cost of sales in the accompanying condensed consolidated statements of operations (see Note 3 for a breakout of impairment charges by segment). The impairment charges recorded during the periods noted above resulted from lower home prices, which were driven by increased incentives, discounts and price reductions to address weaker demand and homebuyer confidence, resulting from decreased affordability, more limited availability of mortgage credit, and an increased number of communities and completed and existing homes available for sale in the marketplace. These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices. Until market conditions stabilize, we may incur additional impairments in the future.

8.	Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”). To the extent our debt exceeds our qualified inventory as defined in SFAS 34, we expense a portion of the interest incurred by us. For the three and nine months ended September 30, 2008, we expensed $3.9 million of interest costs related to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with SFAS 34. All interest costs incurred during the first six months of 2008 and all of 2007 were capitalized to inventories.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in and advances to unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense (including discontinued operations), for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, beginning of period	$174,452	$155,367	$137,418	$139,470
Homebuilding interest incurred and capitalized	29,390	35,759	102,206	102,456
Amortization of previously capitalized homebuilding interest	(21,416)	(27,864)	(57,198)	(78,664)

Homebuilding interest capitalized in inventories owned and investments in and advances to unconsolidated joint ventures, end of period	$182,426	$163,262	$182,426	$163,262

Homebuilding interest expense	$3,938	$—	$3,938	$—

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

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash	$57,696	$60,771
Inventories	952,678	1,640,601
Other assets	22,513	30,507

Total assets	$1,032,887	$1,731,879

Liabilities and Equity:
Accounts payable and accrued liabilities	$128,311	$176,634
Construction loans and trust deed notes payable	512,184	770,969
Equity	392,392	784,276

Total liabilities and equity	$1,032,887	$1,731,879

Our share of equity in the unconsolidated joint ventures included in the table above was approximately $99.5 million and $269.5 million at September 30, 2008 and December 31, 2007, respectively. Our net investment in these joint ventures totaled approximately $59.5 million and $294.0 million, respectively, as of September 30, 2008 and December 31, 2007. These investment amounts included approximately $10.4 million and $11.3 million, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2008 and December 31, 2007. In some cases our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of differences between asset impairments recorded against our joint venture investments and impairments recorded by the applicable joint venture.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues	$36,102	$98,664	$116,535	$286,261
Cost of sales and expenses	(100,476)	(139,413)	(232,610)	(416,392)

Net loss	$(64,374)	$(40,749)	$(116,075)	$(130,131)

Loss from unconsolidated joint ventures as presented in the accompanying condensed consolidated statements of operations reflects our proportionate share of the loss of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The following table summarizes joint venture inventory impairments from continuing operations recorded during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$19,295	$25,124	$48,321	$80,206
Land development joint ventures	72,954	16,466	78,284	53,588

Total joint venture impairments	$92,249	$41,590	$126,605	$133,794

Number of projects impaired during the period	6	11	18	17

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period (1)	18	59

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

These charges were included in loss from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended September 30, 2008, we recorded net management fee expense of approximately $338,000 related to management fees that were recognized in previous periods which were deemed uncollectable during the 2008 third quarter. During the three months ended September 30, 2007, we recognized management fees of approximately $1.7 million and during the nine months ended September 30, 2008 and 2007, we recognized management fees of approximately $757,000 and $5.7 million, respectively. Management fees were recorded as a reduction of our general and administrative and construction overhead costs while management fee expense was recorded as an increase to our general and administrative expenses. As of September 30, 2008 and 2007, we had approximately $454,000 and $1.1 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2008, we purchased and unwound three Southern California joint ventures, accelerated the takedown of substantially all of the lots from one Southern California joint venture and one Arizona joint venture and exited two Northern California joint ventures. In connection with these transactions, we made payments totaling approximately $168.5 million, assumed $47.7 million of joint venture indebtedness and accelerated the purchase of 1,186 lots.

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

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Income tax receivables	$90,595	$240,719
Deferred compensation assets	206	17,693
Property and equipment, net	11,488	15,379
Deferred debt issuance costs	13,316	16,149
Prepaid insurance	3,479	5,390
Other assets	5,221	4,805

Total homebuilding other assets	$124,305	$300,135

12.	Warranty Costs

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

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Warranty accrual, beginning of the period	$30,790	$32,384
Warranty costs accrued and other adjustments during the period	6,757	9,044
Warranty costs paid during the period	(5,984)	(9,335)

Warranty accrual, end of the period	$31,563	$32,093

13.	Revolving Credit Facility and Term Loans

On June 27, 2008, we amended our revolving credit facility, our Term Loan A and our Term Loan B (collectively, the “Credit Facilities”) to, among other things, (i) reduce the total commitment under the revolving credit facility from $500 million to $395 million, (ii) pay down the unsecured borrowings under the revolver from $90 million to $55 million and the unsecured Term Loan A balance from $100 million to $65 million, (iii) reduce the letter of credit sublimit under the revolver from $450 million to $100 million, (iv) agree to make quarterly principal amortization payments under the Term Loan A and the revolver, of $2.5 million each (subject to increase to $5.0 million upon any future entry by the Company or its subsidiaries into certain types of credit facilities), and (v) agree to secure future revolver borrowings and letters of credit (other than certain existing borrowings and letters of credit) with certain specified types of collateral (including model homes and other real property assets to be determined) based on specified loan-to-value ratios. In addition, the commitment under the revolving credit facility will be reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter. As of September 30, 2008, we had approximately $62.5 million and $225.0 million outstanding on our Term Loan A and Term Loan B, respectively, and $52.5 million in borrowings outstanding and $40.8 million in letters of credit outstanding (of which $36.6 million is unsecured) under our revolving credit facility which had a current commitment amount of $392.3 million.

In connection with the amendments to the Credit Facilities, the financial covenants contained in such facilities were modified to eliminate covenants relating to consolidated tangible net worth, leverage, unsold land and minimum interest coverage. The borrowing base covenant and limitations on joint venture investments were also eliminated. The amended Credit Facilities contain a new liquidity test requiring us to maintain either a minimum ratio of cash flow from operations to consolidated home building interest incurred or a minimum cash interest reserve equal to our last four fiscal quarter’s actual interest incurred and also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of debt and the incurrence of debt. The limitation on incurring new debt contains a number of exceptions including $270 million to $500 million of ACI debt (dependent on whether we have fully secured the revolving credit facility and Term Loan A borrowings), non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after the maturity dates of the revolving credit facility and Term Loan A. The financial covenants, including elimination of the borrowing base, and certain other provisions of our $225 million Term Loan B were automatically amended to match those of the revolver and Term Loan A as of the effective time of the amendments of the Credit Facilities. Also, in connection with the amendments to the Credit Facilities, certain waivers previously granted under the facilities were permanently extended.

14.	Trust Deed and Other Notes Payable

From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At September 30, 2008, we had approximately $71.5 million outstanding in trust deed and other notes payable, including $38.6 million in secured debt that was assumed in connection with unwinding one joint venture during the 2008 second quarter and $3.8 million related to CDD bonds.

15.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
6 1/2% Senior Notes due 2008	$103,500	$126,000
5 1/8% Senior Notes due 2009	124,550	150,000
6 1/2% Senior Notes due 2010	173,000	175,000
6 7/8% Senior Notes due 2011	175,000	175,000
7 3/4% Senior Notes due 2013, net	124,423	124,344
6 1/4% Senior Notes due 2014	150,000	150,000
7% Senior Notes due 2015	175,000	175,000
Term Loan A	62,500	100,000
Term Loan B	225,000	225,000

	$1,312,973	$1,400,344

Senior subordinated notes payable consisted of the following at:
	September 30, 2008	December 31, 2007
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due 2012	$78,450	$100,000
9 1/4% Senior Subordinated Notes due 2012, net	70,243	149,350

	$148,693	$249,350

The senior and senior subordinated notes outstanding (the “Notes”) generally contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. While, as of September 30, 2008, we satisfied the leverage condition, we may be unable to satisfy this condition in the near term. As a result our ability to incur further indebtedness may be limited. Exceptions to this limitation include new borrowings of up to $550 million under bank credit facilities (including our revolving credit facility), subject to available borrowing sources, and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. We believe that these exceptions and our homebuilding cash balance of $712 million at September 30, 2008, which includes cash held in unrestricted subsidiaries, provide us with substantial resources and alternatives to fund our short-term cash needs.

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

In connection with the Rights Offering, the conversion rate applicable to our 6% Convertible Senior Subordinated Notes due 2012 was increased to 119.5312 shares of our common stock per $1,000 principal amount of the notes (equivalent to a conversion price of $8.37). The conversion rate prior to such adjustment was 114.2857 shares of our common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $8.75 per share). The new conversion rate is subject to further adjustments as provided in the indenture governing the notes.

During the nine months ended September 30, 2008, in conjunction with the Investment Agreement, MatlinPatterson exchanged $128.5 million of senior and senior subordinated notes (consisting of $25.5 million of 5 1/8% Senior Notes due 2009, $2.0 million of 6 1/2% Senior Notes due 2010, $21.6 million of 6% Senior Subordinated Convertible Notes due 2012 and $79.5 million of 9 1/4% Senior Subordinated Notes due 2012) for the Warrant to purchase 272,670 shares of Series B Preferred Stock at a common stock equivalent exercise price of $4.10 per share. In connection with this exchange, we recognized a loss of $9.1 million during the nine months ended September 30, 2008 related to the extinguishment of the debt which was included in other income (expense) in the accompanying condensed consolidated statements of operations. See Notes 2 and 16 for further discussion of the Warrant.

During the nine months ended September 30, 2008, we repurchased and simultaneously retired approximately $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. As the notes were purchased at a discount to their par value, we recognized a $1.1 million gain from the early extinguishment of debt, which was included in other income (expense) in the accompanying condensed consolidated financial statements. On October 1, 2008, the remaining $103.5 million balance was repaid in full in connection with the maturity of these notes.

We were in compliance with all covenants under our senior and senior subordinated public notes as of September 30, 2008.

16.	Stockholders’ Equity

a. Series B Preferred Stock

The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price (currently $3.05), subject to customary anti-dilution adjustments, plus cash in lieu of fractional shares. The Series B Preferred Stock ranks pari passu with our common stock and our Series A Preferred Stock and junior to all of our other equity securities and has no liquidation preference over our common stock. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates) cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.

b. Warrant

On June 27, 2008, pursuant to the Investment Agreement, MatlinPatterson exchanged approximately $128.5 million principal amount of our outstanding senior and senior subordinated notes for the Warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share, which became exercisable for Series B Preferred Stock following the receipt of stockholder approval on August 18, 2008. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock. The Warrant contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for twenty out of thirty consecutive trading days: $7.50, $9.00, and $10.50, respectively. We established the fair value of the Warrant using a Monte Carlo simulation resulting in an aggregate fair value of $138.7 million.

c. Rights Offering

Pursuant to the Investment Agreement, we completed our Rights Offering for which approximately 27.2 million shares of common stock were exercised for a total subscription price of $82.9 million. In addition, MatlinPatterson purchased from us (in the form of Series B Preferred Stock), 22.8 million of equivalent shares of common stock not purchased by our existing common stockholders in the Rights Offering for a total subscription price of $69.6 million (see Note 2 for further discussion of the Rights Offering).

17.	Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedge accounting treatment.

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our condensed consolidated balance sheets. To the extent the swaps are deemed effective and qualify for hedge accounting treatment, the related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded approximately $382,000 and $224,000 of expense during the three and nine months ended September 30, 2008, respectively, to other income (expense). During the three and nine months ended September 30, 2008, we repaid $2.5 million and $37.5 million, respectively, of our Term Loan A which resulted in the related interest rate swap being ineffective, and as a result, we recorded $1.5 million and $3.1 million of expense during the three and nine months ended September 30, 2008, respectively, which had previously been included in other comprehensive income or loss. On September 8, 2008, we unwound $35 million and $25 million notional amounts of the Term Loan A and Term Loan B interest rate swaps for approximately $2.5 million and $1.9 million, respectively. In addition, the notional amount of the Term Loan A swap will reduce by $2.5 million per quarter in tandem with the scheduled amortization of the Term Loan A notes payable. The reduction in the notional amount of our Term Loan A swap agreement resulted in re-designating the original cash flow hedge and, accordingly, prospective gains or losses are recorded, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss.

The estimated fair value of the swaps at September 30, 2008 and December 31, 2007 represented liabilities of $17.8 million and $21.8 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2008 and 2007, we recorded after-tax other comprehensive losses of approximately $341,000 and $5.3 million, respectively, and for the nine months ended September 30, 2008 and 2007, we recorded an after-tax other comprehensive gain of $2.0 million and a loss of $1.4 million, respectively, related to the swap agreements.

We also enter into fair value hedges for certain of our mortgage banking activities, as discussed in Note 19.

18.	Mortgage Credit Facilities

During the three months ended September 30, 2008, our mortgage financing subsidiary utilized four mortgage credit facilities to fund its operations with commitments aggregating $148 million and with maturity dates ranging from January to June 2009. Two of the mortgage credit facilities with an aggregate borrowing capacity totaling $80 million are uncommitted (meaning that the lender has discretion to refuse to fund requests) and require that Standard Pacific Mortgage maintain cash collateral accounts aggregating $4.0 million. At September 30, 2008, we had approximately $65.1 million advanced under the four mortgage credit facilities and as of and for the three and nine months ended September 30, 2008, we were in compliance with the financial and other covenants contained in these facilities, except that we did not satisfy the profitability covenant contained in the $60 million facility for the three month period ended September 30, 2008. On October 7, 2008, we obtained a permanent waiver for this noncompliance.

19.	Disclosures about Fair Value of Financial Instruments

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

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with SFAS 157 for the nine months ended September 30, 2008:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$60,983	$—	$60,983	$—
Liabilities:
Interest rate swaps	$17,779	$—	$17,779	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Mortgage Loans Held for Sale—These consist of first mortgages on single-family residences which are eligible for sale to Fannie Mae, Freddie Mac, FHA or VA. Fair values of these loans are based on quoted market prices for similar loans.

Interest Rate Swaps—The fair value of interest rate swap agreements is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, based on quoted mid-market prices or pricing models using current mid-market rates.

20.	Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into land purchase or lot option contracts for the purchase of land and improved homesites. These lot option and purchase contracts generally require a non-refundable cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land. At September 30, 2008, we had cash deposits and letters of credit outstanding of approximately $24.9 million and capitalized preacquisition and other development and construction costs of approximately $15.2 million relating to land purchase and option contracts having a total remaining purchase price of approximately $261.5 million. Approximately $59.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $8.9 million and $6.5 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the nine months ended September 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $17.1 million and $10.7 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time.

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At September 30, 2008, approximately $245.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $16.6 million we would be solely responsible for and $228.4 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document).

During the nine months ended September 30, 2008, we made $20.7 million of loan remargin payments related to two of our Southern California joint ventures and one Arizona joint venture (of which $4.2 million was paid during the 2008 third quarter).

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At September 30, 2008, our joint ventures had approximately $34.6 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

c. Surety Bonds

We issue surety bonds to third parties in the normal course of business to ensure completion of the infrastructure of our projects. At September 30, 2008, we had approximately $306.1 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) of which $135.2 million represents our estimated cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $60.5 million at September 30, 2008 and carried a weighted average interest rate of approximately 5.9%. Interest rate risks related to these obligations are generally mitigated by Standard Pacific Mortgage preselling the loans to third party investors or through its interest rate hedging program. As of September 30, 2008, Standard Pacific Mortgage had approximately $112.1 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities. In addition, as of September 30, 2008, Standard Pacific Mortgage held approximately $9.5 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

21.	Income Taxes

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

We generated significant deferred tax assets in 2006, 2007 and the first nine months of 2008 largely due to inventory, joint venture and goodwill impairments incurred during those periods. As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length and the fact that we were in a cumulative loss position as described in SFAS 109 as of September 30, 2008, we recorded a noncash valuation allowance of $348.7 million, net of the reversal of a portion of the deferred tax asset valuation allowance discussed below, against the net deferred tax assets created during the first nine months of 2008 resulting in a total valuation allowance of $529.2 million at September 30, 2008. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

During the three months ended September 30, 2008, we recognized an income tax benefit as a result of filing a $20.8 million refund claim related to our 2007 federal income tax return, which resulted in the reversal of a portion of the deferred tax asset valuation allowance, and is included in homebuilding other assets in the accompanying condensed consolidated balance sheets.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. As such, included in total valuation allowance of $529.2 million is a $39.8 million charge related to the potential Section 382 limitation on the Company’s ability to carry 2008 tax losses back to 2006 for refund purposes. We are in the process of evaluating these potential carryback limitations, including soliciting a private ruling from the IRS, and to the extent successful, in subsequent quarters may result in the reversal of a portion of the current valuation allowance.

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

As of September 30, 2008, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2003 through 2007. There were no significant changes in the accrued liability related to uncertain tax positions during the nine months ended September 30, 2008, nor do we anticipate significant changes during the next 12-month period.

22.	Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. We are actively selling our remaining inventory of homes in these markets and it is our intention to have substantially exited these markets before the end of 2008. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with SFAS No. 144. In addition, assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and all prior periods have been reclassified to conform with current year presentation.

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Home sale revenues	$2,468	$23,980	$25,698	$92,350
Land sale revenues	—	8,311	694	21,104

Total revenues	2,468	32,291	26,392	113,454

Cost of home sales	(1,843)	(23,682)	(21,354)	(118,744)
Cost of land sales	—	(11,817)	(751)	(34,564)

Total cost of sales	(1,843)	(35,499)	(22,105)	(153,308)

Gross margin	625	(3,208)	4,287	(39,854)

Selling, general and administrative expenses	(954)	(5,838)	(7,634)	(18,594)
Loss from unconsolidated joint ventures	—	(240)	—	(365)
Other income (expense)	214	70	195	(11,690)

Pretax loss	(115)	(9,216)	(3,152)	(70,503)

(Provision) benefit for income taxes	46	3,292	1,147	24,929

Net loss from discontinued operations	$(69)	$(5,924)	$(2,005)	$(45,574)

During the three and nine months ended September 30, 2007, we recorded the following pretax inventory impairment charges, land deposit write-offs and goodwill impairment charges related to our discontinued operations:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(Dollars in thousands)
Write-off of deposits and capitalized preacquisition costs	$—	$524
Inventory impairments	7,239	55,389
Joint venture impairments	201	201
Goodwill impairments	—	11,430

Total impairments	$7,440	$67,544

We did not record any impairments related to our discontinued operations during the three or nine months ended September 30, 2008.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions, discontinued operations and the Company:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and equivalents	$8	$7
Trade and other receivables	245	1,959
Inventories-owned	821	16,542
Other assets	577	1,219

Total Assets	$1,651	$19,727

Liabilities
Accounts payable	$488	$3,305
Accrued liabilities	982	1,916

Total Liabilities	$1,470	$5,221

23.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year beginning January 1, 2009. We do not believe adopting SFAS 141R will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. Upon adoption on January 1, 2009, the amount remaining in minority interests will be classified as a separate component in stockholders’ equity. We do not believe adopting SFAS 160 will have a material impact on our financial condition or results of operations.

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

On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we anticipate that we would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal years 2012 and 2013. We are currently assessing the potential impact of IFRS on our financial statements and will continue to follow the proposed roadmap for future developments.

24.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$100,813	$104,341
Income taxes	$343	$13,899
Supplemental Disclosure of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$36,696	$45,711
Increase in inventory in connection with purchase or consolidation of joint ventures	$51,731	$64,268
Increase in investments in and advances to joint ventures related to accrued joint venture loan-to-value remargin obligations	$—	$45,000
Senior and senior subordinated notes exchanged for the issuance of the Warrant	$128,496	$—
Increase in trust deed notes payable in connection with purchase or consolidation of joint ventures	$47,663	$66,166
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$—	$14,079
Changes in inventories not owned	$21,592	$64,084
Changes in liabilities from inventories not owned	$5,300	$39,098
Changes in minority interests	$16,292	$24,986

25.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$183,717	$216,579	$44	$—	$400,340
Cost of sales	(294,648)	(287,835)	(24,429)	—	(606,912)

Gross margin	(110,931)	(71,256)	(24,385)	—	(206,572)

Selling, general and administrative expenses	(44,409)	(32,468)	(17)	—	(76,894)
Loss from unconsolidated joint ventures	(37,654)	(44,705)	(9,578)	—	(91,937)
Equity income (loss) of subsidiaries	(129,067)	—	—	129,067	—
Interest expense	(1,465)	(2,365)	(108)	—	(3,938)
Other income (expense)	(7,484)	(1,911)	454	—	(8,941)

Homebuilding pretax income (loss)	(331,010)	(152,705)	(33,634)	129,067	(388,282)

Financial Services:
Financial services pretax income (loss)	(15)	300	(598)	—	(313)

Income (loss) from continuing operations before income taxes	(331,025)	(152,405)	(34,232)	129,067	(388,595)
(Provision) benefit for income taxes	(37,799)	54,082	3,557	—	19,840

Income (loss) from continuing operations	(368,824)	(98,323)	(30,675)	129,067	(368,755)
Loss from discontinued operations, net of income taxes	—	(69)	—	—	(69)

Net income (loss)	$(368,824)	$(98,392)	$(30,675)	$129,067	$(368,824)

	Three Months Ended September 30, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$304,117	$339,102	$—	$—	$643,219
Cost of sales	(347,773)	(343,966)	—	—	(691,739)

Gross margin	(43,656)	(4,864)	—	—	(48,520)

Selling, general and administrative expenses	(47,541)	(46,080)	—	—	(93,621)
Income (loss) from unconsolidated joint ventures	(39,254)	795	—	—	(38,459)
Equity income (loss) of subsidiaries	(39,729)	—	—	39,729	—
Other income (expense)	(4,456)	81	—	—	(4,375)

Homebuilding pretax income (loss)	(174,636)	(50,068)	—	39,729	(184,975)

Financial Services:
Financial services pretax income (loss)	(195)	403	(1,062)	—	(854)

Income (loss) from continuing operations before income taxes	(174,831)	(49,665)	(1,062)	39,729	(185,829)
(Provision) benefit for income taxes	55,165	16,634	288	—	72,087

Income (loss) from continuing operations	(119,666)	(33,031)	(774)	39,729	(113,742)
Loss from discontinued operations, net of income taxes	—	(5,924)	—	—	(5,924)

Net income (loss)	$(119,666)	$(38,955)	$(774)	$39,729	$(119,666)

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$531,353	$613,797	$14,067	$—	$1,159,217
Cost of sales	(776,286)	(744,008)	(37,792)	—	(1,558,086)

Gross margin	(244,933)	(130,211)	(23,725)	—	(398,869)

Selling, general and administrative expenses	(133,490)	(101,149)	(834)	—	(235,473)
Loss from unconsolidated joint ventures	(72,101)	(48,614)	(9,607)	—	(130,322)
Equity income (loss) of subsidiaries	(222,679)	—	—	222,679	—
Interest expense	(1,465)	(2,365)	(108)	—	(3,938)
Other income (expense)	(17,063)	(5,149)	728	—	(21,484)

Homebuilding pretax income (loss)	(691,731)	(287,488)	(33,546)	222,679	(790,086)

Financial Services:
Financial services pretax income (loss)	(168)	787	2	—	621

Income (loss) from continuing operations before income taxes	(691,899)	(286,701)	(33,544)	222,679	(789,465)
(Provision) benefit for income taxes	(141,601)	96,059	3,512	—	(42,030)

Income (loss) from continuing operations	(833,500)	(190,642)	(30,032)	222,679	(831,495)
Loss from discontinued operations, net of income taxes	—	(2,005)	—	—	(2,005)

Net income (loss)	$(833,500)	$(192,647)	$(30,032)	$222,679	$(833,500)

	Nine Months Ended September 30, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$875,606	$1,079,619	$—	$—	$1,955,225
Cost of sales	(950,647)	(1,045,581)	—	—	(1,996,228)

Gross margin	(75,041)	34,038	—	—	(41,003)

Selling, general and administrative expenses	(132,875)	(145,895)	—	—	(278,770)
Income (loss) from unconsolidated joint ventures	(128,596)	9,547	—	—	(119,049)
Equity income (loss) of subsidiaries	(124,430)	—	—	124,430	—
Other income (expense)	(3,185)	(19,193)	—	—	(22,378)

Homebuilding pretax income (loss)	(464,127)	(121,503)	—	124,430	(461,200)

Financial Services:
Financial services pretax income (loss)	(646)	1,281	738	—	1,373

Income (loss) from continuing operations before income taxes	(464,773)	(120,222)	738	124,430	(459,827)
(Provision) benefit for income taxes	138,397	40,884	(256)	—	179,025

Income (loss) from continuing operations	(326,376)	(79,338)	482	124,430	(280,802)
Loss from discontinued operations, net of income taxes	—	(45,574)	—	—	(45,574)

Net income (loss)	$(326,376)	$(124,912)	$482	$124,430	$(326,376)

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$179,524	$576	$531,853	$—	$711,953
Trade and other receivables	442,759	11,544	7,670	(426,245)	35,728
Inventories:
Owned	541,604	1,016,172	68,622	—	1,626,398
Not owned	19,003	59,520	—	—	78,523
Investments in and advances to unconsolidated joint ventures	46,493	20,120	(7,095)	—	59,518
Investments in subsidiaries	1,194,696	—	—	(1,194,696)	—
Deferred income taxes	7,042	—	—	141	7,183
Goodwill and other intangibles	2,691	32,831	—	—	35,522
Other assets	117,074	7,588	13	(370)	124,305

	2,550,886	1,148,351	601,063	(1,621,170)	2,679,130

Financial Services:
Cash and equivalents	—	—	9,197	—	9,197
Mortgage loans held for sale	—	—	60,983	—	60,983
Mortgage loans held for investment	—	—	12,341	—	12,341
Other assets	—	—	7,326	(141)	7,185

	—	—	89,847	(141)	89,706
Assets of discontinued operations	—	1,651	—	—	1,651

Total Assets	$2,550,886	$1,150,002	$690,910	$(1,621,311)	$2,770,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$34,609	$29,699	$1,038	$—	$65,346
Accrued liabilities	174,666	452,904	495	(426,245)	201,820
Liabilities from inventories not owned	10,141	27,566	—	—	37,707
Revolving credit facility	52,500	—	—	—	52,500
Trust deed and other notes payable	29,178	42,364	—	—	71,542
Senior notes payable	1,312,973	—	—	—	1,312,973
Senior subordinated notes payable	148,693	—	—	—	148,693

	1,762,760	552,533	1,533	(426,245)	1,890,581

Financial Services:
Accounts payable and other liabilities	—	—	3,661	(370)	3,291
Mortgage credit facilities	—	—	65,110	—	65,110

	—	—	68,771	(370)	68,401

Liabilities of discontinued operations	—	1,470	—	—	1,470

Total Liabilities	1,762,760	554,003	70,304	(426,615)	1,960,452

Minority Interests	—	21,909	—	—	21,909
Stockholders’ Equity:
Total Stockholders’ Equity	788,126	574,090	620,606	(1,194,696)	788,126

Total Liabilities and Stockholders’ Equity	$2,550,886	$1,150,002	$690,910	$(1,621,311)	$2,770,487

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$218,129	$756	$256	$—	$219,141
Trade and other receivables	430,716	7,164	5,835	(415,116)	28,599
Inventories:
Owned	935,401	992,526	131,308	—	2,059,235
Not owned	23,972	85,785	—	—	109,757
Investments in and advances to unconsolidated joint ventures	171,340	122,627	—	—	293,967
Investments in subsidiaries	863,383	—	—	(863,383)	—
Deferred income taxes	142,721	—	—	1,274	143,995
Goodwill and other intangibles	2,691	32,906	—	—	35,597
Other assets	292,893	8,988	13	(1,759)	300,135

	3,081,246	1,250,752	137,412	(1,278,984)	3,190,426

Financial Services:
Cash and equivalents	—	—	12,413	—	12,413
Mortgage loans held for sale	—	—	155,340	—	155,340
Mortgage loans held for investment	—	—	10,973	—	10,973
Other assets	—	—	13,121	(1,274)	11,847

	—	—	191,847	(1,274)	190,573
Assets of discontinued operations	—	19,727	—	—	19,727

Total Assets	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$60,445	$33,711	$1,034	$—	$95,190
Accrued liabilities	242,696	451,969	964	(415,116)	280,513
Liabilities from inventories not owned	12,253	30,754	—	—	43,007
Revolving credit facility	90,000	—	—	—	90,000
Trust deed and other notes payable	29,867	4,847	—	—	34,714
Senior notes payable	1,400,344	—	—	—	1,400,344
Senior subordinated notes payable	249,350	—	—	—	249,350

	2,084,955	521,281	1,998	(415,116)	2,193,118

Financial Services:
Accounts payable and other liabilities	—	—	6,445	(1,422)	5,023
Mortgage credit facilities	—	—	164,509	(337)	164,172

	—	—	170,954	(1,759)	169,195

Liabilities of discontinued operations	—	5,221	—	—	5,221

Total Liabilities	2,084,955	526,502	172,952	(416,875)	2,367,534

Minority Interests	1,300	36,901	—	—	38,201
Stockholders’ Equity:
Total Stockholders’ Equity	994,991	707,076	156,307	(863,383)	994,991

Total Liabilities and Stockholders’ Equity	$3,081,246	$1,270,479	$329,259	$(1,280,258)	$3,400,726

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$82,511	$(17,485)	$133,274	$(337)	$197,963

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(27,285)	(36,819)	(13,598)	—	(77,702)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	53,920	16,658	26,267	—	96,845
Other investing activities	(1,265)	(50)	(1,408)	—	(2,723)

Net cash provided by (used in) investing activities	25,370	(20,211)	11,261	—	16,420

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(37,500)	—	—	—	(37,500)
Principal payments on trust deed and other notes payable	(2,000)	37,517	(47,663)	—	(12,146)
Principal payments on senior notes payable	(58,875)	—	—	—	(58,875)
Net proceeds from (payments on) mortgage credit facilities	—	—	(99,399)	337	(99,062)
Repurchases of common stock	(726)	—	—	—	(726)
Distributions from (contributions to) corporate and subsidiaries	(530,908)	—	530,908	—	—
Net proceeds from the issuance of Senior Preferred Stock and the issuance of Warrant	339,171	—	—	—	339,171
Net proceeds from the issuance of Junior Preferred Stock	65,422	—	—	—	65,422
Net proceeds from the issuance of common stock and common stock under share lending agreement	78,930	—	—	—	78,930

Net cash provided by (used in) financing activities	(146,486)	37,517	383,846	337	275,214

Net increase (decrease) in cash and equivalents	(38,605)	(179)	528,381	—	489,597
Cash and equivalents at beginning of period	218,129	763	12,669	—	231,561

Cash and equivalents at end of period	$179,524	$584	$541,050	$—	$721,158

	Nine Months Ended September 30, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$85,056	$36,565	$173,819	$12,135	$307,575

Cash Flows From Investing Activities:
Investments in and advances to unconsolidated homebuilding joint ventures	(167,104)	(43,536)	—	—	(210,640)
Capital distributions and repayments of advances from unconsolidated homebuilding joint ventures	54,157	11,344	—	—	65,501
Other investing activities	(4,022)	(1,520)	(7,422)	—	(12,964)

Net cash provided by (used in) investing activities	(116,969)	(33,712)	(7,422)	—	(158,103)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(36,000)	—	—	—	(36,000)
Principal payments on senior notes payable	(25,000)	—	—	—	(25,000)
Net proceeds from (payments on) mortgage credit facilities	—	—	(155,609)	(12,135)	(167,744)
Proceeds from the issuance of senior subordinated convertible notes	97,000	—	—	—	97,000
Other financing activities	(19,947)	(2,977)	—	—	(22,924)

Net cash provided by (used in) financing activities	16,053	(2,977)	(155,609)	(12,135)	(154,668)

Net increase (decrease) in cash and equivalents	(15,860)	(124)	10,788	—	(5,196)
Cash and equivalents at beginning of period	16,349	1,020	14,734	—	32,103

Cash and equivalents at end of period	$489	$896	$25,522	$—	$26,907

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	% Change		2008	2007	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$394,942	$594,266	(34%	)	$1,145,608	$1,782,673	(36%	)
Land sale revenues	5,398	48,953	(89%	)	13,609	172,552	(92%	)

Total revenues	400,340	643,219	(38%	)	1,159,217	1,955,225	(41%	)

Cost of home sales	(547,537)	(589,219)	(7%	)	(1,460,382)	(1,715,486)	(15%	)
Cost of land sales	(59,375)	(102,520)	(42%	)	(97,704)	(280,742)	(65%	)

Total cost of sales	(606,912)	(691,739)	(12%	)	(1,558,086)	(1,996,228)	(22%	)

Gross margin	(206,572)	(48,520)	326%		(398,869)	(41,003)	873%

Gross margin percentage	(51.6% )	(7.5% )			(34.4% )	(2.1% )

Selling, general and administrative expenses	(76,894)	(93,621)	(18%	)	(235,473)	(278,770)	(16%	)
Loss from unconsolidated joint ventures	(91,937)	(38,459)	139%		(130,322)	(119,049)	9%
Interest expense	(3,938)	—	—		(3,938)	—	—
Other income (expense)	(8,941)	(4,375)	104%		(21,484)	(22,378)	(4%	)

Homebuilding pretax loss	(388,282)	(184,975)	110%		(790,086)	(461,200)	71%

Financial Services:
Revenues	2,492	2,336	7%		10,897	12,015	(9%	)
Expenses	(3,106)	(3,593)	(14%	)	(11,063)	(11,923)	(7%	)
Income from unconsolidated joint ventures	284	248	15%		659	780	(16%	)
Other income	17	155	(89%	)	128	501	(74%	)

Financial services pretax income (loss)	(313)	(854)	(63%	)	621	1,373	(55%	)

Loss from continuing operations before income taxes	(388,595)	(185,829)	109%		(789,465)	(459,827)	72%
(Provision) benefit for income taxes	19,840	72,087	(72%	)	(42,030)	179,025	(123%	)

Loss from continuing operations	(368,755)	(113,742)	224%		(831,495)	(280,802)	196%
Loss from discontinued operations, net of income taxes	(69)	(5,924)	(99%	)	(2,005)	(45,574)	(96%	)

Net loss	(368,824)	(119,666)	208%		(833,500)	(326,376)	155%
Less: Net loss allocated to preferred shareholders	164,728	—	—		187,842	—	—

Net loss available to common stockholders	$(204,096)	$(119,666)	71%		$(645,658)	$(326,376)	98%

Basic Loss Per Share:
Continuing operations	$(2.53)	$(1.58)	60%		$(8.57)	$(3.90)	120%
Discontinued operations	—	(0.08)	(100%	)	(0.02)	(0.63)	(97%	)

Basic loss per share	$(2.53)	$(1.66)	52%		$(8.59)	$(4.53)	90%

Diluted Loss Per Share:
Continuing operations	$(2.53)	$(1.58)	60%		$(8.57)	$(3.90)	120%
Discontinued operations	—	(0.08)	(100%	)	(0.02)	(0.63)	(97%	)

Diluted loss per share	$(2.53)	$(1.66)	52%		$(8.59)	$(4.53)	90%

Weighted Average Common Shares Outstanding:
Basic	80,681,394	72,267,863	12%		75,155,044	72,120,101	4%
Diluted	145,800,364	72,267,863	102%		97,019,962	72,120,101	35%
Other Financial Measures:
Net cash provided by (used in) operating activities	$31,933	$(14,628)	(318%	)	$197,963	$307,575	(36%	)
Net cash provided by (used in) investing activities	$(11,111)	$(38,465)	(71%	)	$16,420	$(158,103)	(110%	)
Net cash provided by (used in) financing activities	$121,014	$57,662	110%		$275,214	$(154,668)	(278%	)
Adjusted Homebuilding EBITDA (1)	$11,285	$63,742	(82%	)	$(6,061)	$220,610	(103%	)

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income (loss) from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	2008	2007	2008	2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$31,933	$(14,628)	$197,963	$307,575
Add:
Provision (benefit) for income taxes	(19,886)	(75,379)	40,883	(203,954)
Deferred tax valuation allowance	(134,088)	—	(348,705)	—
Homebuilding interest expense	3,938	—	3,938	—
Expensing of previously capitalized interest included in cost of sales	20,844	26,384	53,705	75,845
Excess tax benefits from share-based payment arrangements	—	28	—	1,498
Gain (loss) on early extinguishment of debt	—	—	(8,019)	—
Less:
Income (loss) from financial services subsidiary	(614)	(1,257)	(166)	92
Depreciation and amortization from financial services subsidiary	188	182	598	464
Loss on disposal of property and equipment	901	—	901	—
Net changes in operating assets and liabilities:
Trade and other receivables	1,442	40,527	5,415	647
Mortgage loans held for sale	14,446	565	(94,357)	(171,006)
Inventories-owned	(59,724)	57,908	27,489	(40,959)
Inventories-not owned	8,426	(4,744)	8,400	(9,665)
Deferred income taxes	124,936	41,438	211,893	141,498
Other assets	18,669	37,908	(168,412)	81,935
Accounts payable	1,264	(35,145)	32,661	(4,769)
Accrued liabilities	(440)	(12,195)	32,418	42,521

Adjusted Homebuilding EBITDA	$11,285	$63,742	$(6,061)	$220,610

Three and Nine Month Periods Ended September 30, 2008 Compared to Three and Nine Month Periods Ended September 30, 2007

Overview

Our operations continue to be impacted by weak housing demand in substantially all of the major housing markets across the country. The decline in demand has led to significant home price reductions and incentives to move inventory which has continued to erode our margins and trigger asset impairments and land deposit write-offs. These conditions were brought about as a result of reduced housing affordability, more limited availability of mortgage credit, growing levels of existing housing inventory and weaker homebuyer confidence. Housing market conditions have deteriorated further during the three months ended September 30, 2008 as the growing level of foreclosure inventory combined with the worsening economic conditions and stressed financial markets further undermine the already weak housing market. These conditions have created a much more competitive market for new homes which has contributed to slower sales rates, high levels of cancellations and a further reduction in home prices.

On June 27, 2008, we closed the first phase of our $530 million equity commitment from MP CA Homes LLC (“MatlinPatterson”), an affiliate of MatlinPatterson Global Advisers LLC, and amended our revolving credit facility and term loans (“Credit Facilities”). On September 3, 2008, we closed the second phase of the MatlinPatterson transaction and raised approximately $152.5 million (before expenses) from a 50 million common stock rights offering (“Rights Offering”) of which 27.2 million shares of common stock were issued to our existing common stockholders for a total subscription price of $82.9 million and the remaining 22.8 million shares of common stock not purchased by our existing common stockholders in the Rights Offering was purchased from us by MatlinPatterson (in the form of preferred stock) for a total subscription price of $69.6 million.

As a result of paying down a portion of our bank credit facilities and extinguishing debt previously owned by MatlinPatterson, we were able to reduce our level of consolidated homebuilding debt during the nine months ended September 30, 2008 by approximately $188.7 million, after the assumption of approximately $47.7 million of project specific joint venture debt and making aggregate cash payments totaling $168.5 million to exit or unwind seven joint ventures. As a result of the equity infusion from MatlinPatterson, the proceeds from the Rights Offering and the positive cash flow generated from operations for the nine months ended September 30, 2008, our homebuilding cash balance increased by $492.8 million since December 31, 2007 to $712.0 million as of September 30, 2008.

For the 2008 third quarter we incurred a net loss of $368.8 million, or $2.53 per diluted share, compared to a net loss of $119.7 million, or $1.66 per diluted share, in the third quarter of 2007. The increase in the net loss was driven primarily by a $152.3 million increase in homebuilding asset impairment charges, a noncash net deferred tax valuation allowance of $134.1 million, a $242.9 million reduction in homebuilding revenues, and further erosion in our homebuilding gross margins. For the nine months ended September 30, 2008, we generated a net loss of $833.5 million, or $8.59 per diluted share, compared to a net loss of $326.4 million, or $4.53 per diluted share, for the year earlier period. The increase in the net loss was driven primarily by a $328.9 million increase in homebuilding pretax loss to a loss of $790.1 million and a noncash deferred tax valuation allowance of $348.7 million recorded during the first nine months of 2008. Our results for the three and nine months ended September 30, 2008 included pretax impairment charges totaling $368.4 million and $709.9 million, respectively, which is discussed in more detail below.

Homebuilding

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	% Change		2008	2007	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$209,813	$304,117	(31%	)	$583,304	$881,590	(34%	)
Southwest (1)	108,268	186,640	(42%	)	333,759	627,299	(47%	)
Southeast	82,259	152,462	(46%	)	242,154	446,336	(46%	)

Total homebuilding revenues	$400,340	$643,219	(38%	)	$1,159,217	$1,955,225	(41%	)

Homebuilding pretax loss:
California	$(226,471)	$(131,723)	72%		$(489,131)	$(327,518)	49%
Southwest (1)	(109,389)	(6,434)	1,600%		(172,461)	(52,225)	230%
Southeast	(45,333)	(45,677)	(1%	)	(97,845)	(77,121)	27%
Corporate	(7,089)	(1,141)	521%		(30,649)	(4,336)	607%

Total homebuilding pretax loss	$(388,282)	$(184,975)	110%		$(790,086)	$(461,200)	71%

Homebuilding pretax impairment charges:
California	$216,686	$147,321	47%		$450,629	$381,486	18%
Southwest (1)	109,659	14,440	659%		171,103	96,701	77%
Southeast	42,009	54,292	(23%	)	88,152	113,455	(22%	)

Total homebuilding pretax impairment charges	$368,354	$216,053	70%		$709,884	$591,642	20%

Homebuilding pretax impairment charges:
Write-off of deposits and capitalized preacquisition costs	$8,889	$6,465	37%		$17,099	$10,706	60%
Inventory impairments	267,216	167,998	59%		566,180	429,192	32%
Joint venture impairments	92,249	41,590	122%		126,605	133,794	(5%	)
Goodwill impairments	—	—	—		—	17,950	(100%	)

Total homebuilding pretax impairment charges	$368,354	$216,053	70%		$709,884	$591,642	20%

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

We generated a homebuilding pretax loss from continuing operations for the 2008 third quarter of $388.3 million compared to a pretax loss of $185.0 million in the year earlier period. The increase in pretax loss was primarily the result of a $152.3 million, or 70%, increase in impairment charges, a 38% decrease in homebuilding revenues to $400.3 million, a $53.5 million increase in joint venture loss (to a loss of $91.9 million), and a reduction in our homebuilding gross margin percentage. These changes were partially offset by a $16.7 million decrease in our absolute level of selling, general and administrative (“SG&A”) expenses. Our homebuilding operations for the 2008 third quarter included $368.4 million of pretax impairment charges, which are detailed in the table above. The inventory impairment charges were included in cost of sales, while the land deposit and capitalized preacquisition cost write-offs were included in other income (expense).

For the nine months ended September 30, 2008, homebuilding pretax loss from continuing operations increased 71% to $790.1 million compared to a pretax loss of $461.2 million in the year earlier period. The increase in pretax loss was driven primarily by a $118.2 million increase in impairment charges, a $796.0 million, or 41%, decrease in homebuilding revenues, a meaningful decline in homebuilding gross margin percentage and an $11.3 million increase in joint venture loss (to a loss of $130.3 million). These changes were partially offset by a $43.3 million decrease in the absolute level of SG&A expenses. Our homebuilding operations for the nine months ended September 30, 2008 included $709.9 million of pretax impairment charges, which are detailed in the table above.

The 38% decrease in homebuilding revenues for the 2008 third quarter was primarily attributable to a 24% decrease in new home deliveries (exclusive of joint ventures and discontinued operations), a 12% decrease in our consolidated average home price to $332,000 and a $43.6 million year-over-year decrease in land sale revenues. Homebuilding revenues for the nine months ended September 30, 2008 decreased 41% and was driven by a 27% decrease in new home deliveries (exclusive of joint ventures and discontinued operations), an 11% decrease in our consolidated average home price to $331,000 and a $158.9 million decrease in revenues from land sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	% Change		2008	2007	% Change
New homes delivered:
Southern California	274	294	(7%	)	741	764	(3%	)
Northern California	161	172	(6%	)	467	452	3%

Total California	435	466	(7%	)	1,208	1,216	(1%	)

Arizona (1)	132	218	(39%	)	436	862	(49%	)
Texas (1)	165	239	(31%	)	520	749	(31%	)
Colorado	62	89	(30%	)	180	270	(33%	)
Nevada	22	27	(19%	)	55	43	28%

Total Southwest	381	573	(34%	)	1,191	1,924	(38%	)

Florida	220	305	(28%	)	646	1,015	(36%	)
Carolinas	152	225	(32%	)	416	613	(32%	)

Total Southeast	372	530	(30%	)	1,062	1,628	(35%	)

Consolidated total	1,188	1,569	(24%	)	3,461	4,768	(27%	)

Unconsolidated joint ventures (2):
Southern California	41	79	(48%	)	144	202	(29%	)
Northern California	24	35	(31%	)	76	82	(7%	)
Illinois	1	4	(75%	)	2	25	(92%	)

Total unconsolidated joint ventures	66	118	(44%	)	222	309	(28%	)

Discontinued operations	14	128	(89%	)	147	473	(69%	)

Total (including joint ventures) (2)	1,268	1,815	(30%	)	3,830	5,550	(31%	)

(1)	Arizona and Texas exclude our Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 24% during the 2008 third quarter as compared to the prior year period. The decline in deliveries reflected the significant slowdown in our order activity, a decrease in our backlog levels and weaker housing demand. We continue to experience challenging housing market conditions as evidenced by the need to provide substantial sales incentives and price reductions in order to sell homes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	% Change		2008	2007	% Change
Average selling prices of homes delivered:
Southern California	$540,000	$711,000	(24%	)	$525,000	$722,000	(27%	)
Northern California	384,000	483,000	(20%	)	407,000	532,000	(23%	)

Total California	482,000	627,000	(23%	)	479,000	651,000	(26%	)

Arizona (1)	215,000	291,000	(26%	)	233,000	315,000	(26%	)
Texas (1)	291,000	253,000	15%		279,000	253,000	10%
Colorado	358,000	364,000	(2%	)	358,000	349,000	3%
Nevada	278,000	299,000	(7%	)	289,000	320,000	(10%	)

Total Southwest	275,000	287,000	(4%	)	275,000	296,000	(7%	)

Florida	206,000	274,000	(25%	)	211,000	276,000	(24%	)
Carolinas	233,000	241,000	(3%	)	249,000	230,000	8%

Total Southeast	217,000	260,000	(17%	)	226,000	259,000	(13%	)

Consolidated (excluding joint ventures)	332,000	379,000	(12%	)	331,000	374,000	(11%	)
Unconsolidated joint ventures (2)	578,000	558,000	4%		507,000	511,000	(1%	)

Total continuing operations (including joint ventures) (2)	$345,000	$391,000	(12%	)	$342,000	$382,000	(10%	)

Discontinued operations	$176,000	$269,000	(35%	)	$175,000	$277,000	(37%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2008 third quarter, our consolidated average home price (excluding joint ventures and discontinued operations) decreased 12% to $332,000 compared to the year earlier period. The decrease was due primarily to the significant level of incentives, discounts and price reductions required to sell homes in most of our markets, partially offset by changes in our geographic delivery mix, whereby a greater percentage of homes were delivered from our higher priced California markets.

Our average home price in California for the 2008 third quarter decreased 23% from the year earlier period. In Southern California, our average home price was off 24% during the 2008 third quarter as compared to the prior year period primarily due to increased incentives and discounts required to generate sales combined with a product mix shift within the region, including a greater distribution of deliveries generated in the 2008 third quarter from our more affordable Inland Empire, Ventura, and Bakersfield operations combined with a reduction in the number of deliveries from our more expensive Orange County operation where our average sales prices were in excess of $1 million. In Northern California, the average home price for the 2008 third quarter was down 20% from the prior year period as a result of the meaningful level of incentives and price reductions required to sell homes.

In the Southwest, our average home price for the three months ended September 30, 2008 was off 4% from the year earlier period. Our average price in Arizona for the 2008 third quarter decreased 26% year-over-year reflecting the extremely competitive Phoenix market and the increased use of incentives and discounts utilized to generate sales. The Texas average prices increased 15% during the 2008 third quarter as compared to the year earlier period reflecting a shift in product mix to larger, higher priced homes which was partially offset in part by downward price pressure experienced in both our Dallas and Austin markets. Our average price in Colorado fell slightly due to the increased use of incentives and discounts as a result of weak demand experienced in this market. In Nevada, the average home price was down 7% in the 2008 third quarter as compared to the year earlier period reflective of the weak housing market conditions in the Las Vegas area.

Our average home price in the Southeast for the 2008 third quarter declined 17% from the year earlier period. In Florida, the average sales price for the 2008 third quarter was down 25% from the year earlier period and primarily reflected the substantial level of incentives and discounts required to sell homes across all of our Florida markets, and to a lesser degree, a geographic and product mix shift within the state. Our average price for the 2008 third quarter was off 3% in the Carolinas from the 2007 third quarter as a result of further slowing in housing demand in these markets.

Gross Margin

Our 2008 third quarter homebuilding gross margin percentage from continuing operations (including land sales) was down year-over-year to a negative 51.6% from a negative 7.5% in the prior year period. The 2008 third quarter gross margin reflected a $267.2 million pretax inventory impairment charge related to 75 projects, of which $209.2 million related to current and future projects and $58.0 million related to land or lots that have been or are intended to be sold. These impairments related primarily to projects located in California, Nevada and Florida, and to a lesser degree, in Arizona, Colorado, the Carolinas and Texas. Excluding the housing inventory impairment charges from continuing operations, our 2008 third quarter gross margin percentage from home sales would have been 14.3% versus 20.3% in 2007 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 600 basis point decrease in the year-over-year as adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida, and to a lesser extent, Texas, Colorado and the Carolinas. The lower gross margins in these markets were driven by increased incentives and discounts resulting from weaker demand, more limited availability of mortgage credit, and an increased level of existing homes available for sale in the marketplace. These factors have continued to put downward pressure on home prices. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three months ended September 30, 2008 and 2007 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended September 30,
	2008	Gross Margin %		2007	Gross Margin %
	(Dollars in thousands)
Homebuilding gross margin	$(206,572)	(51.6%	)	$(48,520)	(7.5%	)
Less: Land sale revenues	5,398			48,953
Add: Cost of land sales	59,375			102,520

Gross margin from home sales	(152,595)	(38.6%	)	5,047	0.8%
Add: Housing inventory impairment charges	209,228			115,848

Gross margin from home sales, as adjusted	$56,633	14.3%		$120,895	20.3%

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

SG&A Expenses

Our SG&A expense rate from continuing operations (including corporate G&A) for the 2008 third quarter increased 460 basis points to 19.2% of homebuilding revenues compared to 14.6% for the same period last year. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to: (i) a lower level of revenues to spread a fixed level of costs over (including a $43.6 million, or 89%, decrease in land sale revenues from the prior year quarter), (ii) a higher level of sales and marketing costs as a percentage of revenues as a result of our focus on generating sales in these challenging market conditions, and (iii) an increase in stock-based compensation expense related to the acceleration of vesting as a result of the change in control due to the MatlinPatterson transaction. These increases as a percentage of homebuilding revenues were offset in part by a reduction in personnel costs as a result of reductions in headcount made to better align our overhead with the weaker housing market combined with the general effort to reduce other general and administrative expenses due to the downsizing of our operations.

Unconsolidated Joint Ventures

We recognized a $91.9 million loss from unconsolidated joint ventures during the 2008 third quarter compared to a loss of $38.5 million in the year earlier period. The loss in the 2008 third quarter reflected a $92.2 million pretax charge related primarily to our share of joint venture impairments related to three projects located in Southern California and our master planned community development in North Las Vegas. Excluding the impairment charges, we generated joint venture income of approximately $312,000 (please see the table set forth below reconciling this non-GAAP measure to our loss from joint ventures). Deliveries from our unconsolidated homebuilding joint ventures totaled 66 new homes in the 2008 third quarter versus 118 in the prior year period.

During the nine months ended September 30, 2008, we recognized a $130.3 million loss from unconsolidated joint ventures which included $126.6 million of pretax charges related primarily to our share of joint venture impairments related to 18 projects as compared to a loss from unconsolidated joint ventures of $119.0 million for the prior year period, which included $133.8 million of joint venture impairments related to 17 projects.

The table set forth below reconciles our loss from homebuilding and land development joint ventures for the three months ended September 30, 2008, to loss from joint ventures excluding joint venture impairment charges:

	Three Months Ended September 30, 2008
	Homebuilding	Land Development	Total
	(Dollars in thousands)
Loss from unconsolidated joint ventures	$(19,295)	$(72,642)	$(91,937)
Add: Joint venture inventory impairment charges	19,295	72,954	92,249

Income (loss) from joint ventures, as adjusted	$—	$312	$312

We believe that the measures described above, which exclude the effect of joint venture impairment charges, are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to impairments for our unconsolidated joint ventures. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Interest Expense

For the three months ended September 30, 2008, we expensed $3.9 million of interest costs related to a portion of real estate inventories which we were not actively preparing for their intended use, and as a result were deemed unqualified assets in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”). All interest costs incurred during the first half of 2008 and all of 2007 were capitalized to inventories. To the extent our debt exceeds our qualified inventory as defined in SFAS 34, we will expense a portion of the interest incurred by us.

Other Income (Expense)

Included in other income (expense) for the three and nine months ended September 30, 2008 were pretax charges of approximately $8.9 million and $17.1 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. The nine months ended September 30, 2008 also included a $9.1 million noncash charge related to the exchange of $128.5 million of senior and senior subordinated notes for a warrant that was issued to MatlinPatterson to purchase shares of preferred stock (the “Warrant”). The charges in the first nine months of 2008 were partially offset by a $1.1 million gain, recognized in the first quarter of 2008, related to the early extinguishment of $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. During the three and nine months ended September 30, 2007, other income (expense) included pretax charges of $6.5 million and $10.7 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. We continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions and any decision to abandon additional land purchase or lot option transactions could lead to further deposit and capitalized preacquisition cost write-offs. In addition, other income (expense) for the nine months ended September 30, 2007 included a goodwill impairment charge of $18.0 million related to our Jacksonville division.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008	2007	% Change		% Change Same Store		2008	2007	% Change		% Change Same Store
Net new orders (1):
Southern California	218	356	(39%	)	(32%	)	772	1,134	(32%	)	(35%	)
Northern California	122	164	(26%	)	(16%	)	494	587	(16%	)	(19%	)

Total California	340	520	(35%	)	(27%	)	1,266	1,721	(26%	)	(30%	)

Arizona (2)	100	150	(33%	)	(13%	)	382	501	(24%	)	(14%	)
Texas (2)	117	196	(40%	)	(49%	)	438	710	(38%	)	(51%	)
Colorado	54	79	(32%	)	(6%	)	160	314	(49%	)	(24%	)
Nevada	15	30	(50%	)	0%		40	71	(44%	)	(25%	)

Total Southwest	286	455	(37%	)	(31%	)	1,020	1,596	(36%	)	(35%	)

Florida	168	174	(3%	)	1%		687	664	3%		3%
Carolinas	127	201	(37%	)	(32%	)	434	714	(39%	)	(47%	)

Total Southeast	295	375	(21%	)	(17%	)	1,121	1,378	(19%	)	(23%	)

Consolidated total	921	1,350	(32%	)	(26%	)	3,407	4,695	(27%	)	(30%	)

Unconsolidated joint ventures (3):
Southern California	23	108	(79%	)	(32%	)	98	334	(71%	)	(36%	)
Northern California	24	22	9%		118%		72	101	(29%	)	(0%	)
Florida	3	—	—		—		3	—	—		—
Illinois	(1)	3	(133%	)	(167%	)	(2)	16	(113%	)	(125%	)

Total unconsolidated joint ventures	49	133	(63%	)	(13%	)	171	451	(62%	)	(30%	)

Discontinued operations	8	127	(94%	)	—		103	438	(76%	)	104%

Total (including joint ventures) (3)	978	1,610	(39%	)	(22%	)	3,681	5,584	(34%	)	(26%	)

Average number of selling communities during the period:
Southern California	37	41	(10%	)			40	38	5%
Northern California	23	26	(12%	)			26	25	4%

Total California	60	67	(10%	)			66	63	5%

Arizona (2)	13	17	(24%	)			16	18	(11%	)
Texas (2)	29	25	16%				30	24	25%
Colorado	8	11	(27%	)			8	12	(33%	)
Nevada	2	4	(50%	)			3	4	(25%	)

Total Southwest	52	57	(9%	)			57	58	(2%	)

Florida	45	47	(4%	)			46	46	0%
Carolinas	29	31	(6%	)			30	26	15%

Total Southeast	74	78	(5%	)			76	72	6%

Consolidated total	186	202	(8%	)			199	193	3%

Unconsolidated joint ventures (3):
Southern California	5	16	(69%	)			6	13	(54%	)
Northern California	4	8	(50%	)			5	7	(29%	)
Florida	1	—	—				—	—	—
Illinois	1	2	(50%	)			1	2	(50%	)

Total unconsolidated joint ventures	11	26	(58%	)			12	22	(45%	)

Discontinued operations	—	25	(100%	)			3	26	(88%	)

Total (including joint ventures) (3)	197	253	(22%	)			214	241	(11%)

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(2)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders companywide (excluding joint ventures and discontinued operations) for the 2008 third quarter decreased 32% to 921 new homes. Our consolidated cancellation rate for the 2008 third quarter was 26% compared to 35% in the 2007 third quarter and 25% in the 2008 second quarter. Our cancellation rate as a percentage of beginning backlog for the 2008 third quarter was 22% compared to 28%

in the year earlier period. This decrease was primarily the result of the significant decline in our backlog levels as well as a decrease in our cancellation rates as compared to prior year. Our absolute sales absorption rates continued to reflect difficult housing conditions in most of our markets, resulting from reduced housing affordability, and the higher level of homes available for sale in the marketplace, including elevated levels of foreclosure properties. These conditions have been magnified by the tightening of available mortgage credit for homebuyers, including increased pricing, decreased availability of jumbo loans and the virtual elimination of “Alt-A” mortgage products. These and other conditions have resulted in a declining home price environment which has contributed to an erosion of homebuyer confidence, a decrease in the pool of qualified buyers and a resulting decrease in our new home sales volume. These slower sales trends have continued into October where our orders have been off even more than the sales absorption rates experienced during the 2008 third quarter.

Net new orders in California (excluding joint ventures) for the 2008 third quarter decreased 35% from the 2007 third quarter on a 10% lower community count. Net new home orders during the quarter were down 39% year-over-year in Southern California on a 10% lower average community count. The decrease was due to weaker overall housing demand despite a slight decrease in the cancellation rate to 31% in the 2008 third quarter, compared to 37% in the 2007 third quarter and 34% in the 2008 second quarter. Net new orders for the 2008 third quarter were down 26% year-over-year in Northern California on a 12% lower community count. Our cancellation rate in Northern California of 24% for the 2008 third quarter was down from 34% in the year earlier but up from the 16% cancellation rate experienced in the 2008 second quarter.

Net new orders in the Southwest for the 2008 third quarter were down 37% year-over-year. Net new home orders for the 2008 third quarter were down 33% in Arizona on a 24% lower average community count. The cancellation rate in Arizona was 19% in the 2008 third quarter, an improvement from 36% in the year earlier period and 23% in the 2008 second quarter. Order activity continued to slide in Texas as evidenced by the 40% decline in net orders during the 2008 third quarter on a 16% higher average community count which reflected the weaker demand experienced in both the Dallas and Austin markets over the last several quarters. In Colorado, net new orders for the 2008 third quarter were down 32% on a 27% lower community count, in what has been a challenging market. Orders in our Las Vegas division in Nevada were down 50%, which continues to be one of the weakest housing markets in the country.

In the Southeast, net new orders (excluding joint ventures) decreased 21% during the 2008 third quarter from the year earlier period. Net new orders in Florida decreased 3% during the 2008 third quarter on a 4% lower community count. All of the Florida markets in which we operate continue to experience erosion in buyer demand and an increased level of available homes on the market, with South Florida experiencing some of the worst housing market conditions in the country. Our 23% cancellation rate for the 2008 third quarter in Florida was flat with the 2008 second quarter, but was down meaningfully from 49% in the year earlier period. Net new orders in the Carolinas were off 37% on a 6% lower community count as a result of continued slowing in housing demand in these markets.

	At September 30,
	2008	2007	% Change
Backlog (in homes):
Southern California	230	645	(64%	)
Northern California	154	234	(34%	)

Total California	384	879	(56%	)

Arizona (1)	140	269	(48%	)
Texas (1)	219	402	(46%	)
Colorado	103	192	(46%	)
Nevada	14	39	(64%	)

Total Southwest	476	902	(47%	)

Florida	261	346	(25%	)
Carolinas	127	294	(57%	)

Total Southeast	388	640	(39%	)

Consolidated total	1,248	2,421	(48%	)

Unconsolidated joint ventures (2):
Southern California	25	209	(88%	)
Northern California	20	62	(68%	)
Florida	3	—	—
Illinois	1	9	(89%	)

Total unconsolidated joint ventures	49	280	(83%	)

Discontinued operations	—	166	(100%	)

Total (including joint ventures) (2)	1,297	2,867	(55%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	At September 30,
	2008	2007	% Change
Backlog (estimated dollar value in thousands):
Southern California	$117,962	$419,164	(72%	)
Northern California	59,928	111,465	(46%	)

Total California	177,890	530,629	(66%	)

Arizona (1)	30,413	76,752	(60%	)
Texas (1)	64,950	111,616	(42%	)
Colorado	31,609	73,386	(57%	)
Nevada	3,408	11,345	(70%	)

Total Southwest	130,380	273,099	(52%	)

Florida	57,880	89,072	(35%	)
Carolinas	29,507	73,578	(60%	)

Total Southeast	87,387	162,650	(46%	)

Consolidated total	395,657	966,378	(59%	)

Unconsolidated joint ventures (2):
Southern California	21,924	117,848	(81%	)
Northern California	11,444	43,168	(73%	)
Florida	839	—	—
Illinois	1,236	7,873	(84%	)

Total unconsolidated joint ventures	35,443	168,889	(79%	)

Discontinued operations	—	39,662	(100%	)

Total (including joint ventures) (2)	$431,100	$1,174,929	(63%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures and discontinued operations) decreased 59% from the year earlier period to approximately $395.7 million at September 30, 2008, reflecting a slowdown in order activity experienced during 2008 as a result of weaker housing market conditions combined with a shorter average escrow period from sales contract date to delivery date.

	At September 30,
	2008	2007	% Change
Building sites owned or controlled:
Southern California	6,213	10,227	(39%	)
Northern California	3,536	5,588	(37%	)

Total California	9,749	15,815	(38%	)

Arizona (1)	2,407	4,367	(45%	)
Texas (1)	2,039	3,750	(46%	)
Colorado	423	869	(51%	)
Nevada	2,335	2,922	(20%	)

Total Southwest	7,204	11,908	(40%	)

Florida	7,696	10,236	(25%	)
Carolinas	2,436	4,239	(43%	)
Illinois	60	154	(61%	)

Total Southeast	10,192	14,629	(30%	)

Discontinued operations	6	4,678	(100%	)

Total (including joint ventures)	27,151	47,030	(42%	)

Building sites owned	19,757	25,528	(23%	)
Building sites optioned or subject to contract	3,401	6,649	(49%	)
Joint venture lots	3,987	10,175	(61%	)

Total continuing operations	27,145	42,352	(36%	)
Discontinued operations	6	4,678	(100%	)

Total (including joint ventures)	27,151	47,030	(42%	)

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

Total building sites owned and controlled as of September 30, 2008 decreased 42% from the year earlier period, which reflects our efforts to generate cash, reduce our real estate inventories, and to better align our land supply with the current level of new housing demand. These efforts were furthered by the sale of approximately 6,300 lots since September 30, 2007, including the sale of substantially all of our Tucson and San Antonio assets, and our decision to abandon various land purchase and lot option contracts.

	At September 30,
	2008	2007	% Change
Completed and unsold homes:
Consolidated (1)	374	571	(35%	)
Joint ventures (1)	17	23	(26%	)

Total continuing operations	391	594	(34%	)
Discontinued operations	2	79	(97%	)

Total	393	673	(42%	)

Spec homes under construction:
Consolidated (1)	1,148	1,334	(14%	)
Joint ventures (1)	286	418	(32%	)

Total continuing operations	1,434	1,752	(18%	)
Discontinued operations	—	71	(100%	)

Total	1,434	1,823	(21%	)

Homes under construction (including specs):
Consolidated (1)	2,143	3,280	(35%	)
Joint ventures (1)	327	648	(50%	)

Total continuing operations	2,470	3,928	(37%	)
Discontinued operations	—	211	(100%	)

Total	2,470	4,139	(40%	)

(1)	Excludes the Tucson and San Antonio divisions, which are classified as discontinued operations.

The number of completed and unsold homes from continuing operations (excluding joint ventures) as of September 30, 2008 decreased 35% from September 30, 2007 to 374 homes and decreased 46% from December 31, 2007 as a result of our efforts to move completed spec homes. The number of homes under construction from continuing operations (exclusive of joint ventures) as of September 30, 2008 decreased

35% from the year earlier period to 2,143 units in response to our increased focus on managing the level of our speculative inventory and our desire to better match new construction starts with lower sales volume and demand.

Financial Services

In the 2008 third quarter, our financial services subsidiary generated a pretax loss of approximately $614,000 compared to a pretax loss of $1.3 million in the year earlier period. The decrease in pretax loss was driven by a $1.1 million net increase in unrealized gains on loans held for sale, an increase in margins on loans sold during the 2008 third quarter, and a decrease in fixed and variable personnel expenses due to a reduction in headcount to better align our fixed overhead with lower production levels. These charges were partially offset by a 46% year-over-year decrease in the volume of loans sold during the 2008 third quarter. The decrease in loan sales was primarily the result of a decrease in new home deliveries in the markets in which our financial services subsidiary operates.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Three Months Ended September 30,
	2008	2007
Mortgage Loan Origination Product Mix:
Conforming loans	38%	59%
Jumbo loans	10%	28%
Government loans	51%	8%
Other loans	1%	5%

	100%	100%

Loan Type:
Fixed	94%	80%
ARM	6%	20%
ARM loans ≥ 5 year initial adjustment period	100%	95%
Interest only (ARM’s)	54%	85%
Credit Quality:
FICO score ≥ 700	95%	85%
FICO score between 699 - 620	5%	14%
FICO score < 620 (sub-prime loans)	0%	1%
Avg. FICO score	729	739
Other Data:
Avg. combined LTV ratio	87%	84%
Full documentation loans	97%	64%
Non-Full documentation loans	3%	36%
Loan Capture Rates	83%	76%

Income Taxes

As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length, we recorded a noncash valuation allowance of $134.1 million, net of the reversal of a portion of the deferred tax asset valuation allowance discussed below, during the three months ended September 30, 2008 against our net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” resulting in a total valuation allowance of $529.2 million at September 30, 2008. To the extent that we generate eligible taxable income in the future to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate by reducing the valuation allowance.

During the three months ended September 30, 2008, we recognized an income tax benefit as a result of filing a $20.8 million refund claim related to our 2007 federal income tax return, which resulted in the reversal of a portion of the deferred tax asset valuation allowance.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. As such, included in the valuation allowance against our deferred tax asset is a $39.8 million charge related to the potential Section 382 limitation on our ability to carry 2008 tax losses back to 2006 for refund purposes. We are in the process of evaluating these potential carryback limitations, including soliciting a private ruling from the IRS to clarify the application of these rules to our specific facts, and to the extent we receive a successful outcome to such request, we may be able to reverse a portion of the current valuation allowance in a subsequent period.

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

Net losses from discontinued operations for the three months ended September 30, 2008 and 2007 were approximately $69,000 and $5.9 million, respectively. Net losses from discontinued operations for the nine months ended September 30, 2008 and 2007 were approximately $2.0 million and $45.6 million, respectively.

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

For the nine months ended September 30, 2008, we generated approximately $198.0 million, $16.4 million and $275.2 million in cash flows from operating, investing and financing activities, respectively. These cash flows resulted from, among other things, a $235.6 million tax refund related to our 2007 federal tax return, MatlinPatterson’s purchase of 381,250 shares of our Senior Preferred Stock for $381.3 million (described below), the settlement of our rights offering for $152.5 million (described below), our efforts to reduce our investment in homebuilding inventories (through a combination of reducing expenditures related to land acquisition and development, reducing speculative construction starts, reducing investments in joint ventures and selling non-strategic assets) and a reduction in the level of mortgage loans held for sale by us. These cash flows were partially offset by the use of approximately $168.5 million in cash for exiting certain joint ventures (through either paying our partner to assume our interest, purchasing and unwinding joint ventures or accelerating our proportionate share of lot purchases from certain joint ventures) and approximately $207.6 million in cash for financing activities related primarily to the net repayment of homebuilding and mortgage credit facility debt. The impact of these cash flow activities resulted in a net increase in our homebuilding cash balance of approximately $492.8 million since December 31, 2007 resulting in a homebuilding cash balance of $712.0 million at September 30, 2008. Based on the substantial cash position as of September 30, 2008, the extinguishment of debt in connection with the exchange for a warrant (described below), the available borrowing capacity under our revolving credit facility and our operating initiatives to generate cash, we believe our sources of capital are sufficient to meet our liquidity needs for the foreseeable future.

MatlinPatterson Investment

On May 26, 2008, we entered into an Investment Agreement (the “Investment Agreement”) with MatlinPatterson. We consummated the following transactions pursuant to the Investment Agreement:

•

On June 27, 2008, we issued 381,250 shares of a new series of senior convertible preferred stock (“Senior Preferred Stock”) to MatlinPatterson for $381.3 million in cash. Upon obtaining stockholder approval on August 18, 2008, the shares of Senior Preferred Stock automatically converted into shares of Series B junior participating convertible preferred stock (the “Series B Preferred Stock”), which are convertible into 125 million shares of our common stock;

•

On June 27, 2008, MatlinPatterson exchanged $128.5 million of our senior and senior subordinated notes for a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which became excercisable for Series B Preferred Stock following the receipt of stockholder approval on August 18, 2008. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock; and

•

We commenced a rights offering (“Rights Offering”) pursuant to which each holder of our common stock as of the record date of July 28, 2008 was offered a right (“Right”) to purchase up to such holder’s pro rata share of 50 million shares of our common stock at a per share price of $3.05 (equivalent to approximately 0.69 shares of common stock for each Right). The offer expired August 22, 2008 and rights to purchase approximately 27.2 million shares of common stock were exercised for a total subscription price of $82.9 million. As contemplated by the Investment Agreement, MatlinPatterson purchased from us (in the form of Series B Preferred Stock), the 22.8 million equivalent shares of common stock not purchased by our existing common stockholders in the Rights Offering for a total subscription price of $69.6 million. In addition, we received approximately $562,000 for subscription rights associated with borrowed shares related to our share lending facility.

Series B Preferred Stock

The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price (currently $3.05), subject to customary anti-dilution adjustments, plus cash in lieu of fractional shares. The Series B Preferred Stock ranks pari passu with our common stock and our Series A Preferred Stock and junior to all of our other equity securities and has no liquidation preference over our common stock. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates) cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on our common stock.

Revolving Credit Facility and Term Loans

On June 27, 2008, we amended our revolving credit facility, our Term Loan A and our Term Loan B (collectively, the “Credit Facilities”) to, among other things, (i) reduce the total commitment under the revolving credit facility from $500 million to $395 million, (ii) pay down the unsecured borrowings under the revolver from $90 million to $55 million and the unsecured Term Loan A balance from $100 million to $65 million, (iii) reduce the letter of credit sublimit under the revolver from $450 million to $100 million, (iv) agree to make quarterly principal amortization payments under the Term Loan A and the revolver, of $2.5 million each (subject to increase to $5.0 million upon any future entry by the Company or its subsidiaries into certain types of credit facilities), and (v) agree to secure future revolver borrowings and letters of credit (other than certain existing borrowings and letters of credit) with certain specified types of collateral (including model homes and other real property assets to be determined) based on specified loan-to-value ratios. In addition, the commitment under the revolving credit facility will be reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter. As of September 30, 2008, we had approximately $62.5 million and $225.0 million outstanding on our Term Loan A and Term Loan B, respectively, and $52.5 million in borrowings outstanding and $40.8 million in letters of credit outstanding (of which $36.6 million was unsecured) under our revolving credit facility which had a current commitment amount of $392.3 million.

Prior to amending the Credit Facilities, we were not in compliance with our consolidated tangible net worth and leverage covenants contained in such facilities and were operating under a waiver extended by our bank group. In connection with the amendments to the Credit Facilities, the financial covenants contained in such facilities were modified to eliminate covenants relating to consolidated tangible net worth, leverage, unsold land and minimum interest coverage. The borrowing base covenant and limitations on joint venture investments were also eliminated. The amended Credit Facilities contain a new liquidity test requiring us to maintain either a minimum ratio of cash flow from operations to consolidated home building interest incurred or a minimum cash interest reserve equal to our last four fiscal quarter’s actual interest incurred and also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of debt and the incurrence of debt. The limitation on incurring new debt contains a number of exceptions including $270 million to $500 million of ACI debt (dependent on whether we have fully secured the revolving credit facility and Term Loan A borrowings), non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after the maturity dates of the revolving credit facility and Term Loan A. The financial covenants, including elimination of the borrowing base, and certain other provisions of our $225 million Term Loan B were automatically amended to match those of the revolver and Term Loan A as of the effective time of the amendments of the Credit Facilities. Also, in connection with the amendments to the Credit Facilities, certain waivers previously granted under the facilities were permanently extended.

Our covenant compliance for the Credit Facilities at September 30, 2008 is set forth in the table below:

Covenant	Actual at September 30, 2008	Covenant Requirement at September 30, 2008
Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding Interest Incurred Ratio	4.59	≥	1.75

While we were in compliance with the cash flow coverage ratio covenant as of September 30, 2008, we may be unable to meet this ratio in the future. Assuming we were unable to satisfy this ratio as of September 30, 2008, we would have been required to deposit approximately $127.1 million of cash in a restricted cash account with our agent bank.

Senior and Senior Subordinated Notes

In addition to our Credit Facilities, as of September 30, 2008, we had $1,174.2 million of senior and senior subordinated notes outstanding (the “Notes”). The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. While, as of September 30, 2008, we satisfied the leverage condition, we may be unable to satisfy this condition in the near term. As a result, our ability to incur further indebtedness may be limited. Exceptions to this limitation include new borrowings of up to $550 million under bank credit facilities (including our revolving credit facility), subject to available borrowing sources, and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. We believe that these exceptions and our homebuilding cash balance of $712.0 million at September 30, 2008, which includes cash held in our unrestricted subsidiaries, provide us with substantial resources and alternatives to fund our cash needs.

Under the limitation on restricted payments, we are also prohibited from making restricted payments, which include investments in joint ventures, if we do not satisfy either the leverage condition or interest coverage condition. Our ability to make restricted payments is also subject to a basket limitation. Investments in joint ventures (and other restricted payments) may continue to be made, however, from funds held in our unrestricted subsidiaries. Based on current estimated funding requirements, we believe that the funds in our unrestricted subsidiaries are sufficient to fund our future joint venture investment obligations.

Our leverage and interest coverage conditions contained in our 5 1 /8% Senior Notes due 2009 (our most restrictive series of Notes based on the leverage ratio condition as of September 30, 2008) are set forth in the table below:

Covenant and Other Requirements	Actual at September 30, 2008	Covenant Requirements at September 30, 2008
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	2.12	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	0.51	≥	2.00

(1)	The leverage ratio condition under the indenture governing our 9 1/4% Senior Subordinated Notes due 2012 is ≤2.50.

During the nine months ended September 30, 2008, we repurchased and simultaneously retired approximately $22.5 million of our 6 1/2% Senior Notes due 2008 through open market purchases. In connection with these open market purchases, we recognized a $1.1 million gain from the early extinguishment of debt as the notes were purchased at a discount to their par value. At September 30, 2008, our remaining balance of the 6 1/2% Senior Notes due 2008 was $103.5 million. This amount was repaid in full on October 1, 2008, upon the maturity of these notes.

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

In conjunction with the Investment Agreement, MatlinPatterson exchanged $128.5 million of senior and senior subordinated notes (consisting of $25.5 million of 5 1/8% Senior Notes due 2009, $2.0 million of 6 1/2% Senior Notes due 2010, $21.6 million of 6% Senior Subordinated Convertible Notes due 2012 and $79.5 million of 9 1/4% Senior Subordinated Notes due 2012) for the Warrant to purchase 272,670 shares of Series B Preferred Stock at a common stock equivalent exercise price of $4.10 per share. In connection with this exchange, we recognized a loss of $9.1 million during the nine months ended September 30, 2008 related to the extinguishment of the debt which was included in other income (expense) in the accompanying condensed consolidated statements of operations.

Senior Subordinated Convertible Notes

We have $78.5 million of 6% Senior Subordinated Convertible Notes (the “Convertible Notes”) due on October 1, 2012. In connection with these notes we entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Convertible Notes to our common stock. In connection with the Rights Offering, the conversion rate applicable to our 6% Convertible Senior Subordinated Notes due 2012 was adjusted to 119.5312 shares (equivalent to a conversion price of $8.37) of our common stock per $1,000 principal amount of the notes. The conversion rate prior to such adjustment was 114.2857 shares (equivalent to an initial conversion price of $8.75 per share), of the Company’s common stock per $1,000 principal amount of the notes. The new conversion rate is subject to further adjustments as provided in the indenture governing the notes.

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

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 53, in connection with our land development and homebuilding joint ventures we typically obtain secured acquisition, development and construction financing, which reduces the use of funds from corporate financing sources. However, as market conditions have deteriorated we have been required to expend corporate funds for previously unanticipated obligations associated with these joint ventures. From time to time, we may be required to utilize corporate financing sources with respect to certain of these joint ventures to:

•	satisfy margin calls with respect to our loan-to-value maintenance obligations;

•	satisfy the margin calls of non-performing partners on their loan-to-value maintenance obligations;

•	satisfy indemnification obligations with respect to surety bonds;

•	buy-out non-performing partner's ownership interests and satisfy outstanding joint venture debt;

•	fund payments to joint venture partners and lenders to obtain releases from joint ventures that we elect to exit;

•	fund cost overruns associated with completion obligations; and

•

finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with a third party lender.

To the extent we utilize corporate financing sources to satisfy these potential joint venture obligations, such use reduces the amount of capital we otherwise have available for planned corporate expenditures. In addition, if we are unable to satisfy the conditions required to make restricted payments contained in our senior and senior subordinated notes, we will be required to utilize corporate funds held in our unrestricted subsidiaries to fund such obligations, which will reduce our ability to utilize those funds to satisfy other obligations that would otherwise be considered restricted payments.

At September 30, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $512.2 million and equity that totaled approximately $392.4 million.

Other Financing Sources

Trust Deed and Other Notes Payable. From time to time, we use purchase money mortgage financing to finance land acquisitions. We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds. At September 30, 2008, we had approximately $71.5 million outstanding in trust deed and other notes payable, including $38.6 million in secured debt that was assumed in connection with unwinding one joint venture during the 2008 second quarter and $3.8 million related to CDD bonds.

Mortgage Credit Facilities. During the three months ended September 30, 2008, our mortgage financing subsidiary utilized four mortgage credit facilities to fund its operations with commitments aggregating $148 million and with maturity dates ranging from January to June 2009. Two of the mortgage credit facilities with an aggregate borrowing capacity totaling $80 million are uncommitted (meaning that the lender has discretion to refuse to fund requests) and require that Standard Pacific Mortgage maintain cash collateral accounts aggregating $4.0 million. At September 30, 2008, we had approximately $65.1 million advanced under the four mortgage credit facilities and as of and for the three and nine months ended September 30, 2008, we were in compliance with the financial and other covenants contained in these facilities, except that we did not satisfy the profitability covenant contained in the $60 million facility for the three month period ended September 30, 2008. On October 7, 2008, we obtained a permanent waiver for this noncompliance.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects. At September 30, 2008, we had approximately $306.1 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $135.2 million remaining in cost to complete. As a result of the recent deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some have asked for security with respect to outstanding bonds. If we are unable to obtain required bonds in the future, or are required to provide security for existing bonds, our liquidity would be negatively impacted.

Tax Refunds. For the taxable year ended December 31, 2007, we generated a tax refund of $256.4 million related to federal net operating loss (“NOL”) carrybacks of which $235.6 million was collected in February 2008 and $20.8 million remains to be collected. In addition, for the 2008 taxable year, we have generated a tax refund through the nine months ended September 30, 2008 of approximately $66.2 million, net of potential Section 382 limitations. As of September 30, 2008, we had a federal income tax receivable of approximately $87.0 million, which is included in homebuilding other assets.

We believe that an ownership change under Section 382 occurred as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited in the use of certain tax attributes that are attributed to tax periods prior to the ownership change, which may potentially decrease the amount of federal taxes previously paid that are available for NOL carrybacks for the taxable year ended December 31, 2008. We are in the process of evaluating these potential carryback limitations, including soliciting a private ruling from the IRS to clarify the application of these rules to our specific facts, and to the extent we receive a successful outcome to such request, we may be able to reverse a portion of the current valuation allowance and the federal tax receivable for the taxable year ended December 31, 2008 may increase.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our likely near-term inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness), our ability to effectively access these liquidity sources is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During 2007 and 2008, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition, coupled with the wide-spread decline in the general homebuilding market. It is possible that additional downgrades could occur for us if our financial condition and/or the outlook for the homebuilding industry deteriorate further.

Dividends

We paid no dividends to our stockholders during the nine months ended September 30, 2008. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our earnings, our financial condition and liquidity, our capital requirements, and applicable legal and contractual restrictions. Additionally, our revolving credit facility, public note indentures, and senior term loans impose restrictions on our ability to pay dividends. Subject to limited exceptions, we are prohibited by the terms of our revolving credit facility, senior term loans and public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchase Program

On July 26, 2006, our Board of Directors authorized a $50 million stock repurchase plan. Through August 5, 2008, no shares have been repurchased under the stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves. In connection with the vesting of restricted stock grants made under our equity incentive plans, we repurchased an aggregate of approximately 215,531 shares from our executive officers to fund vesting-related tax obligations totaling approximately $726,000. We are currently prohibited by the terms of our revolving credit facility, senior term loans, and public note indentures from repurchasing capital stock for cash.

Leverage

Our adjusted homebuilding leverage ratio (as measured by adjusted net homebuilding debt, which reflects the offset of homebuilding cash and excludes indebtedness of our financial services subsidiary and liabilities from inventories not owned, to adjusted total book capitalization) was 53% at September 30, 2008. Our leverage level has been negatively impacted over the last two years due to the reduction in our equity base as a result of the significant level of impairments incurred by us. The impact of these impairments on our leverage has been offset in part by the equity raised in the transactions contemplated by the Investment Agreement. Our leverage and debt levels, including usage of our revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, joint venture funding requirements, acquisitions of other homebuilders, the consolidation of joint ventures into our condensed consolidated financial statements, changes in demand for new homes (including an increase in our cancellation rate), and inventory and goodwill impairment charges, land deposit write-offs and deferred tax valuation allowance charges. Excluding the impact and timing of recording impairments, historically, our leverage increases during the first three quarters of the year and reaches a low at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land. At September 30, 2008, we had cash deposits and letters of credit outstanding of approximately $24.9 million and capitalized preacquisition and other development and construction costs of approximately $15.2 million relating to land purchase and option contracts having a total remaining purchase price of approximately $261.5 million. Approximately $59.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

For the three months ended September 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $8.9 million and $6.5 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the nine months ended September 30, 2008 and 2007, we incurred pretax charges (net of recoveries) of approximately $17.1 million and $10.7 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our corporate financing sources. While over the long term we plan to continue using these types of arrangements from time to time to finance the development of properties, we have significantly reduced our participation in joint ventures and the use of this type of financing during the current downturn. At September 30, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $512.2 million and equity that totaled $392.4 million, compared to $1,028.1 million in joint venture indebtedness and $944.0 million in equity as of September 30, 2007.

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations with our other partners, and in some instances, these obligations are subject to limitations on the amount that we could be required to pay down. At September 30, 2008, approximately $245.0 million of our unconsolidated joint venture borrowings were subject to these credit enhancements by us (of which $16.6 million we would be solely responsible for and $228.4 million of which we would be jointly and severally responsible with our partners, either directly under the credit enhancement or through contribution provisions in the applicable joint venture document).

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. These surety indemnity arrangements are generally joint and several obligations with our joint venture partners. At September 30, 2008, our joint ventures had approximately $34.6 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures. As of September 30, 2008, we held membership interests in 33 homebuilding and land development joint ventures (excluding discontinued operations), of which 20 were active and 13 were inactive or winding down. Of the 20 active homebuilding and land development joint ventures (excluding discontinued operations), 10 had project specific financing as of September 30, 2008. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 10 largest joint ventures based on total assets as of September 30, 2008, representing over approximately 90% of the assets and debt of our unconsolidated joint ventures.

			As of September 30, 2008
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Loan-to- Value Maintenance Agreement		Construction Completion Guaranty
Joint Venture Name			Assets	Debt	Equity
			(Dollars in thousands)
Homebuilding:
Walnut Acquisition	2004	Pasadena, CA	$42,417	$47,916	$(6,325)	115.2%	Yes		Yes
LB/L - Duc II Scally Ranch	2002	American Canyon, CA	32,141	27,511	(1,495)	105.7%	Yes		Yes
Chatelaine II Ventures	2004	Los Angeles, CA	26,259	24,947	(10)	100.0%	Yes		Yes
Sanctuary Club	2006	Chicago, IL	23,441	19,342	1,911	91.0%	Yes		Yes

Subtotal select homebuilding joint ventures			124,258	119,716	(5,919)	105.2%

Land Development:
Black Mountain Ranch	2003	San Diego, CA	115,670	36,726	49,210	42.7%	Yes		Yes
Menifee Development	2002	Menifee, CA	45,899	36,146	1,863	95.1%	Yes		Yes
November 2005
Land Investors	2005	Las Vegas, NV	474,984	224,224	195,354	53.4%	No	(3)	No
Riverpark Legacy	2004	Oxnard, CA	59,835	—	54,450	0.0%	N/A		N/A
Talega Associates (1)	1997	San Clemente, CA	76,745	50,025	23,102	68.4%	Yes		Yes
Centennial Founders	2000	Valencia, CA	44,430	—	44,107	0.0%	N/A		N/A

Subtotal select land development joint ventures			817,563	347,121	368,086	48.5%

Subtotal of select joint ventures			941,821	466,837	362,167	56.3%

Other homebuilding and land development joint ventures (2)			66,498	21,984	31,331	41.2%
Discontinued operations (4)			24,568	23,363	(1,106)	105.0%

Total homebuilding and land development joint ventures			$1,032,887	$512,184	$392,392	56.6%

(1)	This predominantly land development joint venture, originally consisting of approximately 3,800 lots, also includes two homebuilding projects with an aggregate of approximately 150 lots.

(2)	Represents approximately 23 unconsolidated homebuilding and land development joint ventures (excluding discontinued operations), of which 10 have ongoing homebuilding or land development activities and 13 are either inactive or winding down.

(3)	As of September 30, 2008, we were obligated to purchase approximately $21.9 million of lots from this joint venture pursuant to a take-down schedule beginning in the 2008 fourth quarter.

(4)	Reflects discontinued operations related to our Tucson operation.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn. The following lists a number of recent developments regarding our joint ventures.

•

Loan-to-Value Maintenance Related Payments. During the nine months ended September 30, 2008, we made $20.7 million of loan remargin payments related to three of our Southern California and Arizona joint ventures.

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

•

Purchases and Consolidation. Purchasing a joint venture’s assets and paying off its debt increases our leverage and absolute consolidated debt levels. During the nine months ended September 30, 2008, we purchased and unwound two Southern California joint ventures for approximately $53.0 million and assumed $47.7 million of joint venture indebtedness related to one joint venture.

•

Joint Ventures Exited and Acceleration of Joint Venture Lot Purchases. During the nine months ended September 30, 2008, we and our joint venture partner unwound one Southern California joint venture, whereby each partner purchased their proportionate share of the lots from the joint venture. In addition, we accelerated the takedown of substantially all of the lots from one Southern

California joint venture and one Arizona joint venture. In connection with these lot purchases, we accelerated the take-down of 1,186 lots from these joint ventures for approximately $112.3 million. During the three months ended September 30, 2008, we exited two Northern California joint ventures for a combined payment of approximately $3.3 million.

•

Restriction on Investments in Joint Ventures. As described above under the heading “Senior and Senior Subordinated Notes,” the limitation on restricted payments contained in our public note indentures currently prohibits us from making additional investments in joint ventures (including, without limitation, remargin payments, loan pay-offs, and additional capital contributions), except through the use of funds held by our unrestricted subsidiaries. We believe the funds held in our unrestricted subsidiaries are sufficient to satisfy our joint venture obligations for the foreseeable future.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year beginning January 1, 2009. We do not believe adopting SFAS 141R will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. Upon adoption on January 1, 2009, the amount remaining in minority interests will be classified as a separate component in stockholders’ equity. We do not believe adopting SFAS 160 will have a material impact on our financial condition or results of operations.

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

On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we anticipate that we would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. We are currently assessing the potential impact of IFRS on our financial statements and will continue to follow the proposed roadmap for future developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2008. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and as of September 30, 2008, the estimated fair value of the swaps represented a liability of $17.8 million and were included in accrued liabilities in our condensed consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage, and our mortgage financing joint venture, SPH Home Mortgage. Our mortgage financing joint venture, and for a portion of its loan originations, Standard Pacific Mortgage, manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. In the case of our mortgage financing joint venture, these loans are presold and promptly transferred to our financial institution partner or third party investors. In the case of Standard Pacific Mortgage, these loans are presold to third party investors. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from third party investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil. As of September 30, 2008, Standard Pacific Mortgage held approximately $9.5 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a significant portion of its mortgage loans on a non-presold basis. The loans originated on a non-presold basis are substantially "conforming" or "government" loans, which are loans eligible for sale to, or guarantee by, a government sponsored enterprise, such as Fannie Mae, Freddie Mac, the Federal Housing Administration or the Veterans Administration. When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 45 days before the loans are sold to third party investors. Standard Pacific Mortgage utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of September 30, 2008, Standard Pacific Mortgage had approximately $112.1 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

•	the likelihood that we will be required to complete lot takedowns on uneconomic terms;

•	the potential need for additional capital contributions to joint ventures or that buy-sell provisions may be triggered and the potential effect on our liquidity and leverage;

•

the sufficiency of our capital resources and ability to access additional capital, including the sufficiency of unrestricted funds available to satisfy joint venture obligations and make other restricted payments;

•	intensified efforts to manage cash flows, including slowing construction starts and reducing outlays for new land purchases;

•	management’s focus on controlling leverage, our historical leverage trends and the seasonal nature of borrowings;

•	the potential for additional rating downgrades;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	estimated remaining cost to complete the infrastructure of our projects;

•	future warranty costs;

•	litigation related costs;

•	our intention to have substantially exited the Tucson and San Antonio markets;

•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments and our ability to obtain a waiver of any non-compliance;

•	our plans with respect to stock repurchases;

•	our ability to renegotiate, restructure or extend joint venture loans on acceptable terms;

•	the estimated fair value of our swap agreements;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our inability to obtain surety bonds, the need to provide security to obtain surety bonds, and the impact on our liquidity;

•	our ability to receive a successful outcome to our request for an IRS private letter ruling;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants; and

•	the impact of recent accounting pronouncements.

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

•	risks relating to acquisitions;

•	litigation and warranty claims; and

•	other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K and subsequent Form 10-Q’s.

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

Patel v. Parnes

On August 16, 2007, Plaintiff Vinod Patel filed a Complaint in the United States District Court for the Central District of California, titled Patel v. Parnes, Case No. CV07-05364 MMM (SHx). The Complaint named Andrew Parnes, Standard Pacific’s Chief Financial Officer, as a defendant. On December 3, 2007, the Court appointed Pinellas Park Retirement System, Plumbers Local No. 98 Defined Benefit Pension Fund, and the City of Pontiac General Employees’ Retirement System as Lead Plaintiffs. On or about

January 23, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint for Violations of Federal Securities Laws. The Consolidated Complaint named Andrew Parnes and Stephen Scarborough, Standard Pacific’s former Chief Executive Officer, President and Chairman of the Board, as defendants. The Consolidated Complaint did not name the Company as a defendant. In the Consolidated Complaint, Plaintiffs sought to certify a class of all persons who purchased the publicly traded securities of Standard Pacific between October 27, 2005 and August 2, 2007. Plaintiffs alleged that the price of Standard Pacific’s common stock was artificially inflated during this period because Mr. Parnes and Mr. Scarborough provided false and misleading earnings and sales guidance to the public that lacked a reasonable basis due to the adverse impact of rising interest rates, slowing housing markets and other macro-economic factors affecting Standard Pacific. Plaintiffs asserted claims against Mr. Parnes and Mr. Scarborough for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and against Mr. Parnes for violation of Section 20A of the Securities Exchange Act of 1934.

Mr. Scarborough and Mr. Parnes filed a motion to dismiss the case on March 10, 2008. On May 19, 2008, the Court granted the motion, and dismissed the Consolidated Complaint with leave to amend. In its May 19, 2008 order, the Court allowed Lead Plaintiffs until July 3, 2008 to file an amended complaint. On July 3, 2008, Lead Plaintiffs filed a Notice of Intent Not to File an Amended Complaint. Therefore, on August 11, 2008, the Court dismissed the action with prejudice.

Scarborough v. Standard Pacific Corp.

On September 9, 2008, former Standard Pacific Chief Executive Officer, President and Chairman Stephen J. Scarborough initiated an arbitration proceeding in JAMS in Orange County, California alleging that by not paying him benefits of approximately $23 million in connection with the termination of his employment in March 2008 the Company violated the terms of his Change in Control Agreement with the Company. Mr. Scarborough further alleges that the termination of his employment was wrongful and that his claims are not barred by the separation agreement he signed in March 2008 inasmuch as he asserts that he was fraudulently induced to sign that agreement. The Company believes these claims are without merit and has filed a response to the complaint, denying all of the material allegations and setting forth a number of affirmative defenses. No date has been set for a hearing on this claim.

Kartozian v. Standard Pacific Corp.

On October 2, 2008, former Standard Pacific Senior Vice President Jari Kartozian initiated an arbitration proceeding in JAMS in Orange County, California alleging that by not paying her approximately $1.2 million in connection with the termination of her employment in May 2008 the Company violated the terms of her Change in Control Agreement with the Company. Ms. Kartozian further alleges that she was the victim of age discrimination and that her termination of employment amounted to a wrongful termination in violation of public policy. Ms. Kartozian asserts that her claims are not barred by the separation agreement she signed in May 2008 inasmuch as she was fraudulently induced to sign that agreement. The Company believes these claims are without merit and intends to file a response to the complaint within the next several weeks. No date has been set for a hearing on this claim.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe these claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 1A.	RISK FACTORS

Please see the risk factors contained in our quarterly report on Form 10-Q for the quarter ended June 30, 2008, which replaced in their entirety those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described more fully in our current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008, we issued 69,579 shares of Series B Preferred Stock to MP CA Homes, LLC on September 3, 2008.

During the three months ended September 30, 2008, we repurchased the following shares from executive officers and directors to satisfy tax withholding obligations that arose upon the vesting of performance share awards and restricted stock (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
July 1, 2008 to July 31, 2008	—	$—	—	$50,000
August 1, 2008 to August 31, 2008	151,086	3.04	—	50,000
September 1, 2008 to September 30, 2008	—	—	—	50,000

Total	151,086		—

(1)	In July 2006 we announced that our Board of Directors had authorized a $50 million stock repurchase plan. The repurchase plan has no stated expiration date. During the quarter ended September 30, 2008 and from October 1, 2008 through November 5, 2008, no shares were repurchased under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held on August 18, 2008, Standard Pacific’s stockholders approved the following matters:

1.	The conversion of shares of our outstanding Senior Convertible Preferred Stock into Series B Preferred Stock, the issuance of Series B Preferred Stock upon the exercise of the Warrant issued to MatlinPatterson and the issuance of common stock upon the conversion of the Series B Preferred Stock;

2.	The adoption of our Amended and Restated Certificate of Incorporation, which, among other things, (i) increased the total number of shares of capital stock that we are authorized to issue from 210,000,000 shares to 610,000,000 shares, (ii) declassified our Board of Directors, (iii) removed provisions providing for a supermajority vote in connection with certain actions, (iv) renounced, pursuant to Section 122(17) of the Delaware General Corporation Law, any interest or expectancy of ours in business opportunities presented to directors and stockholders affiliated with MatlinPatterson, and (v) removed the prohibition on the ability of our stockholder’s to act by written consent for so long as MatlinPatterson and its affiliates hold at least 40% of our voting securities; and

3.	An amendment to our 2008 Equity Incentive Plan to increase the number of shares available for issuance under the plan by 19,023,543.

Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-Votes
Conversion of Senior Preferred Stock into Series B Preferred Stock	36,076,577	1,658,353	124,891	31,340,003
Amended and Restated Certificate of Incorporation	69,208,434	2,898,747	224,453	14,157,290
2008 Equity Incentive Plan Amendment	51,741,814	3,138,869	268,238	31,340,003

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

3.3	Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

3.4	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2008.

10.1	Severance Agreement, dated September 2, 2008, between the Registrant and Jeffrey V. Peterson, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008.

10.2	2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 6, 2008	By:	/s/ JEFFREY V. PETERSON
Jeffrey V. Peterson
Chairman of the Board of Directors,
Chief Executive Officer and President

Dated: November 6, 2008	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Executive Vice President – Finance and Chief Financial Officer