Form 10-K
period 2008-12-31
STANDARD PACIFIC CORP /DE/
filed 2009-03-12
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to
Commission file number 1-10959

STANDARD PACIFIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Technology Drive, Irvine, California, 92618
(Address of principal executive offices)

(949) 789-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value (and accompanying Preferred Share Purchase Rights)	New York Stock Exchange
6¼% Senior Notes due 2014 (and related guarantees)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $242,811,723.

As of March 9, 2009, there were 100,624,350 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:

    Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

We are a leading geographically diversified builder of single-family attached and detached homes.  We construct homes within a wide range of price and size targeting a broad range of homebuyers.  We have operations in major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada and have built homes for more than 106,000 families during our 43-year history.

In 2008, the percentages of our home deliveries by state (including deliveries by unconsolidated joint ventures) were as follows:

State	Percentage of Deliveries
California	38%
Florida	18
Arizona	11
Texas	13
Carolinas	11
Colorado	5
Nevada	1
Discontinued operations	3
Total	100%

In addition to our core homebuilding operations, we also provide mortgage financing and title services to our homebuyers.  For business segment financial data, including revenue, total assets, pretax income (loss), income (loss) from investments in unconsolidated joint ventures and impairments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 17, as well as Note 3 to our consolidated financial statements beginning on page 64.

Standard Pacific Corp. was incorporated in the State of Delaware in 1991.  Through our predecessors, we commenced our homebuilding operations in 1966. Our principal executive offices are located at 26 Technology Drive, Irvine, California 92618. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its predecessors and subsidiaries.

This annual report on Form 10-K and each of our other quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, are available free of charge on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. The information contained on our website is not incorporated by reference into this report and should not be considered part of this report.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the Securities and Exchange Commission website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Strategy

    Our strategy for creating long-term shareholder value includes the following elements:

Overhead, Costs and Operations

•	Align overhead structure with current delivery levels;

•	Manage speculative starts and new community openings to align production with sales;

•	Be among the leaders in each of our markets allowing better access to land opportunities and the potential for a lower cost structure;

•	Centralize key administrative functions, such as finance and treasury, information technology, legal and risk management, and human resources, in our corporate headquarters;

•
Reduce the number of our operating divisions, eliminating overlapping management, customer service, purchasing, accounting and other functions, while utilizing a leaner satellite structure to maintain a local presence in markets where we operate at lower volume levels;

•	Use the downturn in the economy as an opportunity to improve our operating model to be positioned to offer better value to our customers as industry conditions improve;

•	Value engineer our homes with a sharpened focus on preferred customer features;

•	Accelerate our national and regional purchasing, re-bidding and other purchasing initiatives; and

•
Focus on our historical strength, single family detached and attached homes (including condominiums) configured in three or fewer stories and which are offered at multiple price points to appeal to a broad range of homebuyers.

Land and Footprint

•	Take advantage of the distressed land market to acquire low cost land positions in markets that are expected to be high growth in the future;

•	Enhance our land position while prices are depressed and then return to a more typical 2 to 3 year land supply when the industry gets into an extended up-cycle; and

•
Focus on our existing geographic footprint (we currently operate in 12 of the top 25 markets in the country based on building permits) and exceptional opportunities that become available in additional high growth markets.

Financial

•	Preserve sufficient cash resources to meet debt repayment obligations until market conditions improve and re-financing alternatives become available;

•	Continue to wind-down our joint venture positions and use joint ventures on a more limited, selective basis going forward; and

•	Pursue land acquisition opportunities through use of excess cash, equity or potential partnerships with external financial partners.

Homebuilding Operations

We currently build homes in 16 markets through a total of 11 operating divisions. At December 31, 2008, we had 264 projects from continuing operations, of which 169 were actively selling (excluding unconsolidated joint ventures and discontinued operations).

For the year ended December 31, 2008, approximately 84% of our deliveries were single-family detached dwellings.  The remainder of our deliveries were single family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.  We completed a small number of podium projects during the year, with higher densities and configured units up to four stories over a garage.  We do not currently intend to continue building this product type.

    Our homes are designed to suit the particular area of the country in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences.  While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from approximately $100,000 to over $1 million (including a small number of homes priced in excess of $2 million). Set forth below are our average selling prices by state of homes delivered during 2008:

State	Average Selling Price
California (excluding joint ventures)	$475,000
Texas (1)	$280,000
Florida (excluding joint venture)	$209,000
Arizona	$228,000
Carolinas	$246,000
Colorado	$348,000
Nevada	$285,000

(1)	Texas excludes the San Antonio division, which was classified as discontinued operations.

Development and Construction

We customarily acquire unimproved or improved land zoned for residential use.  To control larger land parcels, we sometimes form land development joint ventures with third parties which provide us the right to acquire a portion of the lots from the joint venture when developed.  If we purchase raw land or partially developed land, we will perform development work on a project in addition to constructing homes.  This development work may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities, and other improvements.

We act as a general contractor with our supervisory employees coordinating all development and construction work on a project.  The services of independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and home design, and subcontractors are employed to perform all of the physical development and construction work.  Although the construction time for our homes varies from project to project depending on the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we can typically complete the construction of a home, depending on geographic region, in approximately three to eight months.

Marketing and Sales

    Our homes are generally marketed by our divisional sales teams through furnished and landscaped model homes, which are typically maintained at each project site. We host a website, www.standardpacifichomes.com, with project listings, floor plans, pricing and other project information, which we intend to use as an increasingly important means of marketing in the future.

 Our homes are sold using sales contracts that are usually accompanied by a cash deposit.  Under current market conditions, an increasing number of homebuyers are seeking to buy a completed or close to complete home.  For those homes sold prior to construction, homebuyers are afforded the opportunity to contract to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel these contracts if they are unable to sell their existing homes or if certain other conditions are not met. A buyer’s liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer’s cash deposit.

Financing

We typically use both our equity (including internally generated funds and proceeds from public and private equity offerings and proceeds from the exercise of stock options) and debt financing in the form of bank debt, proceeds from our public note offerings and other debt, to fund land acquisition and development and construction of our properties. To a lesser extent, we use purchase money trust deeds to finance the acquisition of land and, in some markets, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads, sewers and schools.

We also utilize joint ventures and option structures with land sellers, other builders, developers and financial entities from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, leveraging our capital base and managing the financial and market risk associated with land holdings.  In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs.  We are currently reducing our investments in joint ventures and intend to utilize these types of arrangements on a more limited basis in the future.  For more detailed discussion of our current joint venture arrangements please see “Off-Balance Sheet Arrangements” beginning on page 36.

Seasonality

Our homebuilding operations have historically experienced seasonal fluctuations.  We typically experience the highest new home order activity in the spring and summer months, although new order activity is highly dependent on the number of active selling communities and the timing of new community openings as well as other market factors.  Because it typically takes three to eight months to construct a new home, we typically deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.  As a result, our revenues from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter.

Sources and Availability of Raw Materials

For a discussion of raw materials, please see the risk factor titled “Labor and material shortages could delay or increase the cost of home construction and reduce our sales and earnings” on page 10.

Dollar Value of Backlog

For a discussion of the dollar value of our backlog, please see the discussion of backlog in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 17.

Competitive Conditions in the Business

For a discussion of competition in our business, please see the risk factor titled “The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively” on page 9.

Government Regulation

For a discussion of the impact of government regulations on our business, please see the risk factor titled “We are subject to extensive government regulation, which can increase costs and reduce profitability” on page 10.

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

Standard Pacific Mortgage, our wholly-owned mortgage banking subsidiary, sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. These sales are generally subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the loan purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. As of December 31, 2008, Standard Pacific Mortgage had been required to repurchase 0.05% and 0.04% of the total dollar value of the loans it originated in 2008 and 2007, respectively. Standard Pacific Mortgage typically finances its loans held for sale through its mortgage credit facilities.

Our mortgage joint venture, SPH Home Mortgage, which began winding down operations on January 1, 2009, sells the loans it originates, on a non-recourse basis and with servicing rights released, to our financial institution partner and other investors. Because the underwriting of these loans is contracted to our financial institution partner, these loans are only subject to repurchase if there is fraud committed by the employees of SPH Home Mortgage in connection with the transaction. As of December 31, 2008, SPH Home Mortgage has not been required to repurchase any loans since its inception. SPH Home Mortgage loans held for sale are financed through its own separate credit facility with an affiliate of our joint venture partner.  In connection with the wind down of SPH Home Mortgage, Standard Pacific Mortgage began originating loans in the markets that were previously covered by SPH Home Mortgage.

Title Services

In Texas, we act as a title insurance agent performing title examination services for our Texas homebuyers through our title service subsidiary, SPH Title, Inc.

Employees

At December 31, 2008, we had approximately 1,300 employees, a reduction of approximately 600 employees from the prior year end.  Of our employees at the end of 2008, approximately 400 were executive, administrative and clerical personnel, 350 were sales and marketing personnel, 300 were involved in construction and project management, 150 were involved in new home warranty, and 100 worked in the mortgage operations. None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.

    We believe that our relations with our employees and subcontractors are good.

ITEM 1A.	RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Adverse changes in general and local economic conditions have affected and may continue to affect the demand for homes and reduce our earnings.

The residential homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. The recent declines in the value of homes, disruption in the credit markets, increase in unemployment levels, absence of home price stability, announcement of a national recession, decreased availability of financing and higher interest rates on certain mortgage products have, among other factors, resulted in falling consumer confidence, and adversely impacted the homebuilding industry and our operations and financial condition. These conditions may continue or worsen.  We can provide no assurance that our strategies to address these challenges will be successful.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through our financial services operations or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Many lenders have significantly tightened their underwriting standards, are requiring substantial down payments, and have eliminated or significantly limited many subprime and other alternative mortgage products, including “jumbo” loan products, which are important to sales in many of our California markets.  In addition, the use of seller funded down payment assistance programs was prohibited in late 2008. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results. These conditions may continue or worsen.

We are experiencing a significant and substantial downturn in homebuyer demand. Continuation of this downturn may result in a continuing reduction in our revenues and deterioration of our margins.

    We are experiencing a significant and substantial downturn in homebuyer demand. Prior to this downturn, we experienced strong price appreciation in many of our markets. This price appreciation has resulted in the decreased affordability of new homes in many of our markets. If buyers are unable to afford new homes in these markets, prices will continue to decline, which will continue to harm both our revenues and margins.

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

We have a significant amount of debt. Our revolving credit facility which, as of December 31, 2008, had borrowings outstanding of $47.5 million, matures in May 2011. In addition, we have an aggregate of approximately $1,354.0 million in senior notes, senior subordinated notes and term loans that mature between 2009 and 2015. There can be no assurance that we will be able to repay these debt arrangements or extend or renew them on terms acceptable to us, or at all. If we are unable to repay, renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources and financial condition.

We may be unable to maintain compliance with the covenants or meet certain financial ratios that must be satisfied as conditions to incurring additional indebtedness or making restricted payments contained in our debt instruments.

Our revolving credit facility, term loans and the indentures for our outstanding notes impose restrictions on our operations, financing, investments and other activities, as well as limiting dividends and distributions on our stock. The indentures for our outstanding notes provide that the Company must either stay below a maximum leverage ratio or maintain a minimum interest coverage ratio in order to be permitted to incur additional indebtedness beyond limited categories of indebtedness specified in the indentures. The indentures also provide that, in order to make restricted payments (including dividends and distributions on stock or investments beyond limited categories of investments specified in the indentures), the Company must satisfy the ratio requirements for incurrence of additional debt and generate (by a formula based on 50% of consolidated net income) a basket for such additional restricted payments.  As of December 31, 2008, we did not satisfy the leverage condition or the interest coverage condition to enable us to make restricted payments.  As a result, we were unable to make restricted payments, other than through funds available from our unrestricted subsidiaries, which was $513.2 million as of December 31, 2008.  Our amended revolving credit facility contains a cash flow coverage covenant requiring the Company to maintain either a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred or a minimum interest reserve and also prohibits, subject to various exceptions, the repurchase of capital stock, payment of dividends, the making of investments and the incurrence and early repayment of debt.  As of December 31, 2008, we did not meet the minimum cash flow coverage ratio and, as a result, we were required to establish a minimum interest reserve.  In March 2009 one of our unrestricted subsidiaries deposited approximately $120.8 million of cash in a deposit account with our agent bank for this purpose.  In addition, future borrowings under our amended revolving credit facility will be required to be secured by available collateral.

There can be no assurance that we will meet the covenants or financial ratios, as applicable, in our revolving credit facility, term loans and the indentures for our outstanding notes if slowing market conditions continue or worsen. If we are unable to comply with or meet any one or more of these covenants or financial ratios, as applicable, we could be precluded from incurring additional borrowings, subject to certain limitations, and, in the event of default, our obligation to repay indebtedness outstanding under the facility, our term loans, and our outstanding note indentures could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, such as the conditions we are currently experiencing, which have resulted in impairments of a number of our land positions and write-offs of certain of our land option deposits and pre-acquisition costs. If current market conditions continue to deteriorate, our competition adjust their pricing strategy or if other significant adverse changes in economic or market conditions occur, we may have to impair additional land holdings and works in progress, write down our investments in unconsolidated joint ventures, write off option deposits and pre-acquisition costs, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market.

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

Our operations, including our joint venture operations, require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or by borrowing more money, to fund our operations and inventory or repay our indebtedness, particularly in the event of a continued market downturn. Although we currently have availability under our revolving credit facility, this facility, our term loans and our indentures contain provisions that limit the amount we can borrow under the revolving credit facility or from other sources.

Our requirements for additional capital, whether to finance activities or refinance existing obligations, fluctuate as market conditions and our financial performance and operations change. The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or deterioration in our credit ratings could adversely affect our ability to obtain necessary funds.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders will result, particularly in light of recent decreases in our stock price. In addition, our certificate of incorporation also authorizes our board of directors to issue new series of common stock and preferred stock without stockholder approval. If any such series were created, depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights or the value of our common stock could be negatively affected. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in numerous unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2008, we had invested an aggregate of $50.5 million in these joint ventures, which had borrowings outstanding of approximately $421.8 million, as compared to $294.0 million and $771.0 million, respectively, at December 31, 2007.

While these joint ventures provide us with a means of accessing larger land parcels and lot positions, they are subject to a number of risks, including the following:

•
Restricted Payment Risk. Our public note indentures prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either of a leverage condition or an interest coverage condition and when making such a payment will cause us to exceed a basket limitation. As of December 31, 2008, we did not satisfy the leverage condition or the interest coverage condition. As a result, we are unable to make payments to satisfy our joint venture obligations, other than through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements.

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

•
Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings.  We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share.  While in most instances we would be able to exercise remedies available under the applicable joint venture documentation if a partner fails to contribute its proportional share of capital, our partner’s financial condition may preclude any meaningful cash recovery on the obligation.

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

•
Partner Dispute. If we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement could be triggered or we may otherwise pursue a negotiated settlement involving the unwinding of the venture. In either case, we may sell our interest to our partner or purchase our partner’s interest. If we sell our interest, we will forgo the profit we would have otherwise earned with respect to the joint venture project and may be required to forfeit our invested capital and/or pay our partner to release us from our joint venture obligations. If we are required to purchase our partner’s interest, we will be required to fund this purchase, as well as the completion of the project, with corporate level capital and to consolidate the joint venture project onto our balance sheet, which could, among other things, adversely impact our liquidity, our leverage and other financial conditions or covenants.

•
Consolidation Risk. The accounting rules for joint ventures are complex and the decision as to whether it is proper to consolidate a joint venture onto our balance sheet is fact intensive. If the facts concerning an unconsolidated joint venture were to change and a triggering event under applicable accounting rules were to occur, we might be required to consolidate previously unconsolidated joint ventures onto our balance sheet which could adversely impact our leverage and other financial conditions or covenants.

We may not be able to successfully identify, complete and integrate acquisitions, which could harm our profitability and divert management resources.

We may from time to time acquire other homebuilders. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, should the acquired operations not perform as anticipated, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including the diversion of the attention of our management and corporate staff from operating our existing business and potential charges to earnings in the event of any write-down or write-off of goodwill and other assets recorded in connection with acquisitions. We can give no assurance that we will be able to successfully identify, complete and integrate acquisitions.

We depend on the California market and, to a lesser extent, the Arizona and Florida markets. An adverse change in any or all of these markets could harm our sales and earnings.

We generate a significant amount of our revenues and profits in California. In addition, a significant portion of our business, revenues and profits outside of California are concentrated in Arizona and Florida. While demand for new homes, and in many instances home prices, have been declining in substantially all of our markets, demand and home prices have generally been declining more rapidly in California, Arizona and Florida, negatively impacting our earnings and financial position. There can be no assurance that our earnings and financial position will not be further impacted if the challenging conditions in these markets continue or worsen.

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

Under current market conditions, we have experienced intense price competition as many builders seek to aggressively reduce their inventory levels and land holdings. Many of our competitors are better capitalized and have lower leverage than we do, which may position them to compete more effectively on price (which can trigger impairments for us), better enable them to ride out the current industry-wide downturn and allow them to compete more effectively for land when conditions improve.

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

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the borrower defaults on the loan within a specified period following the sale, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. While, as of December 31, 2008, our mortgage subsidiary had been required to repurchase only 0.05% and 0.04% of the total dollar value of the loans it originated in 2008 and 2007, respectively, as loan defaults in general increase it is possible that our mortgage subsidiary will be required to make a materially higher level of repurchases in the future. In addition, a number of homebuyers have initiated lawsuits against builders and lenders claiming, among other things, that builders pressured the homebuyers to make inaccurate statements on loan applications and/or that the lenders failed to correctly explain the terms of adjustable rate and interest-only loans. A number of regulatory authorities have also indicated that they are investigating similar allegations. While we and our mortgage subsidiary have not experienced such lawsuits and are not, to our knowledge, the subject of any such investigations, as loan defaults increase the possibility of becoming subject to such a lawsuit or investigation becomes more likely. If our mortgage subsidiary experiences a higher level of repurchase obligations or we or our mortgage subsidiary become the subject of borrower lawsuits or regulatory authority action our financial results may be negatively impacted.

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

We are dependent on the services of key employees and the loss of any substantial number of these individuals or an inability to hire additional personnel could adversely affect us.

Our success is dependent upon our ability to attract and retain skilled employees, including personnel with significant management and leadership skills. Competition for the services of these individuals in many of our operating markets can be intense. If we are unable to attract and retain skilled employees, we may be unable to accomplish the objectives set forth in our business plan.

Our principal stockholder has the ability to exercise significant influence over the composition of our Board of Directors and matters requiring stockholder approval.

As of December 31, 2008, MP CA Homes LLC held 49% of the voting power of our voting stock.  Pursuant to the stockholders' agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and at least one MP CA Homes LLC designated director shall be a member of each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our board and its committees.  In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders.  In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Irvine, California. The lease on this facility, which also includes space for our Orange County division consists of approximately 26,000 square feet and expires in 2012. We lease approximately 48 other properties for our other division offices and design centers. For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Operating Data.”

ITEM 3.	LEGAL PROCEEDINGS

Scarborough v. Standard Pacific Corp.

 On September 9, 2008, former Standard Pacific Chief Executive Officer, President and Chairman Stephen J. Scarborough initiated an arbitration proceeding before JAMS in Orange County, California alleging that by not paying him benefits of approximately $23 million in connection with the termination of his employment in March 2008 the Company violated the terms of his Change in Control Agreement with the Company. Mr. Scarborough further alleges that the termination of his employment was wrongful and that his claims are not barred by the separation agreement he signed in March 2008 inasmuch as he asserts that he was fraudulently induced to sign that agreement. The Company believes these claims are without merit and has filed a response to the complaint, denying all of the material allegations and setting forth a number of affirmative defenses. The arbitration is currently set for May 4-8, 2009.

 Kartozian v. Standard Pacific Corp.

 On October 2, 2008, former Standard Pacific Senior Vice President Jari Kartozian initiated an arbitration proceeding before JAMS in Orange County, California alleging that by not paying her approximately $1.2 million in connection with the termination of her employment in May 2008 the Company violated the terms of her Change in Control Agreement with the Company.  Ms. Kartozian further alleges that she was the victim of age discrimination and that her termination of employment amounted to a wrongful termination in violation of public policy.  Ms. Kartozian asserts that her claims are not barred by the separation agreement she signed in May 2008 inasmuch as she was fraudulently induced to sign that agreement. The Company believes these claims are without merit and has filed a response to the complaint, denying all of the material allegations and setting forth a number of affirmative defenses.  No date has been set for a hearing on this claim.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of March 9, 2009, are set forth below.

Name	Age	Position
Kenneth L. Campbell	52	Chief Executive Officer, President, and Director
Scott D. Stowell	51	Chief Operating Officer
John M. Stephens	40	Senior Vice President and Chief Financial Officer
John P. Babel	38	Senior Vice President, General Counsel and Secretary
Todd J. Palmaer	50	President, California Region
Kathleen R. Wade	55	President, Southwest Region
Bruce F. Dickson	55	President, Southeast Region

Kenneth L. Campbell has served as Chief Executive Officer and President since December 2008 and as a Director of the Company since July 2008.  Mr. Campbell has been a partner of MatlinPatterson Global Advisers, LLC, a private equity firm and an affiliate of our largest shareholder, since 2007.  From May 2006 to May 2007, Mr. Campbell served as Chief Executive Officer and Director of Ormet Corporation, a U.S. producer of aluminum.  Prior to that, Mr. Campbell served as Chief Financial Officer of RailWorks Corporation, a provider of track and transit systems construction and maintenance services, from December 2003 to May 2006. Before joining MatlinPatterson, Mr. Campbell spent a period of over twenty years serving in various restructuring roles at companies with significant operational and/or financial difficulties.

Scott D. Stowell has served as Chief Operating Officer since May 2007. From September 2002 to May 2007, Mr. Stowell served as President of our Southern California Region. From April 1996 until September 2002, Mr. Stowell served as President of our Orange County division. Mr. Stowell joined the Company in 1986 as a project manager.

John M. Stephens has served as Senior Vice President since May 2007 and as our Chief Financial Officer since February 2009.  From November 1996 until February 2009, Mr. Stephens served as our Corporate Controller and as Vice President from October 2002 through May 2007.  In addition, Mr. Stephens served as Treasurer from May 2001 until October 2002 and as Assistant Treasurer from December 1997 until May 2001.  Prior to joining the Company, Mr. Stephens was an audit manager with an international accounting firm.

John P. Babel has served as Senior Vice President, General Counsel and Secretary since February 2009.  From October 2002 until February 2009, Mr. Babel served as our Associate General Counsel, as Senior Vice President from  October 2008 to February 2009, and as Vice President from February 2005 through October 2008.  Prior to joining the Company, Mr. Babel was an associate with the international law firm of Gibson, Dunn & Crutcher LLP.

Todd J. Palmaer has served as President of our California Region since July 2008. From May 2007 to July 2008, Mr. Palmaer served as President of our Southern California Region.  From September 2002 until May 2007, Mr. Palmaer served as President of our Orange County division. Mr. Palmaer joined the Company in 1999 as President of our San Diego division.

Kathleen R. Wade has served as President of our Southwest Region since November 2002. From December 2000 until October 2002, Ms. Wade served as Chief Executive Officer of our Arizona division and as President of this division from September 1998 to December 2000. Prior to joining Standard Pacific in 1998, Ms. Wade served as President of the Arizona division of UDC Homes and, prior to that, as Co-CEO of Continental Homes, a publicly traded homebuilder.

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

	Year Ended December 31,
	2008				2007
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$5.55	$1.47	$	―	$30.52	$20.44	$0.04
June 30	6.50	2.17		―	23.74	17.41	0.04
September 30	6.85	2.87		―	18.69	5.45	0.04
December 31	5.25	1.22		―	6.78	2.09	―

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We did not repurchase any shares under our stock repurchase program during the three months ended December 31, 2008.

As of March 9, 2009, the number of record holders of our common stock was 633.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by stockholders(1)(3)	14,107,231	$ 7.72	14,939,387
Equity compensation plans not approved by stockholders(2)(3)	290,470	$ 25.04	―
Total	14,397,701	$ 8.07	14,939,387

(1)
Consists of the 1991, 1997, 2000, and 2005 Employee Stock Incentive Plans and the 2008 Equity Incentive Plan. No additional awards will be made under any plan other than the 2008 Equity Incentive Plan. Under the 2008 Plan each stock award that is other than a stock option or stock appreciation right consumes 1.5 available shares for every 1 awarded share.

(2)	Consists of awards under our 2001 Non-Executive Officer Stock Incentive Plan, approved by our Board of Directors on April 24, 2001. No additional awards will be made under this plan.
(3)
Each plan is administered by the Compensation Committee of the Board of Directors.  The 2008 Plan, which is the only plan pursuant to which future awards may be made, provides the committee discretion to award options, incentive bonuses or incentive stock to employees, directors, and executive officers of the Company and its subsidiaries. The committee is also authorized to amend, alter or discontinue each plan, except to the extent that it would impair the rights of a participant. Generally, each option granted under each plan will be exercisable no earlier than one year and no later than seven years from the date of grant, at an exercise price per share equal to or greater than the fair market value of common stock on the date of grant. In addition, options may not be repriced without the prior approval of the Company’s stockholders. Incentive bonus and incentive stock awards granted under each plan may be subject to performance criteria or other conditions designated by the committee at the time of grant.

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

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years. The Company’s common stock closing price on December 31, 2008 was $1.78 per share. On March 9, 2009 the Company’s common stock closed at $0.67 per share. The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

    The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. On August 29, 2005, we completed a two-for-one stock split effected in the form of a stock dividend and on September 3, 2008, we completed a common stock rights offering. All prior period share and per share amounts have been restated to reflect such stock split and the rights offering bonus element.

	Year Ended December 31,
	2008		2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding (1)		$1,535,616	$2,888,833	$3,740,470	$3,893,019	$3,330,305
Financial Services		13,587	16,677	24,866	17,359	11,597
Total revenues from continuing operations		$1,549,203	$2,905,510	$3,765,336	$3,910,378	$3,341,902

Pretax Income (Loss):
Homebuilding (1)(2)		$(1,234,306)	$(846,479)	$220,812	$703,164	$509,932
Financial Services		1,016	2,293	8,211	6,314	3,470
Pretax income (loss) from continuing operations		$(1,233,290)	$(844,186)	$229,023	$709,478	$513,402
Net Income (Loss):
Income (loss) from continuing operations		$(1,227,795)	$(695,183)	$146,093	$439,950	$316,319
Income (loss) from discontinued operations		(2,286)	(72,090)	(22,400)	1,034	(502)
Net income (loss)		$(1,230,081)	$(767,273)	$123,693	$440,984	$315,817

Basic Earnings (Loss) Per Share:
Continuing operations		$(9.10)	$(9.63)	$2.01	$5.84	$4.21
Discontinued operations		(0.01)	(1.00)	(0.31)	0.01	―
Basic earnings (loss) per share		$(9.11)	$(10.63)	$1.70	$5.85	$4.21

Diluted Earnings (Loss) Per Share:
Continuing operations		$(9.10)	$(9.63)	$1.97	$5.67	$4.09
Discontinued operations		(0.01)	(1.00)	(0.30)	0.01	―
Diluted earnings (loss) per share		$(9.11)	$(10.63)	$1.67	$5.68	$4.09

Weighted Average Common Shares Outstanding:
Basic		81,439,248	72,157,394	72,644,368	75,357,074	75,081,502
Diluted (3)		134,963,077	72,157,394	74,213,185	77,704,823	77,279,276

Balance Sheet and Other Financial Data:
Total assets		$2,249,854	$3,400,726	$4,502,941	$4,280,842	$3,013,233
Homebuilding debt (4)		$1,511,924	$1,785,840	$1,953,880	$1,571,554	$1,079,061
Financial services debt		$63,655	$164,172	$250,907	$123,426	$81,892
Stockholders' equity		$379,820	$994,991	$1,764,370	$1,739,159	$1,321,995
Stockholders' equity per common share (5)		$4.09	$15.34	$27.39	$25.91	$19.66
Cash dividends declared per share	$	―	$0.12	$0.16	$0.16	$0.16

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
The 2008, 2007 and 2006 homebuilding pretax income (loss) includes pretax impairment charges totaling $1,153.5 million, $984.6 million and $334.9 million, respectively. (Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2, 4 and 15 of the accompanying Consolidated Financial Statements for further discussion).

(3)
In June 2008 and September 2008, we issued 125.0 million and 22.8 million, respectively, equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.

(4)
Homebuilding debt includes the indebtedness related to liabilities from inventories not owned from continuing operations of $11.4 million, $13.4 million, $43.2 million and $29.6 million, as of December 31, 2007, 2006, 2005 and 2004, respectively.

(5)
At December 31, 2008 and 2007, shares outstanding exclude 7.8 million shares issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007 and 147.8 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations

Selected Financial Information

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,521,640	(42%)	$2,607,824	(30%)	$3,710,059
Land sale revenues	13,976	(95%)	281,009	824%	30,411
Total revenues	1,535,616	(47%)	2,888,833	(23%)	3,740,470
Cost of home sales	(2,104,224)	(17%)	(2,520,157)	(15%)	(2,950,922)
Cost of land sales	(124,786)	(78%)	(568,539)	646%	(76,179)
Total cost of sales	(2,229,010)	(28%)	(3,088,696)	2%	(3,027,101)
Gross margin	(693,394)	247%	(199,863)	(128%)	713,369
Gross margin percentage	(45.2%)		(6.9%)		19.1%
Selling, general and administrative expenses	(305,480)	(21%)	(387,981)	(12%)	(441,960)
Loss from unconsolidated joint ventures	(151,729)	(20%)	(190,025)	4,810%	(3,870)
Interest expense	(14,274)	―	―	―	―
Other income (expense)	(69,429)	1%	(68,610)	47%	(46,727)
Homebuilding pretax income (loss)	(1,234,306)	46%	(846,479)	(483%)	220,812
Financial Services:
Revenues	13,587	(19%)	16,677	(33%)	24,866
Expenses	(13,659)	(15%)	(16,045)	(17%)	(19,438)
Income from unconsolidated joint ventures	854	(19%)	1,050	(45%)	1,911
Other income	234	(62%)	611	(30%)	872
Financial services pretax income	1,016	(56%)	2,293	(72%)	8,211
Income (loss) from continuing operations before income taxes	(1,233,290)	46%	(844,186)	(469%)	229,023
(Provision) benefit for income taxes	5,495	(96%)	149,003	(280%)	(82,930)
Income (loss) from continuing operations	(1,227,795)	77%	(695,183)	(576%)	146,093
Loss from discontinued operations, net of income taxes	(2,286)	(96%)	(52,540)	135%	(22,400)
Loss from disposal of discontinued operations, net of income taxes	―	(100%)	(19,550)	―	―
Net income (loss)	(1,230,081)	60%	(767,273)	(720%)	123,693
Less: Net loss allocated to preferred shareholders	487,827	―	―	―	―
Net income (loss) available to common stockholders	$(742,254)	(3%)	$(767,273)	(720%)	$123,693

Basic Earnings (Loss) Per Share:
Continuing operations	$(9.10)	(6%)	$(9.63)	(579%)	$2.01
Discontinued operations	(0.01)	(99%)	(1.00)	223%	(0.31)
Basic earnings (loss) per share	$(9.11)	(14%)	$(10.63)	(725%)	$1.70
Diluted Earnings (Loss) Per Share:
Continuing operations	$(9.10)	(6%)	$(9.63)	(589%)	$1.97
Discontinued operations	(0.01)	(99%)	(1.00)	233%	(0.30)
Diluted earnings (loss) per share	$(9.11)	(14%)	$(10.63)	(737%)	$1.67
Weighted Average Common Shares Outstanding:
Basic	81,439,248	13%	72,157,394	(1%)	72,644,368
Diluted (1)	134,963,077	87%	72,157,394	(3%)	74,213,185

Net cash provided by (used in) operating activities	$263,151		$655,558		$(290,580)
Net cash provided by (used in) investing activities	$(11,579)		$(197,815)		$(133,528)
Net cash provided by (used in) financing activities	$151,229		$(258,285)		$427,588

Adjusted Homebuilding EBITDA (2)	$32,084		$298,456		$706,274

(1)
In June 2008 and September 2008, we issued 125.0 million and 22.8 million, respectively, equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.

(2)
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

Selected Financial Information (continued)

(2)	Continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$263,151	$655,558	$(290,580)
Add:
Provision for (benefit from) income taxes	(6,795)	(188,954)	70,040
Deferred tax valuation allowance	(473,627)	(180,480)	―
Homebuilding interest expense	14,274	―	―
Expensing of previously capitalized interest included in cost of sales	80,538	131,182	88,933
Excess tax benefits from share-based payment arrangements	―	1,498	2,697
Gain (loss) on early extinguishment of debt	(8,019)	2,765	―
Less:
Income (loss) from financial services subsidiary	(72)	632	5,428
Depreciation and amortization from financial services subsidiary	783	703	582
Loss on disposal of property and equipment	2,792	1,439	―
Net changes in operating assets and liabilities:
Trade and other receivables	(6,408)	(45,083)	2,739
Mortgage loans held for sale	(91,380)	(99,618)	125,123
Inventories-owned	(31,033)	(399,325)	610,944
Inventories-not owned	(1,049)	(10,449)	(89,929)
Deferred income taxes	343,754	135,741	126,587
Other assets	(146,729)	245,723	(189)
Accounts payable	57,949	13,105	5,638
Accrued liabilities	40,961	39,567	60,281

Adjusted Homebuilding EBITDA	$32,084	$298,456	$706,274

Overview

Our operations continue to be impacted by weak housing demand in substantially all of the major housing markets across the country.  The decline in demand has led to significant home price reductions and incentives to move inventory which has continued to erode our margins and trigger asset impairments and land deposit write-offs.  These conditions were brought about as a result of more limited availability of mortgage credit, growing levels of existing housing inventory and foreclosure activity, combined with worsening economic conditions, stressed financial markets and lower consumer confidence.  These conditions have created a much more competitive market for new homes which has contributed to slower sales rates, high levels of cancellations and a further reduction in home prices.

On June 27, 2008, we closed the first phase of our $530 million equity commitment from MP CA Homes LLC (“MatlinPatterson”), an affiliate of MatlinPatterson Global Advisers LLC, exchanged $128.5 million of senior and senior subordinated notes for a warrant that was issued to MatlinPatterson to purchase shares of preferred stock (the “Warrant”) and amended our revolving credit facility and term loans (“Credit Facilities”).  On September 3, 2008, we closed the second phase of the MatlinPatterson transaction and raised approximately $152.5 million (before expenses) from a 50 million common stock rights offering (“Rights Offering”) of which 27.2 million shares of common stock were issued to our existing common stockholders for a total subscription price of $82.9 million and the remaining 22.8 million shares of common stock were purchased by MatlinPatterson (in the form of preferred stock) for a total subscription price of $69.6 million.

As a result of repaying our 6½% Senior Notes, which matured on October 1, 2008, paying down a portion of our Credit Facilities and extinguishing debt previously owned by MatlinPatterson, we were able to reduce our level of consolidated homebuilding debt during the year ended December 31, 2008 by approximately $262.5 million, after the assumption of approximately $121.3 million of project specific joint venture and other debt.  For the year ended December 31, 2008, we generated cash flows from operations of $263.2 million.  As a result of the equity infusion from MatlinPatterson, the proceeds from the Rights Offering and the positive cash flow generated from operations during the year ended December 31, 2008, our homebuilding cash balance increased by $407.2 million since December 31, 2007 to $626.4 million as of December 31, 2008.  In addition, our unconsolidated joint ventures reduced their borrowings by approximately $349.1 million during 2008 and as of December 31, 2008, had borrowings outstanding of approximately $421.8 million, of which

$247.9 million was non-recourse debt (two joint ventures) and $173.9 million of which was recourse debt (seven joint ventures).

For the year ended December 31, 2008, we incurred a net loss of $1,230.1 million, or $9.11 per diluted share, compared to a net loss of $767.3 million, or $10.63 per diluted share, in 2007 and net income of $123.7 million, or $1.67 per diluted share, in 2006.  The net losses in 2008 and 2007 were driven by an increase in homebuilding asset impairment charges, noncash net deferred tax valuation allowances of $473.6 million and $180.5 million during 2008 and 2007, respectively, a reduction in homebuilding revenues, and further erosion in our homebuilding gross margins.  Our results for the years ended December 31, 2008, 2007, and 2006 included pretax impairment charges (excluding discontinued operations) totaling $1,153.5 million, $984.6 million and $334.9 million, respectively.

 Homebuilding

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Homebuilding revenues:
California	$796,737	(46%)	$1,484,047	(23%)	$1,931,164
Southwest (1)	416,749	(47%)	793,455	(7%)	853,653
Southeast	322,130	(47%)	611,331	(36%)	955,653
Total homebuilding revenues	$1,535,616	(47%)	$2,888,833	(23%)	$3,740,470

Homebuilding pretax income (loss):
California	$(722,096)	38%	$(524,856)	(1,243%)	$45,914
Southwest (1)	(256,162)	55%	(165,685)	(502%)	41,195
Southeast	(221,872)	47%	(150,808)	(216%)	130,267
Corporate	(34,176)	566%	(5,130)	(249%)	3,436
Total homebuilding pretax income (loss)	$(1,234,306)	46%	$(846,479)	(483%)	$220,812

Homebuilding pretax impairment charges:
California	$690,890	20%	$577,990	119%	$264,030
Southwest (1)	252,877	20%	211,075	345%	47,473
Southeast	209,763	7%	195,527	734%	23,433
Total homebuilding pretax impairment charges	$1,153,530	17%	$984,592	194%	$334,936

Homebuilding pretax impairment charges by type:
Deposit write-offs	$25,649	14%	$22,539	(56%)	$51,550
Inventory impairments	943,094	34%	705,420	201%	234,622
Joint venture impairments	149,265	(26%)	202,309	376%	42,521
Goodwill impairments	35,522	(35%)	54,324	770%	6,243
Total homebuilding pretax impairment charges	$1,153,530	17%	$984,592	194%	$334,936

	As of December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Total Assets:
California	$809,078	(41%)	$1,375,363	(30%)	$1,970,077
Southwest (1)	298,470	(52%)	622,584	(36%)	975,984
Southeast	275,369	(49%)	543,910	(35%)	842,659
Corporate	777,256	20%	648,569	174%	237,101
Total homebuilding	2,160,173	(32%)	3,190,426	(21%)	4,025,821
Financial services	88,464	(54%)	190,573	(31%)	278,045
Discontinued operations	1,217	(94%)	19,727	(90%)	199,075
Total Assets	$2,249,854	(34%)	$3,400,726	(24%)	$4,502,941

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

For 2008, we generated a homebuilding pretax loss from continuing operations of $1,234.3 million compared to a pretax loss of $846.5 million in 2007.  The increase in pretax loss was primarily the result of a $168.9 million, or 17%, increase in impairment charges, a 47% decrease in homebuilding revenues to $1,535.6 million and an increase in interest expense of approximately $14.3 million.  These changes were partially offset by a $38.3 million decrease in our joint venture loss (to a loss of $151.7 million), and an $82.5 million decrease in our selling, general and administrative (“SG&A”) expenses, which included approximately $19.2 million in restructuring charges related to division consolidations and related headcount and facilities reductions.  Our homebuilding operations for the year ended December 31, 2008 included $1,153.5 million of pretax impairment charges, which are detailed in the table above.  The inventory impairment charges were included in cost of sales, the joint venture charges were included in loss from unconsolidated joint ventures and land deposit and capitalized preacquisition cost write-offs and the goodwill impairment charges were included in other income (expense).

Homebuilding pretax loss from continuing operations was $846.5 million in 2007 compared to pretax income of $220.8 million in 2006. The decrease in pretax results was driven primarily by a $649.7 million increase in impairment charges and a 23% decrease in homebuilding revenues to $2.9 billion, which was offset in part by a $54.0 million decrease in our SG&A expenses due to lower sales volumes and a reduction in our overhead structure.

Homebuilding revenues from continuing operations for 2008 decreased 47% from 2007 as a result of a 33% decrease in new home deliveries (exclusive of joint ventures and discontinued operations), a 12% decrease in our consolidated average home price to $330,000 and a $267.0 million year-over-year decrease in land sale revenues.

Homebuilding revenues from continuing operations for 2007 decreased 23% from 2006 as a result of a 26% drop in new home deliveries (exclusive of joint ventures) and a 5% decline in our consolidated average home price to $377,000. These decreases were partially offset by a $250.6 million year-over-year increase in land sale revenues.  Land sales from continuing operations totaled $281.0 million for the year ended December 31, 2007, and represented the sale of approximately 6,400 lots, which were located primarily in Phoenix, Northern California, Tampa, South and Southwest Florida, and Las Vegas. Including our Tucson and San Antonio divisions, which were included in discontinued operations, our 2007 total land sale revenues totaled approximately $338.9 million related to the disposal of approximately 10,400 lots that had a net book value of approximately $600.7 million.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
New homes delivered:
Southern California	1,020	(31%)	1,476	(28%)	2,060
Northern California	648	(9%)	713	11%	643
Total California	1,668	(24%)	2,189	(19%)	2,703
Arizona (1)	540	(48%)	1,029	(27%)	1,400
Texas (1)	677	(31%)	984	(11%)	1,100
Colorado	229	(41%)	388	(17%)	466
Nevada	62	(9%)	68	―	―
Total Southwest	1,508	(39%)	2,469	(17%)	2,966
Florida	883	(33%)	1,314	(52%)	2,710
Carolinas	548	(42%)	946	(6%)	1,008
Total Southeast	1,431	(37%)	2,260	(39%)	3,718
Consolidated total	4,607	(33%)	6,918	(26%)	9,387

Unconsolidated joint ventures (2):
Southern California	164	(53%)	348	274%	93
Northern California	102	(17%)	123	4%	118
Florida	2	―	―	―	―
Illinois	2	(93%)	28	(32%)	41
Total unconsolidated joint ventures	270	(46%)	499	98%	252
Discontinued operations (including joint ventures) (2)	148	(77%)	634	(44%)	1,124
Total (including joint ventures) (2)	5,025	(38%)	8,051	(25%)	10,763

(1)	Arizona and Texas exclude our Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 33% in 2008 as compared to 2007 and decreased 26% in 2007 as compared to 2006.  The decline in deliveries reflected the significant slowdown in our order activity, a decrease in our backlog levels and weaker housing demand in all of the markets in which we operate.  We continue to experience challenging housing market conditions as evidenced by the need to provide substantial sales incentives and price reductions in order to sell homes.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Average selling prices of homes delivered:
Southern California	$521,000	(20%)	$651,000	(9%)	$718,000
Northern California	402,000	(19%)	498,000	(29%)	701,000
Total California	475,000	(21%)	601,000	(16%)	714,000
Arizona (1)	228,000	(25%)	304,000	2%	299,000
Texas (1)	280,000	11%	253,000	5%	242,000
Colorado	348,000	(2%)	355,000	14%	312,000
Nevada	285,000	(10%)	316,000	―	―
Total Southwest	272,000	(7%)	292,000	4%	280,000
Florida	209,000	(22%)	267,000	(4%)	279,000
Carolinas	246,000	6%	232,000	20%	193,000
Total Southeast	223,000	(12%)	253,000	(1%)	255,000
Consolidated (excluding joint ventures)	330,000	(12%)	377,000	(5%)	395,000
Unconsolidated joint ventures (2)	525,000	(7%)	565,000	(18%)	689,000
Total (including joint ventures) (2)	$341,000	(13%)	$390,000	(3%)	$403,000
Discontinued operations (including joint ventures) (2)	$175,000	(13%)	$200,000	9%	$183,000

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During 2008, our consolidated average home price (excluding joint ventures and discontinued operations) decreased 12% to $330,000 as compared to $377,000 and $395,000 for 2007 and 2006, respectively.  The continued decline in our consolidated average price was due primarily to the significant level of incentives, discounts and price reductions required to sell homes in most of our markets, partially offset by changes in our geographic delivery mix.

Our average home price in California (exclusive of joint ventures) decreased 21% to $475,000 in 2008 from $601,000 in 2007 primarily driven by the following regional changes.  In Southern California, our average home price was off 20% in 2008 primarily due to increased incentives and discounts required to generate sales combined with a product mix shift within the region, including a greater distribution of deliveries generated from our more affordable Inland Empire, Ventura, and Bakersfield operations.  In Northern California, the average home price for 2008 was down 19% from 2007 to $402,000 as a result of the meaningful level of incentives and price reductions required to sell homes combined with the delivery of a greater percentage of homes from our less expensive Central Valley market in 2008.

For 2007, our average home price in California (exclusive of joint ventures) decreased 16% from 2006. The decrease was primarily due to the increased level of incentives and price cuts required to generate sales and the delivery of a greater percentage of homes from our more affordable Sacramento and Central Valley markets in 2007 as compared to 2006.  These factors were offset in part by a slightly higher proportion of deliveries generated in 2007 compared to 2006 from our Southern California Orange County division, which generally delivers more expensive homes (including the delivery of 9 homes during 2007 from a high-end coastal project where sales prices were in the $6 million to $8 million range).

In the Southwest, our average home price for 2008 was down 7% to $272,000 compared to $292,000 in 2007.  Our average price in Arizona for 2008 decreased 25% year-over-year to $228,000 reflecting the extremely competitive new and existing home market in Phoenix and the increased use of incentives and discounts required to generate sales.  This market has been particularly impacted by the meaningful rise in foreclosures.  In Texas, our average home price increased 11% in 2008 as compared to 2007 reflecting a shift in product mix to larger, higher priced homes, which was offset in part by downward price pressure experienced in both our Dallas and Austin markets.  Our average price in Colorado fell slightly in 2008 due to the increased use of incentives and discounts as a result of weak demand experienced in this market.  In Nevada, the average home price was down 10% in 2008 as compared to 2007 reflective of the weak housing market conditions in the Las Vegas area.

For 2007, our average home price in the Southwest increased 4% over 2006. Our average price in Arizona increased 2% in 2007 reflecting a change in product mix towards larger more expensive homes, partially offset by an increase in incentives.  In Texas, our average home price increased 5% in 2007 primarily due to an increase in our average home price in our Dallas division due to a shift in product mix and, to a lesser extent, a modest increase in prices from our Austin division. The 14% increase in average price in Colorado in 2007 reflected a shift in product mix to higher priced product.

Our average home price in the Southeast (exclusive of joint ventures) for 2008 declined 12% from 2007.  In Florida, the 22% decrease in the average sales price to $209,000 primarily reflected the substantial level of incentives and price reductions required to sell homes across all of our Florida markets.  In the Carolinas, our average price increased 6% in 2008 as compared to 2007 as a result of a shift in product mix towards larger, more expensive homes in both of our markets in the state.

For 2007, our average home price in the Southeast (exclusive of joint ventures) decreased 1% from 2006. In Florida, our average sales price in 2007 was down 4% from 2006 due to weaker housing market conditions across all of our Florida markets, offset in part by a geographic and product mix shift within the state. Our average price in the Carolinas for 2007 was up 20% from 2006 and primarily reflected a change in product mix towards larger, higher priced product.

Gross Margin

    Our 2008 homebuilding gross margin percentage from continuing operations (including land sales) was down year-over-year to a negative 45.2% from a negative 6.9% in 2007.  The 2008 gross margin reflected $943.1 million of pretax inventory impairment charges related to 184 projects, of which $827.6 million related to current and future projects and $115.5 million related to land or lots that have been or are intended to be sold (please see Note 4.a. of the accompanying consolidated financial statements for further discussion).  These impairments related primarily to projects located in California, Florida, Nevada, and Arizona, and to a lesser degree, in Colorado, the Carolinas and Texas.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the year ended December 31, 2008 were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range, with a small portion of the projects in the low to mid 30% range, reflecting the continuing deteriorating housing market conditions. Excluding the housing inventory impairment charges from continuing operations and land sales, our 2008 gross margin percentage from home sales would have been 16.1% versus 19.2% in 2007 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).  The 310 basis point decrease in the year-over-year as adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida, and to a lesser extent, Texas, Colorado and the Carolinas.  The lower gross margins in these markets were driven by increased incentives and discounts resulting from weaker demand, more limited availability of mortgage credit, and an increased level of existing homes available for sale in the marketplace.  These factors were partially offset by a lower land basis in inventories due to the significant impairments taken in prior periods.  Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

    Our 2007 homebuilding gross margin percentage from continuing operations was down year-over-year to a negative 6.9% from a positive 19.1% in 2006. The 2007 gross margin reflected $705.4 million of pretax impairment charges related to 132 projects, of which $414.2 million related to current and future projects and $291.2 million related to land or lots sold or were intended to be sold.  These impairments related primarily to projects located in California, Florida and Arizona and to a lesser degree Nevada, Texas and Colorado. The operating margins used to calculate land residual values and related fair values for the majority of our projects during the year ended December 31, 2007 were generally in the 10% to 12% range with discount rates generally in the 15% to 20% range. Excluding the housing inventory impairment charges from continuing operations and land sales, our gross margin percentage from home sales would have been 19.2% for 2007 versus 25.5% in 2006 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 630 basis point decrease in the year-over-year as adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida. The lower gross margins in these markets reflected high levels of incentives and discounts required to sell homes as a result of weaker demand during the latter half of 2006 and throughout 2007 related to decreased affordability, more limited availability of mortgage credit, and an increased supply of new and existing homes available for sale in the marketplace.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the years ended December 31, 2008, 2007 and 2006 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges and land sales:

	Year Ended December 31,
	2008	Gross Margin %	2007	Gross Margin %	2006	Gross Margin %
	(Dollars in thousands)

Homebuilding gross margin	$(693,394)	(45.2%)	$(199,863)	(6.9%)	$713,369	19.1%
Less: Land sale revenues	13,976		281,009		30,411
Add: Cost of land sales	124,786		568,539		76,179
Gross margin from home sales	(582,584)	(38.3%)	87,667	3.4%	759,137	20.5%
Add: Housing inventory impairment charges	827,611		414,244		188,602
Gross margin from home sales, as adjusted	$245,027	16.1%	$501,911	19.2%	$947,739	25.5%

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

SG&A Expenses

Our SG&A expense rate from continuing operations (including corporate G&A) for 2008 increased 650 basis points to 19.9% of homebuilding revenues compared to 13.4% for 2007.  The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to: (i) a lower level of revenues to spread costs over, (ii) a higher level of sales and marketing costs as a percentage of revenues as a result of our focus on generating sales in these challenging market conditions, (iii) $19.2 million in restructuring charges related to division closures and consolidations, and (iv) an increase in professional fees incurred in connection with pursuing strategic and financial alternatives prior to completing the MatlinPatterson transaction and costs related to potential acquisition related activities.  These increases as a percentage of homebuilding revenues were offset in part by a reduction in personnel costs as a result of reductions in headcount made to better align our overhead with the weaker housing market, a reduction in the level of profit-based incentive compensation expense and combined with the general effort to reduce other general and administrative expenses due to the downsizing of our operations.

Our SG&A expense rate from continuing operations (including corporate G&A) for 2007 increased 160 basis points to 13.4% of homebuilding revenues compared to 11.8% for 2006. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to a lower level of revenues to spread these costs over as well as a higher level of sales and marketing costs as a percentage of revenues as a result of our focus on generating sales in challenging market conditions and an increase in stock-based compensation expense. These increases were offset in part by a reduction in personnel costs to better align our overhead with the weaker housing market as well as due to a reduction in the level of profit-based incentive compensation expense in 2007 as compared to 2006.

Unconsolidated Joint Ventures

We recognized a $151.7 million loss from unconsolidated joint ventures during 2008 as compared to losses of $190.0 million and $3.9 million in 2007 and 2006, respectively.  The 2008 loss reflected a $149.3 million pretax charge related to our share of joint venture impairments related to 20 projects located primarily in California and our master planned community development in North Las Vegas.  The loss in 2007 reflected a $202.3 million pretax charge related to our share of joint venture inventory impairments related to 30 projects located predominantly in California and to a much smaller degree, in Arizona, Texas and Illinois.

Interest Expense

    For 2008, we expensed $14.3 million of interest costs related to the portion of real estate inventories which we were not actively preparing for their intended use, and as a result were deemed unqualified assets in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”).  All interest costs incurred during the first half of 2008 and all of 2007 were capitalized to inventories.  To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

    Other Income (Expense)

Included in other income (expense) for 2008 and 2007 were pretax charges of approximately $25.6 million and $22.5 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects.  While the level of lot option deposits still outstanding at the end of 2008 has dropped meaningfully from prior years, we continue to carefully evaluate each land purchase in our acquisition pipeline in light of weakened market conditions and any decision to abandon additional land purchase or lot option transactions could lead to further deposit and capitalized preacquisition cost write-offs.  Also included in other income (expense) from continuing operations for 2008 and 2007 were goodwill impairment charges of approximately $35.5 million and $54.3 million, respectively. The goodwill impairment charges for 2008 related to our Northern California Bay Area, Phoenix, Orlando, Tampa and Charlotte divisions.  For 2007, the goodwill impairment charges from continuing operations related to our Jacksonville, Orlando, Tampa, South Florida and Raleigh divisions. For 2008, other income (expense) also included a $9.1 million noncash charge related to the exchange of $128.5 million of our senior and senior subordinated notes for the Warrant and a $1.1 million gain related to the early extinguishment of $22.5 million of our 6½% Senior Notes due 2008 through open market purchases.  For 2007, other income (expense) included a $2.8 million gain related to the early extinguishment of $24.0 million of our 6½% Senior Notes due 2008 that were purchased in the open market.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Net new orders (1):
Southern California	909	(34%)	1,377	11%	1,246
Northern California	586	(20%)	735	66%	444
Total California	1,495	(29%)	2,112	25%	1,690
Arizona (2)	422	(29%)	593	(18%)	720
Texas (2)	506	(40%)	844	(19%)	1,038
Colorado	184	(49%)	363	(10%)	404
Nevada	37	(57%)	86	682%	11
Total Southwest	1,149	(39%)	1,886	(13%)	2,173
Florida	810	(3%)	837	(26%)	1,131
Carolinas	492	(43%)	862	(13%)	994
Total Southeast	1,302	(23%)	1,699	(20%)	2,125
Consolidated total	3,946	(31%)	5,697	(5%)	5,988

Unconsolidated joint ventures (3):
Southern California	113	(71%)	392	216%	124
Northern California	83	(25%)	110	(7%)	118
Florida	4	―	―	―	―
Illinois	(3)	(119%)	16	(41%)	27
Total unconsolidated joint ventures	197	(62%)	518	93%	269
Discontinued operations	105	(80%)	522	(39%)	860
Total (including joint ventures) (3)	4,248	(37%)	6,737	(5%)	7,117

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(2)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(3)
Numbers presented regarding unconsolidated joint ventures reflect total net new orders of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Average number of selling communities during the year:
Southern California	38	(3%)	39	8%	36
Northern California	25	0%	25	39%	18
Total California	63	(2%)	64	19%	54
Arizona (1)	15	(17%)	18	(18%)	22
Texas (1)	29	16%	25	19%	21
Colorado	8	(27%)	11	(21%)	14
Nevada	3	(25%)	4	300%	1
Total Southwest	55	(5%)	58	0%	58
Florida	45	(4%)	47	(2%)	48
Carolinas	29	7%	27	35%	20
Total Southeast	74	0%	74	9%	68
Consolidated total	192	(2%)	196	9%	180

Unconsolidated joint ventures (2):
Southern California	6	(57%)	14	367%	3
Northern California	5	(29%)	7	40%	5
Illinois	1	(50%)	2	100%	1
Total unconsolidated joint ventures	12	(48%)	23	156%	9
Discontinued operations	2	(92%)	25	9%	23
Total (including joint ventures) (2)	206	(16%)	244	15%	212

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total average selling communities of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders (excluding joint ventures and discontinued operations) for 2008 decreased 31% to 3,946 new homes.  Our consolidated cancellation rate for 2008 was 26% compared to 30% in 2007.  During the 2008 fourth quarter, our net new orders were down 46% from the prior year period and our cancellation rate increased to 33% from 26% in the 2008 third quarter.  Our absolute sales absorption rates continued to reflect difficult housing conditions in most of our markets, resulting from reduced housing affordability, the higher level of homes available for sale in the marketplace, including elevated levels of foreclosure properties and weaker economic conditions, including rising unemployment rates and falling consumer confidence.  These conditions have been magnified by the tightening of available mortgage credit for homebuyers, including increased pricing, decreased availability of jumbo loans and the virtual elimination of “Alt-A” mortgage products.  These and other conditions have resulted in a declining home price environment which has contributed to an erosion of homebuyer confidence, a decrease in the pool of qualified buyers and a resulting decrease in our new home sales volume.  These slower sales trends have continued in January and February 2009.

For 2007, net new orders from continuing operations companywide (exclusive of joint ventures) totaled 5,697 homes, a 5% decrease from 2006. The decrease in net new orders resulted primarily from weaker housing market conditions experienced in all of the markets in which we operate. This overall decrease was offset in part by an increase in orders from our California operations and a nominal increase in net new orders generated from our Las Vegas division. Our consolidated sales cancellation rate from continuing operations for 2007 was 30% of gross orders compared to 36% in 2006.

Net new orders in California (excluding joint ventures) for 2008 decreased 29% from 2007 on a 2% lower average community count.  Net new home orders in Southern California were down 34% in 2008 as compared to 2007 due to a slightly lower average community count, and weaker overall housing demand despite a flat cancellation rate of 31% in 2008 and 2007.  In Northern California, net new orders were down 20% in 2008 while our cancellation rate decreased to 21% for 2008 as compared to 26% in 2007.

For 2007, net new orders in California (exclusive of joint ventures) increased 25% from 2006 on a 19% higher community count. Net new home orders were up 11% in 2007 in Southern California on an 8% higher average community count. The increase in orders was due to a higher community count, additional incentives and more aggressive marketing strategies employed in 2007, as well as a decrease in the region’s 2007 cancellation rate, from 41% in 2006 to 31% in 2007.  In Northern California, net new orders were up 66% in 2007 on a 39% higher community count as compared to 2006.

Net new orders in the Southwest (excluding joint ventures and discontinued operations) decreased 39% during 2008 as compared to 2007, and decreased 13% during 2007 from 2006.  Net new orders in Arizona were down 29% and 18% in  2008 and 2007, respectively, on lower average community counts, and weaker demand for new and existing homes in the

Phoenix market.  The cancellation rate in Arizona was 24% in 2008, an improvement from 37% in 2007 and 54% in 2006.  Order activity continued to slide in Texas as evidenced by the decline in net orders during 2008 and 2007 on higher average community counts which reflect the weaker demand experienced in both the Dallas and Austin markets during the latter half of 2007 and through 2008.  In Colorado, net new orders for 2008 and 2007 were down on lower community counts, in what has been a challenging market for some time.  Orders in our Las Vegas division in Nevada were down during 2008, which continues to be one of the weakest housing markets in the country.

In the Southeast, net new orders (excluding joint ventures) decreased 23% during 2008 from 2007 and decreased 20% in 2007 from 2006.  Net new orders in Florida decreased 3% in 2008 and 26% in 2007. Our 2008 cancellation rate in Florida decreased meaningfully to 24% as compared to the 2007 and 2006 cancellation rate of 41%. All of the Florida markets in which we operate continued to experience erosion in buyer demand and an increased level of available homes on the market, with South Florida experiencing some of the worst housing market conditions in the country.  Net new orders in the Carolinas during 2008 were down on a higher community count as a result of continued slowing in housing demand in these markets.  Our cancellation rates in these markets remained relatively consistent at 19% for 2008 as compared to 18% in 2007.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006

Backlog (in homes):
Southern California	89	(49%)	176	(21%)	224
Northern California	65	(49%)	127	28%	99
Total California	154	(49%)	303	(6%)	323
Arizona (1)	76	(61%)	194	(69%)	630
Texas (1)	130	(57%)	301	(32%)	441
Colorado	78	(37%)	123	(17%)	148
Nevada	4	(86%)	29	164%	11
Total Southwest	288	(55%)	647	(47%)	1,230
Florida	147	(33%)	220	(68%)	697
Carolinas	53	(51%)	109	(44%)	193
Total Southeast	200	(39%)	329	(63%)	890
Consolidated total	642	(50%)	1,279	(48%)	2,443

Unconsolidated joint ventures (2):
Southern California	19	(80%)	94	(27%)	128
Northern California	5	(79%)	24	(44%)	43
Florida	2	―	―	―	―
Illinois	―	(100%)	5	(72%)	18
Total unconsolidated joint ventures	26	(79%)	123	(35%)	189
Discontinued operations	1	(98%)	44	(78%)	201
Total (including joint ventures) (2)	669	(54%)	1,446	(49%)	2,833

Backlog (estimated dollar value in thousands):
Southern California	$46,350	(57%)	$106,648	(43%)	$187,062
Northern California	23,172	(59%)	57,165	(4%)	59,392
Total California	69,522	(58%)	163,813	(34%)	246,454
Arizona (1)	17,083	(66%)	50,091	(77%)	215,653
Texas (1)	38,782	(58%)	92,030	(17%)	111,425
Colorado	24,017	(46%)	44,311	(23%)	57,867
Nevada	893	(89%)	8,160	100%	4,086
Total Southwest	80,775	(58%)	194,592	(50%)	389,031
Florida	30,408	(42%)	52,787	(74%)	206,313
Carolinas	12,735	(60%)	31,476	(27%)	43,042
Total Southeast	43,143	(49%)	84,263	(66%)	249,355
Consolidated total	193,440	(56%)	442,668	(50%)	884,840

Unconsolidated joint ventures (2):
Southern California	8,123	(87%)	60,255	(5%)	63,503
Northern California	3,266	(79%)	15,773	(50%)	31,517
Florida	540	―	―	―	―
Illinois	―	(100%)	5,978	(44%)	10,700
Total unconsolidated joint ventures	11,929	(85%)	82,006	(22%)	105,720
Discontinued operations	208	(97%)	8,099	(80%)	40,095
Total (including joint ventures) (2)	$205,577	(61%)	$532,773	(48%)	$1,030,655
__________________________
(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures and discontinued operations) decreased 56% from December 31, 2007 to approximately $193.4 million at December 31, 2008. This was on top of the 50% drop in the dollar value of backlog from December 31, 2006.  The significant decrease in backlog during 2008 reflects the slowdown in order activity experienced during 2008 as a result of weaker housing market conditions combined with a shorter average escrow period from sales contract date to delivery date.  We expect to deliver all of the homes in backlog as of December 31, 2008 during fiscal 2009, although all orders are subject to potential cancellation by the customer.

	At December 31,
	2008	% Change	2007	% Change	2006
Building sites owned or controlled:
Southern California	5,676	(22%)	7,235	(45%)	13,096
Northern California	2,815	(39%)	4,579	(34%)	6,976
Total California	8,491	(28%)	11,814	(41%)	20,072
Arizona (1)	2,303	(23%)	2,997	(64%)	8,269
Texas (1)	1,881	(44%)	3,370	(29%)	4,718
Colorado	374	(51%)	771	(28%)	1,078
Nevada	1,994	(17%)	2,390	(21%)	3,037
Total Southwest	6,552	(31%)	9,528	(44%)	17,102
Florida	6,986	(17%)	8,462	(31%)	12,226
Carolinas	2,042	(47%)	3,885	(7%)	4,177
Illinois	60	(3%)	62	(65%)	179
Total Southeast	9,088	(27%)	12,409	(25%)	16,582
Discontinued operations	5	(100%)	1,007	(85%)	6,935
Total (including joint ventures)	24,136	(31%)	34,758	(43%)	60,691

Building sites owned	19,306	(10%)	21,371	(32%)	31,275
Building sites optioned or subject to contract	2,519	(55%)	5,619	(39%)	9,282
Joint venture lots (2)	2,306	(66%)	6,761	(49%)	13,199
Total continuing operations	24,131	(29%)	33,751	(37%)	53,756
Discontinued operations	5	(100%)	1,007	(85%)	6,935
Total (including joint ventures)	24,136	(31%)	34,758	(43%)	60,691
_________________________
(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of December 31, 2008 decreased 31% from the year earlier period, which reflects our efforts in 2008 to generate cash, reduce our real estate inventories, and to better align our land supply with the current level of new housing demand.  These efforts were furthered by the sale of approximately 10,400 lots in 2007 with the sale of substantially all of our Tucson and San Antonio assets during the fourth quarter of 2007.

	At December 31,
	2008	% Change	2007	% Change	2006
Completed and unsold homes:
Consolidated (1)	589	(15%)	695	(1%)	699
Joint ventures (1)	26	(42%)	45	400%	9
Total continuing operations	615	(17%)	740	5%	708
Discontinued operations	1	(98%)	54	(47%)	101
Total	616	(22%)	794	(2%)	809

Spec homes under construction:
Consolidated (1)	865	(21%)	1,089	(21%)	1,380
Joint ventures (1)	154	(58%)	368	(25%)	490
Total continuing operations	1,019	(30%)	1,457	(22%)	1,870
Discontinued operations	―	(100%)	31	(83%)	179
Total	1,019	(32%)	1,488	(27%)	2,049

Homes under construction (including specs):
Consolidated (1)	1,326	(36%)	2,085	(37%)	3,335
Joint ventures (1)	183	(58%)	440	(35%)	675
Total continuing operations	1,509	(40%)	2,525	(37%)	4,010
Discontinued operations	―	(100%)	64	(81%)	331
Total	1,509	(42%)	2,589	(40%)	4,341
__________________________
(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

The number of completed and unsold homes from continuing operations (excluding joint ventures) as of December 31, 2008 decreased 15% compared to December 31, 2007 and increased 57% compared to September 30, 2008.  During 2008, our level of completed and unsold homes decreased steadily each quarter through September 30, 2008 as a result of our efforts to move completed spec homes, however, during the 2008 fourth quarter, the number of completed and unsold homes increased due to the decrease in our net new orders, combined with an increase in our cancellation rate.  The number of homes under construction from continuing operations (exclusive of joint ventures) as of December 31, 2008 and 2007 decreased 36% and 37%, respectively, from the year earlier periods in response to our increased focus on managing the level of our speculative inventory and our desire to better match new construction starts with lower sales volume and demand.

Financial Services

For the year ended December 31, 2008, our financial services subsidiary generated a pretax loss of approximately $72,000 compared to a pretax income of $632,000 in 2007.  The decrease in 2008 was driven primarily by a 42% year-over-year decrease in the volume of loans sold during 2008 and a $1.7 million increase in the loan loss reserve, primarily related to loans held for investment.  These decreases and charges were partially offset by an increase in margins on loans sold during 2008 and a decrease in fixed and variable personnel expenses due to a reduction in headcount to better align our fixed overhead with lower production levels.  The decrease in loan sales was primarily the result of a decrease in new home deliveries in the markets in which our financial services subsidiary operates.

For 2007, our financial services subsidiary generated pretax income of approximately $632,000 compared to pretax income of $5.4 million in 2006. The decrease in profitability was driven primarily by a decrease in margins (in basis points) on loans sold and a $1.8 million charge taken in 2007 to increase the loan loss reserve for loans held for investment and loans held for sale.  To a lesser degree, profitability of our financial services subsidiary was impacted by a 4% lower level of loan sales in 2007 driven by a decrease in new home deliveries in the markets in which it operates.  The 33% decrease in revenues was partially offset by a decrease in the level of operating expenses incurred by our financial services subsidiary as a result of our efforts to decrease overhead to better align our fixed operating costs with the decline in our loan originations volume.

The following table details information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Year Ended December 31,
	2008	2007	2006
Mortgage Loan Origination Product Mix:
Conforming loans	46%	61%	44%
Jumbo loans	9%	26%	42%
Government loans	44%	7%	5%
Other loans	1%	6%	9%
	100%	100%	100%

Loan Type:
Fixed	93%	80%	56%
ARM	7%	20%	44%
ARM loans ≥ 5 year initial adjustment period	94%	86%	67%
Interest only (ARM's)	97%	83%	74%

Credit Quality:
FICO score ≥ 700	93%	81%	75%
FICO score between 699 - 620	7%	18%	23%
FICO score < 620 (sub-prime loans)	0%	1%	2%
Avg. FICO score	732	733	726

Other Data:
Avg. combined LTV ratio	87%	86%	87%
Full documentation loans	96%	61%	37%
Non-Full documentation loans	4%	39%	63%

Loan Capture Rates	78%	76%	63%

Income Taxes

As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length, during 2008 and 2007 we recorded noncash valuation allowances of $473.6 million and $180.5 million, respectively, against our net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” resulting in a total valuation allowance of $654.1 million at December 31, 2008.  Including these charges, our effective income tax benefit rate for 2008 and 2007 was 0.5% and 19.8%, respectively, versus a tax provision rate of 36.2% for 2006.  To the extent that we generate eligible taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred as a result of closing the first phase of the MatlinPatterson transaction.  Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change.  These potential carryback limitations did not have an impact on our ability to carry back our 2008 net operating loss to 2006 for refund purposes, however, the Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods.

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

Net loss from discontinued operations for the years ended December 31, 2008 and 2007 was approximately $2.3 million and $72.1 million, respectively, of which $19.6 million for 2007 related to the loss on the disposal.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisitions • operating expenses • joint ventures (including capital contributions, remargin payments, and purchases of assets and partner interests)
• construction and development expenditures
• principal and interest payments on debt (including market
   repurchases)
• market expansion (including acquisitions)
• share repurchases
• dividends to our stockholders

Cash requirements over the last several years have been met by:

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
• tax refunds

For the year ended December 31, 2008, we generated approximately $263.2 million and $151.2 million in cash flows from operating and financing activities, respectively, and used approximately $11.6 million in investing activities.  These cash flows resulted from, among other things, a $256.4 million tax refund related to our 2007 federal tax return, MatlinPatterson’s purchase of 381,250 shares of our Senior Preferred Stock for $381.3 million (described below), the settlement of our rights offering for $152.5 million (described below), our efforts to reduce our investment in homebuilding inventories (through a combination of reducing expenditures related to land acquisition and development, reducing speculative construction starts and selling non-strategic assets) and a reduction in the level of mortgage loans held for sale by us.  These cash flows were partially offset by the use of approximately $174.4 million in cash for exiting certain joint ventures (through either paying our partner to assume our interest, purchasing and unwinding joint ventures or accelerating our proportionate share of lot purchases from certain joint ventures) and approximately $330.7 million in cash used for the net repayment of homebuilding and mortgage credit facility debt.  The impact of these cash flow activities resulted in a net increase in our homebuilding cash balance of approximately $407.2 million since December 31, 2007 resulting in a homebuilding cash balance of $626.4 million at December 31, 2008.  Based on our substantial cash position as of December 31, 2008, the extinguishment of debt in connection with the exchange for a warrant (described below), the available borrowing capacity under our revolving credit facility and our operating initiatives to generate cash, we believe our sources of capital are sufficient to meet our liquidity needs for our current and reasonably foreseeable future requirements.

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

•
On June 27, 2008, MatlinPatterson exchanged $128.5 million of our senior and senior subordinated notes for a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which became exercisable for Series B Preferred Stock following the receipt of stockholder approval on August 18, 2008.  The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock; and

•
We commenced a rights offering (“Rights Offering”) pursuant to which each holder of our common stock as of the record date of July 28, 2008 was offered a right (“Right”) to purchase up to such holder’s pro rata share of 50 million shares of our common stock at a per share price of $3.05 (equivalent to approximately 0.69 shares of common stock for each Right).  The offer expired August 22, 2008 and rights to purchase approximately 27.2 million shares of common stock were exercised for a total subscription price of $82.9 million.  As contemplated by the Investment Agreement, MatlinPatterson purchased from us (in the form of Series B Preferred Stock), the 22.8 million equivalent shares of common stock not purchased by our existing common stockholders in the Rights Offering for a total subscription price of $69.6 million.  In addition, we received approximately $562,000 for Rights associated with borrowed shares related to our share lending facility.

Series B Preferred Stock

The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price (currently $3.05), subject to customary anti-dilution adjustments, plus cash in lieu of fractional shares. The Series B Preferred Stock ranks pari passu with our common stock and our Series A Preferred Stock and junior to all of our other equity securities and has no liquidation preference over our common stock. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates) cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on our common stock.  As of December 31, 2008, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 60% (or 70%, assuming MatlinPatterson had exercised the Warrant for cash on such date) of the total number of shares of our common stock outstanding on an as-converted basis.

Revolving Credit Facility and Term Loans

On June 27, 2008, we amended our revolving credit facility, our Term Loan A and our Term Loan B (collectively, the “Credit Facilities”) to, among other things, (i) reduce the total commitment under the revolving credit facility from $500 million to $395 million, (ii) pay down the unsecured borrowings under the revolver from $90 million to $55 million and the unsecured Term Loan A balance from $100 million to $65 million, (iii) reduce the letter of credit sublimit under the revolver from $450 million to $100 million, (iv) agree to make quarterly principal amortization payments under the Term Loan A and the revolver, of $2.5 million each (which, as contemplated by the amendment, was increased to $5.0 million during the fourth quarter of 2008 as a result of the Company’s incurrence of secured debt in connection with various joint venture unwinds), and (v) agree to secure future revolver borrowings and letters of credit (other than certain existing borrowings and letters of credit) with certain specified types of collateral (including model homes and other real property assets to be determined) based on specified loan-to-value ratios.  In addition, the commitment under the revolving credit facility will be reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter.  As of December 31, 2008, we had approximately $57.5 million and $225.0 million outstanding on our Term Loan A and Term Loan B, respectively, and $47.5 million in borrowings outstanding and $37.8 million in letters of credit outstanding (of which $33.6 million was unsecured) under our revolving credit facility which had a current commitment amount of $390.9 million.

    The new collateral pool provision limits the amount of borrowing available under our revolving credit facility.  As of December 31, 2008, we had approximately $178.5 million of revolver borrowing capacity available based on collateral available as security for future revolver borrowings and letters of credit.

    Prior to amending the Credit Facilities, we were not in compliance with our consolidated tangible net worth and leverage covenants contained in such facilities and were operating under a waiver extended by our bank group.  In connection with the amendments to the Credit Facilities, the financial covenants contained in such facilities were modified to eliminate covenants relating to consolidated tangible net worth, leverage, unsold land and minimum interest coverage.  The borrowing base covenant and limitations on joint venture investments were also eliminated. The amended Credit Facilities contain a new cash flow coverage covenant requiring us to maintain either a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred or a minimum cash interest reserve equal to our last four fiscal quarter’s actual interest incurred.  As of December 31, 2008, the amended Credit Facliites prohibited, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of debt and the incurrence of debt.  On February 13, 2009, we amended our Credit Facilities to enable us to voluntarily repurchase debt, provided that certain conditions are met (please refer to the discussion of the February 13, 2009 amendment below).  The limitation on incurring new debt contains a number of exceptions including the ability to borrow up to $270 million or $500 million of debt for acquired, constructed or improved assets (“ACI Debt”), dependent on whether we have fully secured the revolving credit facility and Term Loan A borrowings, non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after the maturity dates of the revolving credit facility and Term Loan A.  As of December 31, 2008, we had approximately $63.6 million of ACI Debt outstanding which represented the remaining joint venture debt assumed by us in connection with two joint venture unwinds that occurred during the 2008 fourth quarter.  The financial covenants, including elimination of the borrowing base, and certain other provisions of our $225 million Term Loan B were automatically amended to match those of the revolver and Term Loan A as of the effective time of the amendments of the Credit Facilities.  Also, in connection with the amendments to the Credit Facilities, certain waivers previously granted under the facilities were permanently extended.

Our covenant compliance for the Credit Facilities at December 31, 2008 is set forth in the table below:

Covenant	Actual at December 31, 2008	Covenant Requirement at December 31, 2008

Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding Interest Incurred Ratio	1.49	≥	1.75

    As a result of us not meeting the minimum cash flow coverage ratio as of December 31, 2008, we were required to establish a minimum interest reserve.  In March 2009, one of our unrestricted subsidiaries deposited approximately $120.8 million of cash in a deposit account with our agent bank for this purpose.

On February 13, 2009, we amended our Credit Facilities to enable us to voluntarily repurchase our 5 1/8% Senior Notes due 2009 (the “2009 Notes”), 6½% Senior Notes due 2010 (the “2010 Notes”) and 6 7/8% Senior Notes due 2011 (the “2011 Notes”) so long as (i) we have made prepayments and a corresponding reduction of the revolving commitments under our revolving credit facility of at least $14.6 million prior to such repurchase, (ii) have made prepayments under our Term Loan A of at least $10.4 million prior to such repurchase, (iii) within one business day after any such repurchase of the 2009 Notes, we make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 125% of the discount to par paid in the repurchase of such 2009 Notes, (iv) within one business day after any such repurchase of the 2010 Notes, we make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 50% of the amount of such repurchase and (v) within one business day after any such repurchase of the 2011 Notes, we make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 100% of the amount of such repurchase.  The prepayments required under clauses (iii), (iv) and (v) above shall be allocated approximately 58.5% to the revolving credit facility and 41.5% to the Term Loan A.  The $25.0 million of prepayments required under clauses (i) and (ii) above, as well as other proportional prepayments of the revolving credit facility (accompanied by a corresponding reduction of the revolving commitments) and the Term Loan A made after the effective date of this amendment shall be credited towards any prepayments required under clauses (iii), (iv) and (v) above.  In February 2009 we made prepayments of $25.0 million required under clauses (i) and (ii) above.

Senior and Senior Subordinated Notes

In addition to our Credit Facilities, as of December 31, 2008, we had $1,070.7 million of senior and senior subordinated notes outstanding (the "Notes”).  The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  As of December 31, 2008, we were unable to satisfy either condition.  As a result, our ability to incur further indebtedness is limited.  Exceptions to this limitation include new borrowings of up to $550 million under bank credit facilities (including our revolving credit facility), non-recourse purchase money indebtedness ( subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness.  We believe that these exceptions and our homebuilding cash balance of $626.4 million at December 31, 2008, which includes cash held in our unrestricted subsidiaries, provide us with substantial resources and alternatives to fund our cash needs.

Under the limitation on restricted payments, we are also prohibited from making restricted payments, which include investments in and advances to our joint ventures and other unrestricted subsidiaries, if we do not satisfy either the leverage condition or interest coverage condition.  Our ability to make restricted payments is also subject to a basket limitation.  When we were in compliance with the limitation on restricted payments, we directly made restricted payments to our joint ventures and other restricted subsidiaries.  Since September 30, 2008, we have made restricted payments (including investments in joint ventures) from funds held in our unrestricted subsidiaries which are not subject to this prohibition.  As of December 31, 2008, we had approximately $513.2 million of liquidity in our unrestricted subsidiaries available to fund our joint venture capital requirements and other restricted payment needs.  In March 2009, approximately $120.8 million of these funds were deposited as an interest reserve in a deposit account with our agent bank in order to comply with our revolving credit facility cash flow coverage covenant.

Our leverage and interest coverage conditions contained in our 5 1/8% Senior Notes due 2009 (our most restrictive series of Notes based on the leverage ratio condition as of December 31, 2008) are set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2008	Covenant Requirements at December 31, 2008

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	4.17	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	0.24	≥	2.00

________________________________
(1)	The leverage ratio condition under the indenture governing our 9 ¼% Senior Subordinated Notes due 2012 is ≤ 2.50.

We repurchased and simultaneously retired approximately $22.5 million and $24.0 million of our 6½% Senior Notes due 2008 through open market purchases during 2008 and 2007, respectively.  In connection with these open market purchases, we recognized a $1.1 million and $2.8 million gain in 2008 and 2007, respectively, from the early extinguishment of debt as the notes were purchased at a discount to their par value.  The remaining balance of $103.5 million was repaid in full on October 1, 2008, the maturity date of these notes.  We expect to continue, from time to time, to undertake negotiated and open market purchases of our notes prior to maturity when they can be purchased at attractive discounts to their par value, which may utilize our cash.  Such repurchases, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors.

On May 22, 2008, we obtained the written consent of a majority of the holders of our 9¼% Senior Subordinated Notes due 2012 to modify certain provisions to be consistent with the analogous, less restrictive provisions applicable to our 7¾% Senior Notes due 2013.  Among other things, the definitions of consolidated tangible net worth and restricted investment, as well as the limitation on restricted payments, were amended.

In conjunction with the Investment Agreement, MatlinPatterson exchanged $128.5 million of senior and senior subordinated notes (consisting of $25.5 million of 5 1/8% Senior Notes due 2009, $2.0 million of 6½% Senior Notes due 2010, $21.6 million of 6% Senior Subordinated Convertible Notes due 2012 and $79.5 million of 9¼% Senior Subordinated Notes due 2012) for the Warrant to purchase 272,670 shares of Senior Preferred Stock, which was subsequently converted into a right to purchase Series B Preferred Stock, at a common stock equivalent exercise price of $4.10 per share.  In connection with this exchange, we recognized a loss of $9.1 million during 2008 related to the extinguishment of the debt, which was included in other income (expense) in the accompanying consolidated statements of operations.

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

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 36, in connection with our land development and homebuilding joint ventures we typically obtain secured acquisition, development and construction financing, which reduces the use of funds from corporate financing sources.  However, as market conditions have deteriorated we have been required to expend corporate funds for previously unanticipated obligations associated with these joint ventures.  From time to time, we may be required to utilize corporate financing sources with respect to certain of these joint ventures to:

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

At December 31, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $421.8 million, of which approximately $247.9 million was non-recourse debt (two joint ventures) and approximately $173.9 million of which was subject to loan-to-value maintenance agreements (seven joint ventures), and equity that totaled approximately $372.8 million.

Other Financing Sources

Trust Deed and Other Notes Payable.  From time to time, we use purchase money mortgage financing to finance land acquisitions.  We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs.  Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds.  At December 31, 2008, we had approximately $111.2 million outstanding in trust deed and other notes payable, including $98.3 million in secured debt that was assumed in connection with unwinding three joint ventures during 2008 and $3.5 million related to CDD bonds.

Mortgage Credit Facilities. During the year ended December 31, 2008, our mortgage financing subsidiary utilized six mortgage credit facilities to fund its operations.  Two of these mortgage credit facilities matured during the year, and as of December 31, 2008, the aggregate commitment of the four remaining credit facilities was $148 million, with maturities of $8 million in January 2009, $60 million in March 2009, and $80 million in June 2009.  In January 2009, the maturity date of the $8 million mortgage credit facility was extended to April 2009.  In addition, two of the mortgage credit facilities with an aggregate borrowing capacity totaling $80 million are uncommitted (meaning that the lender has discretion to refuse to fund requests).  The various credit facilities require that Standard Pacific Mortgage maintain cash collateral accounts aggregating $4.3 million.  At December 31, 2008, we had approximately $63.7 million advanced under the four mortgage credit facilities and as of and for the year ended December 31, 2008, we were in compliance with the financial and other covenants contained in these facilities, except that we did not satisfy the profitability covenant contained in the $60 million facility for the three month period ending September 30, 2008.  On October 7, 2008, we amended the $60 million facility and obtained a permanent waiver for this noncompliance.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects.  At December 31, 2008, we had approximately $259.2 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $89.9 million remaining in cost to complete.  As a result of the continuing deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some have asked for security with respect to outstanding bonds.  If we are unable to obtain required bonds in the future, or are required to provide security for existing bonds, our liquidity would be negatively impacted.

Tax Refunds.  For the taxable year ended December 31, 2007, we generated a tax refund of $256.4 million related to federal net operating loss (“NOL”) carrybacks which was collected in 2008.  For the taxable year ended December 31, 2008, we generated a federal income tax receivable of approximately $114.5 million related to NOL carrybacks, which was included in homebuilding other assets as of December 31, 2008, and was collected in February 2009.

We believe that an ownership change under Section 382 occurred during the 2008 second quarter as a result of closing the first phase of the MatlinPatterson transaction.  Accordingly, we may be limited in the use of certain tax attributes that relate to tax periods prior to the ownership change.  These potential carryback limitations did not have an impact on our ability to carry back our 2008 net operating loss to 2006 for refund purposes, however, the Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change.  There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources.  Based on current market conditions and our financial condition (including our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness), our ability to effectively access these liquidity sources is significantly limited.  In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Dividends

We paid no dividends to our stockholders during the year ended December 31, 2008. Subject to limited exceptions, we are prohibited by the terms of our revolving credit facility, senior term loans and public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases

Subject to limited exceptions, we are currently prohibited by the terms of our revolving credit facility, senior term loans, and public note indentures from repurchasing capital stock for cash.  During 2008, in connection with the vesting of restricted stock grants made under our equity incentive plans, and pursuant to the grant documents, we repurchased an aggregate of approximately 215,531 shares from our executive officers to fund vesting-related tax obligations totaling approximately $726,000.

Leverage

Our homebuilding leverage ratio was 80% at December 31, 2008 and our adjusted net homebuilding debt to adjusted total book capitalization was 70%.  This adjusted ratio reflects the offset of homebuilding cash in excess of $5 million and excludes $63.7 million of indebtedness of our financial services subsidiary.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments incurred by us as well as by the debt we have had to assume in connection with joint venture unwinds.  The impact of these impairments on our leverage has been offset in part by the equity raised in the MatlinPatterson and Rights Offering transactions.  Our leverage and debt levels, including usage of our revolving credit facility, can be impacted quarter-to-quarter by seasonal cash flow factors, as well as other factors, such as the timing and magnitude of deliveries, land purchases, joint venture funding requirements, acquisitions of other homebuilders, the consolidation of joint ventures into our consolidated financial statements, changes in demand for new homes (including an increase in our cancellation rate), inventory and goodwill impairment charges, land deposit write-offs and deferred tax valuation allowance charges.  Excluding the impact and timing of recording impairments, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2008, including estimated cash payments due by period.  Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$1,511,924	$170,529	$518,235	$498,160	$325,000
Long-term debt interest payments	347,826	96,478	154,584	82,170	14,594
Operating leases (2)	28,775	11,085	12,970	4,720	―
Purchase obligations (3)	379,392	305,464	73,928	―	―
Total	$2,267,917	$583,556	$759,717	$585,050	$339,594

(1)
Long-term debt represents the revolving credit facility, trust deed and other notes payable, and senior and senior subordinated notes payable. For a more detailed description of our long-term debt, please see Notes 7, 8, and 9 in our accompanying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 15.e. in our accompanying consolidated financial statements.
(3)
Includes approximately $127.4 million (net of deposits) in land purchase and option contracts for which we have made non-refundable deposits and $248.1 million in commitments under development and construction contracts. For a more detailed description of our land purchase and option contracts, please see “—Off-Balance Sheet Arrangements” below and Note 15.a. in our accompanying consolidated financial statements.

Our revolving credit facility and mortgage credit facilities commitments and available capacity as of December 31, 2008 are summarized below:

	Total Amounts Committed	Available Capacity
	(Dollars in thousands)

Revolving credit facility (1)	$390,900	$178,473
Mortgage credit facilities (2)	68,000	9,564
Total	$458,900	$188,037

(1)
At December 31, 2008, we had a total of $390.9 million committed under our revolving credit facility, of which $47.5 million was consumed by outstanding borrowings and $37.8 million by issued letters of credit.  Available borrowing capacity under the revolving credit facility is limited based on eligible collateral pool limits.  For a more detailed description of our revolving credit facility, please see Note 7.a. in our accompanying consolidated financial statements.

(2)
At December 31, 2008, we had a total of $68.0 million committed and $80.0 million uncommitted under our mortgage credit facilities of which $58.4 million and $3.2 million, respectively, was consumed by outstanding borrowings.  For a more detailed description of our mortgage credit facilities, please see Note 13 in our accompanying consolidated financial statements and the discussion above under “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2008, we had both non-refundable and refundable cash deposits and letters of credit outstanding of approximately $15.9 million and capitalized preacquisition and other development and construction costs of approximately $9.6 million relating to land purchase and option contracts having a total remaining purchase price of approximately $145.9 million.  Approximately $32.8 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2008, 2007 and 2006, we incurred pretax charges (net of recoveries) of approximately $25.6 million, $22.5 million and $51.6 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects.  These charges were included in other income (expense) in the accompanying consolidated statements of operations.  We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions • establishing strategic alliances • leveraging our capital base	• expanding our market opportunities • managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which reduce the use of funds from our corporate financing sources.  We are currently reducing our investments in joint ventures and intend to minimize the use of these types of arrangements in the future.  At December 31, 2008, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $421.8 million and equity that totaled $372.8 million, compared to $771.0 million in joint venture indebtedness and $784.3 million in equity as of December 31, 2007.

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

Credit Enhancements.  We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan.  Typically, we share these obligations, either directly or indirectly, with our other partners.  At December 31, 2008, a total of $173.9 million in credit enhancements related to seven joint ventures had been provided with respect to our unconsolidated joint venture borrowings, of which $19.8 million were joint and several obligations of us and our partners and $154.1 million of which were our sole obligation.  Assuming we had been required to fund all of the $173.9 million in total credit enhancements at December 31, 2008, we would have been entitled to seek reimbursement from our partners, either directly pursuant to the credit enhancement documents or through the contribution provisions contained in the applicable joint venture documents for up to approximately $76.0 million.

Additional Capital Contributions and Consolidation.  Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments.  If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute.  While making capital contributions on behalf of our partners may allow us to exercise various remedies under our joint venture operating agreements (including diluting our partner’s equity interest and/or profit distribution percentage), making these contributions could also result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage.  Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered or we may enter into a negotiated settlement. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest.  If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness either through repayments or the assumption of such indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources.  If we sell our interest to our partner, we may be required to make a payment to induce our partner to release us from our venture obligations.  Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures.  The need for additional capital contributions, whether from us or our joint venture partners, could also result in disagreements that lead to buy-sell provisions being triggered in the future.  If we are required to fund these contributions on behalf of our partners, such action would also potentially require the consolidation of the impacted ventures into our consolidated financial statements.

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

Land Takedown Obligations.  Our land development joint ventures in some cases require us to purchase lots from the venture at pre-agreed to times and prices.  As market conditions deteriorate, the required purchase terms of these lots may become uneconomic.  As of December 31, 2008, we had obligations totaling approximately $21.9 million related to one joint venture that were subject to such purchase requirements.

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

Surety Indemnities.  We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  At December 31, 2008, our joint ventures had approximately $19.4 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

Recent Developments Related to our Joint Ventures.  As of December 31, 2008, we held membership interests in 29 homebuilding and land development joint ventures, of which 15 were active and 14 were inactive or winding down.  Of the 15 active homebuilding and land development joint ventures, nine had project specific financing as of December 31, 2008.  The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 10 largest joint ventures based on total assets as of December 31, 2008, representing over 90% of the assets and debt of our unconsolidated joint ventures.

				As of December 31, 2008
							Loan-to-
	Year			Total Joint Venture		Debt-to-Total	Value Maintenance	Construction Completion
Joint Venture Name	Formed	Location	Assets	Debt (1)	Equity	Capitalization	Agreement	Guaranty
				(Dollars in thousands)
Homebuilding:
LB/L - Duc II Scally Ranch	2002	American Canyon, CA	$29,103	$22,941	$1,250	94.8%	Yes	Yes
SP 4S Townhomes	2004	San Diego, CA	9,009	―	7,835	0.0%	N/A	N/A
Chatelaine II Ventures	2004	Los Angeles, CA	19,440	23,924	(4,994)	126.4%	Yes	Yes
Sanctuary Club	2006	Chicago, IL	23,418	19,760	2,079	90.5%	Yes	Yes
Talega Associates (2)	1997	San Clemente, CA	73,309	45,889	24,834	64.9%	Yes	Yes
Foundry Lofts	2006	Torrance, CA	14,126	21,830	(8,305)	161.4%	Yes	Yes
Subtotal Select Homebuilding Joint Ventures			168,405	134,344	22,699	85.5%
Land Development:
Black Mountain Ranch	2003	San Diego, CA	115,944	37,653	49,850	43.0%	Yes	Yes
November 2005 Land Investors	2005	Las Vegas, NV	473,585	224,136	195,349	53.4%	No (3)	No
Riverpark Legacy	2004	Oxnard, CA	44,753	―	45,405	0.0%	N/A	N/A
Centenial Founders	2000	Valencia, CA	45,003	―	44,874	0.0%	N/A	N/A
Subtotal Select Land Development Joint Ventures			679,285	261,789	335,478	43.8%
Subtotal of Select Joint Ventures			847,690	396,133	358,177	52.5%
Other Homebuilding and Land Development Joint Ventures (4)			24,211	1,897	15,745	10.8%
Discontinued operations (5)			24,958	23,818	(1,129)	105.0%
Total Homebuilding and Land Development Joint Ventures			$896,859	$421,848	$372,793	53.1%
____________________________
(1)
Scheduled maturities of the joint venture debt is as follows: $203.2 million matures in 2009 (of which $43.0 million represents non-recourse debt); $37.4 million matures in 2010 (of which $23.8 million represents non-recourse debt); $101.2 million matures in 2011, all of which is non-recourse debt; and $80.0 million matures in 2012, all of which is non-recourse debt.  We are actively engaged with the joint venture lenders to extend maturing loans.

(2)	This joint venture was originally a land development venture consisting of approximately 3,800 lots, and now consists of two homebuilding projects with an aggregate of approximately 150 lots.
(3)
As of December 31, 2008, we had $7.6 million invested in this joint venture and are obligated to purchase $21.9 million of lots from this joint venture pursuant to a lot take-down schedule beginning in the 2009 first quarter.

(4)
Represents approximately 18 unconsolidated homebuilding and land development joint ventures, of which 4 have ongoing homebuilding or land development activities and 14 are either inactive or winding down.

(5)	Reflects discontinued operations related to our Tucson operation.

 The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn. The following lists a number of recent developments regarding our joint ventures.

•
Loan-to-Value Maintenance Related Payments.  During 2008, we made aggregate additional capital contributions for remargin payments of approximately $29.3 million related to two of our Southern California and one of our Arizona joint ventures.  In addition, we anticipate being required to make a $5.0 million remargin payment with respect to one of our joint ventures during the first quarter of 2009, which is included in accrued liabilities in our accompanying consolidated balance sheet as of December 31, 2008.

•
Renegotiation/Loan Extension.  At any point in time we are generally in the process of financing, refinancing, renegotiating or extending one or more of our joint venture loans.  This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants.  Three of our joint ventures have loans totaling $46.3 million of debt outstanding that are scheduled to mature during the 2009 first quarter.  There can be no assurance that we will be able to successfully finance, refinance, renegotiate or extend, on terms we deem acceptable, all of the joint venture loans that we are currently in the process of negotiating.  If we were unsuccessful in these efforts, we could be required to repay one or more of these loans from corporate liquidity sources.

•
Purchases and Consolidation.  Purchasing a joint venture’s assets and paying off its debt increases our leverage and absolute consolidated debt levels.  During the year ended December 31, 2008, we purchased and unwound four Southern California joint ventures for approximately $53.0 million and assumed $115.3 million of joint venture indebtedness related to three of these joint ventures.  The equity of these joint ventures totaled approximately $63.7 million at the date of purchase.  In connection with the purchase and unwind of these joint ventures we assumed approximately 1,800 lots.

•
Joint Ventures Exited and Acceleration of Joint Venture Lot Purchases.  During the year ended December 31, 2008, we and our joint venture partner unwound one Southern California joint venture, whereby each partner purchased their proportionate share of the lots from the joint venture.  In addition, we accelerated the takedown of substantially all of the lots from another Southern California joint venture, one Northern California joint venture and one Arizona joint venture.  In connection with these lot purchases, we accelerated the take-down of approximately 1,300 lots from these joint ventures for approximately $118.1 million. During the year ended December 31, 2008, we exited two Northern California joint ventures for a combined payment of approximately $3.3 million.

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

Our homebuilding operations construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida, the Carolinas and Illinois.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to each of the homebuilding operating divisions based on their respective percentage of revenues.

Inventories and Impairments

Inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment losses. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value.

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

We evaluate real estate projects (including unconsolidated joint venture real estate projects) for inventory impairments when indicators of potential impairment are present. Indicators of impairment include, but are not limited to: significant decreases in local housing market values; significant decreases in gross margins and sales absorption rates; accumulation of costs in excess of budget; actual or projected operating or cash flow losses; current expectations that a real estate asset will more likely than not be sold before its previously estimated useful life.

We perform a detailed budget and cash flow review of all of our real estate projects (including projects actively selling as well as projects under development and on hold) on a quarterly basis to, among other things, determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying value of the asset. If the undiscounted cash flows are more than the carrying value of the real estate project, then no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the asset is deemed impaired and is written-down to its fair value. We evaluate the identifiable cash flows at the project level. When estimating undiscounted future cash flows of a project, we are required to make various assumptions, including the following: (i) the expected sales prices and sales incentives to be offered, including the number of homes available and pricing and incentives being offered in other communities by us or by other builders; (ii) the expected sales pace and cancellation rates based on local housing market conditions and competition; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property such as the possibility of a sale of lots to a third party versus the sale of individual homes. Many of these assumptions are interdependent and changing one assumption generally requires a corresponding change to one or more of the other assumptions. For example, increasing or decreasing the sales absorption rate has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and promotional and advertising campaign costs). Depending on what objective we are trying to accomplish with a community, it could have a significant impact on the project cash flow analysis. For example, if our business objective is to drive delivery levels our project cash flow analysis will be different than if the business objective is to preserve operating margins. These objectives may vary significantly from project to project, from division to division, and over time with respect to the same project.

Once we have determined a real estate project is impaired, we calculate the fair value of the project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. Under the land residual value analysis, we estimate what a willing buyer (including us) would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin based on projected revenues, costs to develop land, and costs to construct and sell homes within a community. Under the discounted cash flow method, all estimated future cash inflows and outflows directly associated with the real estate project are discounted to calculate fair value. The net present value of these project cash flows are then compared to the carrying value of the asset to determine the amount of the impairment that is required. The land residual value analysis is the primary method that we use to calculate impairments as it is the principal method used by us and land sellers for determining the fair value of a residential parcel of land. In many cases, we also supplement our land residual value analysis with a discounted cash flow analysis in evaluating the fair value. In addition, for projects that require a longer time frame to develop and sell assets, in some instances we incorporate a certain level of inflation or deflation into our projected revenue and cost assumptions. This evaluation and the assumptions used by management to determine future estimated cash flows and fair value require a substantial degree of judgment, especially with respect to real estate projects that have a substantial amount of development to be completed, have not started selling or are in the early stages of sales, or are longer-term in duration. Due to the inherent uncertainty in the estimation process, significant volatility in the demand for new housing, and the availability of mortgage financing for potential homebuyers, actual results could differ significantly from our estimates.

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

Homebuilding Revenue and Cost of Sales

Homebuilding revenue and cost of sales are recognized after construction is completed, a sufficient down payment has been received, title has transferred to the homebuyer, collection of the purchase price is reasonably assured and we have no continuing involvement. Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation and allocation of these costs requires a substantial degree of judgment by management.

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

If we are the general partner or managing member and it is determined that the limited partners or non-managing member have either kick-out rights or substantive participatory rights as described above, then we account for the joint venture under the equity method of accounting. If the limited partners or non-managing members do not have either of these rights, then we would consolidate the related joint venture under EITF 04-5. As of December 31, 2008 and 2007, we did not have any joint ventures consolidated in our balance sheets as a result of EITF 04-5.

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

We review inventory projects within our unconsolidated joint ventures for impairments consistent with the critical accounting policy described above under “Inventories and Impairments.”  To the extent that we deem any portion of our investment in unconsolidated joint ventures not recoverable, we impair our investment accordingly.

In addition, we accrue for guarantees provided to unconsolidated joint ventures when it is determined that there is an obligation that is due from us.  These obligations consist of various items, including but not limited to, surety indemnities credit enhancements provided in connection with joint venture borrowings such as loan-to-value maintenance agreements, construction completion agreements, and environmental indemnities.  In many cases we share these obligations with our joint venture partners, and in some cases, we are solely responsible for such obligations.  For further discussion regarding these guarantees, please see “Management’s Discussion and Analysis of Financial Condition – Off-Balance Sheet Arrangements” and Note 15 of the accompanying consolidated financial statements.

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

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with SFAS 141. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill. We test goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. For this purpose, each of our homebuilding operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted cash flows. Each division’s discounted cash flows consist of a 10-year projection and a terminal value calculation. The discount rates used to calculate the net present value of future cash flows approximated our estimated pretax cost of capital. The terminal value is based on the present value of a stabilized cash flow estimate (including an expected growth rate) that we expect the operating division to generate beyond the tenth year of the projected cash flows. Other assumptions and factors that are evaluated in connection with analyzing the discounted cash flows of a division, include but are not limited to:

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

Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources. We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ significantly from our currently estimated amounts.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  In accordance with SFAS 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carry back net operating losses to tax years where we have previously paid income taxes based on applicable federal law; and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible.  The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.  Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

We generated significant deferred tax assets in 2006, 2007 and 2008 largely due to inventory, joint venture and goodwill impairments incurred during those periods.  As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length and the fact that we were in a cumulative loss position as described in SFAS 109 as of December 31, 2008 and 2007, we recorded noncash valuation allowances of $473.6 million and $180.5 million, respectively, against the net deferred tax assets resulting in a total valuation allowance of $654.1 million and $180.5 million at December 31, 2008 and 2007, respectively.  To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by us in the near term would increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in SFAS 109.

Recent Accounting Pronouncements

 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We elected to implement SFAS 159 for mortgage loans held for sale as of November 1, 2008, and the impact of adoption did not have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  Adoption is prospective, and early adoption is not permitted.  SFAS 141R is effective for us for any business combinations entered into subsequent to January 1, 2009.

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

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  This FSP will require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  Early adoption is not permitted and retroactive application is required for all periods presented.  FSP 14-1 is effective for our fiscal year beginning January 1, 2009.  Upon adoption on January 1, 2009, approximately $25 million of our Senior Subordinated Convertible Notes due in 2012 will be reclassified to stockholders’ equity leaving a balance of $53.0 million remaining classified as indebtedness, and the remaining principal amount of the notes will be accreted to its redemption value, approximately $78.5 million, through interest expense over the remaining term of these notes.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share.  FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application.  We currently are evaluating the impact of adopting FSP-EITF 03-6-1 on our earnings per share.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	the alignment of our overhead structure with current delivery levels and our speculative starts and new community openings with sales;
•	our ability to be among the leaders in each of our markets and the resulting impact on our cost structure;
•	the creation of a leaner operating structure and an improved operating model and the resulting impact on the value we will be able to provide our customers in the future;
•	the re-engineering of our homes to provide better value to our customers;
•	the acceleration or our national and regional purchasing initiatives;
•	our ability to acquire land at depressed prices;
•
our ability to preserve sufficient cash resources to meet debt repayment obligations until market conditions improve and refinancing alternatives become available and our ability to use excess cash to pursue land opportunities;

•	our ability to continue to reduce our investments in joint ventures and our use of joint ventures in the future;
•	the typical cycle time for the construction of our homes;
•	the use of the internet as a means of marketing and the resulting impact on our sales;
•	the potential need to further reduce home prices or adjust discounts and the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;
•	a slowdown in demand and a decline in new home orders;
•	housing market conditions in the geographic markets in which we operate;
•	sales orders, sales cancellation rates, our backlog of homes, the estimated sales value of our backlog and our expectations as to the delivery of our backlog;
•	the amount of future remargin payments with respect to joint venture borrowings (including on behalf of our partners) and their potential effect on our liquidity and leverage;
•	the likelihood that we will be required to complete lot takedowns on uneconomic terms;
•	the potential need for additional capital contributions to joint ventures or that buy-sell provisions may be triggered and the potential effect on our liquidity and leverage;
•
the sufficiency of our capital resources and ability to access additional capital, including the sufficiency of unrestricted funds available to satisfy joint venture obligations and make other restricted payments;

•	our historical leverage trends and the seasonal nature of borrowings;
•	our exposure to loss with respect to land under purchase contract and optioned property;
•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;
•	estimated remaining cost to complete the infrastructure of our projects;
•	future warranty costs;
•	litigation related costs;
•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments and our ability to obtain a waiver of any non-compliance;
•	our ability to renegotiate, restructure or extend joint venture loans on acceptable terms;
•	the estimated fair value of our swap agreements;
•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;
•	the effectiveness and adequacy of our disclosure and internal controls;
•	our inability to obtain surety bonds, the need to provide security to obtain surety bonds, and the impact on our liquidity;
•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants;
•	our ability to use our cash to purchase our notes prior to maturity at attractive discounts to par;
•	our ability to realize the value of our deferred tax assets; and
•	the impact of recent accounting pronouncements.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2008.  We do not enter into or hold derivatives for trading or speculative purposes.  You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our bank term loans through their scheduled maturity dates.  The swap agreements have been designated as cash flow hedges and as of December 31, 2008 and 2007 the estimated fair value of the swaps represented liabilities of $38.0 million and $21.8 million, respectively, which were included in accrued liabilities in the accompanying consolidated financial statements. For the years ended December 31, 2008, 2007 and 2006, we recorded after-tax other comprehensive losses of approximately $10.0 million, $7.3 million and $5.4 million, respectively, related to the swap agreements.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage.  For a portion of its loan originations, Standard Pacific Mortgage, manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents.  Due to the frequency of these loan sales and the commitments from third party investors, we have decided not to hedge the interest rate risk associated with these presold loans.  However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil.  As of December 31, 2008, Standard Pacific Mortgage held approximately $2.4 million in closed mortgage loans held for sale and mortgage loans in process that were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a significant portion of its mortgage loans on a non-presold basis.  The loans originated on a non-presold basis are substantially "conforming" or "government" loans, which are loans eligible for sale to, or guarantee by, a government sponsored enterprise, such as Fannie Mae, Freddie Mac, the Federal Housing Administration or the Veterans Administration.  When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 45 days before the loans are sold to third party investors.  Standard Pacific Mortgage utilizes the services of a third party advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner.  In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales.  As of December 31 2008, Standard Pacific Mortgage had approximately $72.4 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

For our fixed rate debt, changes in interest rates generally affect the fair market value of each debt instrument but not our earnings or cash flows. Conversely, for our variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flows. However, our credit and risk profile does affect the fair value of both our fixed and variable rate debt.  We do not have any obligations that currently require us to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding our variable rate debt balance constant as of December 31, 2008, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $3.9 million. A one percentage point increase in interest rates on our average variable rate debt outstanding during 2008 would have resulted in an increase in variable rate interest costs of approximately $4.2 million. In addition, holding our combined homebuilding joint venture variable rate debt balance constant as of December 31, 2008, each one percentage point increase in interest rates would result in an approximately $4.2 million increase in the interest costs of the unconsolidated joint ventures.

 The table below details the principal amount and the average interest rates for the mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates. Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date. The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of our variable rate debt, which consists of our revolving credit facility, our Senior Term Loan A and Senior Term Loan B, and our mortgage credit facilities, is based on quoted market prices as of December 31, 2008. Our fixed rate debt consists of trust deed and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our trust deed and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value. Our senior notes payable and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2008.

	Expected Maturity Date
													Estimated
December 31,	2009	2010		2011		2012		2013			Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$63,960	$	―	$	―	$	―	$	―	$	―	$63,960	$63,960
Average interest rate	5.8%		―		―		―		―		―	5.8%
Mortgage loans held for investment	$156		$168		$181		$195		$209		$10,827	$11,736	$11,736
Average interest rate	7.3%		7.4%		7.4%		7.4%		7.4%		7.9%	7.8%

Liabilities:
Fixed rate debt	$170,529		$228,170		$185,065		$148,709		$124,451		$325,000	$1,181,924	$790,474
Average interest rate	5.0%		6.1%		6.8%		7.5%		7.8%		6.7%	6.3%

Variable rate debt	$63,655	$	―		$105,000	$	―		$225,000	$	―	$393,655	$257,943
Average interest rate	4.4%		―		7.0%		―		7.3%		―	6.7%

Off-Balance Sheet Financial Instruments:
Forward sale commitments of mortgage backed securities:
Notional amount	$15,000	$	―	$	―	$	―	$	―	$	―	$15,000	$14,762
Average interest rate	4.9%		―		―		―		―		―	4.9%

Commitments to originate mortgage loans:
Notional amount	$12,032	$	―	$	―	$	―	$	―	$	―	$12,032	$12,272
Average interest rate	5.2%		―		―		―		―		―	5.2%
_____________
(1)	Substantially all of the amounts presented in this line item for 2009 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 23, 2009

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008		2007	2006
		(Dollars in thousands, except per share amounts)

Homebuilding:
Home sale revenues		$1,521,640	$2,607,824	$3,710,059
Land sale revenues		13,976	281,009	30,411
Total revenues		1,535,616	2,888,833	3,740,470
Cost of home sales		(2,104,224)	(2,520,157)	(2,950,922)
Cost of land sales		(124,786)	(568,539)	(76,179)
Total cost of sales		(2,229,010)	(3,088,696)	(3,027,101)
Gross margin		(693,394)	(199,863)	713,369
Selling, general and administrative expenses		(305,480)	(387,981)	(441,960)
Loss from unconsolidated joint ventures		(151,729)	(190,025)	(3,870)
Interest expense		(14,274)	―	―
Other income (expense)		(69,429)	(68,610)	(46,727)
Homebuilding pretax income (loss)		(1,234,306)	(846,479)	220,812
Financial Services:
Revenues		13,587	16,677	24,866
Expenses		(13,659)	(16,045)	(19,438)
Income from unconsolidated joint ventures		854	1,050	1,911
Other income		234	611	872
Financial services pretax income		1,016	2,293	8,211

Income (loss) from continuing operations before income taxes		(1,233,290)	(844,186)	229,023
(Provision) benefit for income taxes		5,495	149,003	(82,930)
Income (loss) from continuing operations		(1,227,795)	(695,183)	146,093
Loss from discontinued operations, net of income taxes		(2,286)	(52,540)	(22,400)
Loss from disposal of discontinued operations, net of income taxes		―	(19,550)	―
Net income (loss)		(1,230,081)	(767,273)	123,693
Less: Net loss allocated to preferred shareholders		487,827	―	―
Net income (loss) available to common stockholders		$(742,254)	$(767,273)	$123,693

Basic Earnings (Loss) Per Share:
Continuing operations		$(9.10)	$(9.63)	$2.01
Discontinued operations		(0.01)	(1.00)	(0.31)
Basic earnings (loss) per share		$(9.11)	$(10.63)	$1.70

Diluted Earnings (Loss) Per Share:
Continuing operations		$(9.10)	$(9.63)	$1.97
Discontinued operations		(0.01)	(1.00)	(0.30)
Diluted earnings (loss) per share		$(9.11)	$(10.63)	$1.67

Weighted Average Common Shares Outstanding:
Basic		81,439,248	72,157,394	72,644,368
Diluted		134,963,077	72,157,394	74,213,185

Cash dividends per share	$	―	$0.12	$0.16

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$626,379	$219,141
Trade and other receivables	21,008	28,599
Inventories:
Owned	1,259,887	2,059,235
Not owned	42,742	109,757
Investments in unconsolidated joint ventures	50,468	293,967
Deferred income taxes	14,122	143,995
Goodwill and other intangibles	―	35,597
Other assets	145,567	300,135
	2,160,173	3,190,426
Financial Services:
Cash and equivalents	7,976	12,413
Mortgage loans held for sale	63,960	155,340
Mortgage loans held for investment	11,736	10,973
Other assets	4,792	11,847
	88,464	190,573
Assets of discontinued operations	1,217	19,727
Total Assets	$2,249,854	$3,400,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Accounts payable	$40,225	$95,190
Accrued liabilities	216,418	280,513
Liabilities from inventories not owned	24,929	43,007
Revolving credit facility	47,500	90,000
Trust deed and other notes payable	111,214	34,714
Senior notes payable	1,204,501	1,400,344
Senior subordinated notes payable	148,709	249,350
	1,793,496	2,193,118
Financial Services:
Accounts payable and other liabilities	3,657	5,023
Mortgage credit facilities	63,655	164,172
	67,312	169,195
Liabilities of discontinued operations	1,331	5,221
Total Liabilities	1,862,139	2,367,534
Minority Interests	7,895	38,201

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 and 0
issued and outstanding at December 31, 2008 and 2007, respectively	5	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 100,624,350 and
72,689,595 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,006	727
Additional paid-in capital	964,730	340,067
Retained earnings (deficit)	(563,201)	666,880
Accumulated other comprehensive loss, net of tax	(22,720)	(12,683)
Total Stockholders' Equity	379,820	994,991
Total Liabilities and Stockholders' Equity	$2,249,854	$3,400,726

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2007 and 2008	Number of Preferred Shares	Preferred Stock		Number of Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Acculuated Other Comprehensive Loss		Preferred Stock
	(Dollars in thousands, except per share amounts)

Balance, December 31, 2005	―	$	―	67,129,010	$671	$405,638	$1,332,850	$	―	$1,739,159
Net income	―		―	―	―	―	123,693		―	123,693
Accumulated other comprehensive loss,
net of tax	―		―	―	―	―	―		(5,416)	(5,416)
Comprehensive income										118,277
Stock issuances under employee plans,
including income tax benefits	―		―	592,392	6	5,594	―		―	5,600
Repurchase of and retirement of common
stock, net of expenses	―		―	(3,298,854)	(33)	(104,672)	―		―	(104,705)
Cash dividends declared ($0.16 per share)	―		―	―	―	―	(10,500)		―	(10,500)
Amortization of stock-based compensation	―		―	―	―	16,539	―		―	16,539

Balance, December 31, 2006	―		―	64,422,548	644	323,099	1,446,043		(5,416)	1,764,370
FIN 48 adoption	―		―	―	―	―	(4,112)		―	(4,112)
Net loss	―		―	―	―	―	(767,273)		―	(767,273)
Accumulated other comprehensive loss,
net of tax	―		―	―	―	―	―		(7,267)	(7,267)
Comprehensive loss										(774,540)
Stock issuances under employee plans,
including income tax benefits	―		―	533,231	5	5,373	―		―	5,378
Issuance of common stock under share
lending facility	―		―	7,839,809	79	―	―		―	79
Repurchase of and retirement of common
stock, net of expenses	―		―	(105,993)	(1)	(2,900)	―		―	(2,901)
Cash dividends declared ($0.12 per share)	―		―	―	―	―	(7,778)		―	(7,778)
Senior subordinated convertible notes
hedge payments, net of taxes	―		―	―	―	(5,655)	―		―	(5,655)
Amortization of stock-based compensation	―		―	―	―	20,150	―		―	20,150
Balance, December 31, 2007	―		―	72,689,595	727	340,067	666,880		(12,683)	994,991
Net loss	―		―	―	―	―	(1,230,081)		―	(1,230,081)
Accumulated other comprehensive loss,
net of tax	―		―	―	―	―	―		(10,037)	(10,037)
Comprehensive loss	―		―	―	―	―	―			(1,240,118)
Issuance of Preferred Stock, net of
issuance costs	450,829		5	―	―	410,844	―		―	410,849
Issuance of Warrant, net of issuance costs	―		―	―	―	131,759	―		―	131,759
Issuance of common shares in connection
with rights offering, net of issuance costs	―		―	27,187,137	272	78,160	―		―	78,432
Stock issuances under employee plans,
including income tax benefits	―		―	963,149	9	(6,486)	―		―	(6,477)
Repurchase of and retirement of common
stock, net of expenses	―		―	(215,531)	(2)	(724)	―		―	(726)
Amortization of stock-based compensation	―		―	―	―	11,110	―		―	11,110
Balance, December 31, 2008	450,829		$5	100,624,350	$1,006	$964,730	$(563,201)		$(22,720)	$379,820
The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(1,227,795)	$(695,183)	$146,093
Income (loss) from discontinued operations, net of income taxes	(2,286)	(52,540)	(22,400)
Loss from disposal of discontinued operations, net of income taxes	―	(19,550)	―
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from unconsolidated joint ventures	150,875	198,674	1,880
Cash distributions of income from unconsolidated joint ventures	1,975	16,717	75,422
Depreciation and amortization	6,634	8,396	7,745
Loss on disposal of property and equipment	2,792	1,439	―
(Gain) loss on early extinguishment of debt	8,019	(2,765)	―
Amortization of stock-based compensation	11,110	20,150	16,539
Excess tax benefits from share-based payment arrangements	―	(1,498)	(2,697)
Deferred income taxes	(343,754)	(135,741)	(126,587)
Deferred tax asset valuation allowance	473,627	180,480	―
Inventory impairment charges and write-offs of deposits and capitalized
preacquisition costs	968,743	815,145	308,472
Goodwill impairment charges	35,522	65,754	19,560
Changes in cash and equivalents due to:
Trade and other receivables	6,408	45,083	(2,739)
Mortgage loans held for sale	91,380	99,618	(125,123)
Inventories - owned	31,033	399,325	(610,944)
Inventories - not owned	1,049	10,449	89,929
Other assets	146,729	(245,723)	189
Accounts payable	(57,949)	(13,105)	(5,638)
Accrued liabilities	(40,961)	(39,567)	(60,281)
Net cash provided by (used in) operating activities	263,151	655,558	(290,580)

Cash Flows From Investing Activities:
Proceeds from disposition of discontinued operations	―	40,850	―
Investments in unconsolidated homebuilding joint ventures	(113,493)	(329,258)	(225,832)
Distributions from unconsolidated homebuilding joint ventures	104,164	115,412	111,041
Other investing activities	(2,250)	(24,819)	(18,737)
Net cash provided by (used in) investing activities	(11,579)	(197,815)	(133,528)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(42,500)	(199,500)	106,400
Principal payments on trust deed and other notes payable	(20,318)	(8,512)	(46,837)
Redemption of senior notes payable	(167,375)	(46,235)	―
Net proceeds from the issuance of senior subordinated convertible notes	―	97,000	―
Proceeds from the issuance of senior notes payable	―	―	350,000
Purchase of senior subordinated convertible note hedge	―	(9,120)	―
Net proceeds from (payments on) mortgage credit facilities	(100,517)	(86,735)	127,481
Excess tax benefits from share-based payment arrangements	―	1,555	2,805
Dividends paid	―	(7,778)	(10,500)
Repurchases of common stock	(726)	(2,901)	(104,705)
Net proceeds from the issuance of preferred stock and the issuance of warrant	404,233	―	―
Net proceeds from the issuance of common stock	78,432	79	―
Proceeds from the exercise of stock options	―	3,862	2,944
Net cash provided (used in) by financing activities	151,229	(258,285)	427,588

Net increase (decrease) in cash and equivalents	402,801	199,458	3,480
Cash and equivalents at beginning of year	231,561	32,103	28,623
Cash and equivalents at end of year	$634,362	$231,561	$32,103

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

Our percentage of home deliveries by state (including deliveries by unconsolidated joint ventures) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
State	2008	2007	2006
California	38%	33%	27%
Florida	18	16	25
Arizona	11	13	13
Texas	13	12	11
Carolinas	11	12	10
Colorado	5	5	4
Nevada	1	1	―
Discontinued operations	3	8	10
Total	100%	100%	100%

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

c. Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) established standards for the manner in which public enterprises report information about operating segments.  In accordance with SFAS 131, we have determined that each of our homebuilding operating divisions and our financial services operations (consisting of our mortgage financing and title operations) are our operating segments.  Corporate is a non-operating segment.  In accordance with the aggregation criteria defined in SFAS 131, we have grouped our homebuilding operations into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida, the Carolinas and Illinois.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, our homebuilding operating divisions also share all other relevant aggregation characteristics prescribed in SFAS 131, such as similar product types, production processes and methods of distribution.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

d. Business Combinations

Acquisitions of businesses were accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed was recorded as goodwill. Our reported income from an acquired company includes the operations of the acquired company from the effective date of acquisition.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  Adoption is prospective, and early adoption is not permitted.  SFAS 141R is effective for us for any business combinations entered into subsequent to January 1, 2009.

e. Variable Interest Entities

We account for variable interest entities under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack the direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as described in FIN 46R.

f. Limited Partnerships and Limited Liability Companies

We account for limited partnerships and limited liability companies under Emerging Issues Task Force (“EITF”) No. 04-5, “Determining whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46R and provides a framework for addressing when a general partner in a limited partnership, or a managing member in the case of a limited liability company, controls the entity. Under EITF 04-5, we may be required to consolidate certain investments in which we hold a general partner or managing member interest. As of December 31, 2008 and 2007, we did not have any joint ventures consolidated in our balance sheets as a result of EITF 04-5.

g. Revenue Recognition

In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer, collection of the purchase price is reasonably assured and we have no other continuing involvement. In instances where the homebuyer’s financing is originated by our mortgage banking subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such home sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed and the contractual terms of the applicable early payment default provisions have lapsed. Total profits that were deferred on such home sales for the years ended December 31, 2008, 2007 and 2006 were approximately $3.6 million, $18.8 million and $20.4 million, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For home sales financed under Federal Housing Administration-insured and Veterans Administration-guaranteed loans, we evaluate the initial investment in accordance with EITF No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds,” and for all other home purchase financing in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing Under FASB Statement No. 66.”

For the years ended December 31, 2006 and 2007 and for the ten months ended October 31, 2008, we recognized loan origination fees and expenses and gains and losses on loans when the related mortgage loans were sold. Generally our policy is to sell all mortgage loans originated. These sales generally occur within 60 days of origination. Mortgage loan interest is accrued only so long as it is deemed collectible.  Effective November 1, 2008, we implemented the requirements of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  Under SFAS 159, we recognize loan origination fees and expenses upon origination of the loans by us.  The adoption of SFAS 159 did not have a material impact on our financial condition or results of operations.

h. Cost of Sales

Homebuilding cost of sales is recognized after construction is completed, a sufficient down payment has been received, title has transferred to the homebuyer, collection of the purchase price is reasonably assured and we have no continuing involvement.  Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value. Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community. The estimation of these costs requires a substantial degree of judgment by management.

i. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience rates.  Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  During the year ended December 31, 2008, we recorded $12.1 million in reductions to our warranty accrual due to a decrease in our warranty expenditure trends.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our warranty accrual from continuing operations are detailed in the table set forth below:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Warranty accrual, beginning of the year	$30,790	$32,384	$29,386
Warranty costs accrued during the year	10,512	14,195	16,178
Warranty costs paid during the year	(9,215)	(12,427)	(15,608)
Adjustments to warranty accrual during the year	(12,089)	(3,362)	2,428
Warranty accrual, end of the year	$19,998	$30,790	$32,384

j. Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”).  SFAS 128 requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes.  Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding.  Our Series B Preferred Stock, which is convertible into common stock at the holder’s option (subject to a limitation based upon voting interest), is classified as a convertible participating security in accordance with SFAS 128 and EITF No. 03-6, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net loss allocated to our Series B Preferred shareholders is calculated based on the preferred shareholders proportionate share of weighted average common shares outstanding on an if-converted basis.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For purposes of determining diluted earnings per share, basic earnings per share is further adjusted to include the effect of the potential dilutive shares outstanding, including convertible participating securities using the if-converted method.  During the year ended December 31, 2006, stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units were included in the computation of diluted earnings per share using the treasury stock method.

k. Stock-Based Compensation

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

l. Cash and Equivalents

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2008, cash and cash equivalents included $8.5 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to one of our financial services subsidiary mortgage credit facilities ($4.2 million of homebuilding cash and $4.3 million of financial services cash).  Additionally, since we were not in compliance with the cash flow coverage ratio covenant contained in our revolving credit facility and bank term loans as of December 31, 2008, one of our unrestricted subsidiaries deposited approximately $120.8 million of cash as an interest reserve in a deposit account with our agent bank in March 2009.

m. Mortgage Loans Held for Sale

Prior to November 1, 2008, mortgage loans held for sale were reported at the lower of cost or market on an aggregate basis. For loans that were effectively hedged as fair value hedges, the loans were recorded at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”).  In connection with the adoption of SFAS 159 as discussed further in Note 2.g., mortgage loans held for sale are recorded at fair value.  We estimate the fair value of our loans held for sale based on quoted market prices for similar loans. As of December 31, 2007, loan origination fees, net of the related direct origination costs, and loan discount points were deferred as an adjustment to the carrying value of the related mortgage loans held for sale and were recognized as income upon the sale of mortgage loans, which generally occurs within 60 days of origination. In connection with the adoption of SFAS 159, loan origination and related costs are no longer deferred and are recognized upon the loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition.

n. Mortgage Loans Held for Investment

Mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity. Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan. Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.

o. Inventories

Inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of impairment charges. We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories. Field construction supervision and related direct overhead are also included in the

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capitalized cost of inventories. Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value.

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

Inventory not owned represents the fair value of land under option agreements consolidated pursuant to FIN 46R. FIN 46R requires us to consolidate the financial results of a variable interest entity (“VIE”) if the Company is the primary beneficiary of the VIE (please see Notes 2.e. and 4.b. for further discussion).

p. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”) and to investments in unconsolidated homebuilding and land development joint ventures in accordance with Statement of Financial Accounting Standards No. 58, “Capitalization of Interest Cost in Financial Statements that Include Investments Accounted for by the Equity Method (an amendment of FASB Statement No. 34)”.  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures as the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified inventory as defined in SFAS 34, we expense a portion of the interest incurred by us.  For the year ended December 31, 2008, we expensed $14.3 million of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with SFAS 34.  All interest costs incurred during the first six months of 2008 and all of 2007 and 2006 were capitalized to inventories and to investments in unconsolidated joint ventures.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense (including discontinued operations), for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007		2006
	(Dollars in thousands)

Total homebuilding interest incurred	$134,597		$137,268		$148,335
Less: Homebuilding interest capitalized to inventories owned	(110,117)		(122,974)		(137,679)
Less: Homebuilding interest capitalized to investments in unconsolidated joint ventures	(10,206)		(14,294)		(10,656)
Homebuilding interest expense	$14,274	$	―	$	―

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$80,538		$131,182		$88,933
Homebuilding interest previously capitalized to investments in unconsolidated joint
ventures, included in loss from unconsolidated joint ventures	$4,438		$8,138		$920

Homebuilding interest capitalized in ending inventories owned (1)	$166,797		$126,157		$129,734
Homebuilding interest capitalized in ending investments in unconsolidated joint ventures (1)	$5,968		$11,261		$9,736

(1)
During the years ended December 31, 2008, 2007 and 2006, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $11.1 million, $4.6 million and $0, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

q. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

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

We review inventory projects within our unconsolidated joint ventures for impairments consistent with our real estate inventories described in Note 2.o.  To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  In accordance with SFAS 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carry back net operating losses to tax years where we have previously paid income taxes based on applicable federal law; and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible.  The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.  Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

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

s. Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed was capitalized as goodwill in the accompanying consolidated balance sheets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill not be amortized but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. For purposes of this test, each of

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our homebuilding operating divisions has been treated as a reporting unit. As a result of the deteriorating housing market conditions in most of the markets in which we operate and due to changes in our near-term and long-term forecasts and expected returns, we recorded pretax goodwill impairment charges for the years ended December 31, 2008, 2007 and 2006 of $35.5 million, $54.3 million and $6.2 million, respectively.  These impairments related to our Florida, North Carolina, Arizona, Colorado and Northern California operations.  These charges were included in other expense in the accompanying consolidated statements of operations.  In addition, we recorded goodwill impairment charges of $11.4 million in 2007 related to our San Antonio division and $13.3 million in 2006 related to our Tucson and San Antonio divisions, both of which were included in loss from discontinued operations.  After recording these charges, we do not have any goodwill remaining as of December 31, 2008.

 t. Insurance and Litigation Accruals

Insurance and litigation accruals are established for estimated future claims costs. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Estimation of these accruals includes consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.

u. Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with SFAS 133.  SFAS 133 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value.  Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedge accounting treatment.

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

In May 2006, we entered into interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates.  The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets.  To the extent the swaps are deemed effective and qualify for hedge accounting treatment, the related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss.  During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded approximately $225,000 and $1.7 million of expense related to the Term Loan B during the years ended December 31, 2008 and 2007, respectively, to other income (expense).  During 2008, we repaid $42.5 million of our Term Loan A which resulted in the related interest rate swap being ineffective, and as a result, we recorded $3.6 million of expense related to the Term Loan A during the year ended December 31, 2008, which had previously been included in other comprehensive income or loss.  On September 8, 2008, we reduced $35 million and $25 million notional amounts of the Term Loan A and Term Loan B interest rate swaps for payments of approximately $2.5 million and $1.9 million, respectively.  In addition, the notional amount of the Term Loan A swap will reduce by $2.5 million per quarter in tandem with the previously scheduled amortization of the Term Loan A notes payable.  The reduction in the notional amount of our Term Loan A swap agreement resulted in re-designating the original cash flow hedge and, accordingly, prospective gains or losses are recorded, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss.  In December 2008, we incurred debt for acquired, constructed or improved assets (“ACI Debt”) as defined under our Term Loan A agreement which requires us to increase the quarterly amortization payment from $2.5 million per quarter to $5 million per quarter.  As a result of this accelerated debt amortization schedule, the Term Loan A Swap is no longer deemed effective as of December 31, 2008.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value of the swaps at December 31, 2008 and December 31, 2007 represented liabilities of $38.0 million and $21.8 million, respectively, which were included in accrued liabilities in the accompanying consolidated financial statements.  For the years ended December 31, 2008 and 2007, we recorded after-tax other comprehensive losses of $10.0 million and $7.3 million, respectively, related to the swap agreements.

v. Accounting for Guarantees

We account for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to FIN 45 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2008, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (please see Note 15 for further discussion).

w. Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which includes amendments to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS 159 permits entities to measure financial instruments and certain related items at their fair value at specified election dates.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We elected to implement SFAS 159 for mortgage loans held for sale as of November 1, 2008, and the impact of adoption did not have a material impact on our financial condition or results of operations.

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

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  This FSP will require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  Early adoption is not permitted and retroactive application is required for all periods presented.  FSP 14-1 is effective for our fiscal year beginning January 1, 2009.  Upon adoption on January 1, 2009, approximately $25 million of our Senior Subordinated Convertible Notes due in 2012 will be reclassified to stockholders’ equity leaving a balance of $53.0 million remaining classified as indebtedness, and the remaining principal amount of the notes will be accreted to its redemption value, approximately $78.5 million, through interest expense over the remaining term of these notes.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share.  FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application.  We currently are evaluating the impact of adopting FSP-EITF 03-6-1 on our earnings per share.

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

3. Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida, the Carolinas and Illinois.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Homebuilding revenues:
California	$796,737	$1,484,047	$1,931,164
Southwest (1)	416,749	793,455	853,653
Southeast	322,130	611,331	955,653
Total homebuilding revenues	$1,535,616	$2,888,833	$3,740,470

Homebuilding pretax income (loss):
California	$(722,096)	$(524,856)	$45,914
Southwest (1)	(256,162)	(165,685)	41,195
Southeast	(221,872)	(150,808)	130,267
Corporate	(34,176)	(5,130)	3,436
Total homebuilding pretax income (loss)	$(1,234,306)	$(846,479)	$220,812

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(96,005)	$(150,057)	$(4,712)
Southwest (1)	(46,116)	(35,271)	310
Southeast	(9,608)	(4,697)	532
Total homebuilding income (loss) from unconsolidated joint ventures	$(151,729)	$(190,025)	$(3,870)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Homebuilding pretax income (loss) includes the following pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Year Ended December 31, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$14,950	$5,463	$5,236	$25,649
Inventory impairments	578,057	192,929	172,108	943,094
Joint venture impairments	95,192	45,818	8,255	149,265
Goodwill impairments	2,691	8,667	24,164	35,522
Total impairments and write-offs	$690,890	$252,877	$209,763	$1,153,530

	Year Ended December 31, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$8,674	$6,919	$6,946	$22,539
Inventory impairments	406,318	168,491	130,611	705,420
Joint venture impairments	162,998	35,665	3,646	202,309
Goodwill impairments	―	―	54,324	54,324
Total impairments and write-offs	$577,990	$211,075	$195,527	$984,592

	Year Ended December 31, 2006
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$41,564	$2,994	$6,992	$51,550
Inventory impairments	179,945	41,359	13,318	234,622
Joint venture impairments	42,521	―	―	42,521
Goodwill impairments	―	3,120	3,123	6,243
Total impairments and write-offs	$264,030	$47,473	$23,433	$334,936

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Homebuilding assets:
California	$809,078	$1,375,363
Southwest (1)	298,470	622,584
Southeast	275,369	543,910
Corporate	777,256	648,569
Total homebuilding assets	$2,160,173	$3,190,426

Homebuilding investments in unconsolidated joint ventures:
California	$39,879	$220,608
Southwest (1)	10,073	69,462
Southeast	516	3,897
Total homebuilding investments in unconsolidated joint ventures	$50,468	$293,967

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	December 31, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Land and land under development	$356,118	$135,360	$136,305	$627,783
Homes completed and under construction	309,962	96,482	93,990	500,434
Model homes	79,220	23,811	28,639	131,670
Total inventories owned	$745,300	$255,653	$258,934	$1,259,887

	December 31, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Land and land under development	$581,101	$293,130	$288,420	$1,162,651
Homes completed and under construction	402,446	170,563	138,839	711,848
Model homes	118,020	33,897	32,819	184,736
Total inventories owned	$1,101,567	$497,590	$460,078	$2,059,235

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

In accordance with SFAS 144, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the years ended 2008, 2007 and 2006, were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range, with a small portion of projects in the low to mid 30% range.  The following table summarizes inventory impairments recorded during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$827,611	$414,244	$188,602
Land held for sale or sold	115,483	291,176	46,020
Total inventory impairments	$943,094	$705,420	$234,622

Remaining carrying value of inventory impaired at year end	$847,655	$736,663	$687,492
Number of projects impaired during the year	184	132	59
Total number of projects included in inventories-owned and reviewed for impairment during the year (1)	326	390	416

(1)
Represents the peak number of real estate projects that we had outstanding during each respective year.  The number of projects outstanding at the end of each year is less than the number of projects listed herein.

The inventory impairments related to land under development and homes completed and under construction were included in cost of home sales and the impairments related to land held for sale or sold were included in cost of land sales in the accompanying consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment).  The impairment charges recorded during the periods noted above resulted from lower home prices, which were driven by increased incentives, discounts and price reductions to address weaker demand and homebuyer confidence, resulting from decreased affordability, more limited availability of mortgage credit, and an increased number of communities and completed and existing homes available for sale in the marketplace.  These factors have created a much more competitive market for new homes, which has continued to put downward pressure on home prices.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2008	2007
	(Dollars in thousands)

Land purchase and lot option deposits	$9,910	$28,542
Variable interest entities, net of deposits	7,903	49,640
Other lot option contracts, net of deposits	24,929	31,575
Total inventories not owned	$42,742	$109,757

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

At December 31, 2008 and 2007, we consolidated 2 and 7 VIEs, respectively, as a result of our options to purchase land or lots from the selling entities.  We made cash deposits or issued letters of credit to these VIEs totaling approximately $1.5 million and $8.1 million as of December 31, 2008 and 2007, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above.  Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option.  We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R.  As a result, included in our consolidated balance sheets at December 31, 2008 and 2007 were inventories not owned related to these VIEs of approximately $8.9 million and $56.8 million (which includes $1.0 million and $7.1 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $0 and $11.4 million, and minority interests of approximately $7.9 million and $38.2 million, respectively.  These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

Other lot option contracts represent specific performance obligations to purchase lots that we have with various land sellers.  In certain instances, the land option contract contains a binding obligation requiring us to complete the lot purchases.  In other instances, the land option contract does not obligate us to complete the lot purchases but, due to the magnitude of our capitalized preacquisition costs, development and construction expenditures, we are considered economically compelled to complete the lot purchases.

5. Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	December 31,
	2008	2007
	(Dollars in thousands)

Income tax receivables	$115,650	$240,719
Deferred compensation assets	―	17,693
Property and equipment, net	8,939	15,379
Deferred debt issuance costs	12,175	16,149
Prepaid insurance	4,575	5,390
Other assets	4,228	4,805
Total homebuilding other assets	$145,567	$300,135

In February 2009, we received approximately $114.5 million in cash related to the receipt of our 2008 federal income tax refund.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

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

	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash	$48,566	$60,771
Inventories	843,419	1,640,601
Other assets	4,874	30,507
Total assets	$896,859	$1,731,879

Liabilities and Equity:
Accounts payable and accrued liabilities	$102,218	$176,634
Construction loans and trust deed notes payable	421,848	770,969
Equity	372,793	784,276
Total liabilities and equity	$896,859	$1,731,879

Our share of equity in the unconsolidated joint ventures included in the table above was approximately $106.9 million and $269.5 million at December 31, 2008 and 2007, respectively.  Our net investment in these joint ventures totaled approximately $50.5 million and $294.0 million, respectively, as of December 31, 2008 and 2007.  These investment amounts included approximately $6.0 million and $11.3 million, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2008 and 2007.  In some cases our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of differences between asset impairments recorded against our joint venture investments and impairments recorded by the applicable joint venture.

	Year December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues	$153,664	$412,630	$397,597
Cost of sales and expenses	(293,205)	(630,169)	(341,952)
Net income (loss)	$(139,541)	$(217,539)	$55,645

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Loss from unconsolidated joint ventures as presented in the accompanying consolidated statements of operations reflects our proportionate share of the loss of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  Our ownership interests in the joint ventures vary but are generally less than or equal to 50%.  The following table summarizes joint venture inventory impairments from continuing operations recorded during the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$64,379	$103,518
Land development joint ventures	84,886	98,791
Total joint venture impairments	$149,265	$202,309

Number of projects impaired during the year	20	30
Total number of projects included in unconsolidated joint
ventures and reviewed for impairment during the year (1)	39	74

(1)
Represents the peak number of real estate projects that we had outstanding during each respective year.  The number of projects outstanding at the end of each year is less than the number of projects listed herein.  In addition, certain unconsolidated joint ventures have multiple real estate projects.

These charges were included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects.   During the years ended December 31, 2008, 2007 and 2006, we recognized management fees of approximately $564,000, $5.7 million and $10.5 million, respectively.  Management fees were recorded as a reduction of our general and administrative and construction overhead costs.  As of December 31, 2008 and 2007, we had approximately $283,000 and $754,000, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying consolidated balance sheets.

During the year ended December 31, 2008, we purchased and unwound four Southern California joint ventures, accelerated the takedown of substantially all of the lots from two Southern California joint ventures, one Northern California joint venture and one Arizona joint venture and exited two other Northern California joint ventures.  In connection with these transactions, we made payments totaling approximately $174.4 million, assumed $115.3 million of joint venture indebtedness and accelerated the purchase or assumed approximately 3,100 lots.

7. Revolving Credit Facility and Other Indebtedness

a. Revolving Credit Facility and Term Loans

On June 27, 2008, we amended our revolving credit facility, our Term Loan A and our Term Loan B (collectively, the “Credit Facilities”) to, among other things, (i) reduce the total commitment under the revolving credit facility from $500 million to $395 million, (ii) pay down the unsecured borrowings under the revolver from $90 million to $55 million and the unsecured Term Loan A balance from $100 million to $65 million, (iii) reduce the letter of credit sublimit under the revolver from $450 million to $100 million, (iv) agree to make quarterly principal amortization payments under the Term Loan A and the revolver, of $2.5 million each (subject to an increase to $5.0 million upon any future entry by the Company or its subsidiaries into certain types of credit facilities), and (v) agree to secure future revolver borrowings and letters of credit (other than certain existing borrowings and letters of credit) with certain specified types of collateral (including model homes and other real property assets to be determined) based on specified loan-to-value ratios.  In addition, the commitment under the revolving credit facility will be reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter.  As of December 31, 2008, we had approximately $57.5 million and $225.0 million outstanding on our Term Loan A and Term Loan B, respectively, and $47.5 million in unsecured borrowings outstanding and $37.8 million in letters of credit outstanding (of which $33.6 million is unsecured) under our revolving credit facility which had a current commitment amount of $390.9 million.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The new collateral pool provision limits the amount of borrowing available under our revolving credit facility.  As of December 31, 2008, we had approximately $178.5 million of revolver borrowing capacity available based on collateral available as security for future revolver borrowings and letters of credit.

Prior to amending the Credit Facilities, we were not in compliance with our consolidated tangible net worth and leverage covenants contained in such facilities and were operating under a waiver extended by our bank group.  In connection with the amendments to the Credit Facilities, the financial covenants contained in such facilities were modified to eliminate covenants relating to consolidated tangible net worth, leverage, unsold land and minimum interest coverage.  The borrowing base covenant and limitations on joint venture investments were also eliminated. The amended Credit Facilities contain a new liquidity covenant requiring us to maintain either a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred or a minimum cash interest reserve equal to our last four fiscal quarter’s actual interest incurred.  As of December 31, 2008, the amended Credit Facilities prohibited, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of debt and the incurrence of debt.  On February 13, 2009, we amended our Credit Facilities to enable us to voluntarily repurchase debt, provided that certain conditions are met (please refer to the discussion of the February 13, 2009 amendment below).  The limitation on incurring new debt contains a number of exceptions including the ability to borrow up to $270 million or $500 million of ACI Debt, dependent on whether we have fully secured the revolving credit facility and Term Loan A borrowings, non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after the maturity dates of the revolving credit facility and Term Loan A. As of December 31, 2008, we had approximately $63.6 million of ACI Debt outstanding, which represented the remaining joint venture debt assumed by us in connection with two joint venture unwinds that occurred during the 2008 fourth quarter.  The financial covenants, including elimination of the borrowing base, and certain other provisions of our $225 million Term Loan B were automatically amended to match those of the revolver and Term Loan A as of the effective time of the amendments of the Credit Facilities.  Also, in connection with the amendments to the Credit Facilities, certain waivers previously granted under the facilities were permanently extended.

As of December 31, 2008 we did not meet the minimum cash flow coverage ratio, and as a result, we were required to establish a minimum interest reserve.  In March 2009, one of our unrestricted subsidiaries deposited approximately $120.8 million of cash in a deposit account with our agent bank for this purpose.

    On February 13, 2009, we amended our Credit Facilities to enable us to voluntarily repurchase our 5 1/8% Senior Notes due 2009 (the “2009 Notes”), 6½% Senior Notes due 2010 (the “2010 Notes”) and 6 7/8% Senior Notes due 2011 (the “2011 Notes”) so long as (i) we have made prepayments and a corresponding reduction of the revolving commitments under our revolving credit facility of at least $14.6 million prior to such repurchase, (ii) have made prepayments under our Term Loan A of at least $10.4 million prior to such repurchase, (iii) within one business day after any such repurchase of the 2009 Notes, we make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 125% of the discount to par paid in the repurchase of such 2009 Notes, (iv) within one business day after any such repurchase of the 2010 Notes, we make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 50% of the amount of such repurchase and (v) within one business day after any such repurchase of the 2011 Notes, we make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 100% of the amount of such repurchase.  The prepayments required under clauses (iii), (iv) and (v) above shall be allocated approximately 58.5% to the revolving credit facility and 41.5% to the Term Loan A.  The $25.0 million of prepayments required under clauses (i) and (ii) above, as well as other proportional prepayments of the revolving credit facility (accompanied by a corresponding reduction of the revolving commitments) and the Term Loan A made after the effective date of this amendment shall be credited towards any prepayments required under clauses (iii), (iv) and (v) above.  In February 2009 we made prepayments of $25.0 million required under clauses (i) and (ii) above.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

b. Trust Deed and Other Notes Payable

From time to time, we use purchase money mortgage financing to finance land acquisitions.  We also use community development district (“CDD”), community facilities district or other similar assessment district bond financings from time to time to finance land development and infrastructure costs.  Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds.   At December 31, 2008, we had approximately $111.2 million outstanding in trust deed and other notes payable, including $98.3 million in secured debt that was assumed in connection with unwinding three joint ventures during 2008 and $3.5 million related to CDD bonds.

c. Borrowings and Maturities

The following summarizes the borrowings outstanding under our revolving credit facility, bank term loans, and trust deed and other notes payable (excluding indebtedness included in liabilities from inventories not owned) during the three years ended December 31:

	2008	2007	2006
	(Dollars in thousands)
Maximum month end borrowings outstanding during the year	$ 495,013	$ 857,147	$ 1,017,238
Average outstanding balance during the year	$ 437,338	$ 688,878	$ 817,034
Weighted average interest rate for the year	6.7%	6.6%	6.4%
Weighted average interest rate on borrowings outstanding at year end	7.0%	6.7%	6.9%

 Maturities of the revolving credit facility, bank term loans, trust deed and other notes payable, and senior and senior subordinated notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2009	$170,529
2010	228,170
2011	290,065
2012	148,709
2013	349,451
Thereafter	325,000
$1,511,924

8. Senior Notes Payable

Senior notes payable consist of the following:

	December 31,
	2008		2007
	(Dollars in thousands)
6½% Senior Notes due 2008	$	―	$126,000
5 1/8% Senior Notes due 2009		124,550	150,000
6½% Senior Notes due 2010		173,000	175,000
6 7/8% Senior Notes due 2011		175,000	175,000
7¾% Senior Notes due 2013, net		124,451	124,344
6¼% Senior Notes due 2014		150,000	150,000
7% Senior Notes due 2015		175,000	175,000
Term Loan A		57,500	100,000
Term Loan B		225,000	225,000
		$1,204,501	$1,400,344

    In March 2003, we issued $125 million of 7¾% Senior Notes due March 15, 2013. These notes were issued at a discount to yield approximately 7.88% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. Interest on these notes is payable on March 15 and September 15

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of each year until maturity. The notes are redeemable at our option, in whole or in part, commencing March 15, 2008 at 103.875% of par, with the call price reducing ratably to par on March 15, 2011. Prior to March 15, 2008, the notes were redeemable pursuant to a “make whole” formula.

In May 2003, we issued $175 million of 6 7/8% Senior Notes due May 15, 2011. Interest on these notes is due and payable on May 15 and November 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

In September 2003, we issued $150 million of 6½% Senior Notes due October 1, 2008. These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. During the years ended December 31, 2008 and 2007, we repurchased and simultaneously retired approximately $22.5 million and $24.0 million, respectively, of our 6½% Senior Notes due 2008 through open market purchases.  In connection with the early retirement of these notes, during 2008 and 2007 we recognized a $1.1 million and $2.8 million gain, respectively, from the early extinguishment of debt as the notes were purchased at a discount to their par value.  The remaining balance of $103.5 million was repaid in full on October 1, 2008.

In March 2004, we issued $150 million of 5 1/8% Senior Notes due April 1, 2009 and $150 million of 6¼% Senior Notes due April 1, 2014. These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

In August 2005, we issued $175 million of 6½% Senior Notes due August 15, 2010 and $175 million of 7% Senior Notes due August 15, 2015. These notes were issued at par with interest due and payable on February 15 and August 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

On June 27, 2008, MatlinPatterson exchanged $128.5 million of senior and senior subordinated notes (consisting of $25.5 million of 5 1/8% Senior Notes due 2009, $2.0 million of 6½% Senior Notes due 2010, $21.6 million of 6% Senior Subordinated Convertible Notes due 2012 and $79.5 million of 9¼% Senior Subordinated Notes due 2012) for a warrant to purchase 272,670 shares of Series B Preferred Stock at a common stock equivalent exercise price of $4.10 per share. In connection with this exchange, we recognized a loss of $9.1 million during 2008 related to the extinguishment of the debt, which was included in other income (expense) in the accompanying consolidated statements of operations. Please see Note 12.b. for further discussion of the warrant.

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness, including borrowings under our revolving credit facility and Term Loan A and B. These senior notes described above and our 9¼% Senior Subordinated Notes further described in Note 9, contain covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets.  Under the limitation on restricted payments, we are also prohibited from making restricted payments, which include investments in and advances to our joint ventures and other unrestricted subsidiaries, if we do not satisfy either the leverage condition or interest coverage condition.  Our ability to make restricted payments is also subject to a basket limitation.  When we were in compliance with the limitation on restricted payments, we directly made restricted payments to our joint ventures and other restricted subsidiaries.  Since September 30, 2008, we have made restricted payments (including investments in joint ventures) from funds held in our unrestricted subsidiaries which are not subject to this prohibition.  As of December 31, 2008, we had approximately $513.2 million of liquidity in our unrestricted subsidiaries available to fund joint venture capital requirements and other restricted payment needs.  In March 2009, approximately $120.8 million of these funds were deposited as an interest reserve in a deposit account with our agent bank in order to comply with our revolving credit facility cash flow coverage covenant.

The vast majority of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”), other than our financial services subsidiary, title services subsidiary and certain other subsidiaries, guaranteed our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Senior Subordinated Notes Payable

Senior subordinated notes payable consisted of the following at:

	December 31,
	2008	2007
	(Dollars in thousands)
6 % Convertible Senior Subordinated Notes due 2012	$78,450	$100,000
9¼% Senior Subordinated Notes due 2012, net	70,259	149,350
	$148,709	$249,350

On April 15, 2002, we issued $150 million of 9¼% Senior Subordinated Notes that mature on April 15, 2012. These notes were issued at a discount to yield approximately 9.38% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets and are unsecured obligations that are junior to our senior indebtedness. Interest on these notes is payable on April 15 and October 15 of each year until maturity. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales.  On May 22, 2008, we obtained the written consent of a majority of the holders of our 9¼% Senior Subordinated Notes due 2012 to modify certain provisions of the indenture governing our 9¼% Senior Subordinated Notes to be consistent with the analogous, less restrictive provisions applicable to the Company’s 7¾% Senior Notes due 2013. Among other things, the definitions of consolidated tangible net worth and restricted investment, as well as the limitation on restricted payments, were amended.

On September 28, 2007, we issued $100 million of 6% senior subordinated convertible notes (the “Convertible Notes”) due on October 1, 2012.  In connection with this offering we also entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Convertible Notes to our common stock.  Net proceeds from the offering were approximately $97.0 million after deducting underwriting fees, $9.1 million of which was used to fund the hedging transaction and the remainder of which was used to repay a portion of indebtedness outstanding under our revolving credit facility.  In connection with our rights offering discussed further in Note 12.c., the conversion rate applicable to our Convertible Notes due 2012 was adjusted to 119.5312 shares of our common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of $8.37).  The conversion rate prior to such adjustment was 114.2857 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $8.75 per share).  The new conversion rate is subject to further adjustments as provided in the indenture governing the Convertible Notes.

To facilitate transactions by which investors in the Convertible Notes may hedge their investments in such Convertible Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Convertible Notes offering, under which we agreed to loan to the share borrower up to 7,839,809 shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Convertible Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances.  As of December 31, 2008, 7,839,809 of these shares were outstanding under the share lending facility.

10. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net income (loss)	$(1,230,081)	$(767,273)	$123,693
Unrealized loss on interest rate swaps, net of related income tax effects	(10,037)	(7,267)	(5,416)
Comprehensive income (loss)	$(1,240,118)	$(774,540)	$118,277

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Earnings (Loss) Per Share

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share.  For the years ended December 31, 2008 and 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.  For the year ended December 31, 2006, diluted earnings per share includes the effect of the potential shares outstanding, including dilutive stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units using the treasury stock method. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.

	Year Ended December 31,
	2008			2007			2006
							Net Income
	Net Loss	Shares	EPS	Net Loss	Shares	EPS	(Loss)	Shares	EPS
	(Dollars in thousands, except per share amounts)

Basic earnings (loss) per share from continuing operations	$(740,875)	81,439,248	$(9.10)	$(695,183)	72,157,394	$(9.63)	$146,093	72,644,368	$2.01
Effect of dilutive securities:
Stock options	―	―		―	―		―	1,393,275
Nonvested performance share awards	―	―		―	―		―	59,399
Nonvested restricted stock	―	―		―	―		―	9,640
Deferred stock units	―	―		―	―		―	106,503
Loss allocated to preferred shareholders	(486,920)	53,523,829		―	―		―	―
Diluted earnings (loss) per share from continuing operations	$(1,227,795)	134,963,077	$(9.10)	$(695,183)	72,157,394	$(9.63)	$146,093	74,213,185	$1.97

Basic earnings (loss) per share from discontinued operstions	$(1,379)	81,439,248	$(0.01)	$(72,090)	72,157,394	$(1.00)	$(22,400)	72,644,368	$(0.31)
Effect of dilutive securities:
Stock options	―	―		―	―		―	1,393,275
Nonvested performance share awards	―	―		―	―		―	59,399
Nonvested restricted stock	―	―		―	―		―	9,640
Deferred stock units	―	―		―	―		―	106,503
Loss allocated to preferred shareholders	(907)	53,523,829		―	―		―	―
Diluted loss per share from discontinued operations	$(2,286)	134,963,077	$(0.01)	$(72,090)	72,157,394	$(1.00)	$(22,400)	74,213,185	$(0.30)

Basic earnings (loss) per share	$(742,254)	81,439,248	$(9.11)	$(767,273)	72,157,394	$(10.63)	$123,693	72,644,368	$1.70

Diluted earnings (loss) per share	$(1,230,081)	134,963,077	$(9.11)	$(767,273)	72,157,394	$(10.63)	$123,693	74,213,185	$1.67

 On September 3, 2008, we completed our Rights Offering for which each holder of our common stock as of the record date was issued a transferable right to purchase up to such holder’s pro rata share of 50 million shares of our common stock at a per share price of $3.05.  Record date stockholders received one right for every share of common stock on the record date.  Each right entitled the holder to purchase 0.68523554 of a share of common stock.  The market price of our common stock was $4.08 per share on July 23, 2008, which was the last day that our common stock and the rights traded together.  Since the $3.05 per share subscription price of common stock issued under the rights offering was lower than the $4.08 per share market price on July 23, 2008, the rights offering contained a bonus element as defined under SFAS 128.  As a result, we retroactively increased the weighted average common shares outstanding used to compute basic earnings (loss) per share by an adjustment factor of approximately 1.1144 for all periods prior to the rights issue.  Please see Note 12.c. for further discussion of the Rights Offering.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Stockholders’ Equity

On May 26, 2008, we entered into an Investment Agreement (the “Investment Agreement”) with MP CA Homes LLC (“MatlinPatterson”), an affiliate of MatlinPatterson Global Advisers LLC, whereby MatlinPatterson committed to, among other things, invest in the aggregate over $530 million in our equity.  We consummated the following transactions pursuant to the Investment Agreement:

a.	Series B Preferred Stock

On June 27, 2008, we issued 381,250 shares of a new series of senior convertible preferred stock (“Senior Preferred Stock”) to MatlinPatterson for $381.3 million in cash.  Upon obtaining stockholder approval on August 18, 2008, the shares of Senior Preferred Stock automatically converted into shares of Series B junior participating convertible preferred stock (the “Series B Preferred Stock”), which are initially convertible into 125 million shares of our common stock.  The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.   As of December 31, 2008, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 60% (or 70%, assuming MatlinPatterson had exercised the Warrant for cash on such date) of the total number of shares of our common stock outstanding on an as-converted basis.

b.	Warrant

On June 27, 2008, MatlinPatterson exchanged $128.5 million of our senior and senior subordinated notes for a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which became exercisable for Series B Preferred Stock following the receipt of stockholder approval on August 18, 2008. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock.  The Warrant issued in connection with the Investment Agreement contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for twenty out of thirty consecutive trading days: $7.50, $9.00, and $10.50, respectively.  We established the fair value of the Warrant using a Monte Carlo simulation resulting in an aggregate fair value of $138.7 million.

c.	Rights Offering

We commenced a rights offering (“Rights Offering”) pursuant to which each holder of our common stock as of the record date of July 28, 2008 was offered a right (“Right”) to purchase up to such holder’s pro rata share of approximately 50 million shares of our common stock at a per share price of $3.05 (equivalent to 0.68523554 shares of common stock for each Right).  The offer expired August 22, 2008 and rights to purchase approximately 27.2 million shares of common stock were exercised for a total subscription price of $82.9 million.  As contemplated by the Investment Agreement, MatlinPatterson purchased 69,579 shares of Series B Preferred Stock (equivalent to 22.8 million shares of common stock), which represented the common stock not purchased by our existing common stockholders in the Rights Offering, for a total subscription price of $69.6 million.  In addition, we received approximately $562,000 for Rights associated with borrowed shares related to our share lending facility.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Mortgage Credit Facilities

During the year ended December 31, 2008, our mortgage financing subsidiary utilized six mortgage credit facilities to fund its operations.  Two of these mortgage credit facilities matured during the year, and as of December 31, 2008, the aggregate commitment of the four remaining credit facilities was $148 million, with maturities of $8 million in January 2009, $60 million in March 2009, and $80 million in June 2009.  In January 2009, the maturity date of the $8 million mortgage credit facility was extended to April 2009.  In addition, two of the mortgage credit facilities with an aggregate borrowing capacity totaling $80 million are uncommitted (meaning that the lender has discretion to refuse to fund requests).  The various credit facilities require that Standard Pacific Mortgage maintain cash collateral accounts aggregating $4.3 million.  At December 31, 2008, we had approximately $63.7 million advanced under the four mortgage credit facilities and as of and for the year ended December 31, 2008, we were in compliance with the financial and other covenants contained in these facilities, except that we did not satisfy the profitability covenant contained in the $60 million facility for the three month period ending September 30, 2008.  On October 7, 2008, we amended the $60 million facility under which we obtained a permanent waiver for this noncompliance.

14. Disclosures about Fair Value of Financial Instruments

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

Trust Deed and Other Notes Payable—These notes are for purchase money deeds of trust on land acquired and certain other real estate inventory construction, including secured bank acquisition, development and construction loans and community development district bonds. The notes were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$626,379	$626,379	$219,141	$219,141
Financial services:
Cash and equivalents	$7,976	$7,976	$12,413	$12,413
Mortgage loans held for investment	$11,736	$11,736	$10,973	$10,973
Financial liabilities:
Homebuilding:
Revolving credit facility	$47,500	$35,625	$90,000	$75,600
Trust deed and other notes payable	$111,214	$111,214	$34,714	$34,714
Senior notes payable, net	$1,204,501	$769,298	$1,400,344	$1,015,673
Senior subordinated notes payable, net	$148,709	$68,625	$249,350	$130,624
Financial services:
Mortgage credit facilities	$63,655	$63,655	$164,172	$164,172
Off-balance sheet financial instruments:
Forward sale commitments of mortgage-backed securities	$15,000	$14,762	$81,000	$80,325
Commitments to originate mortgage loans	$12,032	$12,272	$13,863	$13,820

Effective January 1, 2008, we implemented the requirements of Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities.  In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities.  SFAS 157 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Further, SFAS 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.  SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities have been measured at fair value in accordance with SFAS 157 for the year ended December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale	$63,960	$ ―	$63,960	$ ―

Liabilities:
Interest rate swaps	$37,984	$ ―	$37,984	$ ―

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

We adopted SFAS 159, on a prospective basis for mortgage loans held for sale, effective November 1, 2008.  In accordance with the provisions of SFAS 159, mortgage loans held for sale originated on or subsequent to November 1, 2008 are measured at fair value.  The adoption of SFAS 159 for mortgage loans held for sale improves consistency of mortgage loan valuation between the date the borrower locks the interest rate on the pending loan and the date of the mortgage loan sale. Prior to the adoption of SFAS 159, mortgage loans held for sale were reported at the lower of cost or market on an aggregate basis.  For loans that were effectively hedged as fair value hedges, the loans were recorded at fair value in accordance with SFAS 133.

15. Commitments and Contingencies

a.	Land Purchase and Option Agreement

We are subject to customary obligations associated with entering into land purchase or lot option contracts for the purchase of land and improved homesites. These lot option and purchase contracts generally require a non-refundable cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2008, we had cash deposits and letters of credit outstanding of approximately $15.9 million and capitalized preacquisition and other development and construction costs of approximately $9.6 million relating to land purchase and option contracts having a total remaining purchase price of approximately $145.9 million.  Approximately $32.8 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

For the years ended December 31, 2008, 2007 and 2006, we incurred pretax charges (net of recoveries) of approximately $25.6 million, $22.5 million and $51.6 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects.  These charges were included in other income (expense) in the accompanying consolidated statements of operations.  We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan.  Typically, we share these obligations, either directly or indirectly, with our other partners.  At December 31, 2008, a total of $173.9 million in credit enhancements related to seven joint ventures had been provided with respect to our unconsolidated joint venture borrowings, of which $19.8 million were joint and several obligations of us and our partners and $154.1 million of which were our sole obligation.  Assuming we had been required to fund all of the $173.9 million in total credit enhancements at December 31, 2008, we would have been entitled to seek reimbursement from our partners, either directly pursuant to the credit enhancement documents or through the contribution provisions contained in the applicable joint venture documents, for up to approximately $76.0 million.

During the year ended December 31, 2008, we made $29.3 million of loan remargin payments related to two of our Southern California joint ventures and one Arizona joint venture.  During the year ended December 31, 2007, we made aggregate remargin payments of approximately $79.3 million related to seven of our Southern and Northern California joint ventures.  In addition, we anticipate being required to make a $5.0 million remargin payment with respect to one of our joint ventures during the first quarter of 2009, which is included in accrued liabilities in our accompanying consolidated balance sheet as of December 31, 2008.

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

Surety Indemnities.  We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures.  If a joint venture does not perform its obligations, the surety bond could be called.  If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety.  These surety indemnity arrangements are generally joint and several obligations with our joint venture partners.  At December 31, 2008, our joint ventures had approximately $19.4 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

c. Surety Bonds

We issue surety bonds to third parties in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2008, we had approximately $259.2 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) of which $89.9 million represents our estimated cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $12.0 million at December 31, 2008 and carried a weighted average interest rate of approximately 5.2%.  Interest rate risks related to these obligations are generally mitigated by Standard Pacific Mortgage preselling the loans to third party investors or through its interest rate hedging program.  As of December 31, 2008, Standard Pacific Mortgage had approximately $72.4 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities.  In addition, as of December 31, 2008, Standard Pacific Mortgage held approximately $2.4 million in closed mortgage loans held for sale and mortgage loans in process which were presold to third party investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

e. Operating Leases

We lease office facilities, model homes and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2008 are as follows:

Year Ended December 31,
(Dollars in thousands)

2009	$11,085
2010	7,747
2011	5,223
2012	3,600
2013	1,120
Thereafter	―
Subtotal	28,775
Less - Sublease income	(1,110)
Net rental obligations	$27,665

Future minimum model home rental payments included in the table above represented $1.1 million of the total future liability.  Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2008, 2007 and 2006 was approximately $11.0 million, $13.0 million and $11.4 million, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

f. Restructuring Costs

During the year ended December 31, 2008, we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  Below is a summary of restructuring charges incurred:

Year Ended
December 31, 2008
(Dollars in thousands)

Employee severance costs	$13,991
Property and equipment disposals	2,290
Lease termination and other exit costs	7,886
$24,167

Employee severance costs of $11.3 million and $2.7 million are included in selling, general and administrative expenses and cost of sales, respectively, property and equipment disposals are included in other income (expense), and lease termination and other exit costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

16. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$(128,453)	$235,631	$(160,891)
State	―	(985)	(32,185)
	(128,453)	234,646	(193,076)
Deferred:
Federal	135,248	(39,956)	102,865
State	―	(5,736)	20,171
	135,248	(45,692)	123,036
(Provision) benefit for income taxes	$6,795	$188,954	$(70,040)

(Provision) benefit for income taxes - continuing operations	$5,495	$149,003	$(82,930)
(Provision) benefit for income taxes - discontinued operations	1,300	39,951	12,890
(Provision) benefit for income taxes	$6,795	$188,954	$(70,040)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The components of our net deferred income tax asset are as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Inventory adjustments	$534,074	$253,074
Financial accruals	38,952	45,187
Net operating loss carryforwards	108,305	37,136
State income taxes	182	345
Amortization of goodwill	(22,047)	(19,516)
Interest rate swap	14,122	7,393
Other	(5,359)	856
Subtotal	668,229	324,475
Less: Valuation allowance	(654,107)	(180,480)
Deferred income taxes	$14,122	$143,995

    The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Income (loss) before taxes	$(1,236,875)	$(956,227)	$193,733
(Provision) benefit for income taxes at federal statutory rate	$432,906	$334,680	$(67,807)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	48,168	34,583	(7,932)
Section 199 tax benefit	―	―	4,910
Valuation allowance	(473,627)	(180,480)	―
Other, net	(652)	171	789
(Provision) benefit for income taxes	$6,795	$188,954	$(70,040)
Effective tax rate	0.5%	19.8%	(36.2%)
    We generated significant deferred tax assets in 2006, 2007 and 2008 largely due to inventory, joint venture and goodwill impairments incurred during those periods.  As a result of the continued downturn in the housing market and the uncertainty as to its magnitude and length and the fact that we were in a cumulative loss position as described in SFAS 109 as of December 31, 2008 and 2007, we recorded noncash valuation allowances of $473.6 million, and $180.5 million, respectively against the net deferred tax assets resulting in a total valuation allowance of $654.1 million at December 31, 2008.  To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred as a result of closing the first phase of the MatlinPatterson transaction.  Accordingly, we may be limited in the use of certain tax attributes that relate to tax periods prior to the ownership change.  These potential carryback limitations did not have an impact on our ability to carry back our 2008 net operating loss to 2006 for refund purposes, however, the Section 382 ownership change will have an impact of placing an annual limitation on our ability to carry forward certain tax attributes generated in future periods.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of the year	$5,511	$5,879
Changes based on tax positions related to the current year	―	(32)
Changes for tax position in prior years	50	332
Reductions for tax positions of prior years	(948)	(668)
Settlements	―	―
Balance, end of the year	$4,613	$5,511

As of December 31, 2008, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2004 through 2008.  There were no significant changes in the accrued liability related to uncertain tax positions during the year ended December 31, 2008, nor do we anticipate significant changes during the next 12-month period.

 17. Stock Incentive, Employee Benefit and Deferred Compensation Plans

a.	Stock Incentive Plans

The Company has share-based awards outstanding under six different plans, pursuant to which we have granted stock options, performance share awards, and restricted stock grants to key officers, employees, and directors. The exercise price of our stock options may not be less than the market value of our common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. The fair value for options is established at the date of grant using the Black-Scholes model for options that vest based on time and the Lattice model for options that vest based on market performance. Restricted stock typically vests over a one to three year period and is valued at the closing price on the date of grant.

 The following is a summary of stock option transactions relating to the six plans on a combined basis for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding, beginning of year	6,086,780	$19.63	5,006,874	$20.07	4,984,685	$17.45
Granted	12,765,000	3.16	2,437,500	18.07	567,500	37.02
Exercised	―	―	(286,764)	8.12	(425,890)	6.82
Canceled	(4,454,079)	9.79	(1,070,830)	21.23	(119,421)	38.39

Options outstanding, end of year	14,397,701	$8.07	6,086,780	$19.63	5,006,874	$20.07

Options exercisable at end of year	5,342,701	$16.50	3,268,419	$17.97	3,820,373	$14.67

Options available for future grant	14,939,387		1,702,047		3,303,896

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$ 3.10	$ 8.25	11,416,638	$ 3.53	6.27	2,361,638	$ 5.19
$ 11.00	$ 11.69	740,536	$ 11.39	3.06	740,536	$ 11.39
$ 14.82	$ 27.59	854,477	$ 22.78	4.99	854,477	$ 22.78
$ 29.84	$ 43.53	1,386,050	$ 34.63	4.18	1,386,050	$ 34.63

The fair value of each stock option granted during each of the three years ended December 31, 2008, 2007 and 2006 was estimated using the following weighted average assumptions:

	2008	2007	2006
Dividend yield	0.00%	0.29%	0.43%
Expected volatility	66.64%	43.23%	40.89%
Risk-free interest rate	3.12%	4.43%	4.51%
Expected life	4.5 years	2.6 years	1.1 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.76, $4.37 and $11.32, respectively.

 On May 14, 2008, our stockholders approved our 2008 Stock Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, as amended and approved by the stockholders on August 18, 2008, the maximum number of shares of common stock that may be issued is 21,940,000 plus awards forfeited under our prior plans.  During the year ended December 31, 2008, we granted 12,765,000 stock options, issued 221,739 shares of stock, and granted performance share awards, net of cancellations, pursuant to which 170,000 shares were issued.

We have determined that the change–in-control provisions under our stock option, performance share and restricted stock agreements were triggered by obtaining stockholder approval on August 18, 2008 to convert the outstanding Senior Preferred Stock to Series B Preferred Stock, which accelerated the vesting of all unvested stock options, performance share awards and restricted stock.  As a result, we adjusted the requisite service periods in accordance with SFAS 123R and accelerated compensation expense of approximately $4.8 million during 2008 related to stock options, performance share awards, and restricted stock grants that were outstanding as of August 18, 2008.

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Stock options	$6,454	$13,691	$7,658
Performance share awards	3,297	4,926	7,324
Restricted and unrestricted stock grants	1,359	1,533	1,557
Total	$11,110	$20,150	$16,539

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2008		2007		2006
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options	$11,169	3.5 years	$3,855	1.8 years	$8,015	2.2 years
Nonvested performance share awards	―	―	3,384	1.8 years	5,727	1.2 years
Nonvested restricted stock grants	―	―	842	0.9 years	1,589	1.7 years
Total unrecognized compensation expense	$11,169	3.5 years	$8,081	1.7 years	$15,331	1.8 years

b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Each employee may elect to make before-tax contributions up to the current tax limits. The Company matches employee contributions up to $5,000 per employee per year. The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment. Except for the deferred compensation plans described below, the Company has not maintained separate or supplemental retirement plans for executives or key employees.  Our contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were $5.3 million, $7.1 million and $8.0 million, respectively.

c.	Deferred Compensation Plan

Through October 27, 2008, the Company maintained a deferred compensation program which, until December 12, 2007, provided executives, directors, and other eligible key employees the opportunity to defer compensation which would otherwise be paid to such individuals on a current basis.  On December 12, 2007, the Company modified the program to prohibit future deferrals and to make accelerated distributions in 2008 to certain plan participants. These amendments were designed to eliminate any incentive the program may have created for employees to terminate their employment in order to receive accelerated plan distributions. Other than for directors, former employees, and certain officers who qualified for retirement under the program for whom payments were not accelerated, distributions of participant cash balances were made in January and July 2008.

On August 18, 2008, in connection with the Company’s receipt of stockholder approval to convert the Senior Preferred Stock held by MatlinPatterson to Series B Preferred Stock, a change-in-control occurred for purposes of the deferred compensation program.  In accordance with the program’s terms, the Company was obligated to distribute all remaining cash and stock held in participant accounts following the change-in-control.  Following this distribution, because there were no remaining assets in participant accounts and because future deferrals were prohibited under the program, the Compensation Committee formally terminated the program effective October 27, 2008.

As of December 31, 2007, we had $17.7 million in assets relating to the plans which was included in other assets in our consolidated balance sheets, and we had accrued $18.1 million for our obligations under the plans, which was included in accrued liabilities in our consolidated balance sheet. As of December 31, 2008, there were no assets or liabilities in our consolidated balance sheet relating to these plans.

18.  Discontinued Operations

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Home sale revenues	$25,958	$124,177	$198,651
Land sale revenues	694	57,935	―
Total revenues	26,652	182,112	198,651
Cost of home sales	(21,127)	(144,921)	(181,336)
Cost of land sales	(751)	(96,354)	(8,985)
Total cost of sales	(21,878)	(241,275)	(190,321)
Gross margin	4,774	(59,163)	8,330
Selling, general and administrative expenses	(8,180)	(25,619)	(30,169)
Income (loss) from unconsolidated joint ventures	―	(9,699)	78
Other income (expense	(180)	(17,560)	(13,529)
Pretax loss	(3,586)	(112,041)	(35,290)
Benefit for income taxes	1,300	39,951	12,890
Net loss from discontinued operations	$(2,286)	$(72,090)	$(22,400)

During the year ended December 31, 2007 and 2006 we recorded the following pretax inventory impairment charges, land deposit write-offs and goodwill impairment charges related to our discontinued operations:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Write-off of deposits and capitalized preacquisition costs	$524	$1,074
Inventory impairments	86,661	21,226
Joint venture impairments	9,524	―
Goodwill impairments	11,430	13,317
Total impairments	$108,139	$35,617

We did not record any impairments related to our discontinued operations during the year ended December 31, 2008.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations.  The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions, discontinued operations and the Company:

	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and equivalents	$7	$7
Trade and other receivables	160	1,959
Inventories	930	16,542
Other assets	120	1,219
Total Assets	$1,217	$19,727

Liabilities
Accounts payable	$320	$3,305
Accrued liabilities	1,011	1,916
Total Liabilities	$1,331	$5,221

19. Stockholder Rights Plan and Common Stock Repurchase Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a stockholder rights agreement (the “Rights Agreement”). Under the Rights Agreement, one preferred stock purchase right was granted for each

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Rights Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as described in the Rights Agreement, and upon paying the exercise price (currently $57.50), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, in such takeover situations, if we merge into another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50% discount from the then-current market value. In either situation, these rights are not exercisable by the acquiring party. Until the occurrence of certain events, the rights may be terminated at any time or redeemed by Standard Pacific’s Board of Directors including if it believes a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed or exchanged. If the rights are separated from the common shares, the rights expire ten years from the date they were separated.

On February 1, 2006, our Board of Directors authorized a $100 million stock repurchase plan (the “February 2006 Plan”), which was subsequently replaced with a new $50 million plan on July 26, 2006 (the “July 2006 Plan”). From January 1, 2008 through March 9, 2009, no shares have been repurchased under the stock repurchase plan and we have suspended further repurchases under the plan until we reach our leverage and liquidity goals and the outlook for the housing market improves.  In connection with the vesting of restricted stock grants made under our equity incentive plans, pursuant to the grant documents, we repurchased an aggregate of approximately 215,531 shares from our executive officers to fund vesting-related tax obligations totaling approximately $726,000.  We are currently prohibited by the terms of our revolving credit facility, senior term loans, and public note indentures from repurchasing capital stock for cash.

20. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2008:
Revenues	$354,484	$412,798	$402,832	$379,089	$1,549,203
Homebuilding gross margin	$(117,166)	$(75,131)	$(206,572)	$(294,525)	$(693,394)
Loss from continuing operations net of income taxes	$(215,248)	$(247,492)	$(368,755)	$(396,300)	$(1,227,795)
Loss from discontinued operations, net of income taxes	(1,191)	(745)	(69)	(281)	(2,286)
Net loss	$(216,439)	$(248,237)	$(368,824)	$(396,581)	$(1,230,081)
Basic loss per share:
Continuing operations	$(2.98)	$(3.42)	$(2.53)	$(1.65)	$(9.10)
Discontinued operations	(0.01)	(0.01)	―	―	(0.01)
Basic loss per share	$(2.99)	$(3.43)	$(2.53)	$(1.65)	$(9.11)
Diluted loss per share:
Continuing operations	$(2.98)	$(3.42)	$(2.53)	$(1.65)	$(9.10)
Discontinued operations	(0.01)	(0.01)	―	―	(0.01)
Diluted loss per share	$(2.99)	$(3.43)	$(2.53)	$(1.65)	$(9.11)

2007:
Revenues	$656,667	$665,018	$645,555	$938,270	$2,905,510
Homebuilding gross margin	$97,432	$(89,915)	$(48,520)	$(158,860)	$(199,863)
Loss from continuing operations net of income taxes	$(18,247)	$(148,813)	$(113,742)	$(414,381)	$(695,183)
Loss from discontinued operations, net of income taxes	(22,544)	(17,106)	(5,924)	(26,516)	(72,090)
Net loss	$(40,791)	$(165,919)	$(119,666)	$(440,897)	$(767,273)
Basic loss per share:
Continuing operations	$(0.26)	$(2.06)	$(1.58)	$(5.73)	$(9.63)
Discontinued operations	(0.31)	(0.24)	(0.08)	(0.37)	(1.00)
Basic loss per share	$(0.57)	$(2.30)	$(1.66)	$(6.10)	$(10.63)
Diluted loss per share:
Continuing operations	$(0.26)	$(2.06)	$(1.58)	$(5.73)	$(9.63)
Discontinued operations	(0.31)	(0.24)	(0.08)	(0.37)	(1.00)
Diluted loss per share	$(0.57)	$(2.30)	$(1.66)	$(6.10)	$(10.63)

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$132,525		$144,733		$139,877
Income taxes		$415		$14,179		$236,171

Supplemental Disclosure of Noncash Activities:
Inventory financed by trust deed and other notes payable, including joint venture purchases
and unwinds		$134,659		$21,679		$2,304
Inventory received as distributions from unconsolidated homebuilding joint ventures		$42,663		$45,711		$17,637
Senior and senior subordinated notes exchanged for the issuance of the Warrant		$128,496	$	―	$	―
Increase in investments in unconsolidated joint ventures related to accrued joint venture
loan-to-value remargin obligations		$5,000		$45,000	$	―
Deferred purchase price recorded in connection with acquisitions	$	―	$	―		$2,712
Reduction in seller trust deed note payable in connection with modification of purchase agreement		$25,807		$14,079	$	―
Underwriting discount and expenses capitalized in connection with the issuance of senior and
senior subordinated convertible notes payable	$	―		$3,000	$	―
Changes in inventories not owned		$48,384		$71,228		$274,791
Changes in liabilities from inventories not owned		$18,078		$40,142		$34,412
Changes in minority interests		$30,306		$31,086		$309,203

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$720,106	$801,443	$14,067	$	―	$1,535,616
Cost of sales	(1,011,970)	(1,157,682)	(59,358)		―	(2,229,010)
Gross margin	(291,864)	(356,239)	(45,291)		―	(693,394)
Selling, general and administrative expenses	(174,532)	(130,095)	(853)		―	(305,480)
Loss from unconsolidated joint ventures	(76,769)	(56,357)	(18,603)		―	(151,729)
Equity income (loss) of subsidiaries	(491,148)	―	―		491,148	―
Interest expense	3,144	(16,773)	(645)		―	(14,274)
Other income (expense	(31,240)	(40,751)	2,562		―	(69,429)
Homebuilding pretax income (loss)	(1,062,409)	(600,215)	(62,830)		491,148	(1,234,306)
Financial Services:
Financial services pretax income (loss)	(274)	1,088	202		―	1,016
Income (loss) from continuing operations before income taxes	(1,062,683)	(599,127)	(62,628)		491,148	(1,233,290)
(Provision) benefit for income taxes	(167,398)	167,582	5,311		―	5,495
Income (loss) from continuing operations	(1,230,081)	(431,545)	(57,317)		491,148	(1,227,795)
Loss from discontinued operations, net of income taxes	―	(2,286)	―		―	(2,286)
Net income (loss)	$(1,230,081)	$(433,831)	$(57,317)		$491,148	$(1,230,081)

	Year Ended December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,405,749	$1,435,770	$47,314	$	―	$2,888,833
Cost of sales	(1,466,838)	(1,546,028)	(75,830)		―	(3,088,696)
Gross margin	(61,089)	(110,258)	(28,516)		―	(199,863)
Selling, general and administrative expenses	(195,826)	(189,660)	(2,495)		―	(387,981)
Income (loss) from unconsolidated joint ventures	(159,610)	(29,283)	(1,132)		―	(190,025)
Equity income (loss) of subsidiaries	(384,606)	―	―		384,606	―
Other income (expense)	(9,085)	(59,525)	―		―	(68,610)
Homebuilding pretax income	(810,216)	(388,726)	(32,143)		384,606	(846,479)
Financial Services:
Revenues	―	―	16,677		―	16,677
Expenses	―	―	(16,045)		―	(16,045)
Income from unconsolidated joint ventures	―	1,050	―		―	1,050
Other income (expense)	(747)	611	747		―	611
Financial services pretax income (loss)	(747)	1,661	1,379		―	2,293
Income (loss) from continuing operations before income taxes	(810,963)	(387,065)	(30,764)		384,606	(844,186)
(Provision) benefit for income taxes	43,690	106,305	(992)		―	149,003
Income (loss) from continuing operations	(767,273)	(280,760)	(31,756)		384,606	(695,183)
Loss from discontinued operations, net of income taxes	―	(52,540)	―		―	(52,540)
Loss from disposal of discontinued operations,
net of income taxes	―	(19,550)	―		―	(19,550)
Net income (loss)	$(767,273)	$(352,850)	$(31,756)		$384,606	$(767,273)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2006
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,930,455	$1,810,015	$	―	$	―	$3,740,470
Cost of sales	(1,636,305)	(1,390,796)		―		―	(3,027,101)
Gross margin	294,150	419,219		―		―	713,369
Selling, general and administrative expenses	(214,446)	(227,514)		―		―	(441,960)
Income (loss) from unconsolidated joint ventures	(27,868)	23,998		―		―	(3,870)
Equity income (loss) of subsidiaries	123,081	―		―		(123,081)	―
Other income (expense)	(38,788)	(7,925)		(14)		―	(46,727)
Homebuilding pretax income (loss)	136,129	207,778		(14)		(123,081)	220,812
Financial Services:
Revenues	―	―		24,866		―	24,866
Expenses	―	―		(19,438)		―	(19,438)
Income from unconsolidated joint ventures	―	1,911		―		―	1,911
Other income (expense)	(1,157)	872		1,157		―	872
Financial services pretax income (loss)	(1,157)	2,783		6,585		―	8,211
Income (loss) from continuing operations before income taxes	134,972	210,561		6,571		(123,081)	229,023
(Provision) benefit for income taxes	(11,279)	(69,495)		(2,156)		―	(82,930)
Net income (loss) from continuing operations	123,693	141,066		4,415		(123,081)	146,093
Loss from discontinued operations, net of income taxes	―	(22,400)		―		―	(22,400)
Net income (loss)	$123,693	$118,666		$4,415		$(123,081)	$123,693

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$115,924	$433	$510,022	$	―	$626,379
Trade and other receivables	340,471	5,095	17,055		(341,613)	21,008
Inventories:
Owned	394,425	725,679	139,783		―	1,259,887
Not owned	5,455	37,287	―		―	42,742
Investments in unconsolidated joint ventures	24,895	19,830	5,743		―	50,468
Investments in subsidiaries	964,757	―	―		(964,757)	―
Deferred income taxes	13,975	―	―		147	14,122
Goodwill and other intangibles	―	―	―		―	―
Other assets	140,174	5,849	3		(459)	145,567
	2,000,076	794,173	672,606		(1,306,682)	2,160,173
Financial Services:
Cash and equivalents	―	―	7,976		―	7,976
Mortgage loans held for sale	―	―	63,960		―	63,960
Mortgage loans held for investment	―	―	11,736		―	11,736
Other assets	―	―	4,939		(147)	4,792
	―	―	88,611		(147)	88,464
Assets of discontinued operations	―	1,217	―		―	1,217

Total Assests	$2,000,076	$795,390	$761,217		$(1,306,829)	$2,249,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Accounts payable	$20,318	$17,556	$2,351	$	―	$40,225
Accrued liabilities	187,927	368,983	1,121		(341,613)	216,418
Liabilities from inventories not owned	1,873	23,056	―		―	24,929
Revolving credit facility	47,500	―	―		―	47,500
Trust deed and other notes payable	9,428	38,214	63,572		―	111,214
Senior notes payable	1,204,501	―	―		―	1,204,501
Senior subordinated notes payable	148,709	―	―		―	148,709
	1,620,256	447,809	67,044		(341,613)	1,793,496
Financial Services:
Accounts payable and other liabilities	―	―	4,116		(459)	3,657
Mortgage credit facilities	―	―	63,655		―	63,655
	―	―	67,771		(459)	67,312
Liabilities of discontinued operations	―	1,331	―		―	1,331

Total Liabilities	1,620,256	449,140	134,815		(342,072)	1,862,139
Minority Interests	―	7,895	―		―	7,895

Stockholders' Equity:
Total Stockholders' Equity	379,820	338,355	626,402		(964,757)	379,820
Total Liabilities and Stockholders' Equity	$2,000,076	$795,390	$761,217		$(1,306,829)	$2,249,854

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$218,129	$756	$256	$	―	$219,141
Trade and other receivables	430,716	7,164	5,835		(415,116)	28,599
Inventories:
Owned	935,401	992,526	131,308		―	2,059,235
Not owned	23,972	85,785	―		―	109,757
Investments in unconsolidated joint ventures	171,340	122,627	―		―	293,967
Investments in subsidiaries	863,383	―	―		(863,383)	―
Deferred income taxes	142,721	―	―		1,274	143,995
Goodwill and other intangibles	2,691	32,906	―		―	35,597
Other assets	292,893	8,988	13		(1,759)	300,135
	3,081,246	1,250,752	137,412		(1,278,984)	3,190,426
Financial Services:
Cash and equivalents	―	―	12,413		―	12,413
Mortgage loans held for sale	―	―	155,340		―	155,340
Mortgage loans held for investment	―	―	10,973		―	10,973
Other assets	―	―	13,121		(1,274)	11,847
	―	―	191,847		(1,274)	190,573
Assets of discontinued operations	―	19,727	―		―	19,727

Total Assets	$3,081,246	$1,270,479	$329,259		$(1,280,258)	$3,400,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Accounts payable	$60,445	$33,711	$1,034	$	―	$95,190
Accrued liabilities	242,696	451,969	964		(415,116)	280,513
Liabilities from inventories not owned	12,253	30,754	―		―	43,007
Revolving credit facility	90,000	―	―		―	90,000
Trust deed and other notes payable	29,867	4,847	―		―	34,714
Senior notes payable	1,400,344	―	―		―	1,400,344
Senior subordinated notes payable	249,350	―	―		―	249,350
	2,084,955	521,281	1,998		(415,116)	2,193,118
Financial Services:
Accounts payable and other liabilities	―	―	6,445		(1,422)	5,023
Mortgage credit facilities	―	―	164,509		(337)	164,172
	―	―	170,954		(1,759)	169,195
Liabilities of discontinued operations	―	5,221	―		―	5,221

Total Liabilities	2,084,955	526,502	172,952		(416,875)	2,367,534
Minority Interests	1,300	36,901	―		―	38,201

Stockholders' Equity:
Total Stockholders' Equity	994,991	707,076	156,307		(863,383)	994,991
Total Liabilities and Stockholders' Equity	$3,081,246	$1,270,479	$329,259		$(1,280,258)	$3,400,726

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$124,560	$(18,735)	$157,663		$(337)	$263,151

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(20,344)	(36,998)	(56,151)		―	(113,493)
Distributions from unconsolidated homebuilding joint ventures	55,804	16,659	31,701		―	104,164
Net additions to property and equipment	(1,380)	(66)	(804)		―	(2,250)
Net cash provided by (used in) investing activities	34,080	(20,405)	(25,254)		―	(11,579)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(42,500)	―	―		―	(42,500)
Principal payments on trust deed and other notes payable	(2,001)	33,367	(51,684)		―	(20,318)
Principal payments on senior notes payable	(167,375)	―	―		―	(167,375)
Net proceeds from (payments on) mortgage credit facilities	―	―	(100,854)		337	(100,517)
Repurchases of common stock	(726)	―	―		―	(726)
(Contributions to) distributions from Corporate and subsidiaries	(530,908)	5,450	525,458		―	―
Proceeds from the issuance of senior preferred stock and the issuance
of the warrant	404,233	―	―		―	404,233
Proceeds from the issuance of common stock	78,432	―	―		―	78,432
Net cash provided by (used in) financing activities	(260,845)	38,817	372,920		337	151,229

Net decrease in cash and equivalents	(102,205)	(323)	505,329		―	402,801
Cash and equivalents at beginning of year	218,129	763	12,669		―	231,561
Cash and equivalents at end of year	$115,924	$440	$517,998	$	―	$634,362

	Year Ended December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$553,950	$(17,386)	$118,657		$337	$655,558

Cash Flows From Investing Activities:
Proceeds from disposition of discontinued operations	―	40,850	―		―	40,850
Net cash paid for acquisitions	(8,369)	―	―		―	(8,369)
Investments in unconsolidated homebuilding joint ventures	(265,602)	(63,656)	―		―	(329,258)
Mortgage loans held for investment	―	―	(10,973)		―	(10,973)
Distributions from unconsolidated homebuilding joint ventures	91,890	44,330	(20,808)		―	115,412
Net additions to property and equipment	(1,425)	(1,509)	(2,543)		―	(5,477)
Net cash provided by (used in) investing actiivities	(183,506)	20,015	(34,324)		―	(197,815)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(199,500)	―	―		―	(199,500)
Principal payments on trust deed and other notes payable	(5,625)	(2,886)	―		―	(8,511)
Principal payments on senior notes payable	(46,235)	―	―		―	(46,235)
Proceeds from issuance of senior subordinated convertible notes	97,000	―	―		―	97,000
Purchase of senior subordinated convertible note hedge	(9,120)	―	―		―	(9,120)
Net proceeds from (payments on) mortgage credit facilities	―	―	(86,398)		(337)	(86,735)
Excess tax benefits from share-based payment arrangements	1,555	―	―		―	1,555
Dividends paid	(7,778)	―	―		―	(7,778)
Repurchases of common stock	(2,901)	―	―		―	(2,901)
Proceeds from the issuance of common stock under share lending facility	78	―	―		―	78
Proceeds from the exercise of stock options	3,862	―	―		―	3,862
Net cash provided by (used in) financing activities	(168,664)	(2,886)	(86,398)		(337)	(258,285)

Net decrease in cash and equivalents	201,780	(257)	(2,065)		―	199,458
Cash and equivalents at beginning of year	16,349	1,020	14,734		―	32,103
Cash and equivalents at end of year	$218,129	$763	$12,669	$	―	$231,561

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(268,280)	$99,693	$(121,993)	$	―	$(290,580)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(7,530)	―	―		―	(7,530)
Investments in unconsolidated homebuilding joint ventures	(173,694)	(52,138)	―		―	(225,832)
Distributions from unconsolidated homebuilding joint ventures	108,691	2,350	―		―	111,041
Net additions to property and equipment	(5,143)	(5,505)	(559)		―	(11,207)
Net cash provided by (used in) investing activities	(77,676)	(55,293)	(559)		―	(133,528)

Cash Flows From Financing Activities:
Net proceeds from revolving credit facility	106,400	―	―		―	106,400
Principal payments on trust deed and other notes payable	(1,550)	(45,287)	―		―	(46,837)
Proceeds from issuance of senior notes payable	350,000	―	―		―	350,000
Net proceeds from (payments on) mortgage credit facilities	―	―	127,481		―	127,481
Excess tax benefits from share-based payment arrangements	2,805	―	―		―	2,805
Dividends paid	(10,500)	―	―		―	(10,500)
Repurchases of common stock	(104,705)	―	―		―	(104,705)
Proceeds from the exercise of stock.options	2,944	―	―		―	2,944
Net cash provided by (used in) financing activities	345,394	(45,287)	127,481		―	427,588

Net decrease in cash and equivalents	(562)	(887)	4,929		―	3,480
Cash and equivalents at beginning of year	16,911	1,907	9,805		―	28,623
Cash and equivalents at end of year	$16,349	$1,020	$14,734	$	―	$32,103

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Pacific Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Pacific Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Standard Pacific Corp. and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Irvine, California
February 23, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K that is not set forth in this Item 10 or in Part I of this Form 10-K under the heading “Executive Officers of the Registrant”, will be set forth in the Company’s 2009 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008 (the “2009 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2009 Proxy Statement is incorporated herein by this reference. All references to the 2009 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Report of the Audit Committee.”

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

In addition, we have adopted Corporate Governance Guidelines and charters for each of the Board of Director’s standing committees, which include the Audit, Compensation, Nominating and Corporate Governance, and Executive committees. Our Code of Business Conduct and Ethics and the charters for each of the aforementioned committees are accessible via our website at www.standardpacifichomes.com, through the “Investor Relations” link under the heading “Corporate Governance.” In addition, stockholders may also request a copy of any of the foregoing documents, which will be provided at no cost, by writing or calling us at the following address or telephone number

Corporate Secretary
Standard Pacific Corp.
26 Technology Drive
Irvine, California 92618
Telephone: (949) 789-1600

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K will be set forth in the 2009 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2009 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in Part I, Item 5 of this Form 10-K under the heading “Equity Compensation Plan Information” is incorporated herein by this reference.  The information required by Item  403 of Regulation S-K will be set forth in the 2009 Proxy Statement for the limited purpose of providing the information necessary to comply with this Item 12, the 2009 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the 2009 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2009 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2009 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2009 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	51
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008	52
	Consolidated Balance Sheets at December 31, 2008 and 2007	53
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008	54
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008	55
	Notes to Consolidated Financial Statements	56

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 100-104 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 100-104 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 10th day of March 2009.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ Kenneth L. Campbell
Kenneth L. Campbell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Kenneth L. Campbell	Chief Executive Officer and President	March 10, 2009
(Kenneth L. Campbell)

/S/ Ronald R. Foell	Chairman of the Board	March 10, 2009
(Ronald R. Foell)

/S/ John M. Stephens	Senior Vice President and Chief Financial Officer	March 10, 2009
(John M. Stephens)	(Principal Financial and Accounting Officer)

/S/ Bruce A. Choate	Director	March 10, 2009
(Bruce A. Choate)

/S/ James L. Doti	Director	March 10, 2009
(James L. Doti)

/S/ Douglas C. Jacobs	Director	March 10, 2009
(Douglas C. Jacobs)

/S/ David J. Matlin	Director	March 10, 2009
(David J. Matlin )

/S/ Larry D. McNabb	Director	March 10, 2009
(Larry D. McNabb)

/S/ J. Wayne Merck	Director	March 10, 2009
(J. Wayne Merck)

/S/ Jeffrey V. Peterson	Director	March 10, 2009
(Jeffrey V. Peterson)

/S/ F. Patt Schiewitz	Director	March 10, 2009
(F. Patt Schiewitz)

INDEX TO EXHIBITS

*3.1
Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

*3.2
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008..

*3.3
Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

*3.4
Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

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

*4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 27, 2008, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*4.4
Senior Debt Securities Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 1999.

*4.5
Fourth Supplemental Indenture relating to the Registrant’s 7 3/4% Senior Notes due 2013, dated as of March 7, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.6
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

*4.17
Fourth Supplemental Indenture relating to the Registrant’s 9 1/4% Senior Subordinated Notes due 2012, dated as of June 26, 2008, by and among the Registrant, the guarantors named therein and the Bank of New York Trust Company N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

*10.1
Warrant to Purchase Shares of Series B Junior Participating Convertible Preferred Stock, dated June 27, 2008,  incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*10.2
Investment Agreement, dated May 26, 2008, between the Registrant and MP CA Homes LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008.

*10.3
Amendment No. 1 to Investment Agreement, dated June 27, 2008, between the Registrant and MP CA Homes LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*10.4
Stockholders Agreement, dated June 27, 2008, between the Registrant and MP CA Homes, LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*10.5
Revolving Credit Agreement, dated as of August 31, 2005, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2005.

*10.6
Amendment to Revolving Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.7
Term Loan A Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.8
Term Loan B Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.9
Collateral Agent and Intercreditor Agreement dated as of May 5, 2006, between the Company, certain of the Company’s subsidiaries, Bank of America, N.A., as Collateral Agent, and the various creditors party thereto, incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007.

*10.10
Pledge Agreement, dated as of May 5, 2006, between the Company, certain of the Company’s subsidiaries and Bank of America, N.A., as Collateral Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007.

*10.11
Second Amendment of Revolving Credit Agreement and First Amendment of Term Loan A Credit Agreement, dated as of April 25, 2007, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007.

*10.12
Notice of Auto-Amendment to Term Loan B Credit Agreement, dated as of April 25, 2007, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007.

*10.13
Third Amendment of Revolving Credit Agreement and Second Amendment of Term Loan A Credit Agreement, dated as of September 14, 2007, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2007.

*10.14
Notice of Revolver and Term Loan A Amendment and Second Amendment to Term B Credit Agreement, dated as of September 14, 2007, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2007.

*10.15
Fifth Amendment of Revolving Credit Agreement and Fourth Amendment of Term Loan A Credit Agreement, dated as of June 27, 2008, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008.

*10.16
Notice of Revolver and Term Loan A Amendment and Fourth Amendment to Term B Credit Agreement, dated as of June 30, 2008, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008.

*10.17
Seventh Amendment of Revolving Credit Agreement and Sixth Amendment of Term Loan A Credit Agreement, dated as of February 13, 2009, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2009.

*10.18
Confirmation, dated September 25, 2007, by and between the Registrant and Banc of America, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2007.

*10.19
Confirmation, dated September 25, 2007, by and between the Registrant and JPMorgan Chase Bank, National Association, London Branch, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

*10.20
Share Lending Agreement, dated September 25, 2007, by and between the Registrant and Credit Suisse International, as Borrower, and Credit Suisse, New York Branch, as agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

+*10.21
Change of Control Agreement, dated December 1, 2006, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+*10.22
Form of Change of Control Agreement, between the Registrant and each of the Registrant’s Executive Officers (other than Mr. Scarborough, Mr. Peterson, Mr. Campbell, Mr. Babel and Mr. Stephens) incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+*10.23
Standard Pacific Corp. 1991 Employee Stock Incentive Plan, incorporated by reference to Annex B of the Registrant’s prospectus dated October 11, 1991, filed with the Securities and Exchange Commission pursuant to Rule 424(b).

+*10.24
Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.25
2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2004.

+*10.26	Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

+*10.27	Standard Pacific Corp. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

+10.28	Standard Terms and Conditions (CIC) for Non-Qualified Stock Options to be used in connection with the Company’s 2008 Stock Incentive Plan.

+10.29	Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s 2008 Stock Incentive Plan.

+*10.30	2008 Executive Officer Compensation, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

+*10.31
Retirement Agreement, dated as of March 20, 2008, by and between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2008.

+*10.32
Douglas C. Krah Separation Agreement, dated July 15, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2008.

+*10.33
Severance Agreement, dated September 2, 2008, between the Registrant and Jeffrey V. Peterson, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008.

+*10.34
Bonus Agreement, dated December 2, 2008, between the Registrant and Jeffrey V. Peterson, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008.

+*10.35
Restated Settlement Agreement and Mutual Release of Claims, dated as of February 27, 2009, between the Registrant and Andrew H. Parnes, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

+*10.36
Restated Settlement Agreement and Mutual Release of Claims, dated as of February 26, 2009, between the Registrant and Clay A. Halvorsen, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

+*10.37	Form of Executive Officers Indemnification Agreement incorporated by reference to the Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.