Form 10-Q
period 2009-03-31
STANDARD PACIFIC CORP /DE/
filed 2009-05-08
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to

Commission file number 1-10959

STANDARD PACIFIC CORP.

(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Technology Drive, Irvine, CA	92618-2338
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Registrant’s shares of common stock outstanding at May 4, 2009: 100,904,122

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(2008 as Adjusted - see Note 2)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$206,233	$345,988
Land sale revenues	3,302	2,255

Total revenues	209,535	348,243

Cost of home sales	(196,702)	(434,342)
Cost of land sales	(4,735)	(31,495)

Total cost of sales	(201,437)	(465,837)

Gross margin	8,098	(117,594)
Selling, general and administrative expenses	(52,379)	(79,444)
Income (loss) from unconsolidated joint ventures	3,089	(20,568)
Interest expense	(11,041)	—
Other income (expense)	4,424	555

Homebuilding pretax loss	(47,809)	(217,051)

Financial Services:
Revenues	2,050	6,241
Expenses	(2,995)	(4,443)
Income from unconsolidated joint ventures	—	203
Other income	41	58

Financial services pretax income (loss)	(904)	2,059

Loss from continuing operations before income taxes	(48,713)	(214,992)
Provision for income taxes	(255)	(684)

Loss from continuing operations	(48,968)	(215,676)
Loss from discontinued operations, net of income taxes	(504)	(1,191)

Net loss	(49,472)	(216,867)
Less: Net loss allocated to preferred shareholders	30,394	—

Net loss available to common stockholders	$(19,078)	$(216,867)

Basic Loss Per Share:
Continuing operations	$(0.21)	$(2.98)
Discontinued operations	—	(0.02)

Basic loss per share	$(0.21)	$(3.00)

Diluted Loss Per Share:
Continuing operations	$(0.21)	$(2.98)
Discontinued operations	—	(0.02)

Diluted loss per share	$(0.21)	$(3.00)

Weighted Average Common Shares Outstanding:
Basic	92,784,541	72,304,720
Diluted	240,597,327	72,304,720

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(2008 as Adjusted - see Note 2)

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$543,260	$622,157
Restricted cash	125,040	4,222
Trade and other receivables	27,443	21,008
Inventories:
Owned	1,195,483	1,262,521
Not owned	35,208	42,742
Investments in unconsolidated joint ventures	49,621	50,468
Deferred income taxes	13,477	14,122
Other assets	24,325	145,567

	2,013,857	2,162,807
Financial Services:
Cash and equivalents	5,353	3,681
Restricted cash	3,795	4,295
Mortgage loans held for sale	49,135	63,960
Mortgage loans held for investment	10,749	11,736
Other assets	4,262	4,792

	73,294	88,464
Assets of discontinued operations	383	1,217

Total Assets	$2,087,534	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$32,610	$40,225
Accrued liabilities	205,749	216,418
Liabilities from inventories not owned	24,251	24,929
Revolving credit facility	27,870	47,500
Secured project debt and other notes payable	96,757	111,214
Senior notes payable	1,162,223	1,204,501
Senior subordinated notes payable	124,440	123,222

	1,673,900	1,768,009
Financial Services:
Accounts payable and other liabilities	2,198	3,657
Mortgage credit facilities	46,940	63,655

	49,138	67,312
Liabilities of discontinued operations	1,403	1,331

Total Liabilities	1,724,441	1,836,652
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 issued and outstanding at March 31, 2009 and December 31, 2008	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 100,851,622 and 100,624,350 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,008	1,006
Additional paid-in capital	998,018	996,492
Accumulated deficit	(616,314)	(566,842)
Accumulated other comprehensive loss, net of tax	(21,689)	(22,720)

Total Stockholders’ Equity	361,028	407,941
Noncontrolling Interests	2,065	7,895

Total Equity	363,093	415,836

Total Liabilities and Equity	$2,087,534	$2,252,488

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(2008 as Adjusted - see Note 2)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(48,968)	$(215,676)
Income (loss) from discontinued operations, net of income taxes	(504)	(1,191)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(3,089)	20,365
Cash distributions of income from unconsolidated joint ventures	—	357
Depreciation and amortization	999	1,858
(Gain) loss on disposal of property and equipment	663	—
(Gain) loss on early extinguishment of debt	(5,333)	(1,125)
Amortization of stock-based compensation	1,529	4,156
Deferred income taxes	(19,167)	(60,849)
Inventory impairment charges and deposit write-offs	30,805	172,290
Deferred tax asset valuation allowance	19,167	83,746
Changes in cash and equivalents due to:
Trade and other receivables	(6,393)	(3,577)
Mortgage loans held for sale	15,799	99,783
Inventories - owned	41,822	(36,058)
Inventories - not owned	(678)	55
Other assets	120,274	219,991
Accounts payable	(7,793)	(28,057)
Accrued liabilities	(10,135)	(27,186)

Net cash provided by (used in) operating activities	128,998	228,882

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,310)	(56,278)
Distributions from unconsolidated homebuilding joint ventures	962	62,936
Other investing activities	(152)	1,950

Net cash provided by (used in) investing activities	(1,500)	8,608

Cash Flows From Financing Activities:
Change in restricted cash	(120,318)	—
Net proceeds from (payments on) revolving credit facility	(19,630)	—
Principal payments on secured project debt and other notes payable	(11,087)	(19)
Principal payments on senior notes payable	(36,973)	(21,375)
Net proceeds from (payments on) mortgage credit facilities	(16,715)	(106,511)
Repurchases of common stock	—	(268)

Net cash provided by (used in) financing activities	(204,723)	(128,173)

Net increase (decrease) in cash and equivalents	(77,225)	109,317
Cash and equivalents at beginning of period	625,845	231,561

Cash and equivalents at end of period (including discontinued operations)	$548,620	$340,878

Cash and equivalents at end of period	$548,620	$340,878
Homebuilding restricted cash at end of period	125,040	—
Financial services restricted cash at end of period	3,795	—

Cash and equivalents and restricted cash at end of period	$677,455	$340,878

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2009 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. Adoption is prospective, and early adoption was not permitted. SFAS 141R is effective for us for any business combination entered into subsequent to January 1, 2009. The adoption of SFAS 141R on January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. Upon adoption on January 1, 2009, minority interests were reclassified to noncontrolling interests as a separate component in equity for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities accounted for under FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS 161 on January 1, 2009 and have included the required disclosures in Note 17.

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). This FSP requires bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retroactive application to all periods presented is required. As a result, we have retroactively applied the standard to our financial statements for all periods presented. We adopted FSP 14-1 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.7 million with an offset to accumulated deficit of $3.6 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009. The remaining principal amount of the Convertible Notes of $53.0 million will be accreted to its redemption value, approximately $78.5 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $24.3 million and $25.5 million at March 31, 2009 and December 31, 2008, respectively. In addition, approximately $1.2 million and $1.3 million of interest was capitalized to inventories in accordance with SFAS No. 34 “Capitalization of Interest Cost” (“SFAS 34”) for the three months ended March 31, 2009 and 2008, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest”).

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. During the three months ended March 31, 2009, there were no unvested share-based payment awards outstanding. In addition, during the three months ended March 31, 2008, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of FSP-EITF 03-6-1 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments,” be included in interim financial statements. FSP 107-1 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on our consolidated financial statements.

3.	Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations construct and sell single-family attached and detached homes. In accordance with the aggregation criteria defined in SFAS 131, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Homebuilding revenues:
California	$98,654	$161,950
Southwest (1)	63,233	109,896
Southeast	47,648	76,397

Total homebuilding revenues	$209,535	$348,243

Homebuilding pretax loss:
California	$(18,873)	$(177,446)
Southwest (1)	(10,956)	(10,949)
Southeast	(10,768)	(19,043)
Corporate	(7,212)	(9,613)

Total homebuilding pretax loss	$(47,809)	$(217,051)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$3,172	$(18,256)
Southwest (1)	(83)	14
Southeast	—	(2,326)

Total homebuilding income (loss) from unconsolidated joint ventures	$3,089	$(20,568)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

Homebuilding pretax loss includes the following inventory and joint venture impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended March 31, 2009
	California	Southwest (1)	Southeast	Total
		(Dollars in thousands)
Deposit write-offs	$—	$933	$1,122	$2,055
Inventory impairments	19,643	6,228	2,879	28,750

Total impairments and write-offs	$19,643	$7,161	$4,001	$30,805

	Three Months Ended March 31, 2008
	California	Southwest (1)	Southeast	Total
		(Dollars in thousands)
Deposit write-offs	$2,221	$—	$64	$2,285
Inventory impairments	144,026	11,455	14,524	170,005
Joint venture impairments	19,101	—	954	20,055

Total impairments and write-offs	$165,348	$11,455	$15,542	$192,345

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Homebuilding assets:
California	$781,319	$810,619
Southwest (1)	273,768	299,039
Southeast	259,107	275,893
Corporate	699,663	777,256

Total homebuilding assets	$2,013,857	$2,162,807

Homebuilding investments in unconsolidated joint ventures:
California	$38,768	$39,879
Southwest (1)	10,328	10,073
Southeast	525	516

Total homebuilding investments in unconsolidated joint ventures	$49,621	$50,468

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

4.	Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”). SFAS 128 requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding. Our junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into common stock at the holder’s option (subject to a limitation based upon voting interest), is classified as a convertible participating security in accordance with SFAS 128 and EITF No. 03-6, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net loss allocated to the holders of our Series B Preferred Stock is calculated based on the preferred shareholders’ proportionate share of weighted average common shares outstanding on an if-converted basis.

For purposes of determining diluted earnings per share, basic earnings per share is further adjusted to include the effect of the potential dilutive shares outstanding, including convertible participating securities using the if-converted method. Warrants to purchase shares of convertible participating securities, stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units are included in the computation of diluted earnings per share using the treasury stock method. For the three months ended March 31, 2009 and 2008, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The table set forth below reconciles the components of the basic loss per share calculation to diluted loss per share.

	Three Months Ended March 31,
	2009			2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic loss per share from continuing operations	$(18,883)	92,784,541	$(0.21)	$(215,676)	72,304,720	$(2.98)
Effect of dilutive securities:
Loss allocated to preferred shareholders	(30,085)	147,812,786		—	—

Diluted loss per share from continuing operations	$(48,968)	240,597,327	$(0.21)	$(215,676)	72,304,720	$(2.98)

Basic loss per share from discontinued operations	$(195)	92,784,541	$(0.00)	$(1,191)	72,304,720	$(0.02)
Effect of dilutive securities:
Loss allocated to preferred shareholders	(309)	147,812,786		—	—

Diluted loss per share from discontinued operations	$(504)	240,597,327	$(0.00)	$(1,191)	72,304,720	$(0.02)

Basic loss per share	$(19,078)	92,784,541	$(0.21)	$(216,867)	72,304,720	$(3.00)

Diluted loss per share	$(49,472)	240,597,327	$(0.21)	$(216,867)	72,304,720	$(3.00)

On September 3, 2008, we completed a rights offering in which each holder of our common stock as of the record date was issued a transferrable right to purchase up to such holder’s pro rata share of 50 million shares of our common stock at a per share price of $3.05. As the $3.05 per share subscription price of common stock issued under the rights offering was lower than the $4.08 per share market price on July 23, 2008, which was the last day that our common stock and the rights traded together, the rights offering contained a bonus element as defined under SFAS 128. As a result, we retroactively increased the weighted average common shares outstanding used to compute basic and diluted earnings (loss) per share by an adjustment factor of approximately 1.1144 for all periods prior to the rights issue.

5.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net loss	$(49,472)	$(216,867)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	1,031	(7,499)

Comprehensive loss	$(48,441)	$(224,366)

6.	Stock-Based Compensation

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

During the three months ended March 31, 2009, we granted 6,424,000 stock options to our officers and key employees and issued 227,272 shares of unrestricted stock to our independent directors (excluding MatlinPatterson directors).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Stock options	$1,329	$2,284
Performance share awards	—	1,357
Restricted and unrestricted stock grants	200	515

Total	$1,529	$4,156

As of March 31, 2009, total unrecognized compensation expense related to stock-based compensation was $9.4 million, with a weighted average period over which the unrecognized compensation expense will be recorded of approximately 3.1 years.

7.	Restricted Cash

At March 31, 2009, restricted cash included $120.8 million of cash deposited as an interest reserve in a deposit account with our agent bank. We were required to deposit such funds into an interest reserve account since we were not in compliance with the cash flow coverage ratio covenant contained in our revolving credit facility and bank term loans. At March 31, 2009, restricted cash also included $8.0 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to one of our financial services subsidiary mortgage credit facilities ($4.2 million of homebuilding restricted cash and $3.8 million of financial services restricted cash).

8.	Inventories

a. Inventories Owned

Inventories from continuing operations consisted of the following at:

		March 31, 2009
	California	Southwest	Southeast	Total
		(Dollars in thousands)
Land and land under development	$381,848	$141,147	$134,443	$657,438
Homes completed and under construction	263,000	64,230	88,805	416,035
Model homes	74,696	22,802	24,512	122,010

Total inventories owned	$719,544	$228,179	$247,760	$1,195,483

		December 31, 2008
	California	Southwest	Southeast	Total
		(Dollars in thousands)
Land and land under development	$356,854	$135,661	$136,581	$629,096
Homes completed and under construction	310,603	96,697	94,180	501,480
Model homes	79,384	23,864	28,697	131,945

Total inventories owned	$746,841	$256,222	$259,458	$1,262,521

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three months ended March 31, 2009 and 2008, were generally in the 6% to 12% range and discount rates were generally in the 15% to 25% range. The following table summarizes inventory impairments recorded during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$26,332	$140,659
Land held for sale or sold	2,418	29,346

Total inventory impairments	$28,750	$170,005

Remaining carrying value of inventory impaired at period end	$57,305	$359,091

Number of projects impaired during the period	13	35

Total number of projects included in inventories-owned and reviewed for impairment during the period	262	305

The inventory impairments related to land under development and homes completed and under construction were included in cost of home sales and the impairments related to land held for sale or sold were included in cost of land sales in the accompanying condensed consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment). The impairment charges recorded during the periods noted above resulted from lower home prices, which were driven by increased incentives, discounts and price reductions to address weak demand and economic conditions, including record foreclosures, high unemployment, low consumer confidence and tighter mortgage credit standards.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Land purchase and lot option deposits	$8,885	$9,910
Variable interest entities, net of deposits	2,072	7,903
Other lot option contracts, net of deposits	24,251	24,929

Total inventories not owned	$35,208	$42,742

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

At March 31, 2009 and December 31, 2008, we consolidated one and two VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $0.4 million and $1.5 million as of March 31, 2009 and December 31, 2008, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our consolidated balance sheets at March 31, 2009 and December 31, 2008 were inventories not owned related to these VIEs of approximately $2.5 million and $8.9 million (which includes $0.4 million and $1.0 million in deposits, exclusive of outstanding letters of credit) and noncontrolling interests of approximately $2.1 million and $7.9 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

9.	Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development in accordance with SFAS 34 and to investments in unconsolidated homebuilding and land development joint ventures in accordance with SFAS No. 58, “Capitalization of Interest Cost in Financial Statements that Include Investments Accounted for by the Equity Method (an amendment of FASB Statement No. 34)”. Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures as the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified inventory as defined in SFAS 34, we expense a portion of the interest incurred by us. Qualified inventory represents projects that are actively selling or under development. For the three months ended March 31, 2009, we expensed $11.0 million of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with SFAS 34. All interest costs incurred during the first three months of 2008 were capitalized to inventories and to investments in unconsolidated joint ventures.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense (including discontinued operations), for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Total homebuilding interest incurred	$28,396	$31,691
Less: Homebuilding interest capitalized to inventories owned	(16,495)	(27,596)
Less: Homebuilding interest capitalized to investments in unconsolidated joint ventures	(860)	(4,095)

Homebuilding interest expense	$11,041	$—

Homebuilding interest previously capitalized to inventories owned, included in cost of sales	$14,677	$13,359

Homebuilding interest previously capitalized to investments in unconsolidated joint ventures, included in income (loss) from unconsolidated joint ventures	$286	$892

Homebuilding interest capitalized in ending inventories owned (1)	$171,533	$143,085

Homebuilding interest capitalized in ending investments in unconsolidated joint ventures (1)	$6,258	$12,951

(1)	During the three months ended March 31, 2009 and 2008, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $0.3 million and $1.5 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The tables set forth below summarize the combined financial information related to our unconsolidated land development and homebuilding joint ventures, including discontinued operations, accounted for under the equity method:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Assets:
Cash	$36,037	$48,566
Inventories	798,758	814,511
Other assets	26,501	33,782

Total assets	$861,296	$896,859

Liabilities and Equity:
Accounts payable and accrued liabilities	$95,282	$102,218
Construction loans and trust deed notes payable	406,437	421,848
Equity	359,577	372,793

Total liabilities and equity	$861,296	$896,859

Our share of equity in the unconsolidated joint ventures included in the table above was approximately $108.6 million and $106.9 million at March 31, 2009 and December 31, 2008, respectively. Our net investment in these joint ventures totaled approximately $49.6 million and $50.5 million, respectively, as of March 31, 2009 and December 31, 2008. In some cases our net investment in these unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of differences between asset impairments recorded against our joint venture investments and impairments recorded by the applicable joint venture. These investment amounts included approximately $6.3 million and $6.0 million, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2009 and December 31, 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Revenues	$10,214	$51,734
Cost of sales and expenses	(3,982)	(67,339)

Net income (loss)	$6,232	$(15,605)

Income (loss) from unconsolidated joint ventures as presented in the accompanying condensed consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The following table summarizes joint venture inventory impairments recorded during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$—	$17,752
Land development joint ventures	—	2,303

Total joint venture impairments	$—	$20,055

Number of projects impaired during the period	—	8

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period (1)	13	39

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

These charges were included in income (loss) from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended March 31, 2009 and 2008, we recognized management fees of approximately $288,000 and $681,000, respectively. Management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of March 31, 2009 and 2008, we had approximately $273,000 and $674,000, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Income tax receivables	$—	$115,650
Property and equipment, net	7,619	8,939
Deferred debt issuance costs	11,672	12,175
Prepaid insurance	2,470	4,575
Other assets	2,564	4,228

Total homebuilding other assets	$24,325	$145,567

12.	Warranty Costs

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

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Warranty accrual, beginning of the period	$19,998	$30,790
Warranty costs accrued during the period	1,132	2,112
Warranty costs paid during the period	(1,176)	(2,580)

Warranty accrual, end of the period	$19,954	$30,322

13.	Revolving Credit Facility and Term Loans

We have a revolving credit facility, Term Loan A and Term Loan B (collectively, the “Credit Facilities”). As of March 31, 2009, we had approximately $42.1 million and $225 million outstanding on our Term Loan A and Term Loan B, respectively, and $27.9 million outstanding and $29.7 million in letters of credit outstanding (of which $25.5 million was unsecured) under our revolving credit facility. The revolving credit facility has a current commitment amount of $367.1 million and a letter of credit sublimit of $85.5 million. We are required to make principal amortization payments under the revolving credit facility and Term Loan A of $5 million per facility, per quarter, and must secure future revolving credit facility borrowings and letters of credit with collateral (including model homes) based on specified loan-to-value ratios. In addition, the commitment under the revolving credit facility is automatically reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter. The collateral requirement effectively limits the amount of borrowings and letters of credit available under our revolving credit facility. As of March 31, 2009, we had approximately $164.9 million of borrowing and letter of credit capacity based on available collateral.

On February 13, 2009, we amended our Credit Facilities to enable us to voluntarily repurchase our 5 1/8% Senior Notes due 2009 (the “2009 Notes”), 6 1/2% Senior Notes due 2010 (the “2010 Notes”) and 6 7/8% Senior Notes due 2011 (the “2011 Notes”). The amendment provides that within one business day after any repurchase of our 2010 Notes we will be required to make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 50% of the amount of such repurchase and within one business day after any repurchase of the 2011 Notes we will be required to make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 100% of the amount of such repurchase. In February 2009, we made a $25.0 million prepayment of the revolving credit facility and Term Loan A debt. This prepayment was allocated (and additional prepayments will be allocated) 58.5% to the revolving credit facility and 41.5% to the Term Loan A. Following the effective date of the amendment, we repurchased $22.5 million of our 2010 Notes and $4.4 million of our 2011 Notes. The $25.0 million prepayment of the revolving credit facility and Term Loan A was credited towards the prepayment that would otherwise have been required in connection with these repurchases. In addition, future prepayments of the revolving credit facility (accompanied by a corresponding reduction of the revolving commitments) and the Term Loan A will be credited towards any payments otherwise required in connection with future repurchases of the 2010 and 2011 Notes.

The Credit Facilities contain a cash flow coverage covenant requiring us to maintain either a ratio of cash flow from operations to consolidated homebuilding interest incurred that is greater than or equal to 1.75 to 1.0, (the “Cash Flow Coverage Ratio”), or a minimum cash interest reserve equal to our last four fiscal quarter’s actual cash interest incurred. The Credit Facilities also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of certain debt and the incurrence of debt. The Credit Facilities do however permit the early repayment of our 2010 Notes and 2011 Notes. The limitation on incurring new debt contains a number of exceptions including the ability to borrow up to $270 million of debt (“ACI Debt”) for acquired, constructed or improved assets (or $500 million of ACI Debt if we have fully secured the revolving credit facility and Term Loan A borrowings), non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after the maturity dates of the revolving credit facility and Term Loan A. As of March 31, 2009, we had approximately $55.3 million of ACI Debt outstanding which represented the joint venture debt we assumed in connection with two joint venture unwinds that occurred during the 2008 fourth quarter.

As of March 31, 2009, our Cash Flow Coverage Ratio was 1.57 to 1.0, and as a result, we are required to maintain a minimum interest reserve. During the three months ended March 31, 2009, one of our unrestricted subsidiaries deposited approximately $120.8 million of cash in a deposit account with our agent bank for this purpose based on the cash interest incurred for the last four fiscal quarters ended December 31, 2008. The cash interest reserve requirement based on the last four fiscal quarters ended March 31, 2009 was $116.2 million.

14.	Secured Project Debt and Other Notes Payable

At March 31, 2009, we had approximately $87.6 million outstanding in secured project debt that was assumed in connection with the unwinding of three joint ventures during 2008.

Our other notes payable consist of purchase money mortgage financing utilized to finance land acquisitions, as well as community development district (“CDD”), community facilities district and other similar assessment district bond financings used to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds.

15.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
5 1/8% Senior Notes due 2009	$124,550	$124,550
6 1/2% Senior Notes due 2010	150,468	173,000
6 7/8% Senior Notes due 2011	170,597	175,000
7 3/4% Senior Notes due 2013, net	124,479	124,451
6 1/4% Senior Notes due 2014	150,000	150,000
7% Senior Notes due 2015	175,000	175,000
Term Loan A	42,129	57,500
Term Loan B	225,000	225,000

	$1,162,223	$1,204,501

Senior subordinated notes payable consisted of the following at:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due 2012, net	$54,165	$52,963
9 1/4% Senior Subordinated Notes due 2012, net	70,275	70,259

	$124,440	$123,222

The senior notes payable and our 9 1/4% Senior Subordinated Notes contain covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either a leverage condition or interest coverage condition. Our ability to make restricted payments is also subject to a basket limitation. When we were in compliance with the limitation on restricted payments, we directly made restricted payments to our joint ventures and other restricted subsidiaries. Since September 30, 2008, we have made restricted payments (including investments in joint ventures) from funds held in our unrestricted subsidiaries which are not subject to this prohibition. As of March 31, 2009, we had approximately $389.7 million of cash (excluding $124.6 million in restricted cash) in our unrestricted subsidiaries available to fund joint venture capital requirements and other restricted payment needs.

During the three months ended March 31, 2009, we repurchased at a discount $22.5 million of our 6 1/2% Senior Notes due 2010 and $4.4 million of our 6 7/8% Senior Notes due 2011 and recognized a $5.3 million gain which was included in other income (expense) in the accompanying condensed consolidated financial statements. On April 1, 2009, the remaining balance of $124.6 million of our 5 1/8% Senior Notes due 2009 was repaid in full in connection with the maturity of these notes.

16.	Series B Preferred Stock

On June 27, 2008, we issued 381,250 shares of a new series of senior convertible preferred stock (“Senior Preferred Stock”) to MatlinPatterson for $381.3 million in cash. Upon obtaining stockholder approval on August 18, 2008, the shares of Senior Preferred Stock automatically converted into shares of Series B Preferred Stock, which are initially convertible into 125 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price (currently, $3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of March 31, 2009, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 59% (or 70%, assuming MatlinPatterson had exercised their warrant to purchase 272,670 shares of Series B Preferred Stock for cash on such date) of the total number of shares of our common stock outstanding on an as-converted basis.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2009, we do not anticipate non-performance by counterparties to our outstanding derivative contracts and such contracts were not in an asset position.

In May 2006, we entered into one interest rate swap agreement related to our Term Loan A with a notional amount of $100 million and two interest rate swap agreements related to our Term Loan B with an aggregate notional amount of $250 million that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates of May 2011 and May 2013, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets. To the extent the swaps are deemed effective and qualify for hedge accounting treatment, the related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded a $1.0 million expense related to the Term Loan B during the three months ended March 31, 2008 to other income (expense).

In June 2008, we repaid $35 million of our Term Loan A in connection with an amendment to our Term Loan A agreement which also required amortization payments of $2.5 million per quarter resulting in the related interest rate swap being ineffective. On September 8, 2008, we reduced $35 million and $25 million notional amounts of the Term Loan A and Term Loan B interest rate swaps for payments of approximately $2.5 million and $1.9 million, respectively. In addition, the notional amount of the Term Loan A swap will reduce by $2.5 million per quarter in tandem with the previously scheduled amortization of the Term Loan A notes payable. The reduction in the notional amount of our Term Loan A swap agreement resulted in re-designation of the original cash flow hedge and, accordingly, prospective gains or losses are recorded, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. In December 2008, we incurred ACI Debt as defined under our Term Loan A agreement which requires us to increase the quarterly amortization payment from $2.5 million per quarter to $5 million per quarter. As a result of this accelerated debt amortization schedule, the Term Loan A swap was no longer deemed effective as of December 31, 2008 and we recorded $142,000 of expense related to the Term Loan A during the three months ended March 31, 2009, which had previously been included in other comprehensive income or loss.

The estimated fair value of the swaps at March 31, 2009 and December 31, 2008 represented liabilities of $36.4 million and $38.0 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2009 and 2008, we recorded after-tax other comprehensive income of $1.0 million and other comprehensive loss of $7.5 million, respectively, related to the swap agreements.

18.	Mortgage Credit Facilities

During the three months ended March 31, 2009, our mortgage financing subsidiary utilized four mortgage credit facilities to fund its operations. Two of these mortgage credit facilities matured during the quarter. The remaining facilities are uncommitted (meaning that the lender has discretion to refuse to fund requests) and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $3.8 million. These facilities, which are scheduled to mature in June 2009, have an aggregate borrowing capacity totaling $80 million. We are currently negotiating with the lender on these remaining facilities to replace or amend them. At March 31, 2009, we had approximately $46.9 million advanced under the remaining facilities and as of and for the three months ended March 31, 2009, we were in compliance with the financial and other covenants contained in these facilities.

19.	Disclosures about Fair Value of Financial Instruments

Effective January 1, 2008, we implemented the requirements of Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities. In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permitted delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. Effective January 1, 2009, as permitted by FSP 157-2, we adopted SFAS 157 for qualifying non-financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, SFAS 157 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1 – quoted prices for identical assets or liabilities in active markets;

•

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with SFAS 157 for the three months ended March 31, 2009:

		Fair Value Measurements at Reporting Date Using
	As of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Assets:
Inventories owned	$57,305	$—	$—	$57,305
Mortgage loans held for sale	$49,135	$—	$49,135	$—
Liabilities:
Interest rate swaps	$36,448	$—	$36,448	$—

Inventories Owned—In accordance with SFAS 144, during the quarter ended March 31, 2009, inventories owned with a carrying amount of $86.1 million were determined to be impaired and were written down to their estimated fair value of $57.3 million, resulting in an impairment charge of $28.8 million. These impairment charges were included in cost of sales in the accompanying condensed statements of operations.

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

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land. At March 31, 2009, we had both non-refundable and refundable cash deposits and letters of credit outstanding of approximately $14.1 million and capitalized preacquisition and other development and construction costs of approximately $3.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $132.8 million. Approximately $26.3 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2009 and 2008, we incurred pretax charges (net of recoveries) of approximately $2.1 million and $2.3 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which are intended to reduce the use of funds from our corporate financing sources. At March 31, 2009, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $406.4 million and equity that totaled $359.6 million, compared to $421.8 million in joint venture indebtedness and $372.8 million in equity as of December 31, 2008.

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations, either directly or indirectly, with our other partners. At March 31, 2009, we were liable for a total of $157.5 million in credit enhancements related to six of our unconsolidated joint ventures. Assuming we had been required to fund the $157.5 million in credit enhancements at March 31, 2009, we would have been entitled to seek reimbursement from our partners through the contribution provisions contained in the applicable joint venture documents for up to approximately $67.2 million. The collectability of any such amounts will be dependent upon, among other things, the financial viability of our partner at the time we seek reimbursement.

Additional Capital Contributions and Consolidation. Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary or beneficial to make an additional capital contribution equal to the amount the partner was required to contribute. While making capital contributions on behalf of our partners may allow us to exercise various remedies under our joint venture operating agreements (including diluting our partner’s equity interest and/or profit distribution percentage), making these contributions could also result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered or we may enter into a negotiated settlement. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness either through repayment or the assumption of such indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. If we sell our interest to our partner, we may be required to make a payment to induce our partner to release us from our venture obligations. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures.

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

Land Takedown Obligations. As of March 31, 2009, we had obligations to purchase lots related to one joint venture totaling approximately $21.2 million.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. At March 31, 2009, our joint ventures had approximately $46.9 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners and had an estimated $14.7 million remaining in cost to complete.

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects. At March 31, 2009, we had approximately $256.7 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) with respect to which we had an estimated $90.6 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $55.3 million at March 31, 2009 and carried a weighted average interest rate of approximately 4.8%. Interest rate risks related to these obligations are generally mitigated through the preselling of loans to investors or through interest rate hedging. As of March 31, 2009, Standard Pacific Mortgage had approximately $94.1 million of closed mortgage loans held for sale and mortgage loans in process which were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities. In addition, as of March 31, 2009, Standard Pacific Mortgage held approximately $10.1 million in closed mortgage loans held for sale and mortgage loans in process which were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

e. Restructuring Costs

During 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. Below is a summary of restructuring charges incurred from continuing operations:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Employee severance costs	$10,264	$2,123
Lease termination and other exit costs	2,719	219
Property and equipment disposals	664	—

	$13,647	$2,342

During the three months ended March 31, 2009 and 2008, employee severance costs of $9.3 million and $1.7 million, respectively, were included in selling, general and administrative expenses and $1.0 million and $0.4 million, respectively, were included in cost of sales, while lease termination and other exit costs were included in selling, general and administrative expenses and property and equipment disposals were included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

During the three months ended March 31, 2009 and 2008, we recorded noncash valuation allowances of $19.2 million and $83.7 million, respectively, against the net deferred tax assets in accordance with SFAS 109. As of March 31, 2009, our total deferred tax asset valuation allowance was $673.3 million. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred during the 2008 second quarter as a result of closing the first phase of the Investment Agreement with MP CA Homes LLC (“MatlinPatterson”). Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. These potential carryback limitations did not have an impact on our ability to carry back our 2008 net operating loss to 2006 for refund purposes. However, the Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods. Our Section 382 NOL carryforward limitation is currently estimated to be approximately $15 million per year for a period of 20 years for assets with certain tax attributes that are sold within five years of the ownership change. Assets with certain tax attributes sold five years after the ownership change are not subject to Section 382 limitation.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”) defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates.

As of March 31, 2009, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2003 through 2008. There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended March 31, 2009, nor do we anticipate significant changes during the next 12-month period.

22.	Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with SFAS No. 144. In addition, assets and liabilities related to these discontinued operations are presented separately in the accompanying condensed consolidated balance sheets.

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Home sale revenues	$672	$14,248
Land sale revenues	—	694

Total revenues	672	14,942

Cost of home sales	(799)	(11,882)
Cost of land sales	—	(751)

Total cost of sales	(799)	(12,633)

Gross margin	(127)	2,309
Selling, general and administrative expenses	(630)	(4,182)
Other income (expense)	(3)	(2)

Pretax loss	(760)	(1,875)
Benefit for income taxes	256	684

Net loss from discontinued operations	$(504)	$(1,191)

We did not record any impairments related to our discontinued operations during the three months ended March 31, 2009 and 2008.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions and the Company:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Assets
Cash and equivalents	$7	$7
Trade and other receivables	118	160
Inventories-owned	138	930
Other assets	120	120

Total Assets	$383	$1,217

Liabilities
Accounts payable	$143	$320
Accrued liabilities	1,260	1,011

Total Liabilities	$1,403	$1,331

23.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$25,368	$27,966
Income taxes	$359	$49
Supplemental Disclosures of Noncash Activities:
Changes in inventories not owned	$6,508	$4,339
Changes in liabilities from inventories not owned	$678	$2,590
Changes in noncontrolling interests	$5,830	$1,749

24.	Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated public notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries. All prior year periods presented have been retroactively adjusted in accordance with FSP 14-1.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$83,083	$126,452	$—	$—	$209,535
Cost of sales	(85,925)	(115,415)	(97)	—	(201,437)

Gross margin	(2,842)	11,037	(97)	—	8,098

Selling, general and administrative expenses	(31,815)	(20,387)	(177)	—	(52,379)
Income (loss) from unconsolidated joint ventures	2,445	694	(50)	—	3,089
Equity income (loss) of subsidiaries	(12,431)	—	—	12,431	—
Interest expense	(5,050)	(4,713)	(1,278)	—	(11,041)
Other income (expense)	5,302	(1,840)	962	—	4,424

Homebuilding pretax income (loss)	(44,391)	(15,209)	(640)	12,431	(47,809)

Financial Services:
Financial services pretax income (loss)	(41)	41	(904)	—	(904)

Income (loss) from continuing operations before income taxes	(44,432)	(15,168)	(1,544)	12,431	(48,713)
(Provision) benefit for income taxes	(5,040)	4,793	(8)	—	(255)

Income (loss) from continuing operations	(49,472)	(10,375)	(1,552)	12,431	(48,968)
Loss from discontinued operations, net of income taxes	—	(504)	—	—	(504)

Net income (loss)	$(49,472)	$(10,879)	$(1,552)	$12,431	$(49,472)

	Three Months Ended March 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$151,686	$189,099	$7,458	$—	$348,243
Cost of sales	(260,112)	(198,626)	(7,099)	—	(465,837)

Gross margin	(108,426)	(9,527)	359	—	(117,594)

Selling, general and administrative expenses	(44,658)	(34,309)	(477)	—	(79,444)
Loss from unconsolidated joint ventures	(17,806)	(2,762)	—	—	(20,568)
Equity income (loss) of subsidiaries	(34,030)	—	—	34,030	—
Other income (expense)	(1,198)	1,741	12	—	555

Homebuilding pretax income (loss)	(206,118)	(44,857)	(106)	34,030	(217,051)

Financial Services:
Financial services pretax income (loss)	(91)	261	1,889	—	2,059

Income (loss) from continuing operations before income taxes	(206,209)	(44,596)	1,783	34,030	(214,992)
(Provision) benefit for income taxes	(10,658)	10,901	(927)	—	(684)

Income (loss) from continuing operations	(216,867)	(33,695)	856	34,030	(215,676)
Loss from discontinued operations, net of income taxes	—	(1,191)	—	—	(1,191)

Net income (loss)	$(216,867)	$(34,886)	$856	$34,030	$(216,867)

24.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$157,784	$392	$385,084	$—	$543,260
Restricted cash	4,222	—	120,818	—	125,040
Trade and other receivables	330,300	11,298	19,773	(333,928)	27,443
Inventories:
Owned	385,221	683,416	126,846	—	1,195,483
Not owned	4,406	30,802	—	—	35,208
Investments in unconsolidated joint ventures	20,724	20,718	8,179	—	49,621
Investments in subsidiaries	950,044	—	—	(950,044)	—
Deferred income taxes	13,329	—	—	148	13,477
Other assets	19,279	5,146	—	(100)	24,325

	1,885,309	751,772	660,700	(1,283,924)	2,013,857

Financial Services:
Cash and equivalents	—	—	5,353	—	5,353
Restricted cash	—	—	3,795	—	3,795
Mortgage loans held for sale	—	—	49,135	—	49,135
Mortgage loans held for investment	—	—	10,749	—	10,749
Other assets	—	—	5,914	(1,652)	4,262

	—	—	74,946	(1,652)	73,294
Assets of discontinued operations	—	383	—	—	383

Total Assets	$1,885,309	$752,155	$735,646	$(1,285,576)	$2,087,534

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$17,325	$13,104	$2,181	$—	$32,610
Accrued liabilities	184,492	350,372	776	(329,891)	205,749
Liabilities from inventories not owned	1,873	22,378	—	—	24,251
Revolving credit facility	27,870	—	—	—	27,870
Secured project debt and other notes payable	6,058	35,357	55,342	—	96,757
Senior notes payable	1,162,223	—	—	—	1,162,223
Senior subordinated notes payable	124,440	—	—	—	124,440

	1,524,281	421,211	58,299	(329,891)	1,673,900

Financial Services:
Accounts payable and other liabilities	—	—	3,794	(1,596)	2,198
Mortgage credit facilities	—	—	50,985	(4,045)	46,940

	—	—	54,779	(5,641)	49,138

Liabilities of discontinued operations	—	1,403	—	—	1,403

Total Liabilities	1,524,281	422,614	113,078	(335,532)	1,724,441

Equity:
Total Stockholders’ Equity	361,028	327,476	622,568	(950,044)	361,028
Noncontrolling Interests	—	2,065	—	—	2,065

Total Equity	361,028	329,541	622,568	(950,044)	363,093

Total Liabilities and Equity	$1,885,309	$752,155	$735,646	$(1,285,576)	$2,087,534

24.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$111,702	$433	$510,022	$—	$622,157
Restricted cash	4,222	—	—	—	4,222
Trade and other receivables	340,471	5,095	17,055	(341,613)	21,008
Inventories:
Owned	397,059	725,679	139,783	—	1,262,521
Not owned	5,455	37,287	—	—	42,742
Investments in unconsolidated joint ventures	24,895	19,830	5,743	—	50,468
Investments in subsidiaries	964,757	—	—	(964,757)	—
Deferred income taxes	13,975	—	—	147	14,122
Other assets	140,174	5,849	3	(459)	145,567

	2,002,710	794,173	672,606	(1,306,682)	2,162,807

Financial Services:
Cash and equivalents	—	—	3,681	—	3,681
Restricted cash	—	—	4,295	—	4,295
Mortgage loans held for sale	—	—	63,960	—	63,960
Mortgage loans held for investment	—	—	11,736	—	11,736
Other assets	—	—	4,939	(147)	4,792

	—	—	88,611	(147)	88,464
Assets of discontinued operations	—	1,217	—	—	1,217

Total Assets	$2,002,710	$795,390	$761,217	$(1,306,829)	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$20,318	$17,556	$2,351	$—	$40,225
Accrued liabilities	187,927	368,983	1,121	(341,613)	216,418
Liabilities from inventories not owned	1,873	23,056	—	—	24,929
Revolving credit facility	47,500	—	—	—	47,500
Secured project debt and other notes payable	9,428	38,214	63,572	—	111,214
Senior notes payable	1,204,501	—	—	—	1,204,501
Senior subordinated notes payable	123,222	—	—	—	123,222

	1,594,769	447,809	67,044	(341,613)	1,768,009

Financial Services:
Accounts payable and other liabilities	—	—	4,116	(459)	3,657
Mortgage credit facilities	—	—	63,655	—	63,655

	—	—	67,771	(459)	67,312

Liabilities of discontinued operations	—	1,331	—	—	1,331

Total Liabilities	1,594,769	449,140	134,815	(342,072)	1,836,652

Equity:
Total Stockholders’ Equity	407,941	338,355	626,402	(964,757)	407,941
Noncontrolling Interests	—	7,895	—	—	7,895

Total Equity	407,941	346,250	626,402	(964,757)	415,836

Total Liabilities and Equity	$2,002,710	$795,390	$761,217	$(1,306,829)	$2,252,488

24.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$99,248	$2,999	$22,706	$4,045	$128,998

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	505	(194)	(2,621)	—	(2,310)
Distributions from unconsolidated homebuilding joint ventures	827	—	135	—	962
Other investing activities	(178)	12	14	—	(152)

Net cash provided by (used in) investing activities	1,154	(182)	(2,472)	—	(1,500)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	(120,318)	—	(120,318)
Net proceeds from (payments on) revolving credit facility	(19,630)	—	—	—	(19,630)
Principal payments on secured project debt and other notes payable	—	(2,857)	(8,230)	—	(11,087)
Principal payments on senior notes payable	(36,973)	—		—	(36,973)
Net proceeds from (payments on) mortgage credit facilities	—	—	(12,670)	(4,045)	(16,715)
(Contributions to) distributions from Corporate and subsidiaries	2,282	—	(2,282)	—	—

Net cash provided by (used in) financing activities	(54,321)	(2,857)	(143,500)	(4,045)	(204,723)

Net decrease in cash and equivalents	46,081	(40)	(123,266)	—	(77,225)
Cash and equivalents at beginning of period	115,924	440	509,481	—	625,845

Cash and equivalents at end of period	$162,005	$400	$386,215	$—	$548,620

	Three Months Ended March 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$77,348	$44,638	$107,233	$(337)	$228,882

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(12,947)	(43,331)	—	—	(56,278)
Distributions from unconsolidated homebuilding joint ventures	63,978	(1,042)	—	—	62,936
Other investing activities	(355)	(21)	2,326	—	1,950

Net cash provided by (used in) investing activities	50,676	(44,394)	2,326	—	8,608

Cash Flows From Financing Activities:
Principal payments on senior notes payable	(21,375)	—	—	—	(21,375)
Net proceeds from (payments on) mortgage credit facilities	—	—	(106,848)	337	(106,511)
Distributions from (contributions to) corporate and subsidiaries	(42,908)	—	42,908	—	—
Other financing activities	(268)	(19)	—	—	(287)

Net cash provided by (used in) financing activities	(64,551)	(19)	(63,940)	337	(128,173)

Net decrease in cash and equivalents	63,473	225	45,619	—	109,317
Cash and equivalents at beginning of period	218,129	763	12,669	—	231,561

Cash and equivalents at end of period	$281,602	$988	$58,288	$—	$340,878

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Segment reporting;

•	Inventories and impairments;

•	Homebuilding revenue and cost of sales;

•	Variable interest entities;

•	Limited partnerships and limited liability companies;

•	Unconsolidated homebuilding and land development joint ventures;

•	Business combinations and goodwill;

•	Warranty accruals;

•	Insurance and litigation accruals; and

•	Income taxes.

For a more detailed description of these critical accounting policies, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Selected Financial Information

(Unaudited)

(2008 as Adjusted)

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$206,233	$345,988	(40%	)
Land sale revenues	3,302	2,255	46%

Total revenues	209,535	348,243	(40%	)

Cost of home sales	(196,702)	(434,342)	(55%	)
Cost of land sales	(4,735)	(31,495)	(85%	)

Total cost of sales	(201,437)	(465,837)	(57%	)

Gross margin	8,098	(117,594)	(107%	)

Gross margin percentage	3.9%	(33.8% )

Selling, general and administrative expenses	(52,379)	(79,444)	(34%	)
Income (loss) from unconsolidated joint ventures	3,089	(20,568)	(115%	)
Interest expense	(11,041)	—	—
Other income (expense)	4,424	555	697%

Homebuilding pretax loss	(47,809)	(217,051)	(78%	)

Financial Services:
Revenues	2,050	6,241	(67%	)
Expenses	(2,995)	(4,443)	(33%	)
Income from unconsolidated joint ventures	—	203	(100%	)
Other income	41	58	(29%	)

Financial services pretax income (loss)	(904)	2,059	(144%	)

Loss from continuing operations before income taxes	(48,713)	(214,992)	(77%	)
Provision for income taxes	(255)	(684)	(63%	)

Loss from continuing operations	(48,968)	(215,676)	(77%	)
Loss from discontinued operations, net of income taxes	(504)	(1,191)	(58%	)

Net loss	(49,472)	(216,867)	(77%	)
Less: Net loss allocated to preferred shareholders	30,394	—	—

Net loss available to common stockholders	$(19,078)	$(216,867)	(91%	)

Basic Loss Per Share:
Continuing operations	$(0.21)	$(2.98)	(93%	)
Discontinued operations	—	(0.02)	(100%	)

Basic loss per share	$(0.21)	$(3.00)	(93%	)

Diluted Loss Per Share:
Continuing operations	$(0.21)	$(2.98)	(93%	)
Discontinued operations	—	(0.02)	(100%	)

Diluted loss per share	$(0.21)	$(3.00)	(93%	)

Weighted Average Common Shares Outstanding:
Basic	92,784,541	72,304,720	28%
Diluted	240,597,327	72,304,720	233%
Net cash provided by (used in) operating activities	$128,998	$228,882
Net cash provided by (used in) investing activities	$(1,500)	$8,608
Net cash provided by (used in) financing activities	$(204,723)	$(128,173)
Adjusted Homebuilding EBITDA (1)	$7,260	$(6,487)

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income (loss) from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$128,998	$228,882
Add:
Deferred tax valuation allowance	(19,167)	(83,746)
Homebuilding interest amortized to cost of sales and interest expense	25,718	13,359
Gain on early extinguishment of debt	5,333	1,125
Less:
Income (loss) from financial services subsidiary	(945)	1,798
Depreciation and amortization from financial services subsidiary	175	207
Loss on disposal of property and equipment	663	—
Net changes in operating assets and liabilities:
Trade and other receivables	6,393	3,577
Mortgage loans held for sale	(15,799)	(99,783)
Inventories-owned	(41,822)	36,058
Inventories-not owned	678	(55)
Deferred income taxes	19,167	60,849
Other assets	(120,274)	(219,991)
Accounts payable	7,793	28,057
Accrued liabilities	10,135	27,186

Adjusted Homebuilding EBITDA	$7,260	$(6,487)

Three Month Period Ended March 31, 2009 Compared to Three Month Period Ended March 31, 2008

Overview

Our operations continue to be impacted by weak housing demand in substantially all of the major housing markets across the country. The decline in demand has led to significant home price reductions and incentives to move inventory which has adversely impacted our gross margins and triggered asset impairments and land deposit write-offs. These conditions were brought about as a result of a housing supply/demand imbalance, record foreclosures, declining home prices, low consumer confidence and rising unemployment. These conditions have created a much more competitive market for new homes which has contributed to slower sales rates and delivery volumes and further reductions in home prices. We have continued to adjust our overhead structure to better align our operations with the decline in demand for new homes by making aggressive reductions in our headcount and consolidating our divisions.

During the three months ended March 31, 2009, we reduced our consolidated homebuilding debt by approximately $75.1 million primarily through the repurchase of $26.9 million of our senior notes, the repayment of $35.0 million of our bank credit facilities and a $14.5 million reduction in secured project debt and other notes payable. For the three months ended March 31, 2009, we generated cash flows from operations of $129.0 million, which included $114.5 million related to the receipt of our 2008 federal income tax refund.

For the 2009 first quarter we generated a net loss of $49.5 million, or $0.21 per diluted share, compared to a net loss of $216.9 million, or $3.00 per diluted share, in the first quarter of 2008. The decrease in the net loss was driven primarily by a $161.5 million decrease in homebuilding asset impairment charges and a $27.1 million decrease in SG&A expenses, offset by a 40% reduction in homebuilding revenues. Our results for the three months ended March 31, 2009 and 2008 included pretax impairment charges totaling $30.8 million and $192.3 million, respectively, which is discussed in more detail below.

Homebuilding

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$98,654	$161,950	(39%	)
Southwest (1)	63,233	109,896	(42%	)
Southeast	47,648	76,397	(38%	)

Total homebuilding revenues	$209,535	$348,243	(40%	)

Homebuilding pretax loss:
California	$(18,873)	$(177,446)	(89%	)
Southwest (1)	(10,956)	(10,949)	0%
Southeast	(10,768)	(19,043)	(43%	)
Corporate	(7,212)	(9,613)	(25%	)

Total homebuilding pretax loss	$(47,809)	$(217,051)	(78%	)

Homebuilding pretax impairment charges:
California	$19,643	$165,348	(88%	)
Southwest (1)	7,161	11,455	(37%	)
Southeast	4,001	15,542	(74%	)

Total homebuilding pretax impairment charges	$30,805	$192,345	(84%	)

Homebuilding pretax impairment charges by type:
Deposit write-offs	$2,055	$2,285	(10%	)
Inventory impairments	28,750	170,005	(83%	)
Joint venture impairments	—	20,055	(100%	)

Total homebuilding pretax impairment charges	$30,805	$192,345	(84%	)

	March 31, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Total Assets:
California	$781,319	$810,619	(4%	)
Southwest (1)	273,768	299,039	(8%	)
Southeast	259,107	275,893	(6%	)
Corporate	699,663	777,256	(10%	)

Total homebuilding	2,013,857	2,162,807	(7%	)
Financial services	73,294	88,464	(17%	)
Discontinued operations	383	1,217	(69%	)

Total Assets	$2,087,534	$2,252,488	(7%	)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

We generated a homebuilding pretax loss from continuing operations for the 2009 first quarter of $47.8 million compared to a pretax loss of $217.1 million in the year earlier period. Our homebuilding pretax loss from continuing operations for the 2009 first quarter included $30.8 million of asset impairment charges, which are detailed in the table above, and $13.6 million of restructuring charges. The decrease in pretax loss was primarily the result of a $161.5 million decrease in impairment charges, a $27.1 million decrease in our selling, general and administrative (“SG&A”) expenses (which included approximately $12.0 million in restructuring charges related to severance and division consolidations), a $23.7 million decrease in our joint venture loss (to income of $3.1 million), and a $3.9 million increase in other income. These changes were partially offset by a 40% decrease in homebuilding revenues to $209.5 million and an increase in interest expense of approximately $11.0 million. The inventory impairment charges were included in cost of sales, the joint venture charges were included in income (loss) from unconsolidated joint ventures and deposit write-offs were included in other income (expense).

Homebuilding revenues from continuing operations for the three months ended March 31, 2009 decreased 40% from the year earlier period as a result of a 34% decrease in new home deliveries (exclusive of joint ventures and discontinued operations) and a 10% decrease in our consolidated average home price to $300,000.

	Three Months Ended March 31,
	2009	2008	% Change
New homes delivered:
California	218	304	(28%	)

Arizona	72	155	(54%	)
Texas (1)	128	179	(28%	)
Colorado	30	46	(35%	)
Nevada	2	21	(90%	)

Total Southwest	232	401	(42%	)

Florida	160	202	(21%	)
Carolinas	77	129	(40%	)

Total Southeast	237	331	(28%	)

Consolidated total	687	1,036	(34%	)
Unconsolidated joint ventures	19	99	(81%	)
Discontinued operations (including joint ventures) (2)	3	87	(97%	)

Total (including joint ventures) (2)	709	1,222	(42%	)

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 34% during the 2009 first quarter as compared to the prior year period. The decline in deliveries reflected the significant slowdown in our order activity, a decrease in our backlog levels and weaker housing demand in all of the markets in which we operate.

	Three Months Ended March 31,
	2009	2008	% Change
Average selling prices of homes delivered:
California	$453,000	$533,000	(15%	)

Arizona	225,000	246,000	(9%	)
Texas (1)	274,000	267,000	3%
Colorado	299,000	334,000	(10%	)
Nevada	234,000	305,000	(23%	)

Total Southwest	261,000	268,000	(3%	)

Florida	192,000	213,000	(10%	)
Carolinas	211,000	258,000	(18%	)

Total Southeast	198,000	231,000	(14%	)

Consolidated (excluding joint ventures)	300,000	334,000	(10%	)
Unconsolidated joint ventures (2)	538,000	481,000	12%

Total (including joint ventures) (2)	$307,000	$347,000	(12%	)

Discontinued operations (including joint ventures) (2)	$224,000	$164,000	37%

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2009 first quarter, our consolidated average home price (excluding joint ventures and discontinued operations) decreased 10% to $300,000 as compared to $334,000 for the year earlier period. The decline in our consolidated average price was due primarily to the significant level of incentives, discounts and price reductions required to sell homes in most of our markets and geographic delivery mix changes.

Our average home price in California (exclusive of joint ventures) decreased 15% to $453,000 in the 2009 first quarter from $533,000 in the year earlier period due to downward pricing pressure from weaker demand and a greater distribution of deliveries generated in the 2009 first quarter from our more affordable Inland Empire communities combined with a decline in the number of deliveries from our higher priced Orange County communities as compared to the year earlier period.

Our average price in Arizona decreased 9% year-over-year to $225,000 reflecting the extremely competitive new and existing home market in Phoenix and the high level of foreclosures in this market. In Texas, our average home price increased 3% as compared to the year earlier period reflecting a product mix shift to larger, higher priced homes within Austin, which was offset in part by downward pricing pressure experienced in both our Dallas and Austin markets. The Las Vegas, Nevada market continues to be one of the weakest housing markets in the country and has been adversely impacted by record high foreclosure activity.

In the Carolinas, our average home price decreased 18% in the 2009 first quarter as compared to the year earlier period which primarily reflected downward pricing pressure combined with a change in product mix towards more attached townhome deliveries in the 2009 first quarter than the year earlier period.

Gross Margin

Our gross margin continued to remain under pressure from weak housing demand and declining prices across all of our markets. Our 2009 first quarter homebuilding gross margin percentage from continuing operations (including land sales) was 3.9% compared to a negative 33.8% in the prior year period. The 2009 first quarter gross margin reflected $28.7 million of pretax inventory impairment charges related to 13 projects, of which $26.3 million related to current and future projects and $2.4 million related to land intended to be sold. The impairments related primarily to two projects located in California totaling $19.6 million. Inventory impairments for the 2008 first quarter totaled $170.0 million. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three months ended March 31, 2009 and 2008, were generally in the 6% to 12% range and discount rates were generally in the 15% to 25% range. Excluding the housing inventory impairment charges from continuing operations and land sales, our 2009 first quarter gross margin percentage from home sales would have been 17.4% versus 15.1% in the prior year period (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 230 basis point increase in the year-over-year adjusted gross margin percentage was driven largely by higher gross margins in California, the lower land basis in inventories due to impairments taken in 2008, and our efforts to reduce direct construction costs through rebidding of contracts and value engineering. These factors were partially offset by lower home prices. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three months ended March 31, 2009 and 2008 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended March 31,
	2009	Gross Margin %	2008	Gross Margin %
		(Dollars in thousands)
Homebuilding gross margin	$8,098	3.9%	$(117,594)	(33.8%	)
Less: Land sale revenues	(3,302)		(2,255)
Add: Cost of land sales	4,735		31,495

Gross margin from home sales	9,531	4.6%	(88,354)	(25.5%	)
Add: Housing inventory impairment charges	26,332		140,659

Gross margin from home sales, as adjusted	$35,863	17.4%	$52,305	15.1%

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

SG&A Expenses

Our SG&A expense rate from continuing operations (including corporate G&A) for the 2009 first quarter was 25.0% of homebuilding revenues compared to 22.8% for year earlier period. The higher level of SG&A expenses as a percentage of homebuilding revenues was due primarily to: (i) a lower level of revenues to spread costs over and (ii) $12.0 million in restructuring charges related to $9.3 million in severance costs and $2.7 million in lease termination costs related to division consolidations. Excluding the restructuring charges, our SG&A as a percentage of homebuilding revenues for the 2009 first quarter would have been 19.3% versus 22.3% in the prior year period (please see the table set forth below reconciling this non-GAAP measure to our SG&A rate). The 300 basis point decrease in our year-over-year adjusted SG&A rate was primarily due to a decrease in personnel costs as a result of reductions in headcount, a reduction in advertising and marketing expenses, and a decrease in the level of incentive-based compensation expense.

The table set forth below reconciles our SG&A expense and SG&A rate for the three months ended March 31, 2009 and 2008 to our SG&A expense and SG&A rate, excluding restructuring charges:

	Three Months Ended March 31,
	2009	SG&A %		2008	SG&A %
		(Dollars in thousands)
Selling, general and administrative expenses	$52,379	25.0%		$79,444	22.8%
Less: Restructuring charges	(12,001)	(5.7%	)	(1,870)	(0.5%	)

Selling, general and administrative expenses, excluding restructuring charges	$40,378	19.3%		$77,574	22.3%

We believe that the measures described above, which exclude the effect of restructuring charges, are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to restructuring. However, it should be noted that such measures are not GAAP financial measures. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Unconsolidated Joint Ventures

Income from unconsolidated joint ventures during the 2009 first quarter was $3.1 million as compared to a loss of $20.6 million in the year earlier period. The 2009 first quarter income primarily represented $3.2 million of income from land deposits forfeited at one of our Southern California land development joint ventures. The loss in the 2008 first quarter reflected a $20.1 million pretax charge related to our share of joint venture inventory impairments related to 8 projects located predominantly in California and to a much smaller degree, in Arizona, Texas and Illinois.

Interest Expense

For the 2009 first quarter, we expensed $11.0 million of interest costs related to the portion of real estate inventories which we were not actively preparing for their intended use, and as a result were deemed unqualified assets in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”). All interest costs incurred during the 2008 first quarter were capitalized to inventories. To the extent our debt continues to exceed our qualified inventory in the future, we will expense a portion of the interest related to such debt.

Other Income (Expense)

Included in other income (expense) for the three months ended March 31, 2009 and 2008 were pretax charges of approximately $2.1 million and $2.3 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. While the level of lot option deposits still outstanding as of March 31, 2009 has dropped significantly from prior years, we continue to carefully evaluate each land purchase in our acquisition pipeline in light of weak market conditions and in light of the fact that any decision to abandon additional lot option transactions could lead to further deposit and capitalized preacquisition cost write-offs. The 2009 first quarter also included a $5.3 million gain related to the redemption of $22.5 million of our 6 1/2% senior notes due 2010 and $4.4 million of our 6 7/8% senior notes due 2011. For the three months ended March 31, 2008, other income (expense) also included a $1.1 million gain related to the early extinguishment of $22.5 million of our 6 1/2% Senior Notes due 2008 and $1.1 million in construction fee income.

	Three Months Ended March 31,
	2009	2008	% Change
Net new orders (1):
California	263	438	(40%	)

Arizona	40	143	(72%	)
Texas (2)	108	157	(31%	)
Colorado	29	67	(57%	)
Nevada	—	13	(100%	)

Total Southwest	177	380	(53%	)

Florida	179	267	(33%	)
Carolinas	115	160	(28%	)

Total Southeast	294	427	(31%	)

Consolidated total	734	1,245	(41%	)
Unconsolidated joint ventures (3)	50	53	(6%	)
Discontinued operations	2	70	(97%	)

Total (including joint ventures)	786	1,368	(43%	)

	Three Months Ended March 31,
	2009	2008	% Change
Average number of selling communities during the year:
California	53	68	(22%	)

Arizona	11	18	(39%	)
Texas (2)	20	30	(33%	)
Colorado	7	9	(22%	)
Nevada	2	4	(50%	)

Total Southwest	40	61	(34%	)

Florida	39	46	(15%	)
Carolinas	26	30	(13%	)

Total Southeast	65	76	(14%	)

Consolidated total	158	205	(23%	)
Unconsolidated joint ventures (3)	10	16	(38%	)
Discontinued operations	—	7	(100%	)

Total (including joint ventures)	168	228	(26%	)

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(2)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders (excluding joint ventures and discontinued operations) for the 2009 first quarter decreased 41% to 734 new homes. Our consolidated cancellation rate for the three months ended March 31, 2009 was 24%, down from 33% for the 2008 fourth quarter and flat as compared to the 2008 first quarter. Our sales absorption rate for the 2009 first quarter was 1.5 per month per community, down from the prior year first quarter of 2.0 per month per community, but up from the anemic sales pace of 1.0 per month per community for the 2008 fourth quarter. The improvement in our sales absorption rate from the 2008 fourth quarter reflects seasonality, a decrease in our cancellation rate and the impact of historically low interest rates and increased affordability. Notwithstanding the improvement during the quarter, sales absorption rates still remain low relative to historical rates and reflect the challenging housing market, including an oversupply of homes available for sale, elevated levels of foreclosure properties and weak general economic conditions, including low consumer confidence and high unemployment. These conditions have been magnified by the tightening of available mortgage credit for homebuyers, and decreased availability of jumbo loans and other mortgage products. These and other conditions have resulted in a declining home price environment which has contributed to an erosion of homebuyer confidence, a decrease in the pool of qualified buyers and a resulting decrease in our new home sales volume.

Net new orders in California (excluding joint ventures) for the 2009 first quarter decreased 40% from the 2008 first quarter on a 22% lower average community count. Our cancellation rate in California was 21% for the 2009 first quarter compared to 25% in the 2008 first quarter and 30% in the 2008 fourth quarter.

Net new orders in Arizona were down 72% for the 2009 first quarter on a 39% lower average community count and reflected weaker demand for new and existing homes in the Phoenix market. The cancellation rate in Arizona was 38% in the 2009 first quarter, an increase from 26% in the year earlier period and 31% for the 2008 fourth quarter. The Phoenix market has been adversely impacted by a high level of foreclosures. Order activity in Texas was down 31% on an absolute basis, but up slightly on a monthly sales absorption basis. In Colorado, net new orders for the three months ended March 31, 2009 were down on a lower community count, in what has been a challenging market for some time. We did not generate any net new orders in Nevada during the 2009 first quarter primarily due to having a very limited supply of new homes available for sale in this market (18 homes available for sale at March 31, 2009) coupled with the weak housing market conditions in Las Vegas, which has been particularly impacted by an oversupply of homes and foreclosures.

Net new orders in Florida decreased 33% in the 2009 first quarter. Our cancellation rate in Florida decreased measurably from 34% in the 2008 fourth quarter to 22% for the 2009 first quarter and was up slightly as compared to the year earlier cancellation rate of 19%. All of the Florida markets in which we operate continued to experience erosion in buyer demand and an increased level of available homes on the market. Net new orders in the Carolinas during the 2009 first quarter were down 28% on a lower community count as a result of continued slowing in housing demand in these markets. Our cancellation rate of 12% in the Carolinas for the 2009 first quarter was down from 14% in the year earlier period and down meaningfully from the 2008 fourth quarter cancellation rate of 26%.

	At March 31,
	2009		2008
	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	199	$89,954	437	$211,576

Arizona	44	9,535	182	43,848
Texas (1)	110	33,468	279	86,484
Colorado	77	23,814	144	52,273
Nevada	2	458	21	5,805

Total Southwest	233	67,275	626	188,410

Florida	166	33,930	285	69,738
Carolinas	91	21,049	140	35,826

Total Southeast	257	54,979	425	105,564

Consolidated total	689	212,208	1,488	505,550
Unconsolidated joint ventures (2)	57	33,744	77	62,711
Discontinued operations	—	—	27	5,631

Total (including joint ventures)	746	$245,952	1,592	$573,892

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures and discontinued operations) as of March 31, 2009 decreased 58% from the year earlier period to approximately $212.2 million. The decrease in backlog reflects the slowdown in order activity experienced during 2008 as a result of weaker housing market conditions combined with a shorter average escrow period from sales contract date to delivery date. All orders are subject to potential cancellation by the customer.

	At March 31,
	2009	2008	% Change
Building sites owned or controlled:
California	8,254	11,282	(27%	)

Arizona (1)	2,062	2,758	(25%	)
Texas (1)	1,736	3,132	(45%	)
Colorado	344	726	(53%	)
Nevada	1,992	2,369	(16%	)

Total Southwest	6,134	8,985	(32%	)

Florida	6,584	8,320	(21%	)
Carolinas	1,801	3,117	(42%	)
Illinois	—	62	(100%	)

Total Southeast	8,385	11,499	(27%	)

Discontinued operations	2	836	(100%	)

Total (including joint ventures)	22,775	32,602	(30%	)

Building sites owned	18,265	21,491	(15%	)
Building sites optioned or subject to contract	2,281	4,621	(51%	)
Joint venture lots (2)	2,227	5,654	(61%	)

Total continuing operations	22,773	31,766	(28%	)
Discontinued operations	2	836	(100%	)

Total (including joint ventures)	22,775	32,602	(30%	)

(1)	Arizona and Texas exclude our Tucson and San Antonio divisions, which are classified as discontinued operations.

(2)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of March 31, 2009 decreased 30% from the year earlier period, which reflects our efforts to generate cash, reduce our real estate inventories, and to better align our land supply with the current level of new housing demand.

	At March 31,
	2009	2008	% Change
Homes under construction (including specs):
Consolidated (excluding podium projects)	865	1,984	(56%	)
Podium projects	134	134	0%

Total consolidated	999	2,118	(53%	)
Joint ventures	44	394	(89%	)

Total continuing operations (1)	1,043	2,512	(58%	)
Discontinued operations	—	14	(100%	)

Total	1,043	2,526	(59%	)

Spec homes under construction:
Consolidated (excluding podium projects)	494	835	(41%	)
Podium projects	134	134	0%

Total consolidated	628	969	(35%	)
Joint ventures	24	342	(93%	)

Total continuing operations (1)	652	1,311	(50%	)
Discontinued operations	—	7	(100%	)

Total	652	1,318	(51%	)

Completed and unsold homes:
Consolidated (excluding podium projects)	500	535	(7%	)
Podium projects	104	2	5,100%

Total consolidated	604	537	12%
Joint ventures	108	33	227%

Total continuing operations (1)	712	570	25%
Discontinued operations	1	19	(95%	)

Total	713	589	21%

(1)	Excludes our San Antonio division, which is classified as a discontinued operation.

The number of homes under construction from continuing operations (exclusive of joint ventures) as of March 31, 2009 decreased 53% from the year earlier period, and 25% since December 31, 2008, in response to our desire to better match new construction starts with lower sales volume and to preserve cash. Total completed and unsold homes from continuing operations (excluding joint ventures) as of March 31, 2009 increased 12% compared to March 31, 2008 and 3% since December 31, 2008. Excluding 104 units from a podium project in Southern California that was completed during the 2009 first quarter, the number of completed and unsold homes as of March 31, 2009 decreased 15% since December 31, 2008, and 7% compared to March 31, 2008, reflecting our focus on managing our level of speculative inventory.

Financial Services

In the 2009 first quarter, our financial services subsidiary generated a pretax loss of approximately $0.9 million compared to a pretax income of $1.8 million in the year earlier period. The decrease in pretax income was driven primarily by a 50% year-over-year decrease in the volume of loans sold during the 2009 first quarter and a $1.0 million increase in the loan loss reserve, primarily related to loans held for investment. These decreases and charges were partially offset by a decrease in fixed and variable personnel expenses due to a reduction in headcount to better align our fixed overhead with lower production levels. The decrease in loan sales was primarily the result of a decrease in new home deliveries in the markets in which our financial services subsidiary operates.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Three Months Ended March 31,
	2009	2008
Mortgage Loan Origination Product Mix:
Conforming loans	37%	62%
Government loans	56%	25%
Jumbo loans	6%	11%
Other loans	1%	2%

	100%	100%

Loan Type:
Fixed	98%	87%
ARM	2%	13%
ARM loans ≥ 5 year initial adjustment period	100%	96%
Interest only (ARM’s)	100%	86%
Credit Quality:
FICO score ≥ 700	96%	88%
FICO score between 699 - 620	3%	11%
FICO score < 620 (sub-prime loans)	1%	1%
Avg. FICO score	733	732
Other Data:
Avg. combined LTV ratio	88%	86%
Full documentation loans	99%	90%
Non-Full documentation loans	1%	10%
Loan Capture Rates	77%	75%

Income Taxes

During the three months ended March 31, 2009 and 2008, we recorded noncash valuation allowances of $19.2 million and $83.7 million, respectively, against our net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As of March 31, 2009, our total deferred tax asset valuation allowance was $673.3 million. To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations, by reducing the valuation allowance and sheltering a portion of taxable income.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred during the 2008 second quarter as a result of closing the first phase of the Investment Agreement with MP CA Homes LLC (“MatlinPatterson”). Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. The Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods.

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of our Tucson and San Antonio assets. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Net loss from discontinued operations for the three months ended March 31, 2009 and 2008 was approximately $0.5 million and $1.2 million, respectively.

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

For the three months ended March 31, 2009, we generated approximately $129.0 million in cash flows from operating activities driven primarily from the receipt of a $114.5 million tax refund related to our 2008 federal tax return and a $41.1 million decrease in our inventories related to a reduction in the number of homes under construction and a decrease in land purchases. These cash flows were partially offset by a $7.3 million payment to exit a joint venture, operating losses and other changes in working capital. Cash flows from operating activities were offset in part by the use of approximately $84.4 million in cash for the repayment of homebuilding and mortgage credit facility debt. The impact of these cash flow activities resulted in a $41.9 million net increase in our homebuilding cash balance during the quarter to $668.3 million (including $125.0 million in restricted cash) at March 31, 2009.

Revolving Credit Facility and Term Loans

We have a revolving credit facility, Term Loan A and Term Loan B (collectively, the “Credit Facilities”). As of March 31, 2009, we had approximately $42.1 million and $225 million outstanding on our Term Loan A and Term Loan B, respectively, and $27.9 million outstanding and $29.7 million in letters of credit outstanding (of which $25.5 million was unsecured) under our revolving credit facility. The revolving credit facility has a current commitment amount of $367.1 million and a letter of credit sublimit of $85.5 million. We are required to make principal amortization payments under the revolving credit facility and Term Loan A of $5 million per facility, per quarter, and must secure future revolving credit facility borrowings and letters of credit with collateral (including model homes) based on specified loan-to-value ratios. In addition, the commitment under the revolving credit facility is automatically reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter. The collateral requirement effectively limits the amount of borrowings and letters of credit available under our revolving credit facility. As of March 31, 2009, we had approximately $164.9 million of borrowing and letter of credit capacity based on available collateral.

On February 13, 2009, we amended our Credit Facilities to enable us to voluntarily repurchase our 5 1/8% Senior Notes due 2009 (the “2009 Notes”), 6½% Senior Notes due 2010 (the “2010 Notes”) and 6 7/8% Senior Notes due 2011 (the “2011 Notes”). The amendment provides that within one business day after any repurchase of our 2010 Notes we will be required to make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 50% of the amount of such repurchase and within one business day after any repurchase of the 2011 Notes we will be required to make an aggregate prepayment under the revolving credit facility and the Term Loan A totaling an amount equal to 100% of the amount of such repurchase. In February 2009, we made a $25.0 million prepayment of the revolving credit facility and Term Loan A debt. This prepayment was allocated (and additional prepayments will be allocated) 58.5% to the revolving credit facility and 41.5% to the Term Loan A. Following the effective date of the amendment, we repurchased $22.5 million of our 2010 Notes and $4.4 million of our 2011 Notes. The $25.0 million prepayment of the revolving credit facility and Term Loan A was credited towards the prepayment that would otherwise have been required in connection with these repurchases. In addition, future prepayments of the revolving credit facility (accompanied by a corresponding reduction of the revolving commitments) and the Term Loan A will be credited towards any payments otherwise required in connection with future repurchases of the 2010 and 2011 Notes.

The Credit Facilities contain a cash flow coverage covenant requiring us to maintain either a ratio of cash flow from operations to consolidated homebuilding interest incurred that is greater than or equal to 1.75 to 1.0, (the “Cash Flow Coverage Ratio”) or a minimum cash interest reserve equal to our last four fiscal quarter’s actual cash interest incurred. The Credit Facilities also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of certain debt and the incurrence of debt. The Credit Facilities do however permit the early repayment of our 2010 Notes and our 2011 Notes. The limitation on incurring new debt contains a number of exceptions including the ability to borrow up to $270 million of debt (“ACI Debt”) for acquired, constructed or improved assets (or $500 million of ACI Debt if we have fully secured the revolving credit facility and Term Loan A borrowings), non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after the maturity dates of the revolving credit facility and Term Loan A. As of March 31, 2009, we had approximately $55.3 million of ACI Debt outstanding which represented the joint venture debt we assumed in connection with two joint venture unwinds that occurred during the 2008 fourth quarter.

As of March 31, 2009, our Cash Flow Coverage Ratio was 1.57 to 1.0, and as a result, we are required to maintain a minimum interest reserve. During the 2009 first quarter, one of our unrestricted subsidiaries deposited approximately $120.8 million of cash into a deposit account with our agent bank for this purpose based on the cash interest incurred for the last four fiscal quarters ended December 31, 2008. The cash interest reserve requirement based on the last four fiscal quarters ended March 31, 2009 was $116.2 million. The interest reserve balance requirement will decrease as our debt levels are reduced.

Senior and Senior Subordinated Notes

In addition to our Credit Facilities, as of March 31, 2009, we had $1,019.5 million of senior and senior subordinated notes outstanding (the “Notes”). The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. As of March 31, 2009, we were unable to satisfy either condition. As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to $550 million under bank credit facilities (including our revolving credit facility), non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness.

Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either a leverage condition or interest coverage condition. Our ability to make restricted payments is also subject to a basket limitation. When we were in compliance with the limitation on restricted payments, we directly made restricted payments to our joint ventures and other restricted subsidiaries. Since September 30, 2008, we have made restricted payments (including investments in joint ventures) from funds held in our unrestricted subsidiaries which are not subject to this prohibition. As of March 31, 2009, we had approximately $389.7 million of cash (excluding $124.6 million in restricted cash) in our unrestricted subsidiaries available to fund our joint venture capital requirements and other restricted payment needs.

The leverage and interest coverage conditions contained in our 6 1 /4% Senior Notes due 2014 (our most restrictive series of Notes based on the leverage condition as of March 31, 2009) are set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2009	Covenant Requirements at March 31, 2009

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	3.95	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	0.35	≥	2.00

(1)	The leverage ratio under the indenture governing our 9 1/4% Senior Subordinated Notes due 2012 is ≤ 2.50.

During the three months ended March 31, 2009, we repurchased at a discount $22.5 million of our 2010 Notes and $4.4 million of our 2011 Notes. In addition, the remaining balance of $124.6 million of our 5 1/8% Senior Notes due 2009 was repaid in full on April 1, 2009, the maturity date of these notes. In the future, we may, from time to time, undertake negotiated and open market purchases of our notes prior to maturity when they can be purchased at attractive discounts to their par value. Such repurchases, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors.

Senior Subordinated Convertible Notes

We have $78.5 million of 6% Senior Subordinated Convertible Notes (the “Convertible Notes”) due on October 1, 2012. In connection with the adoption of FASB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”), we reclassified a portion of our Convertible Notes to stockholders equity and the remaining principal amount will be accreted to its redemption value of $78.5 million over the remaining term of these notes. FSP 14-1 also requires the restatement of the principal amount for any prior periods in which the Convertible Notes are outstanding. As of March 31, 2009, the principal amount of the Convertible Notes reflected in our accompanying consolidated financial statements was approximately $54.2 million.

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

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 47, in connection with our land development and homebuilding joint ventures we have typically obtained secured acquisition, development and construction financing, intended to reduce the use of funds from corporate financing sources. As market conditions have deteriorated we have, and may be required in the future to, expend corporate funds for previously unanticipated obligations associated with these joint ventures, including to:

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

At March 31, 2009, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $406.4 million consisting of approximately $248.9 million of non-recourse debt related to two joint ventures and approximately $157.5 million of debt related to six joint ventures that have recourse to the Company.

Other Financing Sources

Secured Project Debt and Other Notes Payable. At March 31, 2009, we had approximately $87.6 million outstanding in secured project debt that was assumed in connection with the unwinding of three joint ventures during 2008, of which $32.3 million is scheduled to mature in 2009 and $55.3 million is scheduled to mature in 2010. We are actively engaged with our lenders to extend maturing loans.

Our other notes payable consist of purchase money mortgage financing utilized to finance land acquisitions, as well as community development district (“CDD”), community facilities district and other similar assessment district bond financings used to finance land development and infrastructure costs. Subject to certain exceptions, we generally are not responsible for the repayment of these assessment district bonds.

Mortgage Credit Facilities. During the three months ended March 31, 2009, our mortgage financing subsidiary utilized four mortgage credit facilities to fund its operations. Two of these mortgage credit facilities matured during the quarter. The remaining facilities are uncommitted (meaning that the lender has discretion to refuse to fund requests) and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $3.8 million. These facilities, which are scheduled to mature in June 2009, have an aggregate borrowing capacity totaling $80 million. We are currently negotiating with the lender on these remaining facilities to replace or amend them. At March 31, 2009, we had approximately $46.9 million advanced under the remaining facilities and as of and for the three months ended March 31, 2009, we were in compliance with the financial and other covenants contained in these facilities.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects. At March 31, 2009, we had approximately $256.7 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $90.6 million remaining in cost to complete. Surety providers have become increasingly reluctant to issue new bonds and some have asked for security with respect to outstanding bonds. If we are unable to obtain required bonds in the future, or are required to provide security for existing bonds, our liquidity would be negatively impacted.

Tax Refunds. During the three months ended March 31, 2009, we collected a tax refund of $114.5 million related to our 2008 federal net operating loss (“NOL”) carrybacks. We believe that an ownership change under Section 382 occurred during the 2008 second quarter as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited in the use of certain tax attributes that relate to tax periods prior to the ownership change. These potential carryback limitations did not have an impact on our ability to carry back our 2008 net operating loss to 2006 for refund purposes, however, the Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods.

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

Dividends

We paid no dividends to our stockholders during the three months ended March 31, 2009. Subject to limited exceptions, we are prohibited by the terms of our revolving credit facility, senior term loans and public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases

We did not repurchase capital stock during the three months ended March 31, 2009. Subject to limited exceptions, we are prohibited by the terms of our revolving credit facility, senior term loans, and public note indentures from repurchasing capital stock for cash.

Leverage

Our homebuilding leverage ratio was 79.6% at March 31, 2009 and our adjusted net homebuilding debt to adjusted total book capitalization was 67.4%. This adjusted ratio reflects the offset of homebuilding cash in excess of $5 million and excludes $46.9 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments and operating losses incurred by us as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008. Excluding the impact and timing of recording impairments, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At March 31, 2009, we had two option contracts outstanding with third party financial entities with approximately $3.6 million of remaining land development improvement costs, of which $3.3 million will be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land. At March 31, 2009, we had both non-refundable and refundable cash deposits and letters of credit outstanding of approximately $14.1 million and capitalized preacquisition and other development and construction costs of approximately $3.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $132.8 million. Approximately $26.3 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2009, we did not enter into any new option contracts.

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

For the three months ended March 31, 2009 and 2008, we incurred pretax charges (net of recoveries) of approximately $2.1 million and $2.3 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which is intended to reduce the use of funds from corporate financing sources. We are currently reducing our investments in joint ventures and intend to minimize the use of these types of arrangements in the future. At March 31, 2009, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $406.4 million and equity that totaled $359.6 million, compared to $421.8 million in joint venture indebtedness and $372.8 million in equity as of December 31, 2008.

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations, either directly or indirectly, with our other partners. At March 31, 2009, we were liable for a total of $157.5 million in credit enhancements related to six of our unconsolidated joint ventures. Assuming we had been required to fund the $157.5 million in credit enhancements at March 31, 2009, we would have been entitled to seek reimbursement from our partners through the contribution provisions contained in the applicable joint venture documents for up to approximately $67.2 million. The collectability of any such amounts will be dependent upon, among other things, the financial viability of our partner at the time we seek reimbursement.

Additional Capital Contributions and Consolidation. Many of our joint venture agreements require that we and our joint venture partners make additional capital contributions, including contributions for planned development and construction costs, cost overruns, joint venture loan remargin obligations and scheduled principal reduction payments. If our joint venture partners fail to make their required capital contributions, in addition to making our own required capital contribution, we may find it necessary to make an additional capital contribution equal to the amount the partner was required to contribute. While making capital contributions on behalf of our partners may allow us to exercise various remedies under our joint venture operating agreements (including diluting our partner’s equity interest and/or profit distribution percentage), making these contributions could also result in our being required to consolidate the operations of the applicable joint venture into our consolidated financial statements which may negatively impact our leverage. Also, if we have a dispute with one of our joint venture partners and are unable to resolve it, the buy-sell provision in the applicable joint venture agreement may be triggered or we may enter into a negotiated settlement. In such an instance, we may be required to either sell our interest to our partner or purchase our partner’s interest. If we are required to purchase our partner’s interest, we will be required to fund this purchase (including satisfying any joint venture indebtedness either through repayment or the assumption of such indebtedness), as well as to complete the joint venture project, utilizing corporate financing sources. If we sell our interest to our partner, we may be required to make a payment to induce our partner to release us from our venture obligations. Based on current market conditions, it is likely that we and our joint venture partners will be required to make additional capital contributions to certain of our joint ventures.

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

Land Takedown Obligations. Our land development joint ventures in some cases require us to purchase lots from the venture at pre-agreed times and prices. As market conditions deteriorate, the required purchase terms of these lots may become uneconomic. As of March 31, 2009, we had obligations to purchase lots related to one joint venture totaling approximately $21.2 million.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. At March 31, 2009, our joint ventures had approximately $46.9 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners and had an estimated $14.7 million remaining in cost to complete.

Recent Developments Related to our Joint Ventures. As of March 31, 2009, we held membership interests in 25 homebuilding and land development joint ventures (including discontinued operations), of which 14 were active and 11 were inactive or winding down. Of the 14 active homebuilding and land development joint ventures, eight had project specific financing as of March 31, 2009. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 10 largest joint ventures based on total assets as of March 31, 2009, representing over 90% of the assets and debt of our unconsolidated joint ventures.

			As of March 31, 2009
	Year Formed	Location	Total Joint Venture			Debt-to-Total Capitalization	Standard Pacific Recourse Debt
Joint Venture Name			Assets	Debt (1)	Equity
					(Dollars in thousands)
Homebuilding:
LB/L-Duc II Scally Ranch	2002	American Canyon, CA	$28,080	$22,950	$1,364	94.4%	$22,950
SP 4S Townhomes	2004	San Diego, CA	6,634	—	5,396	0.0%	N/A
Chatelaine II Ventures	2004	Los Angeles, CA	18,412	22,549	(4,859)	127.5%	22,549
Talega Associates (2)	1997	San Clemente, CA	70,245	44,946	24,190	65.0%	44,946
Foundry Lofts	2006	Torrance, CA	18,838	23,078	(8,122)	154.3%	23,078

Subtotal Select Homebuilding Joint Ventures			142,209	113,523	17,969	86.3%	113,523

Land Development:
Black Mountain Ranch	2003	San Diego, CA	119,281	42,057	57,711	42.2%	42,057
Nov. 2005 Land Investors (3)	2005	Las Vegas, NV	471,616	225,127	194,472	53.7%	—
Riverpark Legacy	2004	Oxnard, CA	32,474	—	30,383	0.0%	N/A
Centenial Founders	2000	Valencia, CA	50,007	—	47,611	0.0%	N/A
Blue Horizons Estates	2004	Maricopa County, AZ	5,690	—	5,156	0.0%	N/A

Subtotal Select Land Development Joint Ventures			679,068	267,184	335,333	44.3%	42,057

Subtotal of Select Joint Ventures			821,277	380,707	353,302	51.9%	155,580

Other Homebuilding and Land Development Joint Ventures (4)			15,066	1,912	7,408	20.5%	1,912
Discontinued operations (5)			24,953	23,818	(1,133)	105.0%	—

Total Homebuilding and Land Development Joint Ventures			$861,296	$406,437	$359,577	53.1%	$157,492

(1)	Scheduled maturities of the joint venture debt is as follows: $184.4 million has matured or is scheduled to mature during the remainder of 2009 (of which $43.2 million represents non-recourse debt); $40.2 million is scheduled to mature in 2010 (of which $23.8 million represents non-recourse debt); $101.3 million is scheduled to mature in 2011, all of which is non-recourse debt; and $80.5 million is scheduled to mature in 2012, all of which is non-recourse debt. We are actively engaged with our joint venture lenders to extend maturing loans.

(2)	This joint venture was originally a land development venture consisting of approximately 3,800 lots and now consists of two homebuilding projects with approximately 88 lots remaining.

(3)	As of March 31, 2009, we had $7.6 million invested in this joint venture and are obligated to purchase $21.2 million of lots from it.

(4)	Represents approximately 14 unconsolidated homebuilding and land development joint ventures, of which three have ongoing homebuilding or land development activities and 11 are either inactive or winding down.

(5)	Reflects discontinued operations related to our Tucson operation.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn. The following lists a number of recent developments regarding our joint ventures.

•	Loan-to-Value Maintenance Related Payments. During the three months ended March 31, 2009, we did not make any capital contributions for remargin payments.

•

Renegotiation/Loan Extension. At any point in time we are generally in the process of financing, refinancing, renegotiating or extending one or more of our joint venture loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. Five of our joint ventures have loans totaling $116.4 million that have matured or are scheduled to mature in the first half of 2009. There can be no assurance that we will be able to successfully finance, refinance, renegotiate or extend all of the joint venture loans that we are currently in the process of negotiating. If we are unsuccessful in these efforts, we could be required to repay one or more of these loans from corporate liquidity sources.

•

Purchases and Consolidation. Purchasing a joint venture’s assets and paying off its debt increases our leverage and absolute consolidated debt levels. We did not purchase or consolidate any of our joint ventures during the three months ended March 31, 2009.

•	Joint Ventures Exited. During the three months ended March 31, 2009, we exited our Chicago joint venture for a $7.3 million cash payment and eliminated $19.8 million of joint venture recourse debt.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. Adoption is prospective, and early adoption was not permitted. SFAS 141R is effective for us for any business combination entered into subsequent to January 1, 2009. The adoption of SFAS 141R on January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. Upon adoption on January 1, 2009, minority interests were reclassified to noncontrolling interests as a separate component in equity for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities accounted for under FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS 161 on January 1, 2009 and have included the required disclosures in the notes to our condensed consolidated financial statements.

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). This FSP requires bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retroactive application to all periods presented is required. As a result, we have retroactively applied the standard to our financial statements for all periods presented. We adopted FSP 14-1 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.7 million with an offset to accumulated deficit of $3.6 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009. The remaining principal amount of the Convertible Notes of $53.0 million will be accreted to its redemption value, approximately $78.5 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $24.3 million and $25.5 million at March 31, 2009 and December 31, 2008, respectively. In addition, approximately $1.2 million and $1.3 million of interest was capitalized to inventories in accordance with SFAS No. 34 “Capitalization of Interest Cost” (“SFAS 34”) for the three months ended March 31, 2009 and 2008, respectively.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. During the three months ended March 31, 2009, there were no unvested share-based payment awards outstanding. In addition, during the three months ended March 31, 2008, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of FSP-EITF 03-6-1 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. FSP 107-1 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2009. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and as of March 31, 2009, the estimated fair value of the swaps represented a liability of $36.4 million and were included in accrued liabilities in our condensed consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our financial services subsidiary, Standard Pacific Mortgage. For a portion of its loan originations, Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil. As of March 31, 2009, Standard Pacific Mortgage had approximately $10.1 million in closed mortgage loans held for sale and mortgage loans in process that were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a significant portion of its mortgage loans on a non-presold basis. The loans originated on a non-presold basis are substantially “conforming” or “government” loans, which are loans eligible for sale to, or guaranteed by, a government sponsored enterprise (such as Fannie Mae, Freddie Mac, the Federal Housing Administration or the Veterans Administration). When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 45 days before the loans are sold to investors. Standard Pacific Mortgage utilizes the services of an advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of March 31, 2009, Standard Pacific Mortgage had approximately $94.1 million of closed mortgage loans held for sale and loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	the alignment of our overhead structure with current delivery levels and our speculative starts with sales;

•	our efforts to generate and preserve cash, reduce real estate inventories and to better align our land supply with the current levels of new housing demand;

•	the anticipated decrease in our interest reserve balance requirement;

•	our ability to continue to reduce our investments in joint ventures and our use of joint ventures in the future;

•	the potential need for, and magnitude of, unanticipated joint venture expenditures requiring the use of Corporate funds;

•	our ability to obtain reimbursement from our partners for their share of joint venture remargin obligations;

•	the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	our ability to renegotiate, restructure or extend joint venture loans on acceptable terms;

•	a slowdown in demand and a decline in new home orders;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, sales cancellation rates, our backlog of homes, the estimated sales value of our backlog and our expectations as to the delivery of our backlog;

•	the likelihood that we will be required to complete lot takedowns on uneconomic terms;

•	our ability to obtain surety bonds, the need to provide security to obtain surety bonds, and the impact on our liquidity;

•

the sufficiency of our capital resources and ability to access additional capital, including the sufficiency of unrestricted funds available to satisfy joint venture obligations and make other restricted payments;

•	our historical leverage trends;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	estimated remaining cost to complete the infrastructure of our projects;

•	future warranty costs;

•	litigation related costs;

•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments;

•	the estimated fair value of our swap agreements;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants;

•	our ability to purchase our notes prior to maturity at attractive discounts to par;

•	our ability to realize the value of our deferred tax assets; and

•	the impact of recent accounting pronouncements.

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

Scarborough v. Standard Pacific Corp.

On September 9, 2008, former Standard Pacific Chief Executive Officer, President and Chairman Stephen J. Scarborough initiated an arbitration proceeding before JAMS in Orange County, California alleging that by not paying him benefits of approximately $23 million in connection with the termination of his employment in March 2008 the Company violated the terms of his Change in Control Agreement with the Company. Mr. Scarborough further alleges that the termination of his employment was wrongful and that his claims are not barred by the separation agreement he signed in March 2008 inasmuch as he asserts that he was fraudulently induced to sign that agreement. The Company believes these claims are without merit. The arbitration is set for May 4-8, 2009.

Kartozian v. Standard Pacific Corp.

On October 2, 2008, former Standard Pacific Senior Vice President Jari Kartozian initiated an arbitration proceeding before JAMS in Orange County, California alleging that by not paying her approximately $1.2 million in connection with the termination of her employment in May 2008 the Company violated the terms of her Change in Control Agreement with the Company. Ms. Kartozian further alleges that she was the victim of age discrimination and that her termination of employment amounted to a wrongful termination in violation of public policy. Ms. Kartozian asserts that her claims are not barred by the separation agreement she signed in May 2008 inasmuch as she was fraudulently induced to sign that agreement. The Company believes these claims are without merit and has filed a response to the complaint, denying all of the material allegations and setting forth a number of affirmative defenses. The arbitration hearing is scheduled for October 26-29, 2009.

Chinese Drywall

Like many other homebuilders, the Company recently learned that some of its subcontractors installed drywall manufactured in China in Company constructed homes. Recent news reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). While the Company is not aware of any lawsuits that have been filed against it related to Chinese drywall, it has received a formal statutory notice from counsel for at least one homeowner who believes his home contains Chinese drywall. The Company is in the process of investigating this claim and is conducting an internal review in an attempt to determine whether other Company constructed homes may be impacted. To date, it appears that a subset of homes located in four of the Company’s Florida communities contain some high-sulfur Chinese drywall, although the Company has not completed its internal review and therefore has not reached a conclusion as to the potential scope of the problem. The Company plans to continue gathering information and to respond to complaints as they arise.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

+*10.1	Employment Letter Agreement, dated March 26, 2009, between the Registrant and Scott D. Stowell, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2009.

+*10.2	Retirement and Transition Services Agreement, dated March 26, 2009, between the Registrant and Bruce F. Dickson, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

+*10.3	Restated Settlement Agreement and Mutual Release of Claims, dated as of February 27, 2009, between the Registrant and Andrew H. Parnes, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

+*10.4	Restated Settlement Agreement and Mutual Release of Claims, dated as of February 26, 2009, between the Registrant and Clay A. Halvorsen, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

*10.5	Seventh Amendment of Revolving Credit Agreement and Sixth Amendment of Term Loan A Credit Agreement, dated as of February 13, 2009, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2009.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Previously filed.

(+)	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

Dated: May 7, 2009	By:	/s/ KENNETH L. CAMPBELL
Kenneth L. Campbell
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 7, 2009	By:	/s/ JOHN M. STEPHENS
John M. Stephens
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)