Form 10-Q
period 2009-06-30
STANDARD PACIFIC CORP /DE/
filed 2009-08-06
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Registrant’s shares of common stock outstanding at August 4, 2009: 101,312,197

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(2008 as Adjusted - see Note 2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$284,206	$404,678	$490,439	$750,666
Land sale revenues	5,466	5,956	8,768	8,211

Total revenues	289,672	410,634	499,207	758,877

Cost of home sales	(244,868)	(479,690)	(441,570)	(914,032)
Cost of land sales	(5,696)	(6,834)	(10,431)	(38,329)

Total cost of sales	(250,564)	(486,524)	(452,001)	(952,361)

Gross margin	39,108	(75,890)	47,206	(193,484)
Selling, general and administrative expenses	(46,026)	(79,135)	(98,405)	(158,579)
Loss from unconsolidated joint ventures	(5,578)	(17,817)	(2,489)	(38,385)
Interest expense	(11,735)	—	(22,776)	—
Other income (expense)	(61)	(13,098)	4,363	(12,543)

Homebuilding pretax loss	(24,292)	(185,940)	(72,101)	(402,991)

Financial Services:
Revenues	4,283	2,164	6,333	8,405
Expenses	(3,261)	(3,514)	(6,256)	(7,957)
Income from unconsolidated joint ventures	119	172	119	375
Other income	48	53	89	111

Financial services pretax income (loss)	1,189	(1,125)	285	934

Loss from continuing operations before income taxes	(23,103)	(187,065)	(71,816)	(402,057)
Provision for income taxes	(10)	(61,186)	(265)	(61,870)

Loss from continuing operations	(23,113)	(248,251)	(72,081)	(463,927)
Loss from discontinued operations, net of income taxes	(20)	(745)	(524)	(1,936)

Net loss	(23,133)	(248,996)	(72,605)	(465,863)
Less: Net loss allocated to preferred shareholders	14,191	—	44,573	—

Net loss available to common stockholders	$(8,942)	$(248,996)	$(28,032)	$(465,863)

Basic Loss Per Share:
Continuing operations	$(0.10)	$(3.43)	$(0.30)	$(6.41)
Discontinued operations	—	(0.01)	—	(0.03)

Basic loss per share	$(0.10)	$(3.44)	$(0.30)	$(6.44)

Diluted Loss Per Share:
Continuing operations	$(0.10)	$(3.43)	$(0.30)	$(6.41)
Discontinued operations	—	(0.01)	—	(0.03)

Diluted loss per share	$(0.10)	$(3.44)	$(0.30)	$(6.44)

Weighted Average Common Shares Outstanding:
Basic	93,134,612	72,418,288	92,959,116	72,361,505
Diluted	240,947,398	72,418,288	240,771,902	72,361,505

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(2008 as Adjusted - see Note 2)

	June 30, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$568,816	$622,157
Restricted cash	4,222	4,222
Trade and other receivables	19,831	21,008
Inventories:
Owned	1,115,556	1,262,521
Not owned	35,815	42,742
Investments in unconsolidated joint ventures	50,850	50,468
Deferred income taxes	10,715	14,122
Other assets	22,990	145,567

	1,828,795	2,162,807
Financial Services:
Cash and equivalents	5,583	3,681
Restricted cash	2,745	4,295
Mortgage loans held for sale	58,393	63,960
Mortgage loans held for investment	10,337	11,736
Other assets	5,964	4,792

	83,022	88,464
Assets of discontinued operations	331	1,217

Total Assets	$1,912,148	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,301	$40,225
Accrued liabilities	182,509	216,418
Liabilities from inventories not owned	24,409	24,929
Revolving credit facility	22,870	47,500
Secured project debt and other notes payable	95,960	111,214
Senior notes payable	1,030,702	1,204,501
Senior subordinated notes payable	125,768	123,222

	1,504,519	1,768,009
Financial Services:
Accounts payable and other liabilities	2,298	3,657
Mortgage credit facilities	55,640	63,655

	57,938	67,312
Liabilities of discontinued operations	1,114	1,331

Total Liabilities	1,563,571	1,836,652
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 issued and outstanding at June 30, 2009 and December 31, 2008	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 101,110,072 and 100,624,350 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,011	1,006
Additional paid-in capital	1,002,227	996,492
Accumulated deficit	(639,447)	(566,842)
Accumulated other comprehensive loss, net of tax	(17,284)	(22,720)

Total Stockholders’ Equity	346,512	407,941
Noncontrolling Interests	2,065	7,895

Total Equity	348,577	415,836

Total Liabilities and Equity	$1,912,148	$2,252,488

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(2008 as Adjusted - see Note 2)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(72,081)	$(463,927)
Income (loss) from discontinued operations, net of income taxes	(524)	(1,936)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	2,370	38,010
Cash distributions of income from unconsolidated joint ventures	326	542
Depreciation and amortization	1,881	3,674
(Gain) loss on disposal of property and equipment	1,338	—
(Gain) loss on early extinguishment of debt	(5,388)	8,019
Amortization of stock-based compensation	5,608	5,158
Deferred income taxes	(28,080)	(86,957)
Inventory impairment charges and deposit write-offs	43,934	307,174
Deferred tax asset valuation allowance	28,080	214,617
Changes in cash and equivalents due to:
Trade and other receivables	1,273	(3,973)
Mortgage loans held for sale	6,945	108,803
Inventories - owned	137,556	(86,026)
Inventories - not owned	(1,138)	26
Other assets	118,675	187,081
Accounts payable	(18,129)	(31,397)
Accrued liabilities	(25,053)	(32,858)

Net cash provided by (used in) operating activities	197,593	166,030

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(14,666)	(61,943)
Distributions from unconsolidated homebuilding joint ventures	3,711	92,215
Other investing activities	(673)	(2,741)

Net cash provided by (used in) investing activities	(11,628)	27,531

Cash Flows From Financing Activities:
Change in restricted cash	1,550	(4,222)
Net proceeds from (payments on) revolving credit facility	(24,630)	(35,000)
Principal payments on secured project debt and other notes payable	(37,974)	(6,319)
Principal payments on senior notes payable	(168,467)	(56,375)
Net proceeds from (payments on) mortgage credit facilities	(8,015)	(116,398)
Repurchases of common stock	—	(268)
Net proceeds from the issuance of preferred stock	—	368,560
Proceeds from the exercise of stock options	132	—

Net cash provided by (used in) financing activities	(237,404)	149,978

Net increase (decrease) in cash and equivalents	(51,439)	343,539
Cash and equivalents at beginning of period	625,845	231,561

Cash and equivalents at end of period (including discontinued operations)	$574,406	$575,100

Cash and equivalents at end of period	$574,406	$575,100
Homebuilding restricted cash at end of period	4,222	4,222
Financial services restricted cash at end of period	2,745	—

Cash and equivalents and restricted cash at end of period	$581,373	$579,322

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2009 and the results of operations and cash flows for the periods presented.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities accounted for under FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS 161 on January 1, 2009 and have included the required disclosures in Note 17.

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). This FSP requires bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retroactive application to all periods presented is required. As a result, we have retroactively applied the standard to our financial statements for all periods presented. We adopted FSP 14-1 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.7 million with an offset to accumulated deficit of $3.6 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009. The remaining principal amount of the Convertible Notes of $53.0 million will be accreted to its redemption value, approximately $78.5 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $23.0 million and $25.5 million at June 30, 2009 and December 31, 2008, respectively. In addition, approximately $1.3 million and $1.4 million of interest was capitalized to inventories in accordance with SFAS No. 34 “Capitalization of Interest Cost” (“SFAS 34”) for the three months ended June 30, 2009 and 2008, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest”).

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. During the three and six months ended June 30, 2009, we had no unvested share-based payment awards outstanding. In addition, during the three and six months ended June 30, 2008, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of FSP-EITF 03-6-1 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments,” be included in interim financial statements. FSP 107-1 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 for the quarterly period ended June 30, 2009 did not have a material impact on our consolidated financial statements (please see Note 19 “Disclosures about Fair Value”).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim periods ending after June 15, 2009. In connection with the adoption of SFAS 165 we have evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the quarterly period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”) to among other things, (i) define the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE, (ii) require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, and (iii) add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the effect the adoption of SFAS 167 will have on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The adoption of SFAS 168 will not have an impact on our financial condition or results of operations. Beginning with our quarterly report on Form 10-Q for the quarterly period ending September 30, 2009, all references to authoritative accounting literature will be made in accordance with the SFAS 168.

In July 2009, the FASB ratified EITF No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“EITF 09-1”). EITF 09-1 applies to share lending arrangements executed in connection with a convertible debt offering or other financing. Under EITF 09-1, the share lending arrangement should be measured at fair value, recognized as a debt issuance cost with an offset to stockholders’ equity, and then amortized as interest expense over the life of the financing arrangement. EITF 09-1 is effective for interim or annual periods beginning on or after June 15, 2009 for share lending arrangements entered in during fiscal year 2009. For all arrangements that existed prior to fiscal year 2009, retrospective application is required beginning January 1, 2010. We are currently in the process of determining the impact of adopting EITF 09-1 on our financial condition and results of operations.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Homebuilding revenues:
California	$154,471	$211,541	$253,125	$373,491
Southwest	67,810	115,595	131,043	225,491
Southeast	67,391	83,498	115,039	159,895

Total homebuilding revenues	$289,672	$410,634	$499,207	$758,877

Homebuilding pretax income (loss):
California	$362	$(85,849)	$(18,511)	$(263,295)
Southwest	(11,471)	(52,450)	(22,427)	(63,399)
Southeast	(9,035)	(33,694)	(19,803)	(52,737)
Corporate	(4,148)	(13,947)	(11,360)	(23,560)

Total homebuilding pretax income (loss)	$(24,292)	$(185,940)	$(72,101)	$(402,991)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$2,570	$(17,123)	$5,742	$(35,379)
Southwest	(8,148)	(694)	(8,231)	(680)
Southeast	—	—	—	(2,326)

Total homebuilding income (loss) from unconsolidated joint ventures	$(5,578)	$(17,817)	$(2,489)	$(38,385)

Restructuring charges:
California	$286	$472	$2,132	$921
Southwest	763	100	1,666	527
Southeast	1,582	132	3,764	270
Corporate	2,704	209	11,420	1,537

Total restructuring charges	$5,335	$913	$18,982	$3,255

Homebuilding pretax income (loss) includes the following inventory and joint venture impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended June 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Inventory impairments	$8,190	$759	$4,180	$13,129
Joint venture impairments	—	8,141	—	8,141

Total impairments	$8,190	$8,900	$4,180	$21,270

	Three Months Ended June 30, 2008
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$124	$2,899	$2,902	$5,925
Inventory impairments	54,170	47,090	27,699	128,959
Joint venture impairments	14,301	—	—	14,301

Total impairments and write-offs	$68,595	$49,989	$30,601	$149,185

	Six Months Ended June 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$—	$933	$1,122	$2,055
Inventory impairments	27,833	6,987	7,059	41,879
Joint venture impairments	—	8,141	—	8,141

Total impairments and write-offs	$27,833	$16,061	$8,181	$52,075

	Six Months Ended June 30, 2008
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$2,345	$2,899	$2,966	$8,210
Inventory impairments	198,196	58,545	42,223	298,964
Joint venture impairments	33,402	—	954	34,356

Total impairments and write-offs	$233,943	$61,444	$46,143	$341,530

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Homebuilding assets:
California	$764,348	$810,619
Southwest	232,415	299,039
Southeast	231,610	275,893
Corporate	600,422	777,256

Total homebuilding assets	$1,828,795	$2,162,807

Homebuilding investments in unconsolidated joint ventures:
California	$47,508	$39,879
Southwest	2,806	10,073
Southeast	536	516

Total homebuilding investments in unconsolidated joint ventures	$50,850	$50,468

4.	Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”). SFAS 128 requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), is classified as a convertible participating security in accordance with SFAS 128 and EITF No. 03-6, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net loss allocated to the holders of our Series B Preferred Stock is calculated based on the preferred shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per share, basic earnings per share is further adjusted to include the effect of the potential dilutive shares outstanding, including convertible participating securities using the if-converted method. Warrants to purchase shares of convertible participating securities, stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units are included in the computation of diluted earnings per share using the treasury stock method. For the three and six months ended June 30, 2009 and 2008, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The table set forth below reconciles the components of the basic loss per share calculation to diluted loss per share.

	Three Months Ended June 30,
	2009			2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic loss per share from continuing operations	$(8,933)	93,134,612	$(0.10)	$(248,251)	72,418,288	$(3.43)
Loss allocated to preferred shareholders	(14,180)	147,812,786		—	—

Diluted loss per share from continuing operations	$(23,113)	240,947,398	$(0.10)	$(248,251)	72,418,288	$(3.43)

Basic loss per share from discontinued operations	$(9)	93,134,612	$(0.00)	$(745)	72,418,288	$(0.01)
Loss allocated to preferred shareholders	(11)	147,812,786		—	—

Diluted loss per share from discontinued operations	$(20)	240,947,398	$(0.00)	$(745)	72,418,288	$(0.01)

Basic loss per share	$(8,942)	93,134,612	$(0.10)	$(248,996)	72,418,288	$(3.44)

Diluted loss per share	$(23,133)	240,947,398	$(0.10)	$(248,996)	72,418,288	$(3.44)

	Six Months Ended June 30,
	2009			2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic loss per share from continuing operations	$(27,829)	92,959,116	$(0.30)	$(463,927)	72,361,505	$(6.41)
Loss allocated to preferred shareholders	(44,252)	147,812,786		—	—

Diluted loss per share from continuing operations	$(72,081)	240,771,902	$(0.30)	$(463,927)	72,361,505	$(6.41)

Basic loss per share from discontinued operations	$(203)	92,959,116	$(0.00)	$(1,936)	72,361,505	$(0.03)
Loss allocated to preferred shareholders	(321)	147,812,786		—	—

Diluted loss per share from discontinued operations	$(524)	240,771,902	$(0.00)	$(1,936)	72,361,505	$(0.03)

Basic loss per share	$(28,032)	92,959,116	$(0.30)	$(465,863)	72,361,505	$(6.44)

Diluted loss per share	$(72,605)	240,771,902	$(0.30)	$(465,863)	72,361,505	$(6.44)

On September 3, 2008, we completed a rights offering in which each holder of our common stock as of the record date was issued a transferrable right to purchase up to such holder’s pro rata share of 50 million shares of our common stock at a per share price of $3.05. As the $3.05 per share subscription price of common stock issued under the rights offering was lower than the $4.08 per share market price on July 23, 2008, which was the last day that our common stock and the rights traded together, the rights offering contained a bonus element as defined under SFAS 128. As a result, we retroactively increased the weighted average shares of common stock outstanding used to compute basic and diluted earnings (loss) per share by an adjustment factor of approximately 1.1144 for all periods prior to the rights issue.

5.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net loss	$(23,133)	$(248,996)	$(72,605)	$(465,863)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	4,405	9,855	5,436	2,356

Comprehensive loss	$(18,728)	$(239,141)	$(67,169)	$(463,507)

6.	Stock-Based Compensation

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

During the six months ended June 30, 2009, we granted 12,464,000 stock options to our officers and key employees and issued 288,847 shares of unrestricted stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”)).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Stock options	$3,954	$261	$5,283	$2,545
Performance share awards	—	358	—	1,715
Restricted and unrestricted stock grants	125	383	325	898

Total	$4,079	$1,002	$5,608	$5,158

As of June 30, 2009, total unrecognized compensation expense related to stock-based compensation was $15.7 million, with a weighted average period over which the unrecognized compensation expense will be recorded of approximately 3.5 years.

7.	Restricted Cash

At June 30, 2009, restricted cash included $6.9 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to one of our financial services subsidiary mortgage credit facilities ($4.2 million of homebuilding restricted cash and $2.7 million of financial services restricted cash). At June 30, 2009, we were in compliance with the cash flow coverage ratio covenant contained in our revolving credit facility and bank term loans. As a result, during the three months ended June 30, 2009, our homebuilding restricted cash balance decreased by $120.8 million.

8.	Inventories

a. Inventories Owned

Inventories from continuing operations consisted of the following at:

	June 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$347,316	$126,394	$124,067	$597,777
Homes completed and under construction	280,426	55,383	78,159	413,968
Model homes	68,423	16,002	19,386	103,811

Total inventories owned	$696,165	$197,779	$221,612	$1,115,556

	December 31, 2008
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$356,854	$135,661	$136,581	$629,096
Homes completed and under construction	310,603	96,697	94,180	501,480
Model homes	79,384	23,864	28,697	131,945

Total inventories owned	$746,841	$256,222	$259,458	$1,262,521

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the six months ended June 30, 2009 and 2008, were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range. The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$13,129	$127,386	$39,461	$268,046
Land held for sale or sold	—	1,573	2,418	30,918

Total inventory impairments	$13,129	$128,959	$41,879	$298,964

Remaining carrying value of inventory impaired at period end	$33,833	$197,865	$91,751	$518,723

Number of projects impaired during the period	10	39	23	72

Total number of projects included in inventories-owned and reviewed for impairment during the period	235	302

The inventory impairments related to land under development and homes completed and under construction were included in cost of home sales and the impairments related to land held for sale or sold were included in cost of land sales in the accompanying condensed consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment). The impairment charges recorded during the periods noted above resulted primarily from lower home prices, which were driven by increased incentives and price reductions required to address weak demand and economic conditions, including record foreclosures, high unemployment, low consumer confidence and tighter mortgage credit standards. In addition, $6.1 million of the inventory impairments for the three months ended June 30, 2009 related to cost overruns that were allocated to three projects in Southern California that were purchased from one of our land development joint ventures, a joint venture for which we were not the managing member.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Land purchase and lot option deposits	$9,334	$9,910
Variable interest entities, net of deposits	2,072	7,903
Other lot option contracts, net of deposits	24,409	24,929

Total inventories not owned	$35,815	$42,742

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

At June 30, 2009 and December 31, 2008, we consolidated one and two VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $0.4 million and $1.5 million as of June 30, 2009 and December 31, 2008, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with FIN 46R. As a result, included in our consolidated balance sheets at June 30, 2009 and December 31, 2008 were inventories not owned related to these VIEs of approximately $2.5 million and $8.9 million (which includes $0.4 million and $1.0 million in deposits, exclusive of outstanding letters of credit) and noncontrolling interests of approximately $2.1 million and $7.9 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

Other lot option contracts noted in the table above represent specific performance obligations to purchase lots that we have with various land sellers. In certain instances, the land option contract contains a binding obligation requiring us to complete the lot purchases. In other instances, the land option contract does not obligate us to complete the lot purchases but, due to the magnitude of our capitalized preacquisition costs, development and construction expenditures, we are considered economically compelled to complete the lot purchases.

9.	Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development in accordance with SFAS 34 and to investments in unconsolidated homebuilding and land development joint ventures in accordance with SFAS No. 58, “Capitalization of Interest Cost in Financial Statements that Include Investments Accounted for by the Equity Method (an amendment of FASB Statement No. 34)”. Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures as the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified inventory as defined in SFAS 34, we expense a portion of the interest incurred by us. Qualified inventory represents projects that are actively selling or under development. For the three and six months ended June 30, 2009, we expensed $11.7 million and $22.8 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with SFAS 34. All interest costs incurred during the six months ended June 30, 2008 were capitalized to inventories and to investments in unconsolidated joint ventures.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense (including discontinued operations), for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Total interest incurred	$26,797	$43,814	$55,193	$75,505
Less: Interest capitalized to inventories owned	(14,106)	(40,157)	(30,601)	(67,753)
Less: Interest capitalized to investments in unconsolidated joint ventures	(956)	(3,657)	(1,816)	(7,752)

Interest expense	$11,735	$—	$22,776	$—

Interest previously capitalized to inventories owned, included in cost of sales	$21,855	$20,689	$36,532	$34,048
Interest previously capitalized to investments in unconsolidated joint ventures, included in income (loss) from unconsolidated joint ventures	$5,191	$2,030	$5,477	$2,922
Interest capitalized in ending inventories owned (1)	$164,189	$167,709	$164,189	$167,709
Interest capitalized as a percentage of inventories owned	14.7%	8.6%	14.7%	8.6%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$1,618	$9,422	$1,618	$9,422
Interest capitalized as a percentage of joint ventures	3.2%	6.8%	3.2%	6.8%

(1)	During the three months ended June 30, 2009 and 2008, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds $0.4 million and $5.2 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined balance sheets related to our unconsolidated land development and homebuilding joint ventures accounted for under the equity method:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Assets:
Cash	$24,668	$48,566
Inventories	464,676	814,511
Other assets	8,681	33,782

Total assets	$498,025	$896,859

Liabilities and Equity:
Accounts payable and accrued liabilities	$93,624	$102,218
Construction loans and trust deed notes payable	361,086	421,848
Equity	43,315	372,793

Total liabilities and equity	$498,025	$896,859

Our share of equity in the unconsolidated joint ventures included in the table above was approximately $23.2 million and $106.9 million at June 30, 2009 and December 31, 2008, respectively. However, our net investment in such joint ventures reflected in the accompanying condensed consolidated balance sheets totaled approximately $50.9 million and $50.5 million, respectively, as of June 30, 2009 and December 31, 2008. The difference between our share of equity in our unconsolidated joint ventures and our net investment as of June 30, 2009 primarily represents an inventory impairment recorded at our North Las Vegas joint venture. This joint venture has non-recourse debt and we have no further obligation to fund such joint venture or record losses in excess of the total amount invested. As a result, we impaired the remaining portion of our investment in such joint venture to $0 during the quarter ended June 30, 2009. Our net investment also included approximately $1.6 million and $6.0 million, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2009 and December 31, 2008.

The table set forth below summarizes the combined statements of operations related to our unconsolidated land development and homebuilding joint ventures accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues	$29,779	$28,699	$39,993	$80,433
Cost of sales and expenses	(328,531)	(64,795)	(332,513)	(132,134)

Net loss	$(298,752)	$(36,096)	$(292,520)	$(51,701)

Cost of sales of unconsolidated joint ventures included in the table above for the three and six months ended June 30, 2009 included an impairment of $304.7 million recorded by our Las Vegas joint venture. For the three and six months ended June 30, 2008 cost of sales of unconsolidated joint ventures included $33.7 million and $48.4 million, respectively, of impairments recorded by our unconsolidated joint ventures.

Loss from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The table set forth below summarizes the impairments we recorded against our investment in unconsolidated joint ventures during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$—	$11,273	$—	$29,025
Land development joint ventures	8,141	3,028	8,141	5,331

Total joint venture impairments	$8,141	$14,301	$8,141	$34,356

Number of projects impaired during the period	1	8	1	14

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period (1)	11	19

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

The charges noted in the table above were included in loss from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended June 30, 2009 and 2008, we recognized management fees of approximately $459,000 and $414,000, respectively, and during the six months ended June 30, 2009 and 2008 we recognized management fees of approximately $0.7 million and $1.1 million, respectively. Management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of June 30, 2009 and 2008, we had approximately $617,000 and $818,000, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

During the 2009 second quarter, we purchased and unwound one Southern California joint venture. In connection with this transaction, we made a payment of approximately $1.1 million and assumed $25.2 million of joint venture indebtedness. We accounted for this purchase in accordance with SFAS 141R.

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Income tax receivables	$—	$115,650
Property and equipment, net	6,761	8,939
Deferred debt issuance costs	10,623	12,175
Prepaid insurance	3,657	4,575
Other assets	1,949	4,228

Total homebuilding other assets	$22,990	$145,567

12.	Warranty Costs

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

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Warranty accrual, beginning of the period	$19,998	$30,790
Warranty costs accrued and other adjustments during the period	2,705	4,489
Warranty costs paid during the period	(2,327)	(4,270)

Warranty accrual, end of the period	$20,376	$31,009

13.	Revolving Credit Facility and Term Loans

We have a revolving credit facility, Term Loan A and Term Loan B (collectively, the “Credit Facilities”). As of June 30, 2009, we had approximately $37.1 million and $225 million outstanding on our Term Loan A and Term Loan B, respectively, and $22.9 million outstanding and $24.8 million in letters of credit outstanding (of which $20.6 million was unsecured) under our revolving credit facility. As of June 30, 2009 the revolving credit facility has a current commitment amount of $361.4 million and a remaining letter of credit sublimit of $80.6 million. We are required to make principal amortization payments under the revolving credit facility and Term Loan A of $5 million per facility, per quarter, and must secure future revolving credit facility borrowings and letters of credit with collateral (including model homes) based on specified loan-to-value ratios. In addition, the commitment under the revolving credit facility is automatically reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter. The collateral requirement effectively limits the amount of borrowings and letters of credit available under our revolving credit facility. As of June 30, 2009, we had approximately $149.4 million of borrowing and letter of credit capacity based on available collateral.

The Credit Facilities contain a cash flow coverage covenant requiring us to maintain either a ratio of cash flow from operations to consolidated homebuilding interest incurred that is greater than or equal to 1.75 to 1.0, (the “Cash Flow Coverage Ratio”), or a minimum cash interest reserve equal to our last four fiscal quarter’s actual cash interest incurred. As of March 31, 2009 and December 31, 2008, we did not meet the minimum Cash Flow Coverage Ratio, and as a result we were required to maintain a minimum cash interest reserve. As of June 30, 2009, we met the Cash Flow Coverage Ratio and as a result, this interest reserve is no longer required.

The Credit Facilities also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of debt (other than our 6 1/2% Senior Notes due 2010 and 6 7/8% Senior Notes due 2011, which may be repaid if we make concurrent repayments of the revolving credit facility and Term Loan A) and the incurrence of debt. The limitation on incurring new debt contains a number of exceptions including the ability to borrow up to $270 million of debt (“ACI Debt”) for acquired, constructed or improved assets (or $500 million of ACI Debt if we have fully secured the revolving credit facility and Term Loan A borrowings), non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after May 5, 2011, the maturity date of the revolving credit facility and Term Loan A. As of June 30, 2009, we had approximately $58.0 million of ACI Debt outstanding which represented joint venture debt we assumed in connection with two joint venture unwinds that occurred during the 2008 fourth quarter and one joint venture unwind that occurred during the 2009 second quarter.

14.	Secured Project Debt and Other Notes Payable

At June 30, 2009, we had approximately $87.7 million outstanding in secured project debt that was assumed in connection with the unwinding of three joint ventures during 2008 and one joint venture during the 2009 second quarter.

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

15.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
5 1/8% Senior Notes due April 2009	$—	$124,550
6 1/2% Senior Notes due August 2010	148,468	173,000
6 7/8% Senior Notes due May 2011	170,597	175,000
7 3/4% Senior Notes due March 2013, net	124,507	124,451
6 1/4% Senior Notes due April 2014	150,000	150,000
7% Senior Notes due August 2015	175,000	175,000
Term Loan A due May 2011	37,130	57,500
Term Loan B due May 2013	225,000	225,000

	$1,030,702	$1,204,501

Senior subordinated notes payable consisted of the following at:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due 2012, net	$55,477	$52,963
9 1/4% Senior Subordinated Notes due 2012, net	70,291	70,259

	$125,768	$123,222

The senior notes payable and our 9 1/4% Senior Subordinated Notes contain covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either a leverage condition or interest coverage condition. Our ability to make restricted payments is also subject to a basket limitation. When we were in compliance with the limitation on restricted payments, we directly made restricted payments to our joint ventures and other restricted subsidiaries. Since September 30, 2008, we have made restricted payments (including investments in joint ventures) from funds held in our unrestricted subsidiaries which are not subject to this prohibition. As of June 30, 2009, we had approximately $500.5 million of cash (excluding $2.7 million in restricted cash) in our unrestricted subsidiaries available to fund joint venture capital requirements and to take other actions that would otherwise constitute prohibited restricted payments.

On April 1, 2009, the remaining balance of $124.6 million of our 5 1/8% Senior Notes due 2009 was repaid in full in connection with the maturity of these notes. In addition, during the six months ended June 30, 2009, we repurchased at a discount $24.5 million of our 6 1/2% Senior Notes due 2010 and $4.4 million of our 6 7/8% Senior Notes due 2011 and recognized a $5.4 million gain which was included in other income (expense) in the accompanying condensed consolidated financial statements.

16.	Series B Preferred Stock

On June 27, 2008, we issued 381,250 shares of a new series of senior convertible preferred stock (“Senior Preferred Stock”) to MatlinPatterson for $381.3 million in cash. The Senior Preferred Stock was not convertible into our common stock, however, upon obtaining stockholder approval on August 18, 2008, the shares of Senior Preferred Stock automatically converted on a 1 for 1 basis into shares of Series B Preferred Stock, which are initially convertible into 125 million shares of our common stock. In addition, in September 2008, MatlinPatterson purchased 69,579 shares of Series B Preferred Stock (equivalent to 22.8 million shares of common stock) in connection with a common stock rights offering.

The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price (currently, $3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of June 30, 2009, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 59% (or 70%, assuming MatlinPatterson had exercised their warrant to purchase 272,670 shares of Series B Preferred Stock for cash on such date) of the total number of shares of our common stock outstanding on an as-converted basis.

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

Our policy is to designate at a derivative’s inception the specific assets, liabilities or future commitments being hedged and monitor the derivative to determine if the derivative remains an effective hedge. The effectiveness of a derivative as a hedge is based on a high correlation between changes in the derivative’s value and changes in the value of the underlying hedged item. We recognize gains or losses for amounts received or paid when the underlying transaction settles. We do not enter into or hold derivatives for trading or speculative purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2009, we do not anticipate non-performance by counterparties to our outstanding derivative contracts and in addition, such contracts were not in an asset position.

In May 2006, we entered into one interest rate swap agreement related to our Term Loan A with a notional amount of $100 million and two interest rate swap agreements related to our Term Loan B with an aggregate notional amount of $250 million that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates of May 2011 and May 2013, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets. To the extent the swaps are deemed effective and qualify for hedge accounting treatment, the related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded approximately $1.2 million and $158,000 of income related to the Term Loan B during the three and six months ended June 30, 2008, respectively, to other income (expense).

In June 2008, we repaid $35 million of our Term Loan A in connection with an amendment to our Term Loan A agreement which also required amortization payments of $2.5 million per quarter resulting in the related interest rate swap being ineffective, and as a result, we recorded $1.6 million of expense during the three and six months ended June 30, 2008, which had previously been included in other comprehensive income or loss. On September 8, 2008, we reduced $35 million and $25 million notional amounts of the Term Loan A and Term Loan B interest rate swaps for payments of approximately $2.5 million and $1.9 million, respectively. In addition, the notional amount of the Term Loan A swap will reduce by $2.5 million per quarter in tandem with the previously scheduled amortization of the Term Loan A notes payable. The reduction in the notional amount of our Term Loan A swap agreement resulted in re-designation of the original cash flow hedge and, accordingly, prospective gains or losses are recorded, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. In December 2008, we incurred ACI Debt as defined under our Term Loan A agreement which requires us to increase the quarterly amortization payment from $2.5 million per quarter to $5 million per quarter. As a result of this accelerated debt amortization schedule, the Term Loan A swap was no longer deemed effective as of December 31, 2008 and we recorded $121,000 of income and $21,000 of expense related to the Term Loan A during the three and six months ended June 30, 2009, respectively, which had previously been included in other comprehensive income or loss.

The estimated fair value of the swaps at June 30, 2009 and December 31, 2008 represented liabilities of $29.2 million and $38.0 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended June 30, 2009 and 2008, we recorded after-tax other comprehensive income of $4.4 million and $9.9 million, respectively, and for the six months ended June 30, 2009 and 2008, we recorded after-tax other comprehensive income of $5.4 million and $2.4 million, respectively, related to the swap agreements.

18.	Mortgage Credit Facilities

In June 2009, we amended our mortgage financing subsidiary’s mortgage credit facilities to, among other things, modify the commitment amount, extend the maturity date and modify certain financial and other covenants. These mortgage credit facilities consist of a $30 million warehouse facility, of which $15 million is uncommitted (meaning that the lender has discretion to refuse to fund requests), and a $45 million early purchase facility. These amended mortgage credit facilities which are scheduled to mature in April 2010, require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $2.7 million. These facilities also contain certain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million, and satisfy certain pretax income (loss) requirements. As of and for the six months ended June 30, 2009, we were in compliance with the financial and other covenants contained in these facilities.

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

Revolving Credit Facility—The fair value of this credit facility was based on quoted market prices at the end of the period.

Mortgage Credit Facilities—The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings.

Secured Project Debt and Other Notes Payable—These notes are for purchase money deeds of trust on land acquired and certain other real estate inventory construction, including secured bank acquisition, development and construction loans and community development district bonds. The notes were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

Senior and Senior Subordinated Notes Payable—The public senior and senior subordinated notes are publicly traded over the counter and their fair values were based upon the values of their last trade at the end of the period. The Term Loan A and Term Loan B notes were based on quoted market prices at the end of the period.

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

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$573,038	$573,038	$626,379	$626,379
Financial services:
Cash and equivalents	$8,328	$8,328	$7,976	$7,976
Mortgage loans held for investment	$10,337	$10,337	$11,736	$11,736
Financial liabilities:
Homebuilding:
Revolving credit facility	$22,870	$21,041	$47,500	$35,625
Secured project debt and other notes payable	$95,960	$95,960	$111,214	$111,214
Senior notes payable, net	$1,030,702	$814,586	$1,204,501	$769,298
Senior subordinated notes payable, net	$125,768	$94,419	$123,222	$68,625
Financial services:
Mortgage credit facilities	$55,640	$55,640	$63,655	$63,655
Off-balance sheet financial instruments:
Forward sale commitments of mortgage-backed securities	$62,000	$61,505	$15,000	$14,762
Commitments to originate mortgage loans	$63,315	$64,360	$12,032	$12,272

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

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with SFAS 157 as of or for the six months ended June 30, 2009:

		Fair Value Measurements at Reporting Date Using
Description	As of or for the Six Months Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Inventories owned	$91,138	$—	$—	$91,138
Mortgage loans held for sale	$58,393	$—	$58,393	$—
Liabilities:
Interest rate swaps	$29,160	$—	$29,160	$—

Inventories Owned—Represents the aggregate fair values for projects that were impaired during the six months ended June 30, 2009, as of the date that the fair value measurements were made. The carrying value for these projects may have subsequently increased or decreased due to activities that have occurred since the measurement date. In accordance with SFAS 144, during the six months ended June 30, 2009, inventories owned with a carrying amount of $133.0 million were determined to be impaired and were written down to their estimated fair value of $91.1 million, resulting in an impairment charge of $41.9 million. These impairment charges were included in cost of sales in the accompanying condensed statements of operations.

Mortgage Loans Held for Sale—These consist of first mortgages on single-family residences which are eligible for sale to Fannie Mae, Freddie Mac, Ginnie Mae, FHA or VA. Fair values of these loans are based on quoted market prices for similar loans.

Interest Rate Swaps—The fair value of interest rate swap agreements is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, based on quoted mid-market prices or pricing models using current mid-market rates.

We adopted SFAS 159, on a prospective basis for mortgage loans held for sale, effective November 1, 2008. In accordance with the provisions of SFAS 159, mortgage loans held for sale originated on or subsequent to November 1, 2008 are measured at fair value. The adoption of SFAS 159 for mortgage loans held for sale improves consistency of mortgage loan valuation between the date the borrower locks the interest rate on the pending loan and the date of the mortgage loan sale. Prior to the adoption of SFAS 159, mortgage loans held for sale were reported at the lower of cost or market on an aggregate basis. For loans that were effectively hedged as fair value hedges prior to the adoption of SFAS 159, the loans were recorded at fair value in accordance with SFAS 133.

20.	Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land. At June 30, 2009, we had non-refundable cash deposits and letters of credit outstanding of approximately $9.9 million and capitalized preacquisition and other development and construction costs of approximately $4.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $119.1 million. Approximately $26.5 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2009 and 2008, we incurred pretax charges (net of recoveries) of $0 and $5.9 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the six months ended June 30, 2009 and 2008, we incurred pretax charges (net of recoveries) of approximately $2.1 million and $8.2 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations.

b. Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which are intended to reduce the use of funds from our corporate financing sources. At June 30, 2009, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $361.1 million and equity that totaled $43.3 million, compared to $421.8 million in joint venture indebtedness and $372.8 million in equity as of December 31, 2008.

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations, either directly or indirectly, with our other partners. At June 30, 2009, we were liable for a total of $112.1 million in credit enhancements related to five of our unconsolidated joint ventures. Assuming we had been required to fund the $112.1 million in credit enhancements at June 30, 2009, we would have been entitled to seek reimbursement from our partners through the contribution provisions contained in the applicable joint venture documents for up to approximately $56.1 million. If we are required to pay any such amounts, the collectability of our partner’s contribution will be dependent upon, among other things, the financial viability of our partner at the time we seek reimbursement.

During the six months ended June 30, 2009, we made a $9.1 million loan remargin payment related to one Southern California joint venture.

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

Land Takedown Obligations. As of June 30, 2009, we had obligations to purchase $21.1 million of lots from our Las Vegas joint venture.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. At June 30, 2009, our joint ventures had approximately $46.7 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners and had an estimated $14.9 million remaining in cost to complete.

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects. At June 30, 2009, we had approximately $238.6 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) with respect to which we had an estimated $82.2 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $63.3 million at June 30, 2009 and carried a weighted average interest rate of approximately 5.2%. Interest rate risks related to these obligations are generally mitigated through the preselling of loans to investors or through interest rate hedging. As of June 30, 2009, Standard Pacific Mortgage had approximately $69.5 million of closed mortgage loans held for sale and mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities. In addition, as of June 30, 2009, Standard Pacific Mortgage held approximately $53.0 million in closed mortgage loans held for sale and mortgage loans in process which were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

e. Restructuring Costs

Our operations have been impacted by the weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. Our restructuring activities are substantially complete as of June 30, 2009. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Below is a summary of restructuring charges incurred during the three and six months ended June 30, 2009 and 2008, and the cumulative amount incurred through June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,		Incurred to Date
	2009	2008	2009	2008
	(Dollars in thousands)
Employee severance costs	$3,208	$913	$13,472	$3,036	$27,538
Lease termination and other exit costs	1,591	—	4,310	219	12,247
Property and equipment disposals	706	—	1,370	—	3,660

	$5,505	$913	$19,152	$3,255	$43,445

During the three months ended June 30, 2009 and 2008, employee severance costs of $3.2 million and $0.6 million, respectively, were included in selling, general and administrative expenses and $0 and $0.3 million, respectively, were included in cost of sales, while lease termination and other exit costs were included in selling, general and administrative expenses and property and equipment disposals were included in other income (expense) in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2009 and 2008, employee severance costs of $12.5 million and $2.2 million, respectively, were included in selling, general and administrative expenses and $1.0 million and $0.8 million, respectively, were included in cost of sales, while lease termination and other exit costs were included in selling, general and administrative expenses and property and equipment disposals were included in other income (expense) in the accompanying condensed consolidated statements of operations.

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Six Months Ended June 30, 2009
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$4,917	$6,045	$—	$10,962
Restructuring costs accrued and other adjustments during the period	13,472	4,310	1,370	19,152
Restructuring costs paid during the period	(10,608)	(3,507)	—	(14,115)
Non-cash settlements	—	—	(1,370)	(1,370)

Restructuring accrual, end of the period	$7,781	$6,848	$—	$14,629

	Six Months Ended June 30, 2008
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$—	$1,164	$—	$1,164
Restructuring costs accrued and other adjustments during the period	3,036	219	—	3,255
Restructuring costs paid during the period	(2,977)	(514)	—	(3,491)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$59	$869	$—	$928

21.	Income Taxes

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

During the six months ended June 30, 2009 and 2008, we recorded noncash deferred tax valuation allowances of $28.1 million and $214.6 million, respectively, in accordance with SFAS 109. As of June 30, 2009, our total deferred tax asset valuation allowance was $682.2 million. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred during the 2008 second quarter as a result of closing the first phase of the investment by MatlinPatterson in our preferred stock. Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. These potential carryback limitations did not have an impact on our ability to carry back our 2008 net operating loss to 2006 for refund purposes. However, the Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods. Our Section 382 NOL carryforward limitation is currently estimated to be approximately $15 million per year for a period of 20 years for assets with certain tax attributes that are sold within five years of the ownership change. Assets with certain tax attributes sold five years after the ownership change are not subject to the Section 382 limitation.

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

As of June 30, 2009, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2003 through 2008. There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended June 30, 2009, nor do we anticipate significant changes during the next 12-month period.

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

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Home sale revenues	$—	$8,982	$672	$23,230
Land sale revenues	—	—	—	694

Total revenues	—	8,982	672	23,924

Cost of home sales	4	(7,628)	(795)	(19,511)
Cost of land sales	—	—	—	(751)

Total cost of sales	4	(7,628)	(795)	(20,262)

Gross margin	4	1,354	(123)	3,662
Selling, general and administrative expenses	(32)	(2,498)	(661)	(6,680)
Other income (expense)	(2)	(18)	(5)	(19)

Pretax loss	(30)	(1,162)	(789)	(3,037)
Benefit for income taxes	10	417	265	1,101

Net loss from discontinued operations	$(20)	$(745)	$(524)	$(1,936)

We did not record any impairments related to our discontinued operations during the three or six months ended June 30, 2009 and 2008.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions and the Company:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Assets
Cash and equivalents	$7	$7
Trade and other receivables	64	160
Inventories-owned	141	930
Other assets	119	120

Total Assets	$331	$1,217

Liabilities
Accounts payable	115	320
Accrued liabilities	999	1,011

Total Liabilities	$1,114	$1,331

23.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$52,707	$88,389
Income taxes	$386	$335
Supplemental Disclosures of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures	$17,120	$51,731
Increase in secured project debt in connection with purchase or consolidation of joint ventures	$25,198	$47,663
Senior and senior subordinated notes exchanged for the issuance of warrant	$—	$128,496
Changes in inventories not owned	$6,350	$19,538
Changes in liabilities from inventories not owned	$520	$6,606
Changes in noncontrolling interests	$5,830	$12,932

24.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$116,708	$151,329	$21,635	$—	$289,672
Cost of sales	(100,419)	(135,004)	(15,141)	—	(250,564)

Gross margin	16,289	16,325	6,494	—	39,108

Selling, general and administrative expenses	(25,082)	(19,770)	(1,174)	—	(46,026)
Income (loss) from unconsolidated joint ventures	3,121	(8,064)	(635)	—	(5,578)
Equity income (loss) of subsidiaries	(7,700)	—	—	7,700	—
Interest expense	(4,587)	(5,481)	(1,667)	—	(11,735)
Other income (expense)	(368)	(183)	490	—	(61)

Homebuilding pretax income (loss)	(18,327)	(17,173)	3,508	7,700	(24,292)

Financial Services:
Financial services pretax income (loss)	(48)	167	1,070	—	1,189

Income (loss) from continuing operations before income taxes	(18,375)	(17,006)	4,578	7,700	(23,103)
(Provision) benefit for income taxes	(4,758)	5,148	(400)	—	(10)

Income (loss) from continuing operations	(23,133)	(11,858)	4,178	7,700	(23,113)
Loss from discontinued operations, net of income taxes	—	(20)	—	—	(20)

Net income (loss)	$(23,133)	$(11,878)	$4,178	$7,700	$(23,133)

	Three Months Ended June 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$195,950	$208,119	$6,565	$—	$410,634
Cost of sales	(222,128)	(255,053)	(9,343)	—	(486,524)

Gross margin	(26,178)	(46,934)	(2,778)	—	(75,890)

Selling, general and administrative expenses	(44,423)	(34,371)	(341)	—	(79,135)
Loss from unconsolidated joint ventures	(16,641)	(1,147)	(29)	—	(17,817)
Equity income (loss) of subsidiaries	(59,771)	—	—	59,771	—
Other income (expense)	(8,381)	(4,979)	262	—	(13,098)

Homebuilding pretax income (loss)	(155,394)	(87,431)	(2,886)	59,771	(185,940)

Financial Services:
Financial services pretax income (loss)	(62)	226	(1,289)	—	(1,125)

Income (loss) from continuing operations before income taxes	(155,456)	(87,205)	(4,175)	59,771	(187,065)
(Provision) benefit for income taxes	(93,144)	31,076	882	—	(61,186)

Income (loss) from continuing operations	(248,600)	(56,129)	(3,293)	59,771	(248,251)
Loss from discontinued operations, net of income taxes	—	(745)	—	—	(745)

Net income (loss)	$(248,600)	$(56,874)	$(3,293)	$59,771	$(248,996)

24.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$199,791	$277,781	$21,635	$—	$499,207
Cost of sales	(186,344)	(250,419)	(15,238)	—	(452,001)

Gross margin	13,447	27,362	6,397	—	47,206

Selling, general and administrative expenses	(56,897)	(40,157)	(1,351)	—	(98,405)
Income (loss) from unconsolidated joint ventures	5,566	(7,370)	(685)	—	(2,489)
Equity income (loss) of subsidiaries	(20,131)	—	—	20,131	—
Interest expense	(9,637)	(10,194)	(2,945)	—	(22,776)
Other income (expense)	4,934	(2,023)	1,452	—	4,363

Homebuilding pretax income (loss)	(62,718)	(32,382)	2,868	20,131	(72,101)

Financial Services:
Financial services pretax income (loss)	(89)	208	166	—	285

Income (loss) from continuing operations before income taxes	(62,807)	(32,174)	3,034	20,131	(71,816)
(Provision) benefit for income taxes	(9,798)	9,941	(408)	—	(265)

Income (loss) from continuing operations	(72,605)	(22,233)	2,626	20,131	(72,081)
Loss from discontinued operations, net of income taxes	—	(524)	—	—	(524)

Net income (loss)	$(72,605)	$(22,757)	$2,626	$20,131	$(72,605)

	Six Months Ended June 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$347,636	$397,218	$14,023	$—	$758,877
Cost of sales	(482,240)	(453,679)	(16,442)	—	(952,361)

Gross margin	(134,604)	(56,461)	(2,419)	—	(193,484)

Selling, general and administrative expenses	(89,081)	(68,680)	(818)	—	(158,579)
Loss from unconsolidated joint ventures	(34,447)	(3,909)	(29)	—	(38,385)
Equity income (loss) of subsidiaries	(93,612)	—	—	93,612	—
Other income (expense)	(9,579)	(3,238)	274	—	(12,543)

Homebuilding pretax income (loss)	(361,323)	(132,288)	(2,992)	93,612	(402,991)

Financial Services:
Financial services pretax income (loss)	(153)	487	600	—	934

Income (loss) from continuing operations before income taxes	(361,476)	(131,801)	(2,392)	93,612	(402,057)
(Provision) benefit for income taxes	(103,802)	41,977	(45)	—	(61,870)

Income (loss) from continuing operations	(465,278)	(89,824)	(2,437)	93,612	(463,927)
Loss from discontinued operations, net of income taxes	—	(1,936)	—	—	(1,936)

Net income (loss)	$(465,278)	$(91,760)	$(2,437)	$93,612	$(465,863)

24.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$72,405	$492	$495,919	$—	$568,816
Restricted cash	4,222	—	—	—	4,222
Trade and other receivables	282,880	5,390	10,777	(279,216)	19,831
Inventories:
Owned	338,710	619,939	156,907	—	1,115,556
Not owned	4,405	31,360	50	—	35,815
Investments in unconsolidated joint ventures	11,325	12,905	26,620	—	50,850
Investments in subsidiaries	962,737	—	—	(962,737)	—
Deferred income taxes	10,566	—	—	149	10,715
Other assets	18,793	4,180	94	(77)	22,990

	1,706,043	674,266	690,367	(1,241,881)	1,828,795

Financial Services:
Cash and equivalents	—	—	5,583	—	5,583
Restricted cash	—	—	2,745	—	2,745
Mortgage loans held for sale	—	—	58,393	—	58,393
Mortgage loans held for investment	—	—	10,337	—	10,337
Other assets	—	—	7,777	(1,813)	5,964

	—	—	84,835	(1,813)	83,022
Assets of discontinued operations	—	331	—	—	331

Total Assets	$1,706,043	$674,597	$775,202	$(1,243,694)	$1,912,148

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$9,979	$11,088	$4,824	$(3,590)	$22,301
Accrued liabilities	162,281	290,561	803	(271,136)	182,509
Liabilities from inventories not owned	1,873	22,536	—	—	24,409
Revolving credit facility	22,870	—	—	—	22,870
Secured project debt and other notes payable	6,058	31,633	58,269	—	95,960
Senior notes payable	1,030,702	—	—	—	1,030,702
Senior subordinated notes payable	125,768	—	—	—	125,768

	1,359,531	355,818	63,896	(274,726)	1,504,519

Financial Services:
Accounts payable and other liabilities	—	—	4,481	(2,183)	2,298
Mortgage credit facilities	—	—	59,688	(4,048)	55,640

	—	—	64,169	(6,231)	57,938

Liabilities of discontinued operations	—	1,114	—	—	1,114

Total Liabilities	1,359,531	356,932	128,065	(280,957)	1,563,571

Equity:
Total Stockholders’ Equity	346,512	315,600	647,137	(962,737)	346,512
Noncontrolling Interests	—	2,065	—	—	2,065

Total Equity	346,512	317,665	647,137	(962,737)	348,577

Total Liabilities and Equity	$1,706,043	$674,597	$775,202	$(1,243,694)	$1,912,148

24.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$111,702	$433	$510,022	$—	$622,157
Restricted cash	4,222	—	—	—	4,222
Trade and other receivables	340,471	5,095	17,055	(341,613)	21,008
Inventories:
Owned	397,059	725,679	139,783	—	1,262,521
Not owned	5,455	37,287	—	—	42,742
Investments in unconsolidated joint ventures	24,895	19,830	5,743	—	50,468
Investments in subsidiaries	964,757	—	—	(964,757)	—
Deferred income taxes	13,975	—	—	147	14,122
Other assets	140,174	5,849	3	(459)	145,567

	2,002,710	794,173	672,606	(1,306,682)	2,162,807

Financial Services:
Cash and equivalents	—	—	3,681	—	3,681
Restricted cash	—	—	4,295	—	4,295
Mortgage loans held for sale	—	—	63,960	—	63,960
Mortgage loans held for investment	—	—	11,736	—	11,736
Other assets	—	—	4,939	(147)	4,792

	—	—	88,611	(147)	88,464
Assets of discontinued operations	—	1,217	—	—	1,217

Total Assets	$2,002,710	$795,390	$761,217	$(1,306,829)	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$20,318	$17,556	$2,351	$—	$40,225
Accrued liabilities	187,927	368,983	1,121	(341,613)	216,418
Liabilities from inventories not owned	1,873	23,056	—	—	24,929
Revolving credit facility	47,500	—	—	—	47,500
Secured project debt and other notes payable	9,428	38,214	63,572	—	111,214
Senior notes payable	1,204,501	—	—	—	1,204,501
Senior subordinated notes payable	123,222	—	—	—	123,222

	1,594,769	447,809	67,044	(341,613)	1,768,009

Financial Services:
Accounts payable and other liabilities	—	—	4,116	(459)	3,657
Mortgage credit facilities	—	—	63,655	—	63,655

	—	—	67,771	(459)	67,312

Liabilities of discontinued operations	—	1,331	—	—	1,331

Total Liabilities	1,594,769	449,140	134,815	(342,072)	1,836,652

Equity:
Total Stockholders’ Equity	407,941	338,355	626,402	(964,757)	407,941
Noncontrolling Interests	—	7,895	—	—	7,895

Total Equity	407,941	346,250	626,402	(964,757)	415,836

Total Liabilities and Equity	$2,002,710	$795,390	$761,217	$(1,306,829)	$2,252,488

24.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$170,191	$7,455	$15,899	$4,048	$197,593

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(63)	(445)	(14,158)	—	(14,666)
Distributions from unconsolidated homebuilding joint ventures	2,864	1	846	—	3,711
Other investing activities	(616)	(78)	21	—	(673)

Net cash provided by (used in) investing activities	2,185	(522)	(13,291)	—	(11,628)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	1,550	—	1,550
Net proceeds from (payments on) revolving credit facility	(24,630)	—	—	—	(24,630)
Principal payments on secured project debt and other notes payable	(597)	(6,876)	(30,501)	—	(37,974)
Principal payments on senior notes payable	(168,467)	—	—	—	(168,467)
Net proceeds from (payments on) mortgage credit facilities	—	—	(3,967)	(4,048)	(8,015)
(Contributions to) distributions from Corporate and subsidiaries	(18,111)	2	18,109	—	—
Proceeds from the exercise of stock options	132	—	—	—	132

Net cash provided by (used in) financing activities	(211,673)	(6,874)	(14,809)	(4,048)	(237,404)

Net decrease in cash and equivalents	(39,297)	59	(12,201)	—	(51,439)
Cash and equivalents at beginning of period	111,702	440	513,703	—	625,845

Cash and equivalents at end of period	$72,405	$499	$501,502	$—	$574,406

	Six Months Ended June 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$39,101	$26,428	$100,838	$(337)	$166,030

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	6,321	(62,939)	(5,325)	—	(61,943)
Distributions from unconsolidated homebuilding joint ventures	49,290	42,925	—	—	92,215
Other investing activities	(509)	10	(2,242)	—	(2,741)

Net cash provided by (used in) investing activities	55,102	(20,004)	(7,567)	—	27,531

Cash Flows From Financing Activities:
Change in restricted cash	(4,222)	—	—	—	(4,222)
Net proceeds from (payments on) revolving credit facility	(35,000)	—	—	—	(35,000)
Principal payment on secured project debt and other notes payable	(2,000)	(4,319)	—	—	(6,319)
Principal payments on senior notes payable	(56,375)	—	—	—	(56,375)
Net proceeds from (payments on) mortgage credit facilities	—	—	(116,735)	337	(116,398)
Distributions from (contributions to) corporate and subsidiaries	(62,158)	—	62,158	—	—
Net proceeds from the issuance of preferred stock	368,560	—	—	—	368,560
Other financing activities	(268)	—	—	—	(268)

Net cash provided by (used in) financing activities	208,537	(4,319)	(54,577)	337	149,978

Net increase in cash and equivalents	302,740	2,105	38,694	—	343,539
Cash and equivalents at beginning of period	218,129	763	12,669	—	231,561

Cash and equivalents at end of period	$520,869	$2,868	$51,363	$—	$575,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Selected Financial Information

(Unaudited)

(2008 as Adjusted)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$284,206	$404,678	(30%	)	$490,439	$750,666	(35%	)
Land sale revenues	5,466	5,956	(8%	)	8,768	8,211	7%

Total revenues	289,672	410,634	(29%	)	499,207	758,877	(34%	)

Cost of home sales	(244,868)	(479,690)	(49%	)	(441,570)	(914,032)	(52%	)
Cost of land sales	(5,696)	(6,834)	(17%	)	(10,431)	(38,329)	(73%	)

Total cost of sales	(250,564)	(486,524)	(48%	)	(452,001)	(952,361)	(53%	)

Gross margin	39,108	(75,890)	(152%	)	47,206	(193,484)	(124%	)

Gross margin percentage	13.5%	(18.5% )			9.5%	(25.5% )

Selling, general and administrative expenses	(46,026)	(79,135)	(42%	)	(98,405)	(158,579)	(38%	)
Loss from unconsolidated joint ventures	(5,578)	(17,817)	(69%	)	(2,489)	(38,385)	(94%	)
Interest expense	(11,735)	—	—		(22,776)	—	—
Other income (expense)	(61)	(13,098)	(100%	)	4,363	(12,543)	(135%	)

Homebuilding pretax loss	(24,292)	(185,940)	(87%	)	(72,101)	(402,991)	(82%	)

Financial Services:
Revenues	4,283	2,164	98%		6,333	8,405	(25%	)
Expenses	(3,261)	(3,514)	(7%	)	(6,256)	(7,957)	(21%	)
Income from unconsolidated joint ventures	119	172	(31%	)	119	375	(68%	)
Other income	48	53	(9%	)	89	111	(20%	)

Financial services pretax income (loss)	1,189	(1,125)	(206%	)	285	934	(69%	)

Loss from continuing operations before income taxes	(23,103)	(187,065)	(88%	)	(71,816)	(402,057)	(82%	)
Provision for income taxes	(10)	(61,186)	(100%	)	(265)	(61,870)	(100%	)

Loss from continuing operations	(23,113)	(248,251)	(91%	)	(72,081)	(463,927)	(84%	)
Loss from discontinued operations, net of income taxes	(20)	(745)	(97%	)	(524)	(1,936)	(73%	)

Net loss	(23,133)	(248,996)	(91%	)	(72,605)	(465,863)	(84%	)
Less: Net loss allocated to preferred shareholders	14,191	—	—		44,573	—	—

Net loss available to common stockholders	$(8,942)	$(248,996)	(96%	)	$(28,032)	$(465,863)	(94%	)

Basic Loss Per Share:
Continuing operations	$(0.10)	$(3.43)	(97%	)	$(0.30)	$(6.41)	(95%	)
Discontinued operations	—	(0.01)	(100%	)	—	(0.03)	(100%	)

Basic loss per share	$(0.10)	$(3.44)	(97%	)	$(0.30)	$(6.44)	(95%	)

Diluted Loss Per Share:
Continuing operations	$(0.10)	$(3.43)	(97%	)	$(0.30)	$(6.41)	(95%	)
Discontinued operations	—	(0.01)	(100%	)	—	(0.03)	(100%	)

Diluted loss per share	$(0.10)	$(3.44)	(97%	)	$(0.30)	$(6.44)	(95%	)

Weighted Average Common Shares Outstanding:
Basic	93,134,612	72,418,288	29%		92,959,116	72,361,505	28%
Diluted	240,947,398	72,418,288	233%		240,771,902	72,361,505	233%
Net cash provided by (used in) operating activities	$68,595	$(62,852)			$197,593	$166,030

Net cash provided by (used in) investing activities	$(10,128)	$18,923			$(11,628)	$27,531

Net cash provided by (used in) financing activities	$(32,681)	$278,151			$(237,404)	$149,978

Adjusted Homebuilding EBITDA (1)	$33,139	$(10,859)			$40,399	$(17,346)

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) homebuilding depreciation and amortization, (f) amortization of stock-based compensation, (g) income (loss) from unconsolidated joint ventures and (h) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$68,595	$(62,852)	$197,593	$166,030
Add:
Provision (benefit for income taxes	—	60,769	—	60,769
Deferred tax valuation allowance	(8,913)	(130,871)	(28,080)	(214,617)
Homebuilding interest amortized to cost of sales and interest expense	33,590	20,689	59,308	34,048
Gain on early extinguishment of debt	55	(9,144)	5,388	(8,019)
Less:
Income (loss) from financial services subsidiary	1,022	(1,350)	77	448
Depreciation and amortization from financial services subsidiary	171	203	346	410
Loss on disposal of property and equipment	675	—	1,338	—
Net changes in operating assets and liabilities:
Trade and other receivables	(7,666)	396	(1,273)	3,973
Mortgage loans held for sale	8,854	(9,020)	(6,945)	(108,803)
Inventories-owned	(95,734)	49,968	(137,556)	86,026
Inventories-not owned	460	29	1,138	(26)
Deferred income taxes	8,913	26,108	28,080	86,957
Other assets	1,599	32,910	(118,675)	(187,081)
Accounts payable	10,336	3,340	18,129	31,397
Accrued liabilities	14,918	5,672	25,053	32,858

Adjusted Homebuilding EBITDA	$33,139	$(10,859)	$40,399	$(17,346)

Three and Six Month Periods Ended June 30, 2009 Compared to Three and Six Month Periods Ended June 30, 2008

Overview

Our operations continue to be impacted by weak housing demand in substantially all of the major housing markets across the country driven by a housing supply/demand imbalance, record foreclosures, declining home prices, low consumer confidence and rising unemployment. Despite these factors, our net loss for the three and six months ended June 30, 2009 decreased considerably from the year earlier comparable periods. In addition, we have been successful in generating positive cash flows from operating activities during the three and six month periods ended June 30, 2009. These results reflect (1) our efforts initiated in 2008 to adjust our overhead structure to better align our operations with the decline in demand for new homes by making aggressive reductions in our headcount and consolidating our divisions; (2) the reduction of inventory levels by reducing our supply of completed and unsold homes; and (3) the reduction of construction costs from subcontractor rebidding and value engineering. While our absolute net new orders for the three and six months ended June 30, 2009 were lower than the year earlier periods and are still weak relative to normal market conditions, our orders on a same store basis increased compared to the year earlier periods.

For the 2009 second quarter we generated a net loss of $23.1 million, or $0.10 per diluted share, compared to a net loss of $249.0 million, or $3.44 per diluted share, in the second quarter of 2008. The decrease in the net loss was driven primarily by a $127.9 million decrease in homebuilding asset impairment charges, a $122.0 million decrease in the deferred tax asset valuation charge, a $33.1 million decrease in our selling, general and administrative (“SG&A”) expenses, a $12.2 million decrease in loss from unconsolidated joint ventures and a $13.0 million decrease in other expense. These decreases were offset by an $11.7 million increase in non-capitalized interest expense. Our results for the three months ended June 30, 2009 and 2008 included pretax impairment charges totaling $21.3 million and $149.2 million, respectively. For the six months ended June 30, 2009, we generated a net loss of $72.6 million, or $0.30 per diluted share, compared to a net loss of $465.9 million, or $6.44 per diluted share, for the year earlier period. The decrease in the net loss was driven primarily by a $330.9 million decrease in homebuilding pretax loss to a loss of $72.1 million and a $60.8 million decrease in the deferred tax valuation charge. Our results for the six months ended June 30, 2009 and 2008 included pretax impairment charges totaling $52.1 million and $341.5 million, respectively.

During the six months ended June 30, 2009, we reduced our consolidated homebuilding debt by approximately $211.1 million primarily through the repayment of the remaining $124.6 million balance of our Senior Notes due 2009, the early repurchase of $28.9 million of our senior notes at a discount, the repayment of $45 million of our bank credit facilities and a $15.3 million reduction in secured project debt (despite the assumption of $25.2 million of secured project debt in connection with a joint venture unwind). For the six months ended June 30, 2009, we generated cash flows from operations of $197.6 million primarily related to the receipt of our $114.5 million 2008 federal income tax refund and approximately $137.6 million related to a decrease in inventories. These cash flows were offset in part by other changes in working capital.

Homebuilding

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$154,471	$211,541	(27%	)	$253,125	$373,491	(32%	)
Southwest (1)	67,810	115,595	(41%	)	131,043	225,491	(42%	)
Southeast	67,391	83,498	(19%	)	115,039	159,895	(28%	)

Total homebuilding revenues	$289,672	$410,634	(29%	)	$499,207	$758,877	(34%	)

Homebuilding pretax loss:
California	$362	$(85,849)	(100%	)	$(18,511)	$(263,295)	(93%	)
Southwest (1)	(11,471)	(52,450)	(78%	)	(22,427)	(63,399)	(65%	)
Southeast	(9,035)	(33,694)	(73%	)	(19,803)	(52,737)	(62%	)
Corporate	(4,148)	(13,947)	(70%	)	(11,360)	(23,560)	(52%	)

Total homebuilding pretax loss	$(24,292)	$(185,940)	(87%	)	$(72,101)	$(402,991)	(82%	)

Homebuilding pretax impairment charges:
California	$8,190	$68,595	(88%	)	$27,833	$233,943	(88%	)
Southwest (1)	8,900	49,989	(82%	)	16,061	61,444	(74%	)
Southeast	4,180	30,601	(86%	)	8,181	46,143	(82%	)

Total homebuilding pretax impairment charges	$21,270	$149,185	(86%	)	$52,075	$341,530	(85%	)

Homebuilding pretax impairment charges by type:
Deposit write-offs	$—	$5,925	(100%	)	$2,055	$8,210	(75%	)
Inventory impairments	13,129	128,959	(90%	)	41,879	298,964	(86%	)
Joint venture impairments	8,141	14,301	(43%	)	8,141	34,356	(76%	)

Total homebuilding pretax impairment charges	$21,270	$149,185	(86%	)	$52,075	$341,530	(85%	)

	June 30, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Total Assets:
California	$764,348	$810,619	(6%	)
Southwest (1)	232,415	299,039	(22%	)
Southeast	231,610	275,893	(16%	)
Corporate	600,422	777,256	(23%	)

Total homebuilding	1,828,795	2,162,807	(15%	)
Financial services	83,022	88,464	(6%	)
Discontinued operations	331	1,217	(73%	)

Total Assets	$1,912,148	$2,252,488	(15%	)

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

We generated a homebuilding pretax loss from continuing operations for the 2009 second quarter of $24.3 million compared to a pretax loss of $185.9 million in the year earlier period. Our homebuilding pretax loss from continuing operations for the 2009 second quarter included $21.3 million of asset impairment charges, which are detailed in the table above, and $5.3 million of restructuring charges. The decrease in pretax loss was primarily the result of a $127.9 million decrease in impairment charges, a $33.1 million decrease in our SG&A expenses (which included approximately $4.6 million in restructuring charges related to severance and facilities reductions), a $12.2 million decrease in our joint venture loss and a $13.0 million decrease in other expense. These decreases were partially offset by an increase in interest expense of approximately $11.7 million. The inventory impairment charges were included in cost of sales, the joint venture charges were included in loss from unconsolidated joint ventures, and the deposit write-offs were included in other income (expense).

For the six months ended June 30, 2009, homebuilding pretax loss from continuing operations decreased 82% to a $72.1 million pretax loss compared to a pretax loss of $403.0 million in the year earlier period. The decrease in pretax loss was primarily the result of a $289.4 million decrease in impairment charges, a $60.2 million decrease in our SG&A expenses (which included approximately $16.7 million in restructuring charges related to severance and facilities reductions), a $35.9 million decrease in our joint venture loss and a $16.9 million decrease in other expense (to other income of $4.4 million). These decreases were partially offset by an increase in interest expense of approximately $22.8 million.

Homebuilding revenues from continuing operations for the 2009 second quarter decreased 29% from the year earlier period as a result of a 24% decrease in new home deliveries (exclusive of joint ventures and discontinued operations) and an 8% decrease in our consolidated average home price to $302,000. Homebuilding revenues for the six months ended June 30, 2009 decreased 34%, driven by a 28% decrease in new home deliveries (exclusive of joint ventures and discontinued operations) and a 9% decrease in our consolidated average home price to $301,000.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	% Change		2009	2008	% Change
New homes delivered:
California	383	469	(18%	)	601	773	(22%	)

Arizona	62	149	(58%	)	134	304	(56%	)
Texas (1)	118	176	(33%	)	246	355	(31%	)
Colorado	46	72	(36%	)	76	118	(36%	)
Nevada	6	12	(50%	)	8	33	(76%	)

Total Southwest	232	409	(43%	)	464	810	(43%	)

Florida	208	224	(7%	)	368	426	(14%	)
Carolinas	119	135	(12%	)	196	264	(26%	)

Total Southeast	327	359	(9%	)	564	690	(18%	)

Consolidated total	942	1,237	(24%	)	1,629	2,273	(28%	)
Unconsolidated joint ventures	58	57	2%		77	156	(51%	)
Discontinued operations (including joint ventures) (2)	—	46	(100%	)	3	133	(98%	)

Total (including joint ventures) (2)	1,000	1,340	(25%	)	1,709	2,562	(33%	)

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 24% during the 2009 second quarter as compared to the prior year period. The decline in deliveries reflected a 54% decrease in our beginning backlog level as compared to the prior year period, a 29% decrease in the number of average active selling communities and a slight decrease in the number of absolute new home orders generated during the 2009 second quarter. These decreases were partially offset by the increased number of speculative homes that we sold and delivered during the 2009 second quarter.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	% Change		2009	2008	% Change
Average selling prices of homes delivered:
California	$403,000	$442,000	(9%	)	$421,000	$477,000	(12%	)

Arizona	203,000	236,000	(14%	)	215,000	241,000	(11%	)
Texas (1)	293,000	280,000	5%		283,000	273,000	4%
Colorado	303,000	374,000	(19%	)	301,000	358,000	(16%	)
Nevada	222,000	280,000	(21%	)	225,000	296,000	(24%	)

Total Southwest	269,000	280,000	(4%	)	265,000	274,000	(3%	)

Florida	195,000	215,000	(9%	)	194,000	214,000	(9%	)
Carolinas	224,000	258,000	(13%	)	219,000	258,000	(15%	)

Total Southeast	206,000	231,000	(11%	)	203,000	231,000	(12%	)

Consolidated (excluding joint ventures)	302,000	327,000	(8%	)	301,000	330,000	(9%	)
Unconsolidated joint ventures (2)	513,000	468,000	10%		519,000	469,000	11%

Total (including joint ventures) (2)	$314,000	$333,000	(6%	)	$311,000	$339,000	(8%	)

Discontinued operations (including joint ventures) (2)	$—	$195,000	(100%	)	$224,000	$175,000	28%

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

39

During the 2009 second quarter, our consolidated average home price (excluding joint ventures and discontinued operations) decreased 8% to $302,000 as compared to $327,000 for the year earlier period. The decline in our consolidated average home price was due primarily to the higher level of incentives and price reductions required to sell homes as compared to the year earlier period and, to a lesser degree, geographic delivery mix changes.

Our average home price in California (exclusive of joint ventures) decreased 9% to $403,000 in the 2009 second quarter from $442,000 in the year earlier period due to downward pricing pressure from weaker demand.

During the 2009 second quarter, our average home price in Arizona decreased 14% year-over-year to $203,000 reflecting the extremely competitive new and existing home market in Phoenix and the high level of foreclosures in this market. In Texas, our average home price for the 2009 second quarter increased 5% as compared to the year earlier period reflecting a product mix shift to larger, higher priced homes within Dallas. The Las Vegas, Nevada market continues to be one of the weakest housing markets in the country and has been adversely impacted by record high foreclosure activity. Our average price in Colorado for the 2009 second quarter decreased 19% year-over-year due to a shift in product mix to more affordable homes.

In Florida, our average sales price decreased 9% to $195,000 in the 2009 second quarter compared to the year earlier period, primarily due to downward pricing pressure experienced across all of our Florida markets. In the Carolinas, our average home price decreased 13% in the 2009 second quarter as compared to the year earlier period which primarily reflected downward pricing pressure combined with a change in product mix towards more attached townhome deliveries in the 2009 second quarter than the year earlier period.

Gross Margin

Our 2009 second quarter homebuilding gross margin percentage from continuing operations (including land sales) was 13.5% compared to a negative 18.5% in the prior year period. The 2009 second quarter gross margin reflected $13.1 million of pretax inventory impairment charges related to 10 projects. The impairments related primarily to four projects located in California totaling $8.2 million. Inventory impairments for the 2008 second quarter totaled $129.0 million. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three and six months ended June 30, 2009 and 2008, were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range. Excluding the housing inventory impairment charges and land sales, our 2009 second quarter gross margin percentage from home sales would have been 18.5% versus 12.9% in the prior year period (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 560 basis point increase in the year-over-year adjusted gross margin percentage was driven primarily by higher margins in California, partially due to project close-outs, and lower direct construction costs as a result of value engineering and the rebidding of contracts. These factors were partially offset by lower home prices. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

40

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three and six months ended June 30, 2009 and 2008 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	Gross Margin %	2008	Gross Margin %		2009	Gross Margin %	2008	Gross Margin %
	(Dollars in thousands)
Homebuilding gross margin	$39,108	13.5%	$(75,890)	(18.5%	)	$47,206	9.5%	$(193,484)	(25.5%	)
Less: Land sale revenues	(5,466)		(5,956)			(8,768)		(8,211)
Add: Cost of land sales	5,696		6,834			10,431		38,329

Gross margin from home sales	39,338	13.8%	(75,012)	(18.5%	)	48,869	10.0%	(163,366)	(21.8%	)
Add: Housing inventory impairment charges	13,129		127,386			39,461		268,046

Gross margin from home sales, as adjusted	$52,467	18.5%	$52,374	12.9%		$88,330	18.0%	$104,680	13.9%

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

Restructuring Activities

Our operations have been impacted by the weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. During the three and six months ended June 30, 2009, we incurred $5.5 million and $19.2 million, respectively, in restructuring charges. We believe that our restructuring activities were substantially complete as of June 30, 2009, however, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs. We estimate that employee severance and lease terminations during 2008 and the six months ended June 30, 2009 will result in gross annual savings of approximately $70 million, primarily related to SG&A expenses.

SG&A Expenses

Our second quarter SG&A expenses decreased $33.1 million, or 42%, from the year earlier period resulting in an SG&A rate of 15.9% versus 19.3% in the prior year period. Excluding restructuring charges, our 2009 second quarter SG&A rate was 14.3% versus 19.1% for the 2008 second quarter, despite a 29% decrease in revenues (please see the table set forth below reconciling this non-GAAP measure to our SG&A expenses). The 480 basis point decrease in the year-over-year SG&A rate was primarily due to our general focus on reducing our SG&A expenses and was driven primarily by reductions in personnel costs, advertising and marketing expenses and professional fees. In addition, the 2009 second quarter SG&A expense included $4.1 million in noncash stock-based compensation expense related primarily to the vesting of stock options during the quarter.

The table set forth below reconciles our SG&A expense and SG&A rate for the three and six months ended June 30, 2009 and 2008 to our SG&A expense and SG&A rate, excluding restructuring charges:

	Three Months Ended June 30,						Six Months Ended June 30,
	2009	SG&A %		2008	SG&A %		2009	SG&A %		2008	SG&A %
	(Dollars in thousands)
Selling, general and administrative expenses	$46,026	15.9%		$79,135	19.3%		$98,405	19.7%		$158,579	20.9%
Less: Restructuring charges	(4,650)	(1.6%	)	(569)	(0.2%	)	(16,651)	(3.3%	)	(2,439)	(0.3%	)

Selling, general and administrative expenses, excluding restructuring charges	$41,376	14.3%		$78,566	19.1%		$81,754	16.4%		$156,140	20.6%

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

Unconsolidated Joint Ventures

We recognized a $5.6 million loss from unconsolidated joint ventures during the 2009 second quarter compared to a loss of $17.8 million in the year earlier period. The loss in the 2009 second quarter reflected an $8.2 million pretax charge related to our remaining investment in our North Las Vegas joint venture, which was partially offset by approximately $2.0 million of income from land deposits forfeited at one of our Southern California land development joint ventures and income generated from the delivery of 58 homes from homebuilding joint ventures.

During the six months ended June 30, 2009, we recognized a $2.5 million loss from unconsolidated joint ventures, which included the $8.2 million pretax charge discussed above, offset by approximately $5.2 million of income from land deposits forfeited at one of our Southern California land development joint ventures. During the six months ended June 30, 2008, we recognized a loss from unconsolidated joint ventures of $38.4 million, which included $34.4 million of joint venture impairments related to 14 projects.

Interest Expense

For the three and six months ended June 30, 2009, we expensed $11.7 million and $22.8 million, respectively, of interest costs related to the portion of real estate inventories which we were not actively preparing for their intended use, and as a result were deemed unqualified assets in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”). All interest costs incurred during the six months ended June 30, 2008 were capitalized to inventories. To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

Other Income (Expense)

Included in other income (expense) for the three months ended June 30, 2009 was $0.7 million of fixed asset write offs in connection with our restructuring activities, which were partially offset by $0.6 million of interest income. Other income (expense) for the six months ended 2009 also included a $5.4 million gain related to the redemption of $24.5 million of our 6 1/2% Senior Notes due 2010 and $4.4 million of our 6 7/8% Senior Notes due 2011 and $1.7 million of interest income, partially offset by pretax charges of approximately $2.1 million related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects. While the level of lot option deposits still outstanding as of June 30, 2009 has dropped significantly from prior years, we continue to carefully evaluate each land purchase in our acquisition pipeline and any decision to abandon additional lot option transactions could lead to further deposit and capitalized preacquisition cost write-offs.

During the three and six months ended June 30, 2008, other income (expense) included pretax charges of $5.9 million and $8.2 million, respectively, related to the write-off of option deposits and capitalized preacquisition costs for abandoned projects and a $9.1 million noncash charge related to the exchange of $128.5 million of senior and senior subordinated notes for a warrant that was issued to MatlinPatterson to purchase shares of preferred stock. The 2008 charges were partially offset by approximately $1.0 million and $4.4 million of deposit and construction fee income recognized during the three and six months ended June 30, 2008, respectively.

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	2008	% Change		% Change Same Store	2009	2008	% Change		% Change Same Store
Net new orders (1):
California	499	488	2%		33%	762	926	(18%	)	6%

Arizona	116	139	(17%	)	48%	156	282	(45%	)	(6%	)
Texas (2)	131	164	(20%	)	33%	239	321	(26%	)	18%
Colorado	32	39	(18%	)	9%	61	106	(42%	)	(26%	)
Nevada	8	12	(33%	)	0%	8	25	(68%	)	(36%	)

Total Southwest	287	354	(19%	)	32%	464	734	(37%	)	0%

Florida	249	252	(1%	)	45%	428	519	(18%	)	11%
Carolinas	134	147	(9%	)	14%	249	307	(19%	)	(3%	)

Total Southeast	383	399	(4%	)	32%	677	826	(18%	)	5%

Consolidated total	1,169	1,241	(6%	)	33%	1,903	2,486	(23%	)	4%
Unconsolidated joint ventures (3)	89	69	29%		93%	139	122	14%		77%
Discontinued operations	—	25	(100%	)	—	2	95	(98%	)	—

Total (including joint ventures)	1,258	1,335	(6%	)	35%	2,044	2,703	(24%	)	6%

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	% Change		2009	2008	% Change
Average number of selling communities during the year:
California	53	69	(23%	)	53	68	(22%	)

Arizona	9	16	(44%	)	10	17	(41%	)
Texas (2)	18	30	(40%	)	19	30	(37%	)
Colorado	6	8	(25%	)	7	9	(22%	)
Nevada	2	3	(33%	)	2	4	(50%	)

Total Southwest	35	57	(39%	)	38	60	(37%	)

Florida	32	47	(32%	)	35	47	(26%	)
Carolinas	24	30	(20%	)	25	30	(17%	)

Total Southeast	56	77	(27%	)	60	77	(22%	)

Consolidated total	144	203	(29%	)	151	205	(26%	)
Unconsolidated joint ventures (3)	8	12	(33%	)	9	14	(36%	)
Discontinued operations	—	2	(100%	)	—	5	(100%	)

Total (including joint ventures)	152	217	(30%	)	160	224	(29%	)

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(2)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders (excluding joint ventures and discontinued operations) for the 2009 second quarter decreased 6% to 1,169 new homes. Our consolidated cancellation rate for the three months ended June 30, 2009 was 16%, down from 24% for the 2009 first quarter and 25% for the 2008 second quarter. Our sales absorption rate for the 2009 second quarter was 2.7 per month per community, up from the prior year second quarter of 2.0 per month per community, and up from the 1.5 per month per community for the 2009 first quarter. The improvement in our sales absorption rate for the 2009 second quarter as compared to the 2008 second quarter was due to sales increases in most of our markets on a per community basis, with absorption rates particularly better in California (assisted in part by the California tax credit of up to $10,000 per home) and Arizona. The improvement in our sales absorption rate from the 2009 first quarter reflects a decrease in our cancellation rate, the impact of historically low interest rates, increased affordability, and to a lesser extent, the Federal housing tax credit. Notwithstanding the improvement during the quarter, sales absorption rates still remain low relative to historical rates and reflect the challenging housing market, including an elevated supply of homes available for sale, rising foreclosure properties and weak general economic conditions, including low consumer confidence and high unemployment. These conditions have been magnified by the tightening of available mortgage credit for homebuyers. These and other conditions have resulted in a declining home price environment which has contributed to an erosion of homebuyer confidence, a decrease in the pool of qualified buyers and a resulting decrease in our new home sales volume. Net new orders and sales absorption rates during July 2009 have moderated from the improved levels experienced during the 2009 second quarter, but were in line with the seasonal decline that we have historically experienced as compared to our traditionally stronger second quarter order levels.

Net new orders in California (excluding joint ventures) for the 2009 second quarter increased 2% from the 2008 second quarter despite a 23% decrease in average community count. Our cancellation rate in California was 15% for the 2009 second quarter compared to 27% in the 2008 second quarter and 21% in the 2009 first quarter.

Net new orders in Arizona were down 17% for the 2009 second quarter on a 44% lower average community count. The cancellation rate in Arizona was 10% in the 2009 second quarter, a decrease from 23% in the year earlier period and 38% for the 2009 first quarter. The level of foreclosures remain high in the Phoenix market and will continue to provide additional supply. Order activity in Texas for the 2009 second quarter was down 20% on an absolute basis, but up slightly on a per community monthly sales absorption basis. In Colorado, a challenging market for some time, net new orders for the three months ended June 30, 2009 were down on a lower community count. Our order activity in Nevada during the 2009 second quarter was negligible due in part to the limited supply of new homes we have available for sale in this market (10 homes available for sale at June 30, 2009) coupled with the weak housing market conditions in Las Vegas, which has been particularly impacted by an oversupply of homes and foreclosures.

Net new orders in Florida decreased 1% in the 2009 second quarter. Our cancellation rate in Florida was 18% for the 2009 second quarter compared to 22% in the 2009 first quarter and 23% in the year earlier period. All of the Florida markets in which we operate continued to experience erosion in buyer demand and an increased level of available homes on the market. Net new orders in the Carolinas during the 2009 second quarter were down 9% on a lower community count as a result of continued slowing in housing demand in these markets.

	At June 30,
	2009		2008		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes		Dollar Value
Backlog ($ in thousands):
California	381	$164,807	479	$247,050	(20%	)	(33%	)

Arizona	98	21,144	172	42,212	(43%	)	(50%	)
Texas (1)	123	37,618	267	82,098	(54%	)	(54%	)
Colorado	63	19,432	111	38,681	(43%	)	(50%	)
Nevada	4	917	21	6,037	(81%	)	(85%	)

Total Southwest	288	79,111	571	169,028	(50%	)	(53%	)

Florida	207	39,843	313	68,688	(34%	)	(42%	)
Carolinas	106	24,779	152	37,718	(30%	)	(34%	)

Total Southeast	313	64,622	465	106,406	(33%	)	(39%	)

Consolidated total	982	308,540	1,515	522,484	(35%	)	(41%	)
Unconsolidated joint ventures (2)	22	17,706	66	46,201	(67%	)	(62%	)
Discontinued operations	—	—	6	1,183	(100%	)	(100%	)

Total (including joint ventures)	1,004	$326,246	1,587	$569,868	(37%	)	(43%	)

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures and discontinued operations) as of June 30, 2009 decreased 41% from the year earlier period to approximately $308.5 million, but was up 45% as compared to the 2009 first quarter. The decrease in backlog from the 2008 second quarter reflects a 29% decrease in the average number of active selling communities from the prior year period combined with a shorter average escrow period from sales contract date to delivery date. All orders are subject to potential cancellation by the customer.

	At June 30,
	2009	2008	% Change
Building sites owned or controlled:
California	7,826	10,422	(25%	)

Arizona	2,052	2,609	(21%	)
Texas	1,730	2,509	(31%	)
Colorado	298	557	(46%	)
Nevada	1,911	2,357	(19%	)

Total Southwest	5,991	8,032	(25%	)

Florida	6,427	8,028	(20%	)
Carolinas	1,768	2,592	(32%	)
Illinois	—	61	(100%	)

Total Southeast	8,195	10,681	(23%	)

Total (including joint ventures)	22,012	29,135	(24%	)

Building sites owned	17,510	21,020	(17%	)
Building sites optioned or subject to contract	2,413	3,843	(37%	)
Joint venture lots (1)	2,089	4,272	(51%	)

Total (including joint ventures)	22,012	29,135	(24%	)

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of June 30, 2009 decreased 24% from the year earlier period, which reflects our efforts to generate cash, reduce our real estate inventories, and to better align our land supply with the current level of new housing demand.

	At June 30,
	2009	2008	% Change
Homes under construction (including specs):
Consolidated (excluding podium projects)	1,041	2,248	(54%	)
Podium projects	—	134	(100%	)

Total consolidated	1,041	2,382	(56%	)
Joint ventures	30	368	(92%	)

Total continuing operations (1)	1,071	2,750	(61%	)
Discontinued operations	—	3	(100%	)

Total	1,071	2,753	(61%	)

Spec homes under construction:
Consolidated (excluding podium projects)	480	1,009	(52%	)
Podium projects	—	134	(100%	)

Total consolidated	480	1,143	(58%	)
Joint ventures	20	311	(94%	)

Total continuing operations (1)	500	1,454	(66%	)
Discontinued operations	—	3	(100%	)

Total	500	1,457	(66%	)

Completed and unsold homes:
Consolidated (excluding podium projects)	258	421	(39%	)
Podium projects	193	—	—

Total consolidated	451	421	7%
Joint ventures	40	12	233%

Total continuing operations (1)	491	433	13%
Discontinued operations	1	8	(88%	)

Total	492	441	12%

(1)	Excludes our San Antonio division, which is classified as a discontinued operation.

The number of homes under construction from continuing operations (exclusive of joint ventures) as of June 30, 2009 decreased 56% from the year earlier period, and 21% since December 31, 2008, as a result of our efforts to better match new construction starts with lower sales volume and to preserve cash. Total completed and unsold homes from continuing operations (excluding joint ventures) as of June 30, 2009 increased 7% compared to June 30, 2008 and decreased 23% since December 31, 2008. Excluding 193 units from two podium projects in Southern California that were completed during the first half of 2009, the number of completed and unsold homes as of June 30, 2009 decreased 56% since December 31, 2008, and 39% compared to June 30, 2008, reflecting our focus on managing our level of speculative inventory.

Financial Services

In the 2009 second quarter, our financial services subsidiary generated pretax income of approximately $1.0 million compared to a pretax loss of $1.4 million in the year earlier period. The increase in pretax income was driven primarily by higher margins on loan sales, partially offset by a $0.3 million increase in the loan loss reserve, primarily related to loans held for investment. Additionally, operating expenses were down $0.3 million due to a decrease in fixed overhead expenses resulting principally from a reduction in headcount, offset in part by higher commissions and incentives due to higher volume levels generated during the 2009 second quarter.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Three Months Ended June 30,
	2009	2008
Mortgage Loan Origination Product Mix:
Conforming loans	34%	48%
Government loans	61%	44%
Jumbo loans	5%	7%
Other loans	0%	1%

	100%	100%

Loan Type:
Fixed	99%	93%
ARM	1%	7%
ARM loans ≥ 5 year initial adjustment period	100%	96%
Interest only (ARM’s)	0%	42%
Credit Quality:
FICO score ≥ 700	95%	92%
FICO score between 699 - 620	4%	8%
FICO score < 620 (sub-prime loans)	1%	0%
Avg. FICO score	731	731
Other Data:
Avg. combined LTV ratio	89%	87%
Full documentation loans	99%	96%
Non-Full documentation loans	1%	4%
Loan Capture Rates	80%	79%

Income Taxes

During the three months ended June 30, 2009 and 2008, we recorded noncash valuation allowances of $8.9 million and $130.9 million, respectively, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As of June 30, 2009, our total deferred tax asset valuation allowance was $682.2 million. To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations, by reducing the valuation allowance and sheltering a portion of taxable income.

We believe that an ownership change under Internal Revenue Code Section 382 (“Section 382”) occurred during the 2008 second quarter as a result of closing the first phase of the investment by MP CA Homes LLC (“MatlinPatterson”) in our preferred stock. Accordingly, we may be limited on the use of certain tax attributes that relate to tax periods prior to the ownership change. The Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods.

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of our Tucson and San Antonio assets. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued

operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Net loss from discontinued operations for the three months ended June 30, 2009 and 2008 was approximately $20,000 and $745,000, respectively. Net loss from discontinued operations for the six months ended June 30, 2009 and 2008 was $0.5 million and $1.9 million, respectively.

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

For the six months ended June 30, 2009, we generated approximately $197.6 million in cash flows from operating activities driven primarily from the receipt of a $114.5 million tax refund related to our 2008 federal tax return and a $137.6 million decrease in our inventories related largely to a reduction in the number of completed unsold homes. These cash flows were partially offset by other changes in working capital. Cash flows used in investing activities reflected the repayment of $231.1 million of homebuilding debt and $8.0 million in mortgage credit facility debt. The impact of these cash flow activities resulted in a $53.3 million net decrease in our homebuilding cash balance during the quarter to $573.0 million (including $4.2 million in restricted cash) at June 30, 2009.

Revolving Credit Facility and Term Loans

We have a revolving credit facility, Term Loan A and Term Loan B (collectively, the “Credit Facilities”). As of June 30, 2009, we had approximately $37.1 million and $225 million outstanding on our Term Loan A and Term Loan B, respectively, and $22.9 million outstanding and $24.8 million in letters of credit outstanding (of which $20.6 million was unsecured) under our revolving credit facility. As of June 30, 2009, the revolving credit facility has a current commitment amount of $361.4 million and a remaining letter of credit sublimit of $80.6 million. We are required to make principal amortization payments under the revolving credit facility and Term Loan A of $5 million per facility, per quarter, and must secure future revolving credit facility borrowings and letters of credit with collateral (including model homes) based on specified loan-to-value ratios. In addition, the commitment under the revolving credit facility is automatically reduced at the end of each calendar quarter by the face amount of all unsecured letters of credit that mature and are not renewed or are cancelled during such quarter. The collateral requirement effectively limits the amount of borrowings and letters of credit available under our revolving credit facility. As of June 30, 2009, we had approximately $149.4 million of borrowing and letter of credit capacity based on available collateral.

The Credit Facilities contain a cash flow coverage covenant requiring us to maintain either a ratio of cash flow from operations to consolidated homebuilding interest incurred that is greater than or equal to 1.75 to 1.0, (the “Cash Flow Coverage Ratio”) or a minimum cash interest reserve equal to our last four fiscal quarter’s actual cash interest incurred. As of March 31, 2009 and December 31, 2008, we did not meet the minimum Cash Flow Coverage Ratio, and as a result we were required to maintain a cash interest reserve. As of June 30, 2009, we met the Cash Flow Coverage Ratio, and as a result, this interest reserve is no longer required.

The Credit Facilities also prohibit, subject to various exceptions, the repurchase of capital stock, payment of dividends, the early repayment of debt (other than our 6 1/2% Senior Notes due 2010 and 6 7/8% Senior Notes due 2011, which may be repaid if we make concurrent repayments of the revolving credit facility and Term Loan A) and the incurrence of debt. The limitation on incurring new debt contains a number of exceptions including the ability to borrow up to $270 million of debt (“ACI Debt”) for acquired, constructed or improved assets (or $500 million of ACI Debt if we have fully secured the revolving credit facility and Term Loan A borrowings), non-recourse indebtedness, subordinated debt, and up to $400 million of new senior unsecured debt having a maturity of at least 180 days after the maturity dates of the revolving credit facility and Term Loan A. As of June 30, 2009, we had approximately $58.0 million of ACI Debt outstanding which represented joint venture debt we assumed in connection with two joint venture unwinds that occurred during the 2008 fourth quarter and one joint venture unwind that occurred during the 2009 second quarter.

Senior and Senior Subordinated Notes

In addition to our Credit Facilities, as of June 30, 2009, we had $894.3 million of senior and senior subordinated notes outstanding (the “Notes”). The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. As of June 30, 2009, we were unable to satisfy either condition. As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to $550 million under bank credit facilities (including our revolving credit facility), non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness.

Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either a leverage condition or interest coverage condition. Our ability to make restricted payments is also subject to a basket limitation. When we were in compliance with the limitation on restricted payments, we directly made restricted payments to our joint ventures and other restricted subsidiaries. Since September 30, 2008, we have made restricted payments (including investments in joint ventures) from funds held in our unrestricted subsidiaries which are not subject to this prohibition. As of June 30, 2009, we had approximately $500.5 million of cash (excluding $2.7 million in restricted cash) in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments.

The leverage and interest coverage conditions contained in our 6 1/4% Senior Notes due 2014 (our most restrictive series of Notes based on the leverage condition as of June 30, 2009) are set forth in the table below:

Covenant and Other Requirements	Actual at June 30, 2009	Covenant Requirements at June 30, 2009
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	4.23	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	0.80	≥	2.00

(1)	The leverage ratio under the indenture governing our 9 1/4% Senior Subordinated Notes due 2012 is ≤ 2.50.

During the six months ended June 30, 2009, we repurchased at a discount $24.5 million of our 2010 Notes and $4.4 million of our 2011 Notes. In addition, the remaining balance of $124.6 million of our 5 1/8% Senior Notes due 2009 was repaid in full on April 1, 2009, the maturity date of these notes. In the future, we may, from time to time, undertake negotiated or open market purchases of, or tender offers for, our Notes prior to maturity when they can be purchased at discounts to their par value at prices that we believe are attractive. We may also, from time to time, engage in exchange transactions (including debt for equity and debt for debt transactions) for all or part of our Notes. Such transactions, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors.

Senior Subordinated Convertible Notes

We have $78.5 million of 6% Senior Subordinated Convertible Notes (the “Convertible Notes”) due on October 1, 2012. In connection with the adoption of FASB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”), we reclassified a portion of our Convertible Notes to stockholders equity and the remaining principal amount will be accreted to its redemption value of $78.5 million over the remaining term of these notes. FSP 14-1 also requires the restatement of the principal amount for any prior periods in which the Convertible Notes are outstanding. As of June 30, 2009, the principal amount of the Convertible Notes reflected in our accompanying condensed consolidated financial statements was approximately $55.5 million.

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

Joint Venture Loans

As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 52, in connection with our land development and homebuilding joint ventures we have typically obtained secured acquisition, development and construction financing, intended to reduce the use of funds from corporate financing sources. As market conditions have deteriorated we have, and may be required in the future to, expend corporate funds for previously unanticipated obligations associated with these joint ventures, including to:

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

To the extent we utilize corporate financing sources to satisfy these potential joint venture obligations, such use reduces the amount of capital we otherwise have available for planned corporate expenditures. During the six months ended June 30, 2009 and 2008, the aggregate amount paid to satisfy these potential joint venture obligations was approximately $53.8 million and $76.6 million, respectively, which included the repayment of project specific debt assumed in connection with joint venture unwinds.

At June 30, 2009, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $361.1 million, consisting of approximately $112.1 million of recourse debt related to five joint ventures and approximately $248.9 million of non-recourse debt related to two joint ventures. Our joint venture borrowings are discussed in more detail beginning on page 53.

Other Financing Sources

Secured Project Debt and Other Notes Payable. At June 30, 2009, we had approximately $87.7 million outstanding in secured project debt that was assumed in connection with the unwinding of three joint ventures during 2008 and one joint venture unwind that occurred during the 2009 second quarter, of which $37.7 million is scheduled to mature in 2009 and $50.0 million is scheduled to mature in 2010. We are actively engaged with our lenders to extend maturing loans.

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

Mortgage Credit Facilities. In June 2009, we amended our mortgage financing subsidiary’s mortgage credit facilities to, among other things, modify the commitment amount, extend the maturity date and modify certain financial and other covenants. These mortgage credit facilities consist of a $30 million warehouse facility, of which $15 million is uncommitted (meaning that the lender has discretion to refuse to fund requests), and a $45 million early purchase facility. These amended mortgage credit facilities which are scheduled to mature in April 2010, require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $2.7 million. These facilities also contain certain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million, and satisfy certain pretax income (loss) requirements. As of and for the six months ended June 30, 2009, we were in compliance with the financial and other covenants contained in these facilities.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects. At June 30, 2009, we had approximately $238.6 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $82.2 million remaining in cost to complete. Surety providers are generally reluctant to issue new bonds and some have asked for security with respect to outstanding bonds. If we are unable to obtain required bonds in the future, or are required to provide security for existing bonds, our liquidity would be negatively impacted.

Tax Refunds. During the 2009 first quarter, we collected a tax refund of $114.5 million related to our 2008 federal net operating loss (“NOL”) carrybacks. We believe that an ownership change under Section 382 occurred during the 2008 second quarter as a result of closing the first phase of the MatlinPatterson transaction. Accordingly, we may be limited in the use of certain tax attributes that relate to tax periods prior to the ownership change. These potential carryback limitations did not have an impact on our ability to carry back our 2008 net operating loss to 2006 for refund purposes, however, the Section 382 ownership change will have the impact of placing an annual limitation on our ability to carry forward certain tax attributes in future periods.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness), our ability to effectively access these liquidity sources is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During the 2009 first quarter, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition, coupled with the wide-spread decline in the general homebuilding market.

Dividends

We paid no dividends to our stockholders during the six months ended June 30, 2009. Subject to limited exceptions, we are prohibited by the terms of our revolving credit facility, senior term loans and public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases

We did not repurchase capital stock during the six months ended June 30, 2009. Subject to limited exceptions, we are prohibited by the terms of our revolving credit facility, senior term loans, and public note indentures from repurchasing capital stock for cash.

Leverage

Our homebuilding leverage ratio was 78.6% at June 30, 2009 and our adjusted net homebuilding debt to adjusted total book capitalization was 67.1%. This adjusted ratio reflects the offset of homebuilding cash in excess of $5 million and excludes $55.6 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments and operating losses incurred by us as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008. Excluding the impact and timing of recording impairments, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At June 30, 2009, we had two option contracts outstanding with third party financial entities with approximately $3.3 million of remaining land development improvement costs, of which $3.2 million will be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to these contracts prior to purchase, which we would have to write off should we not purchase the land. At June 30, 2009, we had non-refundable cash deposits and letters of credit outstanding of approximately $9.9 million and capitalized preacquisition and other development and construction costs of approximately $4.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $119.1 million. Approximately $26.5 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

For the three months ended June 30, 2009 and 2008, we incurred pretax charges (net of recoveries) of $0 and $5.9 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the six months ended June 30, 2009 and 2008, we incurred pretax charges (net of recoveries) of approximately $2.1 million and $8.2 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which is intended to reduce the use of funds from corporate financing sources. We are currently reducing our investments in joint ventures. At June 30, 2009, our unconsolidated joint ventures had borrowings outstanding that totaled approximately $361.1 million and equity that totaled $43.3 million, compared to $421.8 million in joint venture indebtedness and $372.8 million in equity as of December 31, 2008.

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

Credit Enhancements. We and our joint venture partners generally provide credit enhancements in connection with joint venture borrowings in the form of loan-to-value maintenance agreements, which require us to repay the venture’s borrowings to the extent such borrowings plus, in certain circumstances, construction completion costs, exceed a specified percentage of the value of the property securing the loan. Typically, we share these obligations, either directly or indirectly, with our other partners. At June 30, 2009, we were liable for a total of $112.1 million in credit enhancements related to five of our unconsolidated joint ventures. Assuming we had been required to fund the $112.1 million in credit enhancements at June 30, 2009, we would have been entitled to seek reimbursement from our partners through the contribution provisions contained in the applicable joint venture documents for up to approximately $56.1 million. The collectability of any such amounts will be dependent upon, among other things, the financial viability of our partner at the time we seek reimbursement.

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

Land Takedown Obligations. Our land development joint ventures in some cases require us to purchase lots from the venture at pre-agreed times and prices. As market conditions deteriorate, the required purchase terms of these lots may become uneconomic. As of June 30, 2009, we had obligations to purchase lots related to one joint venture totaling approximately $21.1 million.

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

Surety Indemnities. We and our joint venture partners have also agreed to indemnify third party surety providers with respect to performance bonds issued on behalf of certain of our joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called and the joint venture fails to reimburse the surety, we and our joint venture partners would be obligated to indemnify the surety. At June 30, 2009, our joint ventures had approximately $46.7 million of surety bonds outstanding subject to these indemnity arrangements by us and our partners and had an estimated $14.9 million remaining in cost to complete.

Recent Developments Related to our Joint Ventures. As of June 30, 2009, we held membership interests in 22 homebuilding and land development joint ventures (including discontinued operations), of which 13 were active and 9 were inactive or winding down. Of the 13 active homebuilding and land development joint ventures, seven had project specific financing as of June 30, 2009. The following table reflects certain financial and other information related to select homebuilding and land development joint ventures, including our 7 largest joint ventures based on total assets as of June 30, 2009, representing over 90% of the assets and debt of our unconsolidated joint ventures.

			As of June 30, 2009
	Year		Total Joint Venture			Debt-to-Total	Standard Pacific Recourse
Joint Venture Name	Formed	Location	Assets	Debt (1)	Equity	Capitalization	Debt
			(Dollars in thousands)
Homebuilding:
LB/L-Duc II Scally Ranch	2002	American Canyon, CA	$20,607	$15,702	$1,960	88.9%	$15,702
Chatelaine II Ventures	2004	Los Angeles, CA	18,471	22,258	(4,402)	124.7%	22,258
Talega Associates (2)	1997	San Clemente, CA	64,160	29,921	32,654	47.8%	29,921

Subtotal Select Homebuilding Joint Ventures			103,238	67,881	30,212	69.2%	67,881

Land Development:
Black Mountain Ranch	2003	San Diego, CA	120,605	42,412	64,537	39.7%	42,412
Nov. 2005 Land Investors (3)	2005	Las Vegas, NV	168,709	225,127	(109,595)	194.9%	—
Riverpark Legacy	2004	Oxnard, CA	10,156	—	663	0.0%	N/A
Centennial Founders	2000	Valencia, CA	50,116	—	47,420	0.0%	N/A

Subtotal Select Land Development Joint Ventures			349,586	267,539	3,025	98.9%	42,412

Subtotal of Select Joint Ventures			452,824	335,420	33,237	91.0%	110,293

Other Homebuilding and Land Development
Joint Ventures (4)			20,248	1,848	11,211	14.2%	1,848
Discontinued operations (5)			24,953	23,818	(1,133)	105.0%	—

Total Homebuilding and Land Development Joint Ventures			$498,025	$361,086	$43,315	89.3%	$112,141

(1)	Scheduled maturities of the joint venture debt is as follows: $125.5 million has matured or is scheduled to mature during the remainder of 2009 (of which $43.2 million represents non-recourse debt); $53.7 million is scheduled to mature in 2010 (of which $23.8 million represents non-recourse debt); $101.3 million is scheduled to mature in 2011, all of which is non-recourse debt; and $80.6 million is scheduled to mature in 2012, all of which is non-recourse debt. We are actively engaged with our joint venture lenders to extend maturing loans.

(2)	This joint venture was originally a land development venture consisting of approximately 3,800 lots and now consists of two homebuilding projects with approximately 81 lots remaining.

(3)	As of June 30, 2009, we are obligated to purchase $21.1 million of lots from this joint venture.

(4)	Represents approximately 14 unconsolidated homebuilding and land development joint ventures, of which five have ongoing homebuilding or land development activities and 9 are either inactive or winding down.

(5)	Reflects discontinued operations related to our Tucson operation.

The ability of certain of these joint ventures to comply with the covenants contained in their joint venture loan documents (such as loan-to-value requirements, takedown schedules, sales hurdles, and construction and completion deadlines) have been impacted by the recent market downturn. The following lists a number of recent developments regarding our joint ventures.

•	Loan-to-Value Maintenance Related Payments. During the three and six months ended June 30, 2009, we made a $9.1 million loan remargin payment related to one Southern California joint venture.

•

Renegotiation/Loan Extension. At any point in time we are generally in the process of financing, refinancing, renegotiating or extending one or more of our joint venture loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. Four of our joint ventures have recourse loans totaling $82.2 million that have matured or are scheduled to mature in 2009. There can be no assurance that we will be able to successfully finance, refinance, renegotiate or extend all of the joint venture loans that we are currently in the process of negotiating. If we are unsuccessful in these efforts, we could be required to repay one or more of these loans from corporate liquidity sources.

•

Purchases and Consolidation. Purchasing a joint venture’s assets and assuming its debt increases our leverage and absolute consolidated debt levels. During the 2009 second quarter, we purchased and unwound one Southern California joint venture. In connection with this transaction, we made a payment of approximately $1.1 million, assumed $25.2 million of joint venture indebtedness and assumed 86 completed podium units, of which 38 units were delivered during the 2009 second quarter.

•	Joint Ventures Exited. During the 2009 first quarter, we exited our Chicago joint venture for a $7.3 million cash payment and eliminated $19.8 million of joint venture recourse debt.

•

November 2005 Land Investors. In May 2009, our joint venture in Las Vegas filed for reorganization under Chapter 11 of the Bankruptcy Code. During the quarter ended June 30, 2009, we recorded an $8.2 million joint venture impairment charge related to the write off of our remaining investment in this joint venture. As of June 30, 2009, this joint venture had $225.1 million of non-recourse debt. In addition, as the date hereof, we remain obligated to purchase $21.1 million of lots from this joint venture.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities accounted for under FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS 161 on January 1, 2009 and have included the required disclosures in the notes to our condensed consolidated financial statements.

In May 2008, the FASB issued APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). This FSP requires bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retroactive application to all periods presented is required. As a result, we have retroactively applied the standard to our financial statements for all periods presented. We adopted FSP 14-1 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.7 million with an offset to accumulated deficit of $3.6 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009. The remaining principal amount of the Convertible Notes of $53.0 million will be accreted to its redemption value, approximately $78.5 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $23.0 million and $25.5 million at June 30, 2009 and December 31, 2008, respectively. In addition, approximately $1.3 million and $1.4 million of interest was capitalized to inventories in accordance with SFAS No. 34 “Capitalization of Interest Cost” (“SFAS 34”) for the three months ended June 30, 2009 and 2008, respectively.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. During the three and six months ended June 30, 2009, there were no unvested share-based payment awards outstanding. In addition, during the three months ended June 30, 2008, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of FSP-EITF 03-6-1 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. FSP 107-1 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1for the quarterly period ended June 30, 2009 did not have a material impact on our consolidated financial statements (please see Note 19 “Disclosures about Fair Value”).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim periods ending after June 15, 2009. In connection with the adoption of SFAS 165 we have evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the quarterly period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”) to among other things, (i) define the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE, (ii) require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, and (iii) add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the effect the adoption of SFAS 167 will have on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.

SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The adoption of SFAS 168 will not have an impact on our financial condition or results of operations. Beginning with our quarterly report on Form 10-Q for the quarterly period ending September 30, 2009, all references to authoritative accounting literature will be made in accordance with the SFAS 168.

In July 2009, the FASB ratified EITF No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“EITF 09-1”). EITF 09-1 applies to share lending arrangements executed in connection with a convertible debt offering or other financing. Under EITF 09-1, the share lending arrangement should be measured at fair value, recognized as a debt issuance cost with an offset to stockholders’ equity, and then amortized as interest expense over the life of the financing arrangement. EITF 09-1 is effective for interim or annual periods beginning on or after June 15, 2009 for share lending arrangements entered in during fiscal year 2009. For all arrangements that existed prior to fiscal year 2009, retrospective application is required beginning January 1, 2010. We are currently in the process of determining the impact of adopting EITF 09-1 on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended June 30, 2009. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our term loans through their scheduled maturity dates. The swap agreements have been designated as cash flow hedges and as of June 30, 2009, the estimated fair value of the swaps represented a liability of $29.2 million and were included in accrued liabilities in our condensed consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. For a portion of its loan originations, Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil. As of June 30, 2009, Standard Pacific Mortgage had approximately $53.0 million in closed mortgage loans held for sale and mortgage loans in process that were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a significant portion of its mortgage loans on a non-presold basis. The loans originated on a non-presold basis are substantially ”conforming” or “government” loans, which are loans eligible for sale to, or guaranteed by, a government sponsored enterprise (such as Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Housing Administration or the Veterans Administration). When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 45 days before the loans are sold to investors. Standard Pacific Mortgage utilizes the services of an advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of June 30, 2009, Standard Pacific Mortgage had approximately $69.5 million of closed mortgage loans held for sale and mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors. In order to reduce interest rate risk related to this hedging strategy, beginning in July 2009, all new loan originations are presold to investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	the alignment of our overhead structure with current delivery levels and our speculative starts with sales;

•	our belief that our restructuring activities are substantially complete and the amount of savings that will result from such restructuring;

•	our efforts to generate cash, reduce real estate inventories and to better align our land supply with the current levels of new housing demand;

•	our ability to continue to reduce our investments in joint ventures and our use of joint ventures in the future;

•	the potential need for, and magnitude of, unanticipated joint venture expenditures requiring the use of Corporate funds;

•	our ability to obtain reimbursement from our partners for their share of joint venture remargin obligations;

•	the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	our ability to renegotiate, restructure or extend joint venture loans on acceptable terms;

•	a slowdown in demand and a decline in new home orders;

•	housing market conditions in the geographic markets in which we operate;

•	sales orders, sales cancellation rates, our backlog of homes, the estimated sales value of our backlog and our expectations as to the delivery of our backlog;

•	the likelihood that we will be required to complete lot takedowns on uneconomic terms;

•	the future availability of lot option structures;

•	our ability to obtain surety bonds, the need to provide security to obtain surety bonds, and the impact on our liquidity;

•

the sufficiency of our capital resources and ability to access additional capital, including the sufficiency of unrestricted funds available to satisfy joint venture obligations and make other restricted payments;

•	our historical leverage trends;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	estimated remaining cost to complete the infrastructure of our projects;

•	future warranty costs;

•	litigation related costs;

•	our ability to comply with the covenants contained in our revolving credit facility and other debt instruments;

•	the estimated fair value of our swap agreements;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc. on a pre-sold basis;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants;

•	our ability to purchase our notes prior to maturity at discounts to par and to engage in debt exchange transactions;

•	our ability to realize the value of our deferred tax assets; and

•	the impact of recent accounting pronouncements.

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

Scarborough v. Standard Pacific Corp.

The Company entered into a Settlement Agreement with Stephen J. Scarborough, its former, Chairman, Chief Executive Officer and President, which became effective June 10, 2009. The settlement agreement concludes the dispute between the Company and Mr. Scarborough regarding Mr. Scarborough’s employment related claims for over $23 million in damages from the Company. In exchange for a mutual release, the payment of Mr. Scarborough’s attorney’s fees, the additional payment of $1 million, and the extension of the vesting period on 280,000 stock options granted on February 7, 2008 from April 4, 2010 to December 31, 2013, Mr. Scarborough agreed to dismiss with prejudice all of his claims against the Company.

Kartozian v. Standard Pacific Corp.

The Company entered into a Settlement Agreement with Jari L. Kartozian, its former, Senior Vice President, which became effective July 22, 2009. The settlement agreement concludes the dispute between the Company and Mrs. Kartozian regarding Mrs. Kartozian’s employment related claims for approximately $1.2 million in damages from the Company. In exchange for a mutual release and a cash payment, Mrs. Kartozian agreed to dismiss with prejudice all of her claims against the Company.

Chinese Drywall

Like many other homebuilders, the Company has learned that some of its subcontractors installed drywall manufactured in China in Company constructed homes. News reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). While the Company is not aware of any lawsuits that have been filed against it related to Chinese drywall, it has received formal statutory notices from counsel for several homeowners who believe their homes contain Chinese drywall. The Company is in the process of investigating these claims and is conducting an internal review in an attempt to determine whether other Company constructed homes may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of the Company’s Florida communities contain some high-sulfur Chinese drywall. The Company has not completed its internal review and therefore has not reached a conclusion as to the scope of the problem. The Company plans to continue gathering information and is working with its experts to understand the problem and to respond to complaints as they arise.

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

At our Annual Meeting held on May 13, 2009, Standard Pacific’s stockholders elected Kenneth L. Campbell, Bruce A. Choate, James L. Doti, Ronald R. Foell, Douglas C. Jacobs, David J. Matlin, and F. Patt Schiewitz as directors. In addition, stockholders ratified the appointment of Ernst & Young LLP as Standard Pacific’s independent registered public accounting firm, and denied two stockholder proposals, the first related to the adoption of a majority voting standard for the election of directors and the second related to the adoption of quantitative goals to reduce greenhouse gas emissions.

As of March 16, 2009 (the “Record Date”), there were 100,624,350 shares of Company common stock (the “Common Stock”) and, on an as converted basis, 96,678,297 shares of common stock equivalents represented by the Series B Junior Participating Convertible

Preferred Stock (the “Series B Preferred Stock” and, collectively with the Common Stock, the “Shares”) entitled to vote at the meeting. The Shares vote together on all matters upon which the holders of Common Stock are entitled to vote. Voting at the meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Votes Withheld	Broker Non-Votes
Election of Kenneth L. Campbell	183,943,494	N/A	2,194,416	N/A
Election of Bruce A. Choate	183,873,072	N/A	2,264,838	N/A
Election of James L. Doti	179,027,543	N/A	7,110,367	N/A
Election of Ronald R. Foell	178,457,363	N/A	7,680,547	N/A
Election of Douglas C. Jacobs	179,017,281	N/A	7,120,629	N/A
Election of David J. Matlin	184,264,576	N/A	1,873,334	N/A
Election of F. Patt Schiewitz	179,197,330	N/A	6,940,581	N/A
Ratification of Appointment of Ernst & Young LLP	185,230,776	737,669	169,466	0
Proposal Regarding the Adoption of a Majority Voting Standard for Director Elections	39,819,774	108,994,077	120,194	37,203,866
Proposal Regarding Adoption of Goals to Reduce Greenhouse Gas Emissions	21,923,025	121,179,555	5,831,465	37,203,866

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

+*10.1	Employment Agreement, dated June 1, 2009, between the Registrant and Kenneth L. Campbell, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

+*10.2	Settlement Agreement and Mutual Release of Claims, effective June 10, 2009, between the Registrant and Stephen J. Scarborough, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2009.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Previously filed.

(+)	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: August 5, 2009	By:	/s/ KENNETH L. CAMPBELL
Kenneth L. Campbell
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 5, 2009	By:	/s/ JOHN M. STEPHENS
John M. Stephens
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)