Form 10-Q
period 2009-09-30
STANDARD PACIFIC CORP /DE/
filed 2009-11-06
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Registrant’s shares of common stock outstanding at November 5, 2009: 105,121,130

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(2008 as Adjusted - see Note 2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$269,873	$394,942	$760,312	$1,145,608
Land sale revenues	57,538	5,398	66,306	13,609

Total revenues	327,411	400,340	826,618	1,159,217

Cost of home sales	(219,641)	(548,622)	(661,211)	(1,462,654)
Cost of land sales	(65,147)	(59,375)	(75,578)	(97,704)

Total cost of sales	(284,788)	(607,997)	(736,789)	(1,560,358)

Gross margin	42,623	(207,657)	89,829	(401,141)

Selling, general and administrative expenses	(43,695)	(76,894)	(142,100)	(235,473)
Loss from unconsolidated joint ventures	(1,960)	(91,937)	(4,449)	(130,322)
Interest expense	(12,633)	(3,938)	(35,409)	(3,938)
Gain (loss) on early extinguishment of debt	(8,824)	(1,841)	(3,457)	(11,339)
Other income (expense)	(305)	(7,100)	(1,309)	(10,145)

Homebuilding pretax loss	(24,794)	(389,367)	(96,895)	(792,358)

Financial Services:
Revenues	3,762	2,492	10,095	10,897
Expenses	(2,753)	(3,106)	(9,009)	(11,063)
Income from unconsolidated joint ventures	—	284	119	659
Other income	19	17	108	128

Financial services pretax income (loss)	1,028	(313)	1,313	621

Loss from continuing operations before income taxes	(23,766)	(389,680)	(95,582)	(791,737)
(Provision) benefit for income taxes	(33)	19,840	(298)	(42,030)

Loss from continuing operations	(23,799)	(369,840)	(95,880)	(833,767)
Loss from discontinued operations, net of income taxes	(45)	(69)	(569)	(2,005)

Net loss	(23,844)	(369,909)	(96,449)	(835,772)
Less: Net loss allocated to preferred shareholders	14,500	165,213	59,022	188,354

Net loss available to common stockholders	$(9,344)	$(204,696)	$(37,427)	$(647,418)

Basic Loss Per Share:
Continuing operations	$(0.10)	$(2.54)	$(0.40)	$(8.59)
Discontinued operations	—	—	—	(0.02)

Basic loss per share	$(0.10)	$(2.54)	$(0.40)	$(8.61)

Diluted Loss Per Share:
Continuing operations	$(0.10)	$(2.54)	$(0.40)	$(8.59)
Discontinued operations	—	—	—	(0.02)

Diluted loss per share	$(0.10)	$(2.54)	$(0.40)	$(8.61)

Weighted Average Common Shares Outstanding:
Basic	95,250,351	80,681,394	93,731,253	75,155,044
Diluted	243,063,137	145,800,364	241,544,039	97,019,962

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(2008 as Adjusted - see Note 2)

	September 30, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$523,474	$622,157
Restricted cash	283,292	4,222
Trade and other receivables	17,677	21,008
Inventories:
Owned	1,074,153	1,262,521
Not owned	33,389	42,742
Investments in unconsolidated joint ventures	38,548	50,468
Deferred income taxes	10,383	14,122
Other assets	21,263	145,567

	2,002,179	2,162,807
Financial Services:
Cash and equivalents	6,524	3,681
Restricted cash	2,295	4,295
Mortgage loans held for sale	42,625	63,960
Mortgage loans held for investment	10,734	11,736
Other assets	4,373	4,792

	66,551	88,464
Assets of discontinued operations	159	1,217

Total Assets	$2,068,889	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,928	$40,225
Accrued liabilities	179,473	216,418
Liabilities from inventories not owned	22,440	24,929
Revolving credit facility	—	47,500
Secured project debt and other notes payable	96,816	111,214
Senior notes payable	1,251,193	1,204,501
Senior subordinated notes payable	103,327	123,222

	1,676,177	1,768,009
Financial Services:
Accounts payable and other liabilities	1,731	3,657
Mortgage credit facilities	38,798	63,655

	40,529	67,312
Liabilities of discontinued operations	854	1,331

Total Liabilities	1,717,560	1,836,652
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 issued and outstanding at September 30, 2009 and December 31, 2008	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 105,119,880 and 100,624,350 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,051	1,006
Additional paid-in capital	1,028,624	996,492
Accumulated deficit	(663,291)	(566,842)
Accumulated other comprehensive loss, net of tax	(16,798)	(22,720)

Total Stockholders’ Equity	349,591	407,941
Noncontrolling Interests	1,738	7,895

Total Equity	351,329	415,836

Total Liabilities and Equity	$2,068,889	$2,252,488

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(2008 as Adjusted - see Note 2)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(95,880)	$(833,767)
Income (loss) from discontinued operations, net of income taxes	(569)	(2,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	4,330	129,663
Cash distributions of income from unconsolidated joint ventures	326	771
Depreciation and amortization	2,722	5,300
(Gain) loss on disposal of property and equipment	1,339	901
(Gain) loss on early extinguishment of debt	3,457	11,339
Amortization of stock-based compensation	7,259	10,332
Deferred income taxes	(37,358)	(211,893)
Inventory impairment charges and deposit write-offs	51,748	583,279
Deferred tax asset valuation allowance	37,358	348,705
Changes in cash and equivalents due to:
Trade and other receivables	3,464	(5,415)
Mortgage loans held for sale	23,016	94,357
Inventories - owned	241,525	(27,489)
Inventories - not owned	(1,462)	(6,128)
Other assets	116,678	168,412
Accounts payable	(17,589)	(32,661)
Accrued liabilities	(30,199)	(35,738)

Net cash provided by (used in) operating activities	310,165	197,963

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(23,502)	(77,702)
Distributions from unconsolidated homebuilding joint ventures	4,429	96,845
Other investing activities	(1,796)	(2,723)

Net cash provided by (used in) investing activities	(20,869)	16,420

Cash Flows From Financing Activities:
Change in restricted cash	(277,070)	(8,517)
Net proceeds from (payments on) revolving credit facility	(47,500)	(37,500)
Principal payments on secured project debt and other notes payable	(88,092)	(12,146)
Principal payments on senior notes payable	(205,597)	(58,875)
Net proceeds from the issuance of senior notes payable	257,592	—
Net proceeds from (payments on) mortgage credit facilities	(24,857)	(99,062)
Repurchases of common stock	—	(726)
Net proceeds from the issuance of preferred stock	—	404,593
Net proceeds from the issuance of common stock	—	78,930
Proceeds from the exercise of stock options	388	—

Net cash provided by (used in) financing activities	(385,136)	266,697

Net increase (decrease) in cash and equivalents	(95,840)	481,080
Cash and equivalents at beginning of period	625,845	231,561

Cash and equivalents at end of period (including discontinued operations)	$530,005	$712,641

Cash and equivalents at end of period	$530,005	$712,641
Homebuilding restricted cash at end of period	283,292	4,222
Financial services restricted cash at end of period	2,295	4,295

Cash and equivalents and restricted cash at end of period	$815,592	$721,158

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2009 and the results of operations and cash flows for the periods presented.

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

On July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC does not alter current U.S. GAAP, but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC.

2.	Recent Accounting Pronouncements

On January 1, 2009, we adopted certain provisions of ASC Topic 805, Business Combinations (“ASC 805”). These provisions expand the application of ASC 805 to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. It also requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The adoption of these provisions also requires additional disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. Adoption is prospective, and early adoption was not permitted. These new provisions are effective for us for any business combination entered into subsequent to January 1, 2009. The adoption of these new provisions on January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted certain provisions of ASC Topic 810, Consolidation (“ASC 810”), which require that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be reported separately in the consolidated income statement and consolidated statement of equity. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. Upon adoption on January 1, 2009, minority interests were reclassified to noncontrolling interests as a separate component in equity for all periods presented. The adoption of these provisions did not impact earnings per share attributable to our common stockholders.

In March 2008, the FASB updated certain provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under these new provisions, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of ASC 815 on January 1, 2009 and have included the required disclosures in Note 17.

In May 2008, the FASB updated certain provisions of ASC Topic 470, Debt (“ASC 470”). These new provisions require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. These new provisions of ASC 470 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retroactive application to all periods presented is required. As a result, we have retroactively applied the standard to our financial statements for all periods presented. We adopted these new provisions of ASC 470 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.7 million with an offset to accumulated deficit of $3.6 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009. During the three months ended September 30, 2009, we repurchased at a discount $32.8 million principal amount of the Convertible Notes in exchange for an aggregate of 7.6 million shares of our common stock. In connection with the exchange, we derecognized $9.3 million of unamortized discount of the Convertible Notes. The remaining balance of the Convertible Notes will be accreted to its redemption value, approximately $45.6 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $12.6 million and $25.5 million at September 30, 2009 and December 31, 2008, respectively. In addition, approximately $1.1 million of interest was capitalized to inventories for the three months ended September 30, 2009 and 2008, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest”).

On January 1, 2009, we adopted certain provisions of ASC Topic 260, Earnings per Share (“ASC 260”), which provide that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and require that they be included in the computation of earnings per share. These new provisions of ASC 260 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and require retrospective application. During the three and nine months ended September 30, 2009, we had no unvested share-based payment awards outstanding. In addition, during the three and nine months ended September 30, 2008, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of these new provisions of ASC 260 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB updated certain provisions of ASC Topic 825, Financial Instruments (“ASC 825”) and ASC Topic 270, Interim Reporting (“ASC 270”). These new provisions require that the fair value disclosures required for all financial instruments within the scope of ASC 825 be included in interim financial statements. ASC 825 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. These new provisions of ASC 825 are effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on our consolidated financial statements (please see Note 19 “Disclosures about Fair Value”).

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim periods ending after June 15, 2009. Pursuant to ASC 855 we have evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the quarterly period ended September 30, 2009.

In June 2009, the FASB updated ASC Topic 810, Consolidation (“ASC 810”) to among other things, (i) define the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE, (ii) require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, and (iii) add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the effect the adoption of ASC 810 will have on our financial condition and results of operations.

In July 2009, the FASB updated certain provisions of ASC 470, which provide guidance to share lending arrangements executed in connection with a convertible debt offering or other financing and require that share lending arrangements be measured at fair value, recognized as a debt issuance cost with an offset to stockholders’ equity, and then amortized as interest expense over the life of the financing arrangement. These new provisions of ASC 470 are effective for interim or annual periods beginning on or after June 15, 2009 for share lending arrangements entered in during fiscal year 2009. For all arrangements that existed prior to fiscal year 2009, retrospective application is required beginning January 1, 2010. We are currently in the process of determining the impact of adopting these new provisions of ASC 470 on our financial condition and results of operations.

3.	Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations construct and sell single-family attached and detached homes. In accordance with the aggregation criteria defined in ASC Topic 280, Segment Reporting, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics, such as similar product types, production processes and methods of distribution.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Homebuilding revenues:
California	$199,390	$209,813	$452,515	$583,304
Southwest	49,882	108,268	180,925	333,759
Southeast	78,139	82,259	193,178	242,154

Total homebuilding revenues	$327,411	$400,340	$826,618	$1,159,217

Homebuilding pretax income (loss):
California	$(2,405)	$(227,082)	$(20,916)	$(490,377)
Southwest	(3,966)	(109,663)	(26,393)	(173,062)
Southeast	(7,004)	(45,533)	(26,807)	(98,270)
Corporate	(11,419)	(7,089)	(22,779)	(30,649)

Total homebuilding pretax income (loss)	$(24,794)	$(389,367)	$(96,895)	$(792,358)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(639)	$(46,492)	$5,103	$(81,871)
Southwest	(1,365)	(45,445)	(9,596)	(46,125)
Southeast	44	—	44	(2,326)

Total homebuilding income (loss) from unconsolidated joint ventures	$(1,960)	$(91,937)	$(4,449)	$(130,322)

Restructuring charges:
California	$(115)	$(2,193)	$(2,247)	$(3,333)
Southwest	(13)	(470)	(1,678)	(853)
Southeast	(772)	(307)	(4,537)	(577)
Corporate	(653)	(1,211)	(12,073)	(2,673)

Total restructuring charges	$(1,553)	$(4,181)	$(20,535)	$(7,436)

Homebuilding pretax income (loss) includes the following inventory and joint venture impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended September 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$—	$80	$70	$150
Inventory impairments	5,984	—	1,680	7,664

Total impairments and write-offs	$5,984	$80	$1,750	$7,814

	Three Months Ended September 30, 2008
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$6,675	$2,214	$—	$8,889
Inventory impairments	163,580	61,627	42,009	267,216
Joint venture impairments	46,431	45,818	—	92,249

Total impairments and write-offs	$216,686	$109,659	$42,009	$368,354

	Nine Months Ended September 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$—	$1,013	$1,192	$2,205
Inventory impairments	33,817	6,987	8,739	49,543
Joint venture impairments	—	8,141	—	8,141

Total impairments and write-offs	$33,817	$16,141	$9,931	$59,889

	Nine Months Ended September 30, 2008
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$9,020	$5,113	$2,966	$17,099
Inventory impairments	361,776	120,172	84,232	566,180
Joint venture impairments	79,833	45,818	954	126,605

Total impairments and write-offs	$450,629	$171,103	$88,152	$709,884

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Homebuilding assets:
California	$751,006	$810,619
Southwest	232,480	299,039
Southeast	202,440	275,893
Corporate	816,253	777,256

Total homebuilding assets	$2,002,179	$2,162,807

Homebuilding investments in unconsolidated joint ventures:
California	$34,843	$39,879
Southwest	2,862	10,073
Southeast	843	516

Total homebuilding investments in unconsolidated joint ventures	$38,548	$50,468

4.	Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires the presentation of both basic and diluted earnings (loss) per share for financial statement purposes. Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), is classified as a convertible participating security in accordance with ASC 260, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net loss allocated to the holders of our Series B Preferred Stock is calculated based on the preferred shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per share, basic earnings per share is further adjusted to include the effect of the potential dilutive shares outstanding, including convertible participating securities using the if-converted method. Warrants to purchase shares of convertible participating securities, stock options, nonvested performance share awards, nonvested restricted stock and deferred stock units are included in the computation of diluted earnings per share using the treasury stock method. For the three and nine months ended September 30, 2009 and 2008, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The table set forth below reconciles the components of the basic loss per share calculation to diluted loss per share.

	Three Months Ended September 30,
	2009			2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic loss per share from continuing operations	$(9,325)	95,250,351	$(0.10)	$(204,657)	80,681,394	$(2.54)
Loss allocated to preferred shareholders	(14,474)	147,812,786		(165,183)	65,118,970

Diluted loss per share from continuing operations	$(23,799)	243,063,137	$(0.10)	$(369,840)	145,800,364	$(2.54)

Basic loss per share from discontinued operations	$(19)	95,250,351	$(0.00)	$(39)	80,681,394	$(0.00)
Loss allocated to preferred shareholders	(26)	147,812,786		(30)	65,118,970

Diluted loss per share from discontinued operations	$(45)	243,063,137	$(0.00)	$(69)	145,800,364	$(0.00)

Basic loss per share	$(9,344)	95,250,351	$(0.10)	$(204,696)	80,681,394	$(2.54)

Diluted loss per share	$(23,844)	243,063,137	$(0.10)	$(369,909)	145,800,364	$(2.54)

	Nine Months Ended September 30,
	2009			2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
	(Dollars in thousands, except per share amounts)
Basic loss per share from continuing operations	$(37,205)	93,731,253	$(0.40)	$(645,865)	75,155,044	$(8.59)
Loss allocated to preferred shareholders	(58,675)	147,812,786		(187,902)	21,864,918

Diluted loss per share from continuing operations	$(95,880)	241,544,039	$(0.40)	$(833,767)	97,019,962	$(8.59)

Basic loss per share from discontinued operations	$(222)	93,731,253	$(0.00)	$(1,553)	75,155,044	$(0.02)
Loss allocated to preferred shareholders	(347)	147,812,786		(452)	21,864,918

Diluted loss per share from discontinued operations	$(569)	241,544,039	$(0.00)	$(2,005)	97,019,962	$(0.02)

Basic loss per share	$(37,427)	93,731,253	$(0.40)	$(647,418)	75,155,044	$(8.61)

Diluted loss per share	$(96,449)	241,544,039	$(0.40)	$(835,772)	97,019,962	$(8.61)

5.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net loss	$(23,844)	$(369,909)	$(96,449)	$(835,772)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	486	(341)	5,922	2,015

Comprehensive loss	$(23,358)	$(370,250)	$(90,527)	$(833,757)

6.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

During the nine months ended September 30, 2009, we granted 12,814,000 stock options to our officers and key employees and issued 322,722 shares of unrestricted stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”), who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Stock options	$1,526	$3,307	$6,809	$5,852
Performance share awards	—	1,581	—	3,296
Restricted and unrestricted stock grants	125	286	450	1,184

Total	$1,651	$5,174	$7,259	$10,332

As of September 30, 2009, total unrecognized compensation expense related to stock-based compensation was $14.9 million, with a weighted average period over which the unrecognized compensation expense will be recorded of approximately 3.3 years.

7.	Restricted Cash

At September 30, 2009, restricted cash included $262.6 million of cash held in an escrow account related to our offering of $280 million of Senior Notes due 2016, which were issued at a discount of 91.997%. The $257.6 million net proceeds from our offering, plus an additional $5.0 million contributed by us, were required to be used to retire existing debt upon certain conditions being met. On October 9, 2009, all conditions were satisfied, and the $262.6 million was released from the escrow account (please see Note 15 “Senior and Senior Subordinated Notes Payable”).

At September 30, 2009, restricted cash also included $23.0 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($20.7 million of homebuilding restricted cash and $2.3 million of financial services restricted cash).

8.	Inventories

a. Inventories Owned

Inventories from continuing operations consisted of the following at:

	September 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$359,261	$122,366	$106,848	$588,475
Homes completed and under construction	246,270	57,068	69,106	372,444
Model homes	80,350	14,079	18,805	113,234

Total inventories owned	$685,881	$193,513	$194,759	$1,074,153

	December 31, 2008
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$356,854	$135,661	$136,581	$629,096
Homes completed and under construction	310,603	96,697	94,180	501,480
Model homes	79,384	23,864	28,697	131,945

Total inventories owned	$746,841	$256,222	$259,458	$1,262,521

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the nine months ended September 30, 2009 and 2008, were generally in the 8% to 12% range and discount rates were generally in the 15% to 25% range. The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$—	$209,228	$39,461	$477,274
Land held for sale or sold	7,664	57,988	10,082	88,906

Total inventory impairments	$7,664	$267,216	$49,543	$566,180

Remaining carrying value of inventory impaired at period end	$—	$423,602	$92,358	$714,756

Number of projects impaired during the period	2	75	25	129

Total number of projects included in inventories-owned and reviewed for impairment during the period	231	286

The inventory impairments related to land under development and homes completed and under construction were included in cost of home sales and the impairments related to land held for sale or sold were included in cost of land sales in the accompanying condensed consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment). The impairment charges recorded during the periods noted above resulted primarily from lower home prices, which were driven by increased incentives and price reductions required to address weak demand and economic conditions, including record foreclosures, high unemployment, low consumer confidence and tighter mortgage credit standards. In addition, the $7.7 million of inventory impairments for the three months ended September 30, 2009 related to the sale of a completed podium building in Southern California and a land sale in Florida.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Land purchase and lot option deposits	$9,204	$9,910
Variable interest entities, net of deposits	1,745	7,903
Other lot option contracts, net of deposits	22,440	24,929

Total inventories not owned	$33,389	$42,742

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. If a VIE exists and we have a variable interest in that entity, ASC 810 requires us to calculate expected losses and residual returns for the VIE based on the probability of estimated future cash flows as described in ASC 810. If we are deemed to be the primary beneficiary of a VIE based on such calculations, we are required to consolidate the VIE on our balance sheet.

At September 30, 2009 and December 31, 2008, we consolidated one and two VIEs, respectively, as a result of our options to purchase land or lots from the selling entities. We made cash deposits or issued letters of credit to these VIEs totaling approximately $0.4 million and $1.5 million as of September 30, 2009 and December 31, 2008, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. We consolidated these VIEs because we were considered the primary beneficiary in accordance with ASC 810. As a result, included in our consolidated balance sheets at September 30, 2009 and December 31, 2008 were inventories not owned related to these VIEs of approximately $2.1 million and $8.9 million (which includes $0.4 million and $1.0 million in deposits, exclusive of outstanding letters of credit) and noncontrolling interests of approximately $1.7 million and $7.9 million, respectively. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified inventory as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified inventory represents projects that are actively selling or under development. For the three months ended September 30, 2009 and 2008, we expensed $12.6 million and $3.9 million, respectively, and for the nine months ended September 30, 2009 and 2008, we expensed $35.4 million and $3.9 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense (including discontinued operations), for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Total interest incurred	$26,218	$34,428	$81,411	$109,933
Less: Interest capitalized to inventories owned	(12,836)	(28,890)	(43,437)	(96,643)
Less: Interest capitalized to investments in unconsolidated joint ventures	(749)	(1,600)	(2,565)	(9,352)

Interest expense	$12,633	$3,938	$35,409	$3,938

Interest previously capitalized to inventories owned, included in cost of sales	$23,048	$21,929	$59,581	$55,977
Interest previously capitalized to investments in unconsolidated joint ventures, included in income (loss) from unconsolidated joint ventures	$136	$572	$5,612	$3,494
Interest capitalized in ending inventories owned (1)	$154,753	$174,742	$154,753	$174,742
Interest capitalized as a percentage of inventories owned	14.4%	10.7%	14.4%	10.7%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$1,455	$10,378	$1,455	$10,378
Interest capitalized as a percentage of joint ventures	3.8%	17.4%	3.8%	17.4%

(1)	During the three months ended September 30, 2009 and 2008, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds $0.8 million and $0.1 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Assets:
Cash	$18,830	$48,566
Inventories	363,657	814,511
Other assets	6,093	33,782

Total assets	$388,580	$896,859

Liabilities and Equity:
Accounts payable and accrued liabilities	$91,754	$102,218
Construction loans and trust deed notes payable	270,561	421,848
Equity	26,265	372,793

Total liabilities and equity	$388,580	$896,859

Our share of equity in the unconsolidated joint ventures included in the table above was approximately $13.8 million and $106.9 million at September 30, 2009 and December 31, 2008, respectively. Our net investment in such joint ventures reflected in the accompanying condensed consolidated balance sheets totaled approximately $38.5 million and $50.5 million as of September 30, 2009 and December 31, 2008, respectively. In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above because of differences between asset impairments recorded against our joint venture investments and impairments recorded by the applicable joint venture. Our net investment also included approximately $1.5 million and $6.0 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2009 and December 31, 2008, respectively.

The $24.7 million difference between our share of equity in our unconsolidated joint ventures reflected in the table above and our net investment reflected in the accompanying condensed balance sheets as of September 30, 2009, relates primarily to our investment in our North Las Vegas joint venture. This joint venture has non-recourse debt and we have no further obligation to fund such joint venture or record losses in excess of the total amount invested. As a result of the inventory impairment recorded by this joint venture during the nine months ended September 30, 2009, we impaired the remaining portion of our investment in such joint venture to $0. However, our share of equity in this joint venture included in the table above was further reduced to a negative balance, as a result of the inventory impairment recorded by this joint venture, which was allocated to the members based on their ownership interests.

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues	$8,224	$36,102	$48,217	$116,535
Cost of sales and expenses	(12,851)	(100,476)	(345,364)	(232,610)

Net loss	$(4,627)	$(64,374)	$(297,147)	$(116,075)

Cost of sales of unconsolidated joint ventures included in the table above for the nine months ended September 30, 2009 included an inventory impairment of $304.7 million recorded by our North Las Vegas joint venture. For the three and nine months ended September 30, 2008, cost of sales of unconsolidated joint ventures included $69.0 million and $117.4 million, respectively, of impairments recorded by our unconsolidated joint ventures.

Loss from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. The table set forth below summarizes the impairments we recorded against our investment in unconsolidated joint ventures during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$—	$19,295	$—	$48,321
Land development joint ventures	—	72,954	8,141	78,284

Total joint venture impairments	$—	$92,249	$8,141	$126,605

Number of projects impaired during the period	—	6	1	18

Total number of projects included in unconsolidated joint ventures and reviewed for impairment during the period (1)	9	18

(1)	Certain unconsolidated joint ventures have multiple real estate projects.

The charges noted in the table above were included in loss from unconsolidated joint ventures in the accompanying condensed consolidated statements of operations.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended September 30, 2009 and 2008, we recognized $515,000 of management fees and $338,000 of net management fee expense, respectively, and during the nine months ended September 30, 2009 and 2008 we recognized management fees of approximately $1.3 million and $0.8 million, respectively. Management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of September 30, 2009 and 2008, we had approximately $1.0 million and $0.5 million, respectively, in management fees receivable from various joint ventures, which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2009, we purchased and unwound three Southern California joint ventures. In connection with these transactions, we assumed $77.3 million of joint venture indebtedness. We accounted for these purchases in accordance with ASC 805.

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Income tax receivables	$—	$115,650
Property and equipment, net	6,511	8,939
Deferred debt issuance costs	5,534	12,175
Prepaid insurance	2,265	4,575
Other assets	6,953	4,228

Total homebuilding other assets	$21,263	$145,567

12.	Warranty Costs

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

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Warranty accrual, beginning of the period	$19,998	$30,790
Warranty costs accrued and other adjustments during the period	5,176	6,757
Warranty costs paid during the period	(3,255)	(5,984)

Warranty accrual, end of the period	$21,919	$31,563

13.	Revolving Credit Facility and Term Loans

As of September 30, 2009, we had a revolving credit facility (“Revolver”) with approximately $20.4 million in letters of credit outstanding and $29.6 million of remaining letter of credit commitment and a $225 million term loan (“Term Loan B” and, collectively with the Revolver, the “Credit Facilities”). During the quarter we repaid in full and terminated our Term Loan A and amended the Credit Facilities. Pursuant to the amendment, among other things, the Company reduced the total commitment under the Revolver from $361.4 million to $50 million, with future extensions of credit under the Revolver limited to the issuance of letters of credit, and agreed to cash collateralize all current and future letters of credit. In addition, the covenants contained in the Credit Facilities were modified to, among other things, eliminate most negative covenants (including those limiting liens, incurrence and prepayment of indebtedness, payment of dividends, disposition of properties, investments, and transactions with affiliates). The liquidity test requiring the Company to maintain either a minimum ratio of cash flow from operations to consolidated home building interest incurred or a minimum interest reserve was also eliminated and replaced with a financial covenant requiring the Company to either (i) maintain either a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, a minimum ratio of home building EBITDA to consolidated home building interest incurred or a maximum ratio of combined net home building debt to consolidated tangible net worth or (ii) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Term Loan B and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Term Loan B.

14.	Secured Project Debt and Other Notes Payable

At September 30, 2009, we had approximately $88.8 million outstanding in secured project debt that was assumed in connection with the unwinding of four joint ventures. As of the date hereof, the current maturity dates of these loans range from February 2010 to March 2011.

At September 30, 2009, we had approximately $8.0 million outstanding in other notes payable. Our other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

15.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
5 1/8% Senior Notes due April 2009	$—	$124,550
6 1/2% Senior Notes due August 2010	148,468	173,000
6 7/8% Senior Notes due May 2011	170,597	175,000
7 3/4% Senior Notes due March 2013, net	124,537	124,451
6 1/4% Senior Notes due April 2014	150,000	150,000
7% Senior Notes due August 2015	175,000	175,000
10 3/4% Senior Notes due September 2016, net	257,591	—
Term Loan A due December 2009	—	57,500
Term Loan B due May 2013	225,000	225,000

	$1,251,193	$1,204,501

Senior subordinated notes payable consisted of the following at:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net	$33,019	$52,963
9 1/4% Senior Subordinated Notes due April 2012, net	70,308	70,259

	$103,327	$123,222

The senior notes payable and our 9 1/4% Senior Subordinated Notes contain covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either a leverage condition or interest coverage condition. Our ability to make restricted payments is also subject to a basket limitation. When we were in compliance with the limitation on restricted payments, we directly made restricted payments to our joint ventures and other restricted subsidiaries. Since September 30, 2008, we have made restricted payments (including investments in joint ventures) from funds held in our unrestricted subsidiaries which are not subject to this prohibition. As of September 30, 2009, we had approximately $387.3 million of cash (excluding $285.6 million in restricted cash) in our unrestricted subsidiaries available to fund joint venture capital requirements and to take other actions that would otherwise constitute prohibited restricted payments.

On April 1, 2009, the remaining balance of $124.6 million of our 5 1/8% Senior Notes due 2009 was repaid in full in connection with the maturity of these notes. In addition, during the nine months ended September 30, 2009, we repurchased at a discount $24.5 million of our 6 1/2% Senior Notes due 2010 and $4.4 million of our 6 7/8% Senior Notes due 2011 and as a result recognized a $5.4 million gain which was included in gain (loss) on early extinguishment of debt in the accompanying condensed consolidated financial statements. During the three months ended September 30, 2009, we entered into three privately negotiated transactions pursuant to which we repurchased at a discount $32.8 million principal amount of our 6% Senior Subordinated Convertible Notes due 2012 in exchange for an aggregate of 7.6 million shares of our common stock, and as a result recognized a $1.5 million loss which was included in gain (loss) on early extinguishment of debt in the accompanying condensed consolidated financial statements. The loss includes the write-off of $0.7 million of deferred debt costs and $0.8 million related to the derecognition of the convertible debt discount that was previously included in stockholders’ equity in accordance with ASC 470.

On September 17, 2009, we issued $280 million of 10 3/4% senior notes due September 15, 2016 (the “2016 Notes”). The 2016 Notes rank equally with our existing senior and senior subordinated notes outstanding. These notes were issued at a discount of 91.997% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. The $257.6 million net proceeds from the offering were required to be used to retire existing debt upon certain conditions being met and were held in escrow as of September 30, 2009. On October 9, 2009, all conditions were satisfied and the proceeds from the offering were released from escrow and used to repurchase through a tender offer approximately $133.4 million, $122.0 million and $3.4 million in principal amount of senior notes due 2010, 2011 and 2013, respectively.

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

The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price (currently, $3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of September 30, 2009, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 58% (or 69%, assuming MatlinPatterson had exercised their warrant to purchase 272,670 shares of Series B Preferred Stock for cash on such date) of the total number of shares of our common stock outstanding on an as-converted basis.

17.	Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedge accounting treatment.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2009, we do not anticipate non-performance by counterparties to our outstanding derivative contracts and in addition, such contracts were not in an asset position.

In May 2006, we entered into one interest rate swap agreement related to our Term Loan A with a notional amount of $100 million and two interest rate swap agreements related to our Term Loan B with an aggregate notional amount of $250 million that effectively fixed our 3-month LIBOR rates for our term loans through their original maturity dates of May 2011 and May 2013, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets. To the extent the swaps are deemed effective and qualify for hedge accounting treatment, the related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded a $0.4 million and $0.2 million loss on early extinguishment of debt related to the Term Loan B during the three and nine months ended September 30, 2008, respectively.

In June 2008, we repaid $35 million of our Term Loan A in connection with an amendment to our Term Loan A agreement which also required amortization payments of $2.5 million per quarter resulting in the related interest rate swap being ineffective, and as a result, we recorded a $1.5 million and $3.1 million loss on early extinguishment of debt during the three and nine months ended September 30, 2008, respectively. On September 8, 2008, we reduced $35 million and $25 million notional amounts of the Term Loan A and Term Loan B interest rate swaps for payments of approximately $2.5 million and $1.9 million, respectively. The reduction in the notional amount of our Term Loan B swap agreement resulted in the interest rate swap being highly effective and, accordingly, prospective gains or losses are recorded, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss. In December 2008, we incurred ACI Debt as defined under our Term Loan A agreement which required us to increase the quarterly amortization payment from $2.5 million per quarter to $5 million per quarter. As a result of this accelerated debt amortization schedule, the Term Loan A swap was deemed ineffective as of December 31, 2008 and we recorded a $0.1 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009, respectively. Additionally, in connection with the full repayment and termination of our Term Loan A during the 2009 third quarter, we made a $3.7 million payment to terminate our Term Loan A swap agreement and recorded a $2.2 million loss on early extinguishment of debt, which had been previously included in other comprehensive income or loss.

The estimated fair value of the swaps at September 30, 2009 and December 31, 2008 represented liabilities of $27.2 million and $38.0 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2009 and 2008, we recorded after-tax other comprehensive income of $0.5 million and other comprehensive loss of $0.3 million, respectively, and for the nine months ended September 30, 2009 and 2008, we recorded after-tax other comprehensive income of $5.9 million and $2.0 million, respectively, related to the swap agreements.

18.	Mortgage Credit Facilities

At September 30, 2009, we had approximately $38.8 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $30 million repurchase facility, of which $15 million is uncommitted (meaning that the lender has discretion to refuse to fund requests even if the mortgage loans comply with the requirements of the facility), and $15 million is committed (meaning that the lender has no discretion to refuse to fund requests if the mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify from time to time what those requirements are, even if any such modification adversely affects our mortgage financing subsidiary’s ability to use the repurchase facility), and a $45 million early purchase facility. The lender has the right to terminate the committed portion of the repurchase facility on not less than 90 days notice. These mortgage credit facilities are scheduled to mature in April 2010 and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $2.3 million. These facilities also contain certain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million, and satisfy certain pretax income (loss) requirements. As of September 30, 2009, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$806,766	$806,766	$626,379	$626,379
Financial services:
Cash and equivalents	$8,819	$8,819	$7,976	$7,976
Mortgage loans held for investment	$10,734	$10,734	$11,736	$11,736
Financial liabilities:
Homebuilding:
Revolving credit facility	$—	$—	$47,500	$35,625
Secured project debt and other notes payable	$96,816	$96,816	$111,214	$111,214
Senior notes payable, net	$1,251,193	$1,179,552	$1,204,501	$769,298
Senior subordinated notes payable, net	$103,327	$104,169	$123,222	$68,625
Financial services:
Mortgage credit facilities	$38,798	$38,798	$63,655	$63,655
Off-balance sheet financial instruments:
Forward sale commitments of mortgage-backed securities	$9,284	$9,162	$15,000	$14,762
Commitments to originate mortgage loans	$76,684	$77,837	$12,032	$12,272

Effective January 1, 2008, we implemented the requirements of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for our financial assets and liabilities. Effective January 1, 2009, we adopted ASC 820 for qualifying non-financial assets and liabilities. ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, ASC 820 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

The following assets and liabilities have been measured at fair value in accordance with ASC 820 as of or for the nine months ended September 30, 2009:

		Fair Value Measurements at Reporting Date Using
Description	As of or for the Nine Months Ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Inventories owned	$91,138	$—	$—	$91,138
Mortgage loans held for sale	$42,625	$—	$42,625	$—
Liabilities:
Interest rate swaps	$27,182	$—	$27,182	$—

Inventories Owned—Represents the aggregate fair values for projects that were impaired during the nine months ended September 30, 2009, as of the date that the fair value measurements were made. The carrying value for these projects may have subsequently increased or decreased due to activities that have occurred since the measurement date. In accordance with ASC 360, during the nine months ended September 30, 2009, inventories owned with a carrying amount of $140.6 million were determined to be impaired and were written down to their estimated fair value of $91.1 million, resulting in an impairment charge of $49.5 million. These impairment charges were included in cost of sales in the accompanying condensed statements of operations.

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

We adopted the provisions of ASC Topic 825, Financial Instruments (“ASC 825”), on a prospective basis for mortgage loans held for sale, effective November 1, 2008. In accordance with the provisions of ASC 825 mortgage loans held for sale originated on or subsequent to November 1, 2008 are measured at fair value. The adoption of ASC 825 for mortgage loans held for sale improves consistency of mortgage loan valuation between the date the borrower locks the interest rate on the pending loan and the date of the mortgage loan sale. Prior to the adoption of ASC 825, mortgage loans held for sale were reported at the lower of cost or market on an aggregate basis.

20.	Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At September 30, 2009, we had two option contracts outstanding with third party financial entities with approximately $2.9 million of remaining land development improvement costs, all of which will be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At September 30, 2009, we had non-refundable cash deposits and letters of credit outstanding of approximately $9.4 million and capitalized preacquisition and other development and construction costs of approximately $3.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $83.1 million. Approximately $24.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

For the three months ended September 30, 2009 and 2008, we incurred pretax charges (net of recoveries) of $0.2 million and $8.9 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. For the nine months ended September 30, 2009 and 2008, we incurred pretax charges (net of recoveries) of approximately $2.2 million and $17.1 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

•	accessing lot positions

•	establishing strategic alliances

•	leveraging our capital base

•	expanding our market opportunities

•	managing the financial and market risk associated with land holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which is intended to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced. At September 30, 2009, our joint ventures had borrowings outstanding that totaled approximately $270.6 million (of which $225.4 million was nonrecourse indebtedness) compared to $421.8 million in joint venture indebtedness as of December 31, 2008.

Despite the reduced size of our joint venture portfolio, we may be required in the future to, expend corporate funds for anticipated and unanticipated obligations associated with these joint ventures. Potential future obligations may include payments associated with:

•	joint venture loans (including to replace expiring loans, to satisfy loan remargin and land development and construction completion obligations, and to satisfy environmental indemnity obligations)

•

joint venture development and construction costs and cost overruns (including the funding of the joint venture partner’s share when the partner is unable or unwilling to make the required contribution)

•	indemnity obligations to joint venture surety providers

•	land takedown obligations

•

joint venture unwinds (including the satisfaction of joint venture indebtedness either through repayment or the assumption of such indebtedness, payments required to be made to our partners in connection with the unwind, and the remaining cost to complete former joint venture projects)

During the nine months ended September 30, 2009, we paid $23.0 million to satisfy joint venture obligations (including the repayment of project specific debt in connection with joint venture unwinds) and assumed $77.3 million of project specific debt. As of September 30, 2009, we held membership interests in 20 homebuilding and land development joint ventures (including discontinued operations), of which eight were active and 12 were inactive or winding down. As of such date, three joint ventures had an aggregate of $45.2 million in recourse project specific financing and one had $225.4 million of nonrecourse project specific financing. In addition, as of such date, we had an obligation to purchase lots related to one joint venture totaling approximately $21.1 million and had approximately $31.7 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $11.7 million remaining in cost to complete.

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects. At September 30, 2009, we had approximately $233.5 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) with respect to which we had an estimated $76.0 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $76.7 million at September 30, 2009 and carried a weighted average interest rate of approximately 5.1%. Interest rate risks related to these obligations are generally mitigated through the preselling of loans to investors or through interest rate hedging. As of September 30, 2009, Standard Pacific Mortgage had approximately $1.7 million of closed mortgage loans held for sale that were originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities. In addition, as of September 30, 2009, Standard Pacific Mortgage held approximately $117.7 million in closed mortgage loans held for sale and mortgage loans in process which were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

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

e. Restructuring Costs

Our operations have been impacted by the weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. Our restructuring activities are substantially complete as of September 30, 2009. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Below is a summary of restructuring charges incurred during the three and nine months ended September 30, 2009 and 2008, and the cumulative amount incurred from January 1, 2008 through September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,		Incurred
	2009	2008	2009	2008	to Date
	(Dollars in thousands)
Employee severance costs	$617	$2,367	$14,089	$5,403	$28,155
Lease termination and other exit costs	966	976	5,276	1,195	13,213
Property and equipment disposals	—	838	1,370	838	3,660

	$1,583	$4,181	$20,735	$7,436	$45,028

During the three months ended September 30, 2009 and 2008, employee severance costs of $0.5 million and $2.0 million, respectively, were included in selling, general and administrative expenses and $0.1 and $0.4 million, respectively, were included in cost of sales, while lease termination and other exit costs were included in selling, general and administrative expenses and property and equipment disposals were included in other income (expense) in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2009 and 2008, employee severance costs of $12.9 million and $4.2 million, respectively, were included in selling, general and administrative expenses and $1.0 million and $1.2 million, respectively, were included in cost of sales, while lease termination and other exit costs were included in selling, general and administrative expenses and property and equipment disposals were included in other income (expense) in the accompanying condensed consolidated statements of operations.

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Nine Months Ended September 30, 2009
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$4,917	$6,045	$—	$10,962
Restructuring costs accrued and other adjustments during the period	14,089	5,276	1,370	20,735
Restructuring costs paid during the period	(15,815)	(4,507)	—	(20,322)
Non-cash settlements	—	—	(1,370)	(1,370)

Restructuring accrual, end of the period	$3,191	$6,814	$—	$10,005

	Nine Months Ended September 30, 2008
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$—	$1,164	$—	$1,164
Restructuring costs accrued and other adjustments during the period	5,403	1,195	838	7,436
Restructuring costs paid during the period	(5,266)	(783)	—	(6,049)
Non-cash settlements	—	—	(838)	(838)

Restructuring accrual, end of the period	$137	$1,576	$—	$1,713

21.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carry back net operating losses to tax years where we have previously paid income taxes based on applicable federal law; and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

During the nine months ended September 30, 2009 and 2008, we recorded noncash deferred tax valuation allowances of $37.4 million and $348.7 million, respectively, in accordance with ASC 740. As of September 30, 2009, our total deferred tax asset valuation allowance was $691.5 million. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

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

ASC 740 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. ASC 740 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates.

As of September 30, 2009, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2003 through 2008. There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended September 30, 2009, nor do we anticipate significant changes during the next 12-month period.

22.	Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC Topic 360, Property, Plant, and Equipment. In addition, assets and liabilities related to these discontinued operations are presented separately in the accompanying condensed consolidated balance sheets.

The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Home sale revenues	$130	$2,468	$802	$25,698
Land sale revenues	—	—	—	694

Total revenues	130	2,468	802	26,392

Cost of home sales	(128)	(1,843)	(923)	(21,354)
Cost of land sales	—	—	—	(751)

Total cost of sales	(128)	(1,843)	(923)	(22,105)

Gross margin	2	625	(121)	4,287
Selling, general and administrative expenses	250	(954)	(411)	(7,634)
Other income (expense)	(330)	214	(335)	195

Pretax loss	(78)	(115)	(867)	(3,152)
Benefit for income taxes	33	46	298	1,147

Net loss from discontinued operations	$(45)	$(69)	$(569)	$(2,005)

We did not record any impairments related to our discontinued operations during the three or nine months ended September 30, 2009 and 2008.

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions and the Company:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Assets
Cash and equivalents	$7	$7
Trade and other receivables	27	160
Inventories-owned	5	930
Other assets	120	120

Total Assets	$159	$1,217

Liabilities
Accounts payable	28	320
Accrued liabilities	826	1,011

Total Liabilities	$854	$1,331

23.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$81,062	$100,813
Income taxes	$386	$343
Supplemental Disclosures of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures	$85,573	$51,731
Increase in secured project debt in connection with purchase or consolidation of joint ventures	$77,272	$47,663
Senior subordinated notes exchanged for the issuance of common stock	$32,837	$—
Senior and senior subordinated notes exchanged for the issuance of warrant	$—	$128,496
Changes in inventories not owned	$8,646	$21,592
Changes in liabilities from inventories not owned	$2,489	$5,300
Changes in noncontrolling interests	$6,157	$16,292

24.	Subsequent Event

On November 6, 2009, new federal legislation was enacted that permits a taxpayer to carryback, at the taxpayer’s election, net operating losses generated in either the 2008 or 2009 taxable year for a period of up to five years preceding the loss. If net operating losses are carried back to the fifth taxable year preceding the loss, the amount carried back is limited to 50 percent of taxable income for such taxable year. Based on the Company’s preliminary analysis, we believe that electing to carryback net operating losses from the 2009 tax year to the 2004 tax year (the fifth tax year preceding the loss year) will maximize the Company’s potential benefit from this change in the law. Applying the new legislation, the Company believes it will be entitled to seek a cash refund of up to approximately $80 million of the taxes it paid for tax year 2004.

25.	Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries. All prior year periods presented have been retroactively adjusted in accordance with ASC 470.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$99,262	$140,824	$87,325	$—	$327,411
Cost of sales	(77,633)	(125,084)	(82,071)	—	(284,788)

Gross margin	21,629	15,740	5,254	—	42,623

Selling, general and administrative expenses	(21,913)	(19,310)	(2,472)	—	(43,695)
Income (loss) from unconsolidated joint ventures	(338)	41	(1,663)	—	(1,960)
Equity income (loss) of subsidiaries	(5,806)	—	—	5,806	—
Interest expense	(5,596)	(5,299)	(1,738)	—	(12,633)
Gain (loss) on early extinguishment of debt	(8,824)	—	—	—	(8,824)
Other income (expense)	(578)	(936)	1,209	—	(305)

Homebuilding pretax income (loss)	(21,426)	(9,764)	590	5,806	(24,794)

Financial Services:
Financial services pretax income (loss)	(19)	19	1,028	—	1,028

Income (loss) from continuing operations before income taxes	(21,445)	(9,745)	1,618	5,806	(23,766)
(Provision) benefit for income taxes	(2,399)	2,593	(227)	—	(33)

Income (loss) from continuing operations	(23,844)	(7,152)	1,391	5,806	(23,799)
Loss from discontinued operations, net of income taxes	—	(45)	—	—	(45)

Net income (loss)	$(23,844)	$(7,197)	$1,391	$5,806	$(23,844)

	Three Months Ended September 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$183,717	$216,579	$44	$—	$400,340
Cost of sales	(295,733)	(287,835)	(24,429)	—	(607,997)

Gross margin	(112,016)	(71,256)	(24,385)	—	(207,657)

Selling, general and administrative expenses	(44,409)	(32,468)	(17)	—	(76,894)
Loss from unconsolidated joint ventures	(37,654)	(44,705)	(9,578)	—	(91,937)
Equity income (loss) of subsidiaries	(129,067)	—	—	129,067	—
Interest expense	(1,465)	(2,365)	(108)	—	(3,938)
Gain (loss) on early extinguishment of debt	(1,841)	—	—	—	(1,841)
Other income (expense)	(5,643)	(1,911)	454	—	(7,100)

Homebuilding pretax income (loss)	(332,095)	(152,705)	(33,634)	129,067	(389,367)

Financial Services:
Financial services pretax income (loss)	(15)	300	(598)	—	(313)

Income (loss) from continuing operations before income taxes	(332,110)	(152,405)	(34,232)	129,067	(389,680)
(Provision) benefit for income taxes	(37,799)	54,082	3,557	—	19,840

Income (loss) from continuing operations	(369,909)	(98,323)	(30,675)	129,067	(369,840)
Loss from discontinued operations, net of income taxes	—	(69)	—	—	(69)

Net income (loss)	$(369,909)	$(98,392)	$(30,675)	$129,067	$(369,909)

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$299,052	$418,605	$108,961	$—	$826,618
Cost of sales	(263,978)	(375,503)	(97,308)	—	(736,789)

Gross margin	35,074	43,102	11,653	—	89,829

Selling, general and administrative expenses	(78,811)	(59,467)	(3,822)	—	(142,100)
Income (loss) from unconsolidated joint ventures	5,228	(7,651)	(2,026)	—	(4,449)
Equity income (loss) of subsidiaries	(25,934)	—	—	25,934	—
Interest expense	(15,233)	(15,493)	(4,683)	—	(35,409)
Gain (loss) on early extinguishment of debt	(3,457)	—	—	—	(3,457)
Other income (expense)	(1,011)	(2,959)	2,661	—	(1,309)

Homebuilding pretax income (loss)	(84,144)	(42,468)	3,783	25,934	(96,895)

Financial Services:
Financial services pretax income (loss)	(108)	227	1,194	—	1,313

Income (loss) from continuing operations before income taxes	(84,252)	(42,241)	4,977	25,934	(95,582)
(Provision) benefit for income taxes	(12,197)	12,535	(636)	—	(298)

Income (loss) from continuing operations	(96,449)	(29,706)	4,341	25,934	(95,880)
Loss from discontinued operations, net of income taxes	—	(569)	—	—	(569)

Net income (loss)	$(96,449)	$(30,275)	$4,341	$25,934	$(96,449)

	Nine Months Ended September 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$531,353	$613,797	$14,067	$—	$1,159,217
Cost of sales	(778,558)	(744,008)	(37,792)	—	(1,560,358)

Gross margin	(247,205)	(130,211)	(23,725)	—	(401,141)

Selling, general and administrative expenses	(133,490)	(101,149)	(834)	—	(235,473)
Loss from unconsolidated joint ventures	(72,101)	(48,614)	(9,607)	—	(130,322)
Equity income (loss) of subsidiaries	(222,679)	—	—	222,679	—
Interest expense	(1,465)	(2,365)	(108)	—	(3,938)
Gain (loss) on early extinguishment of debt	(11,339)	—	—	—	(11,339)
Other income (expense)	(5,724)	(5,149)	728	—	(10,145)

Homebuilding pretax income (loss)	(694,003)	(287,488)	(33,546)	222,679	(792,358)

Financial Services:
Financial services pretax income (loss)	(168)	787	2	—	621

Income (loss) from continuing operations before income taxes	(694,171)	(286,701)	(33,544)	222,679	(791,737)
(Provision) benefit for income taxes	(141,601)	96,059	3,512	—	(42,030)

Income (loss) from continuing operations	(835,772)	(190,642)	(30,032)	222,679	(833,767)
Loss from discontinued operations, net of income taxes	—	(2,005)	—	—	(2,005)

Net income (loss)	$(835,772)	$(192,647)	$(30,032)	$222,679	$(835,772)

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$130,113	$439	$392,922	$—	$523,474
Restricted cash	—	—	283,292	—	283,292
Trade and other receivables	247,678	3,257	104,979	(338,237)	17,677
Inventories:
Owned	357,116	585,616	131,421	—	1,074,153
Not owned	2,530	30,809	50	—	33,389
Investments in unconsolidated joint ventures	10,924	2,524	25,100	—	38,548
Investments in subsidiaries	897,538	—	—	(897,538)	—
Deferred income taxes	10,235	—	—	148	10,383
Other assets	12,906	8,315	118	(76)	21,263

	1,669,040	630,960	937,882	(1,235,703)	2,002,179

Financial Services:
Cash and equivalents	—	—	6,524	—	6,524
Restricted cash	—	—	2,295	—	2,295
Mortgage loans held for sale	—	—	42,625	—	42,625
Mortgage loans held for investment	—	—	10,734	—	10,734
Other assets	—	—	6,076	(1,703)	4,373

	—	—	68,254	(1,703)	66,551
Assets of discontinued operations	—	159	—	—	159

Total Assets	$1,669,040	$631,119	$1,006,136	$(1,237,406)	$2,068,889

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$7,946	$13,221	$1,803	$(42)	$22,928
Accrued liabilities	147,410	268,649	11,297	(247,883)	179,473
Liabilities from inventories not owned	—	22,440	—	—	22,440
Revolving credit facility	—	—	—	—	—
Secured project debt and other notes payable	67,165	26,511	88,625	(85,485)	96,816
Senior notes payable	993,601	—	257,592	—	1,251,193
Senior subordinated notes payable	103,327	—	—	—	103,327

	1,319,449	330,821	359,317	(333,410)	1,676,177

Financial Services:
Accounts payable and other liabilities	—	—	4,153	(2,422)	1,731
Mortgage credit facilities	—	—	42,834	(4,036)	38,798

	—	—	46,987	(6,458)	40,529

Liabilities of discontinued operations	—	854	—	—	854

Total Liabilities	1,319,449	331,675	406,304	(339,868)	1,717,560

Equity:
Total Stockholders’ Equity	349,591	297,706	599,832	(897,538)	349,591
Noncontrolling Interests	—	1,738	—	—	1,738

Total Equity	349,591	299,444	599,832	(897,538)	351,329

Total Liabilities and Equity	$1,669,040	$631,119	$1,006,136	$(1,237,406)	$2,068,889

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$111,702	$433	$510,022	$—	$622,157
Restricted cash	4,222	—	—	—	4,222
Trade and other receivables	340,471	5,095	17,055	(341,613)	21,008
Inventories:
Owned	397,059	725,679	139,783	—	1,262,521
Not owned	5,455	37,287	—	—	42,742
Investments in unconsolidated joint ventures	24,895	19,830	5,743	—	50,468
Investments in subsidiaries	964,757	—	—	(964,757)	—
Deferred income taxes	13,975	—	—	147	14,122
Other assets	140,174	5,849	3	(459)	145,567

	2,002,710	794,173	672,606	(1,306,682)	2,162,807

Financial Services:
Cash and equivalents	—	—	3,681	—	3,681
Restricted cash	—	—	4,295	—	4,295
Mortgage loans held for sale	—	—	63,960	—	63,960
Mortgage loans held for investment	—	—	11,736	—	11,736
Other assets	—	—	4,939	(147)	4,792

	—	—	88,611	(147)	88,464
Assets of discontinued operations	—	1,217	—	—	1,217

Total Assets	$2,002,710	$795,390	$761,217	$(1,306,829)	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$20,318	$17,556	$2,351	$—	$40,225
Accrued liabilities	187,927	368,983	1,121	(341,613)	216,418
Liabilities from inventories not owned	1,873	23,056	—	—	24,929
Revolving credit facility	47,500	—	—	—	47,500
Secured project debt and other notes payable	9,428	38,214	63,572	—	111,214
Senior notes payable	1,204,501	—	—	—	1,204,501
Senior subordinated notes payable	123,222	—	—	—	123,222

	1,594,769	447,809	67,044	(341,613)	1,768,009

Financial Services:
Accounts payable and other liabilities	—	—	4,116	(459)	3,657
Mortgage credit facilities	—	—	63,655	—	63,655

	—	—	67,771	(459)	67,312

Liabilities of discontinued operations	—	1,331	—	—	1,331

Total Liabilities	1,594,769	449,140	134,815	(342,072)	1,836,652

Equity:
Total Stockholders’ Equity	407,941	338,355	626,402	(964,757)	407,941
Noncontrolling Interests	—	7,895	—	—	7,895

Total Equity	407,941	346,250	626,402	(964,757)	415,836

Total Liabilities and Equity	$2,002,710	$795,390	$761,217	$(1,306,829)	$2,252,488

25.	Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$164,084	$23,489	$33,071	$89,521	$310,165

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(532)	(721)	(22,249)	—	(23,502)
Mortgage loans held for investment	—	—	(679)	—	(679)
Distributions from unconsolidated homebuilding joint ventures	3,479	1	949	—	4,429
Other investing activities	(888)	(229)	—	—	(1,117)

Net cash provided by (used in) investing activities	2,059	(949)	(21,979)	—	(20,869)

Cash Flows From Financing Activities:
Change in restricted cash	4,222	—	(281,292)	—	(277,070)
Net proceeds from (payments on) revolving credit facility	(47,500)	—	—	—	(47,500)
Principal payments on secured project debt and other notes payable	59,470	(12,160)	(49,917)	(85,485)	(88,092)
Principal payments on senior notes payable	(205,597)	—	—	—	(205,597)
Net proceeds from the issuance of senior notes payable	—	—	257,592	—	257,592
Net proceeds from (payments on) mortgage credit facilities	—	—	(20,821)	(4,036)	(24,857)
(Contributions to) distributions from Corporate and subsidiaries	41,285	(10,374)	(30,911)	—	—
Proceeds from the exercise of stock options	388	—	—	—	388

Net cash provided by (used in) financing activities	(147,732)	(22,534)	(125,349)	(89,521)	(385,136)

Net decrease in cash and equivalents	18,411	6	(114,257)	—	(95,840)
Cash and equivalents at beginning of period	111,702	440	513,703	—	625,845

Cash and equivalents at end of period	$130,113	$446	$399,446	$—	$530,005

	Nine Months Ended September 30, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$82,511	$30,295	$85,494	$(337)	$197,963

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(8,035)	(63,203)	(6,464)	—	(77,702)
Distributions from unconsolidated homebuilding joint ventures	53,920	42,925	—	—	96,845
Other investing activities	(1,265)	(50)	(1,408)	—	(2,723)

Net cash provided by (used in) investing activities	44,620	(20,328)	(7,872)	—	16,420

Cash Flows From Financing Activities:
Change in restricted cash	(4,222)	—	(4,295)	—	(8,517)
Net proceeds from (payments on) revolving credit facility	(37,500)	—	—	—	(37,500)
Principal payment on secured project debt and other notes payable	(2,000)	(10,146)	—	—	(12,146)
Principal payments on senior notes payable	(58,875)	—	—	—	(58,875)
Net proceeds from (payments on) mortgage credit facilities	—	—	(99,399)	337	(99,062)
Repurchase of common stock	(726)	—	—	—	(726)
Distributions from (contributions to) corporate and subsidiaries	(550,158)	—	550,158	—	—
Net proceeds from the issuance of preferred stock	404,593	—	—	—	404,593
Net proceeds from the issuance of common stock	78,930	—	—	—	78,930

Net cash provided by (used in) financing activities	(169,958)	(10,146)	446,464	337	266,697

Net increase in cash and equivalents	(42,827)	(179)	524,086	—	481,080
Cash and equivalents at beginning of period	218,129	763	12,669	—	231,561

Cash and equivalents at end of period	$175,302	$584	$536,755	$—	$712,641

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Selected Financial Information

(Unaudited)

(2008 as Adjusted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$269,873	$394,942	$760,312	$1,145,608
Land sale revenues	57,538	5,398	66,306	13,609

Total revenues	327,411	400,340	826,618	1,159,217

Cost of home sales	(219,641)	(548,622)	(661,211)	(1,462,654)
Cost of land sales	(65,147)	(59,375)	(75,578)	(97,704)

Total cost of sales	(284,788)	(607,997)	(736,789)	(1,560,358)

Gross margin	42,623	(207,657)	89,829	(401,141)

Gross margin percentage	13.0%	(51.9% )	10.9%	(34.6% )

Selling, general and administrative expenses	(43,695)	(76,894)	(142,100)	(235,473)
Loss from unconsolidated joint ventures	(1,960)	(91,937)	(4,449)	(130,322)
Interest expense	(12,633)	(3,938)	(35,409)	(3,938)
Gain (loss) on early extinguishment of debt	(8,824)	(1,841)	(3,457)	(11,339)
Other income (expense)	(305)	(7,100)	(1,309)	(10,145)

Homebuilding pretax loss	(24,794)	(389,367)	(96,895)	(792,358)

Financial Services:
Revenues	3,762	2,492	10,095	10,897
Expenses	(2,753)	(3,106)	(9,009)	(11,063)
Income from unconsolidated joint ventures	—	284	119	659
Other income	19	17	108	128

Financial services pretax income (loss)	1,028	(313)	1,313	621

Loss from continuing operations before income taxes	(23,766)	(389,680)	(95,582)	(791,737)
(Provision) benefit for income taxes	(33)	19,840	(298)	(42,030)

Loss from continuing operations	(23,799)	(369,840)	(95,880)	(833,767)
Loss from discontinued operations, net of income taxes	(45)	(69)	(569)	(2,005)

Net loss	(23,844)	(369,909)	(96,449)	(835,772)
Less: Net loss allocated to preferred shareholders	14,500	165,213	59,022	188,354

Net loss available to common stockholders	$(9,344)	$(204,696)	$(37,427)	$(647,418)

Basic Loss Per Share:
Continuing operations	$(0.10)	$(2.54)	$(0.40)	$(8.59)
Discontinued operations	—	—	—	(0.02)

Basic loss per share	$(0.10)	$(2.54)	$(0.40)	$(8.61)

Diluted Loss Per Share:
Continuing operations	$(0.10)	$(2.54)	$(0.40)	$(8.59)
Discontinued operations	—	—	—	(0.02)

Diluted loss per share	$(0.10)	$(2.54)	$(0.40)	$(8.61)

Weighted Average Common Shares Outstanding:
Basic	95,250,351	80,681,394	93,731,253	75,155,044
Diluted	243,063,137	145,800,364	241,544,039	97,019,962
Net cash provided by (used in) operating activities	$112,572	$31,933	$310,165	$197,963
Net cash provided by (used in) investing activities	$(9,241)	$(11,111)	$(20,869)	$16,420
Net cash provided by (used in) financing activities	$(147,732)	$116,719	$(385,136)	$266,697

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$112,572	$31,933	$310,165	$197,963
Add:
Provision (benefit) for income taxes	—	(19,886)	—	40,883
Deferred tax valuation allowance	(9,278)	(134,088)	(37,358)	(348,705)
Homebuilding interest amortized to cost of sales and interest expense	35,681	25,867	94,989	59,915
Less:
Income (loss) from financial services subsidiary	1,009	(614)	1,086	(166)
Depreciation and amortization from financial services subsidiary	169	188	515	598
Loss on disposal of property and equipment	1	901	1,339	901
Net changes in operating assets and liabilities:
Trade and other receivables	(2,191)	1,442	(3,464)	5,415
Mortgage loans held for sale	(16,071)	14,446	(23,016)	(94,357)
Inventories-owned	(103,969)	(58,537)	(241,525)	27,489
Inventories-not owned	324	6,154	1,462	6,128
Deferred income taxes	9,278	124,936	37,358	211,893
Other assets	1,997	18,669	(116,678)	(168,412)
Accounts payable	(540)	1,264	17,589	32,661
Accrued liabilities	5,125	1,401	30,199	35,738

Adjusted Homebuilding EBITDA	$31,749	$13,126	$66,781	$5,278

Three and Nine Month Periods Ended September 30, 2009 Compared to Three and Nine Month Periods Ended September 30, 2008

Overview

Our operations continue to be impacted by weak housing demand in substantially all of our markets driven by a housing supply/demand imbalance (including as a result of record foreclosures), declining home prices, low consumer confidence and high unemployment. Despite these factors, our net loss for the three and nine months ended September 30, 2009 decreased considerably from the year earlier periods. In addition, we were successful in generating positive cash flows from operating activities during these periods. These results reflect our efforts to (1) adjust our overhead structure to better align our operations with the decline in demand for new homes; (2) reduce our supply of completed and unsold homes; and (3) reduce our construction costs. While our absolute net new orders were lower than the year earlier periods and are still weak relative to normal market conditions, our orders on a same store basis increased compared to 2008 levels for both the three and nine month periods.

We generated a net loss of $23.8 million, or $0.10 per diluted share, during the 2009 third quarter, compared to a net loss of $369.9 million, or $2.54 per diluted share, in the third quarter of 2008. Our results for the three months ended September 30, 2009 and 2008 included pretax impairment charges totaling $7.8 million and $368.4 million, respectively. For the nine months ended September 30, 2009, we generated a net loss of $96.4 million, or $0.40 per diluted share, compared to a net loss of $835.8 million, or $8.61 per diluted share, for the year earlier period. Our results for the nine months ended September 30, 2009 and 2008 included pretax impairment charges totaling $59.9 million and $709.9 million, respectively.

We generated cash flows from operations of $310.2 million during the nine months ended September 30, 2009, driven primarily by a $241.5 million decrease in inventories (largely due to a 72% reduction in the number of completed and unsold homes and the bulk sale of a podium building) and the receipt of our $114.5 million 2008 federal income tax refund. These cash flows were offset in part by other changes in working capital. During the nine months ended September 30, 2009, we reduced our consolidated homebuilding debt by approximately $35.1 million after the assumption of $77.3 million of secured project debt in connection with three joint venture unwinds and the issuance of $280 million ($257.6 million net of original issue discount) of 10 3/4% senior notes due 2016 (the “2016 Notes”). The proceeds from the issuance of the 2016 Notes and cash on hand were used to repay $258.8 million of earlier maturity senior notes in October 2009. Taking into account the impact of this repayment, we have reduced our consolidated homebuilding debt by approximately $293.9 million since December 31, 2008.

Homebuilding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Homebuilding revenues:
California	$199,390	$209,813	$452,515	$583,304
Southwest (1)	49,882	108,268	180,925	333,759
Southeast	78,139	82,259	193,178	242,154

Total homebuilding revenues	$327,411	$400,340	$826,618	$1,159,217

Homebuilding pretax loss:
California	$(2,405)	$(227,082)	$(20,916)	$(490,377)
Southwest (1)	(3,966)	(109,663)	(26,393)	(173,062)
Southeast	(7,004)	(45,533)	(26,807)	(98,270)
Corporate	(11,419)	(7,089)	(22,779)	(30,649)

Total homebuilding pretax loss	$(24,794)	$(389,367)	$(96,895)	$(792,358)

Homebuilding pretax impairment charges:
California	$5,984	$216,686	$33,817	$450,629
Southwest (1)	80	109,659	16,141	171,103
Southeast	1,750	42,009	9,931	88,152

Total homebuilding pretax impairment charges	$7,814	$368,354	$59,889	$709,884

Homebuilding pretax impairment charges by type:
Deposit write-offs	$150	$8,889	$2,205	$17,099
Inventory impairments	7,664	267,216	49,543	566,180
Joint venture impairments	—	92,249	8,141	126,605

Total homebuilding pretax impairment charges	$7,814	$368,354	$59,889	$709,884

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Total Assets:
California	$751,006	$810,619
Southwest (1)	232,480	299,039
Southeast	202,440	275,893
Corporate	816,253	777,256

Total homebuilding	2,002,179	2,162,807
Financial services	66,551	88,464
Discontinued operations	159	1,217

Total Assets	$2,068,889	$2,252,488

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

We generated a homebuilding pretax loss for the 2009 third quarter of $24.8 million compared to a pretax loss of $389.4 million in the year earlier period. Our homebuilding pretax loss for the 2009 third quarter included $7.8 million of asset impairment charges, which are detailed in the table above, and $10.1 million of debt extinguishment and other restructuring charges. The decrease in pretax loss was primarily the result of a $360.5 million decrease in impairment charges and a $33.2 million decrease in our SG&A expenses (which included approximately $1.5 million in restructuring charges related to severance and facilities reductions). These decreases were partially offset by a $9.3 million reduction in gross margin (exclusive of impairments), an $8.7 million increase in non-capitalized interest expense and a $7.0 million increase in loss on early extinguishment of debt. The inventory impairment charges were included in cost of sales and the deposit write-offs were included in other income (expense).

For the nine months ended September 30, 2009, homebuilding pretax loss decreased 88% to a $96.9 million pretax loss compared to a pretax loss of $792.4 million in the year earlier period. The decrease in pretax loss was primarily the result of a $650.0 million decrease in impairment charges, a $93.4 million decrease in our SG&A expenses (which included approximately $18.1 million in restructuring charges related to severance and facilities reductions) and a $7.9 million decrease in loss on early extinguishment of debt. These decreases were partially offset by a $25.7 million reduction in gross margin (exclusive of impairments) and a $31.5 million increase in non-capitalized interest expense.

Homebuilding revenues for the 2009 third quarter decreased 18% from the year earlier period as a result of a 25% decrease in new home deliveries and an 9% decrease in our consolidated average home price to $302,000. These decreases were partially offset by a $52.1 million year-over-year increase in land sale revenues, representing the sale of a podium building in Southern California and a land sale in Florida during the 2009 third quarter. Homebuilding revenues for the nine months ended September 30, 2009 decreased 29%, driven primarily by a 27% decrease in new home deliveries and a 9% decrease in our consolidated average home price to $301,000. These decreases were offset in part by a $52.7 million increase in revenues from land sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	% Change		2009	2008	% Change
New homes delivered:
California	347	435	(20%	)	948	1,208	(22%	)

Arizona	75	132	(43%	)	209	436	(52%	)
Texas (1)	82	165	(50%	)	328	520	(37%	)
Colorado	37	62	(40%	)	113	180	(37%	)
Nevada	5	22	(77%	)	13	55	(76%	)

Total Southwest	199	381	(48%	)	663	1,191	(44%	)

Florida	235	220	7%		603	646	(7%	)
Carolinas	112	152	(26%	)	308	416	(26%	)

Total Southeast	347	372	(7%	)	911	1,062	(14%	)

Consolidated total	893	1,188	(25%	)	2,522	3,461	(27%	)
Unconsolidated joint ventures (2)	15	66	(77%	)	92	222	(59%	)
Discontinued operations (including joint ventures) (2)	1	14	(93%	)	4	147	(97%	)

Total (including joint ventures) (2)	909	1,268	(28%	)	2,618	3,830	(32%	)

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 25% during the 2009 third quarter as compared to the prior year period. The decline in deliveries reflected a 35% decrease in our beginning backlog level as compared to the prior year period and a 28% decrease in the number of average active selling communities. These decreases were partially offset by the increased number of speculative homes that we sold and delivered during the 2009 third quarter.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	% Change		2009	2008	% Change
Average selling prices of homes delivered:
California $	442,000	$482,000	(8%	)	$429,000	$479,000	(10%	)

Arizona	202,000	215,000	(6%	)	210,000	233,000	(10%	)
Texas (1)	269,000	291,000	(8%	)	279,000	279,000	—
Colorado	312,000	358,000	(13%	)	305,000	358,000	(15%	)
Nevada	226,000	278,000	(19%	)	226,000	289,000	(22%	)

Total Southwest	251,000	275,000	(9%	)	261,000	275,000	(5%	)

Florida	181,000	206,000	(12%	)	189,000	211,000	(10%	)
Carolinas	216,000	233,000	(7%	)	218,000	249,000	(12%	)

Total Southeast	192,000	217,000	(12%	)	199,000	226,000	(12%	)

Consolidated (excluding joint ventures)	302,000	332,000	(9%	)	301,000	331,000	(9%	)
Unconsolidated joint ventures (2)	548,000	578,000	(5%	)	524,000	507,000	3%

Total (including joint ventures) (2)	$306,000	$345,000	(11%	)	$309,000	$342,000	(10%	)

Discontinued operations (including joint ventures) (2)	$130,000	$176,000	(26%	)	$201,000	$175,000	15%

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During the 2009 third quarter, our consolidated average home price (excluding joint ventures and discontinued operations) decreased 9% to $302,000 versus $332,000 for the year earlier period. The decline in our consolidated average home price was due primarily to the higher level of incentives and price reductions required to sell homes as compared to the year earlier period and, to a lesser degree, geographic delivery mix changes.

Our average home price in California (exclusive of joint ventures) decreased 8% to $442,000 in the 2009 third quarter from $482,000 in the year earlier period due to downward pricing pressure from weaker demand and a product mix shift, including an increase in 2009 third quarter deliveries from our lower priced podium projects in Southern California.

During the 2009 third quarter, our average home price in Arizona decreased 6% year-over-year to $202,000 largely reflective of price declines due to the extremely competitive new and existing home market in Phoenix, and to a lesser degree, due to a product mix shift. In Texas, our average home price for the 2009 third quarter decreased 8% as compared to the year earlier period reflecting a product mix shift to more affordable homes within the Austin market. The Las Vegas, Nevada market continues to be one of the weakest housing markets in the country and has been adversely impacted by record high foreclosure activity. Our average price in Colorado for the 2009 third quarter decreased 13% year-over-year largely due to a shift in product mix to more affordable attached homes.

In Florida, our average sales price decreased 12% to $181,000 in the 2009 third quarter compared to the year earlier period, primarily due to downward pricing pressure experienced across all of our Florida markets. In the Carolinas, our average home price decreased 7% in the 2009 third quarter as compared to the year earlier period which reflected downward pricing pressure combined with a change in product mix towards more affordable attached townhome deliveries in the Raleigh market during the 2009 third quarter as compared to the year earlier period.

Gross Margin

Our 2009 third quarter homebuilding gross margin percentage (including land sales) was 13.0% compared to a negative 51.9% in the prior year period. The 2009 third quarter gross margin reflected $7.7 million of pretax inventory impairment charges related to the sale of a completed podium building in Southern California and a land sale in Florida. Inventory impairments for the 2008 third quarter totaled $267.2 million. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three and nine months ended September 30, 2009 and 2008, were generally in the 8% to 12% range and discount rates were generally in the 15% to 25% range. Excluding inventory impairment charges and land sales, our 2009 third quarter gross margin percentage from home sales would have been 18.6% versus 14.1% in the prior year period (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 450 basis point increase in the year-over-year adjusted gross margin percentage was driven primarily by higher margins in California and lower direct construction costs as a result of value engineering and the rebidding of contracts. Until market conditions stabilize, we may continue to incur additional inventory impairment charges.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three and nine months ended September 30, 2009 and 2008 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009	Gross Margin %	2008	Gross Margin %		2009	Gross Margin %	2008	Gross Margin %
	(Dollars in thousands)
Homebuilding gross margin	$42,623	13.0%	$(207,657)	(51.9%	)	$89,829	10.9%	$(401,141)	(34.6%	)
Less: Land sale revenues	(57,538)		(5,398)			(66,306)		(13,609)
Add: Cost of land sales	65,147		59,375			75,578		97,704

Gross margin from home sales	50,232	18.6%	(153,680)	(38.9%	)	99,101	13.0%	(317,046)	(27.7%	)
Add: Housing inventory impairment charges	—		209,228			39,461		477,274

Gross margin from home sales, as adjusted	$50,232	18.6%	$55,548	14.1%		$138,562	18.2%	$160,228	14.0%

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

Restructuring Activities

Our operations have been impacted by the weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. During the three and nine months ended September 30, 2009, we incurred $1.5 million and $20.5 million, respectively, in restructuring charges. We believe that these restructuring activities were substantially complete as of September 30, 2009. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs. We estimate that employee severance and lease terminations during 2008 and the nine months ended September 30, 2009 will result in gross annual savings of approximately $70 million, primarily related to SG&A expenses.

SG&A Expenses

Our 2009 third quarter SG&A expenses (including Corporate G&A) decreased $33.2 million, or 43%, from the year earlier period resulting in an SG&A rate of 13.3% versus 19.2% in the prior year period. Excluding land sale revenues and restructuring charges, our 2009 third quarter SG&A rate was 15.6% versus 18.7% for the 2008 third quarter, despite a 32% decrease in home sale revenues (please see the table set forth below reconciling this non-GAAP measure to our SG&A expenses). The 310 basis point decrease in the year-over-year as adjusted SG&A rate was primarily due to our general focus on reducing our SG&A expenses and was driven primarily by reductions in personnel costs, stock based compensation, and advertising and marketing expenses.

The table set forth below reconciles our SG&A expense and SG&A rate for the three and nine months ended September 30, 2009 and 2008 to our SG&A expense and SG&A rate, excluding land sale revenues and restructuring charges:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009	SG&A % (excl. land sales)		2008	SG&A % (excl. land sales)		2009	SG&A % (excl. land sales)		2008	SG&A % (excl. land sales)
	(Dollars in thousands)
Selling, general and administrative expenses	$43,695	16.2%		$76,894	19.5%		$142,100	18.7%		$235,473	20.6%
Less: Restructuring charges	(1,495)	(0.6%	)	(2,977)	(0.8%	)	(18,145)	(2.4%	)	(5,416)	(0.5%	)

Selling, general and administrative expenses, excluding restructuring charges	$42,200	15.6%		$73,917	18.7%		$123,955	16.3%		$230,057	20.1%

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

Unconsolidated Joint Ventures

We recognized a $2.0 million loss from unconsolidated joint ventures during the 2009 third quarter compared to a loss of $91.9 million in the year earlier period. The loss in the 2009 third quarter primarily represented our share of loss related to our North Las Vegas joint venture. The loss in the 2008 third quarter reflected a $92.2 million pretax charge related primarily to our share of joint venture impairments related to three projects located in Southern California and our North Las Vegas joint venture.

During the nine months ended September 30, 2009, we recognized a $4.4 million loss from unconsolidated joint ventures, which included an $8.2 million pretax impairment charge related to our investment in our North Las Vegas joint venture, which was partially offset by approximately $5.2 million of income from land deposits forfeited at one of our Southern California land development joint ventures. During the nine months ended September 30, 2008, we recognized a loss from unconsolidated joint ventures of $130.3 million, which included $126.6 million of joint venture impairments related to 18 projects.

Interest Expense

For the three and nine months ended September 30, 2009, we expensed $12.6 million and $35.4 million, respectively, of interest costs related to the portion of real estate inventories which we were not actively preparing for their intended use, and as a result were deemed unqualified assets in accordance with ASC Topic 835, Interest. For the three months ended September 30, 2008, we expensed $3.9 million of interest. All interest costs incurred during the six months ended June 30, 2008 were capitalized to inventories. To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

Gain (Loss) on Early Extinguishment of Debt

During the three and nine months ended September 30, 2009, we recognized a loss on early extinguishment of debt of $8.8 million and $3.5 million, respectively. During the 2009 third quarter, we amended our revolving credit facility and Term Loan A facility and recorded a $7.3 million loss on early extinguishment of debt, which represented the write-off of unamortized deferred debt issuance costs and the unwind of the ineffective portion of the Term Loan A interest rate swap. In addition, during the 2009 third quarter we recorded a $1.5 million loss, including the write-off of unamortized debt issuance costs, related to the exchange of $32.8 million of our 2012 senior subordinated convertible notes for 7.6 million shares of our common stock. Gain (loss) on early extinguishment of debt for the nine months ended September 30, 2009 also included a $5.4 million gain related to the early redemption of $24.5 million of our 2010 senior notes and $4.4 million of our 2011 senior notes.

During the three and nine months ended September 30, 2008, we recognized loss on early extinguishment of debt of $1.8 million and $11.3 million, respectively. The 2008 third quarter gain (loss) on early extinguishment of debt represented the expense associated with the ineffectiveness of our Term Loan A and Term Loan B interest rate swaps as a result of the early pay down of a portion of our Term Loan A and Term Loan B facilities. Gain (loss) on early extinguishment of debt for the nine months ended September 30, 2008 included $3.3 million of expense related to the ineffectiveness of the Term Loan A and Term Loan B interest rate swaps and a $9.1 million charge related to the exchange of $128.5 million of senior and senior subordinated notes for a warrant that was issued to MatlinPatterson to purchase shares of preferred stock, partially offset by $1.1 million gain related to the early extinguishment of $22.5 million of our 2008 senior notes during the 2008 first quarter.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2009 included $0.2 million and $2.2 million, respectively, of write-offs of lot option deposits and preacquisition costs for abandoned projects, which was partially offset by $0.4 million and $2.1 million, respectively, of interest income. The nine months ended September 30, 2009 also included $1.4 million of fixed asset write-offs related to restructuring activities. While the level of lot option deposits still outstanding as of September 30, 2009 has dropped significantly from prior years, we continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

Other income (expense) for the three and nine months ended September 30, 2008 included pretax charges of $8.9 million and $17.1 million, respectively, related to the write-off of option deposits and preacquisition costs, offset by $2.2 million and $3.9 million, respectively, of interest income. The nine months ended September 30, 2008 also included $3.3 million of deposit forfeiture income.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009	2008	% Change		% Change Same Store		2009	2008	% Change		% Change Same Store
Net new orders (1):
California	377	340	11%		36%		1,139	1,266	(10%	)	14%

Arizona	79	100	(21%	)	47%		235	382	(38%	)	9%
Texas (2)	96	117	(18%	)	25%		335	438	(24%	)	21%
Colorado	34	54	(37%	)	(16%	)	95	160	(41%	)	(21%	)
Nevada	2	15	(87%	)	(87%	)	10	40	(75%	)	(63%	)

Total Southwest	211	286	(26%	)	13%		675	1,020	(34%	)	5%

Florida	189	168	13%		81%		617	687	(10%	)	25%
Carolinas	116	127	(9%	)	15%		365	434	(16%	)	5%

Total Southeast	305	295	3%		50%		982	1,121	(12%	)	17%

Consolidated total	893	921	(3%	)	35%		2,796	3,407	(18%	)	13%
Unconsolidated joint ventures (3)	28	49	(43%	)	26%		167	171	(2%	)	46%
Discontinued operations	1	8	(88%	)	—		3	103	(97%	)	—

Total (including joint ventures)	922	978	(6%	)	34%		2,966	3,681	(19%	)	13%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	% Change		2009	2008	% Change
Average number of selling communities during the year:
California	49	60	(18%	)	52	66	(21%	)

Arizona	7	13	(46%	)	9	16	(44%	)
Texas (2)	19	29	(34%	)	19	30	(37%	)
Colorado	6	8	(25%	)	6	8	(25%	)
Nevada	2	2	—		2	3	(33%	)

Total Southwest	34	52	(35%	)	36	57	(37%	)

Florida	28	45	(38%	)	33	46	(28%	)
Carolinas	23	29	(21%	)	24	30	(20%	)

Total Southeast	51	74	(31%	)	57	76	(25%	)

Consolidated total	134	186	(28%	)	145	199	(27%	)
Unconsolidated joint ventures (3)	5	11	(55%	)	8	12	(33%	)
Discontinued operations	—	—	—		—	3	(100%	)

Total (including joint ventures)	139	197	(29%	)	153	214	(29%	)

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(2)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders (excluding joint ventures and discontinued operations) for the 2009 third quarter decreased 3% to 893 new homes. Our consolidated cancellation rate for the three months ended September 30, 2009 was 15%, down from 16% for the 2009 second quarter and 26% for the 2008 third quarter. Our monthly sales absorption rate for the 2009 third quarter was 2.2 per community, up from the prior year third quarter of 1.7 per community, and down from the 2.7 per community for the 2009 second quarter. The improvement in our sales absorption rate for the 2009 third quarter as compared to the 2008 third quarter was due to sales increases in most of our markets on a per community basis, with absorption rates relatively better in California, Arizona and Florida. Sales absorption rates still remain low relative to historical rates and reflect the challenging housing market, including an elevated supply of homes available for sale, rising foreclosure properties and weak general economic conditions, including low consumer confidence and high unemployment. These conditions have been magnified by the tightening of available mortgage credit for homebuyers. These and other conditions have resulted in a declining home price environment which has contributed to an erosion of homebuyer confidence, a decrease in the pool of qualified buyers and a resulting decrease in our new home sales volume. Net new orders and sales absorption rates during October 2009 have slowed from the levels achieved during the 2009 third quarter.

Net new orders in California (excluding joint ventures) for the 2009 third quarter increased 11% from the 2008 third quarter despite an 18% decrease in average community count.

Net new orders in Arizona were down 21% for the 2009 third quarter on a 46% lower average community count. The level of foreclosures remains high in the Phoenix market and will continue to provide additional supply. Order activity in Texas for the 2009 third quarter was down 18% on an absolute basis, but up on a per community basis. In Colorado, net new orders for the three months ended September 30, 2009 were down on a lower community count. Our order activity in Nevada during the 2009 third quarter was negligible due primarily to the limited supply of new homes we have available for sale in this market (8 homes available for sale at September 30, 2009) coupled with weak market conditions in Las Vegas, which has been particularly impacted by an oversupply of homes and foreclosures.

Net new orders in Florida increased 13% in the 2009 third quarter. Despite the improvement in orders, all of our Florida markets continued to experience weak demand due primarily to a high level of available homes on the market. Net new orders in the Carolinas during the 2009 third quarter were down 9% on a lower community count as a result of continued slowing in housing demand in these markets.

	At September 30,
	2009		2008		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes		Dollar Value
Backlog ($ in thousands):
California	424	$190,185	384	$177,890	10%		7%

Arizona	102	21,815	140	30,413	(27%	)	(28%	)
Texas (1)	137	42,849	219	64,950	(37%	)	(34%	)
Colorado	60	18,022	103	31,609	(42%	)	(43%	)
Nevada	1	213	14	3,408	(93%	)	(94%	)

Total Southwest	300	82,899	476	130,380	(37%	)	(36%	)

Florida	161	31,457	261	57,880	(38%	)	(46%	)
Carolinas	110	25,120	127	29,507	(13%	)	(15%	)

Total Southeast	271	56,577	388	87,387	(30%	)	(35%	)

Consolidated total	995	329,661	1,248	395,657	(20%	)	(17%	)
Unconsolidated joint ventures (2)	22	10,722	49	35,443	(55%	)	(70%	)

Total (including joint ventures)	1,017	$340,383	1,297	$431,100	(22%	)	(21%	)

(1)	Texas excludes our San Antonio division, which is classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures and discontinued operations) as of September 30, 2009 decreased 17% from the year earlier period to approximately $329.7 million, but was up 7% as compared to the 2009 second quarter. The decrease in backlog from the 2008 third quarter reflects a 28% decrease in the average number of active selling communities from the prior year period combined with a shorter average escrow period from sales contract date to delivery date. All orders are subject to potential cancellation by the customer.

	At September 30,
	2009	2008	% Change
Building sites owned or controlled:
California	7,740	9,749	(21%	)

Arizona	1,925	2,407	(20%	)
Texas	1,676	2,045	(18%	)
Colorado	261	423	(38%	)
Nevada	1,906	2,335	(18%	)

Total Southwest	5,768	7,210	(20%	)

Florida	4,856	7,696	(37%	)
Carolinas	1,656	2,436	(32%	)
Illinois	—	60	(100%	)

Total Southeast	6,512	10,192	(36%	)

Total (including joint ventures)	20,020	27,151	(26%	)

Building sites owned	15,516	19,763	(21%	)
Building sites optioned or subject to contract	2,543	3,401	(25%	)
Joint venture lots (1)	1,961	3,987	(51%	)

Total (including joint ventures)	20,020	27,151	(26%	)

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of September 30, 2009 decreased 26% from the year earlier period, which reflects our efforts to generate cash, reduce our real estate inventories, and to better align our land supply with the current level of new housing demand.

	At September 30,
	2009	2008	% Change
Homes under construction (including specs):
Consolidated (excluding podium projects)	1,106	2,009	(45%	)
Podium projects	—	134	(100%	)

Total consolidated	1,106	2,143	(48%	)
Joint ventures	32	327	(90%	)

Total continuing operations	1,138	2,470	(54%	)
Discontinued operations	—	—	—

Total	1,138	2,470	(54%	)

Spec homes under construction:
Consolidated (excluding podium projects)	475	1,014	(53%	)
Podium projects	—	134	(100%	)

Total consolidated	475	1,148	(59%	)
Joint ventures	15	286	(95%	)

Total continuing operations	490	1,434	(66%	)
Discontinued operations	—	—	—

Total	490	1,434	(66%	)

Completed and unsold homes:
Consolidated (excluding podium projects)	163	374	(56%	)
Podium projects	193	—	—

Total consolidated	356	374	(5%	)
Joint ventures	2	17	(88%	)

Total continuing operations (1)	358	391	(8%	)
Discontinued operations	—	2	(100%	)

Total	358	393	(9%	)

(1)	Excludes our San Antonio division, which is classified as a discontinued operation.

We continue to remain focused on managing the number of completed and unsold homes and homes under construction we have in inventory to better match new construction starts with lower sales volume. As of September 30, 2009, the number of homes under construction from continuing operations (exclusive of joint ventures) decreased 48% from the year earlier period, and 17% since December 31, 2008. Total completed and unsold homes from continuing operations (excluding joint ventures) as of September 30, 2009 decreased 5% compared to September 30, 2008 and 40% since December 31, 2008. Excluding 193 units from three Southern California podium projects, the number of completed and unsold homes as of September 30, 2009 decreased 72% since December 31, 2008, and 56% compared to September 30, 2008, reflecting our focus on managing our speculative inventory levels.

Financial Services

In the 2009 third quarter, our financial services subsidiary generated pretax income of approximately $1.0 million compared to a pretax loss of $0.6 million in the year earlier period. The increase in pretax income was driven primarily by higher margins on loan sales, partially offset by a $0.7 million increase in loan loss reserves. Additionally, operating expenses were down $0.4 million due to a decrease in fixed overhead expenses, offset in part by higher commission expenses due to a 51% increase in revenues.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Three Months Ended September 30,
	2009	2008
Mortgage Loan Origination Product Mix:
Conforming loans	38%	38%
Government loans	61%	51%
Jumbo loans	1%	10%
Other loans	0%	1%

	100%	100%

Loan Type:
Fixed	96%	94%
ARM	4%	6%
ARM loans ≥ 5 year initial adjustment period	100%	100%
Interest only (ARM’s)	31%	54%
Credit Quality:
FICO score ≥ 700	97%	95%
FICO score between 699 - 620	3%	5%
FICO score < 620 (sub-prime loans)	0%	0%
Avg. FICO score	736	729
Other Data:
Avg. combined LTV ratio	88%	87%
Full documentation loans	100%	97%
Non-Full documentation loans	0%	3%
Loan Capture Rates	80%	83%

Income Taxes

During the three months ended September 30, 2009 and 2008, we recorded noncash valuation allowances of $9.3 million and $134.1 million, respectively, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). As of September 30, 2009, our total deferred tax asset valuation allowance was $691.5 million. To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations, by reducing the valuation allowance and sheltering a portion of taxable income.

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

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of our Tucson and San Antonio assets. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC Topic 360, Property, Plant, and Equipment.

Net loss from discontinued operations for the three months ended September 30, 2009 and 2008 was approximately $45,000 and $69,000, respectively. Net loss from discontinued operations for the nine months ended September 30, 2009 and 2008 was $569,000 and $2.0 million, respectively.

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

For the nine months ended September 30, 2009, we generated approximately $310.2 million in cash flows from operating activities driven primarily from a $241.5 million decrease in our inventories (largely due to a reduction in the number of completed and unsold homes and the sale of a podium building in Southern California) and the receipt of a $114.5 million tax refund related to our 2008 federal tax return. These cash flows were partially offset by other changes in working capital. Cash flows used in financing activities reflected the repayment of $341.2 million of homebuilding debt and $24.9 million in mortgage credit facility debt, offset by the issuance of $280.0 million ($257.6 million net of original issue discount) of new senior notes due 2016 in which the net proceeds from the issuance were held in an escrow account as of September 30, 2009. The impact of these cash flow activities resulted in a $180.4 million net increase in our homebuilding cash balance for the nine months ended September 30, 2009 to $806.8 million (including $283.3 million in restricted cash).

Revolving Credit Facility and Term Loans. As of September 30, 2009, we had a revolving credit facility (“Revolver”) with approximately $20.4 million in letters of credit outstanding and $29.6 million of remaining letter of credit commitment and a $225 million term loan (“Term Loan B” and, collectively with the Revolver, the “Credit Facilities”). During the quarter we repaid in full and terminated our Term Loan A and amended the Credit Facilities. Pursuant to the amendment, among other things, the Company reduced the total commitment under the Revolver from $361.4 million to $50 million, with future extensions of credit under the Revolver limited to the issuance of letters of credit, and agreed to cash collateralize all current and future letters of credit. In addition, the covenants contained in the Credit Facilities were modified to, among other things, eliminate most negative covenants (including those limiting liens, incurrence and prepayment of indebtedness, payment of dividends, disposition of properties, investments, and transactions with affiliates). The liquidity test requiring the Company to maintain either a minimum ratio of cash flow from operations to consolidated home building interest incurred or a minimum interest reserve was also eliminated and replaced with a financial covenant requiring the Company to either (i) maintain either a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, a minimum ratio of home building EBITDA to consolidated home building interest incurred or a maximum ratio of combined net home building debt to consolidated tangible net worth or (ii) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Term Loan B and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Term Loan B. As of September 30, 2009, we were in compliance with the cash flow coverage and leverage financial covenants contained in the Credit Facilities. Our covenant compliance for the Credit Facilities at September 30, 2009 is set forth in the table below:

Covenant Requirements	Actual at September 30, 2009	Covenant Requirements at September 30, 2009
Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding Interest Incurred	4.08	≥	1.00
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA to Consolidated Homebuilding Interest Incurred	0.93	≥	1.00
Total Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio	1.99	≤	3.00

Letter of Credit Facilities. During October and November 2009, we entered into three separate letter of credit facilities with three lenders. The facilities have an aggregate commitment of $60 million, and as of the date hereof, had a total of $6.2 million in letters of credit outstanding.

Senior and Senior Subordinated Notes. As of September 30, 2009, we had $1,129.5 million of senior and senior subordinated notes outstanding (the “Notes”). The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. As of September 30, 2009, we were unable to satisfy either condition. As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to $550 million under bank credit facilities, non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness.

Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either the leverage condition or interest coverage condition. As of September 30, 2009, we were unable to satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation. Our unrestricted subsidiaries are not subject to this prohibition. As of September 30, 2009, we had approximately $387.3 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments.

The leverage and interest coverage conditions contained in our 6 1/4% Senior Notes due 2014 (our most restrictive series of Notes based on the leverage condition as of September 30, 2009) are set forth in the table below:

Covenant and Other Requirements	Actual at September 30, 2009	Covenant Requirements at September 30, 2009
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	3.90	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	0.93	≥	2.00

(1)	The leverage ratio under the indenture governing our 9 1 /4% Senior Subordinated Notes due 2012 is ≤ 2.50.

Senior Subordinated Convertible Notes. As of September 30, 2009, we had $45.6 million of Senior Subordinated Convertible Notes due 2012 outstanding (the “Convertible Notes”). In connection with the adoption of certain provisions of ASC Topic 470, Debt (“ASC 470”), we reclassified a portion of our Convertible Notes to stockholders equity and the remaining principal amount will be accreted to its redemption value of $45.6 million over the remaining term of these notes. ASC 470 also requires the restatement of the principal amount for any prior periods in which the Convertible Notes are outstanding.

Transactions Impacting Senior and Senior Subordinated Notes. On September 17, 2009, a Standard Pacific Corp. subsidiary issued $280 million of 10 3/4% senior notes due September 15, 2016 (the “2016 Notes”). We assumed our subsidiary’s obligations under the 2016 Notes on October 9, 2009. The 2016 Notes rank equally with the other Notes. We used the net proceeds from the issuance of the 2016 Notes (approximately $250.6 million) and cash on hand to repurchase $133.4 million, $122.0 million, and $3.4 million principal amount of our Notes due 2010, 2011 and 2013, respectively.

During the three months ended September 30, 2009, we entered into three privately negotiated transactions pursuant to which we repurchased at a discount $32.8 million principal amount of our Convertible Notes in exchange for an aggregate of 7.6 million shares of our common stock. The Convertible Notes were exchanged at a discount to their par value at an effective common stock issuance price of $4.30 per share.

In the future, we may, from time to time, undertake negotiated or open market purchases of, or tender offers for, our Notes and Convertible Notes prior to maturity when they can be purchased at discounts to their par value at prices that we believe are attractive. We may also, from time to time, engage in exchange transactions (including debt for equity and debt for debt transactions) for all or part of our Notes and Convertible Notes. Such transactions, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors.

Joint Ventures Loans. As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 52, in connection with our land development and homebuilding joint ventures we have typically obtained secured acquisition, development and construction financing intended to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced. As of September 30, 2009, we held interests in 8 active joint ventures which had a total of approximately $45.2 million of recourse debt (three joint ventures) and $225.4 million of non-recourse debt (one joint venture) outstanding.

Despite the reduced size of our joint venture portfolio, we have, and likely will be required in the future to, expend corporate resources for anticipated and unanticipated obligations associated with these joint ventures. During the nine months ended September 30, 2009, we paid $23.0 million to satisfy joint venture obligations (including the repayment of project specific debt in connection with joint venture unwinds) and assumed $77.3 million of project specific debt.

Secured Project Debt and Other Notes Payable. At September 30, 2009, we had approximately $88.8 million outstanding in secured project debt that was assumed in connection with the unwinding of four joint ventures. As of the date hereof, the current maturity dates of these loans range from February 2010 to March 2011.

At September 30, 2009, we had approximately $8.0 million outstanding in other notes payable. Our other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities. At September 30, 2009, we had approximately $38.8 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $30 million repurchase facility, of which $15 million is uncommitted (meaning that the lender has discretion to refuse to fund requests even if the mortgage loans comply with the requirements of the facility), and $15 million is committed (meaning that the lender has no discretion to refuse to fund requests if the mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify from time to time what those requirements are, even if any such modification adversely affects our mortgage financing subsidiary’s ability to use the repurchase facility), and a $45 million early purchase facility. The lender has the right to terminate the committed portion of the repurchase facility on not less than 90 days notice. These mortgage credit facilities are scheduled to mature in April 2010 and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $2.3 million. These facilities also contain certain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million, and satisfy certain pretax income (loss) requirements. As of September 30, 2009, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects. At September 30, 2009, we had approximately $233.5 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $76.0 million remaining in cost to complete.

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

On November 6, 2009, new federal legislation was enacted that permits a taxpayer to carryback, at the taxpayer’s election, net operating losses generated in either the 2008 or 2009 taxable year for a period of up to five years preceding the loss. If net operating losses are carried back to the fifth taxable year preceding the loss, the amount carried back is limited to 50 percent of taxable income for such taxable year. Based on the Company’s preliminary analysis, we believe that electing to carryback net operating losses from the 2009 tax year to the 2004 tax year (the fifth tax year preceding the loss year) will maximize the Company’s potential benefit from this change in the law. Applying the new legislation, the Company believes it will be entitled to seek a cash refund of up to approximately $80 million of the taxes it paid for tax year 2004.

Availability of Additional Liquidity. The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness, except through certain exceptions, including the refinance exception), our ability to effectively access these liquidity sources for new borrowing is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During the 2009 first quarter, the three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition, coupled with the wide-spread decline in the general homebuilding market. During the 2009 third quarter, one of the credit rating agencies upgraded our rating and changed their outlook from negative to developing.

Dividends. We paid no dividends to our stockholders during the nine months ended September 30, 2009. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases. We did not repurchase capital stock during the nine months ended September 30, 2009. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from repurchasing capital stock for cash.

Leverage. Our homebuilding leverage ratio was 80.6% at September 30, 2009 and our adjusted net homebuilding debt to adjusted total book capitalization was 65.0%. This adjusted ratio reflects the offset of homebuilding cash in excess of $5 million and excludes $38.8 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments and operating losses incurred by us as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008 and the $32.8 million in debt for equity exchanges completed during the quarter ended September 30, 2009. Excluding the impact and timing of recording impairments, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At September 30, 2009, we had two option contracts outstanding with third party financial entities with approximately $2.9 million of remaining land development improvement costs, all of which will be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At September 30, 2009, we had non-refundable cash deposits and letters of credit outstanding of approximately $9.4 million and capitalized preacquisition and other development and construction costs of approximately $3.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $83.1 million. Approximately $24.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

These joint ventures typically obtain secured acquisition, development and construction financing, which is intended to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced. At September 30, 2009, our joint ventures had borrowings outstanding that totaled approximately $270.6 million (of which $225.4 million was nonrecourse indebtedness) compared to $421.8 million in joint venture indebtedness as of December 31, 2008.

Despite the reduced size of our joint venture portfolio, we may be required in the future to expend corporate funds for anticipated and unanticipated obligations associated with these joint ventures. Potential future obligations may include payments associated with:

•	joint venture loans (including to replace expiring loans, to satisfy loan remargin and land development and construction completion obligations, and to satisfy environmental indemnity obligations)

•

joint venture development and construction costs and cost overruns (including the funding of the joint venture partner’s share when the partner is unable or unwilling to make the required contribution)

•	indemnity obligations to joint venture surety providers

•	land takedown obligations

•

joint venture unwinds (including the satisfaction of joint venture indebtedness either through repayment or the assumption of such indebtedness, payments required to be made to our partners in connection with the unwind, and the remaining cost to complete former joint venture projects)

During the nine months ended September 30, 2009, we paid $23.0 million to satisfy joint venture obligations (including the repayment of project specific debt in connection with joint venture unwinds) and assumed $77.3 million of project specific debt. As of September 30, 2009, we held membership interests in 20 homebuilding and land development joint ventures (including discontinued operations), of which eight were active and 12 were inactive or winding down. As of such date, three joint ventures had an aggregate of $45.2 million in recourse project specific financing and one had $225.4 million of nonrecourse project specific financing. In addition, as of September 30, 2009, we had an obligation to purchase lots related to our joint venture in Las Vegas totaling approximately $21.1 million and had approximately $31.7 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $11.7 million remaining in cost to complete.

The following lists a number of recent developments regarding our joint ventures.

•

Renegotiation/Loan Extension & Loan-to-Value Maintenance Related Payments. During the nine months ended September 30, 2009, we extended the loan maturity date for one of our Southern California joint ventures and made $14.7 million in remargin payments related to two Southern California joint ventures. During October 2009, we extended the loan maturity date of one of our Northern California joint ventures. As of the date hereof, the current maturity dates of our joint venture loans range from June 2010 to January 2011.

•

Purchases and Consolidation. During the nine months ended September 30, 2009, we purchased and unwound three Southern California joint ventures. In connection with these transactions, we made aggregate payments of approximately $1.1 million, assumed $77.3 million of joint venture indebtedness (of which $23.0 million was paid off at a discount during the 2009 third quarter), assumed 120 completed podium units, 57 finished lots, 16 completed or partially completed homes, and six model homes. As of September 30, 2009, we had sold and delivered 90 of the assumed podium units and one of the completed homes.

•

Joint Ventures Exited. During the nine months ended September 30, 2009, we exited our Chicago joint venture for a $7.3 million cash payment and eliminated $19.8 million of joint venture recourse debt. In addition, our Tucson, Arizona joint venture (discontinued operations) forfeited the joint venture’s remaining real estate to the lender in exchange for the elimination of approximately $23.8 million of joint venture nonrecourse debt.

•

North Las Vegas Joint Venture. In May 2009, our joint venture in Las Vegas filed for reorganization under Chapter 11 of the Bankruptcy Code. During the nine months ended September 30, 2009, we recorded an $8.2 million joint venture impairment charge related to the write off of our remaining investment in this joint venture. As of September 30, 2009, this joint venture had $225.4 million of non-recourse debt. In addition, as of September 30, 2009 we were obligated to purchase $21 million of lots from this joint venture. A plan of reorganization was submitted for the joint venture that was accepted by over 90% of the lenders. The bankruptcy court confirmed the plan on October 15, 2009 and the order confirming the plan has been lodged with the bankruptcy court. Assuming that there are no changes as a result of any appeal of the order confirming the plan, the reorganization will result in a $48 million reduction of the debt balance to $177 million and a $10 million reduction of our transaction costs and funding obligations to $11 million (including $6 million related to the purchase of approximately 59 acres of residential land).

Recent Accounting Pronouncements

On January 1, 2009, we adopted certain provisions of ASC Topic 805, Business Combinations (“ASC 805”). These provisions expand the application of ASC 805 to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. It also requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The adoption of these provisions also requires additional disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. Adoption is prospective, and early adoption was not permitted. These new provisions are effective for us for any business combination entered into subsequent to January 1, 2009. The adoption of these new provisions on January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted certain provisions of ASC Topic 810, Consolidation (“ASC 810”), which require that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be reported separately in the consolidated income statement and consolidated statement of equity. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. Upon adoption on January 1, 2009, minority interests were reclassified to noncontrolling interests as a separate component in equity for all periods presented. The adoption of these provisions did not impact earnings per share attributable to our common stockholders.

In March 2008, the FASB updated certain provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under these new provisions, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of ASC 815 on January 1, 2009 and have included the required disclosures in the notes to our condensed consolidated financial statements.

In May 2008, the FASB updated certain provisions of ASC Topic 470, Debt (“ASC 470”). These new provisions require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. These new provisions of ASC 470 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retroactive application to all periods presented is required. As a result, we have retroactively applied the standard to our financial statements for all periods presented. We adopted these new provisions of ASC 470 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.7 million with an offset to accumulated deficit of $3.6 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009. During the three months ended September 30, 2009, we repurchased at a discount $32.8 million principal amount of the Convertible Notes in exchange for an aggregate of 7.6 million shares of our common stock. In connection with the exchange, we derecognized $9.3 million of unamortized discount of the Convertible Notes. The remaining balance of the Convertible Notes will be accreted to its redemption value, approximately $45.6 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $12.6 million and $25.5 million at September 30, 2009 and December 31, 2008, respectively. In addition, approximately $1.1 million of interest was capitalized to inventories for the three months ended September 30, 2009 and 2008, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest”).

On January 1, 2009, we adopted certain provisions of ASC Topic 260, Earnings per Share (“ASC 260”), which provide that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and require that they be included in the computation of earnings per share. These new provisions of ASC 260 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and require retrospective application. During the three and nine months ended September 30, 2009, we had no unvested share-based payment awards outstanding. In addition, during the three and nine months ended September 30, 2008, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of these new provisions of ASC 260 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB updated certain provisions of ASC Topic 825, Financial Instruments (“ASC 825”) and ASC Topic 270, Interim Reporting (“ASC 270”). These new provisions require that the fair value disclosures required for all financial instruments within the scope of ASC 825 be included in interim financial statements. ASC 825 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. These new provisions of ASC 825 are effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on our consolidated financial statements (please see Note 19 “Disclosures about Fair Value”).

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim periods ending after June 15, 2009. Pursuant to ASC 855 we have evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the quarterly period ended September 30, 2009.

In June 2009, the FASB updated ASC Topic 810, Consolidation (“ASC 810”) to among other things, (i) define the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE, (ii) require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, and (iii) add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the effect the adoption of ASC 810 will have on our financial condition and results of operations.

In July 2009, the FASB updated certain provisions of ASC 470, which provide guidance to share lending arrangements executed in connection with a convertible debt offering or other financing and require that share lending arrangements be measured at fair value, recognized as a debt issuance cost with an offset to stockholders’ equity, and then amortized as interest expense over the life of the financing arrangement. These new provisions of ASC 470 are effective for interim or annual periods beginning on or after June 15, 2009 for share lending arrangements entered in during fiscal year 2009. For all arrangements that existed prior to fiscal year 2009, retrospective application is required beginning January 1, 2010. We are currently in the process of determining the impact of adopting these new provisions of ASC 470 on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended September 30, 2009. We do not enter into or hold derivatives for trading or speculative purposes. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our Term Loan B through its scheduled maturity date. The swap agreements have been designated as cash flow hedges and as of September 30, 2009, the estimated fair value of the swap represented a liability of $27.2 million and was included in accrued liabilities in our condensed consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. For a portion of its loan originations, Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. Due to the frequency of these loan sales and the commitments from investors, we have decided not to hedge the interest rate risk associated with these presold loans. However, these commitments may not fully protect Standard Pacific Mortgage from losses relating to changes in interest rates or loan programs or purchaser non-performance, particularly during periods of significant market turmoil. As of September 30, 2009, Standard Pacific Mortgage had approximately $117.7 million in closed mortgage loans held for sale and mortgage loans in process that were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a small portion of its mortgage loans on a non-presold basis. The loans originated on a non-presold basis are substantially “conforming” or “government” loans, which are loans eligible for sale to, or guaranteed by, a government sponsored enterprise (such as Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Housing Administration or the Veterans Administration). When originating on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from investors, thereby creating interest rate risk. To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities. Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for 15 to 45 days before the loans are sold to investors. Standard Pacific Mortgage utilizes the services of an advisory firm to assist with the execution of its hedging strategy for loans originated on a non-presold basis. While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk that could result in losses on loans originated in this manner. In addition, volatility in mortgage interest rates can also increase the costs associated with this hedging program and therefore, adversely impact margins on loan sales. As of September 30, 2009, Standard Pacific Mortgage had approximately $1.7 million of closed mortgage loans held for sale that were originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into sale transactions with third party investors. In order to reduce interest rate risk related to this hedging strategy, beginning in July 2009, all new loan originations are presold to investors.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

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

•	continuation of our historical leverage trends;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	expected performance by derivative counterparties;

•	estimated remaining cost to complete the infrastructure of our projects;

•	future warranty costs;

•	litigation related costs;

•	our ability to comply with the covenants contained in our debt instruments;

•	the estimated fair value of our swap agreements;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc.;

•	the effectiveness and adequacy of our disclosure and internal controls;

•	our accounting treatment of stock-based compensation and the potential value of and expense related to stock option grants;

•	our ability to purchase our notes prior to maturity at discounts to par and to engage in debt exchange transactions;

•	our ability to seek and obtain a federal tax refund as a result of new federal legislation;

•	our ability to realize the value of our deferred tax assets; and

•	the impact of recent accounting pronouncements.

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

•	the supply and pricing of homes available for sale in the new and resale markets;

•	the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict;

•	the cost and availability of suitable undeveloped land, building materials and labor;

•	the cost and availability of construction financing and corporate debt and equity capital;

•	our significant amount of debt and the impact of restrictive covenants in our debt instruments and our ability to comply with these covenants;

•	potential adverse market and lender reaction to our financial condition and results of operations;

•	a negative change in our credit rating or outlook;

•	the demand for single-family homes;

•	cancellations of purchase contracts by homebuyers;

•	the cyclical and competitive nature of our business;

•	governmental regulation, including the impact of “slow growth,” “no growth,” or similar initiatives;

•	delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities;

•	adverse weather conditions and natural disasters;

•	environmental matters;

•	risks relating to our mortgage financing operations, including hedging activities;

•	future business decisions and our ability to successfully implement our operational, growth and other strategies;

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

Chinese Drywall

Like many other homebuilders, we have learned that some of our subcontractors installed drywall manufactured in China in Company constructed homes. Reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). We are conducting an internal review in an attempt to determine how many of the homes that we constructed may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of our Florida communities contain some high-sulfur Chinese drywall. We have not completed our internal review and therefore have not reached a conclusion as to the scope of the problem. We have, however, notified homeowners of the results of our inspections of their homes. So far, two homeowners with Chinese drywall have filed suit. Approximately 45 others have provided formal statutory notices demanding a repair. We have initiated test repairs overseen by our experts in these communities, and are monitoring the results to ensure they are effective. We plan to continue gathering information and are working with our experts to understand the problem and to respond to complaints as they arise.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, we issued 7,640,463 shares of common stock in transactions exempt from registration under Section 3(a)(9) of the Securities Act at an average share price of $4.30 to retire $32.8 million of our 6% senior subordinated convertible notes due 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

*3.1	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009.

*4.1	Indenture, dated as of September 17, 2009, between Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2009.

*4.2	First Supplemental Indenture, dated as of October 8, 2009, between the Registrant, Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.

*4.3	Thirteenth Supplemental Indenture, dated as of October 8, 2009, between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.

*4.4	Registration Rights Agreement, dated as of October 8, 2009, among the Registrant, the subsidiary guarantors party thereto and the initial purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.

*10.1	Eighth Amendment to Revolving Credit Agreement and Seventh Amendment to Term Loan A Credit Agreement, effective as of August 12, 2009, by and among the Registrant, Bank of America, N.A., as administrative agent, and the Lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2009.

*10.2	Notice of Revolver and Term A Amendment, dated August 12, 2009, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2009.

*10.3	Third Amendment of Term B Credit Agreement, effective as of September 3, 2009, by and among the Registrant and Bank of America, N.A., as Administrative Agent for the Term B Lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2009.

*10.4	Instrument of Joinder (Additional Creditor Representative), dated as of October 8, 2009, between The Bank of New York Mellon Trust Company, N.A. and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.

10.5	Pledge Agreement, dated as of May 5, 2006, between Standard Pacific Corp., certain of Standard Pacific Corp.’s subsidiaries and Bank of America, N.A., as Collateral Agent, as amended through November 1, 2009.

10.6	Collateral Agent and Intercreditor Agreement dated as of May 5, 2006, between Standard Pacific Corp., certain of Standard Pacific Corp.’s subsidiaries, Bank of America, N.A., as Collateral Agent, and the various creditors party thereto, as amended through November 1, 2009.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Previously filed.

(+)	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 6, 2009	By:	/s/ KENNETH L. CAMPBELL
Kenneth L. Campbell
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 6, 2009	By:	/s/ JOHN M. STEPHENS
John M. Stephens
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)