Form 10-K
period 2009-12-31
STANDARD PACIFIC CORP /DE/
filed 2010-03-05
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $202,953,158.

As of March 3, 2010, there were 106,111,178 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

We are a geographically diversified builder of single-family attached and detached homes.  We construct homes within a wide range of price and size targeting a broad range of homebuyers.  We have operations in major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada and have built homes for more than 110,000 families during our 44-year history.

In 2009, the percentages of our home deliveries by state (including deliveries by unconsolidated joint ventures) were as follows:

State	Percentage of Deliveries
California	41%
Florida	22
Texas	12
Carolinas	12
Arizona	8
Colorado	4
Nevada	1
Total	100%

In addition to our core homebuilding operations, we also have a mortgage banking subsidiary that originates loans for our homebuyers which are generally sold in the secondary mortgage market and a title services subsidiary that acts as a title insurance agent performing title examination services for our Texas homebuyers.  For business segment financial data, including revenue, total assets, pretax income (loss), income (loss) from investments in unconsolidated joint ventures and impairments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18, as well as Note 3 to our consolidated financial statements beginning on page 59.

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

This annual report on Form 10-K and each of our other quarterly reports on Form 10-Q and current reports on Form   8-K, including any amendments, are available free of charge on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on our website is not incorporated by reference into this report and should not be considered part of this report.  In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Strategy

The prolonged downturn in our markets has provided us the opportunity to refine our strategy for creating long-term shareholder value.  Our strategy includes the following elements:

Overhead, Costs and Operations

•	Align overhead structure with current and projected delivery levels;

•	Manage speculative starts and new community openings to align production with sales;

•	Be among the leaders in each of our markets allowing better access to land opportunities and the potential for a lower cost structure;

•
Centralize key administrative functions, such as finance and treasury, information technology, legal and risk management, and human resources, in our corporate headquarters to facilitate control and minimize costs;

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

Land and Footprint

•	Take advantage of the distressed land market to acquire land positions in markets that are expected to be high growth in the future;

•	Invest in our land position while prices are depressed with a long-term goal of having a 2 to 3 year land supply when market conditions normalize; and

•
Focus on our existing geographic footprint (we currently operate in 11 of the top 25 markets in the country based on building permits) and exceptional opportunities that become available in additional high growth markets.

Financial

•	Preserve sufficient cash resources to meet debt repayment obligations until market conditions improve and re-financing alternatives become available; and

•	Pursue land acquisition opportunities through use of excess cash, equity or potential partnerships with external financial partners.

Homebuilding Operations

We currently build homes in 16 markets through a total of seven operating divisions.  At December 31, 2009, we had 198 projects, of which 122 were actively selling (excluding unconsolidated joint ventures).

For the year ended December 31, 2009, approximately 74% of our deliveries were single-family detached dwellings.  The remainder of our deliveries were single family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.

Our homes are designed to suit the particular market in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences.  While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from approximately $100,000 to over $1 million. Set forth below are our average selling prices by state (excluding joint ventures) of homes delivered during 2009:

State	Average Selling Price
California	$ 434,000
Texas	$ 282,000
Florida	$ 190,000
Arizona	$ 211,000
Carolinas	$ 218,000
Colorado	$ 305,000
Nevada	$ 225,000

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

We act as a general contractor with our supervisory employees coordinating all development and construction work on a project.  The services of independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and home design, and subcontractors are employed to perform all of the physical development and construction work.  Although the construction time for our homes varies from project to project depending on geographic region, the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we typically complete the construction of a home in approximately three to six months, with a current average cycle time of approximately four months.

Marketing and Sales

Our homes are generally marketed by our divisional sales teams through furnished and landscaped model homes, which are typically maintained at each project site. We host a website, www.standardpacifichomes.com, with project listings, floor plans, pricing and other project information, which we intend to use as an increasingly important means of marketing in the future.

 Our homes are sold using sales contracts that are usually accompanied by a cash deposit from the homebuyer.  Under current market conditions, an increasing number of homebuyers are seeking to buy a completed or close to complete home.  For those homes sold prior to construction, homebuyers are afforded the opportunity to contract to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel their contract if they are unable to sell their existing homes or if certain other conditions are not met. A buyer’s liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer’s cash deposit to the Company, although some states provide for even more limited remedies.

Financing

We typically use both our equity (including internally generated funds from operations and proceeds from public and private equity offerings and proceeds from the exercise of stock options) and debt financing in the form of bank debt and proceeds from our note offerings, to fund land acquisition and development and construction of our properties.  To a lesser extent, we use purchase money trust deeds to finance the acquisition of land and, in some markets, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads and sewers.

We also utilize joint ventures and option arrangements with land sellers, other builders, developers and financial entities from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, leveraging our capital base and managing the financial and market risk associated with land holdings.  In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs.  We have reduced our investments in joint ventures but still intend to utilize these types of arrangements in the future.  For more detailed discussion of our current joint venture arrangements please see “Off-Balance Sheet Arrangements” beginning on page 32.

Seasonality

Our homebuilding operations have historically experienced seasonal fluctuations.  We typically experience the highest new home order activity in the spring and summer months, although new order activity is highly dependent on the number of active selling communities and the timing of new community openings as well as other market factors.  Because it typically takes us three to six months to construct a new home, we typically deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.  As a result, our revenues from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter.

Sources and Availability of Raw Materials

We, either directly or through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home.  While these materials are generally widely available from a variety of sources, from time to time we experience serious material shortages on a localized basis, particularly during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures.  During these periods, the prices for these materials can substantially increase and our construction process can be slowed.

Dollar Value of Backlog

For a discussion of the dollar value of our backlog, please see the discussion of backlog in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 26.

Competitive Conditions in the Business

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of the location, design, quality and price of our homes and the availability of mortgage financing. Some of our competitors have substantially larger operations and greater financial resources than we do and as a result may have lower costs of capital, labor and materials than us, and may be able to compete more effectively for land acquisition opportunities.

Under current market conditions, we have experienced intense price competition as many builders seek to aggressively reduce their inventory levels and land holdings. At the same time we are also competing with the resale of existing homes, rental homes, the “short-sale” of almost new homes and foreclosures. All of these factors have resulted in a substantial increase in the supply of homes available for sale at reduced prices, which may continue or increase, making it more difficult for us to sell our homes and to maintain our profit margins.  Many of our competitors are better capitalized and have lower leverage than we do, which may position them to compete more effectively on price (which can trigger impairments for us), better enable them to ride out the current industry-wide downturn and allow them to compete more effectively for land when conditions improve.

Government Regulation

For a discussion of the impact of government regulations on our business, please see the risk factors included under the heading “Regulatory Risks” in the Risk Factors section.

Financial Services

Customer Financing

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage’s principal sources of financing revenue are fees generated from loan originations, net gains on the sale of loans and net interest income earned on loans during the period they are held prior to sale.  In addition to being a source of revenues, our mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures.

We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2009, we had been required to repurchase or pay make-whole premiums on 0.23% of the $5.6 billion total dollar value of the loans ($2.2 billion of which represented non-full documentation loans) we originated in the 2004-2009 period, and incurred approximately $3.5 million of related losses ($3.3 million for non-full documentation loans) during this period.  However, as loan defaults in general increase, it is possible that we will be required to make a materially higher level of loan repurchases in the future.  Under such a scenario current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase activity.

We manage the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil.

Title Services

In Texas, we act as a title insurance agent performing title examination services for our Texas homebuyers through our title service subsidiary, SPH Title, Inc.

Employees

At December 31, 2009, we had approximately 800 employees, a reduction of approximately 500 employees from the prior year end.  Of our employees at the end of 2009, approximately 230 were executive, administrative and clerical personnel, 240 were sales and marketing personnel, 190 were involved in construction and project management, 75 were involved in new home warranty, and 65 worked in the mortgage operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.

We believe that our relations with our employees and subcontractors are good.

ITEM 1A.	RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties, as well as other risks which we cannot foresee at this time, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Market and Economic Risks

Adverse changes in general and local economic conditions have affected and may continue to affect the demand for homes and reduce our earnings.

The residential homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. The national recession, credit market disruption, high unemployment levels, declining home values, the absence of home price stability, and the decreased availability of mortgage financing have, among other factors, resulted in falling consumer confidence, and adversely impacted the homebuilding industry and our operations and financial condition. These conditions may continue or worsen.  We can provide no assurance that our strategies to address these challenges will be successful.

We are experiencing a significant and substantial downturn in homebuyer demand. Continuation of this downturn may result in a continuing reduction in our revenues, deterioration of our margins and additional impairments.

We are experiencing a significant and substantial downturn in homebuyer demand.   Many of our competitors are aggressively liquidating land and new home inventories by selling homes at significantly reduced prices. At the same time we are also competing with the resale of existing homes, rental homes, the “short-sale” of almost new homes and foreclosures. All of these factors have resulted in a substantial increase in the supply of homes available for sale at reduced prices, which may continue or increase, making it more difficult for us to sell our homes and to maintain our profit margins.

We depend on the California market and, to a lesser extent, the Florida market. If conditions in these markets continue or worsen, our sales and earnings may be negatively impacted.

We generate a significant amount of our revenues and profits in California. In addition, a significant portion of our business, revenues and profits outside of California are concentrated in Florida. While demand for new homes, and in many instances home prices, have declined in substantially all of our markets, demand and home prices over the last several years have generally declined more rapidly in California and Florida, negatively impacting our profitability and financial position. There can be no assurance that our profitability and financial position will not be further impacted if the challenging conditions in these markets continue or worsen. If buyers are unable to afford new homes in these markets, prices will continue to decline, which will continue to harm our profitability.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through Standard Pacific Mortgage or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Many lenders have significantly tightened their underwriting standards, are requiring higher credit scores, substantial down payments, increased cash reserves, and have eliminated or significantly limited many subprime and other alternative mortgage products, including “jumbo” loan products, which are important to sales in many of our California markets.  In addition, the use of seller funded down payment assistance programs was prohibited in late 2008. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results and profitability. These conditions may continue or worsen.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for us. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions.  We have experienced such conditions and this has resulted in impairments of a number of our land positions and write-offs of some of our land option deposits and pre-acquisition costs when we elect not to pursue or continue projects.  If current market conditions continue to deteriorate, our competition adjusts their pricing strategy or if other significant adverse changes in economic or market conditions occur, we may have to impair additional land holdings and projects, write down our investments in unconsolidated joint ventures, write off option deposits and pre-acquisition costs, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market.

Our long-term success also depends in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. If a sufficient amount of suitable land opportunities do not become available, it could limit our ability to develop new communities, increase land costs and negatively impact our sales and earnings.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of the location, design, quality and price of our homes and the availability of mortgage financing. Some of our competitors have substantially larger operations and greater financial resources than we do and as a result may have lower costs of capital, labor and materials than us, and may be able to compete more effectively for land acquisition opportunities.

Under current market conditions, we have experienced intense price competition as many builders seek to aggressively reduce their inventory levels and land holdings. At the same time we are also competing, directly or indirectly, with the resale of existing homes, rental homes, the “short-sale” of almost new homes and foreclosures. All of these factors have resulted in a substantial increase in the supply of homes available for sale at reduced prices, which may continue or increase, making it more difficult for us to sell our homes and to maintain our profit margins.  Many of our competitors are better capitalized and have lower leverage than we do, which may position them to compete more effectively on price (which can trigger impairments for us), better enable them to ride out the current industry-wide downturn and allow them to compete more effectively for land when conditions improve.

Operational Risks

We may be unable to obtain suitable bonding for the development of our communities.

We provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of market conditions, surety providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

Labor and material shortages could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results and profitability.

Severe weather and other natural conditions or disasters may disrupt or delay construction.

Severe weather and other natural conditions or disasters, such as earthquakes, landslides, hurricanes, tornadoes, droughts, floods, heavy or prolonged rain or snow, and wildfires can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes.  Some scientists believe that the rising level of carbon dioxide in the atmosphere is leading to climate change and that climate change is increasing the frequency and severity of weather related disasters.  If true, we may experience increasing negative weather related impacts to our operations in the future.

We are subject to product liability and warranty claims arising in the ordinary course of business, which can be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectable or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and are prohibited from seeking indemnity for insured claims), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Additionally, the coverage offered by and availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted, become more costly or even unavailable.

In addition, we conduct a material portion of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten year, strict liability tail on most construction liability claims.  As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than our competitors who have smaller California operations.

We rely on subcontractors to construct our homes and, in many cases, to obtain, building materials.  The failure of our subcontractors to properly construct our homes, or to obtain suitable building materials, may be costly.

We engage subcontractors to perform the actual construction of our homes, and in many cases, to obtain the necessary building materials.  Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials, like Chinese drywall, in our homes.  When we discover these issues we repair the homes in accordance with our new home warranty.  The cost of satisfying our warranty obligations in these instances may be significant and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers.

We are in the process of repairing homes that we have confirmed contain Chinese drywall.  While we believe we have likely identified nearly all of the homes we delivered that contain Chinese drywall, we delivered thousands of homes during the timeframe that defective Chinese drywall was thought to have been delivered to U.S. ports.  We have inspected only a fraction of these homes and therefore cannot definitively conclude that additional homes containing Chinese drywall will not be identified.  If additional homes containing Chinese drywall are discovered, we may be required to spend amounts in excess of our current reserves on repairs and our financial condition may be negatively impacted.  In addition, we have been named as a defendant in multiple lawsuits related to Chinese drywall.  These and any additional future claims could also cause us to incur additional significant costs.

Our mortgage subsidiary may become obligated to repurchase loans it has sold in the secondary mortgage market or may become subject to borrower lawsuits.

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan. As of December 31, 2009, our mortgage subsidiary had been required to repurchase or pay make-whole premiums on 0.23% of the $5.6 billion total dollar value of the loans it originated in the 2004-2009 period.  If loan defaults in general increase, it is possible that our mortgage subsidiary will be required to make a materially higher level of repurchases in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to repurchase them.  In such a case our current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase activity, which could harm our financial condition and results of operations.

In addition, a number of homebuyers have initiated lawsuits against builders and lenders claiming, among other things, that builders pressured the homebuyers to make inaccurate statements on loan applications, that the lenders failed to correctly explain the terms of adjustable rate and interest-only loans, and/or that the lender financed home purchases for unsuitable buyers resulting indirectly in a diminution in value of homes purchased by more appropriately qualified buyers.  While we have experienced only a small number of such lawsuits to date and are currently unaware of any regulatory investigation into our mortgage operations, if loan defaults increase, the possibility of becoming subject to additional lawsuits and/or regulatory investigations becomes more likely. If our mortgage subsidiary becomes the subject of significant borrower lawsuits or regulatory authority action our financial results may be negatively impacted.

We are dependent on the services of key employees and the loss of any substantial number of these individuals or an inability to hire additional personnel could adversely affect us.

Our success is dependent upon our ability to attract and retain skilled employees, including personnel with significant management and leadership skills. Competition for the services of these individuals in many of our operating markets can be intense and will likely increase substantially if and when market conditions improve. If we are unable to attract and retain skilled employees, we may be unable to accomplish the objectives set forth in our business plan.

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

Regulatory Risks

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

Our homebuilding operations are subject to extensive federal, state and local regulation, including environmental, building, worker health and safety, zoning and land use regulation. This regulation affects all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:

•	permitted land uses, levels of density and architectural designs;

•	the installation of utility services, such as water and waste disposal;

•	the dedication of acreage for open space, parks, schools and other community services; and

•	the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters.

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

In addition, new housing developments are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales and/or profitability.

Currently, there is a variety of new energy related legislation being enacted, or considered for enactment, at the federal, state and local level.  For instance, California recently adopted a state-wide building code that imposes mandatory energy efficiency standards on new homes constructed within the state that will increase our cost of construction.  Similarly, the federal congress is considering a wide array of energy related initiatives, from carbon “cap and trade” to a federal energy efficiency building code that would increase energy efficiency requirements for new homes between 30 and 50 percent.  If all or part of this proposed federal legislation were to be enacted, the cost of home construction could increase significantly, which in turn could reduce our sales and/or profitability.

Much of this proposed legislation is in response to concerns about climate change.  As climate change concerns grow, legislation and regulatory activity of this nature is expected to continue and become more onerous.  Similarly, energy related initiatives will impact a wide variety of other companies throughout the United States and world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an indirect adverse effect on our operations and profitability to the extent the suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.

Our mortgage operations are also subject to federal, state, and local regulation, including eligibility requirements for participation in federal loan programs and various consumer protection laws. Our title insurance agency operations are subject to applicable insurance and other laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the consumer.

States, cities and counties in which we operate may adopt slow growth initiatives reducing our ability or increasing our costs to build in these areas, which could harm our future sales and earnings.

Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the land we own, as well as, the availability of additional land and building opportunities within those localities. For instance, in

November 2010, Florida voters will be asked to approve a measure that will generally prevent changes to entitlements on a parcel of land without voter approval.   Approval of this measure or other slow or no growth measures would increase the cost of land and reduce our ability to open new home communities and to build and sell homes in the affected markets and would create additional costs and administration requirements, which in turn could harm our future sales and earnings.

Increased regulation of the mortgage industry could harm our future sales and earnings.

The mortgage industry is under intense scrutiny and is facing increasing regulation at the federal, state and local level.  Changes in regulation have the potential to negatively impact the full spectrum of mortgage related activity.  Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates.  At the same time, changes to the Federal Housing Administration’s rules to require increased Borrower FICO scores, increased down payment amounts, and potentially limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home.  All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

Changes to tax laws could make homeownership more expensive.

Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income.  If the federal or state governments were to change applicable tax law to eliminate or reduce these benefits, the after-tax cost of owning a home could increase significantly.  This would harm our future sales and earnings.

Also, while difficult to quantify, our 2009 home sales were likely positively impacted by federal and state tax credits made available to first-time and other qualifying homebuyers.  Many of these tax credits have expired or are scheduled to expire in 2010, which could negatively impact home sales and our results of operations.

Financing Risks

We may be unable to repay, renew or extend our outstanding debt instruments when they are due.

We have a significant amount of debt, including an aggregate of approximately $1,131.4 million in senior notes, senior subordinated notes and term loans that mature between 2010 and 2016. There can be no assurance that we will be able to repay these debt arrangements or extend or renew them on terms acceptable to us, or at all. If we are unable to repay, renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources and financial condition.

We are currently unable to meet the conditions contained in our debt instruments that must be satisfied to incur most additional indebtedness and make restricted payments.

Our debt instruments impose restrictions on our operations, financing, investments and other activities. The indentures for our outstanding notes provide that the Company must either stay below a maximum leverage ratio or maintain a minimum interest coverage ratio in order to be permitted to incur additional indebtedness beyond limited categories of indebtedness specified in the indentures. The indentures also provide that, in order to make restricted payments (including dividends and distributions on stock or investments beyond limited categories of investments specified in the indentures), the Company must satisfy the ratio requirements for incurrence of additional debt and generate (by a formula based on 50% of consolidated net income) a basket for such additional restricted payments.  As of December 31, 2009, we did not satisfy the leverage condition or the interest coverage condition.  There can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to comply with these conditions, we will be precluded from incurring additional borrowings, subject to certain limitations, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.

Our operations require significant amounts of cash.   Our requirements for additional capital, whether to finance operations or to refinance existing obligations, fluctuate as market conditions and our financial performance and operations change.  During 2009, we terminated our revolving credit facility, which means that we must principally rely on our cash reserves and future cash flows to meet our short-term cash needs.  The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or deterioration in our credit ratings could adversely affect our ability to obtain necessary funds.

Even if available, additional financing could be costly or have adverse consequences. For instance, if additional funds are raised through the issuance of stock, dilution to stockholders will result, particularly in light of our stock price. In addition, our certificate of incorporation also authorizes our board of directors to issue new series of common stock and preferred stock without stockholder approval. If any such series were created, depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights or the value of our common stock could be negatively affected. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2009, we had an aggregate of $40.4 million invested in these joint ventures, which had outstanding borrowings recourse to us of approximately $38.8 million and nonrecourse borrowings of approximately $178.4 million.

While these joint ventures provide us with a means of accessing larger land parcels and lot positions, they are subject to a number of risks, including the following:

•
Restricted Payment Risk. Our public note indentures prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either a leverage condition or an interest coverage condition and when making such a payment will cause us to exceed a basket limitation. As of December 31, 2009, we did not satisfy the leverage condition or the interest coverage condition. As a result, we are unable to make payments to satisfy our joint venture obligations, other than through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements.

•
Entitlement Risk. Certain of our joint ventures acquire parcels of unentitled raw land. If the joint venture is unable to timely obtain entitlements at a reasonable cost, project delay or even project termination may occur resulting in an impairment of the value of our investment.

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

•
Financing Risk. There are currently a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. Due to current market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing borrowings as such borrowings mature. As a result, we may be required to expend corporate funds to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender.  In addition, our ability to expend such funds to or for the joint venture is limited as a result of the restricted payment risk discussed above.

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

•
Partner Dispute. If we have a dispute with one of our joint venture partners and are unable to resolve it, a buy-sell provision in the applicable joint venture agreement could be triggered or we may otherwise pursue a negotiated settlement involving the unwinding of the venture. In either case, we may sell our interest to our partner or purchase our partner’s interest. If we sell our interest, we will forgo the profit we would have otherwise earned with respect to the joint venture project and may be required to forfeit our invested capital and/or pay our partner to release us from our joint venture obligations. If we are required to purchase our partner’s interest, we will be required to fund this purchase, as well as the completion of the project, with corporate level capital and to consolidate the joint venture project onto our balance sheet, which could, among other things, adversely impact our liquidity, our leverage and other financial conditions or covenants.

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

Other Risks

Our principal stockholder has the ability to exercise significant influence over the composition of our Board of Directors and matters requiring stockholder approval.

As of December 31, 2009, MP CA Homes LLC held 49% of the voting power of our voting stock.  Pursuant to the stockholders' agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and at least one MP CA Homes LLC designated director shall be a member of each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our board and its committees.  In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders.  In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.

    We may not be able to realize the benefit of our net deferred tax asset.

We incurred significant losses in 2007, 2008 and 2009.  As of the date hereof, we had carried back to prior taxable periods the maximum permitted amount of these losses.  Following exhaustion of these carrybacks, we were left with a net deferred tax asset of approximately $535 million (excluding the $9 million deferred tax asset related to our interest rate swap) that is potentially available to offset taxable income in future periods.  The $535 million net deferred tax asset has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. Our ability to realize the benefit, if any, of our deferred tax asset is dependent, among other things, upon the interplay between applicable tax laws (including Internal Revenue Code Section 382 discussed below), our ability to generate taxable income in the future, and the timing of our disposition of assets that contain unrealized built-in losses.

Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize net operating loss carryforwards and built-in losses after the ownership change.  We underwent a change in ownership for purposes of Section 382 following completion of MP CA Homes LLC’s initial investment in the Company on June 27, 2008.  Approximately $190 million of our $535 million net deferred tax asset represents unrealized built-in losses.  Future realization of this $190 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  In addition, all or a portion of the $345 million portion of the net deferred tax asset not currently limited by Section 382 may become similarly limited if we undergo another Section 382 ownership change during a period of time that the Company is deemed a loss corporation under Section 382.  The limitations of Section 382 may ultimately have the effect of significantly limiting our ability to recognize a benefit from our deferred tax asset.  Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We lease our corporate headquarters, which is located in Irvine, California.  The lease on this facility, which also includes space for our Orange County division consists of approximately 26,000 square feet and expires in 2012.  We lease approximately 42 other properties for our other division offices and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26-27.

ITEM 3.	LEGAL PROCEEDINGS

Chinese Drywall

Like many other homebuilders, we have learned that some of our subcontractors installed drywall manufactured in China in Company constructed homes.  Reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). We have conducted an internal review in an attempt to determine how many of the homes that we constructed may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of our Florida communities contain some high-sulfur Chinese drywall.  We have inspected all but about 20 of the homes that we believe are likely to be impacted in these communities based on their location and drywall installation dates.  Approximately 150 have been confirmed, and we are still seeking access to the remaining 20 to complete our investigation.  If we were to locate high sulfur drywall outside of these communities and drywall installation dates, we would broaden the scope of our investigation.  We have notified homeowners of the results of our inspections, and have offered to make comprehensive repairs, including removing and replacing all drywall and wiring.  Over 70 homeowners have requested repairs and we have entered into over 30 settlement agreements to date.  We will continue to negotiate additional settlements as we make repairs and will work through the group as quickly and efficiently as possible.  Although we are encouraging other homeowners to allow us to make repairs rather than engaging in litigation, approximately 50 of these homeowners have joined a federal class action lawsuit or filed suit in state court, seeking property and, in some cases, bodily injury damages.  Some of these already have agreed to allow us to make repairs.   We plan to vigorously defend litigation involving Chinese drywall, while seeking to make repairs wherever possible.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	RESERVED

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of March 3, 2010, are set forth below.

Name	Age	Position
Kenneth L. Campbell	53	Chief Executive Officer, President, and Director
Scott D. Stowell	52	Chief Operating Officer
John M. Stephens	41	Senior Vice President and Chief Financial Officer
John P. Babel	39	Senior Vice President, General Counsel and Secretary
Todd J. Palmaer	51	President, California Region
Kathleen R. Wade	56	President, Southwest and Southeast Regions

Kenneth L. Campbell has served as Chief Executive Officer and President since December 2008 and as a Director of the Company since July 2008.  From July 2007 to May 2009, Mr. Campbell served as a partner of MatlinPatterson Global Advisers, LLC, a private equity firm and an affiliate of our largest shareholder.  From May 2006 to May 2007, Mr. Campbell served as Chief Executive Officer and Director of Ormet Corporation, a U.S. producer of aluminum.  Prior to that, Mr. Campbell served as Chief Financial Officer of RailWorks Corporation, a provider of track and transit systems construction and maintenance services, from December 2003 to May 2006.  Before joining MatlinPatterson, Mr. Campbell spent a period of over twenty years serving in various restructuring roles at companies with significant operational and/or financial difficulties.

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

Kathleen R. Wade has served as President of our Southwest Region since November 2002 and as President of our Southeast Region since April 2009. From December 2000 until October 2002, Ms. Wade served as Chief Executive Officer of our Arizona division and as President of this division from September 1998 to December 2000. Prior to joining Standard Pacific in 1998, Ms. Wade served as President of the Arizona division of UDC Homes and, prior to that, as Co-CEO of Continental Homes, a publicly traded homebuilder.

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

	Year Ended December 31,
	2009				2008
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$2.07	$0.65	$	―	$5.55	$1.47	$	―
June 30	2.74	0.85		―	6.50	2.17		―
September 30	4.59	1.86		―	6.85	2.87		―
December 31	3.83	2.84		―	5.25	1.22		―

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of March 3, 2010, the number of record holders of our common stock was 627.

We did not repurchase any shares during the three months ended December 31, 2009.

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

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company’s common stock closing price on December 31, 2009 was $3.74 per share.  On March 3, 2010 the Company’s common stock closed at $4.45 per share.  The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

    The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.  On September 3, 2008, we completed a common stock rights offering.  All prior period share and per share amounts have been restated to reflect the rights offering bonus element.  In addition, all years and periods presented have been reclassified to reflect the adoption of Statement of Financial Accounting Standards No. 160, later codified in ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements” and Staff Position No. APB 14-1, later codified in ASC 470-20, “Debt with Conversion and Other Options.”  Please see Note 2.x. of the accompanying consolidated financial statements for further discussion.
	Year Ended December 31,
	2009		2008		2007	2006	2005
		(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding (1)		$1,166,397		$1,535,616	$2,888,833	$3,740,470	$3,893,019
Financial Services		13,145		13,587	16,677	24,866	17,359
Total revenues from continuing operations		$1,179,542		$1,549,203	$2,905,510	$3,765,336	$3,910,378

Pretax Income (Loss):
Homebuilding (1)(2)		$(111,068)		$(1,237,840)	$(846,586)	$220,812	$703,164
Financial Services		1,586		1,016	2,293	8,211	6,314
Pretax income (loss) from continuing operations		$(109,482)		$(1,236,824)	$(844,293)	$229,023	$709,478
Net Income (Loss):
Income (loss) from continuing operations		$(13,217)		$(1,231,329)	$(695,290)	$146,093	$439,950
Income (loss) from discontinued operations		(569)		(2,286)	(72,090)	(22,400)	1,034
Net income (loss)		$(13,786)		$(1,233,615)	$(767,380)	$123,693	$440,984

Basic Earnings (Loss) Per Common Share:
Continuing operations		$(0.06)		$(9.12)	$(9.63)	$2.01	$5.84
Discontinued operations		―		(0.02)	(1.00)	(0.31)	0.01
Basic earnings (loss) per common share		$(0.06)		$(9.14)	$(10.63)	$1.70	$5.85

Diluted Earnings (Loss) Per Common Share:
Continuing operations		$(0.06)		$(9.12)	$(9.63)	$1.97	$5.67
Discontinued operations		―		(0.02)	(1.00)	(0.30)	0.01
Diluted earnings (loss) per common share		$(0.06)		$(9.14)	$(10.63)	$1.67	$5.68

Weighted Average Common Shares Outstanding:
Basic		95,623,851		81,439,248	72,157,394	72,644,368	75,357,074
Diluted.		95,623,851		81,439,248	72,157,394	74,213,185	77,704,823

Weighted Average If-Converted Preferred
Shares Outstanding: (3)		147,812,786		53,523,829	―	―	―

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)		$602,222		$626,379	$219,141	$17,356	$18,796
Total assets		$1,861,011		$2,252,488	$3,401,904	$4,502,941	$4,280,842
Homebuilding debt (4)		$1,158,626		$1,486,437	$1,747,730	$1,953,880	$1,571,554
Financial services debt		$40,995		$63,655	$164,172	$250,907	$123,426
Stockholders' equity		$435,798		$407,941	$1,034,279	$1,764,370	$1,739,159
Stockholders' equity per common share (5)		$4.30		$4.40	$15.95	$27.39	$25.91
Pro forma stockholders' equity per common share (6)		$1.75		$1.70	$15.95	$27.39	$25.91
Cash dividends declared per common share	$	―	$	―	$0.12	$0.16	$0.16

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
The 2009, 2008, 2007 and 2006 homebuilding pretax income (loss) includes pretax impairment charges totaling $71.1 million, $1,153.5 million, $984.6 million and $334.9 million, respectively. (Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2, 4 and 13 of the accompanying Consolidated Financial Statements for further discussion).

(3)
In June 2008 and September 2008, we issued 125.0 million and 22.8 million, respectively, equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.  If the preferred stock was converted to common stock, the total weighted average common shares outstanding as of December 31, 2009 and 2008 would have been 243.4 million and 135.0 million, respectively.

(4)
Homebuilding debt includes the indebtedness related to liabilities from inventories not owned of $1.9 million, $0, $11.4 million, $13.4 million and $43.2 million, as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(5)
At December 31, 2009, 2008 and 2007, common shares outstanding exclude 3.9 million, 7.8 million and 7.8 million shares, respectively, issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007 and 147.8 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.

(6)
At December 31, 2009 and 2008, pro forma common shares outstanding include 147.8 million preferred shares outstanding on an if-converted basis.  In addition, at December 31, 2009, 2008 and 2007, pro forma common shares outstanding exclude 3.9 million, 7.8 million and 7.8 million shares, respectively, issued under a share lend facility related to our 6% convertible senior subordinated notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
Selected Financial Information

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,060,502	$1,521,640	$2,607,824
Land sale revenues	105,895	13,976	281,009
Total revenues	1,166,397	1,535,616	2,888,833
Cost of home sales	(907,058)	(2,107,758)	(2,520,264)
Cost of land sales	(117,517)	(124,786)	(568,539)
Total cost of sales	(1,024,575)	(2,232,544)	(3,088,803)
Gross margin	141,822	(696,928)	(199,970)
Gross margin percentage	12.2%	(45.4%)	(6.9%)
Selling, general and administrative expenses	(191,488)	(305,480)	(387,981)
Loss from unconsolidated joint ventures	(4,717)	(151,729)	(190,025)
Interest expense	(47,458)	(10,380)	―
Gain (loss) on early extinguishment of debt	(6,931)	(15,695)	1,087
Other income (expense)	(2,296)	(57,628)	(69,697)
Homebuilding pretax loss	(111,068)	(1,237,840)	(846,586)
Financial Services:
Revenues	13,145	13,587	16,677
Expenses	(11,817)	(13,659)	(16,045)
Income from unconsolidated joint ventures	119	854	1,050
Other income	139	234	611
Financial services pretax income	1,586	1,016	2,293
Loss from continuing operations before income taxes	(109,482)	(1,236,824)	(844,293)
Benefit for income taxes	96,265	5,495	149,003
Loss from continuing operations	(13,217)	(1,231,329)	(695,290)
Loss from discontinued operations, net of income taxes	(569)	(2,286)	(52,540)
Loss from disposal of discontinued operations, net of income taxes	―	―	(19,550)
Net income (loss)	(13,786)	(1,233,615)	(767,380)
Less: Net loss allocated to preferred shareholders	8,371	489,229	―
Net loss available to common stockholders	$(5,415)	$(744,386)	$(767,380)

Basic Earnings (Loss) Per Common Share:
Continuing operations	$(0.06)	$(9.12)	$(9.63)
Discontinued operations	―	(0.02)	(1.00)
Basic earnings (loss) per common share	$(0.06)	$(9.14)	$(10.63)
Diluted Earnings (Loss) Per Common Share:
Continuing operations	$(0.06)	$(9.12)	$(9.63)
Discontinued operations	―	(0.02)	(1.00)
Diluted earnings (loss) per common share	$(0.06)	$(9.14)	$(10.63)
Weighted Average Common Shares Outstanding:
Basic	95,623,851	81,439,248	72,157,394
Diluted	95,623,851	81,439,248	72,157,394

Weighted Average If-Converted Preferred Shares Outstanding: (1)	147,812,786	53,523,829	―

Net cash provided by (used in) operating activities	$419,830	$263,151	$655,558
Net cash provided by (used in) investing activities	$(27,301)	$(11,579)	$(197,815)
Net cash provided by (used in) financing activities	$(422,815)	$142,712	$(258,285)

Adjusted Homebuilding EBITDA (2)	$116,252	$43,885	$297,369

(1)
In June 2008 and September 2008, we issued 125.0 million and 22.8 million, respectively, equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.  If the preferred stock was converted to common stock, the total weighted average common shares outstanding as of December 31, 2009 and 2008 would have been 243.4 million and 135.0 million, respectively.

(2)
Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

Selected Financial Information (continued)

(2)	Continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$419,830	$263,151	$655,558
Add:
Provision for (benefit from) income taxes	(96,563)	(6,795)	(188,954)
Deferred tax valuation allowance	51,429	(473,627)	(180,480)
Homebuilding interest amortized to cost of sales and interest expense	134,293	94,452	131,289
Excess tax benefits from share-based payment arrangements	297	―	1,498
Less:
Income (loss) from financial services subsidiary	1,328	(72)	632
Depreciation and amortization from financial services subsidiary	678	783	703
Loss on disposal of property and equipment	2,611	2,792	1,439
Net changes in operating assets and liabilities:
Trade and other receivables	(8,440)	(6,408)	(45,083)
Mortgage loans held for sale	(24,718)	(91,380)	(99,618)
Inventories-owned	(326,062)	(34,567)	(399,432)
Inventories-not owned	2,805	(1,049)	(10,449)
Deferred income taxes	45,133	343,754	135,741
Other assets	(118,265)	(142,834)	245,723
Accounts payable	18,554	57,949	13,105
Accrued liabilities	22,576	44,742	41,245

Adjusted Homebuilding EBITDA	$116,252	$43,885	$297,369

Overview

Our operations continue to be impacted by weak housing demand in substantially all of our markets, driven by a housing supply/demand imbalance (including the impact of short sales and foreclosures), declining home prices, low consumer confidence and high unemployment.  Despite these factors, our net loss for 2009 decreased considerably from the prior year.  In addition, we were successful in generating positive cash flows from operating activities, which was the result of our efforts to adjust our overhead structure to better align our operations with the decline in demand for new homes, reduce our supply of completed and unsold homes, and reduce our construction costs.  While our absolute net new orders were lower in 2009 than in 2008 and are still weak relative to normal market conditions, our monthly sales absorption rate per active selling community increased from 1.7 per community in 2008 to 2.0 per community in 2009.

For the year ended December 31, 2009, we incurred a net loss of $13.8 million, or $0.06 per diluted share, compared to a net loss of $1,233.6 million, or $9.14 per diluted share, in 2008 and a net loss of $767.4 million, or $10.63 per diluted share, in 2007.  The net loss incurred during fiscal 2009 included $71.1 million of pretax impairment charges and $29.5 million of debt refinancing and other restructuring charges, which were offset in part by an income tax benefit of $94.1 million related to federal tax legislation that extended the carryback of net operating losses from two years to five years.  Our results for the years ended December 31, 2008 and 2007 included pretax impairment charges totaling $1,153.5 million and $984.6 million, respectively.

We generated cash flows from operations of $419.8 million during 2009 and ended the year with $602.2 million of homebuilding cash (including $15.1 million of restricted cash).   The cash flows from operations were driven primarily by a $326.1 million decrease in inventories (largely due to a 60% reduction in the number of completed and unsold homes and the bulk sale of two podium projects) and the receipt of our $114.5 million 2008 federal income tax refund.  We reduced the principal amount of our homebuilding debt during 2009 by $321.8 million, from $1,512.7 million as of December 31, 2008, to $1,190.9 million as of December 31, 2009.   In addition, we reduced our homebuilding debt due before 2013 from $837.7 million at the end of 2008 to $239.3 million as of  December 31, 2009.

Homebuilding

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Homebuilding revenues:
California	$665,414	$796,737	$1,484,047
Southwest (1)	238,249	416,749	793,455
Southeast	262,734	322,130	611,331
Total homebuilding revenues	$1,166,397	$1,535,616	$2,888,833

Homebuilding pretax income (loss):
California	$(16,817)	$(724,047)	$(524,913)
Southwest (1)	(28,950)	(257,031)	(165,714)
Southeast	(30,880)	(222,586)	(150,829)
Corporate	(34,421)	(34,176)	(5,130)
Total homebuilding pretax income (loss)	$(111,068)	$(1,237,840)	$(846,586)

Homebuilding pretax impairment charges:
California	$43,313	$690,890	$577,990
Southwest (1)	16,426	252,877	211,075
Southeast	11,342	209,763	195,527
Total homebuilding pretax impairment charges	$71,081	$1,153,530	$984,592

Homebuilding pretax impairment charges by type:
Deposit write-offs	$2,490	$25,649	$22,539
Inventory impairments	60,450	943,094	705,420
Joint venture impairments	8,141	149,265	202,309
Goodwill impairments	―	35,522	54,324
Total homebuilding pretax impairment charges	$71,081	$1,153,530	$984,592

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)
Total Assets:
California	$671,887	$810,619	$1,376,000
Southwest (1)	210,058	299,039	622,873
Southeast	181,931	275,893	544,162
Corporate	730,046	777,256	648,569
Total homebuilding	1,793,922	2,162,807	3,191,604
Financial services	67,089	88,464	190,573
Discontinued operations	―	1,217	19,727
Total Assets	$1,861,011	$2,252,488	$3,401,904

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

For 2009, we generated a homebuilding pretax loss of $111.1 million compared to a pretax loss of $1,237.8 million in 2008.  This improvement was primarily the result of a $1,082.4 million decrease in impairment charges, a $114.0 million decrease in our selling, general and administrative (“SG&A”) expenses (which included approximately $19.1 million in restructuring charges related to severance and facilities reductions) and an $8.8 million decrease in loss on early extinguishment of debt.  These changes were partially offset by a $37.1 million increase in non-capitalized interest expense during 2009.  Our homebuilding operations for the year ended December 31, 2009 included $71.1 million of pretax impairment charges, which are detailed in the table above.  Inventory impairment charges are included in cost of sales, joint venture charges are included in loss from unconsolidated joint ventures and deposit write-offs are included in other income (expense).

For 2008, homebuilding pretax loss was $1,237.8 million compared to $846.6 million in 2007.  The increase in pretax loss from 2007 to 2008 was primarily the result of a $168.9 million increase in impairment charges and a $10.4 million increase in non-capitalized interest expense.  These changes were partially offset by an $82.5 million decrease in our SG&A expenses (which included approximately $19.2 million in restructuring charges).  Our homebuilding operations for the year ended December 31, 2008 included $1,153.5 million of pretax impairment charges, which are detailed in the table above.  Goodwill impairment charges are included in other income (expense).

Homebuilding revenues for 2009 decreased 24% from 2008 as a result of a 25% decrease in new home deliveries and a 7% decrease in our consolidated average home price to $306,000.  The decreases were partially offset by a $91.9 million year-over-year increase in land sale revenues, which included $80.8 million from the sale of two podium projects in Southern California.  Homebuilding revenues for 2008 decreased 47% from 2007 as a result of a 33% decrease in new home deliveries, a 12% decrease in our consolidated average home price to $330,000 and a $267.0 million decrease in land sale revenues from 2007.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
New homes delivered:
California	1,344	(19%)	1,668	(24%)	2,189
Arizona (1)	303	(44%)	540	(48%)	1,029
Texas (1)	419	(38%)	677	(31%)	984
Colorado	147	(36%)	229	(41%)	388
Nevada	15	(76%)	62	(9%)	68
Total Southwest	884	(41%)	1,508	(39%)	2,469
Florida	797	(10%)	883	(33%)	1,314
Carolinas	440	(20%)	548	(42%)	946
Total Southeast	1,237	(14%)	1,431	(37%)	2,260
Consolidated total	3,465	(25%)	4,607	(33%)	6,918
Unconsolidated joint ventures (2)	112	(59%)	270	(46%)	499
Discontinued operations (including joint ventures) (2)	4	(97%)	148	(77%)	634
Total (including joint ventures) (2)	3,581	(29%)	5,025	(38%)	8,051

(1)	Arizona and Texas exclude our Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries decreased 25% in 2009 as compared to the prior year.  The decline in our 2009 deliveries reflected a 50% decrease in our beginning backlog level and a 27% decrease in the number of average active selling communities.  This decrease was partially offset by the increased number of speculative homes that we sold and delivered during fiscal 2009.  2008 new home deliveries were down 33% from 2007 as a result of the significant decline in our 2008 order activity and a 48% decrease in our 2008 beginning backlog level.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Average selling prices of homes delivered:
California	$434,000	(9%)	$475,000	(21%)	$601,000
Arizona (1)	211,000	(7%)	228,000	(25%)	304,000
Texas (1)	282,000	1%	280,000	11%	253,000
Colorado	305,000	(12%)	348,000	(2%)	355,000
Nevada	225,000	(21%)	285,000	(10%)	316,000
Total Southwest	260,000	(4%)	272,000	(7%)	292,000
Florida	190,000	(9%)	209,000	(22%)	267,000
Carolinas	218,000	(11%)	246,000	6%	232,000
Total Southeast	200,000	(10%)	223,000	(12%)	253,000
Consolidated total	306,000	(7%)	330,000	(12%)	377,000
Unconsolidated joint ventures (2)	517,000	(2%)	525,000	(7%)	565,000
Discontinued operations (including joint ventures) (2)	201,000	15%	175,000	(13%)	200,000
Total (including joint ventures) (2)	$313,000	(7%)	$336,000	(14%)	$390,000

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

    During 2009, our consolidated average home price (excluding joint ventures and discontinued operations) decreased 7% to $306,000 as compared to $330,000 for 2008.  The decrease in our consolidated average home price during 2009 was due primarily to general price declines and higher incentives required to sell homes as compared to the prior year and was partially offset by a slight mix shift to more California deliveries.  In addition, the 9% drop in our average home price in California in 2009 was also impacted by the increased number of deliveries from our lower priced podium projects in Southern California.  In 2009, 13% of our California deliveries were podium product versus 2% in 2008.

During 2008, the 12% decline in our consolidated average price from $377,000 to $330,000 was primarily due to the significant level of incentives, discounts and price reductions required to sell homes in most of our markets due to weaker housing demand, the tightening of available mortgage credit for homebuyers, and increased competition and foreclosure activity.  These declines were partially offset by various changes in our geographic delivery mix, including a shift towards larger, higher-priced homes in our Texas and Carolina markets.

Gross Margin

Our 2009 homebuilding gross margin percentage (including land sales) was up year-over-year to 12.2% from a negative 45.4% in 2008.  The 2009 gross margin reflected $60.5 million of inventory impairment charges related to 27 projects, of which $46.1 million related to current and future projects, $8.9 million related to the sale of two finished podium projects in Southern California and $5.5 million related to land or lots that have been or are intended to be sold (please see Note 4.a. of the accompanying consolidated financial statements for further discussion).  These impairments related primarily to projects located in California and Florida, and to a lesser degree, in Arizona, Colorado, Nevada, the Carolinas and Texas.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the year ended December 31, 2009 were generally in the 8% to 12% range and discount rates were generally in the 15% to 25% range.  Excluding the housing inventory impairment charges and land sales, our 2009 gross margin percentage from home sales would have been 18.8% versus 15.9% in 2008 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).  The 290 basis point increase in the adjusted gross margin percentage was driven primarily by higher gross margins in California, Arizona and Colorado and lower direct construction costs company-wide as a result of value engineering and the rebidding of contracts.

Our 2008 homebuilding gross margin percentage (including land sales) was negative 45.4% versus a negative 6.9% in 2007.  The 2008 gross margin included $943.1 million of inventory impairment charges related to 184 projects, of which $827.6 million related to current and future projects and $115.5 million related to land sold or held for sale.  These impairments related primarily to projects located in California, Florida, Nevada, and Arizona, and to a lesser degree, in Colorado, the Carolinas and Texas.  The operating margins used to calculate land residual values and related fair values for the majority of our projects during the year ended December 31, 2008 were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range, with a small portion of the projects in the low to mid 30% range. Excluding the housing inventory impairment charges from continuing operations and land sales, our 2008 gross margin percentage from home sales would have been 15.9% versus 19.2% in 2007 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).  The 330 basis point decrease in the adjusted gross margin percentage was driven primarily by lower gross margins in California, Arizona and Florida, and to a lesser extent, Texas, Colorado and the Carolinas.  The lower gross margins in these markets were driven by lower selling prices resulting from increased incentives and discounts resulting from weaker demand, more limited availability of mortgage credit, and an increased level of existing homes available for sale in the marketplace during this period.

    The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the years ended December 31, 2009, 2008 and 2007 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges and land sales:

	Year Ended December 31,
	2009	Gross Margin %	2008	Gross Margin %	2007	Gross Margin %
	(Dollars in thousands)

Homebuilding gross margin	$141,822	12.2%	$(696,928)	(45.4%)	$(199,970)	(6.9%)
Less: Land sale revenues	105,895		13,976		281,009
Add: Cost of land sales	117,517		124,786		568,539
Gross margin from home sales	153,444	14.5%	(586,118)	(38.5%)	87,560	3.4%
Add: Housing inventory impairment charges	46,063		827,611		414,244
Gross margin from home sales, as adjusted	$199,507	18.8%	$241,493	15.9%	$501,804	19.2%

We believe that the measures described above, which exclude land sales and housing inventory impairment charges, are useful to management and investors as they provide a perspective on the underlying operating performance of the business by excluding these charges and provides comparability with the Company’s peer group.  However, it should be noted that such measures are not GAAP financial measures and other companies in the homebuilding industry may calculate these measures differently.  Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

    Restructuring Activities

    Our operations have been impacted by the weak housing demand in substantially all of our markets.  As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  During 2009 and 2008, we incurred $22.1 million and $24.2 million, respectively, in homebuilding restructuring charges.  We believe that these restructuring activities were substantially complete as of December 31, 2009.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.  We estimate that employee severance and lease terminations during 2009 and 2008 will result in gross annual savings of approximately $75 million, primarily related to SG&A expenses.  For further information about our restructuring activities, including costs paid and costs remaining to be paid, please see Note 2.j. in the accompanying consolidated financial statements beginning on page 51.

SG&A Expenses

    Our SG&A expense rate (including corporate G&A) for 2009 decreased 350 basis points to 16.4% of homebuilding revenues compared to 19.9% for 2008.  Excluding land sale revenues and restructuring charges, our 2009 SG&A rate was 16.3% versus 18.8% for 2008, despite a 30% decrease in home sale revenues (please see the table set forth below reconciling this non-GAAP measure to our SG&A expenses).  The 250 basis point decrease in our adjusted SG&A rate was primarily due to our focus on reducing our SG&A expenses and was driven primarily by reductions in personnel costs and advertising and marketing expenses, offset in part by an increase in incentive and stock based compensation.

Our SG&A expense rate (including corporate G&A) for 2008 increased 650 basis points to 19.9% of homebuilding revenues compared to 13.4% for 2007.  Excluding land sale revenues and restructuring charges, our 2008 SG&A rate was 18.8% versus 14.9% for 2007 (please see the table set forth below reconciling this non-GAAP measure to our SG&A expenses).  The 390 basis point increase in our adjusted SG&A rate was primarily due to a lower level of revenues to spread costs over as well as a higher level of sales and marketing costs as a percentage of revenues as a result of our focus on generating sales in challenging market conditions, an increase in professional fees incurred in connection with pursuing strategic and financial alternatives prior to the investment by MP CA Homes LLC (“MatlinPatterson”) in our preferred stock and costs related to potential acquisition related activities.  These increases as a percentage of homebuilding revenues were offset in part by a reduction in personnel costs as a result of reductions in headcount made to better align our overhead with the weaker housing market, a reduction in the level of incentive compensation expense, and the general effort to reduce other general and administrative expenses due to the downsizing of our operations.

The table set forth below reconciles our SG&A expense and SG&A rate for the years ended December 31, 2009, 2008 and 2007 to our SG&A expense and SG&A rate, excluding land sale revenues and restructuring charges:

	Year Ended December 31,
	2009	SG&A % (excl. land sales)	2008	SG&A % (excl. land sales)	2007	SG&A % (excl. land sales)
	(Dollars in thousands)

Selling, general and administrative expenses	$191,488	18.1%	$305,480	20.1%	$387,981	14.9%
Less: Restructuring charges	(19,125)	(1.8%)	(19,179)	(1.3%)	―	―
Selling, general and administrative expenses,
excluding restructuring charges	$172,363	16.3%	$286,301	18.8%	$387,981	14.9%

We believe that the measures described above, which exclude land sales and restructuring charges, are useful to management and investors as they provide a perspective on the underlying operating performance of the business excluding these charges and provides comparability with the Company’s peer group.  However, it should be noted that such measures are not GAAP financial measures and other companies in the homebuilding industry may calculate these measures differently.  Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Unconsolidated Joint Ventures

We recognized a $4.7 million loss from unconsolidated joint ventures during 2009 compared to a loss of $151.7 million in 2008 and $190.0 million in 2007.  The 2009 loss included $11.4 million in losses related to our North Las Vegas joint venture, which was offset in part by approximately $3.7 million of income from a Southern California land development joint venture and $2.9 million in income from the delivery of 112 homes from six joint ventures.  The 2008 loss reflected a $149.3 million pretax charge related to our share of joint venture impairments related to 20 projects located primarily in California and our North Las Vegas joint venture.  The loss in 2007 reflected a $202.3 million pretax charge related to our share of joint venture inventory impairments related to 30 projects located predominantly in California and to a much smaller degree, in Arizona and Texas.

Interest Expense

For 2009, we expensed $47.5 million of interest costs related to the portion of real estate inventories which we were not actively preparing for their intended use, and as a result were deemed unqualified assets in accordance with ASC Topic 835, Interest.  Interest costs incurred during the six months ended June 30, 2008 and all of 2007 were capitalized to inventories.  To the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Gain (Loss) on Early Extinguishment of Debt

During 2009, we recognized a loss on early extinguishment of debt of $6.9 million.  We recorded a $7.3 million loss related to the amendment of our revolving credit facility and the amendment and termination of our Term Loan A facility, which included the write-off of unamortized deferred debt issuance costs and the unwind of the ineffective portion of the Term Loan A interest rate swap.  In addition, we recorded a $3.5 million loss (including the write-off of unamortized debt issuance costs) related to the repurchase through a tender offer of approximately $133.4 million, $122.0 million and $3.4 million in principal amount of senior notes due 2010, 2011 and 2013, respectively, and a $1.5 million loss (including the write-off of unamortized debt issuance costs) related to the exchange of $32.8 million of our 2012 senior subordinated convertible notes for 7.6 million shares of our common stock.  These losses were partially offset by a $5.4 million gain related to the early redemption of $24.5 million of our 2010 senior notes and $4.4 million of our 2011 senior notes.

During 2008, we recognized loss on early extinguishment of debt of $15.7 million.  This loss included a $9.1 million charge related to the exchange of $128.5 million of senior and senior subordinated notes for a warrant issued to MatlinPatterson to purchase shares of our preferred stock, $3.3 million of expense related to the ineffectiveness of the Term Loan A and Term Loan B interest rate swaps, and a $3.9 million loss related to the write-off of unamortized deferred debt issuance costs associated with amending our revolving credit facility. These losses were offset in part by a $1.1 million gain related to the early extinguishment of $22.5 million of our 2008 senior notes through open market purchases.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2009 included $2.5 million of deposit write-offs and $2.0 million of fixed asset write-offs related to restructuring activities, which was partially offset by $2.3 million of interest income.  Other income (expense) for the year ended December 31, 2008 included $25.6 million of deposit write-offs and $2.3 million of fixed asset write-offs related to restructuring activities, which was partially offset by $6.3 million of interest income. Also included in other income (expense) for 2008 were goodwill impairment charges of approximately $35.5 million related to our Northern California, Phoenix, Orlando, Tampa and Charlotte divisions.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Net new orders (1):
California	1,358	(9%)	1,495	(29%)	2,112
Arizona (2)	274	(35%)	422	(29%)	593
Texas (2)	398	(21%)	506	(40%)	844
Colorado	123	(33%)	184	(49%)	363
Nevada	11	(70%)	37	(57%)	86
Total Southwest	806	(30%)	1,149	(39%)	1,886
Florida	728	(10%)	810	(3%)	837
Carolinas	451	(8%)	492	(43%)	862
Total Southeast	1,179	(9%)	1,302	(23%)	1,699
Consolidated total	3,343	(15%)	3,946	(31%)	5,697
Unconsolidated joint ventures (3)	174	(12%)	197	(62%)	518
Discontinued operations	3	(97%)	105	(80%)	522
Total (including joint ventures) (3)	3,520	(17%)	4,248	(37%)	6,737

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(2)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(3)
Numbers presented regarding unconsolidated joint ventures reflect total net new orders of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Average number of selling communities during the year:
California	50	(21%)	63	(2%)	64
Arizona (1)	8	(47%)	15	(17%)	18
Texas (1)	19	(34%)	29	16%	25
Colorado	6	(25%)	8	(27%)	11
Nevada	2	(33%)	3	(25%)	4
Total Southwest	35	(36%)	55	(5%)	58
Florida	31	(31%)	45	(4%)	47
Carolinas	24	(17%)	29	7%	27
Total Southeast	55	(26%)	74	0%	74
Consolidated total	140	(27%)	192	(2%)	196
Unconsolidated joint ventures (2)	7	(42%)	12	(48%)	23
Discontinued operations	―	(100%)	2	(92%)	25
Total (including joint ventures) (2)	147	(29%)	206	(16%)	244

(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total average selling communities of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders (excluding joint ventures and discontinued operations) for 2009 decreased 15% to 3,343 new homes on a 27% decrease in the number of average active selling communities from 192 in 2008 to 140 in 2009.  Our monthly sales absorption rate was 2.0 per community for 2009, up from 1.7 per community for 2008.  During the 2009 fourth quarter our monthly sales absorption rate was 1.5 per community, up from 1.0 per community for the 2008 fourth quarter, but down from 2.2 per community for the 2009 third quarter.  Our consolidated cancellation rate for 2009 was 18% compared to 26% in 2008 and was 21% for the 2009 fourth quarter.  Although sales absorption rates improved during 2009 compared to the prior year, they still remained low relative to historical rates and reflected weaker demand in substantially all of our markets, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment.  These conditions have been magnified by the tightening of available mortgage credit for homebuyers.

For 2008, net new orders (excluding joint ventures and discontinued operations) decreased 31% to 3,946 new homes on a 2% lower average community count.  Our consolidated cancellation rate for 2008 was 26% compared to 30% in 2007.  The decrease in net new orders resulted primarily from weaker housing market conditions experienced in all of our markets.

	Year Ended December 31,
	2009		2008		2007

Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	247	$117,536	154	$69,522	303	$163,813
Arizona (1)	47	9,686	76	17,083	194	50,091
Texas (1)	109	33,708	130	38,782	301	92,030
Colorado	54	15,587	78	24,017	123	44,311
Nevada	―	―	4	893	29	8,160
Total Southwest	210	58,981	288	80,775	647	194,592
Florida	78	15,033	147	30,408	220	52,787
Carolinas	64	16,337	53	12,735	109	31,476
Total Southeast	142	31,370	200	43,143	329	84,263
Consolidated total	599	207,887	642	193,440	1,279	442,668
Unconsolidated
joint ventures (2)	9	4,601	26	11,929	123	82,006
Discontinued operations	―	―	1	208	44	8,099
Total (including joint ventures) (2)	608	$212,488	669	$205,577	1,446	$532,773
________________________________
(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The number of homes in our backlog (excluding joint ventures and discontinued operations) decreased 7% from December 31, 2008 due to the high backlog conversion rate and slower sales rates experienced during the 2009 fourth quarter, and a 27% decrease in the average number of active selling communities during 2009.  However, the dollar value of our backlog at December 31, 2009 increased 7% from December 2008 to approximately $207.9 million, reflecting a higher average sales price in backlog primarily due to a mix shift to more California homes.  All orders are subject to potential cancellation by the customer.

	At December 31,
	2009	% Change	2008	% Change	2007
Building sites owned or controlled:
California	7,685	(9%)	8,491	(28%)	11,814
Arizona (1)	1,831	(20%)	2,303	(23%)	2,997
Texas (1)	1,714	(9%)	1,881	(44%)	3,370
Colorado	255	(32%)	374	(51%)	771
Nevada	1,218	(39%)	1,994	(17%)	2,390
Total Southwest	5,018	(23%)	6,552	(31%)	9,528
Florida	4,678	(33%)	6,986	(17%)	8,462
Carolinas	1,809	(11%)	2,042	(47%)	3,885
Illinois	―	(100%)	60	(3%)	62
Total Southeast	6,487	(29%)	9,088	(27%)	12,409
Discontinued operations	1	(80%)	5	(100%)	1,007
Total (including joint ventures)	19,191	(20%)	24,136	(31%)	34,758

Building sites owned	15,826	(18%)	19,306	(10%)	21,371
Building sites optioned or subject to contract	2,361	(6%)	2,519	(55%)	5,619
Joint venture lots (2)	1,003	(57%)	2,306	(66%)	6,761
Total continuing operations	19,190	(20%)	24,131	(29%)	33,751
Discontinued operations	1	(80%)	5	(100%)	1,007
Total (including joint ventures) (2)	19,191	(20%)	24,136	(31%)	34,758
_______________________________
(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.
(2)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of December 31, 2009 decreased 20% from the year earlier period, reflecting our efforts to better align our land supply with the current level of new housing demand.

	At December 31,
	2009	% Change	2008	% Change	2007
Homes under construction (including specs):
Consolidated (excluding podium projects)	934	(14%)	1,081	(48%)	2,085
Podium projects	―	(100%)	245	―	―
Total consolidated	934	(30%)	1,326	(36%)	2,085
Joint ventures	25	(86%)	183	(58%)	440
Total continuing operations (1)	959	(36%)	1,509	(40%)	2,525
Discontinued operations	―	―	―	(100%)	64
Total	959	(36%)	1,509	(42%)	2,589

Spec homes under construction:
Consolidated (excluding podium projects)	530	(15%)	620	(43%)	1,089
Podium projects	―	(100%)	245	―	―
Total consolidated	530	(39%)	865	(21%)	1,089
Joint ventures	20	(87%)	154	(58%)	368
Total continuing operations (1)	550	(46%)	1,019	(30%)	1,457
Discontinued operations	―	―	―	(100%)	31
Total	550	(46%)	1,019	(32%)	1,488

Completed and unsold homes:
Consolidated (excluding podium projects)	233	(60%)	589	(15%)	695
Podium projects	49	―	―	―	―
Total consolidated	282	(52%)	589	(15%)	695
Joint ventures	6	(77%)	26	(42%)	45
Total continuing operations (1)	288	(53%)	615	(17%)	740
Discontinued operations	―	(100%)	1	(98%)	54
Total	288	(53%)	616	(22%)	794
________________________________
(1)	Arizona and Texas exclude the Tucson and San Antonio divisions, which are classified as discontinued operations.

We continue to remain focused on managing the number of completed and unsold homes and homes under construction we have in inventory to better match new construction starts with lower sales volume.  As of December 31, 2009, the number of homes under construction from continuing operations (exclusive of joint ventures) decreased 30% compared to December 31, 2008.  Total completed and unsold homes from continuing operations (excluding joint ventures) as of December 31, 2009 decreased 52% compared to December 31, 2008, reflecting our focus on managing our speculative inventory levels.

    Financial Services

For 2009, our financial services subsidiary generated pretax income of approximately $1.3 million compared to a pretax loss of $72,000 in 2008.  The increase in 2009 was driven primarily by an increase in margins on loans closed and sold during 2009 and a decrease in personnel expenses due to a reduction in headcount to better align our fixed overhead with lower production levels.  These changes were partially offset by a 14% year-over-year decrease in the volume of loans closed and sold and a $1.5 million increase in loan loss reserve expense to $4.6 million for 2009, primarily related to indemnification and repurchase reserves.  The decrease in volume of loans closed and sold was primarily the result of a decrease in new home deliveries in the markets in which our financial services subsidiary operates.

For 2008, our financial services subsidiary generated a pretax loss of approximately $72,000 compared to pretax income of $632,000 in 2007.  The decrease in 2008 was driven primarily by a 42% decrease in the volume of loans sold and a $0.9 million increase in loan loss reserves, primarily related to loans held for investment.  These decreases and charges were partially offset by an increase in margins on loans sold during 2008 as compared to 2007 and a decrease in personnel expenses.

The following table details information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Year Ended December 31,
	2009	2008	2007
Mortgage Loan Origination Product Mix:
Conforming loans	40%	46%	61%
Government loans (FHA and VA)	60%	44%	7%
Jumbo loans	―	9%	26%
Other loans	―	1%	6%
	100%	100%	100%

Loan Type:
Fixed	98%	93%	80%
ARM	2%	7%	20%

Credit Quality:
FICO score ≥ 700	96%	94%	81%
FICO score between 620 - 699	4%	6%	18%
FICO score < 620 (sub-prime loans)	―	―	1%
Avg. FICO score	733	732	733

Other Data:
Avg. combined LTV ratio	89%	87%	86%
Full documentation loans	100%	96%	61%
Non-Full documentation loans	―	4%	39%

Loan Capture Rates	80%	78%	76%

Income Taxes

During 2009, we recorded a $96.6 million income tax benefit primarily related to a $94.1 million benefit realized in connection with tax legislation that increased the carryback of federal net operating losses from two years to five years.  We also generated a $42.7 million deferred tax asset during 2009 related to the pretax loss generated during the year, which was fully reserved against through a non-cash valuation allowance.  As of December 31, 2009, we had a $534.6 million net deferred tax asset (excluding the $9.4 million deferred tax asset relating to our interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations under Internal Revenue Code Section 382 (“Section 382”), by reducing the valuation allowance and offsetting a portion of taxable income.  See Note 14 to our accompanying consolidated financial statements for further discussion.

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of our Tucson and San Antonio assets.  The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC Topic 360, Property, Plant, and Equipment, and prior periods have been reclassified to conform with current year presentation.

 Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisitions • operating expenses • joint ventures (including capital contributions, remargin payments and purchases of assets and partner interests)
• construction and development expenditures
• principal and interest payments on debt (including market
   repurchases)
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
• tax refunds

For the year ended December 31, 2009, we generated $419.8 million in cash flows from operating activities driven primarily from a $326.1 million decrease in our inventories (largely due to a reduction in the number of completed and unsold homes and the sale of two podium projects in Southern California) and the receipt of a $114.5 million tax refund related to our 2008 federal tax return.  Cash flows used in investing activities was approximately $27.3 million and included $14.7 million in remargin payments related to two Southern California joint ventures.  Cash flows used in financing activities reflected the net repayment of $382.6 million of homebuilding debt and $22.7 million in mortgage credit facility debt.  As of December 31, 2009, our homebuilding cash balance was $602.2 million (including $15.1 million in restricted cash).

Revolving Credit Facility and Term Loans.  During 2009, we repaid in full and terminated our Term Loan A credit facility.  We also repaid in full and terminated the revolving loan portion of our revolving credit facility and elected to reduce the letter of credit commitment under the facility to $5 million.  As of December 31, 2009, we had $4.1 million in cash collateralized letters of credit outstanding under the revolving credit facility.   During the third quarter of 2009, our $225 million Term Loan B credit facility was amended to, among other things, eliminate most negative covenants and to eliminate the liquidity test requiring the Company to maintain either a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred or a minimum cash interest reserve.  This liquidity test was replaced with a new financial covenant requiring the Company to either (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Term Loan B and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Term Loan B.  As of December 31, 2009, we were in compliance with each of these three ratios as illustrated below:

Covenant Requirements	Actual at December 31, 2009	Covenant Requirements at December 31, 2009

Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding
Interest Incurred	4.94	≥ 1.00
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA (as defined in the Term Loan B credit facility) to Consolidated
Homebuilding Interest Incurred	1.14	≥ 1.00
Total Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated
Tangible Net Worth Ratio	1.40	≤ 3.00

Letter of Credit Facilities.  As of December 31, 2009, we were party to four letter of credit facilities (including the $5 million revolving credit facility discussed above).  These facilities, which require cash collateralization of outstanding letters of credit, have commitments that aggregate $65 million and, as of December 31, 2009, had a total of $14.7 million in letters of credit outstanding that were secured by cash collateral deposits of $15.1 million.

Senior and Senior Subordinated Notes.As of December 31, 2009, we had $872.2 million of senior and senior subordinated notes outstanding (the “Notes”).  The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  As of December 31, 2009, we were unable to satisfy either condition.  As a result, our ability to incur further indebtedness is limited.  Exceptions to this limitation include new borrowings of up to $550 million under existing or future bank credit facilities, non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness.

Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either the leverage condition or interest coverage condition.  As of December 31, 2009, we were unable to satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  Our unrestricted subsidiaries are not subject to this prohibition.  As of December 31, 2009, we had approximately $408.3 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

    The leverage and interest coverage conditions contained in our 6¼% Senior Notes due 2014 (our most restrictive series of Notes based on the leverage condition as of December 31, 2009) are set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2009	Covenant Requirements at December 31, 2009

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	3.02	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	1.08	≥	2.00

(1)	The leverage ratio under the indenture governing our 9¼% Senior Subordinated Notes due 2012 is ≤ 2.50.

Senior Subordinated Convertible Notes.  As of December 31, 2009, we had $45.6 million of Senior Subordinated Convertible Notes due 2012 outstanding (the “Convertible Notes”).  In connection with the adoption of certain provisions of ASC Topic 470, Debt (“ASC 470”), we reclassified a portion of our Convertible Notes to stockholders equity ($11.8 million as of December 31, 2009) and the remaining principal amount will be accreted to its redemption value of $45.6 million over the remaining term of these notes.  ASC 470 also requires the restatement of the principal amount for any prior periods in which the Convertible Notes are outstanding.

Transactions Impacting Senior and Senior Subordinated Notes. On September 17, 2009, a Standard Pacific Corp. subsidiary issued $280 million of 10¾% senior notes due September 15, 2016 (the “2016 Notes”). We assumed our subsidiary’s obligations under the 2016 Notes on October 9, 2009.  The 2016 Notes rank equally with the other Notes.  We used the net proceeds from the issuance of the 2016 Notes (approximately $250.6 million) and cash on hand to repurchase $133.4 million, $122.0 million, and $3.4 million principal amount of our Notes due 2010, 2011 and 2013, respectively.

During the year ended December 31, 2009, we entered into three privately negotiated transactions pursuant to which we repurchased at a discount $32.8 million principal amount of our Convertible Notes in exchange for an aggregate of 7.6 million shares of our common stock.  The Convertible Notes were exchanged at a discount to their par value at an effective common stock issuance price of $4.30 per share.

In the future, we may, from time to time, undertake negotiated or open market purchases of, or tender offers for, our Notes and Convertible Notes prior to maturity when they can be purchased at prices that we believe are attractive.  We may also, from time to time, engage in exchange transactions (including debt for equity and debt for debt transactions) for all or part of our Notes and Convertible Notes.  Such transactions, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors.

 Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 32, our land development and homebuilding joint ventures have typically obtained secured acquisition, development and construction financing.  This financing is designed to reduce the use of funds from corporate financing sources.  Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced.  As of December 31, 2009, we held interests in eight active joint ventures which had a total of approximately $38.8 million of borrowings recourse to us (three joint ventures) and $178.4 million of nonrecourse borrowings (one joint venture) outstanding.

Despite the reduced size of our joint venture portfolio, we have, and likely will be required in the future to, expend corporate resources for anticipated and unanticipated obligations associated with these joint ventures.  During the year ended December 31, 2009, we assumed $77.3 million of project specific debt in connection with unwinding three joint ventures and paid $23.0 million to satisfy other joint venture obligations which consisted primarily of loan to value remargin payments and other payments related to exiting certain joint ventures.

   Secured Project Debt and Other Notes Payable.  At December 31, 2009, we had approximately $57.6 million outstanding in secured project debt that was assumed in connection with the unwinding of three joint ventures.  In February 2010, we repaid in full two of the assumed loans for approximately $32.4 million.  The remaining loan matures on March 31, 2010.  We are actively engaged in discussion with the lender to extend this loan.

At December 31, 2009, we had approximately $1.9 million outstanding in other notes payable. Our other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities.  At December 31, 2009, we had approximately $41.0 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility.  The lender generally does not have discretion to refuse to fund requests under the repurchase facility if our mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility.  The lender has the right to terminate the repurchase facility on not less than 90 days notice.  These mortgage credit facilities are scheduled to mature in July 2010 and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $3.2 million.  These facilities also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the $3.2 million cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2009, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At December 31, 2009, we had approximately $226.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $69.0 million remaining in cost to complete.

Tax Refunds.  During 2009, we collected a tax refund of $114.5 million related to our 2008 federal net operating loss (“NOL”) carryback.  We recorded a federal income tax receivable of $103.2 million for the 2009 tax year as a result of new tax legislation which increased the carryback of NOL’s from two years to five years.  The federal income tax receivable was included in homebuilding other assets at December 31, 2009.  We expect to collect this refund in March 2010.

Availability of Additional Liquidity.  The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change.  There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources.  Based on current market conditions and our financial condition (including our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness, except through certain exceptions, including the refinance exception), our ability to effectively access these liquidity sources for new borrowing is significantly limited.  In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.   During the 2009 first quarter, three credit rating agencies downgraded our corporate and debt ratings and/or changed their outlook to negative due to deterioration in our financial condition, coupled with the wide-spread decline in the general homebuilding market.  During the 2009 third quarter, one of the credit rating agencies upgraded our rating and changed their outlook from negative to developing.

Dividends.  We paid no dividends to our stockholders during the year ended December 31, 2009. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases. We did not repurchase capital stock during the year ended December 31, 2009.  Subject to limited exceptions, we are prohibited by the terms of our public note indentures from repurchasing capital stock for cash.

Leverage.  Our homebuilding leverage ratio was 72.6% at December 31, 2009 and our adjusted net homebuilding debt to adjusted total book capitalization was 56.0%.  This adjusted ratio reflects the offset of homebuilding cash and excludes $41.0 million of indebtedness of our financial services subsidiary and $1.9 million of indebtedness included in liabilities from inventories not owned.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments, operating losses and deferred tax valuation allowances recorded  by us as well as by the debt we have had to assume in connection with joint venture unwinds.  The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008, the $32.8 million in debt for equity exchanges completed during 2009 and the $94.1 million tax benefit recorded during 2009 related to the federal NOL carryback.  Excluding the impact and timing of recording impairments, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2009, including estimated cash payments due by period.  Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$1,190,899	$58,256	$181,060	$496,583	$455,000
Long-term debt interest payments	426,463	93,597	169,947	103,842	59,077
Operating leases (2)	17,105	7,254	7,803	1,640	408
Purchase obligations (3)	297,771	255,647	36,867	5,257	―
Total (4)	$1,932,238	$414,754	$395,677	$607,322	$514,485

(1)
Long-term debt represents senior and senior subordinated notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 7 in our accompanying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 13.e. in our accompanying consolidated financial statements.
(3)
Includes approximately $75.3 million (net of deposits) in non-refundable land purchase and option contracts and $221.0 million in commitments under development and construction contracts. For a more detailed description of our land purchase and option contracts, please see “—Off-Balance Sheet Arrangements” below and Note 13.a. in our accompanying consolidated financial statements.

(4)
The table above excludes $11.4 million of nonrecognized tax benefits as of December 31, 2009.  Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonable estimates of the period of cash settlements.  For a more detailed description of our unrecognized tax benefit, please see Note 14 to our accompanying consolidated financial statements.

At December 31, 2009, we had a $45 million repurchase facility and a $60 million early purchase facility and had $41.0 million outstanding under these facilities.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2009, we had two option contracts outstanding with third party financial entities with approximately $2.6 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2009, we had non-refundable cash deposits and letters of credit outstanding of approximately $4.3 million and capitalized preacquisition and other development and construction costs of approximately $4.2 million relating to land purchase and option contracts having a total remaining purchase price of approximately $75.3 million.  Approximately $7.2 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

These joint ventures typically obtain secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources.  Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced.  At December 31, 2009, our joint ventures had borrowings outstanding that totaled approximately $217.2 million (of which $38.8 million was recourse to us) compared to $421.8 million (of which $173.9 million was recourse to us) as of December 31, 2008.

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

•	indemnity obligations to joint venture surety providers
•	joint venture land takedown obligations
•
joint venture unwinds (including the satisfaction of joint venture indebtedness either through repayment or the assumption of such indebtedness, payments required to be made to our partners in connection with the unwind, and the remaining cost to complete former joint venture projects)

During the years ended December 31, 2009 and 2008, we assumed $77.3 million and $115.3 million, respectively, of project specific debt in connection with the unwinding of three and four joint ventures, respectively, of which $57.6 million was outstanding as of December 31, 2009.  In addition, during 2009 and 2008 we paid $23.0 million and $85.8 million, respectively, to satisfy other joint venture obligations which consisted primarily of loan to value remargin payments and other payments related to exiting certain joint ventures.

As of December 31, 2009, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, three joint ventures had an aggregate of $38.8 million in recourse project specific financing and one had $178.4 million of nonrecourse project specific financing.  In addition, as of December 31, 2009, we had $17.8 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $0.9 million remaining in cost to complete.

The following lists a number of recent developments regarding our joint ventures.

•
Renegotiation/Loan Extension & Loan-to-Value Maintenance Related Payments.  During the year ended December 31, 2009, we extended the loan maturity dates for four of our joint ventures and made $14.7 million in remargin payments related to two of these joint ventures.  As of the date hereof, the maturity dates of our three joint venture recourse loans range from June 2010 to January 2011.

•
Purchases and Consolidation.  During the year ended December 31, 2009, we purchased and unwound three Southern California joint ventures.  In connection with these transactions, we made aggregate payments of approximately $1.1 million, assumed $77.3 million of joint venture indebtedness, assumed 120 completed podium units, 57 finished lots, 16 completed or partially completed homes, and six model homes.  As of December 31, 2009, we had sold and delivered 102 of the assumed podium units and five of the completed homes.

•
Joint Ventures Exited.  During the year ended December 31, 2009, we exited our Chicago joint venture for a $7.3 million cash payment and eliminated $19.8 million of joint venture recourse debt.  In addition, our Tucson, Arizona joint venture (included in discontinued operations) forfeited the joint venture’s remaining real estate to the lender in exchange for the elimination of approximately $23.8 million of joint venture non-recourse debt.

•
North Las Vegas Joint Venture.  In May 2009, our joint venture in Las Vegas filed for reorganization under Chapter 11 of the Bankruptcy Code.  The bankruptcy court confirmed the plan in October 2009, which became effective subject to the resolution of any appeals on November 19, 2009.  The reorganization resulted in a reduction of the joint venture’s debt balance to $178.4 million, all of which is nonrecourse to us.  In connection with implementation of the plan we funded approximately $7.8 million to the joint venture during the 2009 fourth quarter, including $6.2 million to purchase approximately 59 acres of residential land from the venture.  As of the date hereof, there are two matters, which are not expected to impact the confirmation of the plan, that require resolution before the bankruptcy court is able to formally close the case.

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

Segment Reporting

We operate two principal businesses: homebuilding and financial services (consisting of our mortgage financing and title operations).  In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), we have determined that each of our homebuilding operating divisions and our financial services operations are our operating segments.  Corporate is a non-operating segment.

Our homebuilding operations construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in ASC 280, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in ASC 280, such as similar product types, production processes and methods of distribution.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation, and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to each of the homebuilding operating divisions based on their respective percentage of revenues.

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

We assess the recoverability of real estate inventories in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  ASC 360 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset.  ASC 360 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

We evaluate real estate projects (including unconsolidated joint venture real estate projects) for inventory impairments when indicators of potential impairment are present. Indicators of impairment include, but are not limited to: significant decreases in local housing market values and selling prices of comparable homes; significant decreases in gross margins and sales absorption rates; accumulation of costs in excess of budget; actual or projected operating or cash flow losses; current expectations that a real estate asset will more likely than not be sold before its previously estimated useful life.

We perform a detailed budget and cash flow review of all of our real estate projects (including projects actively selling as well as projects under development and on hold) on a periodic basis throughout each fiscal year to, among other things, determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying value of the asset.  If the undiscounted cash flows are more than the carrying value of the real estate project, then no impairment adjustment is required.  However, if the undiscounted cash flows are less than the carrying amount, then the asset is deemed impaired and is written-down to its fair value.  We evaluate the identifiable cash flows at the project level.  When estimating undiscounted future cash flows of a project, we are required to make various assumptions, including the following: (i) the expected sales prices and sales incentives to be offered, including the number of homes available and pricing and incentives being offered in other communities by us or by other builders; (ii) the expected sales pace and cancellation rates based on local housing market conditions and competition; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property such as the possibility of a sale of lots to a third party versus the sale of individual homes.  Many of these assumptions are interdependent and changing one assumption generally requires a corresponding change to one or more of the other assumptions.  For example, increasing or decreasing the sales absorption rate has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and promotional and advertising campaign costs).  Depending on what objective we are trying to accomplish with a community, it could have a significant impact on the project cash flow analysis.  For example, if our business objective is to drive delivery levels our project cash flow analysis will be different than if the business objective is to preserve operating margins.  These objectives may vary significantly from project to project, from division to division, and over time with respect to the same project.

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

From time to time, we write-off deposits and preacquisition costs related to land options that we decide not to exercise.  The decision not to exercise a land option takes into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including the timing of land takedowns), the availability and best use of our capital, and other factors.  The write-off is charged to homebuilding other income (expense) in our consolidated statement of operations in the period that it is deemed probable that the optioned property will not be acquired.  If we recover deposits and/or preacquisition costs which were previously written off, the recoveries are recorded to homebuilding other income (expense) in the period received.

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

Variable Interest Entities

We account for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack the direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in ASC 810.

Limited Partnerships and Limited Liability Companies

We analyze our homebuilding and land development joint ventures under the provisions of ASC 810 (as discussed above) when determining whether the entity should be consolidated. In accordance with the provisions of ASC 810, limited partnerships or similar entities, such as limited liability companies, must be further evaluated under the presumption that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Examples of these participatory rights include, but are not limited to:

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

If we are the general partner or managing member and it is determined that the limited partners or non-managing member have either kick-out rights or substantive participatory rights as described above, then we account for the joint venture under the equity method of accounting. If the limited partners or non-managing members do not have either of these rights, then we would consolidate the related joint venture under the provisions of ASC 810. As of December 31, 2009 and 2008, we did not have any joint ventures consolidated in our balance sheets as a result of applying the provisions of ASC 810.

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

We review inventory projects within our unconsolidated joint ventures for impairments consistent with the critical accounting policy described above under “Inventories and Impairments.”  We also review our investments in unconsolidated joint ventures for evidence of an other than temporary decline in value.  To the extent that we deem any portion of our investment in unconsolidated joint ventures not recoverable, we impair our investment accordingly.

In addition, we accrue for guarantees provided to unconsolidated joint ventures when it is determined that there is an obligation that is due from us.  These obligations consist of various items, including but not limited to, surety indemnities credit enhancements provided in connection with joint venture borrowings such as loan-to-value maintenance agreements, construction completion agreements, and environmental indemnities.  In many cases we share these obligations with our joint venture partners, and in some cases, we are solely responsible for such obligations.  For further discussion regarding these guarantees, please see “Management’s Discussion and Analysis of Financial Condition – Off-Balance Sheet Arrangements” and Note 13 of the accompanying consolidated financial statements.

Business Combinations and Goodwill

We account for acquisitions of other businesses under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”).  Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values.  Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill.  The estimation of fair values of assets and liabilities and the allocation of purchase price requires a substantial degree of judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition, are generally in various stages of development.  Actual revenues, costs and time to complete and sell a community could vary from estimates used to determine the allocation of purchase price between tangible and intangible assets.  The allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of expenses and therefore impact our current and future operating results.  Our reported income (loss) from an acquired company includes the operations of the acquired company from the date of acquisition.

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805.  ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) addresses financial accounting and reporting for acquired goodwill and other intangible assets. ASC 350 requires that goodwill not be amortized but instead assessed at least annually for impairment and expensed against earnings as a noncash charge if the estimated fair value of a reporting unit is less than its carrying value, including goodwill.  We test goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value.  For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill.  For this purpose, each of our homebuilding operating divisions is considered a reporting unit.  The fair value of each reporting unit is determined based on expected discounted cash flows. Each division’s discounted cash flows consist of a 10-year projection and a terminal value calculation.  The discount rates used to calculate the net present value of future cash flows approximated our estimated pretax cost of capital.  The terminal value is based on the present value of a stabilized cash flow estimate (including an expected growth rate) that we expect the operating division to generate beyond the tenth year of the projected cash flows.  Other assumptions and factors that are evaluated in connection with analyzing the discounted cash flows of a division, include but are not limited to:

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

We generated significant deferred tax assets during 2007 through 2009, largely due to inventory, joint venture and goodwill impairments and have been in a cumulative loss position as described in ASC 740 since December 31, 2007.  During the years ended December 31, 2009, 2008 and 2007, we recorded noncash valuation allowances of $42.7 million, $473.6 million and $180.5 million, respectively, against our net deferred tax assets.  In addition, we recorded a $94.1 million reversal of our deferred tax asset valuation allowance due to the tax legislation that extended the carryback of net operating losses from two years to five years.  Our total valuation allowance was $534.6 million and $654.1 million at December 31, 2009 and 2008, respectively.  To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any future operating losses generated by us in the near term would increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in ASC 740.

Recent Accounting Pronouncements

 On January 1, 2009, we adopted certain provisions of ASC Topic 805, Business Combinations (“ASC 805”).  These provisions expand the application of ASC 805 to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC 805 broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. It also requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The adoption of these provisions also requires additional disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  Adoption is prospective, and early adoption was not permitted. These new provisions are effective for us for any business combination entered into subsequent to January 1, 2009.  The adoption of these new provisions on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB updated certain provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”).  Under these new provisions, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We adopted the provisions of ASC 815 on January 1, 2009 and have included the required disclosures in Note 2.v. “Derivative Instruments and Hedging Activities” of the accompanying consolidated financial statements.

In May 2008, the FASB updated certain provisions of ASC Topic 470, Debt (“ASC 470”).  These new provisions require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  These new provisions of ASC 470 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Retroactive application to all periods presented is required.  As a result, we have retroactively applied the standard to our financial statements for all periods presented.  We adopted these new provisions of ASC 470 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.8 million with an offset to accumulated deficit of $3.7 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009.  During 2008, MatlinPatterson exchanged $21.6 million principal amount of the Convertible Notes for a warrant to purchase shares of Series B Preferred Stock at a common stock equivalent exercise price of $4.10 per share.  In connection with the exchange, we derecognized $7.6 million of unamortized discount of the Convertible Notes, which was reflected in the $31.8 million adjustment to additional paid-in capital recorded upon adoption on January 1, 2009.  During 2009, we repurchased at a discount $32.8 million principal amount of the Convertible Notes in exchange for an aggregate of 7.6 million shares of our common stock.  In connection with the exchange, we derecognized $9.3 million of unamortized discount of the Convertible Notes.  The remaining balance of the Convertible Notes will be accreted to its redemption value, approximately $45.6 million, over the remaining term of these notes.  The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $11.8 million and $25.5 million at December 31, 2009 and December 31, 2008, respectively.  In addition, approximately $2.5 million and $4.6 million of interest related to amortization of the discount was capitalized to inventories, and $2.0 million and $0.4 million was expensed directly to interest expense during 2009 and 2008, respectively.  Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 2.q. “Capitalization of Interest” of the accompanying consolidated financial statements).

On January 1, 2009, we adopted certain provisions of ASC Topic 260, Earnings per Share (“ASC 260”), which provide that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and require that they be included in the computation of earnings per share. These new provisions of ASC 260 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and require retrospective application. During the year ended December 31, 2009, we had no unvested share-based payment awards outstanding. In addition, during the years ended December 2008 and 2007, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of these new provisions of ASC 260 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB updated certain provisions of ASC Topic 825, Financial Instruments (“ASC 825”) and ASC Topic 270, Interim Reporting (“ASC 270”).  These new provisions require that the fair value disclosures required for all financial instruments within the scope of ASC 825 be included in interim financial statements. ASC 825 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  These new provisions of ASC 825 are effective for interim periods ending after June 15, 2009.  The adoption of ASC 825 did not have a material impact on our consolidated financial statements (please see Note 12 “Disclosures about Fair Value” of the accompanying consolidated financial statements).

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for interim periods ending after June 15, 2009.  Pursuant to ASC 855 we have evaluated subsequent events through the date that the consolidated financial statements were issued for the year ended December 31, 2009.

In June 2009, the FASB updated ASC Topic 810, Consolidation (“ASC 810”) to among other things, (i) define the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE, (ii) require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, and (iii) add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance.  We do not expect the adoption of the updated provisions of ASC 810 to have a material impact on our consolidated financial statements.  However, upon adoption on January 1, 2010, we expect to derecognize approximately $5.4 million of inventories not owned related to option contracts, $1.9 million of liabilities from inventories not owned, and $3.5 million of noncontrolling interests related to three VIE’s consolidated as of December 31, 2009 since we do not have power to direct the activities of the VIE that most significantly impact the entity’s economic performance.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	the alignment of our overhead structure with current delivery levels and our speculative starts with sales;
•	our belief that our restructuring activities are substantially complete and the amount of savings that will result from such restructuring;
•	our efforts to generate cash, reduce real estate inventories and to better align our land supply with the current levels of new housing demand;
•	the potential need for, and magnitude of, unanticipated joint venture expenditures requiring the use of our funds;
•	our ability to obtain reimbursement from our partners for their share of joint venture remargin obligations;
•	the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;
•	our ability to renegotiate, restructure or extend joint venture loans on acceptable terms;
•	a slowdown in demand and a decline in new home orders;

•	housing market conditions and trends in the geographic markets in which we operate;
•	our expectations about sales orders, sales cancellation rates, the value and delivery of our backlog;
•	the likelihood that we will be required to complete lot takedowns on uneconomic terms;
•	the future availability of lot option structures;
•	our ability to obtain surety bonds, the need to provide security to obtain surety bonds, and the impact on our liquidity;
•
the sufficiency of our capital resources and ability to access additional capital, including the sufficiency of unrestricted funds available to satisfy joint venture obligations and make other restricted payments;

•	continuation of our historical leverage trends;
•	our exposure to loss with respect to land under purchase contract and optioned property;
•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;
•	expected performance by derivative counterparties;
•	estimated remaining cost to complete the infrastructure of our projects;
•	future warranty costs;
•	litigation outcomes and related costs;
•	our ability to comply with the covenants contained in our debt instruments;
•	the estimated fair value of our swap agreements;
•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc.;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	our intention to continue to utilize joint venture arrangements;
•	our future marketing plans and strategies;
•	trends relating to forced mortgage loan repurchases;
•	the extent and magnitude of our exposure to defective Chinese drywall;
•	changes to our unrealized tax benefits;
•	the expected equity award forfeiture rates and vesting periods of unrecognized compensation expense;
•	our ability to realize the value of our deferred tax assets; and
•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the risks described in this Annual Report under the heading “Risk Factors.”

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2009.  We do not enter into or hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our Term Loan B through its scheduled maturity date.  The swap agreements have been designated as cash flow hedges and as of December 31, 2009, the estimated fair value of the swap represented a liability of $24.7 million and was included in accrued liabilities in our consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil.  As of December 31, 2009, Standard Pacific Mortgage had approximately $86.8 million in closed mortgage loans held for sale and mortgage loans in process that were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

 The table below details the principal amount and the average interest rates for the mortgage loans held for sale and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of our variable rate debt, which consists of our Senior Term Loan B and our mortgage credit facilities, is based on quoted market prices for the same or similar instruments as of December 31, 2009.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  Our senior notes payable and senior subordinated notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of December 31, 2009.

	Expected Maturity Date
													Estimated
December 31,	2010	2011		2012		2013		2014			Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$41,048	$	―	$	―	$	―	$	―	$	―	$41,048	$41,048
Average interest rate	4.9%		―		―		―		―		―	4.9%
Mortgage loans held for investment	$141		$151		$162		$174		$187		$10,003	$10,818	$10,818
Average interest rate	7.3%		7.3%		7.4%		7.4%		7.4%		7.8%	7.8%

Liabilities:
Fixed rate debt	$58,256		$64,943		$116,117		$121,583		$150,000		$455,000	$965,899	$914,719
Average interest rate	5.3%		6.3%		8.0%		7.8%		6.3%		9.3%	7.9%

Variable rate debt	$40,995	$	―	$	―		$225,000	$	―	$	―	$265,995	$227,745
Average interest rate	4.6%		―		―		7.3%		―		―	6.8%

Off-Balance Sheet Financial Instruments:
Commitments to originate mortgage loans:
Notional amount	$45,774	$	―	$	―	$	―	$	―	$	―	$45,774	$46,481
Average interest rate	4.9%		―		―		―		―		―	4.9%

(1)	Substantially all of the amounts presented in this line item for 2010 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2.x. to the consolidated financial statements, on January 1, 2009 the Company adopted Financial Accounting Standard No. 160, later codified in ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements” and also adopted Staff Position No. APB 14-1, later codified in ASC 470-20, “Debt with Conversion and Other Options.”  All years and periods presented have been reclassified to conform to the adopted accounting standards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
March 5, 2010

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009		2008		2007
		(Dollars in thousands, except per share amounts)

Homebuilding:
Home sale revenues		$1,060,502		$1,521,640	$2,607,824
Land sale revenues		105,895		13,976	281,009
Total revenues		1,166,397		1,535,616	2,888,833
Cost of home sales		(907,058)		(2,107,758)	(2,520,264)
Cost of land sales		(117,517)		(124,786)	(568,539)
Total cost of sales		(1,024,575)		(2,232,544)	(3,088,803)
Gross margin		141,822		(696,928)	(199,970)
Selling, general and administrative expenses		(191,488)		(305,480)	(387,981)
Loss from unconsolidated joint ventures		(4,717)		(151,729)	(190,025)
Interest expense		(47,458)		(10,380)	―
Gain (loss) on early extinguishment of debt		(6,931)		(15,695)	1,087
Other income (expense)		(2,296)		(57,628)	(69,697)
Homebuilding pretax loss		(111,068)		(1,237,840)	(846,586)
Financial Services:
Revenues		13,145		13,587	16,677
Expenses		(11,817)		(13,659)	(16,045)
Income from unconsolidated joint ventures		119		854	1,050
Other income		139		234	611
Financial services pretax income		1,586		1,016	2,293

Loss from continuing operations before income taxes		(109,482)		(1,236,824)	(844,293)
Benefit for income taxes		96,265		5,495	149,003
Loss from continuing operations		(13,217)		(1,231,329)	(695,290)
Loss from discontinued operations, net of income taxes		(569)		(2,286)	(52,540)
Loss from disposal of discontinued operations, net of income taxes		―		―	(19,550)
Net loss		(13,786)		(1,233,615)	(767,380)
Less: Net loss allocated to preferred shareholders		8,371		489,229	―
Net loss available to common stockholders		$(5,415)		$(744,386)	$(767,380)

Basic Loss Per Common Share:
Continuing operations		$(0.06)		$(9.12)	$(9.63)
Discontinued operations		―		(0.02)	(1.00)
Basic loss per common share		$(0.06)		$(9.14)	$(10.63)

Diluted Loss Per Common Share:
Continuing operations		$(0.06)		$(9.12)	$(9.63)
Discontinued operations		―		(0.02)	(1.00)
Diluted loss per common share		$(0.06)		$(9.14)	$(10.63)

Weighted Average Common Shares Outstanding:
Basic		95,623,851		81,439,248	72,157,394
Diluted		95,623,851		81,439,248	72,157,394

Weighted Average If-Converted Preferred Shares Outstanding:		147,812,786		53,523,829	―

Cash dividends per share	$	―	$	―	$0.12

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$587,152	$622,157
Restricted cash	15,070	4,222
Trade and other receivables	12,676	21,008
Inventories:
Owned	986,322	1,262,521
Not owned	11,770	42,742
Investments in unconsolidated joint ventures	40,415	50,468
Deferred income taxes, net	9,431	14,122
Other assets	131,086	145,567
	1,793,922	2,162,807
Financial Services:
Cash and equivalents	8,407	3,681
Restricted cash	3,195	4,295
Mortgage loans held for sale, net	41,048	63,960
Mortgage loans held for investment, net	10,818	11,736
Other assets	3,621	4,792
	67,089	88,464
Assets of discontinued operations	―	1,217
Total Assets	$1,861,011	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,702	$40,225
Accrued liabilities	196,135	216,418
Liabilities from inventories not owned	3,713	24,929
Revolving credit facility	―	47,500
Secured project debt and other notes payable	59,531	111,214
Senior notes payable	993,018	1,204,501
Senior subordinated notes payable	104,177	123,222
	1,379,276	1,768,009
Financial Services:
Accounts payable and other liabilities	1,436	3,657
Mortgage credit facilities	40,995	63,655
	42,431	67,312
Liabilities of discontinued operations	―	1,331
Total Liabilities	1,421,707	1,836,652

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829
issued and outstanding at December 31, 2009 and 2008, respectively	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized;105,293,180 and
100,624,350 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,053	1,006
Additional paid-in capital	1,030,664	996,492
Accumulated deficit	(580,628)	(566,842)
Accumulated other comprehensive loss, net of tax	(15,296)	(22,720)
Total Stockholders' Equity	435,798	407,941
Noncontrolling interest	3,506	7,895
Total Equity	439,304	415,836
Total Liabilities and Equity	$1,861,011	$2,252,488

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2007, 2008 and 2009	Number of Preferred Shares	Preferred Stock		Number of Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(Dollars in thousands, except per share amounts)

Balance, December 31, 2006	―	$	―	64,422,548	$644	$323,099	$1,446,043	$(5,416)	$1,764,370	$69,287	$1,833,657
ASC Topic 740 adoption (FIN 48)	―		―	―	―	―	(4,112)	―	(4,112)	―	(4,112)
Net loss	―		―	―	―	―	(767,380)	―	(767,380)	―	(767,380)
Change in fair value of interest rate swaps,
net of tax	―		―	―	―	―	―	(7,267)	(7,267)	―	(7,267)
Comprehensive loss									(774,647)	―	(774,647)
Stock issuances under employee plans,
including income tax benefits	―		―	533,231	5	5,373	―	―	5,378	―	5,378
Issuance of common stock under share
lending facility	―		―	7,839,809	79	―	―	―	79	―	79
Convertible Note issuance (Note 2.x.)	―		―	―	―	39,395	―	―	39,395	―	39,395
Repurchase of and retirement of common
stock, net of expenses	―		―	(105,993)	(1)	(2,900)	―	―	(2,901)	―	(2,901)
Cash dividends declared ($0.12 per share)	―		―	―	―	―	(7,778)	―	(7,778)	―	(7,778)
Senior subordinated convertible notes
hedge payments, net of taxes	―		―	―	―	(5,655)	―	―	(5,655)	―	(5,655)
Amortization of stock-based compensation	―		―	―	―	20,150	―	―	20,150	―	20,150
Change in noncontrolling interest
attributable to lot option contracts	―		―	―	―	―	―	―	―	(31,086)	(31,086)
Balance, December 31, 2007	―		―	72,689,595	727	379,462	666,773	(12,683)	1,034,279	38,201	1,072,480
Net loss	―		―	―	―	―	(1,233,615)	―	(1,233,615)	―	(1,233,615)
Change in fair value of interest rate swaps,
net of tax	―		―	―	―	―	―	(10,037)	(10,037)	―	(10,037)
Comprehensive loss									(1,243,652)	―	(1,243,652)
Issuance of Preferred Stock, net of
issuance costs	450,829		5	―	―	410,844	―	―	410,849	―	410,849
Issuance of Warrant, net of issuance costs	―		―	―	―	131,759	―	―	131,759	―	131,759
Convertible Note exchanged for
Warrant (Note 2.x.)	―		―	―	―	(7,633)	―	―	(7,633)	―	(7,633)
Issuance of common shares in connection
with rights offering, net of issuance costs	―		―	27,187,137	272	78,160	―	―	78,432	―	78,432
Stock issuances under employee plans,
including income tax benefits	―		―	963,149	9	(6,486)	―	―	(6,477)	―	(6,477)
Repurchase of and retirement of common
stock, net of expenses	―		―	(215,531)	(2)	(724)	―	―	(726)	―	(726)
Amortization of stock-based compensation	―		―	―	―	11,110	―	―	11,110	―	11,110
Change in noncontrolling interest
attributable to lot option contracts	―		―	―	―	―	―	―	―	(30,306)	(30,306)
Balance, December 31, 2008	450,829		5	100,624,350	1,006	996,492	(566,842)	(22,720)	407,941	7,895	415,836
Net loss	―		―	―	―	―	(13,786)	―	(13,786)	―	(13,786)
Change in fair value of interest rate swaps,
net of tax	―		―	―	―	―	―	7,424	7,424	―	7,424
Comprehensive loss									(6,362)	―	(6,362)
Issuance of common stock in connection
with debt for equity exchange	―		―	7,640,463	76	24,455	―	―	24,531	―	24,531
Stock issuances under employee plans,
including income tax benefits	―		―	948,272	10	929	―	―	939	―	939
Common stock returned under share lending
facility	―		―	(3,919,905)	(39)	39	―	―	―	―	―
Amortization of stock-based compensation	―		―	―	―	8,749	―	―	8,749	―	8,749
Change in noncontrolling interest
attributable to lot option contracts	―		―	―	―	―	―	―	―	(4,389)	(4,389)
Balance, December 31, 2009	450,829		$5	105,293,180	$1,053	$1,030,664	$(580,628)	$(15,296)	$435,798	$3,506	$439,304

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(13,217)	$(1,231,329)	$(695,290)
Income (loss) from discontinued operations, net of income taxes	(569)	(2,286)	(52,540)
Loss from disposal of discontinued operations, net of income taxes	―	―	(19,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Loss from unconsolidated joint ventures	4,598	150,875	198,674
Cash distributions of income from unconsolidated joint ventures	3,465	1,975	16,717
Depreciation and amortization	3,516	6,634	8,396
Loss on disposal of property and equipment	2,611	2,792	1,439
(Gain) loss on early extinguishment of debt	6,931	15,695	(1,087)
Amortization of stock-based compensation	12,864	11,110	20,150
Excess tax benefits from share-based payment arrangements	(297)	―	(1,498)
Deferred income taxes	(45,133)	(343,754)	(135,741)
Deferred tax asset valuation allowance	(51,429)	473,627	180,480
Inventory impairment charges and write-offs of deposits and capitalized
preacquisition costs	62,940	968,743	815,145
Goodwill impairment charges	―	35,522	65,754
Changes in cash and equivalents due to:
Trade and other receivables	8,440	6,408	45,083
Mortgage loans held for sale	24,718	91,380	99,618
Inventories - owned	326,062	34,567	399,432
Inventories - not owned	(2,805)	1,049	10,449
Other assets	118,265	142,834	(245,723)
Accounts payable	(18,554)	(57,949)	(13,105)
Accrued liabilities	(22,576)	(44,742)	(41,245)
Net cash provided by (used in) operating activities	419,830	263,151	655,558

Cash Flows From Investing Activities:
Proceeds from disposition of discontinued operations	―	―	40,850
Investments in unconsolidated homebuilding joint ventures	(28,600)	(113,493)	(329,258)
Distributions from unconsolidated homebuilding joint ventures	3,524	104,164	115,412
Other investing activities	(2,225)	(2,250)	(24,819)

Net cash provided by (used in) investing activities	(27,301)	(11,579)	(197,815)

Cash Flows From Financing Activities:
Change in restricted cash	(9,748)	(8,517)	―
Net proceeds from (payments on) revolving credit facility	(47,500)	(42,500)	(199,500)
Principal payments on secured project debt and other notes payable	(125,984)	(20,318)	(8,512)
Redemption of senior notes payable	(466,689)	(167,375)	(46,235)
Proceeds from the issuance of senior subordinated convertible notes	―	―	100,000
Proceeds from the issuance of senior notes payable	257,592	―	―
Payment of debt issuance costs	(8,764)	―	(3,000)
Purchase of senior subordinated convertible note hedge	―	―	(9,120)
Net proceeds from (payments on) mortgage credit facilities	(22,660)	(100,517)	(86,735)
Excess tax benefits from share-based payment arrangements	297	―	1,555
Dividends paid	―	―	(7,778)
Repurchases of common stock	―	(726)	(2,901)
Net proceeds from the issuance of preferred stock and the issuance of warrant	―	404,233	―
Net proceeds from the issuance of common stock	―	78,432	79
Proceeds from the exercise of stock options	641	―	3,862
Net cash provided (used in) by financing activities	(422,815)	142,712	(258,285)

Net increase (decrease) in cash and equivalents	(30,286)	394,284	199,458
Cash and equivalents at beginning of year	625,845	231,561	32,103
Cash and equivalents at end of year	$595,559	$625,845	$231,561

Cash and equivalents at end of year	$595,559	$625,845	$231,561
Homebuilding restricted cash at end of year	15,070	4,222	―
Financial services restricted cash at end of year	3,195	4,295	―
Cash and equivalents and restricted cash at end of year	$613,824	$634,362	$231,561

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

We operate as a geographically diversified builder of single-family attached and detached homes for use as primary residences with operations in the major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada.  We also provide mortgage financing services to our homebuyers through our mortgage banking subsidiary and title examination services to our Texas homebuyers through our title services subsidiary.  Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries.

Our percentage of home deliveries by state (including deliveries by unconsolidated joint ventures) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
State	2009	2008	2007
California	41%	38%	33%
Florida	22	18	16
Arizona	8	11	13
Texas	12	13	12
Carolinas	12	11	12
Colorado	4	5	5
Nevada	1	1	1
Discontinued operations	―	3	8
Total	100%	100%	100%

We generate a significant amount of our revenues and profits and losses in California.  In addition, a significant portion of our business, revenues and profits and losses outside of California are concentrated in Florida.

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

c. Segment Reporting

ASC Topic 280, Segment Reporting (“ASC 280”) established standards for the manner in which public enterprises report information about operating segments.  In accordance with ASC 280, we have determined that each of our homebuilding operating divisions and our financial services operations (consisting of our mortgage financing and title operations) are our operating segments.  Corporate is a non-operating segment.  In accordance with the aggregation criteria defined in ASC 280, we have grouped our homebuilding operations into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida  and the Carolinas.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, our homebuilding operating divisions also share all other relevant aggregation characteristics prescribed in ASC 280, such as similar product types, production processes and methods of distribution.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d. Business Combinations

Acquisitions of businesses were accounted for under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”).  Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed was recorded as goodwill. Our reported income from an acquired company includes the operations of the acquired company from the effective date of acquisition.

e. Variable Interest Entities

We account for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”).  Under ASC 810, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack the direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights.  If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that is deemed to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE.  Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as described in ASC 810.

f. Limited Partnerships and Limited Liability Companies

We analyze our homebuilding and land development joint ventures under the provisions of ASC 810 (as discussed above) when determining whether the entity should be consolidated. In accordance with the provisions of ASC 810, limited partnerships or similar entities, such as limited liability companies, must be further evaluated under the presumption that the general partner, or the managing member in the case of a limited liability company, is deemed to have a controlling interest and therefore must consolidate the entity unless the limited partners or non-managing members have: (1) the ability, either by a single limited partner or through a simple majority vote, to dissolve or liquidate the entity, or kick-out the managing member/general partner without cause, or (2) substantive participatory rights that are exercised in the ordinary course of business. Under the provisions of ASC 810, we may be required to consolidate certain investments in which we hold a general partner or managing member interest.  As of December 31, 2009 and 2008, we did not have any joint ventures consolidated in our balance sheets as a result of applying the provisions of ASC 810.

g. Revenue Recognition

In accordance with ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales (“ASC 360-20”), homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer, collection of the purchase price is reasonably assured and we have no other continuing involvement.  In instances where the homebuyer’s financing is originated by our mortgage banking subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by ASC 360-20, the profit on such home sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed and the contractual terms of the applicable early payment default provisions have lapsed.  Total profits that were deferred on such home sales for the years ended December 31, 2009, 2008 and 2007 were approximately $25,000, $3.6 million and $18.8 million, respectively.

Generally our policy is to sell all mortgage loans originated.  These sales generally occur within 30 days of origination. Mortgage loan interest is accrued only so long as it is deemed collectible.  For the year ended December 31, 2007 and for the ten months ended October 31, 2008, we recognized loan origination fees and expenses and gains and losses on loans when the related mortgage loans were sold. Effective November 1, 2008, we implemented the requirements of ASC Topic 825, Financial Instruments (“ASC 825”).  Under ASC 825, we recognize loan origination fees and expenses upon origination of the loans by us.  The adoption of ASC 825 did not have a material impact on our financial condition or results of operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Warranty accrual, beginning of the year	$19,998	$30,790	$32,384
Warranty costs accrued during the year	5,931	10,512	14,195
Warranty costs paid during the year	(4,232)	(9,215)	(12,427)
Adjustments to warranty accrual during the year	909	(12,089)	(3,362)
Warranty accrual, end of the year	$22,606	$19,998	$30,790

j. Restructuring Costs

Our operations have been impacted by the weak housing demand in substantially all of our markets.  As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  Our restructuring activities are substantially complete as of December 31, 2009.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Below is a summary of restructuring charges (including financial services) incurred during the years ended December 31, 2009 and 2008 and the cumulative amount incurred from January 1, 2008 through December 31, 2009:

	Year Ended December 31,
	2009	2008	Total
	(Dollars in thousands)

Employee severance costs	$14,844	$14,066	$28,910
Lease termination and other exit costs	5,480	7,937	13,417
Property and equipment disposals	2,048	2,290	4,338
	$22,372	$24,293	$46,665

During the years ended December 31, 2009 and 2008, employee severance costs of $13.7 million and $11.3 million, respectively, were included in homebuilding selling, general and administrative expenses and $0.9 and $2.7 million, respectively, were included in homebuilding cost of sales, while lease termination and other exit costs were included in homebuilding selling, general and administrative expenses and property and equipment disposals were included in homebuilding other income (expense) in the accompanying consolidated statements of operations.  Additionally, during the

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years ended December 31, 2009 and 2008, our financial services subsidiary incurred employee severance costs of $0.2 million and $0.1 million, respectively.

Our restructuring accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Year Ended December 31, 2009
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals		Total
	(Dollars in thousands)

Restructuring accrual, beginning of the year	$4,917	$6,045	$	―	$10,962
Restructuring costs accrued and other adjustments during the year	14,844	5,480		2,048	22,372
Restructuring costs paid during the year	(18,344)	(5,715)		―	(24,059)
Non-cash settlements	―	―		(2,048)	(2,048)
Restructuring accrual, end of the year	$1,417	$5,810	$	―	$7,227

	Year Ended December 31, 2008
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals		Total
	(Dollars in thousands)

Restructuring accrual, beginning of the year	$ ―	$1,164	$	―	$1,164
Restructuring costs accrued and other adjustments during the year	14,066	7,937		2,290	24,293
Restructuring costs paid during the year	(9,149)	(3,056)		―	(12,205)
Non-cash settlements	―	―		(2,290)	(2,290)
Restructuring accrual, end of the year	$4,917	$6,045	$	―	$10,962
k. Earnings (Loss) Per Common Share

We compute earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires the presentation of both basic and diluted earnings (loss) per common share for financial statement purposes. Basic earnings (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), is classified as a convertible participating security in accordance with ASC 260, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net loss allocated to the holders of our Series B Preferred Stock is calculated based on the preferred shareholder’s proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of the potential dilutive common shares outstanding, including convertible debt and convertible preferred stock using the if-converted method, and stock options using the treasury stock method.  Diluted loss per common share for the years ended December 31, 2009, 2008 and 2007 excluded potential common shares outstanding because the effect of their inclusion would be anti-dilutive.

l. Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m. Cash and Equivalents and Restricted Cash

For purposes of the consolidated statements of cash flows, cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2009, restricted cash $18.3 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to one of our financial services subsidiary mortgage credit facilities ($15.1 million of homebuilding cash and $3.2 million of financial services cash).

n. Mortgage Loans Held for Sale

Prior to November 1, 2008, mortgage loans held for sale were reported at the lower of cost or market on an aggregate basis. For loans that were effectively hedged as fair value hedges, the loans were recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  In connection with the adoption of ASC 825 as discussed further in Note 2.g., mortgage loans held for sale are recorded at fair value and loan origination and related costs are no longer deferred and are recognized upon the loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase loans or indemnify investors for losses from borrower defaults if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  During the years ended December 31, 2009, 2008 and 2007, we recorded loan loss reserves related to loans sold of $2.8 million, $0.5 million and $1.0 million, respectively.  As of December 31, 2009 and 2008, we had repurchase reserves related to loans sold of $1.4 million and $0.9 million, respectively.

o. Mortgage Loans Held for Investment

Mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  During the years ended December 31, 2009, 2008 and 2007, we recorded loan loss reserves related to loans held for investment of $1.8 million, $2.6 million and $1.2 million, respectively.  As of December 31, 2009 and 2008, we had allowances for loan losses for loans held for investment of $4.1 million and $2.7 million, respectively.

p. Inventories

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

We assess the recoverability of real estate inventories in accordance with the provisions of ASC 360, Property, Plant, and Equipment ("ASC 360").  ASC 360 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset.  ASC 360 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory not owned represents the fair value of land under option agreements consolidated pursuant to ASC 810. ASC 810 requires us to consolidate the financial results of a variable interest entity (“VIE”) if the Company is the primary beneficiary of the VIE (please see Notes 2.e. and 4.b. for further discussion).

q. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent inventory of projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the years ended December 31, 2009 and 2008, we expensed $47.5 million and $10.4 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.  All interest costs incurred during the first six months of 2008 and all of 2007 were capitalized to inventories and to investments in unconsolidated joint ventures as our qualified inventory and investments in unconsolidated joint ventures exceeded our debt.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense (including discontinued operations), for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Total interest incurred	$107,976	$135,693		$138,553
Less: Interest capitalized to inventories owned	(57,338)	(115,107)		(124,259)
Less: Interest capitalized to investments in unconsolidated joint ventures	(3,180)	(10,206)		(14,294)
Interest expense	$47,458	$10,380	$	―

Interest previously capitalized to inventories owned, included in home cost of sales	$67,522	$83,053		$98,497
Interest previously capitalized to inventories owned, included in land cost of sales	$19,313	$1,019		$32,792
Interest previously capitalized to investments in unconsolidated joint
ventures, included in loss from unconsolidated joint ventures	$5,680	$4,438		$8,138
Interest capitalized in ending inventories owned (1)	$141,463	$169,431		$127,335
Interest capitalized as a percentage of inventories owned	14.3%	13.4%		6.2%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$1,939	$5,968		$11,261
Interest capitalized as a percentage of investments in unconsolidated joint ventures	4.8%	11.8%		3.8%

(1)
During the years ended December 31, 2009, 2008 and 2007, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $1.5 million, $11.1 million and $4.6 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

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

We review inventory projects within our unconsolidated joint ventures for impairments consistent with our real estate inventories described in Note 2.p.  We also review our investments in unconsolidated joint ventures for evidence of an other

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than temporary decline in value.  To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly.

s. Income Taxes

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

ASC 740 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances.  Actual results could differ from estimates.

t. Goodwill

The excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed was capitalized as goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”).  ASC 350 requires that goodwill not be amortized but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit.  As a result of the deteriorating housing market conditions in most of the markets in which we operate and due to changes in our near-term and long-term forecasts and expected returns, we recorded pretax goodwill impairment charges for the years ended December 31, 2008 and 2007 of $35.5 million and $54.3 million, respectively.  These charges were included in other expense in the accompanying consolidated statements of operations.  After recording these charges, we did not have any goodwill remaining as of December 31, 2008.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

v. Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in accumulated other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether the derivatives qualify for hedge accounting treatment.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows.  Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2009, we do not anticipate non-performance by counterparties to our outstanding derivative contracts and in addition, such contracts were not in an asset position.

 In May 2006, we entered into one interest rate swap agreement related to our Term Loan A with a notional amount of $100 million and two interest rate swap agreements related to our Term Loan B with an aggregate notional amount of $250 million that effectively fixed our 3-month LIBOR rates for our term loans through their original maturity dates of May 2011 and May 2013, respectively.  The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in accrued liabilities in our consolidated balance sheets.  To the extent the swaps are deemed effective and qualify for hedge accounting treatment, the related gain or loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss.  During 2007, we repaid $25 million of our Term Loan B which resulted in a portion of the interest rate swap being ineffective, and as a result, we recorded a $0.2 million and $1.7 million loss on early extinguishment of debt related to the Term Loan B during the years ended December 31, 2008 and 2007, respectively.  During 2008, we reduced $25 million notional amounts of the Term Loan B interest rate swaps for payments of approximately $1.9 million.  The reduction in the notional amount of our Term Loan B swap agreements resulted in the interest rate swaps being highly effective and, accordingly, gains or losses are recorded, net of tax, in stockholders’ equity as accumulated other comprehensive income or loss.

In June 2008, we repaid $35 million of our Term Loan A in connection with an amendment to our Term Loan A agreement which also required amortization payments of $2.5 million per quarter resulting in the related interest rate swap being ineffective, and as a result, we recorded a $0.1 million and $3.6 million loss on early extinguishment of debt during the years ended December 31, 2009 and 2008, respectively.  Additionally, in connection with the full repayment and termination of our Term Loan A during the 2009 third quarter, we made a $3.7 million payment to terminate our Term Loan A swap agreement and recorded a $2.2 million loss on early extinguishment of debt, which had been previously included in other comprehensive income or loss.

 The estimated fair value of the swaps at December 31, 2009 and December 31, 2008 represented liabilities of $24.7 million and $38.0 million, respectively, which were included in accrued liabilities in the accompanying consolidated financial statements.  For the years ended December 31, 2009 and 2008, we recorded after-tax other comprehensive income of $7.4 million and other comprehensive loss of $10.0 million, respectively, related to the swap agreements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

w. Accounting for Guarantees

We account for guarantees in accordance with the provisions of ASC Topic 470, Debt (“ASC 470”). Under ASC 470, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 470 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures. As of December 31, 2009, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (please see Note 13 for further discussion).

x. Recent Accounting Pronouncements

On January 1, 2009, we adopted certain provisions of ASC Topic 805, Business Combinations (“ASC 805”).  These provisions expand the application of ASC 805 to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC 805 broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. It also requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. It also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The adoption of these provisions also requires additional disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. Adoption is prospective, and early adoption was not permitted. These new provisions are effective for us for any business combination entered into subsequent to January 1, 2009.  The adoption of these new provisions on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB updated certain provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”).  Under these new provisions, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We adopted the provisions of ASC 815 on January 1, 2009 and have included the required disclosures in Note 2.v. “Derivative Instruments and Hedging Activities” of the accompanying consolidated financial statements.

In May 2008, the FASB updated certain provisions of ASC Topic 470, Debt (“ASC 470”).  These new provisions require bifurcation of a component of convertible debt instruments, classification of that component in stockholder’s equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  These new provisions of ASC 470 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Retroactive application to all periods presented is required.  As a result, we have retroactively applied the standard to our financial statements for all periods presented.  We adopted these new provisions of ASC 470 as of January 1, 2009 and the adoption impacted the historical accounting for our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in an increase to additional paid-in capital of $31.8 million with an offset to accumulated deficit of $3.7 million, inventories owned of $2.6 million and senior subordinated notes payable of $25.5 million as of January 1, 2009.  During 2008, MatlinPatterson exchanged $21.6 million principal amount of the Convertible Notes for a warrant to purchase shares of Series B Preferred Stock at a common stock equivalent exercise price of $4.10 per share.  In connection with the exchange, we derecognized $7.6 million of unamortized discount of the Convertible Notes, which was reflected in the $31.8 million adjustment to additional paid-in capital recorded upon adoption on January 1, 2009.  During 2009, we repurchased at a discount $32.8 million principal amount of the Convertible Notes in exchange for an aggregate of 7.6 million shares of our common stock.  In connection with the exchange, we derecognized $9.3 million of unamortized discount of the Convertible Notes.  The remaining balance of the Convertible

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes will be accreted to its redemption value, approximately $45.6 million, over the remaining term of these notes.  The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $11.8 million and $25.5 million at December 31, 2009 and December 31, 2008, respectively.  In addition, approximately $2.5 million and $4.6 million of interest related to amortization of this discount was capitalized to inventories, and $2.0 million and $0.4 million was expensed directly to interest expense during 2009 and 2008, respectively.  Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 2.q.“Capitalization of Interest” of the accompanying consolidated financial statements).

On January 1, 2009, we adopted certain provisions of ASC Topic 260, Earnings per Share (“ASC 260”), which provide that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and require that they be included in the computation of earnings per share. These new provisions of ASC 260 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and require retrospective application. During the year ended December 31, 2009, we had no unvested share-based payment awards outstanding. In addition, during the years ended December 31, 2008 and 2007, the holders of any unvested share-based payment awards were not required to participate in losses of the Company. The adoption of these new provisions of ASC 260 on January 1, 2009 did not have an impact on our results of operations, financial position or earnings per share.

In April 2009, the FASB updated certain provisions of ASC Topic 825, Financial Instruments (“ASC 825”) and ASC Topic 270, Interim Reporting (“ASC 270”).  These new provisions require that the fair value disclosures required for all financial instruments within the scope of ASC 825 be included in interim financial statements. ASC 825 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  These new provisions of ASC 825 are effective for interim periods ending after June 15, 2009.  The adoption of ASC 825 did not have a material impact on our consolidated financial statements (please see Note 12 “Disclosures about Fair Value” of the accompanying consolidated financial statements).

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim periods ending after June 15, 2009.  Pursuant to ASC 855 we have evaluated subsequent events through the date that the consolidated financial statements were issued for the year ended December 31, 2009.

In June 2009, the FASB updated ASC Topic 810, Consolidation (“ASC 810”) to among other things, (i) define the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE, (ii) require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, and (iii) add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance.  We do not expect the adoption of the updated provisions of ASC 810 to have a material impact on our consolidated financial statements.  However, upon adoption on January 1, 2010, we expect to derecognize approximately $5.4 million of inventories not owned related to lot option contracts, $1.9 million of liabilities from inventories not owned, and $3.5 million of noncontrolling interests related to three VIE’s consolidated as of December 31, 2009 since we do not have power to direct the activities of the VIE that most significantly impact the entity’s economic performance.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently in the process of determining the impact of adopting these new provisions of ASC 470 on our financial condition and results of operations.

y. Reclassifications

Certain items in prior year financial statements have been reclassified to conform with current year presentation.

3. Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations construct and sell single-family attached and detached homes. In accordance with the aggregation criteria defined in ASC 280, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics, such as similar product types, production processes and methods of distribution.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and  risk management, litigation, and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to the homebuilding operating divisions based on their respective percentage of revenues.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Homebuilding revenues:
California	$665,414	$796,737		$1,484,047
Southwest (1)	238,249	416,749		793,455
Southeast	262,734	322,130		611,331
Total homebuilding revenues	$1,166,397	$1,535,616		$2,888,833

Homebuilding pretax income (loss):
California	$(16,817)	$(724,047)		$(524,913)
Southwest (1)	(28,950)	(257,031)		(165,714)
Southeast	(30,880)	(222,586)		(150,829)
Corporate	(34,421)	(34,176)		(5,130)
Total homebuilding pretax income (loss)	$(111,068)	$(1,237,840)		$(846,586)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$6,727	$(96,005)		$(150,057)
Southwest (1)	(11,487)	(46,116)		(35,271)
Southeast	43	(9,608)		(4,697)
Total homebuilding income (loss) from unconsolidated joint ventures	$(4,717)	$(151,729)		$(190,025)

Restructuring charges:
California	$2,167	$10,511	$	―
Southwest (1)	2,172	2,394		―
Southeast	5,052	2,570		―
Corporate	12,750	8,691		―
Total restructuring charges	$22,141	$24,166	$	―

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Homebuilding pretax income (loss) includes the following pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Year Ended December 31, 2009
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$ ―	$1,298	$1,192	$2,490
Inventory impairments	43,313	6,987	10,150	60,450
Joint venture impairments	―	8,141	―	8,141
Total impairments and write-offs	$43,313	$16,426	$11,342	$71,081

	Year Ended December 31, 2008
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$14,950	$5,463	$5,236	$25,649
Inventory impairments	578,057	192,929	172,108	943,094
Joint venture impairments	95,192	45,818	8,255	149,265
Goodwill impairments	2,691	8,667	24,164	35,522
Total impairments and write-offs	$690,890	$252,877	$209,763	$1,153,530

	Year Ended December 31, 2007
	California	Southwest (1)	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$8,674	$6,919	$6,946	$22,539
Inventory impairments	406,318	168,491	130,611	705,420
Joint venture impairments	162,998	35,665	3,646	202,309
Goodwill impairments	―	―	54,324	54,324
Total impairments and write-offs	$577,990	$211,075	$195,527	$984,592

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Homebuilding assets:
California	$671,887	$810,619
Southwest (1)	210,058	299,039
Southeast	181,931	275,893
Corporate	730,046	777,256
Total homebuilding assets	$1,793,922	$2,162,807

Homebuilding investments in unconsolidated joint ventures:
California	$36,793	$39,879
Southwest (1)	2,762	10,073
Southeast	860	516
Total homebuilding investments in unconsolidated joint ventures	$40,415	$50,468

(1)	Excludes our Tucson and San Antonio divisions, which are classified as discontinued operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

a. Inventories Owned

Inventories from continuing operations consisted of the following at:

	December 31, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$335,528	$125,823	$103,165	$564,516
Homes completed and under construction	207,719	57,641	50,963	316,323
Model homes	75,089	12,815	17,579	105,483
Total inventories owned	$618,336	$196,279	$171,707	$986,322

	December 31, 2008
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$356,854	$135,661	$136,581	$629,096
Homes completed and under construction	310,603	96,697	94,180	501,480
Model homes	79,384	23,864	28,697	131,945
Total inventories owned	$746,841	$256,222	$259,458	$1,262,521

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the years ended December 31, 2009, 2008 and 2007, were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range.  The following table summarizes inventory impairments recorded during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$46,063	$827,611	$414,244
Land held for sale or sold	14,387	115,483	291,176
Total inventory impairments	$60,450	$943,094	$705,420

Remaining carrying value of inventory impaired at year end	$73,844	$847,655	$736,663
Number of projects impaired during the year	27	184	132
Total number of projects included in inventories-owned and reviewed for impairment during the year (1)	262	326	390

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2009	2008
	(Dollars in thousands)

Land purchase and lot option deposits	$4,543	$9,910
Variable interest entities, net of deposits	5,414	7,903
Other lot option contracts, net of deposits	1,813	24,929
Total inventories not owned	$11,770	$42,742

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

At December 31, 2009 and 2008, we consolidated three and two VIEs, respectively, as a result of our options to purchase land or lots from the selling entities.  We made cash deposits or issued letters of credit to these VIEs totaling approximately $0.7 million and $1.5 million as of December 31, 2009 and 2008, respectively, of which the cash deposits are included in land purchase and lot option deposits in the table above.  Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option.  We consolidated these VIEs because we were considered the primary beneficiary in accordance with ASC 810.  As a result, included in our consolidated balance sheets at December 31, 2009 and 2008 were inventories not owned related to these VIEs of approximately $6.1 million and $8.9 million (which includes $0.7 million and $1.0 million in deposits, exclusive of outstanding letters of credit), liabilities from inventories not owned of approximately $1.9 million and $0, respectively, and noncontrolling interests of approximately $3.5 million and $7.9 million, respectively.  These amounts were recorded based on each VIE’s estimated fair value upon consolidation.  Creditors of these VIEs, if any, have no recourse against us.

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

5. Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	December 31,
	2009	2008
	(Dollars in thousands)

Income tax receivables	$103,219	$115,650
Property and equipment, net	4,827	8,939
Deferred debt issuance costs	12,389	12,175
Prepaid insurance	2,692	4,575
Other assets	7,959	4,228
Total homebuilding other assets	$131,086	$145,567

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations related to our unconsolidated land development and homebuilding joint ventures accounted for under the equity method:

	Year December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues	$69,900	$153,664	$412,630
Cost of sales and expenses	(344,270)	(293,205)	(630,169)
Loss of unconsolidated joint ventures	$(274,370)	$(139,541)	$(217,539)
Loss from unconsolidated joint ventures reflected in the
accompanying consolidated statements of operations	$(4,717)	$(151,729)	$(190,025)

The loss of our unconsolidated joint ventures for the year ended December 31, 2009 was $274.4 million and included $291.0 million of losses from our North Las Vegas joint venture (which recorded an impairment charge of approximately $300 million), offset by $13.8 million of income from our land development joint venture in Southern California and $4.0 million of income from six homebuilding joint ventures.  The $4.7 million loss from unconsolidated joint ventures reflected on the accompanying consolidated statement of operations included $11.4 million in losses related to our North Las Vegas joint venture, which was offset in part by approximately $3.7 million of income from our land development joint venture in Southern California and $2.9 million in income from the delivery of 112 homes from six joint ventures.  We did not record the full amount of our share of losses of our North Las Vegas joint venture as this joint venture has non-recourse debt and we have no further obligation to fund such joint venture or record losses in excess of our total amount invested.  Loss from unconsolidated joint ventures for the years ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.

The table set forth below summarizes the impairments we recorded against our investment in unconsolidated joint ventures during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008	2007
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$	―	$64,379	$103,518
Land development joint ventures		8,141	84,886	98,791
Total joint venture impairments		$8,141	$149,265	$202,309

Number of projects impaired during the year		1	20	30
Total number of projects included in unconsolidated joint
ventures and reviewed for impairment during the year (1)		13	39	74

(1)
Represents the peak number of real estate projects that we had outstanding during each respective year.  The number of projects outstanding at the end of each year is less than the number of projects listed herein.  In addition, certain unconsolidated joint ventures have multiple real estate projects.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table set forth below summarizes the combined balance sheets related to our unconsolidated land development and homebuilding joint ventures:

	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Cash	$26,382	$48,566
Inventories	351,267	843,419
Other assets	5,433	4,874
Total assets	$383,082	$896,859

Liabilities and Equity:
Accounts payable and accrued liabilities	$105,431	$102,218
Recourse debt	38,835	173,894
Non-recourse debt	178,373	247,954
Standard Pacific equity	14,160	106,872
Other Members' equity	46,283	265,921
Total liabilities and equity	$383,082	$896,859

Investment in unconsolidated joint ventures reflected in the accompanying consolidated balance sheets	$40,415	$50,468

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above because of differences between asset impairments recorded against our joint venture investments and impairments recorded by the applicable joint venture.  Our net investment also included approximately $1.9 million and $6.0 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2009 and 2008, respectively.

The $26.3 million difference between our share of equity in our unconsolidated joint ventures reflected in the table above and our net investment reflected in the accompanying balance sheets as of December 31 2009, relates primarily to our investment in our North Las Vegas joint venture.  As a result of the inventory impairment charges recorded by this joint venture during the year ended December 31, 2009, we impaired the remaining portion of our investment in such joint venture to $0.  However, the Standard Pacific equity related to this joint venture reflected in the table above was further reduced to negative $29.4 million and since we have no further obligation to fund this deficit amount, we have not recorded this negative capital balance in our investment in unconsolidated joint venture account.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects.  During the years ended December 31, 2009, 2008 and 2007, we recognized management fees of approximately $1.9 million, $0.6 million and $5.7 million, respectively.  Management fees were recorded as a reduction of our general and administrative and construction overhead costs.  As of December 31, 2009 and 2008, we had approximately $358,000 from two joint ventures and $283,000 from one joint venture, respectively, in management fees receivable which were included in trade and other receivables in the accompanying consolidated balance sheets.

During the year ended December 31, 2009, we purchased and unwound three Southern California joint ventures.  In connection with these transactions, we assumed $77.3 million of joint venture indebtedness during 2009.  During the year ended December 31, 2008, we purchased and unwound four Southern California joint ventures, accelerated the takedown of substantially all of the lots from two Southern California joint ventures, one Northern California joint venture and one Arizona joint venture and exited two other Northern California joint ventures.  In connection with these transactions, we assumed $115.3 million of joint venture indebtedness during 2008.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Homebuilding Indebtedness

a. Revolving Credit Facility and Term Loans

During 2009 we repaid in full and terminated our Term Loan A credit facility.  We also repaid in full the revolving loan portion of our revolving credit facility and elected to reduce the letter of credit commitment under the facility to $5 million.  As of December 31, 2009, we had $4.1 million in cash collateralized letters of credit outstanding under the revolving credit facility.   During the third quarter of 2009, our $225 million Term Loan B credit facility was amended to, among other things, eliminate most negative covenants and to eliminate the liquidity test requiring the Company to maintain either a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred or a minimum interest reserve.  This liquidity test was replaced with a new financial covenant requiring the Company to either (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Term Loan B and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Term Loan B.  As of December 31, 2009, we were in compliance with each of these three ratios.

The following summarizes the borrowings outstanding under our revolving credit facility and bank term loans during the years ended December 31:

	2009	2008	2007
	(Dollars in thousands)
Maximum month end borrowings outstanding during the year	$330,000	$415,000	$773,500
Average outstanding balance during the year	$268,226	$371,667	$623,350
Weighted average interest rate for the year	7.6%	7.5	6.8%
Weighted average interest rate on borrowings outstanding at year end	7.3%	8.0%	7.2%

b. Senior Notes Payable

Senior notes payable consist of the following at:

	December 31,
	2009		2008
	(Dollars in thousands)
5⅛% Senior Notes due April 2009	$	―	$124,550
6½% Senior Notes due August 2010		15,049	173,000
6⅞% Senior Notes due May 2011		48,619	175,000
7¾% Senior Notes due March 2013, net of discount		121,149	124,451
6¼% Senior Notes due April 2014		150,000	150,000
7% Senior Notes due August 2015		175,000	175,000
10¾% Senior Notes due September 2016, net of discount		258,201	―
Term Loan A due December 2009		―	57,500
Term Loan B due May 2013		225,000	225,000

		$993,018	$1,204,501

In March 2003, we issued $125 million of 7¾% Senior Notes due March 15, 2013. These notes were issued at a discount to yield approximately 7.88% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. Interest on these notes is payable on March 15 and September 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, at 103.875% of par, with the call price reducing ratably to par on March 15, 2011.

In May 2003, we issued $175 million of 6⅞% Senior Notes due May 15, 2011. Interest on these notes is due and payable on May 15 and November 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

In March 2004, we issued $150 million of 5⅛% Senior Notes due April 1, 2009 and $150 million of 6¼% Senior Notes due April 1, 2014. These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2005, we issued $175 million of 6½% Senior Notes due August 15, 2010 and $175 million of 7% Senior Notes due August 15, 2015. These notes were issued at par with interest due and payable on February 15 and August 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

In September 2009, a Standard Pacific Corp. subsidiary issued $280 million of 10¾% senior notes due September 15, 2016 (the “2016 Notes”).  We assumed our subsidiary’s obligations under the 2016 Notes in October 2009.  The 2016 Notes rank equally with our existing senior notes.  These notes were issued at a discount to yield approximately 12.50% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets. The $250.6 million net proceeds from the offering were used to repurchase through a tender offer approximately $133.4 million, $122.0 million and $3.4 million in principal amount of senior notes due 2010, 2011 and 2013, respectively.  As a result of the repurchase, we recorded a $3.5 million loss (including the write-off of $0.5 million of unamortized debt issuance costs), which was included in gain (loss) on early extinguishment of debt in the accompanying consolidated financial statements.

During the year ended December 31, 2009, we repurchased at a discount, $24.5 million of our 6½ % Senior Notes due 2010 and $4.4 million of our 6⅞% Senior Notes due 2011 and as a result, recognized a $5.4 million gain which was included in gain (loss) on early extinguishment of debt in the accompanying consolidated financial statements.

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness, including borrowings under our Term Loan B. These senior notes described above and our 9¼% Senior Subordinated Notes further described below, contain covenants which, among other things, impose certain limitations on our ability to (1) incur additional indebtedness, (2) create liens, (3) make restricted payments (including payments of dividends, other distributions, share repurchases, and investments in unrestricted subsidiaries and unconsolidated joint ventures) and (4) sell assets.  Under the limitation on restricted payments, we are also prohibited from making restricted payments, which include investments in and advances to our joint ventures and other unrestricted subsidiaries, if we do not satisfy either the leverage condition or interest coverage condition.  As of December 31, 2009, we were unable to satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  Our unrestricted subsidiaries are not subject to this prohibition.  As of December 31, 2009, we had approximately $408.3 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 20 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

c. Senior Subordinated Notes Payable

Senior subordinated notes payable consisted of the following at:
	December 31,
	2009	2008
	(Dollars in thousands)
6% Senior Subordinated Convertible Notes due October 2012, net of discount	$33,852	$52,963
9¼% Senior Subordinated Notes due April 2012, net of discount	70,325	70,259
	$104,177	$123,222

On April 15, 2002, we issued $150 million of 9¼% Senior Subordinated Notes due April 15, 2012. These notes were issued at a discount to yield approximately 9.38% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets and are unsecured obligations that are junior to our senior indebtedness. Interest on these notes is payable on April 15 and October 15 of each year until maturity. We will, under certain circumstances, be obligated to make an offer to purchase all or a portion of these notes in the event of certain asset sales.

On September 28, 2007, we issued $100 million of 6% senior subordinated convertible notes (the “Convertible Notes”) due October 1, 2012.  In connection with this offering, we also entered into a convertible note hedge transaction designed to

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reduce equity dilution associated with the potential conversion of the Convertible Notes to our common stock.  The conversion rate applicable to our Convertible Notes due 2012 is 119.5312 shares of our common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of $8.37), and is subject to adjustments as provided in the indenture governing the Convertible Notes.

During the year ended December 31, 2009, we entered into three privately negotiated transactions pursuant to which we repurchased at a discount $32.8 million principal amount of our Convertible Notes in exchange for 7.6 million shares of our common stock and as a result, recognized a $1.5 million loss which was included in gain (loss) on early extinguishment of debt in the accompanying consolidated financial statements.  The loss included the write-off of $0.7 million of unamortized debt issuance costs and $0.8 million related to the derecognition of the convertible debt discount that was previously included in stockholders’ equity in accordance with ASC 470.  The Convertible Notes were exchanged at a discount to their par value at an effective common stock issuance price of $4.30 per share.

To facilitate transactions by which investors in the Convertible Notes may hedge their investments in such Convertible Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Convertible Notes offering, under which we agreed to loan to the share borrower up to approximately 7.8 million shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Convertible Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances.  During the 2009 third quarter, 3.9 million of the shares issued under the share lending facility were returned to us, and as of December 31, 2009, 3.9 million of these shares remained outstanding.

d. Secured Project Debt and Other Notes Payable

At December 31, 2009, we had approximately $57.6 million outstanding in secured project debt that was assumed in connection with the unwinding of three joint ventures.  In February 2010, we repaid in full two of the assumed loans for approximately $32.4 million.  The remaining loan matures on March 31, 2010.  We are actively engaged in discussions with the lender to extend this loan.

In addition, at December 31, 2009, we had approximately $1.9 million outstanding in other notes payable. Our other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

e. Borrowings and Maturities

  Maturities of the Term Loan B, senior and senior subordinated notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2010	$58,256
2011	64,943
2012	116,117
2013	346,583
2014	150,000
Thereafter	455,000
$1,190,899

The weighted average interest rate of our borrowings outstanding under our revolving credit facility, bank term loans, senior and senior subordinated notes payable, secured project debt and other notes payable (excluding indebtedness included in liabilities from inventories not owned) as of December 31, 2009, 2008 and 2007, was 8.1%, 6.8%, and 6.8%, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net income (loss)	$(13,786)	$(1,233,615)	$(767,380)
Unrealized income (loss) on interest rate swaps, net of related income tax effects	7,424	(10,037)	(7,267)
Comprehensive income (loss)	$(6,362)	$(1,243,652)	$(774,647)

9. Loss Per Share

    The following table sets forth the components used in the computation of basic and diluted loss per share.  For the years ended December 31, 2009, 2008 and 2007, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.  Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260 because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Numerator:
Net loss from continuing operations	$(13,217)	$(1,231,329)	$(695,290)
Less: Net loss from continuing operations allocated to preferred shareholders	8,025	488,322	―
Numerator for basic and diluted loss per common share from continuing operations	$(5,192)	$(743,007)	$(695,290)

Net loss from discontinued operations	$(569)	$(2,286)	$(72,090)
Less: Net loss from discontinued operations allocated to preferred shareholders	346	907	―
Numerator for basic and diluted loss per common share from discontinued operations	$(223)	$(1,379)	$(72,090)

Denominator:
Weighted average basic and diluted common shares outstanding	95,623,851	81,439,248	72,157,394

Basic and diluted loss per common share from continuing operations	$(0.06)	$(9.12)	$(9.63)
Basic and diluted loss per common share from discontinued operations	(0.00)	(0.02)	(1.00)
Basic and diluted loss per common share	$(0.06)	$(9.14)	$(10.63)

    On September 3, 2008, we completed our Rights Offering for which each holder of our common stock as of the record date was issued a transferable right to purchase up to such holder’s pro rata share of 50 million shares of our common stock at a per share price of $3.05.  Record date stockholders received one right for every share of common stock on the record date.  Each right entitled the holder to purchase 0.68523554 of a share of common stock.  The market price of our common stock was $4.08 per share on July 23, 2008, which was the last day that our common stock and the rights traded together.  Since the $3.05 per share subscription price of common stock issued under the rights offering was lower than the $4.08 per share market price on July 23, 2008, the rights offering contained a bonus element as defined under ASC 260.  As a result, we retroactively increased the weighted average common shares outstanding used to compute basic earnings (loss) per share by an adjustment factor of approximately 1.1144 for all periods prior to the rights issue.

10. Stockholders’ Equity

   a. Series B Preferred Stock

   At December 31, 2009, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of December 31, 2009, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 58% (or 69%, assuming MatlinPatterson had exercised the Warrant for cash on such date) of the total number of shares of our common stock outstanding on an if-converted basis.

    b. Warrant

At December 31, 2009, MatlinPatterson holds a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which is exercisable for Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock.  The Warrant contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for twenty out of thirty consecutive trading days: $7.50, $9.00, and $10.50, respectively.

11. Mortgage Credit Facilities

At December 31, 2009, we had approximately $41.0 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility.  The lender generally does not have discretion to refuse to fund requests under the repurchase facility if our mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize this facility.  The lender has the right to terminate the repurchase facility on not less than 90 days notice.  These mortgage credit facilities are scheduled to mature in July 2010 and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $3.2 million.  These facilities also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the $3.2 million cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2009, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

12. Disclosures about Fair Value

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

Revolving Credit Facility—The fair value of this credit facility was based on quoted market prices for similar instruments at the end of the period.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior and Senior Subordinated Notes Payable—The public senior and senior subordinated notes are traded over the counter and their fair values were based upon the values of their last trade at the end of the period. The Term Loan A and Term Loan B notes were based on quoted market prices at the end of the period.

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

	December 31,
	2009				2008
	Carrying Amount		Fair Value		Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents		$602,222		$602,222	$626,379	$626,379
Financial services:
Cash and equivalents		$11,602		$11,602	$7,976	$7,976
Mortgage loans held for investment		$10,818		$10,818	$11,736	$11,736
Financial liabilities:
Homebuilding:
Revolving credit facility	$	―	$	―	$47,500	$35,625
Secured project debt and other notes payable		$59,531		$59,531	$111,214	$111,214
Senior notes payable, net		$993,018		$931,710	$1,204,501	$769,298
Senior subordinated notes payable, net		$104,177		$110,228	$123,222	$68,625
Financial services:
Mortgage credit facilities		$40,995		$40,995	$63,655	$63,655
Off-balance sheet financial instruments:
Forward sale commitments of mortgage-backed securities	$	―	$	―	$15,000	$14,762
Commitments to originate mortgage loans		$45,774		$46,481	$12,032	$12,272

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, ASC 820 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assets and liabilities have been measured at fair value in accordance with ASC 820 for the year ended December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Inventories owned	$119,391	$ ―	$ ―	$119,391
Mortgage loans held for sale	$41,048	$ ―	$41,048	$ ―

Liabilities:
Interest rate swaps	$24,727	$ ―	$24,727	$ ―

    Inventories Owned—Represents the aggregate fair values for projects that were impaired during the year ended December 31, 2009, as of the date that the fair value measurements were made.  The carrying value for these projects may have subsequently increased or decreased due to activities that have occurred since the measurement date.  In accordance with ASC 360, during the year ended December 31, 2009, inventories owned with a carrying amount of $179.8 million were determined to be impaired and were written down to their estimated fair value of $119.4 million, resulting in an impairment charge of $60.5 million.  These impairment charges were included in cost of sales in the accompanying statements of operations.

Mortgage Loans Held for Sale—These consist of first mortgages on single-family residences which are eligible for sale to Fannie Mae, FHA or VA, as applicable. Fair values of these loans are based on quoted prices from third party investors when preselling loans.

Interest Rate Swaps—The fair value of interest rate swap agreements is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, based on quoted mid-market prices or pricing models using current mid-market rates.

We adopted the provisions of ASC Topic 825, Financial Instruments (“ASC 825”), on a prospective basis for mortgage loans held for sale, effective November 1, 2008. In accordance with the provisions of ASC 825, mortgage loans held for sale originated on or subsequent to November 1, 2008 are measured at fair value. The adoption of ASC 825 for mortgage loans held for sale improves consistency of mortgage loan valuation between the date the borrower locks the interest rate on the pending loan and the date of the mortgage loan sale. Prior to the adoption of ASC 825, mortgage loans held for sale were reported at the lower of cost or market on an aggregate basis.

13. Commitments and Contingencies

    a.  Land Purchase and Option Agreement

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2009, we had two option contracts outstanding with third party financial entities with approximately $2.6 million of remaining land

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development improvement costs, all of which is anticipated to be funded by the option provider.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2009, we had non-refundable cash deposits and letters of credit outstanding of approximately $4.3 million and capitalized preacquisition and other development and construction costs of approximately $4.2 million relating to land purchase and option contracts having a total remaining purchase price of approximately $75.3 million.  Approximately $7.2 million of the remaining purchase price has been capitalized in inventories not owned in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2009, 2008 and 2007, we incurred pretax charges (net of recoveries) of $2.5 million, $25.6 million and $22.5 million, respectively, related to the write-offs of option deposits and capitalized preacquisition costs for abandoned projects.  These charges were included in other income (expense) in the accompanying consolidated statements of operations.  We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits and capitalized preacquisition costs in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

    b. Land Development and Homebuilding Joint Ventures

During the years ended December 31, 2009 and 2008, we assumed $77.3 million and $115.3 million, respectively, of project specific debt in connection with the unwinding of three and four joint ventures, respectively, of which $57.6 million was outstanding as of December 31, 2009.   In addition, during 2009 and 2008 we paid $23.0 million and $85.8 million, respectively, to satisfy other joint venture obligations, which consisted primarily of loan to value remargin payments and other payments related to exiting certain joint ventures.  As of December 31, 2009, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, three joint ventures had an aggregate of $38.8 million in project specific financing recourse to us and one had $178.4 million of nonrecourse project specific financing.  In addition, as of such date, we had approximately $17.8 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $0.9 million remaining in cost to complete.

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2009, we had approximately $226.3 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) with respect to which we had an estimated $69.0 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $45.2 million at December 31, 2009 and carried a weighted average interest rate of approximately 4.9%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of December 31, 2009, Standard Pacific Mortgage had approximately $86.8 million in closed mortgage loans held for sale and mortgage loans in process which were presold to investors subject to completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2009 are as follows:

Year Ended December 31,
(Dollars in thousands)

2010	$7,254
2011	4,817
2012	2,986
2013	1,074
2014	566
Thereafter	408
Subtotal	17,105
Less - Estimated sublease income	(2,449)
Net rental obligations	$14,656

    Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2009, 2008 and 2007 was approximately $6.0 million, $11.0 million and $13.0 million, respectively.

14. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$93,861	$(128,453)	$235,631
State	2,702	―	(985)
	96,563	(128,453)	234,646
Deferred (provision) benefit for income taxes:
Federal	―	135,248	(39,956)
State	―	―	(5,736)
	―	135,248	(45,692)
(Provision) benefit for income taxes	$96,563	$6,795	$188,954

(Provision) benefit for income taxes - continuing operations	$96,265	$5,495	$149,003
(Provision) benefit for income taxes - discontinued operations	298	1,300	39,951
(Provision) benefit for income taxes	$96,563	$6,795	$188,954

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our net deferred income tax asset are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Inventory impairment charges	$296,375	$441,037
Investments in unconsolidated joint ventures	(12,930)	29,259
Financial accruals	58,700	56,013
Federal net operating loss carryforwards	129,507	44,428
State net operating loss carryforwards	40,345	63,877
Goodwill impairment charges	21,424	24,835
Interest rate swap	9,431	14,122
Other, net	1,175	(5,342)
Subtotal	544,027	668,229
Less: Valuation allowance	(534,596)	(654,107)
Deferred income taxes	$9,431	$14,122

At December 31, 2009, we had gross federal and state net operating loss carryforwards of approximately $423 million and $732 million, respectively, which if unused, will begin to expire in 2028 and 2019, respectively.

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Income (loss) before taxes	$(110,349)	$(1,240,410)	$(956,334)
(Provision) benefit for income taxes at federal statutory rate	$38,622	$434,144	$334,717
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	4,195	48,168	34,583
Net deferred tax asset valuation (allowance) benefit	51,429	(473,627)	(180,480)
Other, net	2,317	(1,890)	134
Benefit for income taxes	$96,563	$6,795	$188,954
Effective tax rate	87.5%	0.5%	19.8%

    We generated significant deferred tax assets during 2007 through 2009, largely due to inventory, joint venture and goodwill impairments, and have been in a cumulative loss position as described in ASC Topic 740, Income Taxes (“ASC 740”) since December 31, 2007.  During the years ended December 31, 2009, 2008 and 2007, we recorded noncash valuation allowances of $42.7 million, $473.6 million and $180.5 million, respectively, against the net deferred tax assets.  In addition, during the fourth quarter of 2009, we recorded a $94.1 million reversal of our deferred tax asset valuation allowance due to the federal tax legislation that extended the carryback of net operating losses from two years to five years.  In connection with this legislation, we were able to carry back our 2009 net operating losses five years to earnings generated in 2004, 2005 and 2006.  As of December 31, 2009, we had a $534.6 million net deferred tax asset (excluding the $9.4 million deferred tax asset relating to our interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations under Internal Revenue Code Section 382 (“Section 382”), we will be able to reduce our effective tax rate by reducing the valuation allowance.

We underwent a change in ownership under Section 382 during the 2008 second quarter as a result of closing the first phase of the investment by MatlinPatterson in our preferred stock.   Approximately $190.0 million of our $534.6 million deferred tax asset represents unrealized built-in losses.  Future realization of this $190.0 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  As of December 31, 2009, approximately $312.2 million of our gross federal net operating loss carryforwards and approximately $327.8 million of our gross state net operating loss carryforwards were subject to a gross annual deduction limitation.  The gross annual deduction limitation for federal and state income tax purposes is approximately $15.6 million, which is generally realized over a 20 year period commencing on the date of the ownership change.  Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of December 31, 2009, our liability for gross unrecognized tax benefits was $11.4 million, of which $10.6 million, if recognized, would affect our effective tax rate.  Our liabilities for unrecognized tax benefits are included in accrued liabilities on the accompanying consolidated balance sheets.  We classify estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes.   A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Balance, beginning of the year	$4,613	$5,511
Changes based on tax positions related to the current year	9,126	―
Changes for tax position in prior years	―	50
Reductions due to lapse of statute of limitations	(2,307)	(948)
Settlements	―	―
Balance, end of the year	$11,432	$4,613

We do not anticipate significant changes in the accrued liability related to uncertain tax positions during the next 12-month period.  In addition, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2004 through 2009.

 15. Stock Incentive and Employee Benefit Plans

   a. Stock Incentive Plans

The Company has share-based awards outstanding under four different plans, pursuant to which we have granted stock options, performance share awards, and restricted stock grants to key officers, employees, and directors. The exercise price of our stock options may not be less than the market value of our common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. The fair value for options is established at the date of grant using the Black-Scholes model for options that vest based on time and the Lattice model for options that vest based on market performance. Restricted stock typically vests over a one to three year period and is valued at the closing price on the date of grant.

 The following is a summary of stock option transactions relating to the four plans on a combined basis for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding, beginning of year	14,397,701	$8.07	6,086,780	$19.63	5,006,874	$20.07
Granted	12,814,000	2.09	12,765,000	3.16	2,437,500	18.07
Exercised	(592,125)	1.08	―	―	(286,764)	8.12
Canceled	(6,227,620)	7.30	(4,454,079)	9.79	(1,070,830)	21.23

Options outstanding, end of year	20,391,956	$4.75	14,397,701	$8.07	6,086,780	$19.63

Options exercisable at end of year	7,835,831	$8.40	5,342,701	$16.50	3,268,419	$17.97

Options available for future grant	5,624,664

    At December 31, 2009, 18,095,606 stock options were vested or expected to vest in the future with a weighted average exercise price of $5.07 and a weighted average expected life of 3.48 years.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$0.67	$8.25	18,702,483	$2.72	6.00	6,146,358	$3.21
$11.00	$11.69	304,038	$11.34	2.15	304,038	$11.34
$14.82	$27.59	479,385	$23.52	4.05	479,385	$23.52
$29.84	$43.53	906,050	$34.58	3.29	906,050	$34.58

The fair value of each stock option granted during each of the three years ended December 31, 2009, 2008 and 2007 was estimated using the following weighted average assumptions:

	2009	2008	2007
Dividend yield	0.00%	0.00%	0.29%
Expected volatility	86.32%	66.64%	43.23%
Risk-free interest rate	2.21%	3.12%	4.43%
Expected life	4.5 years	4.5 years	2.6 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2009, 2008 and 2007, was $1.09, $1.76 and $4.37, respectively.

 On May 14, 2008, our stockholders approved our 2008 Stock Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, as amended and approved by the stockholders on August 18, 2008, the maximum number of shares of common stock that may be issued is 21,940,000 plus awards forfeited under our prior plans.  During the year ended December 31, 2009, we granted 12.8 million stock options to our employees and issued 356,147 shares of stock to our independent directors.

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Stock options	$8,174	$6,454	$13,691
Performance share awards	―	3,297	4,926
Restricted and unrestricted stock grants	4,690	1,359	1,533
Total	$12,864	$11,110	$20,150

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2009		2008		2007
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options	$13,559	3.1 years	$11,169	3.5 years	$3,855	1.8 years
Nonvested performance share awards	―	―	―	―	3,384	1.8 years
Nonvested restricted stock grants	―	―	―	―	842	0.9 years
Total unrecognized compensation expense	$13,559	3.1 years	$11,169	3.5 years	$8,081	1.7 years

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $5,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2009, 2008 and 2007, were $2.5 million, $5.3 million and $7.1 million, respectively.

16.  Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions.  The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC 360.  In addition, assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and all prior periods have been reclassified to conform with current year presentation.

    The following amounts related to the Tucson and San Antonio homebuilding divisions were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:
	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Home sale revenues	$803	$25,958	$124,177
Land sale revenues	―	694	57,935
Total revenues	803	26,652	182,112
Cost of home sales	(922)	(21,127)	(144,921)
Cost of land sales	―	(751)	(96,354)
Total cost of sales	(922)	(21,878)	(241,275)
Gross margin	(119)	4,774	(59,163)
Selling, general and administrative expenses	(430)	(8,180)	(25,619)
Loss from unconsolidated joint ventures	―	―	(9,699)
Other income (expense)	(318)	(180)	(17,560)
Pretax loss	(867)	(3,586)	(112,041)
Benefit for income taxes	298	1,300	39,951
Net loss from discontinued operations	$(569)	$(2,286)	$(72,090)

During the year ended December 31, 2007, we recorded the following pretax inventory impairment charges, land deposit write-offs and goodwill impairment charges related to our discontinued operations:

Year Ended December 31, 2007
(Dollars in thousands)

Write-off of deposits and capitalized preacquisition costs	$524
Inventory impairments	86,661
Joint venture impairments	9,524
Goodwill impairments	11,430
Total impairments	$108,139

We did not record any impairments related to our discontinued operations during the years ended December 31, 2009 and 2008.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the assets and liabilities of the Tucson and San Antonio divisions discontinued operations.  The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables between the divisions, discontinued operations and the Company:

	December 31,
	2009		2008
	(Dollars in thousands)
Assets
Cash and equivalents	$	―	$7
Trade and other receivables		―	160
Inventories		―	930
Other assets		―	120
Total Assets	$	―	$1,217

Liabilities
Accounts payable	$	―	$320
Accrued liabilities		―	1,011
Total Liabilities	$	―	$1,331

17. Stockholder Rights Plan

    Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a stockholder rights agreement (the “Rights Agreement”). Under the Rights Agreement, one preferred stock purchase right was granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Rights Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as described in the Rights Agreement, and upon paying the exercise price (currently $57.50), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, in such takeover situations, if we merge into another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50% discount from the then-current market value. In either situation, these rights are not exercisable by the acquiring party. Until the occurrence of certain events, the rights may be terminated at any time or redeemed by Standard Pacific’s Board of Directors including, if it believes a proposed transaction to be in the best interests of our stockholders, at the rate of $.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed or exchanged. If the rights are separated from the common shares, the rights expire ten years from the date they were separated.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2009:
Revenues	$211,585	$293,955	$331,173	$342,829	$1,179,542
Homebuilding gross margin	$8,098	$39,108	$42,623	$51,993	$141,822
Income (loss) from continuing operations, net of income taxes	$(48,968)	$(23,113)	$(23,799)	$82,663	$(13,217)
Loss from discontinued operations, net of income taxes	(504)	(20)	(45)	―	(569)
Net income (loss)	$(49,472)	$(23,133)	$(23,844)	$82,663	$(13,786)
Basic income (loss) per common share:
Continuing operations	$(0.21)	$(0.10)	$(0.10)	$0.33	$(0.06)
Discontinued operations	―	―	―	―	―
Basic income (loss) per common share	$(0.21)	$(0.10)	$(0.10)	$0.33	$(0.06)
Diluted income (loss) per common share
Continuing operations	$(0.21)	$(0.10)	$(0.10)	$0.31	$(0.06)
Discontinued operations	―	―	―	―	―
Diluted income (loss) per common share	$(0.21)	$(0.10)	$(0.10)	$0.31	$(0.06)

2008:
Revenues	$354,484	$412,798	$402,832	$379,089	$1,549,203
Homebuilding gross margin	$(117,594)	$(75,890)	$(207,657)	$(295,787)	$(696,928)
Loss from continuing operations, net of income taxes	$(215,676)	$(248,251)	$(369,840)	$(397,562)	$(1,231,329)
Loss from discontinued operations, net of income taxes	(1,191)	(745)	(69)	(281)	(2,286)
Net loss	$(216,867)	$(248,996)	$(369,909)	$(397,843)	$(1,233,615)
Basic loss per common share:
Continuing operations	$(2.98)	$(3.43)	$(2.54)	$(1.65)	$(9.12)
Discontinued operations	(0.02)	(0.01)	―	―	(0.02)
Basic loss per common share	$(3.00)	$(3.44)	$(2.54)	$(1.65)	$(9.14)
Diluted loss per common share:
Continuing operations	$(2.98)	$(3.43)	$(2.54)	$(1.65)	$(9.12)
Discontinued operations	(0.02)	(0.01)	―	―	(0.02)
Diluted loss per common share	$(3.00)	$(3.44)	$(2.54)	$(1.65)	$(9.14)

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

19.       Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$102,022		$132,525		$144,733
Income taxes		$386		$415		$14,179

Supplemental Disclosure of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures		$85,573		$134,659		$21,679
Increase in secured project debt in connection with purchase or consolidation of joint ventures		$77,272		$115,257	$	―
Inventory received as distributions from unconsolidated homebuilding joint ventures		$15,471		$42,663		$45,711
Senior subordinated notes exchanged for the issuance of common stock		$32,837	$	―	$	―
Senior and senior subordinated notes exchanged for the issuance of warrant	$	―		$128,496	$	―
Increase in investments in unconsolidated joint ventures related to accrued joint venture
loan-to-value remargin obligations	$	―		$5,000		$45,000
Reduction in seller trust deed note payable in connection with modification of purchase agreement		$3,370		$25,807		$14,079
Changes in inventories not owned		$25,605		$48,384		$71,228
Changes in liabilities from inventories not owned		$21,216		$18,078		$40,142
Changes in noncontrolling interests		$4,389		$30,306		$31,086

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$459,876	$570,156	$136,365	$	―	$1,166,397
Cost of sales	(403,261)	(502,231)	(119,083)		―	(1,024,575)
Gross margin	56,615	67,925	17,282		―	141,822
Selling, general and administrative expenses	(107,013)	(78,748)	(5,727)		―	(191,488)
Income (loss) from unconsolidated joint ventures	6,855	(7,768)	(3,804)		―	(4,717)
Equity income (loss) of subsidiaries	(24,266)	―	―		24,266	―
Interest expense	(20,722)	(21,314)	(5,422)		―	(47,458)
Loss on early extinguishment of debt	(6,931)	―	―		―	(6,931)
Other income (expense)	(2,753)	(3,947)	4,404		―	(2,296)
Homebuilding pretax income (loss)	(98,215)	(43,852)	6,733		24,266	(111,068)
Financial Services:
Financial services pretax income (loss)	(139)	258	1,467		―	1,586
Income (loss) from continuing operations before income taxes	(98,354)	(43,594)	8,200		24,266	(109,482)
(Provision) benefit for income taxes	84,568	12,403	(706)		―	96,265
Income (loss) from continuing operations	(13,786)	(31,191)	7,494		24,266	(13,217)

Loss from discontinued operations, net of income taxes	―	(569)	―		―	(569)
Net income (loss)	$(13,786)	$(31,760)	$7,494		$24,266	$(13,786)

	Year Ended December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$720,106	$801,443	$14,067	$	―	$1,535,616
Cost of sales	(1,015,504)	(1,157,682)	(59,358)		―	(2,232,544)
Gross margin	(295,398)	(356,239)	(45,291)		―	(696,928)
Selling, general and administrative expenses	(174,532)	(130,095)	(853)		―	(305,480)
Loss from unconsolidated joint ventures	(76,769)	(56,357)	(18,603)		―	(151,729)
Equity income (loss) of subsidiaries	(491,148)	―	―		491,148	―
Interest expense	7,038	(16,773)	(645)		―	(10,380)
Loss on early extinguishment of debt	(15,695)	―	―		―	(15,695)
Other income (expense)	(19,439)	(40,751)	2,562		―	(57,628)
Homebuilding pretax income (loss)	(1,065,943)	(600,215)	(62,830)		491,148	(1,237,840)
Financial Services:
Financial services pretax income (loss)	(274)	1,088	202		―	1,016
Income (loss) from continuing operations before income taxes	(1,066,217)	(599,127)	(62,628)		491,148	(1,236,824)
(Provision) benefit for income taxes	(167,398)	167,582	5,311		―	5,495
Income (loss) from continuing operations	(1,233,615)	(431,545)	(57,317)		491,148	(1,231,329)

Loss from discontinued operations, net of income taxes	―	(2,286)	―		―	(2,286)
Net income (loss)	$(1,233,615)	$(433,831)	$(57,317)		$491,148	$(1,233,615)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,405,749	$1,435,770	$47,314	$	―	$2,888,833
Cost of sales	(1,466,945)	(1,546,028)	(75,830)		―	(3,088,803)
Gross margin	(61,196)	(110,258)	(28,516)		―	(199,970)
Selling, general and administrative expenses	(195,826)	(189,660)	(2,495)		―	(387,981)
Loss from unconsolidated joint ventures	(159,610)	(29,283)	(1,132)		―	(190,025)
Equity income (loss) of subsidiaries	(384,606)	―	―		384,606	―
Gain on early extinguishment of debt	1,087	―	―		―	1,087
Other income (expense)	(10,172)	(59,525)	―		―	(69,697)
Homebuilding pretax income (loss)	(810,323)	(388,726)	(32,143)		384,606	(846,586)
Financial Services:
Financial services pretax income (loss)	(747)	1,661	1,379		―	2,293
Income (loss) from continuing operations before income taxes	(811,070)	(387,065)	(30,764)		384,606	(844,293)
(Provision) benefit for income taxes	43,690	106,305	(992)		―	149,003
Income (loss) from continuing operations	(767,380)	(280,760)	(31,756)		384,606	(695,290)

Loss from discontinued operations, net of income taxes	―	(52,540)	―		―	(52,540)
Loss from disposal of discontinued operations,
net of income taxes	―	(19,550)	―		―	(19,550)
Net income (loss)	$(767,380)	$(352,850)	$(31,756)		$384,606	$(767,380)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$183,135	$402	$403,615	$	―	$587,152
Restricted cash	―	―	15,070		―	15,070
Trade and other receivables	233,879	1,612	95,746		(318,561)	12,676
Inventories:
Owned	307,429	561,923	116,970		―	986,322
Not owned	823	10,847	100		―	11,770
Investments in unconsolidated joint ventures	12,419	2,534	25,462		―	40,415
Investments in subsidiaries	905,297	―	―		(905,297)	―
Deferred income taxes, net	9,283	―	―		148	9,431
Other assets	123,612	7,378	138		(42)	131,086
	1,775,877	584,696	657,101		(1,223,752)	1,793,922
Financial Services:
Cash and equivalents	―	―	8,407		―	8,407
Restricted cash	―	―	3,195		―	3,195
Mortgage loans held for sale, net	―	―	41,048		―	41,048
Mortgage loans held for investment, net	―	―	10,818		―	10,818
Other assets	―	―	5,920		(2,299)	3,621
	―	―	69,388		(2,299)	67,089

Total Assets	$1,775,877	$584,696	$726,489		$(1,226,051)	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$9,177	$10,986	$2,741		$(202)	$22,702
Accrued liabilities	167,599	253,294	11,494		(236,252)	196,135
Liabilities from inventories not owned	―	3,713	―		―	3,713
Secured project debt and other notes payable	66,108	16,978	55,115		(78,670)	59,531
Senior notes payable	993,018	―	―		―	993,018
Senior subordinated notes payable	104,177	―	―		―	104,177
	1,340,079	284,971	69,350		(315,124)	1,379,276
Financial Services:
Accounts payable and other liabilities	―	―	4,566		(3,130)	1,436
Mortgage credit facilities	―	―	43,495		(2,500)	40,995
	―	―	48,061		(5,630)	42,431

Total Liabilities	1,340,079	284,971	117,411		(320,754)	1,421,707

Equity:
Total Stockholders' Equity	435,798	296,219	609,078		(905,297)	435,798
Noncontrolling interest	―	3,506	―		―	3,506
Total Equity	435,798	299,725	609,078		(905,297)	439,304
Total Liabilities and Equity	$1,775,877	$584,696	$726,489		$(1,226,051)	$1,861,011

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$111,702	$433	$510,022	$	―	$622,157
Restricted cash	4,222	―	―		―	4,222
Trade and other receivables	340,471	5,095	17,055		(341,613)	21,008
Inventories:
Owned	397,059	725,679	139,783		―	1,262,521
Not owned	5,455	37,287	―		―	42,742
Investments in unconsolidated joint ventures	24,895	19,830	5,743		―	50,468
Investments in subsidiaries	964,757	―	―		(964,757)	―
Deferred income taxes, net	13,975	―	―		147	14,122
Other assets	140,174	5,849	3		(459)	145,567
	2,002,710	794,173	672,606		(1,306,682)	2,162,807
Financial Services:
Cash and equivalents	―	―	3,681		―	3,681
Restricted cash	―	―	4,295		―	4,295
Mortgage loans held for sale, net	―	―	63,960		―	63,960
Mortgage loans held for investment, net	―	―	11,736		―	11,736
Other assets	―	―	4,939		(147)	4,792
	―	―	88,611		(147)	88,464
Assets of discontinued operations	―	1,217	―		―	1,217

Total Assets	$2,002,710	$795,390	$761,217		$(1,306,829)	$2,252,488

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$20,318	$17,556	$2,351	$	―	$40,225
Accrued liabilities	187,927	368,983	1,121		(341,613)	216,418
Liabilities from inventories not owned	1,873	23,056	―		―	24,929
Revolving credit facility	47,500	―	―		―	47,500
Secured project debt and other notes payable	9,428	38,214	63,572		―	111,214
Senior notes payable	1,204,501	―	―		―	1,204,501
Senior subordinated notes payable	123,222	―	―		―	123,222
	1,594,769	447,809	67,044		(341,613)	1,768,009
Financial Services:
Accounts payable and other liabilities	―	―	4,116		(459)	3,657
Mortgage credit facilities	―	―	63,655		―	63,655
	―	―	67,771		(459)	67,312
Liabilities of discontinued operations	―	1,331	―		―	1,331

Total Liabilities	1,594,769	449,140	134,815		(342,072)	1,836,652

Equity:
Total Stockholders' Equity	407,941	338,355	626,402		(964,757)	407,941
Noncontrolling interest	―	7,895	―		―	7,895
Total Equity	407,941	346,250	626,402		(964,757)	415,836
Total Liabilities and Equity	$2,002,710	$795,390	$761,217		$(1,306,829)	$2,252,488

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$244,354	$33,519	$139,457		$2,500	$419,830

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,127)	(849)	(26,624)		―	(28,600)
Distributions from unconsolidated homebuilding joint ventures	340	―	3,184		―	3,524
Other investing activities	(1,069)	(268)	(888)		―	(2,225)
Net cash provided by (used in) investing activities	(1,856)	(1,117)	(24,328)		―	(27,301)

Cash Flows From Financing Activities:
Change in restricted cash	4,222	―	(13,970)		―	(9,748)
Net proceeds from (payments on) revolving credit facility	(24,630)	―	(22,870)		―	(47,500)
Principal payments on secured project debt and other notes payable	(6,058)	(22,064)	(97,862)		―	(125,984)
Redemption of senior notes payable	(429,559)	―	(37,130)		―	(466,689)
Proceeds from the issuance of senior notes payable	257,592	―	―		―	257,592
Payment of debt issuance costs	(8,764)	―	―		―	(8,764)
Net proceeds from (payments on) mortgage credit facilities	―	―	(20,160)		(2,500)	(22,660)
(Contributions to) distributions from Corporate and subsidiaries	35,194	(10,376)	(24,818)		―	―
Excess tax benefits from share-based payment arrangements	297	―	―		―	297
Proceeds from the exercise of stock options	641	―	―		―	641
Net cash provided by (used in) financing activities	(171,065)	(32,440)	(216,810)		(2,500)	(422,815)

Net decrease in cash and equivalents	71,433	(38)	(101,681)		―	(30,286)
Cash and equivalents at beginning of year	111,702	440	513,703		―	625,845
Cash and equivalents at end of year	$183,135	$402	$412,022	$	―	$595,559

	Year Ended December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$124,560	$29,045	$109,883		$(337)	$263,151

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(20,344)	(36,998)	(56,151)		―	(113,493)
Distributions from unconsolidated homebuilding joint ventures	55,804	16,542	31,818		―	104,164
Other investing activities	(1,380)	(66)	(804)		―	(2,250)
Net cash provided by (used in) investing activities	34,080	(20,522)	(25,137)		―	(11,579)

Cash Flows From Financing Activities:
Change in restricted cash	(4,222)	―	(4,295)		―	(8,517)
Net proceeds from (payments on) revolving credit facility	(42,500)	―	―		―	(42,500)
Principal payments on secured project debt and other notes payable	(2,001)	(14,296)	(4,021)		―	(20,318)
Redemption of senior notes payable	(167,375)	―	―		―	(167,375)
Net proceeds from (payments on) mortgage credit facilities	―	―	(100,854)		337	(100,517)
Repurchases of common stock	(726)	―	―		―	(726)
(Contributions to) distributions from Corporate and subsidiaries	(530,908)	5,450	525,458		―	―
Net proceeds from the issuance of senior preferred stock and the issuance
of warrant	404,233	―	―		―	404,233
Proceeds from the issuance of common stock	78,432	―	―		―	78,432
Net cash provided by (used in) financing activities	(265,067)	(8,846)	416,288		337	142,712

Net decrease in cash and equivalents	(106,427)	(323)	501,034		―	394,284
Cash and equivalents at beginning of year	218,129	763	12,669		―	231,561
Cash and equivalents at end of year	$111,702	$440	$513,703	$	―	$625,845

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$553,950	$(17,386)	$118,657		$337	$655,558

Cash Flows From Investing Activities:
Proceeds from disposition of discontinued operations	―	40,850	―		―	40,850
Investments in unconsolidated homebuilding joint ventures	(265,602)	(63,656)	―		―	(329,258)
Distributions from unconsolidated homebuilding joint ventures	91,890	44,330	(20,808)		―	115,412
Other investing activities	(9,794)	(1,509)	(13,516)		―	(24,819)
Net cash provided by (used in) investing activities	(183,506)	20,015	(34,324)		―	(197,815)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	(199,500)	―	―		―	(199,500)
Principal payments on secured project debt and other notes payable	(5,626)	(2,886)	―		―	(8,512)
Redemption of senior notes payable	(46,235)	―	―		―	(46,235)
Proceeds from issuance of senior subordinated convertible notes	100,000	―	―		―	100,000
Payment of debt issuance costs	(3,000)	―	―		―	(3,000)
Purchase of senior subordinated convertible note hedge	(9,120)	―	―		―	(9,120)
Net proceeds from (payments on) mortgage credit facilities	―	―	(86,398)		(337)	(86,735)
Excess tax benefits from share-based payment arrangements	1,555	―	―		―	1,555
Dividends paid	(7,778)	―	―		―	(7,778)
Repurchases of common stock	(2,901)	―	―		―	(2,901)
Net proceeds from the issuance of common stock	79	―	―		―	79
Proceeds from the exercise of stock options	3,862	―	―		―	3,862
Net cash provided by (used in) financing activities	(168,664)	(2,886)	(86,398)		(337)	(258,285)

Net decrease in cash and equivalents	201,780	(257)	(2,065)		―	199,458
Cash and equivalents at beginning of year	16,349	1,020	14,734		―	32,103
Cash and equivalents at end of year	$218,129	$763	$12,669	$	―	$231,561

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Standard Pacific Corp. and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Pacific Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Pacific Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009 of Standard Pacific Corp. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
March 5, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K that is not set forth in this Item 10 or in Part I of this Form 10-K under the heading “Executive Officers of the Registrant”, will be set forth in the Company’s 2010 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009 (the “2010 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2010 Proxy Statement is incorporated herein by this reference. All references to the 2010 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Report of the Audit Committee.”

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

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K will be set forth in the 2010 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2010 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and 403 of Regulation S-K will be set forth in the 2010 Proxy Statement for the limited purpose of providing the information necessary to comply with this Item 12, the 2010 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the 2010 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2010 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2010 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009	45
	Consolidated Balance Sheets at December 31, 2009 and 2008	46
	Consolidated Statements of Equity for each of the three years in the period ended December 31, 2009	47
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	48
	Notes to Consolidated Financial Statements	49

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 91-94 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 91-94 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California, on the 5th day of March 2010.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ Kenneth L. Campbell
Kenneth L. Campbell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth L. Campbell	Chief Executive Officer and President	March 5, 2010
(Kenneth L. Campbell)
/s/ RONALD R. FOELL	Chairman of the Board	March 5, 2010
(Ronald R. Foell)
/s/ John M. Stephens	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010
(John M. Stephens)
/s/ Bruce A. Choate	Director	March 5, 2010
(Bruce A. Choate)
/s/ JAMES L. DOTI	Director	March 5, 2010
(James L. Doti)
/s/ DOUGLAS C. JACOBS	Director	March 5, 2010
(Douglas C. Jacobs)
/s/ David J. Matlin	Director	March 5, 2010
(David J. Matlin )
/s/ F. Patt Schiewitz	Director	March 5, 2010
(F. Patt Schiewitz)
/s/ Peter Schoels	Director	March 5, 2010
(Peter Schoels)

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

*4.1
Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293) filed with the Securities and Exchange Commission on August 16, 1991.

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

*4.5
Fourth Supplemental Indenture relating to the Registrant’s 7¾% Senior Notes due 2013, dated as of March 4, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

*4.6
Fifth Supplemental Indenture relating to the Registrant’s 6⅞% Senior Notes due 2011, dated as of May 12, 2003, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*4.7
Eighth Supplemental Indenture relating to the Registrant’s 6¼% Senior Notes due 2014, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2004.

*4.8
Ninth Supplemental Indenture relating to the Registrant’s 6½% Senior Notes due 2010, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.9
Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

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

*4.11
Twelfth Supplemental Indenture, dated as of May 5, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.12
Senior Subordinated Debt Securities Indenture, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2002.

*4.13
First Supplemental Indenture relating to the Registrant’s 9¼% Senior Subordinated Notes due 2012, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, with Form of Note attached, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2002.

*4.14
Second Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding Senior Subordinated Notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

*4.15
Third Supplemental Indenture relating to the Registrant’s 6% Convertible Senior Subordinated Notes due 2012, dated as of September 24, 2007, by and among the Registrant, the Guarantors, and the Bank of New York Trust Company N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

*4.16
Fourth Supplemental Indenture relating to the Registrant’s 9¼% Senior Subordinated Notes due 2012, dated as of June 26, 2008, by and among the Registrant, the guarantors named therein and the Bank of New York Trust Company N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

*4.17
Indenture, dated as of September 17, 2009, between Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2009.

*4.18
First Supplemental Indenture, dated as of October 8, 2009, between the Registrant, Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

*4.19
Thirteenth Supplemental Indenture, dated as of October 8, 2009, between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

*4.20
Registration Rights Agreement, dated as of October 8, 2009, among the Registrant, the subsidiary guarantors party thereto and the initial purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

*10.1
Warrant to Purchase Shares of Series B Junior Participating Convertible Preferred Stock, dated June 27, 2008,  incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*10.2
Stockholders Agreement, dated June 27, 2008, between the Registrant and MP CA Homes, LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*10.3
Term Loan B Credit Agreement, dated as of May 5, 2006, by and among the Registrant, Bank of America, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*10.4
Pledge Agreement, dated as of May 5, 2006, between Standard Pacific Corp., certain of Standard Pacific Corp.’s subsidiaries and Bank of America, N.A., as Collateral Agent, as amended through November 1, 2009, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*10.5
Collateral Agent and Intercreditor Agreement dated as of May 5, 2006, between Standard Pacific Corp., certain of Standard Pacific Corp.’s subsidiaries, Bank of America, N.A., as Collateral Agent, and the various creditors party thereto, as amended through November 1, 2009, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*10.6
Notice of Auto-Amendment to Term Loan B Credit Agreement, dated as of April 25, 2007, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

*10.7
Notice of Revolver and Term Loan A Amendment and Second Amendment to Term B Credit Agreement, dated as of September 14, 2007, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007.

*10.8
Notice of Revolver and Term Loan A Amendment and Fourth Amendment to Term B Credit Agreement, dated as of June 30, 2008, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*10.9
Confirmation, dated September 25, 2007, by and between the Registrant and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

*10.10
Confirmation, dated September 25, 2007, by and between the Registrant and JPMorgan Chase Bank, National Association, London Branch, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

*10.11
Share Lending Agreement, dated September 24, 2007, by and between the Registrant and Credit Suisse International, as Borrower, and Credit Suisse, New York Branch, as agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.

+*10.12
Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997.

+*10.13
2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2004.

+*10.14
Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

+*10.15
Standard Pacific Corp. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

+*10.16
Standard Terms and Conditions (CIC) for Non-Qualified Stock Options to be used in connection with the Company’s 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.17
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.18
Restated Settlement Agreement and Mutual Release of Claims, dated as of February 27, 2009, between the Registrant and Andrew H. Parnes, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

+*10.19	Form of Executive Officers Indemnification Agreement incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

+*10.20
Employment Agreement, dated June 1, 2009, between the Registrant and Kenneth L. Campbell, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

+*10.21
Incentive Compensation Agreement, dated February 1, 2010, between Registrant and Kenneth L. Campbell, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

+*10.22
Employment Letter Agreement, dated March 26, 2009, between the Registrant and Scott D. Stowell, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2009.

+*10.23
Incentive Compensation Agreement, dated February 1, 2010, between Registrant and Scott D. Stowell, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

+*10.24
Retirement and Transition Services Agreement, dated March 26, 2009, between the Registrant and Bruce F. Dickson, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

*10.25
Notice of Revolver and Term A Amendment, dated August 12, 2009, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2009.

*10.26
Third Amendment of Term B Credit Agreement, dated as of September 3, 2009, by and among the Registrant and Bank of America, N.A., as Administrative Agent for the Term B Lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

*10.27
Instrument of Joinder (Additional Creditor Representative), dated as of October 8, 2009, between The Bank of New York Mellon Trust Company, N.A. and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

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