Form 10-Q
period 2010-03-31
STANDARD PACIFIC CORP /DE/
filed 2010-05-10
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Registrant’s shares of common stock outstanding at May 6, 2010: 106,907,931

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$174,913	$206,233
Land sale revenues	456	3,302

Total revenues	175,369	209,535

Cost of home sales	(135,253)	(196,702)
Cost of land sales	(253)	(4,735)

Total cost of sales	(135,506)	(201,437)

Gross margin	39,863	8,098

Selling, general and administrative expenses	(32,752)	(52,379)
Income (loss) from unconsolidated joint ventures	(434)	3,089
Interest expense	(11,985)	(11,041)
Gain (loss) on early extinguishment of debt	—	5,191
Other income (expense)	424	(767)

Homebuilding pretax loss	(4,884)	(47,809)

Financial Services:
Revenues	2,298	2,050
Expenses	(2,429)	(2,995)
Other income	33	41

Financial services pretax loss	(98)	(904)

Loss from continuing operations before income taxes	(4,982)	(48,713)
Provision for income taxes	(89)	(255)

Loss from continuing operations	(5,071)	(48,968)
Loss from discontinued operations, net of income taxes	—	(504)

Net loss	(5,071)	(49,472)
Less: Net loss allocated to preferred shareholders	3,002	30,394

Net loss available to common stockholders	$(2,069)	$(19,078)

Basic Loss Per Common Share:
Continuing operations	$(0.02)	$(0.21)
Discontinued operations	—	—

Basic loss per common share	$(0.02)	$(0.21)

Diluted Loss Per Common Share:
Continuing operations	$(0.02)	$(0.21)
Discontinued operations	—	—

Diluted loss per common share	$(0.02)	$(0.21)

Weighted Average Common Shares Outstanding:
Basic	101,836,408	92,784,541
Diluted	101,836,408	92,784,541
Weighted average additional common shares outstanding if preferred shares converted to common shares	147,812,786	147,812,786

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$577,535	$587,152
Restricted cash	14,128	15,070
Trade and other receivables	20,756	12,676
Inventories:
Owned	1,030,158	986,322
Not owned	15,785	11,770
Investments in unconsolidated joint ventures	40,784	40,415
Deferred income taxes, net	9,834	9,431
Other assets	27,422	131,086

	1,736,402	1,793,922
Financial Services:
Cash and equivalents	8,723	8,407
Restricted cash	3,195	3,195
Mortgage loans held for sale, net	32,838	41,048
Mortgage loans held for investment, net	10,510	10,818
Other assets	3,067	3,621

	58,333	67,089

Total Assets	$1,794,735	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$21,773	$22,702
Accrued liabilites	180,248	199,848
Secured project debt and other notes payable	25,662	59,531
Senior notes payable	993,576	993,018
Senior subordinated notes payable	105,028	104,177

	1,326,287	1,379,276
Financial Services:
Accounts payable and other liabilities	1,446	1,436
Mortgage credit facilities	32,434	40,995

	33,880	42,431

Total Liabilities	1,360,167	1,421,707
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 106,165,483 and 105,293,180 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,062	1,053
Additional paid-in capital	1,035,105	1,030,664
Accumulated deficit	(585,699)	(580,628)
Accumulated other comprehensive loss, net of tax	(15,905)	(15,296)

Total Stockholders’ Equity	434,568	435,798
Noncontrolling Interests	—	3,506

Total Equity	434,568	439,304

Total Liabilities and Equity	$1,794,735	$1,861,011

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(5,071)	$(48,968)
Income (loss) from discontinued operations, net of income taxes	—	(504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	434	(3,089)
Depreciation and amortization	708	999
(Gain) loss on disposal of property and equipment	(36)	663
(Gain) loss on early extinguishment of debt	—	(5,191)
Amortization of stock-based compensation	1,964	1,529
Excess tax benefits from share-based payment arrangements	(27)	—
Deferred income taxes	(1,959)	(19,167)
Deferred tax asset valuation allowance	2,048	19,167
Inventory impairment charges and deposit write-offs	—	30,805
Changes in cash and equivalents due to:
Trade and other receivables	(8,080)	(6,393)
Mortgage loans held for sale	8,544	15,799
Inventories - owned	(40,826)	41,822
Inventories - not owned	(11,062)	(678)
Other assets	108,412	120,274
Accounts payable	(929)	(7,793)
Accrued liabilities	(20,550)	(10,277)

Net cash provided by (used in) operating activities	33,570	128,998

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(845)	(2,310)
Distributions from unconsolidated homebuilding joint ventures	11	962
Other investing activities	(174)	(152)

Net cash provided by (used in) investing activities	(1,008)	(1,500)

Cash Flows From Financing Activities:
Change in restricted cash	942	(120,318)
Net proceeds from (payments on) revolving credit facility	—	(19,630)
Principal payments on secured project debt and other notes payable	(34,758)	(11,087)
Principal payments on senior notes payable	—	(36,973)
Net proceeds from (payments on) mortgage credit facilities	(8,561)	(16,715)
Excess tax benefits from share-based payment arrangements	27	—
Proceeds from the exercise of stock options	487	—

Net cash provided by (used in) financing activities	(41,863)	(204,723)

Net increase (decrease) in cash and equivalents	(9,301)	(77,225)
Cash and equivalents at beginning of period	595,559	625,845

Cash and equivalents at end of period (including discontinued operations)	$586,258	$548,620

Cash and equivalents at end of period	$586,258	$548,620
Homebuilding restricted cash at end of period	14,128	125,040
Financial services restricted cash at end of period	3,195	3,795

Cash and equivalents and restricted cash at end of period	$603,581	$677,455

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2010 and the results of operations and cash flows for the periods presented. Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the three months ended March 31, 2010.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.	Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (“ASU 2009-15”), which provides amendments to ASC Subtopic No. 470-20, Debt with Conversion and Other Options. ASU 2009-15 applies to share lending arrangements executed in connection with a convertible debt offering or other financing. Under ASU 2009-15, the share lending arrangement should be measured at fair value, recognized as a debt issuance cost with an offset to stockholders’ equity, and then amortized as interest expense over the life of the financing arrangement. The adoption of these new provisions of ASU 2009-15 on January 1, 2010 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, Fair Value Measurements and Disclosures—Overall. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these disclosure provisions of ASU 2010-06 on January 1, 2010 did not have an impact on our consolidated financial statements.

3.	Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations construct and sell single-family attached and detached homes. In accordance with the aggregation criteria defined in ASC Topic 280, Segment Reporting (“ASC 280”), our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas. In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages. In addition, the operating divisions also share all other relevant aggregation characteristics, such as similar product types, production processes and methods of distribution.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal, and human resources. Corporate also provides the necessary administrative functions to support us as a publicly traded company. A substantial portion of the expenses incurred by Corporate are allocated to the homebuilding operating divisions based on their respective percentage of revenues.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Homebuilding revenues:
California	$98,901	$98,654
Southwest	43,699	63,233
Southeast	32,769	47,648

Total homebuilding revenues	$175,369	$209,535

Homebuilding pretax income (loss):
California	$2,215	$(18,873)
Southwest	(1,509)	(10,956)
Southeast	(3,630)	(10,768)
Corporate	(1,960)	(7,212)

Total homebuilding pretax income (loss)	$(4,884)	$(47,809)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(420)	$3,172
Southwest	(11)	(83)
Southeast	(3)	—

Total homebuilding income (loss) from unconsolidated joint ventures	$(434)	$3,089

Restructuring charges:
California	$—	$1,846
Southwest	—	903
Southeast	—	2,182
Corporate	—	8,716

Total restructuring charges	$—	$13,647

We did not record any asset impairment charges or deposit write-offs during the first quarter of 2010. For the 2009 first quarter, homebuilding pretax income (loss) includes the following inventory impairment charges and deposit write-offs recorded in the following segments:

	Three Months Ended March 31, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$—	$933	$1,122	$2,055
Inventory impairments	19,643	6,228	2,879	28,750

Total impairments and write-offs	$19,643	$7,161	$4,001	$30,805

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Homebuilding assets:
California	$712,034	$671,887
Southwest	211,490	210,058
Southeast	202,595	181,931
Corporate	610,283	730,046

Total homebuilding assets	$1,736,402	$1,793,922

Homebuilding investments in unconsolidated joint ventures:
California	$36,955	$36,793
Southwest	2,750	2,762
Southeast	1,079	860

Total homebuilding investments in unconsolidated joint ventures	$40,784	$40,415

4.	Earnings (Loss) Per Common Share

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

The following table sets forth the components used in the computation of basic and diluted loss per share. For the three months ended March 31, 2010 and 2009, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(5,071)	$(48,968)
Less: Net loss from continuing operations allocated to preferred shareholders	3,002	30,085

Numerator for basic and diluted loss per common share from continuing operations	$(2,069)	$(18,883)

Net loss from discontinued operations	$—	$(504)
Less: Net loss from discontinued operations allocated to preferred shareholders	—	309

Numerator for basic and diluted loss per common share from discontinued operations	$—	$(195)

Denominator:
Weighted average basic and diluted common shares outstanding	101,836,408	92,784,541
Basic and diluted loss per common share from continuing operations	$(0.02)	$(0.21)
Basic and diluted loss per common share from discontinued operations	—	—

Basic and diluted loss per common share	$(0.02)	$(0.21)

As of March 31, 2010 and 2009, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock. In addition, as of March 31, 2010 and 2009, MP CA Homes LLC (“MatlinPatterson”) holds a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent price of $4.10 per share (the “Warrant”). The following table sets forth the potential weighted average common shares outstanding if our Series B Preferred Stock was converted to common stock. In addition, the following table further sets forth the potential weighted average common shares outstanding if the Warrant was converted to common stock at the beginning of the period at a price equal to the Company’s average common stock price for the period, using the treasury stock method and assuming that these additional common shares are dilutive. Please see Note 16 “Stockholders’ Equity” for further discussion of the Series B Preferred Stock and the Warrant.

	Three Months Ended March 31,
	2010	2009
Weighted average basic shares outstanding	101,836,408	92,784,541
Additional weighted average common shares outstanding if the Series B Preferred Stock converted to common shares	147,812,786	147,812,786

Total potential weighted average common shares outstanding if the Series B Preferred Stock converted to common shares	249,649,194	240,597,327
Additional weighted average common shares outstanding if the Warrant converted to common shares	2,828,040	—

Total potential weighted average common shares outstanding if the Series B Preferred Stock and the Warrant converted to common shares	252,477,234	240,597,327

In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock and the Warrant was converted to common stock, net income (loss) would only be allocated to common stock in the computation of earnings (loss) per share.

5.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net loss	$(5,071)	$(49,472)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	(609)	1,031

Comprehensive loss	$(5,680)	$(48,441)

6.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

During the three months ended March 31, 2010, we issued 642,773 shares of common stock to our officers and key employees and 27,655 shares of common stock to our independent directors (excluding directors appointed by MatlinPatterson, who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended March,
	2010	2009
	(Dollars in thousands)
Stock options	$1,367	$1,329
Common stock grants	597	200

Total	$1,964	$1,529

As of March 31, 2010, total unrecognized compensation expense related to stock-based compensation was $11.3 million, with a weighted average period over which the unrecognized compensation expense will be recorded of approximately 2.8 years.

7.	Restricted Cash

At March 31, 2010, restricted cash included $17.3 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($14.1 million of homebuilding restricted cash and $3.2 million of financial services restricted cash).

8.	Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	March 31, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$339,085	$131,529	$115,987	$586,601
Homes completed and under construction	225,256	53,878	64,741	343,875
Model homes	71,575	12,556	15,551	99,682

Total inventories owned	$635,916	$197,963	$196,279	$1,030,158

	December 31, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$335,528	$125,823	$103,165	$564,516
Homes completed and under construction	207,719	57,641	50,963	316,323
Model homes	75,089	12,815	17,579	105,483

Total inventories owned	$618,336	$196,279	$171,707	$986,322

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. During the three months ended March 31, 2010 and 2009, the total number of projects included in inventories-owned and reviewed for impairment were 201 and 262, respectively. Based on the impairment review, the total number of projects impaired during the three months ended March 31, 2010 and 2009 were 0 and 13, respectively. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three months ended March 31, 2009, were generally in the

6% to 12% range and discount rates were generally in the 15% to 25% range. The following table summarizes inventory impairments recorded during the three months ended March 31, 2009:

Three Months Ended March 31, 2009
(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$26,332
Land held for sale or sold	2,418

Total inventory impairments	$28,750

Remaining carrying value of inventory impaired at period end	$57,305

The inventory impairments related to land under development and homes completed and under construction were included in cost of home sales and the impairments related to land held for sale or sold were included in cost of land sales in the accompanying condensed consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment). The impairment charges recorded during the 2009 first quarter noted above resulted primarily from lower home prices, which were driven by increased incentives and price reductions required to address weak demand and economic conditions, including record foreclosures, high unemployment, low consumer confidence and tighter mortgage credit standards.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Land purchase and lot option deposits	$14,621	$4,543
Variable interest entities, net of deposits	—	5,414
Other lot option contracts, net of deposits	1,164	1,813

Total inventories not owned	$15,785	$11,770

Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.

Various modifications to ASC 810 were adopted on January 1, 2010. Under ASC 810, the primary beneficiary of a VIE is defined as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Upon adoption on January 1, 2010, we derecognized $5.4 million of inventories not owned related to option contracts, $1.9 million of liabilities from inventories not owned, and $3.5 million of noncontrolling interests related to three VIE’s consolidated as of December 31, 2009 as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. As of March, 31, 2010, we were not required to consolidate any VIEs. In accordance with the new provision of ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

At December 31, 2009, prior to the adoption on January 1, 2010 of certain provisions of ASC 810, we consolidated three VIEs as a result of our options to purchase land or lots from the selling entities. As a result, included in our condensed consolidated balance sheets at December 31, 2009 were inventories not owned related to these VIEs of approximately $6.1 million (which includes $0.7 million in deposits) and noncontrolling interests of approximately $1.9 million. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

We capitalize interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent inventory of projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method. For the three months ended March 31, 2010 and 2009, we expensed $12.0 million and $11.0 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense (including discontinued operations), for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Total interest incurred	$26,230	$28,396
Less: Interest capitalized to inventories owned	(13,599)	(16,495)
Less: Interest capitalized to investments in unconsolidated joint ventures	(646)	(860)

Interest expense	$11,985	$11,041

Interest previously capitalized to inventories owned, included in home cost of sales	$11,363	$12,958
Interest previously capitalized to inventories owned, included in land cost of sales	$433	$1,719
Interest previously capitalized to investments in unconsolidated joint ventures, included in income (loss) from unconsolidated joint ventures	$37	$286
Interest capitalized in ending inventories owned (1)	$143,297	$171,533
Interest capitalized as a percentage of inventories owned	13.9%	14.3%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$2,517	$6,258
Interest capitalized as a percentage of investments in unconsolidated joint ventures	6.2%	12.6%

(1)	During the three months ended March 31, 2010 and 2009, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds $31,000 and $284,000, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Revenues	$6,585	$10,214
Cost of sales and expenses	(8,429)	(3,982)

Income (loss) of unconsolidated joint ventures	$(1,844)	$6,232

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(434)	$3,089

Income (loss) from unconsolidated joint ventures for the three months ended March 31, 2010 and 2009 in the accompanying consolidated statements of operations reflects our proportionate share of the income (loss) of these unconsolidated land development and homebuilding joint ventures.

During the three months ended March 31, 2010 and 2009, the total number of projects included in investments in unconsolidated joint ventures reviewed for impairment were 7 and 13, respectively, with certain unconsolidated joint ventures having multiple real estate projects. Based on the impairment review, no projects were determined to be impaired for the three months ended March 31, 2010 or 2009.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Cash	$22,745	$26,382
Inventories	353,143	351,267
Other assets	5,771	5,433

Total assets	$381,659	$383,082

Liabilities and Equity:
Accounts payable and accrued liabilities	$101,873	$105,431
Recourse debt	37,470	38,835
Non-recourse debt	178,565	178,373
Standard Pacific Equity	13,967	14,160
Other Members’ equity	49,784	46,283

Total liabilities and equity	$381,659	$383,082

Investment in unconsolidated joint ventures reflected in the accompanying condensed consolidated balance sheets	$40,784	$40,415

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above because of differences between asset impairments recorded against our joint venture investments and impairments recorded by the applicable joint venture. Our net investment also included approximately $2.5 million and $1.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2010 and December 31, 2009, respectively.

The $26.8 million difference between our share of equity in our unconsolidated joint ventures reflected in the table above and our net investment reflected in the accompanying balance sheets as of March 31, 2010, relates primarily to our investment in our North Las Vegas joint venture. As a result of the inventory impairment charges recorded by this joint venture, our investment in such joint venture reflected in the accompanying condensed consolidated balance sheets is $0. However, the Standard Pacific equity related to this joint venture reflected in the table above was further reduced to negative $29.3 million and since this joint venture has non-recourse debt and we have no further obligation to fund this deficit amount, we have not recorded this negative capital balance in our investment in unconsolidated joint venture account.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended March 31, 2010 and 2009, we recognized management fees of approximately $0.2 million and $0.3 million, respectively. Management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of March 31, 2010 and December 31, 2009, we had approximately $0.3 million from one joint venture and $0.4 million from two joint ventures, respectively, in management fees receivable which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Income tax receivables	$—	$103,219
Property and equipment, net	4,460	4,827
Deferred debt issuance costs	11,820	12,389
Prepaid insurance	1,982	2,692
Other assets	9,160	7,959

Total homebuilding other assets	$27,422	$131,086

12.	Warranty Costs

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

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Warranty accrual, beginning of the period	$22,606	$19,998
Warranty costs accrued during the period	857	1,132
Warranty costs paid during the period	(1,018)	(1,176)

Warranty accrual, end of the period	$22,445	$19,954

13.	Term Loan and Letter of Credit Facilities

As of March 31, 2010, we had a $225 million term loan outstanding (the “Credit Facility”). The Credit Facility contains a financial covenant requiring the Company to either: (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth; or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Credit Facility and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Credit Facility. As of March 31, 2010, we were in compliance with each of these three ratios.

As of March 31, 2010, we were party to four letter of credit facilities. These facilities, which require cash collateralization of outstanding letters of credit, had, as of March 31, 2010, commitments that aggregated $65 million and a total of $13.8 million in letters of credit outstanding that were secured by cash collateral deposits of $14.1 million. On April 30, 2010, we terminated one of these facilities, which reduced the total aggregate commitment available under all of these facilities to $60 million.

14.	Secured Project Debt and Other Notes Payable

At March 31, 2010, we had approximately $23.9 million outstanding in secured project debt, which was repaid in full in April 2010, and approximately $1.7 million outstanding in other notes payable. Our other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

15.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
6 1/2 % Senior Notes due August 2010	$15,049	$15,049
6 7/8 % Senior Notes due May 2011	48,619	48,619
7 3/4 % Senior Notes due March 2013, net of discount	121,180	121,149
Term Loan B due May 2013	225,000	225,000
6 1/4 % Senior Notes due April 2014	150,000	150,000
7% Senior Notes due August 2015	175,000	175,000
10 3/4 % Senior Notes due September 2016, net of discount	258,728	258,201

	$993,576	$993,018

Senior subordinated notes payable consisted of the following at:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net of discount	$34,685	$33,852
9 1/4 % Senior Subordinated Notes due April 2012, net of discount	70,343	70,325

	$105,028	$104,177

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness, including borrowings under our Credit Facility. These senior notes and our 9 1/4% Senior Subordinated Notes described above contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation.

As of March 31, 2010, we were unable to satisfy either the leverage condition or the interest coverage condition (please see “Liquidity and Capital Resources” beginning on page 38, for the leverage and interest conditions and requirements). As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to $550 million under existing or future bank credit facilities, non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. In addition, as we were unable to satisfy either condition as of March 31, 2010, we are also prohibited from making restricted payments. Our unrestricted subsidiaries are not subject to this prohibition. As of March 31, 2010, we had approximately $385.9 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

Certain provisions of ASC 470 require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. We adopted these new provisions of ASC 470 as of January 1, 2009 related to our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in the remaining balance of the Convertible Notes to be accreted to its redemption value, approximately $45.6 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $10.9 million and $11.8 million at March 31, 2010 and December 31, 2009, respectively. In addition, approximately $0.4 million and $0.7 million of interest related to amortization of the discount was capitalized to inventories, and $0.4 million and $0.5 million was expensed directly to interest expense during the three months ended March 31, 2010 and 2009, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest” of the accompanying condensed consolidated financial statements).

On May 3, 2010, we issued $300 million of 8 3/8% senior notes due May 15, 2018 (the “2018 Notes”). The 2018 Notes rank equally with our other senior notes. We intend to use the net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) to: (i) purchase through a tender offer any and all of our outstanding senior notes due 2013, and to redeem any such notes that are not validly tendered and accepted for payment in the tender offer; (ii) redeem all of our outstanding senior notes due 2010 and 2011; and (iii) repay approximately $103.3 million of our outstanding intercompany indebtedness, which as of April 30, 2010, totaled $129.5 million (all intercompany indebtedness is eliminated in any presentation of consolidated indebtedness). As a result of the tender offer and redemptions, we expect to recognize a loss on early extinguishment of debt of approximately $5 million during the 2010 second quarter.

16.	Stockholders’ Equity

a. Series B Preferred Stock

At March 31, 2010, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of March 31, 2010, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 58% (or 69%, assuming MatlinPatterson had exercised the Warrant for cash on such date) of the total number of shares of our common stock outstanding on an if-converted basis.

b. Warrant

At March 31, 2010, MatlinPatterson holds a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which is exercisable for Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock. The Warrant contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for twenty out of thirty consecutive trading days: $7.50, $9.00, and $10.50, respectively.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2010, we do not anticipate non-performance by counterparties to our outstanding derivative contracts and in addition, such contracts were liabilities and we therefore had no counterparty risk.

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

In June 2008, we repaid $35 million of our Term Loan A in connection with an amendment to our Term Loan A agreement which also required amortization payments of $2.5 million per quarter resulting in the related interest rate swap being ineffective, and as a result, we recorded a $0.1 million loss on early extinguishment of debt during the three months ended March 31, 2009. During the 2009 third quarter, we repaid in full and terminated our Term Loan A credit facility, and made a $3.7 million payment to terminate our Term Loan A swap agreement.

The estimated fair value of the Term Loan B swaps at March 31, 2010 and December 31, 2009 represented liabilities of $25.7 million and $24.7 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2010 and 2009, we recorded an after-tax other comprehensive loss of $0.6 million and income of $1.0 million, respectively, related to the swap agreements.

18.	Mortgage Credit Facilities

At March 31, 2010, we had approximately $32.4 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility. The lender generally does not have discretion to refuse to fund requests under the repurchase facility if our mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize this facility. The lender has the right to terminate the repurchase facility on not less than 90 days notice. These mortgage credit facilities are scheduled to mature in July 2010 and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $3.2 million. We are currently negotiating with the lender on these facilities to replace or amend them. These facilities also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the $3.2 million cash collateral requirement), and satisfy pretax income (loss) requirements. As of March 31, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

Secured Project Debt and Other Notes Payable—These notes are for purchase money deeds of trust on land acquired and certain other real estate inventory construction, including secured bank acquisition, development and construction loans and community development district bonds. Due to the short-term duration of these notes, the carrying value of these notes approximates their fair value.

Senior and Senior Subordinated Notes Payable—The public senior and senior subordinated notes are traded over the counter and their fair values were based upon the values of their last trade at the end of the period. The Term Loan notes were based on quoted market prices at the end of the period.

Mortgage Loan Commitments—These instruments consist of our commitments to sell loans to investors resulting from extending interest rate locks to loan applicants. Fair values of these instruments are based on market rates of similar interest rate locks.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$591,663	$591,663	$602,222	$602,222
Financial services:
Cash and equivalents	$11,918	$11,918	$11,602	$11,602
Mortgage loans held for investment, net	$10,510	$10,510	$10,818	$10,818
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$25,662	$25,662	$59,531	$59,531
Senior notes payable, net	$993,576	$965,947	$993,018	$931,710
Senior subordinated notes payable, net	$105,028	$112,281	$104,177	$110,228
Financial services:
Mortgage credit facilities	$32,434	$32,434	$40,995	$40,995
Off-balance sheet financial instruments:
Mortgage loan commitments	$50,546	$51,348	$45,774	$46,481

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

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with ASC 820 as of or for the three months ended March 31, 2010:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale, net	$32,838	$—	$32,838	$—
Liabilities:
Interest rate swaps	$25,738	$—	$25,738	$—

Mortgage Loans Held for Sale—These consist of first mortgages on single-family residences which are eligible for sale to Fannie Mae, FHA or VA, as applicable. Fair values of these loans are based on quoted prices from third party investors when preselling loans. In accordance with the provisions of ASC Topic 825, Financial Instruments (“ASC 825”), mortgage loans held for sale are measured at fair value.

Interest Rate Swaps—The fair value of interest rate swap agreements is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, based on quoted mid-market prices or pricing models using current mid-market rates.

20.	Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At March 31, 2010, we had two option contracts outstanding with third party financial entities with approximately $2.4 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At March 31, 2010, we had non-refundable cash deposits and letters of credit outstanding of approximately $13.8 million and capitalized preacquisition and other development and construction costs of approximately $4.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $149.0 million. Approximately $1.2 million of the remaining purchase price has been capitalized in inventories not owned in the accompanying condensed consolidated balance sheets.

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

For the three months ended March 31, 2010 and 2009, we incurred pretax charges (net of recoveries) of $0 and $2.1 million, respectively, related to deposit write-offs. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

Our joint ventures typically obtain secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced. As of March 31, 2010, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, three joint ventures had an aggregate of $37.5 million in recourse project specific financing, with maturity dates ranging from June 2010 to January 2011, and one had $178.5 million of nonrecourse project specific financing. This nonrecourse project specific financing matured on March 31, 2010 and has not been repaid. The agent for the lenders has provided the joint venture with a notice of default and demand for payment, and as of the date hereof, discussions are ongoing between the agent and the joint venture members. In addition, as of March 31, 2010, we had $15.6 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $1.6 million remaining in cost to complete.

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects. At March 31, 2010, we had approximately $211.8 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $60.8 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $49.5 million at March 31, 2010 and carried a weighted average interest rate of approximately 5.0%. Interest rate risks related to these obligations are mitigated through the preselling of loans to investors. As of March 31, 2010, Standard Pacific Mortgage had approximately $33.9 million in closed mortgage loans held for sale and $50.5 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Our total insurance and litigation accruals as of March 31, 2010 and December 31, 2009 were $72.1 million and $71.7 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets. Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f. Restructuring Costs

Our operations have been impacted by the weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. Our restructuring activities are substantially complete as of March 31, 2010. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

The Company recorded no restructuring during the first quarter of 2010. Below is a summary of restructuring charges (including financial services) incurred during the three months ended March 31, 2009, and the cumulative amount incurred from January 1, 2008 through March 31, 2010:

	Three Months Ended March 31, 2009	Incurred to Date
	(Dollars in thousands)
Employee severance costs	$10,264	$28,910
Lease termination and other exit costs	2,719	13,417
Property and equipment disposals	664	4,338

	$13,647	$46,665

During the three months ended March 31, 2009, employee severance costs of $9.3 million were included in homebuilding selling, general and administrative expenses and $1.0 million were included in homebuilding cost of sales, while lease termination and other exit costs were included in homebuilding selling, general and administrative expenses and property and equipment disposals were included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Three Months Ended March 31, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$1,417	$5,810	$—	$7,227
Restructuring costs accrued and other adjustments during the period	—	—	—	—
Restructuring costs paid during the period	(1,100)	(985)	—	(2,085)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$317	$4,825	$—	$5,142

	Three Months Ended March 31, 2009
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$4,917	$6,045	$—	$10,962
Restructuring costs accrued and other adjustments during the period	10,264	2,719	664	13,647
Restructuring costs paid during the period	(5,013)	(1,753)	—	(6,766)
Non-cash settlements	—	—	(664)	(664)

Restructuring accrual, end of the period	$10,168	$7,011	$—	$17,179

21.	Income Taxes

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carry back net operating losses to tax years where we have previously paid income taxes based on applicable federal law; and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our condensed consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

During the three months ended March 31, 2010 and 2009, we recorded noncash deferred tax valuation allowances of $2.0 million and $19.2 million, respectively, in accordance with ASC 740. As of March 31, 2010, our total deferred tax asset valuation allowance was $536.6 million. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

We underwent a change in ownership under Section 382 during the 2008 second quarter as a result of closing the first phase of the investment by MatlinPatterson in our preferred stock. As of December 31, 2009, approximately $190.0 million of our deferred tax asset represented unrealized built-in losses. Future realization of this $190.0 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets. As of December 31, 2009, approximately $312.2 million of our gross federal net operating loss carryforwards and approximately $327.8 million of our gross state net operating loss carryforwards were subject to a gross annual deduction limitation. The gross annual deduction limitation for federal and state income tax purposes is approximately $15.6 million each, which is generally realized over a 20 year period commencing on the date of the ownership change. Assets with certain tax attributes sold five years after the original ownership change are not subject to the Section 382 limitation. Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

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

During the three months ended March 31, 2010, we increased our accrued liability for uncertain tax positions by approximately $4.4 million related to federal income taxes. We do not anticipate any significant changes to the accrued liability for uncertain tax positions during the next 12-month period. As of March 31, 2010, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2004 through 2009.

22.	Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC Topic 360.

These divisions had substantially ceased operating activities during 2009, and had no assets or liabilities remaining as of December 31, 2009. The following amounts related to the Tucson and San Antonio homebuilding divisions for the first quarter of 2009 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

Three Months Ended March 31, 2009
(Dollars in thousands)
Home sale revenues	$672
Land sale revenues	—

Total revenues	672

Cost of home sales	(799)
Cost of land sales	—

Total cost of sales	(799)

Gross margin	(127)
Selling, general and administrative expenses	(630)
Other expense	(3)

Pretax loss	(760)
Benefit for income taxes	256

Net loss from discontinued operations	$(504)

We did not record any impairments related to our discontinued operations during the three months ended March 31, 2009.

23.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$31,003	$25,368
Income taxes	$31	$359
Supplemental Disclosures of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$31	$5,284
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$—	$3,370
Changes in inventories not owned	$6,055	$6,508
Changes in liabilities from inventories not owned	$2,549	$678
Changes in noncontrolling interests	$3,506	$5,830

24.	Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$77,581	$81,611	$16,177	$—	$175,369
Cost of sales	(55,980)	(66,609)	(12,917)	—	(135,506)

Gross margin	21,601	15,002	3,260	—	39,863

Selling, general and administrative expenses	(16,964)	(14,732)	(1,056)	—	(32,752)
Income (loss) from unconsolidated joint ventures	(437)	(16)	19	—	(434)
Equity income (loss) of subsidiaries	(1,919)	—	—	1,919	—
Interest expense	(5,555)	(5,961)	(469)	—	(11,985)
Other income (expense)	(908)	(228)	1,560	—	424

Homebuilding pretax income (loss)	(4,182)	(5,935)	3,314	1,919	(4,884)

Financial Services:
Financial services pretax income (loss)	(33)	33	(98)	—	(98)

Income (loss) from continuing operations before income taxes	(4,215)	(5,902)	3,216	1,919	(4,982)
(Provision) benefit for income taxes	(856)	1,329	(562)	—	(89)

Income (loss) from continuing operations	(5,071)	(4,573)	2,654	1,919	(5,071)
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$(5,071)	$(4,573)	$2,654	$1,919	$(5,071)

	Three Months Ended March 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$83,083	$126,452	$—	$—	$209,535
Cost of sales	(85,925)	(115,415)	(97)	—	(201,437)

Gross margin	(2,842)	11,037	(97)	—	8,098

Selling, general and administrative expenses	(31,815)	(20,387)	(177)	—	(52,379)
Income (loss) from unconsolidated joint ventures	2,445	694	(50)	—	3,089
Equity income (loss) of subsidiaries	(12,431)	—	—	12,431	—
Interest expense	(5,050)	(4,713)	(1,278)	—	(11,041)
Gain (loss) on early extinguishment of debt	5,191	—	—	—	5,191
Other income (expense)	111	(1,840)	962	—	(767)

Homebuilding pretax income (loss)	(44,391)	(15,209)	(640)	12,431	(47,809)

Financial Services:
Financial services pretax income (loss)	(41)	41	(904)	—	(904)

Income (loss) from continuing operations before income taxes	(44,432)	(15,168)	(1,544)	12,431	(48,713)
(Provision) benefit for income taxes	(5,040)	4,793	(8)	—	(255)

Income (loss) from continuing operations	(49,472)	(10,375)	(1,552)	12,431	(48,968)
Loss from discontinued operations, net of income taxes	—	(504)	—	—	(504)

Net income (loss)	$(49,472)	$(10,879)	$(1,552)	$12,431	$(49,472)

24.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$189,377	$344	$387,814	$—	$577,535
Restricted cash	—	—	14,128	—	14,128
Trade and other receivables	261,588	3,818	115,328	(359,978)	20,756
Inventories:
Owned	325,823	587,998	116,337	—	1,030,158
Not owned	10,216	5,279	290	—	15,785
Investments in unconsolidated joint ventures	12,571	2,543	25,670	—	40,784
Investments in subsidiaries	903,608	—	—	(903,608)	—
Deferred income taxes, net	9,686	—	—	148	9,834
Other assets	20,325	6,988	119	(10)	27,422

	1,733,194	606,970	659,686	(1,263,448)	1,736,402

Financial Services:
Cash and equivalents	—	—	8,723	—	8,723
Restricted cash	—	—	3,195	—	3,195
Mortgage loans held for sale, net	—	—	32,838	—	32,838
Mortgage loans held for investment, net	—	—	10,510	—	10,510
Other assets	—	—	5,643	(2,576)	3,067

	—	—	60,909	(2,576)	58,333

Total Assets	$1,733,194	$606,970	$720,595	$(1,266,024)	$1,794,735

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$6,989	$12,219	$2,767	$(202)	$21,773
Accrued liabilities	132,659	286,102	12,576	(251,089)	180,248
Secured project debt and other notes payable	60,374	17,003	53,700	(105,415)	25,662
Senior notes payable	993,576	—	—	—	993,576
Senior subordinated notes payable	105,028	—	—	—	105,028

	1,298,626	315,324	69,043	(356,706)	1,326,287

Financial Services:
Accounts payable and other liabilities	—	—	4,656	(3,210)	1,446
Mortgage credit facilities	—	—	34,934	(2,500)	32,434

	—	—	39,590	(5,710)	33,880

Total Liabilities	1,298,626	315,324	108,633	(362,416)	1,360,167

Equity:
Total Stockholders’ Equity	434,568	291,646	611,962	(903,608)	434,568

Total Equity	434,568	291,646	611,962	(903,608)	434,568

Total Liabilities and Equity	$1,733,194	$606,970	$720,595	$(1,266,024)	$1,794,735

24.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$183,135	$402	$403,615	$—	$587,152
Restricted cash	—	—	15,070	—	15,070
Trade and other receivables	233,879	1,612	95,746	(318,561)	12,676
Inventories:
Owned	307,429	561,923	116,970	—	986,322
Not owned	823	10,847	100	—	11,770
Investments in unconsolidated joint ventures	12,419	2,534	25,462	—	40,415
Investments in subsidiaries	905,297	—	—	(905,297)	—
Deferred income taxes, net	9,283	—	—	148	9,431
Other assets	123,612	7,378	138	(42)	131,086

	1,775,877	584,696	657,101	(1,223,752)	1,793,922

Financial Services:
Cash and equivalents	—	—	8,407	—	8,407
Restricted cash	—	—	3,195	—	3,195
Mortgage loans held for sale, net	—	—	41,048	—	41,048
Mortgage loans held for investment, net	—	—	10,818	—	10,818
Other assets	—	—	5,920	(2,299)	3,621

	—	—	69,388	(2,299)	67,089

Total Assets	$1,775,877	$584,696	$726,489	$(1,226,051)	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$9,177	$10,986	$2,741	$(202)	$22,702
Accrued liabilities	167,599	257,007	11,494	(236,252)	199,848
Secured project debt and other notes payable	66,108	16,978	55,115	(78,670)	59,531
Senior notes payable	993,018	—	—	—	993,018
Senior subordinated notes payable	104,177	—	—	—	104,177

	1,340,079	284,971	69,350	(315,124)	1,379,276

Financial Services:
Accounts payable and other liabilities	—	—	4,566	(3,130)	1,436
Mortgage credit facilities	—	—	43,495	(2,500)	40,995

	—	—	48,061	(5,630)	42,431

Total Liabilities	1,340,079	284,971	117,411	(320,754)	1,421,707

Equity:
Total Stockholders’ Equity	435,798	296,219	609,078	(905,297)	435,798
Noncontrolling interests	—	3,506	—	—	3,506

Total Equity	435,798	299,725	609,078	(905,297)	439,304

Total Liabilities and Equity	$1,775,877	$584,696	$726,489	$(1,226,051)	$1,861,011

24.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$13,113	$178	$20,279	$—	$33,570

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(620)	(25)	(200)	—	(845)
Distributions from unconsolidated homebuilding joint ventures	—	—	11	—	11
Other investing activities	(131)	(17)	(26)	—	(174)

Net cash provided by (used in) investing activities	(751)	(42)	(215)	—	(1,008)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	942	—	942
Principal payments on secured project debt and other notes payable	(6,404)	(194)	(28,160)	—	(34,758)
Net proceeds from (payments on) mortgage credit facilities	—	—	(8,561)	—	(8,561)
(Contributions to) distributions from Corporate and subsidiaries	(230)	—	230	—	—
Excess tax benefitts from share-based payment arrangements	27	—	—	—	27
Proceeds from the exercise of stock options	487	—	—	—	487

Net cash provided by (used in) financing activities	(6,120)	(194)	(35,549)	—	(41,863)

Net increase (decrease) in cash and equivalents	6,242	(58)	(15,485)	—	(9,301)
Cash and equivalents at beginning of period	183,135	402	412,022	—	595,559

Cash and equivalents at end of period	$189,377	$344	$396,537	$—	$586,258

	Three Months Ended March 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$99,248	$2,999	$26,751	$—	$128,998

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	505	(194)	(2,621)	—	(2,310)
Distributions from unconsolidated homebuilding joint ventures	827	—	135	—	962
Other investing activities	(178)	12	14	—	(152)

Net cash provided by (used in) investing activities	1,154	(182)	(2,472)	—	(1,500)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	(120,318)	—	(120,318)
Net proceeds from (payments on) revolving credit facility	(19,630)	—	—	—	(19,630)
Principal payment on secured project debt and other notes payable	—	(2,857)	(8,230)	—	(11,087)
Principal payments on senior notes payable	(36,973)	—	—	—	(36,973)
Net proceeds from (payments on) mortgage credit facilities	—	—	(16,715)	—	(16,715)
Distributions from (contributions to) corporate and subsidiaries	2,282	—	(2,282)	—	—

Net cash provided by (used in) financing activities	(54,321)	(2,857)	(147,545)	—	(204,723)

Net increase (decrease) in cash and equivalents	46,081	(40)	(123,266)	—	(77,225)
Cash and equivalents at beginning of period	115,924	440	509,481	—	625,845

Cash and equivalents at end of period	$162,005	$400	$386,215	$—	$548,620

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There have been no significant changes to our critical accounting policies from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:

Variable Interest Entities

We account for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Various modifications to ASC 810 were adopted on January 1, 2010. Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$174,913	$206,233
Land sale revenues	456	3,302

Total revenues	175,369	209,535

Cost of home sales	(135,253)	(196,702)
Cost of land sales	(253)	(4,735)

Total cost of sales	(135,506)	(201,437)

Gross margin	39,863	8,098

Gross margin percentage	22.7%	3.9%

Selling, general and administrative expenses	(32,752)	(52,379)
Income (loss) from unconsolidated joint ventures	(434)	3,089
Interest expense	(11,985)	(11,041)
Gain (loss) on early extinguishment of debt	—	5,191
Other income (expense)	424	(767)

Homebuilding pretax loss	(4,884)	(47,809)

Financial Services:
Revenues	2,298	2,050
Expenses	(2,429)	(2,995)
Other income	33	41

Financial services pretax loss	(98)	(904)

Loss from continuing operations before income taxes	(4,982)	(48,713)
Provision for income taxes	(89)	(255)

Loss from continuing operations	(5,071)	(48,968)
Loss from discontinued operations, net of income taxes	—	(504)

Net loss	(5,071)	(49,472)
Less: Net loss allocated to preferred shareholders	3,002	30,394

Net loss available to common stockholders	$(2,069)	$(19,078)

Basic Loss Per Common Share:
Continuing operations	$(0.02)	$(0.21)
Discontinued operations	—	—

Basic loss per common share	$(0.02)	$(0.21)

Diluted Loss Per Common Share:
Continuing operations	$(0.02)	$(0.21)
Discontinued operations	—	—

Diluted loss per common share	$(0.02)	$(0.21)

Weighted Average Common Shares Outstanding:
Basic	101,836,408	92,784,541
Diluted	101,836,408	92,784,541
Weighted average additional common shares outstanding if Preferred Shares Converted to Common Shares	147,812,786	147,812,786
Net cash provided by (used in) operating activities	$33,570	$128,998
Net cash provided by (used in) investing activities	$(1,008)	$(1,500)
Net cash provided by (used in) financing activities	$(41,863)	$(204,723)
Adjusted Homebuilding EBITDA (1)	$21,879	$2,069

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$33,570	$128,998
Add:
Provision for income taxes	89	—
Deferred tax valuation allowance	(2,048)	(19,167)
Homebuilding interest amortized to cost of sales and interest expense	23,781	25,718
Excess tax benefits from share-based payment arrangements	27	—
Less:
Loss from financial services subsidiary	(131)	(945)
Depreciation and amortization from financial services subsidiary	157	175
(Gain) loss on disposal of property and equipment	(36)	663
Net changes in operating assets and liabilities:
Trade and other receivables	8,080	6,393
Mortgage loans held for sale	(8,544)	(15,799)
Inventories-owned	40,826	(41,822)
Inventories-not owned	11,062	678
Deferred income taxes	1,959	19,167
Other assets	(108,412)	(120,274)
Accounts payable and accrued liabilities	21,479	18,070

Adjusted Homebuilding EBITDA	$21,879	$2,069

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009

Overview

Our operations continue to be impacted by weak housing demand in substantially all of our markets driven by a housing supply/demand imbalance (including as a result of record foreclosures), declining home prices, low consumer confidence and high unemployment. Despite these factors, our net loss for the three months ended March 31, 2010 decreased considerably from the year earlier period. We were successful in improving our homebuilding gross margin during the quarter and reducing our selling, general and administrative (“SG&A”) expenses, which reflects our efforts to adjust our overhead structure to better align our operations with the decline in demand for new homes. In addition, our 2010 first quarter consolidated average selling price, net new orders and backlog increased compared to the prior year period.

We generated a net loss of $5.1 million, or $0.02 per diluted share, during the 2010 first quarter, compared to a net loss of $49.5 million, or $0.21 per diluted share, in the first quarter of 2009. The decrease in net loss was primarily the result of higher gross margins, reduced asset impairments, a higher average sales price and lower overhead costs. The 2009 first quarter results included $30.8 million of asset impairment charges, $14.1 million of restructuring charges and a $5.2 million gain on the early extinguishment of debt. The 2010 first quarter did not include any asset impairment or restructuring charges.

We generated cash flows from operations of $33.6 million during the three months ended March 31, 2010 and ended the quarter with $591.7 million of homebuilding cash (including $14.1 million of restricted cash). Our cash flows from operations were driven primarily from the receipt of a $107.6 million 2009 federal income tax refund and were partially offset by a $51.9 million increase in inventories (largely due to $50.8 million of land purchases). Additionally, during the three months ended March 31, 2010, we reduced our consolidated homebuilding debt by approximately $32.5 million, primarily through the repayment of secured project debt.

Homebuilding

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Homebuilding revenues:
California	$98,901	$98,654
Southwest	43,699	63,233
Southeast	32,769	47,648

Total homebuilding revenues	$175,369	$209,535

Homebuilding pretax income (loss):
California	$2,215	$(18,873)
Southwest	(1,509)	(10,956)
Southeast	(3,630)	(10,768)
Corporate	(1,960)	(7,212)

Total homebuilding pretax loss	$(4,884)	$(47,809)

Homebuilding pretax impairment charges:
California	$—	$19,643
Southwest	—	7,161
Southeast	—	4,001

Total homebuilding pretax impairment charges	$—	$30,805

Homebuilding pretax impairment charges by type:
Deposit write-offs	$—	$2,055
Inventory impairments	—	28,750

Total homebuilding pretax impairment charges	$—	$30,805

We generated a homebuilding pretax loss for the 2010 first quarter of $4.9 million compared to a pretax loss of $47.8 million in the year earlier period. The decrease in pretax loss was primarily the result of a $30.8 million decrease in asset impairment charges, a $19.6 million decrease in our SG&A expenses (which included a $12.0 million decrease in restructuring charges) and a $3.8 million increase in gross margin from home sales (exclusive of impairments). In addition, the 2009 first quarter included a $5.2 million gain on early extinguishment of debt. Our homebuilding pretax loss for the 2010 first quarter did not include any charges related to asset impairments, debt extinguishment or other restructuring charges. For the 2009 first quarter, the inventory impairment charges and the deposit write-offs, detailed in the table above, were included in cost of sales and other income (expense), respectively.

Homebuilding revenues for the 2010 first quarter decreased 16% from the year earlier period as a result of a 22% decrease in consolidated new home deliveries, partially offset by a 9% increase in our consolidated average home price to $326,000.

	Three Months Ended March 31,
	2010	2009	% Change
New homes delivered:
California	218	218	0%

Arizona	47	72	(35%	)
Texas (1)	90	128	(30%	)
Colorado	25	30	(17%	)
Nevada	—	2	(100%	)

Total Southwest	162	232	(30%	)

Florida	86	160	(46%	)
Carolinas	71	77	(8%	)

Total Southeast	157	237	(34%	)

Consolidated total	537	687	(22%	)
Unconsolidated joint ventures (2)	13	19	(32%	)
Discontinued operations	—	3	(100%	)

Total (including joint ventures) (2)	550	709	(22%	)

(1)	Texas excludes our San Antonio division, which was classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures and discontinued operations) decreased 22% during the 2010 first quarter as compared to the prior year period. The decline in deliveries was partially due to the significant reduction in the number of completed and unsold homes available for sale at the beginning of the 2010 first quarter as compared to the year earlier period and, to a lesser extent, a 7% decrease in our beginning backlog level as compared to the prior year period.

	Three Months Ended March 31,
	2010	2009	% Change
Average selling prices of homes delivered:
California	$454,000	$453,000	0%

Arizona	198,000	225,000	(12%	)
Texas (1)	299,000	274,000	9%
Colorado	298,000	299,000	(0%	)
Nevada	—	234,000	—

Total Southwest	270,000	261,000	3%

Florida	188,000	192,000	(2%	)
Carolinas	227,000	211,000	8%

Total Southeast	206,000	198,000	4%

Consolidated (excluding joint ventures)	326,000	300,000	9%
Unconsolidated joint ventures (2)	492,000	538,000	(9%	)
Discontinued operations	—	224,000	—

Total (including joint ventures) (2)	$330,000	$306,000	8%

(1)	Texas excludes our San Antonio division, which was classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

During the 2010 first quarter, our consolidated average home price (excluding joint ventures and discontinued operations) increased 9% to $326,000 versus $300,000 for the year earlier period. The increase in our consolidated average home price was due primarily to a greater proportion of homes delivered within California during the quarter as compared to the 2009 first quarter.

Our average home price in California (exclusive of joint ventures) was up slightly to $454,000 for the 2010 first quarter, which reflected higher prices partially offset by a mix shift in deliveries.

Our average home prices in Arizona and Florida for the 2010 first quarter were down 12% and 2%, respectively, largely due to general price declines, while average home prices in Texas and the Carolinas were up 9% and 8%, respectively, primarily due to product mix shifts within these states.

Gross Margin

Our 2010 first quarter homebuilding gross margin percentage (including land sales) was 22.7% compared to 3.9% in the prior year period. The 2010 first quarter gross margin reflected no inventory impairment charges, whereas the 2009 first quarter included $28.7 million of pretax inventory impairment charges. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the three months ended March 31, 2009, were generally in the 6% to 12% range and discount rates were generally in the 15% to 25% range. Our 2010 first quarter gross margin percentage from home sales was 22.7% versus an adjusted gross margin from home sales for the year earlier period of 17.4% (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 530 basis point improvement in our 2010 first quarter gross margin from home sales was primarily the result of a larger mix of California deliveries, lower direct construction costs, and to a lesser extent, price increases in California.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three months ended March 31, 2010 and 2009 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended March 31,
	2010	Gross Margin %	2009	Gross Margin %
	(Dollars in thousands)
Homebuilding gross margin	$39,863	22.7%	$8,098	3.9%
Less: Land sale revenues	(456)		(3,302)
Add: Cost of land sales	253		4,735

Gross margin from home sales	39,660	22.7%	9,531	4.6%
Add: Housing inventory impairment charges	—		26,332

Gross margin from home sales, as adjusted	$39,660	22.7%	$35,863	17.4%

We believe that the measures described above, which exclude housing inventory impairment charges, are useful to management and investors as they provide a perspective on the underlying operating performance of the business by excluding these charges and provides comparability with the Company’s peer group. However, it should be noted that such measures are not GAAP financial measures and other companies in the homebuilding industry may calculate these measures differently. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Restructuring Activities

During the 2010 first quarter, we did not incur any restructuring charges as compared to $13.6 million for the 2009 first quarter. We believe that our restructuring activities are substantially complete as of March 31, 2010. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs. We estimate that employee severance and lease termination actions taken during 2009 and 2008 will result in gross savings of approximately $75 million for 2010, primarily related to SG&A expenses.

SG&A Expenses

Our 2010 first quarter SG&A expenses (including Corporate G&A) decreased $19.6 million, or 37%, from the year earlier period resulting in an SG&A rate from home sales of 18.7% versus 25.4% in the prior year period. Our 2010 first quarter SG&A rate from home sales was 18.7% versus an adjusted rate of 19.6% for the 2009 first quarter, despite a 15% decline in home sale revenues (please see the table set forth below reconciling this non-GAAP measure to our SG&A expenses). The 90 basis point decrease in the year-over-year as adjusted SG&A rate was primarily due to our general focus on reducing our SG&A expenses and was driven largely by reductions in personnel costs, commissions and model costs.

The table set forth below reconciles our SG&A expenses and SG&A rate from home sales for the three months ended March 31, 2010 and 2009 to our SG&A expenses and SG&A rate from home sales, excluding restructuring charges:

	Three Months Ended March 31,
	2010	SG&A % (excl. land sales)	2009	SG&A % (excl. land sales)
	(Dollars in thousands)
Selling, general and administrative expenses	$32,752	18.7%	$52,379	25.4%
Less: Restructuring charges	—	—	(12,001)	(5.8%	)

Selling, general and administrative expenses, excluding restructuring charges	$32,752	18.7%	$40,378	19.6%

We believe that the measures described above, which exclude restructuring charges, are useful to management and investors as they provide a perspective on the underlying operating performance of the business excluding these charges and provides comparability with the Company’s peer group. However, it should be noted that such measures are not GAAP financial measures and other companies in the homebuilding industry may calculate these measures differently. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Unconsolidated Joint Ventures

We recognized a $0.4 million loss from unconsolidated joint ventures during the 2010 first quarter compared to income of $3.1 million in the year earlier period. The loss in the 2010 first quarter primarily represented $0.9 million of losses related to a Southern California land development joint venture, partially offset by $0.5 million of income related to a Northern California homebuilding joint venture. The income in the 2009 first quarter primarily represented $3.2 million of income from land deposits forfeited at one Southern California land development joint venture.

Interest Expense

For the three months ended March 31, 2010, we expensed $12.0 million of interest costs versus $11.0 million in the prior year period related to the portion of real estate inventories which we were not actively preparing for their intended use, and as a result were deemed unqualified assets in accordance with ASC Topic 835, Interest. To the extent our debt exceeds our qualified inventory in the future, we will expense a portion of the interest related to such debt.

Gain (Loss) on Early Extinguishment of Debt

During the three months ended March 31, 2010, we did not recognize any gain or loss on early extinguishment of debt. During the three months ended March 31, 2009, we recognized a $5.3 million gain on early extinguishment of debt related to the early redemption of $22.5 million of our 2010 senior notes and $4.4 million of our 2011 senior notes, partially offset by $0.1 million expense associated with the ineffectiveness of our Term Loan A interest rate swap as a result of the early pay down of a portion of our Term Loan A facility.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2010 primarily related to interest income. Other income (expense) for the three months ended March 31, 2009 included pretax charges of $2.1 million related to the write-off of option deposits, offset by $1.2 million of interest income.

	Three Months Ended March 31,
	2010	2009	% Change		% Change Same Store (1)
Net new orders (2):
California	290	263	10%		33%

Arizona	60	40	50%		106%
Texas (3)	106	108	(2%	)	9%
Colorado	29	29	0%		17%
Nevada	3	—	—		—

Total Southwest	198	177	12%		36%

Florida	141	179	(21%	)	28%
Carolinas	130	115	13%		18%

Total Southeast	271	294	(8%	)	22%

Consolidated total	759	734	3%		30%
Unconsolidated joint ventures (4)	15	50	(70%	)	0%
Discontinued operations	—	2	(100%	)	—

Total (including joint ventures)	774	786	(2%	)	28%

	Three Months Ended March 31,
	2010	2009	% Change
Average number of selling communities during the period:
California	44	53	(17%	)

Arizona	8	11	(27%	)
Texas (3)	18	20	(10%	)
Colorado	6	7	(14%	)
Nevada	1	2	(50%	)

Total Southwest	33	40	(18%	)

Florida	24	39	(38%	)
Carolinas	25	26	(4%	)

Total Southeast	49	65	(25%	)

Consolidated total	126	158	(20%	)
Unconsolidated joint ventures (4)	3	10	(70%	)
Discontinued operations	—	—	—

Total (including joint ventures)	129	168	(23%	)

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.

(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

(3)	Texas excludes our San Antonio division, which was classified as a discontinued operation.

(4)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

Net new orders (excluding joint ventures and discontinued operations) for the 2010 first quarter increased 3% to 759 new homes, despite a 20% decrease in the number of average active selling communities from 158 to 126. Our consolidated cancellation rate for the three months ended March 31, 2010 was 15%, down from 21% for the 2009 fourth quarter and 24% for the 2009 first quarter. Our monthly sales absorption rate for the 2010 first quarter was 2.0 per community, up from 1.5 per community for the 2009 first quarter. The improvement in our sales absorption rate for the 2010 first quarter as compared to the 2009 first quarter was due to sales increases in all of our markets on a per community basis, with absorption rates relatively better in California and Arizona. Although sales absorption rates improved during 2010 as compared to the prior year, they still remained low relative to historical rates and reflected weaker demand in substantially all of our markets, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment. These conditions have been magnified by the tightening of available mortgage credit for homebuyers.

	At March 31,
	2010		2009		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes		Dollar Value
Backlog ($ in thousands):
California	319	$154,630	199	$89,954	60%		72%

Arizona	60	12,518	44	9,535	36%		31%
Texas (1)	125	37,415	110	33,468	14%		12%
Colorado	58	16,847	77	23,814	(25%	)	(29%	)
Nevada	3	591	2	458	50%		29%

Total Southwest	246	67,371	233	67,275	6%		0%

Florida	133	25,709	166	33,930	(20%	)	(24%	)
Carolinas	123	30,559	91	21,049	35%		45%

Total Southeast	256	56,268	257	54,979	(0%	)	2%

Consolidated total	821	278,269	689	212,208	19%		31%
Unconsolidated joint ventures (2)	11	5,072	57	33,744	(81%	)	(85%	)

Total (including joint ventures)	832	$283,341	746	$245,952	12%		15%

(1)	Texas excludes our San Antonio division, which was classified as a discontinued operation.

(2)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) as of March 31, 2010 increased 31% from the year earlier period to $278.3 million, or 821 homes. The increase in backlog value from the 2009 first quarter was driven primarily by a mix shift to more California homes, a 7% increase in our California average home price in backlog, and to a lesser extent, increased sales for the 2010 first quarter. Our

California backlog made up 39% of all homes in consolidated backlog compared to 29% in the prior year period.

	At March 31,
	2010	2009	% Change
Building sites owned or controlled:
California	8,174	8,254	(1%	)

Arizona	1,974	2,062	(4%	)
Texas (1)	1,681	1,736	(3%	)
Colorado	271	344	(21%	)
Nevada	1,218	1,992	(39%	)

Total Southwest	5,144	6,134	(16%	)

Florida	4,881	6,584	(26%	)
Carolinas	2,306	1,801	28%

Total Southeast	7,187	8,385	(14%	)

Total (including joint ventures)	20,505	22,773	(10%	)

Building sites owned	16,220	18,265	(11%	)
Building sites optioned or subject to contract	3,295	2,281	44%
Joint venture lots (2)	990	2,227	(56%	)

Total (including joint ventures)	20,505	22,773	(10%	)

(1)	Texas excludes our San Antonio division, which was classified as a discontinued operation.

(2)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of March 31, 2010 decreased 10% from the year earlier period, but was up 7% from the 19,191 lots owned and controlled as of December 31, 2009.

	At March 31,
	2010	2009	% Change
Homes under construction (including specs):
Consolidated (excluding podium projects)	1,104	865	28%
Podium projects	—	134	(100%	)

Total consolidated	1,104	999	11%
Joint ventures	18	44	(59%	)

Total	1,122	1,043	8%

Spec homes under construction:
Consolidated (excluding podium projects)	548	494	11%
Podium projects	—	134	(100%	)

Total consolidated	548	628	(13%	)
Joint ventures	11	24	(54%	)

Total	559	652	(14%	)

Completed and unsold homes:
Consolidated (excluding podium projects)	226	500	(55%	)
Podium projects	28	104	(73%	)

Total consolidated	254	604	(58%	)
Joint ventures	11	108	(90%	)

Total continuing operations (1)	265	712	(63%	)
Discontinued operations	—	1	(100%	)

Total	265	713	(63%	)

(1)	Excludes our San Antonio division, which was classified as a discontinued operation.

We continue to remain focused on managing the number of completed and unsold homes and spec homes under construction to better match new construction starts with current sales volume. As of March 31, 2010, the number of spec homes under construction and completed unsold homes (exclusive of joint ventures) decreased 13% and 58%, respectively, from the year earlier period. Total homes under construction (excluding joint ventures) as of March 31, 2010 increased 11% compared to March 31, 2009 as a result of the 19% increase in the number of homes in our consolidated 2010 first quarter backlog as compared to the year earlier period.

Financial Services

In the 2010 first quarter, our financial services subsidiary generated a pretax loss of approximately $0.1 million compared to a pretax loss of $0.9 million in the year earlier period. The decrease in pretax loss was driven primarily by higher margins on loans closed and sold and a $0.2 million decrease in loan loss reserves from approximately $1.0 million for the 2009 first quarter to $0.8 million for the 2010 first quarter, and was partially offset by a 13% decrease in the volume of loans closed and sold compared to the year earlier period. Additionally, operating expenses were down $0.6 million due to a decrease in personnel expenses resulting principally from a reduction in headcount to better align our fixed overhead with lower production levels.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations:

	Three Months Ended March 31,
	2010	2009
Mortgage Loan Origination Product Mix:
Conforming loans	54%	43%
Government loans (FHA and VA)	46%	56%
Jumbo loans	0%	1%

	100%	100%

Loan Type:
Fixed	96%	100%
ARM	4%	0%
Credit Quality:
FICO score ≥ 700	94%	96%
FICO score between 620 – 699	6%	3%
FICO score < 620 (sub-prime loans)	0%	1%
Avg. FICO score	742	731
Other Data:
Avg. combined LTV ratio	85%	87%
Full documentation loans	100%	99%
Non-Full documentation loans	0%	1%
Loan Capture Rates	78%	77%

Income Taxes

During the three months ended March 31, 2010 and 2009, we recorded noncash valuation allowances of $2.0 million and $19.2 million, respectively, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). As of March 31, 2010, we had a $536.6 million net deferred tax asset (excluding the $9.8 million deferred tax asset relating to our interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and sheltering a portion of taxable income.

Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of our Tucson and San Antonio assets. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC Topic 360, Property, Plant, and Equipment.

Net loss from discontinued operations for the three months ended March 31, 2010 and 2009 was approximately $0 and $0.5 million, respectively.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

•	land acquisitions

•	operating expenses

•	joint ventures (including capital contributions, remargin payments, and purchases of assets and partner interests)

•	construction and development expenditures

•	principal and interest payments on debt (including market repurchases and retirements)

•	market expansion (including acquisitions)

•	share repurchases

•	dividends to our stockholders

Cash requirements over the last several years have been met by:

•	internally generated funds

•	bank revolving credit facility

•	land option contracts

•	land seller notes

•	sales of our equity through public and private offerings

•	proceeds received upon the exercise of employee stock options

•	public and private note offerings (including convertible notes)

•	bank term loans

•	joint venture financings

•	assessment district bond financings

•	issuance of common stock as acquisition consideration

•	mortgage credit facilities

•	tax refunds

For the three months ended March 31, 2010, we generated $33.6 million in cash flows from operating activities driven primarily from the receipt of a $107.6 million tax refund related to our 2009 federal tax return, partially offset by a $51.9 million increase in our inventories (largely due to $50.8 million of land purchases). Cash flows used in financing activities reflected the net repayment of $34.8 million of homebuilding debt and $8.6 million in mortgage credit facility debt. As of March 31, 2010, our homebuilding cash balance was $591.7 million (including $14.1 million in restricted cash).

Term Loan. As of March 31, 2010, we had a $225 million term loan outstanding (the “Credit Facility”). The Credit Facility contains a financial covenant requiring the Company to either: (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth; or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Credit Facility and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Credit Facility. As of March 31, 2010, we were in compliance with each of these three ratios as illustrated below:

Covenant Requirements	Actual at March 31, 2010	Covenant Requirements at March 31, 2010
Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding Interest Incurred	3.81	≥	1.00
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA (as defined in the Credit Facility) to Consolidated Homebuilding Interest Incurred	1.26	≥	1.00
Total Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio	1.35	≤	3.00

Letter of Credit Facilities. As of March 31, 2010, we were party to four letter of credit facilities. These facilities, which require cash collateralization of outstanding letters of credit, had, as of March 31, 2010, commitments that aggregated $65 million and a total of $13.8 million in letters of credit outstanding that were secured by cash collateral deposits of $14.1 million. On April 30, 2010, we terminated one of these facilities, which reduced the total aggregate commitment available under all of these facilities to $60 million.

Senior and Senior Subordinated Notes. As of March 31, 2010, we had $906.4 million in aggregate principal amount of senior and senior subordinated notes outstanding (the “Notes”). The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation.

As of March 31, 2010, we were unable to satisfy either the leverage condition or the interest coverage condition. As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to $550 million under existing or future bank credit facilities, non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. In addition, as we were unable to satisfy either condition as of March 31, 2010, we are also prohibited from making restricted payments. Our unrestricted subsidiaries are not subject to this prohibition. As of March 31, 2010, we had approximately $385.9 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

The leverage and interest coverage conditions contained in our 6 1/4% Senior Notes due 2014 (our most restrictive series of Notes based on the leverage condition as of March 31, 2010) are set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2010	Covenant Requirements at March 31, 2010
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	3.08	≤	2.25	(1)
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	1.31	≥	2.00

(1)	The leverage ratio under the indenture governing our 9 1 /4% Senior Subordinated Notes due 2012 is ≤ 2.50.

Senior Subordinated Convertible Notes. As of March 31, 2010, we had $45.6 million in aggregate principal amount of Senior Subordinated Convertible Notes due 2012 outstanding (the “Convertible Notes”). In connection with the adoption of certain provisions of ASC Topic 470, Debt (“ASC 470”), we reclassified a portion of our Convertible Notes to stockholders equity ($10.9 million as of March 31, 2010) and the remaining principal amount will be accreted to its redemption value of $45.6 million over the remaining term of these notes.

Senior Notes Offering. On May 3, 2010, we issued $300 million of 8 3/8% senior notes due May 15, 2018 (the “2018 Notes”). The 2018 Notes rank equally with our other senior notes. We intend to use the net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) to: (i) purchase through a tender offer any and all of our outstanding senior notes due 2013, and to redeem any such notes that are not validly tendered and accepted for payment in the tender offer; (ii) redeem all of our outstanding senior notes due 2010 and 2011; and (iii) repay approximately $103.3 million of our outstanding intercompany indebtedness, which as of the date hereof, totaled $129.5 million (all intercompany indebtedness is eliminated in any presentation of consolidated indebtedness). Following the completion of the tender offer and redemption, we will have no senior or senior subordinated notes maturing until April 2012. Total scheduled maturities for 2012 are $116.1 million. As a result of the tender offer and redemptions, we expect to recognize a loss on early extinguishment of debt of approximately $5 million during the 2010 second quarter.

Potential Future Transactions. In the future, we may, from time to time, undertake negotiated or open market purchases of, or tender offers for, our notes prior to maturity when they can be purchased at prices that we believe are attractive. We may also, from time to time, engage in exchange transactions (including debt for equity and debt for debt transactions) for all or part of our notes. Such transactions, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors.

Joint Venture Loans. As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 41, our land development and homebuilding joint ventures have typically obtained secured acquisition, development and construction financing. This financing is designed to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced. As of March 31, 2010, we held interests in eight active joint ventures which had a total of approximately $37.5 million of borrowings recourse to us (three joint ventures) and $178.5 million of nonrecourse borrowings (one joint venture) outstanding.

Secured Project Debt and Other Notes Payable. At March 31, 2010, we had approximately $23.9 million outstanding in secured project debt, which was repaid in full in April 2010, and approximately $1.7 million outstanding in other notes payable. Our other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities. At March 31, 2010, we had approximately $32.4 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility. The lender generally does not have discretion to refuse to fund requests under the repurchase facility if our mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. The lender has the right to terminate the repurchase facility on not less than 90 days notice. These mortgage credit facilities are scheduled to mature in July 2010 and require Standard Pacific Mortgage to maintain cash collateral accounts aggregating $3.2 million. We are currently negotiating with the lender on these facilities to replace or amend them. These facilities also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the $3.2 million cash collateral requirement), and satisfy pretax income (loss) requirements. As of March 31, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance. At March 31, 2010, we had approximately $211.8 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $60.8 million remaining in cost to complete.

Availability of Additional Liquidity. The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness, except through certain exceptions, including the refinance exception), our ability to effectively access these liquidity sources for new borrowing is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During March and April of 2010, three credit rating agencies upgraded our corporate debt rating due to, among other things, the improvements in our operating performance and liquidity and our success in refinancing a significant portion of our near-term maturities.

Dividends. We paid no dividends to our stockholders during the three months ended March 31, 2010. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases. We did not repurchase capital stock during the three months ended March 31, 2010. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from repurchasing capital stock for cash.

Leverage. Our homebuilding leverage ratio was 72.1% at March 31, 2010 and our adjusted net homebuilding debt to adjusted total book capitalization was 55.1%. This adjusted ratio reflects the offset of homebuilding cash and excludes $32.4 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments, operating losses and deferred tax valuation allowances recorded by us, as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008, the $32.8 million in debt for equity exchanges completed during 2009 and the $94.1 million tax benefit recorded during 2009 related to the federal NOL carryback. Excluding the impact and timing of recording impairments, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At March 31, 2010, we had two option contracts outstanding with third party financial entities with approximately $2.4 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At March 31, 2010, we had non-refundable cash deposits and letters of credit outstanding of approximately $13.8 million and capitalized preacquisition and other development and construction costs of approximately $4.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $149.0 million. Approximately $1.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

• accessing lot positions • establishing strategic alliances • leveraging our capital base	• expanding our market opportunities • managing the financial and market risk associated withland holdings

These joint ventures typically obtain secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced.

As of March 31, 2010, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, three joint ventures had an aggregate of $37.5 million in recourse project specific financing, with maturity dates ranging from June 2010 to January 2011, and one had $178.5 million of nonrecourse project specific financing. This nonrecourse project specific financing matured on March 31, 2010 and has not been repaid. The agent for the lenders has provided the joint venture with a notice of default and demand for payment, and as of the date hereof, discussions are ongoing between the agent and the joint venture members. In addition, as of March 31, 2010, we had $15.6 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $1.6 million remaining in cost to complete.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in the interest rate on our variable rate-based term loan, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2010. We do not enter into or hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our Term Loan B through its scheduled maturity date. The swap agreements have been designated as cash flow hedges and as of March 31, 2010, the estimated fair value of the swap represented a liability of $25.7 million and was included in accrued liabilities in our condensed consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil. As of March 31, 2010, Standard Pacific Mortgage had approximately $33.9 million in closed mortgage loans held for sale and $50.5 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Standard Pacific Corp. and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	the alignment of our overhead structure with current delivery levels and our speculative starts with sales;

•	our belief that our restructuring activities are substantially complete and the amount of savings that will result from such restructuring;

•	our efforts to generate cash, reduce real estate inventories and to better align our land supply with the current levels of new housing demand;

•	the potential need for, and magnitude of, unanticipated joint venture expenditures requiring the use of our funds;

•	our ability to obtain reimbursement from our partners for their share of joint venture remargin obligations;

•	the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	housing market conditions and trends in the geographic markets in which we operate;

•	the likelihood that we will be required to complete lot takedowns on uneconomic terms;

•	the future availability of lot option structures;

•	the sufficiency of our capital resources and ability to access additional capital;

•	our exposure to loss with respect to land under purchase contract and optioned property;

•	the extent of our liability for VIE obligations and the estimates we utilize in making VIE determinations;

•	expected performance by derivative counterparties;

•	estimated remaining cost to complete the infrastructure of our projects;

•	future warranty costs;

•	litigation outcomes and related costs;

•	our ability to comply with the covenants contained in our debt instruments;

•	the estimated fair value of our swap agreements;

•	the market risk associated with loans originated by Standard Pacific Mortgage, Inc.;

•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;

•	our future marketing plans and strategies;

•	the extent and magnitude of our exposure to defective Chinese drywall, as well as our plans and intentions relating thereto;

•	changes to our unrealized tax benefits and uncertain tax positions;

•	the expected equity award forfeiture rates and vesting periods of unrecognized compensation expense;

•	our ability to realize the value of our deferred tax assets; and

•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include, but are not limited to, the risks described in Item 1A below under the heading “Risk Factors.”

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

Chinese Drywall

Like many other homebuilders, we have learned that some of our subcontractors installed drywall manufactured in China in Company constructed homes. Reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). We have conducted an internal review in an attempt to determine how many of the homes that we constructed may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of our Florida communities contain some high-sulfur Chinese drywall. We have inspected all but about 20 of the homes that we believe are likely to be impacted in these communities based on their location and drywall installation dates. Approximately 160 have been confirmed, and we are still seeking access to the remaining 20 to complete our investigation. If we were to locate high sulfur drywall outside of these communities or drywall installation dates, we would broaden the scope of our investigation. We have notified homeowners of the results of our inspections, and have offered to make comprehensive repairs, including removing and replacing all drywall and wiring. Over 85 homeowners have requested repairs and we have entered into approximately 66 settlement agreements to date. We will continue to negotiate additional settlements as we make repairs and will work through the group as quickly and efficiently as possible. Although we are encouraging homeowners to allow us to make repairs rather than engaging in litigation, approximately 50 of these homeowners have joined a federal class action lawsuit or filed suit in state court, seeking property and, in some cases, bodily injury damages. Some of these already have agreed to allow us to make repairs. We plan to vigorously defend litigation involving Chinese drywall, while seeking to make repairs wherever possible.

ITEM 1A.	RISK FACTORS

The following risk factors replace in their entirety those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The majority of our homebuyers finance their purchases through Standard Pacific Mortgage or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Many lenders have significantly tightened their underwriting standards, are requiring higher credit scores, substantial down payments, increased cash reserves, and have eliminated or significantly limited many subprime and other alternative mortgage products, including “jumbo” loan products, which are important to sales in many of our California markets. The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities. The market for mortgage-backed securities may be adversely affected by the recent decision of the Federal Reserve to curtail purchases of mortgage-backed securities and could be further adversely affected if the federal government discontinues its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market. In addition, the use of seller funded down payment assistance programs was prohibited in late 2008. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results and profitability. These conditions may continue or worsen.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for us. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. We have experienced such conditions and this has resulted in impairments of a number of our land positions and write-offs of some of our land option deposits and pre-acquisition costs when we elect not to pursue or continue projects. If current market conditions continue to deteriorate, our competition adjusts their pricing strategy or if other significant adverse changes in economic or market conditions occur, we may have to impair additional land holdings and projects, write down our investments in unconsolidated joint ventures, write off option deposits and pre-acquisition costs, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market. From time-to-time, we increase our holdings of longer-term land for development when we believe market conditions provide an opportunity to purchase this land at favorable prices. The larger land parcels and longer holding periods associated with such development operations could significantly increase the adverse impact on our financial position and margins if any of the conditions described above occur.

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

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan. As of March 31, 2010, our mortgage subsidiary had been required to repurchase or pay make-whole premiums on 0.23% of the $5.7 billion total dollar value of the loans it originated in the 2004 through March 31, 2010 period. If loan defaults in general increase, it is possible that our mortgage subsidiary will be required to make a materially higher level of repurchases in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to repurchase them. In such a case our current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase activity, which could harm our financial condition and results of operations.

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

We may from time to time acquire other homebuilders or related businesses. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, should the acquired operations not perform as anticipated, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including the diversion of the attention of our management and corporate staff from operating our existing business and potential charges to earnings in the event of any write-down or write-off of goodwill and other assets recorded in connection with acquisitions. We can give no assurance that we will be able to successfully identify, complete and integrate acquisitions.

Regulatory Risks

We are subject to extensive government regulation, which can increase costs and reduce profitability.

Our homebuilding operations, including land development activities, are subject to extensive federal, state and local regulation, including environmental, building, worker health and safety, zoning and land use regulation. This regulation affects all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:

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

Currently, there is a variety of new energy related legislation being enacted, or considered for enactment, at the federal, state and local level. For instance, California recently adopted a statewide building code that imposes mandatory energy efficiency standards on new homes constructed within the state that will increase our cost of construction. Similarly, the federal congress is considering a wide array of energy related initiatives, from carbon “cap and trade” to a federal energy efficiency building code that would increase energy efficiency requirements for new homes between 30 and 50 percent. If all or part of this proposed federal legislation were to be enacted, the cost of home construction could increase significantly, which in turn could reduce our sales and/or profitability.

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

As of March 31, 2010, we had a significant amount of debt, including an aggregate of approximately $1,131.4 million principal amount in senior notes, senior subordinated notes and term loans that mature between 2010 and 2016. There can be no assurance that we will be able to repay these debt arrangements or extend or renew them on terms acceptable to us, or at all. If we are unable to repay, renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources and financial condition.

We are currently unable to meet the conditions contained in our debt instruments that must be satisfied to incur most additional indebtedness and make restricted payments.

Our debt instruments impose restrictions on our operations, financing, investments and other activities. Except for limited categories of indebtedness specified in the indentures for our outstanding notes, such as bank credit facility debt and indebtedness incurred to refinance our existing indebtedness, the indentures for our outstanding notes provide that the Company must either stay below a maximum leverage ratio or maintain a minimum interest coverage ratio in order to be permitted to incur additional indebtedness. The indentures also provide that, in order to make restricted payments (including dividends and distributions on stock or investments beyond limited categories of investments specified in the indentures), the Company must satisfy the ratio requirements for incurrence of additional debt and generate (by a formula based on 50% of consolidated net income) a basket for such additional restricted payments. As of March 31, 2010, we did not satisfy the leverage condition or the interest coverage condition. There can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to comply with these conditions, we will be precluded from incurring additional borrowings, subject to certain limitations, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

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

We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest. At March 31, 2010, we had an aggregate of $40.8 million invested in these joint ventures, which had outstanding borrowings recourse to us of approximately $37.5 million and nonrecourse borrowings of approximately $178.5 million.

While these joint ventures provide us with a means of accessing larger land parcels and lot positions, they are subject to a number of risks, including the following:

•

Restricted Payment Risk. Certain of our public note indentures prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either a leverage condition or an interest coverage condition and when making such a payment will cause us to exceed a basket limitation. As of March 31, 2010, we did not satisfy the leverage condition or the interest coverage condition. As a result, we are unable to make payments to satisfy our joint venture obligations, other than through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements.

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

At times that we pursue a longer-term land acquisition strategy we become directly subject to some of these risks, including those discussed above related to entitlement, development, financing, completion and illiquid investment. Increasing our direct exposure to these types of risks could have a material adverse effect on our financial position or results or operations.

A longer-term land acquisition strategy poses significant risks.

From time-to-time, we purchase land parcels with longer-term time horizons when we believe market conditions provide an opportunity to purchase this land at favorable prices. This strategy is subject to a number of risks. This type of land parcel is generally undeveloped and typically does not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted. In addition, it is difficult to accurately forecast development costs and sales prices the longer the time horizon for a project and, with a longer time horizon, there is a greater chance that unanticipated development cost increases, changes in general market conditions and other adverse unanticipated changes could negatively impact the profitability of a project. Moreover, the acquisition of land with a longer term development horizon historically has not been a significant focus of our business (other than through our unconsolidated joint ventures) and may therefore be subject to greater execution risk.

Other Risks

Our principal stockholder has the ability to exercise significant influence over the composition of our Board of Directors and matters requiring stockholder approval.

As of March 31, 2010, MP CA Homes LLC held 49% of the voting power of our voting stock. Pursuant to the stockholders’ agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and is entitled to designate at least one MP CA Homes LLC designated director to each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors and its committees. In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders. In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.

We may not be able to realize the benefit of our net deferred tax asset.

We incurred significant losses in 2007, 2008 and 2009. As of the date hereof, we had carried back to prior taxable periods the maximum permitted amount of these losses. Following exhaustion of these carrybacks, we were left with a net deferred tax asset of approximately $537 million (excluding a $10 million deferred tax asset related to our interest rate swap) that is potentially available to offset taxable income in future periods. The $537 million net deferred tax asset has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. Our ability to realize the benefit, if any, of our deferred tax asset is dependent, among other things, upon the interplay between applicable tax laws (including Internal Revenue Code Section 382 discussed below), our ability to generate taxable income in the future, and the timing of our disposition of assets that contain unrealized built-in losses.

Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize net operating loss carryforwards and built-in losses after the ownership change. We underwent a change in ownership for purposes of Section 382 following completion of MP CA Homes LLC’s initial investment in the Company on June 27, 2008. As of December 31, 2009, approximately $190 million of our net deferred tax asset represents unrealized built-in losses. Future realization of this $190 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets. In addition, all or a portion of the $345 million portion of the net deferred tax asset not currently limited by Section 382 may become similarly limited if we undergo another Section 382 ownership change during a period of time that the Company is deemed a loss corporation under Section 382. The limitations of Section 382 may ultimately have the effect of significantly limiting our ability to recognize a benefit from our deferred tax asset. Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

*1.1	Underwriting Agreement, dated April 21, 2010, by and among the Company, the Guarantors named therein and J.P. Morgan Securities Inc., as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2010.

*4.1	Fourteenth Supplemental Indenture, dated as of May 3, 2010, by an among the Company, the Guarantors issued therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010.

*10.1	Instrument of Joinder (Additional Creditor Representative), dated as of May 3, 2010, between The Bank of New York Mellon Trust Company, N.A. and Bank of America, N.A., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010.

+*10.2	Ken Campbell 2010 Incentive Compensation Arrangement, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

+*10.3	Scott Stowell 2010 Incentive Compensation Arrangement, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: May 7, 2010	By:	/s/ KENNETH L. CAMPBELL
Kenneth L. Campbell
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 7, 2010	By:	/s/ JOHN M. STEPHENS
John M. Stephens
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)