Form 10-Q
period 2010-06-30
STANDARD PACIFIC CORP /DE/
filed 2010-08-06
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Registrant’s shares of common stock outstanding at August 4, 2010: 106,957,421

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$316,709	$284,206	$491,622	$490,439
Land sale revenues	450	5,466	906	8,768

Total revenues	317,159	289,672	492,528	499,207

Cost of home sales	(250,470)	(244,868)	(385,723)	(441,570)
Cost of land sales	(421)	(5,696)	(674)	(10,431)

Total cost of sales	(250,891)	(250,564)	(386,397)	(452,001)

Gross margin	66,268	39,108	106,131	47,206

Selling, general and administrative expenses	(43,413)	(46,026)	(76,165)	(98,405)
Income (loss) from unconsolidated joint ventures	(226)	(5,578)	(660)	(2,489)
Interest expense	(10,479)	(11,735)	(22,464)	(22,776)
Gain (loss) on early extinguishment of debt	(5,190)	176	(5,190)	5,367
Other income (expense)	2,818	(237)	3,242	(1,004)

Homebuilding pretax income (loss)	9,778	(24,292)	4,894	(72,101)

Financial Services:
Revenues	3,983	4,283	6,281	6,333
Expenses	(2,876)	(3,261)	(5,305)	(6,256)
Other income	48	167	81	208

Financial services pretax income	1,155	1,189	1,057	285

Income (loss) from continuing operations before income taxes	10,933	(23,103)	5,951	(71,816)
Provision for income taxes	(272)	(10)	(361)	(265)

Income (loss) from continuing operations	10,661	(23,113)	5,590	(72,081)
Loss from discontinued operations, net of income taxes	—	(20)	—	(524)

Net income (loss)	10,661	(23,133)	5,590	(72,605)
Less: Net (income) loss allocated to preferred shareholder	(6,288)	14,191	(3,303)	44,573

Net income (loss) available to common stockholders	$4,373	$(8,942)	$2,287	$(28,032)

Basic Income (Loss) Per Common Share:
Continuing operations	$0.04	$(0.10)	$0.02	$(0.30)
Discontinued operations	—	—	—	—

Basic income (loss) per common share	$0.04	$(0.10)	$0.02	$(0.30)

Diluted (Income) Loss Per Common Share:
Continuing operations	$0.04	$(0.10)	$0.02	$(0.30)
Discontinued operations	—	—	—	—

Diluted income (loss) per common share	$0.04	$(0.10)	$0.02	$(0.30)

Weighted Average Common Shares Outstanding:
Basic	102,796,195	93,134,612	102,318,953	92,959,116
Diluted	123,940,853	93,134,612	116,854,489	92,959,116
Weighted average additional common shares outstanding if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2010	December 31, 2009
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$696,593	$587,152
Restricted cash	13,792	15,070
Trade and other receivables	14,252	12,676
Inventories:
Owned	1,057,238	986,322
Not owned	17,110	11,770
Investments in unconsolidated joint ventures	41,830	40,415
Deferred income taxes, net	10,412	9,431
Other assets	29,792	131,086

	1,881,019	1,793,922
Financial Services:
Cash and equivalents	7,591	8,407
Restricted cash	4,095	3,195
Mortgage loans held for sale, net	67,445	41,048
Mortgage loans held for investment, net	9,955	10,818
Other assets	3,267	3,621

	92,353	67,089

Total Assets	$1,973,372	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$25,280	$22,702
Accrued liabilities	193,922	199,848
Secured project debt and other notes payable	24,383	59,531
Senior notes payable	1,109,285	993,018
Senior subordinated notes payable	105,955	104,177

	1,458,825	1,379,276
Financial Services:
Accounts payable and other liabilities	1,711	1,436
Mortgage credit facilities	65,126	40,995

	66,837	42,431

Total Liabilities	1,525,662	1,421,707
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 106,957,421 and 105,293,180 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,069	1,053
Additional paid-in capital	1,038,492	1,030,664
Accumulated deficit	(575,038)	(580,628)
Accumulated other comprehensive loss, net of tax	(16,818)	(15,296)

Total Stockholders’ Equity	447,710	435,798
Noncontrolling Interests	—	3,506

Total Equity	447,710	439,304

Total Liabilities and Equity	$1,973,372	$1,861,011

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$5,590	$(72,081)
Income (loss) from discontinued operations, net of income taxes	—	(524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	660	2,370
Cash distributions of income from unconsolidated joint ventures	—	326
Depreciation and amortization	1,400	1,881
(Gain) loss on disposal of property and equipment	(36)	1,338
(Gain) loss on early extinguishment of debt	5,190	(5,367)
Amortization of stock-based compensation	5,483	5,608
Excess tax benefits from share-based payment arrangements	(27)	—
Deferred income taxes	11,916	(28,080)
Deferred tax asset valuation allowance	(11,555)	28,080
Inventory impairment charges and deposit write-offs	—	43,934
Changes in cash and equivalents due to:
Trade and other receivables	(1,562)	1,273
Mortgage loans held for sale	(25,775)	6,945
Inventories - owned	(37,111)	137,556
Inventories - not owned	(17,550)	(1,138)
Other assets	109,442	118,675
Accounts payable	2,578	(18,129)
Accrued liabilities	(9,724)	(25,074)

Net cash provided by (used in) operating activities	38,919	197,593

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,282)	(14,666)
Distributions from unconsolidated homebuilding joint ventures	23	3,711
Other investing activities	(200)	(673)

Net cash provided by (used in) investing activities	(2,459)	(11,628)

Cash Flows From Financing Activities:
Change in restricted cash	378	1,550
Net proceeds from (payments on) revolving credit facility	—	(24,630)
Principal payments on secured project debt and other notes payable	(59,247)	(37,974)
Principal payments on senior notes payable	(189,959)	(168,467)
Proceeds from the issuance of senior notes payable	300,000	—
Payment of debt issuance costs	(5,506)	—
Net proceeds from (payments on) mortgage credit facilities	24,131	(8,015)
Excess tax benefits from share-based payment arrangements	27	—
Proceeds from the exercise of stock options	2,341	132

Net cash provided by (used in) financing activities	72,165	(237,404)

Net increase (decrease) in cash and equivalents	108,625	(51,439)
Cash and equivalents at beginning of period	595,559	625,845

Cash and equivalents at end of period (including discontinued operations)	$704,184	$574,406

Cash and equivalents at end of period	$704,184	$574,406
Homebuilding restricted cash at end of period	13,792	4,222
Financial services restricted cash at end of period	4,095	2,745

Cash and equivalents and restricted cash at end of period	$722,071	$581,373

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2010 and the results of operations and cash flows for the periods presented. Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the three months ended June 30, 2010.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, Fair Value Measurements and Disclosures — Overall. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these disclosure provisions of ASU 2010-06 on January 1, 2010 did not have an impact on our consolidated financial statements.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Homebuilding revenues:
California	$196,723	$154,471	$295,624	$253,125
Southwest	55,836	67,810	99,535	131,043
Southeast	64,600	67,391	97,369	115,039

Total homebuilding revenues	$317,159	$289,672	$492,528	$499,207

Homebuilding pretax income (loss):
California	$13,752	$362	$15,967	$(18,511)
Southwest	840	(11,471)	(669)	(22,427)
Southeast	802	(9,035)	(2,828)	(19,803)
Corporate	(5,616)	(4,148)	(7,576)	(11,360)

Total homebuilding pretax income (loss)	$9,778	$(24,292)	$4,894	$(72,101)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(204)	$2,570	$(624)	$5,742
Southwest	(12)	(8,148)	(23)	(8,231)
Southeast	(10)	—	(13)	—

Total homebuilding income (loss) from unconsolidated joint ventures	$(226)	$(5,578)	$(660)	$(2,489)

Restructuring charges:
California	$—	$286	$—	$2,132
Southwest	—	763	—	1,666
Southeast	—	1,582	—	3,764
Corporate	—	2,704	—	11,420

Total restructuring charges	$—	$5,335	$—	$18,982

We did not record any asset impairment charges or deposit write-offs during the six months ended June 30, 2010. For the three and six months ended June 30, 2009, homebuilding pretax income (loss) includes the following inventory and joint venture impairment charges and deposit write-offs recorded in the following segments:

	Three Months Ended June 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Inventory impairments	$8,190	$759	$4,180	$13,129
Joint venture impairments	—	8,141	—	8,141

Total impairments	$8,190	$8,900	$4,180	$21,270

	Six Months Ended June 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$—	$933	$1,122	$2,055
Inventory impairments	27,833	6,987	7,059	41,879
Joint venture impairments	—	8,141	—	8,141

Total impairments and write-offs	$27,833	$16,061	$8,181	$52,075

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Homebuilding assets:
California	$725,339	$671,887
Southwest	215,915	210,058
Southeast	198,408	181,931
Corporate	741,357	730,046

Total homebuilding assets	$1,881,019	$1,793,922

Homebuilding investments in unconsolidated joint ventures:
California	$38,009	$36,793
Southwest	2,739	2,762
Southeast	1,082	860

Total homebuilding investments in unconsolidated joint ventures	$41,830	$40,415

4. Earnings (Loss) Per Common Share

We compute earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires the presentation of both basic and diluted earnings (loss) per common share for financial statement purposes. Basic earnings (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), is classified as a convertible participating security in accordance with ASC 260, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net income (loss) allocated to the holder of our Series B Preferred Stock is calculated based on the preferred shareholder’s proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings (loss) per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method. For the three and six months ended June 30, 2009, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$10,661	$(23,113)	$5,590	$(72,081)
Less: Net (income) loss from continuing operations allocated to preferred shareholder	(6,288)	14,180	(3,303)	44,252

Net income (loss) from continuing operations available to common shareholders	$4,373	$(8,933)	$2,287	$(27,829)

Loss from discontinued operations, net of income taxes	$—	$(20)	$—	$(524)
Less: Net loss from discontinued operations allocated to preferred shareholder	—	11	—	321

Net loss from discontinued operations available to common shareholders	$—	$(9)	$—	$(203)

Denominator:
Weighted average basic common shares outstanding	102,796,195	93,134,612	102,318,953	92,959,116
Effect of dilutive securities:
Warrant	16,411,758	—	10,306,708	—
Stock options	4,732,900	—	4,228,828	—

Weighted average diluted common shares outstanding	123,940,853	93,134,612	116,854,489	92,959,116

Basic earnings (loss) per common share from continuing operations	$0.04	$(0.10)	$0.02	$(0.30)
Basic earnings (loss) per common share from discontinued operations	—	—	—	—

Basic earnings (loss) per common share	$0.04	$(0.10)	$0.02	$(0.30)

Diluted earnings (loss) per common share from continuing operations	$0.04	$(0.10)	$0.02	$(0.30)
Diluted earnings (loss) per common share from discontinued operations	—	—	—	—

Diluted earnings (loss) per common share	$0.04	$(0.10)	$0.02	$(0.30)

As of June 30, 2010 and 2009, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock. The following table sets forth the potential weighted average diluted common shares outstanding if our Series B Preferred Stock was converted to common stock. Please see Note 16 “Stockholders’ Equity” for further discussion of the Series B Preferred Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average diluted common shares outstanding	123,940,853	93,134,612	116,854,489	92,959,116
Additional weighted average common shares outstanding if the Series B Preferred Stock converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

Total potential weighted average diluted common shares outstanding if the Series B Preferred Stock converted to common shares	271,753,639	240,947,398	264,667,275	240,771,902

In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock was converted to common stock, all net income (loss) would be allocated to common stock in the computation of earnings (loss) per share.

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income (loss)	$10,661	$(23,133)	$5,590	$(72,605)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	(913)	4,405	(1,522)	5,436

Comprehensive income (loss)	$9,748	$(18,728)	$4,068	$(67,169)

6. Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant.

During the six months ended June 30, 2010, we issued 642,773 shares of common stock to our officers and key employees and 65,195 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”), who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Stock options	$1,416	$3,954	$2,783	$5,283
Common stock grants	2,103	125	2,700	325

Total	$3,519	$4,079	$5,483	$5,608

As of June 30, 2010, total unrecognized compensation expense related to stock-based compensation was $9.9 million, with a weighted average period over which the unrecognized compensation expense will be recorded of approximately 2.6 years.

7. Restricted Cash

At June 30, 2010, restricted cash included $17.9 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($13.8 million of homebuilding restricted cash and $4.1 million of financial services restricted cash).

8. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	June 30, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$387,321	$139,865	$121,871	$649,057
Homes completed and under construction	206,587	52,372	55,266	314,225
Model homes	66,564	12,018	15,374	93,956

Total inventories owned	$660,472	$204,255	$192,511	$1,057,238

	December 31, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$335,528	$125,823	$103,165	$564,516
Homes completed and under construction	207,719	57,641	50,963	316,323
Model homes	75,089	12,815	17,579	105,483

Total inventories owned	$618,336	$196,279	$171,707	$986,322

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. During the six months ended June 30, 2010 and 2009, the total number of projects included in inventories-owned and reviewed for impairment were 214 and 262, respectively. Based on the impairment review, we did not record any impairments during the six months ended June 30, 2010. The total number of projects impaired during the three and six months ended June 30, 2009 were 10 and 23, respectively. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the six months ended June 30, 2009, were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range. The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$13,129	$39,461
Land held for sale or sold	—	2,418

Total inventory impairments	$13,129	$41,879

Remaining carrying value of inventory impaired at period end	$33,833	$91,751

The inventory impairments related to land under development and homes completed and under construction were included in cost of home sales and the impairments related to land held for sale or sold were included in cost of land sales in the accompanying condensed consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment). The impairment charges recorded during the 2009 periods noted above resulted primarily from lower home prices, which were driven by increased incentives and price reductions required to address weak demand and economic conditions, including record foreclosures, high unemployment, low consumer confidence and tighter mortgage credit standards.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Land purchase and lot option deposits	$16,110	$4,543
Variable interest entities, net of deposits	—	5,414
Other lot option contracts, net of deposits	1,000	1,813

Total inventories not owned	$17,110	$11,770

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

Various modifications to ASC 810 were adopted on January 1, 2010. Under ASC 810, the primary beneficiary of a VIE is defined as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Upon adoption on January 1, 2010, we derecognized $5.4 million of inventories not owned related to option contracts, $1.9 million of liabilities from inventories not owned, and $3.5 million of noncontrolling interests related to three VIE’s that were consolidated as of December 31, 2009 as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. As of June 30, 2010, we were not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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

9. Capitalization of Interest

We capitalize interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent inventory of projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method. For the three months ended June 30, 2010 and 2009, we expensed $10.5 million and $11.7 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835. For the six months ended June 30, 2010 and 2009, we expensed $22.5 million and $22.8 million, respectively, of interest costs in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Total interest incurred	$27,730	$26,797	$53,960	$55,193
Less: Interest capitalized to inventories owned	(16,515)	(14,106)	(30,114)	(30,601)
Less: Interest capitalized to investments in unconsolidated joint ventures	(736)	(956)	(1,382)	(1,816)

Interest expense	$10,479	$11,735	$22,464	$22,776

Interest previously capitalized to inventories owned, included in cost of home sales	$20,943	$19,412	$32,306	$32,370
Interest previously capitalized to inventories owned, included in cost of land sales	$382	$2,443	$815	$4,162
Interest previously capitalized to investments in unconsolidated joint ventures, included in income (loss) from unconsolidated joint ventures	$62	$5,191	$99	$5,477
Interest capitalized in ending inventories owned (1)	$138,521	$164,189	$138,521	$164,189
Interest capitalized as a percentage of inventories owned	13.1%	14.7%	13.1%	14.7%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$3,157	$1,618	$3,157	$1,618
Interest capitalized as a percentage of investments in unconsolidated joint ventures	7.5%	3.2%	7.5%	3.2%

(1)	During the three months ended June 30, 2010 and 2009, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $34,000 and $405,000, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned. During the six months ended June 30, 2010 and 2009, $65,000 and $689,000, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenues	$12,751	$29,779	$19,336	$39,993
Cost of sales and expenses	(11,853)	(328,531)	(20,282)	(332,513)

Income (loss) of unconsolidated joint ventures	$898	$(298,752)	$(946)	$(292,520)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(226)	$(5,578)	$(660)	$(2,489)

        Income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations reflects our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements. The difference between the income (loss) of our unconsolidated joint ventures and the income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 related primarily to the investment in our North Las Vegas joint venture. During the three months ended June 30, 2009, the income (loss) of our unconsolidated joint ventures reflected in the summary combined statements of operations included an impairment charge of approximately $300 million recorded by our North Las Vegas joint venture. However, income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2009 included an $8.1 million pretax charge related to our remaining investment in this joint venture. We did not record the full amount of our share of losses for the North Las Vegas joint venture as this joint venture has non-recourse debt and we have no further obligation to fund such joint venture or record losses in excess of our total amount invested.

During the six months ended June 30, 2010 and 2009, the total number of projects included in investments in unconsolidated joint ventures and reviewed for impairment were 7 and 13, respectively, with certain unconsolidated joint ventures having multiple real estate projects. Based on the impairment review, no projects were determined to be impaired for the six months ended June 30, 2010. During the three months ended June 30, 2009 we recorded an $8.1 million pretax charge related to our remaining investment in our North Las Vegas joint venture, which is discussed above.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Cash	$20,998	$26,382
Inventories	351,407	351,267
Other assets	8,413	5,433

Total assets	$380,818	$383,082

Liabilities and Equity:
Accounts payable and accrued liabilities	$100,762	$105,431
Recourse debt	34,636	38,835
Non-recourse debt	178,926	178,373
Standard Pacific Equity	13,496	14,160
Other Members’ equity	52,998	46,283

Total liabilities and equity	$380,818	$383,082

Investment in unconsolidated joint ventures reflected in the accompanying condensed consolidated balance sheets	$41,830	$40,415

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture. Our net investment also included approximately $3.2 million and $1.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2010 and December 31, 2009, respectively.

The $28.3 million difference between our share of equity in our unconsolidated joint ventures reflected in the table above and our net investment reflected in the accompanying balance sheet as of June 30, 2010, relates primarily to our investment in our North Las Vegas joint venture. As a result of the inventory impairment charges recorded by this joint venture, our investment in such joint venture reflected in the accompanying condensed consolidated balance sheets is $0. However, the Standard Pacific equity related to this joint venture reflected in the table above was further reduced to negative $30.1 million and since this joint venture has non-recourse debt and we have no further obligation to fund this deficit amount, we have not recorded this negative capital balance in our investment in unconsolidated joint venture account.

For certain joint ventures for which we are the managing member, we receive management fees, which represent overhead and other reimbursements for costs associated with managing the related real estate projects. During the three months ended June 30, 2010 and 2009, we recognized management fees of approximately $0.2 million and $0.4 million, respectively, and during the six months ended June 30, 2010 and 2009, we recognized management fees of approximately $0.4 million and $0.7 million, respectively. Management fees were recorded as a reduction of our general and administrative and construction overhead costs. As of June 30, 2010 and December 31, 2009, we had approximately $0.3 million from one joint venture and $0.4 million from two joint ventures, respectively, in management fees receivable which were included in trade and other receivables in the accompanying condensed consolidated balance sheets.

11. Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Income tax receivables	$—	$103,219
Property and equipment, net	4,214	4,827
Deferred debt issuance costs	16,487	12,389
Prepaid insurance	3,149	2,692
Other assets	5,942	7,959

Total homebuilding other assets	$29,792	$131,086

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

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Warranty accrual, beginning of the period	$22,606	$19,998
Warranty costs accrued during the period	2,329	2,705
Warranty costs paid during the period	(2,001)	(2,327)

Warranty accrual, end of the period	$22,934	$20,376

13. Term Loan and Letter of Credit Facilities

As of June 30, 2010, we had a $225 million term loan outstanding (the “Credit Facility”). The Credit Facility contains customary affirmative and negative covenants, including a financial covenant requiring the Company to either: (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth; or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Credit Facility and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Credit Facility. As of June 30, 2010, we were in compliance with each of the three ratios.

As of June 30, 2010, we were party to three letter of credit facilities. These facilities, which require cash collateralization of outstanding letters of credit, had, as of June 30, 2010, commitments that aggregated $60 million and a total of $12.7 million in letters of credit outstanding that were secured by cash collateral deposits of $13.8 million.

14. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible. At June 30, 2010, we had approximately $24.4 million outstanding in secured project debt and other notes payable, of which $22.3 million was repaid in July 2010.

15. Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
6 1/2 % Senior Notes due August 2010	$—	$15,049
6 7/8 % Senior Notes due May 2011	—	48,619
7 3/4 % Senior Notes due March 2013, net of discount	—	121,149
Term Loan B due May 2013	225,000	225,000
6 1/4 % Senior Notes due April 2014	150,000	150,000
7% Senior Notes due August 2015	175,000	175,000
10 3/4 % Senior Notes due September 2016, net of discount	259,285	258,201
8 3/8 % Senior Notes due May 2018	300,000	—

	$1,109,285	$993,018

Senior subordinated notes payable consisted of the following at:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net of discount	$35,594	$33,852
9 1/4 % Senior Subordinated Notes due April 2012, net of discount	70,361	70,325

	$105,955	$104,177

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

As of June 30, 2010, we were unable to satisfy either the leverage condition or the interest coverage condition (please see “Liquidity and Capital Resources” beginning on page 42, for the leverage and interest conditions and requirements relating to our most restrictive notes). As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to $550 million under existing or future bank credit facilities (of which $480.9 million was available as of June 30, 2010), non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. In addition, as we were unable to satisfy either condition as of June 30, 2010, we are also prohibited from making restricted payments. Our unrestricted subsidiaries are not subject to this prohibition. As of June 30, 2010, we had approximately $470.0 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

Certain provisions of ASC 470 require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. We adopted these new provisions of ASC 470 as of January 1, 2009 related to our 6% Senior Subordinated Convertible

Notes due 2012 (the “Convertible Notes”) resulting in the remaining balance of the Convertible Notes to be accreted to its redemption value, approximately $45.6 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $10.0 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively. In addition, approximately $0.6 million and $0.7 million of interest related to amortization of the discount was capitalized to inventories, and $0.3 million and $0.6 million was expensed directly to interest expense during the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, approximately $1.0 million and $1.5 million of interest related to amortization of the discount was capitalized to inventories, and $0.7 million and $1.0 million was expensed directly to interest expense, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest” of the accompanying condensed consolidated financial statements).

During the three months ended June 30, 2010, we issued $300 million of 8 3/8% senior notes due May 15, 2018 (the “2018 Notes”). The 2018 Notes rank equally with our other senior notes. The net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) were used to repurchase or redeem, at a premium, the remaining $15.0 million, $48.6 million, and $121.6 million principal balances of our senior notes due 2010, 2011 and 2013, respectively, for total payments of $190.0 million. As a result of these transactions, we recognized a $5.2 million loss (including the write-off of $0.4 million of unamortized debt discount) which was included in gain (loss) on early extinguishment of debt in the accompanying condensed consolidated financial statements. The remaining proceeds were primarily used to repay approximately $103.0 million of intercompany indebtedness (intercompany indebtedness is eliminated in any presentation of consolidated indebtedness). The intercompany indebtedness consisted primarily of bank debt and secured project debt previously repaid with funds from an unrestricted subsidiary.

16. Stockholders’ Equity

a. Series B Preferred Stock

At June 30, 2010, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of June 30, 2010, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 58% (or 69%, assuming MatlinPatterson had exercised the Warrant for cash on such date) of the total number of shares of our common stock outstanding on an if-converted basis.

b. Warrant

At June 30, 2010, MatlinPatterson holds a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which is exercisable for Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock. The Warrant expires on June 27, 2015 and contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for 20 out of 30 consecutive trading days: $7.50, $9.00, and $10.50, respectively.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2010, we do not anticipate non-performance by counterparties to our outstanding derivative contracts and in addition, such contracts were liabilities and we therefore had no counterparty risk.

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

In June 2008, we repaid $35 million of our Term Loan A in connection with an amendment to our Term Loan A agreement which also required amortization payments of $2.5 million per quarter resulting in the related interest rate swap being ineffective, and as a result, we recorded a $121,000 gain and a $21,000 loss on early extinguishment of debt during the three and six months ended June 30, 2009, respectively. During the 2009 third quarter, we repaid in full and terminated our Term Loan A credit facility, and made a $3.7 million payment to terminate our Term Loan A swap agreement.

The estimated fair value of the Term Loan B swaps at June 30, 2010 and December 31, 2009 represented liabilities of $27.2 million and $24.7 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2010 and 2009, we recorded after-tax other comprehensive loss of $0.9 million and income of $4.4 million, respectively, and for the six months ended June 30, 2010 and 2009, we recorded after-tax other comprehensive loss of $1.5 million and income of $5.4 million, respectively, related to the swap agreements.

18. Mortgage Credit Facilities

At June 30, 2010, we had approximately $65.1 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility. The lender generally does not have discretion to refuse to fund requests under the repurchase facility if our mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. The lender has the right to terminate the repurchase facility on not less than 90 days notice. On July 20, 2010 the maturity date of these mortgage credit facilities was extended to July 2011. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $4.1 million as of June 30, 2010, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of June 30, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

On July 6, 2010, Standard Pacific Mortgage entered into a $50 million repurchase facility with another lender. This facility, which matures in July 2011, will require Standard Pacific Mortgage to maintain a cash collateral account of $1.3 million, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity level, and satisfy pretax income (loss) requirements.

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

Senior and Senior Subordinated Notes Payable—The senior and senior subordinated notes are traded over the counter and their fair values were based upon the values of their last trade at the end of the period. The Term Loan notes were based on quoted market prices at the end of the period.

Mortgage Loan Commitments—These instruments consist of our commitments to sell loans to investors resulting from extending interest rate locks to loan applicants. Fair values of these instruments are based on market rates of similar interest rate locks.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$710,385	$710,385	$602,222	$602,222
Financial services:
Cash and equivalents	$11,686	$11,686	$11,602	$11,602
Mortgage loans held for investment, net	$9,955	$9,955	$10,818	$10,818
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$24,383	$24,383	$59,531	$59,531
Senior notes payable, net	$1,109,285	$1,084,600	$993,018	$931,710
Senior subordinated notes payable, net	$105,955	$112,717	$104,177	$110,228
Financial services:
Mortgage credit facilities	$65,126	$65,126	$40,995	$40,995
Off-balance sheet financial instruments:
Mortgage loan commitments	$44,089	$44,650	$45,774	$46,481

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

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with ASC 820 as of or for the three months ended June 30, 2010:

		Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale, net	$67,445	$—	$67,445	$—
Liabilities:
Interest rate swaps	$27,230	$—	$27,230	$—

Mortgage Loans Held for Sale—These consist of first mortgages on single-family residences which meet FNMA, FHLMC, FHA, VA, or USDA underwriting standards and are eligible for sale into FNMA, FHLMC, or GNMA securities. Fair values of these loans are based on quoted prices from third party investors when preselling loans. In accordance with the provisions of ASC Topic 825, Financial Instruments (“ASC 825”), mortgage loans held for sale are measured at fair value.

Interest Rate Swaps—The fair value of interest rate swap agreements is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, based on quoted mid-market prices or pricing models using current mid-market rates.

20. Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At June 30, 2010, we had three option contracts outstanding with third party financial entities with approximately $1.3 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At June 30, 2010, we had non-refundable cash deposits outstanding of approximately $15.3 million and capitalized preacquisition and other development and construction costs of approximately $1.7 million relating to land purchase and option contracts having a total remaining purchase price of approximately $149.8 million. Approximately $1.0 million of the remaining purchase price has been capitalized in inventories not owned in the accompanying condensed consolidated balance sheets.

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

We did not record any charges related to deposit write-offs during the six months ended June 30, 2010. For the three and six months ended June 30, 2009, we incurred pretax charges (net of recoveries) of $0 and $2.1 million, respectively, related to deposit write-offs. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

Our joint ventures typically obtain secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced. As of June 30, 2010, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, three joint ventures had an aggregate of $34.6 million of borrowings recourse to us, with maturity dates ranging from September 2010 to June 2011, and one had $178.9 million of nonrecourse project specific financing. The joint venture with borrowings recourse to us, and with a September 2010 maturity date, is in discussions with the lender group to extend the maturity date. The project specific financing for our nonrecourse joint venture matured in March and April 2010 and has not been repaid. The agent for the lenders has provided the joint venture with a notice of default and demand for payment, and discussions are ongoing between the agent and the joint venture members. In addition, as of June 30, 2010, the joint ventures had $15.6 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $1.6 million remaining in cost to complete.

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects. At June 30, 2010, we had approximately $210.8 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $61.0 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $40.9 million at June 30, 2010 and carried a weighted average interest rate of approximately 4.7%. Interest rate risks related to these obligations are mitigated through the preselling of loans to investors. As of June 30, 2010, Standard Pacific Mortgage had approximately $67.9 million in closed mortgage loans held for sale and $44.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. As of June 30, 2010, Standard Pacific Mortgage had a loan loss reserve of approximately $2.2 million. In addition, during the six months ended June 30, 2010, Standard Pacific Mortgage made make-whole payments totaling approximately $0.5 million.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Our total insurance and litigation accruals as of June 30, 2010 and December 31, 2009 were $70.0 million and $71.7 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets. Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f. Restructuring Costs

Our operations have been impacted by the weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. Our restructuring activities are substantially complete as of June 30, 2010. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

We did not record any restructuring charges during the three and six months ended June 30, 2010. Below is a summary of restructuring charges (including financial services) incurred during the three and six months ended June 30, 2009, and the cumulative amount incurred from January 1, 2008 through June 30, 2010:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Incurred to Date
	(Dollars in thousands)
Employee severance costs	$3,208	$13,472	$28,910
Lease termination and other exit costs	1,591	4,310	13,417
Property and equipment disposals	706	1,370	4,338

	$5,505	$19,152	$46,665

During the three and six months ended June 30, 2009, employee severance costs of $3.2 million and $12.5 million, respectively, were included in selling, general and administrative expenses and $0 and $1.0 million, respectively, were included in cost of sales, while lease termination and other exit costs were included in selling, general and administrative expenses and property and equipment disposals were included in other income (expense) in the accompanying condensed consolidated statements of operations.

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Six Months Ended June 30, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$1,417	$5,810	$—	$7,227
Restructuring costs accrued and other adjustments during the period	—	—	—	—
Restructuring costs paid during the period	(1,109)	(1,927)	—	(3,036)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$308	$3,883	$—	$4,191

	Six Months Ended June 30, 2009
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$4,917	$6,045	$—	$10,962
Restructuring costs accrued and other adjustments during the period	13,472	4,310	1,370	19,152
Restructuring costs paid during the period	(10,608)	(3,507)	—	(14,115)
Non-cash settlements	—	—	(1,370)	(1,370)

Restructuring accrual, end of the period	$7,781	$6,848	$—	$14,629

21. Income Taxes

The components of our net deferred income tax asset are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Inventory impairment charges	$256,071	$296,375
Investments in unconsolidated joint ventures	(13,435)	(12,930)
Financial accruals	60,602	58,700
Federal net operating loss carryforwards	154,201	129,507
State net operating loss carryforwards	43,003	40,345
Goodwill impairment charges	21,424	21,424
Interest rate swap	10,412	9,431
Other, net	1,175	1,175

Subtotal	533,453	544,027
Less: Valuation allowance	(523,041)	(534,596)

Deferred income taxes	$10,412	$9,431

At June 30, 2010, we had gross federal and state net operating loss carryforwards of approximately $517 million and $784 million, respectively, which if unused, will begin to expire in 2028 and 2019, respectively.

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

During the three months ended June 30, 2010, we recorded a noncash reversal of our deferred tax asset valuation allowance of $4.3 million, compared to an $8.9 million noncash valuation allowance recorded during the prior year period, and during the six months ended June 30, 2010, we recorded a noncash net reversal of our deferred tax asset valuation allowance of $2.3 million, compared to a $28.1 million noncash valuation allowance recorded during the prior year period, in accordance with ASC 740. In addition, during the six months ended June 30, 2010 we recorded a $9.3 million noncash reduction of our deferred tax asset and a corresponding noncash reduction of our deferred tax asset valuation allowance related to built-in losses realized during the period that were in excess of the Section 382 annual limitation. As of June 30, 2010, our total deferred tax asset valuation allowance was $523.0 million. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we will be able to reduce our effective tax rate by reducing the valuation allowance.

We underwent a change in ownership under Section 382 during the 2008 second quarter as a result of closing the first phase of the investment by MatlinPatterson in our preferred stock. As of June 30, 2010, approximately $163 million of our deferred tax asset represented unrealized built-in losses. Future realization of this $163 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets. As of June 30, 2010, approximately $328 million of our gross federal net operating loss carryforwards (or approximately $115 million on a tax effected basis) and approximately $343 million of our gross state net operating loss carryforwards (or approximately $20 million on a tax effected basis) were subject to a gross annual deduction limitation. The gross annual deduction limitation for federal and state income tax purposes is approximately $15.6 million each, which is generally realized over a 20 year period commencing on the date of the ownership change. Assets with certain tax attributes sold five years after the original ownership change (June 27, 2013) are not subject to the Section 382 limitation. Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended June 30, 2010, nor do we anticipate significant changes during the next 12-month period. As of June 30, 2010, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2004 through 2009.

22. Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC Topic 360.

These divisions had substantially ceased operating activities during 2009, and had no assets or liabilities remaining as of December 31, 2009. The following amounts related to the Tucson and San Antonio homebuilding divisions for the three and six months ended June 30, 2009 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Home sale revenues	$—	$672
Cost of home sales	4	(795)

Gross margin from home sales	4	(123)
Selling, general and administrative expenses	(32)	(661)
Other expense	(2)	(5)

Pretax loss	(30)	(789)
Benefit for income taxes	10	265

Net loss from discontinued operations	$(20)	$(524)

23. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$48,271	$52,707
Income taxes	$70	$386
Supplemental Disclosures of Noncash Activities:
Inventory received as distributions from unconsolidated homebuilding joint ventures	$65	$15,441
Increase in inventory in connection with purchase or consolidation of joint ventures	$—	$17,120
Increase in secured project debt in connection with purchase or consolidation of joint ventures	$—	$25,198
Inventory financed by trust deed notes payable	$22,274	$—
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$—	$3,370
Changes in inventories not owned	$6,219	$6,350
Changes in liabilities from inventories not owned	$2,713	$520
Changes in noncontrolling interests	$3,506	$5,830

24. Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated public notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$145,564	$145,489	$26,106	$—	$317,159
Cost of sales	(111,550)	(117,090)	(22,251)	—	(250,891)

Gross margin	34,014	28,399	3,855	—	66,268

Selling, general and administrative expenses	(22,562)	(19,285)	(1,566)	—	(43,413)
Income (loss) from unconsolidated joint ventures	(81)	(20)	(125)	—	(226)
Equity income (loss) of subsidiaries	12,945	(191)	12,644	(25,398)	—
Interest expense	(4,376)	(5,699)	(404)	—	(10,479)
Gain (loss) on early extinguishment of debt	(5,190)	—	—	—	(5,190)
Other income (expense)	1,047	260	1,511	—	2,818

Homebuilding pretax income (loss)	15,797	3,464	15,915	(25,398)	9,778

Financial Services:
Financial services pretax income (loss)	(48)	48	1,155	—	1,155

Income (loss) from continuing operations before income taxes	15,749	3,512	17,070	(25,398)	10,933
(Provision) benefit for income taxes	7,365	(2,200)	(5,437)	—	(272)

Income (loss) from continuing operations	23,114	1,312	11,633	(25,398)	10,661
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$23,114	$1,312	$11,633	$(25,398)	$10,661

	Three Months Ended June 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$116,708	$151,329	$21,635	$—	$289,672
Cost of sales	(100,419)	(135,004)	(15,141)	—	(250,564)

Gross margin	16,289	16,325	6,494	—	39,108

Selling, general and administrative expenses	(25,082)	(19,770)	(1,174)	—	(46,026)
Income (loss) from unconsolidated joint ventures	3,121	(8,064)	(635)	—	(5,578)
Equity income (loss) of subsidiaries	(7,700)	—	—	7,700	—
Interest expense	(4,587)	(5,481)	(1,667)	—	(11,735)
Gain (loss) on early extinguishment of debt	176	—	—	—	176
Other income (expense)	(544)	(183)	490	—	(237)

Homebuilding pretax income (loss)	(18,327)	(17,173)	3,508	7,700	(24,292)

Financial Services:
Financial services pretax income (loss)	(48)	167	1,070	—	1,189

Income (loss) from continuing operations before income taxes	(18,375)	(17,006)	4,578	7,700	(23,103)
(Provision) benefit for income taxes	(4,758)	5,148	(400)	—	(10)

Income (loss) from continuing operations	(23,133)	(11,858)	4,178	7,700	(23,113)
Loss from discontinued operations, net of income taxes	—	(20)	—	—	(20)

Net income (loss)	$(23,133)	$(11,878)	$4,178	$7,700	$(23,133)

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$223,145	$227,100	$$42,283	$—	$492,528
Cost of sales	(167,530)	(183,699)	(35,168)	—	(386,397)

Gross margin	55,615	43,401	7,115	—	106,131

Selling, general and administrative expenses	(39,526)	(34,017)	(2,622)	—	(76,165)
Income (loss) from unconsolidated joint ventures	(518)	(36)	(106)	—	(660)
Equity income (loss) of subsidiaries	11,026	(191)	12,644	(23,479)	—
Interest expense	(9,931)	(11,660)	(873)	—	(22,464)
Gain (loss) on early extinguishment of debt	(5,190)	—	—	—	(5,190)
Other income (expense)	139	32	3,071	—	3,242

Homebuilding pretax income (loss)	11,615	(2,471)	19,229	(23,479)	4,894

Financial Services:
Financial services pretax income (loss)	(81)	81	1,057	—	1,057

Income (loss) from continuing operations before income taxes	11,534	(2,390)	20,286	(23,479)	5,951
(Provision) benefit for income taxes	6,509	(871)	(5,999)	—	(361)

Income (loss) from continuing operations	18,043	(3,261)	14,287	(23,479)	5,590
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$18,043	$(3,261)	$14,287	$(23,479)	$5,590

	Six Months Ended June 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$199,791	$277,781	$21,635	$—	$499,207
Cost of sales	(186,344)	(250,419)	(15,238)	—	(452,001)

Gross margin	13,447	27,362	6,397	—	47,206

Selling, general and administrative expenses	(56,897)	(40,157)	(1,351)	—	(98,405)
Income (loss) from unconsolidated joint ventures	5,566	(7,370)	(685)	—	(2,489)
Equity income (loss) of subsidiaries	(20,131)	—	—	20,131	—
Interest expense	(9,637)	(10,194)	(2,945)	—	(22,776)
Gain (loss) on early extinguishment of debt	5,367	—	—	—	5,367
Other income (expense)	(433)	(2,023)	1,452	—	(1,004)

Homebuilding pretax income (loss)	(62,718)	(32,382)	2,868	20,131	(72,101)

Financial Services:
Financial services pretax income (loss)	(89)	208	166	—	285

Income (loss) from continuing operations before income taxes	(62,807)	(32,174)	3,034	20,131	(71,816)
(Provision) benefit for income taxes	(9,798)	9,941	(408)	—	(265)

Income (loss) from continuing operations	(72,605)	(22,233)	2,626	20,131	(72,081)
Loss from discontinued operations, net of income taxes	—	(524)	—	—	(524)

Net income (loss)	$(72,605)	$(22,757)	$2,626	$20,131	$(72,605)

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$229,705	$371	$466,517	$—	$696,593
Restricted cash	—	—	13,792	—	13,792
Trade and other receivables	346,844	2,890	48,311	(383,793)	14,252
Inventories:
Owned	360,824	588,779	107,635	—	1,057,238
Not owned	10,523	5,865	722	—	17,110
Investments in unconsolidated joint ventures	12,928	2,540	26,362	—	41,830
Investments in subsidiaries	890,978	—	—	(890,978)	—
Deferred income taxes, net	10,264	—	—	148	10,412
Other assets	25,688	3,973	142	(11)	29,792

	1,887,754	604,418	663,481	(1,274,634)	1,881,019
Financial Services:
Cash and equivalents	—	—	7,591	—	7,591
Restricted cash	—	—	4,095	—	4,095
Mortgage loans held for sale, net	—	—	67,445	—	67,445
Mortgage loans held for investment, net	—	—	9,955	—	9,955
Other assets	—	—	6,063	(2,796)	3,267

	—	—	95,149	(2,796)	92,353

Total Assets	$1,887,754	$604,418	$758,630	$(1,277,430)	$1,973,372

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$9,499	$13,731	$2,252	$(202)	$25,280
Accrued liabilities	168,292	296,613	84,259	(355,242)	193,922
Secured project debt and other notes payable	47,013	926	1,184	(24,740)	24,383
Senior notes payable	1,109,285	—	—	—	1,109,285
Senior subordinated notes payable	105,955	—	—	—	105,955

	1,440,044	311,270	87,695	(380,184)	1,458,825
Financial Services:
Accounts payable and other liabilities	—	—	5,479	(3,768)	1,711
Mortgage credit facilities	—	—	67,626	(2,500)	65,126

	—	—	73,105	(6,268)	66,837

Total Liabilities	1,440,044	311,270	160,800	(386,452)	1,525,662
Equity:
Total Stockholders’ Equity	447,710	293,148	597,830	(890,978)	447,710

Total Equity	447,710	293,148	597,830	(890,978)	447,710

Total Liabilities and Equity	$1,887,754	$604,418	$758,630	$(1,277,430)	$1,973,372

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$183,135	$402	$403,615	$—	$587,152
Restricted cash	—	—	15,070	—	15,070
Trade and other receivables	233,879	1,612	95,746	(318,561)	12,676
Inventories:
Owned	307,429	561,923	116,970	—	986,322
Not owned	823	10,847	100	—	11,770
Investments in unconsolidated joint ventures	12,419	2,534	25,462	—	40,415
Investments in subsidiaries	905,297	—	—	(905,297)	—
Deferred income taxes, net	9,283	—	—	148	9,431
Other assets	123,612	7,378	138	(42)	131,086

	1,775,877	584,696	657,101	(1,223,752)	1,793,922
Financial Services:
Cash and equivalents	—	—	8,407	—	8,407
Restricted cash	—	—	3,195	—	3,195
Mortgage loans held for sale, net	—	—	41,048	—	41,048
Mortgage loans held for investment, net	—	—	10,818	—	10,818
Other assets	—	—	5,920	(2,299)	3,621

	—	—	69,388	(2,299)	67,089

Total Assets	$1,775,877	$584,696	$726,489	$(1,226,051)	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$9,177	$10,986	$2,741	$(202)	$22,702
Accrued liabilities	167,599	257,007	11,494	(236,252)	199,848
Secured project debt and other notes payable	66,108	16,978	55,115	(78,670)	59,531
Senior notes payable	993,018	—	—	—	993,018
Senior subordinated notes payable	104,177	—	—	—	104,177

	1,340,079	284,971	69,350	(315,124)	1,379,276
Financial Services:
Accounts payable and other liabilities	—	—	4,566	(3,130)	1,436
Mortgage credit facilities	—	—	43,495	(2,500)	40,995

	—	—	48,061	(5,630)	42,431

Total Liabilities	1,340,079	284,971	117,411	(320,754)	1,421,707
Equity:
Total Stockholders’ Equity	435,798	296,219	609,078	(905,297)	435,798
Noncontrolling interests	—	3,506	—	—	3,506

Total Equity	435,798	299,725	609,078	(905,297)	439,304

Total Liabilities and Equity	$1,775,877	$584,696	$726,489	$(1,226,051)	$1,861,011

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(33,539)	$16,492	$55,966	$—	$38,919

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,200)	(56)	(1,026)	—	(2,282)
Distributions from unconsolidated homebuilding joint ventures	3	—	20	—	23
Other investing activities	(406)	(31)	237	—	(200)

Net cash provided by (used in) investing activities	(1,603)	(87)	(769)	—	(2,459)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	378	—	378
Principal payments on secured project debt and other notes payable (including intercompany indebtedness)	(40,193)	(16,436)	(2,618)	—	(59,247)
Principal payments on senior notes payable	(189,959)	—	—	—	(189,959)
Proceeds from the issuance of senior notes payable	300,000	—	—	—	300,000
Payment of debt issuance costs	(5,506)	—	—	—	(5,506)
Net proceeds from (payments on) mortgage credit facilities	—	—	24,131	—	24,131
Distributions from (contributions to) Corporate and subsidiaries	15,002	—	(15,002)	—	—
Excess tax benefits from share-based payment arrangements	27	—	—	—	27
Proceeds from the exercise of stock options	2,341	—	—	—	2,341

Net cash provided by (used in) financing activities	81,712	(16,436)	6,889	—	72,165

Net increase (decrease) in cash and equivalents	46,570	(31)	62,086	—	108,625
Cash and equivalents at beginning of period	183,135	402	412,022	—	595,559

Cash and equivalents at end of period	$229,705	$371	$474,108	$—	$704,184

	Six Months Ended June 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$170,191	$7,455	$15,899	$4,048	$197,593

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(63)	(445)	(14,158)	—	(14,666)
Distributions from unconsolidated homebuilding joint ventures	2,864	1	846	—	3,711
Other investing activities	(616)	(78)	21	—	(673)

Net cash provided by (used in) investing activities	2,185	(522)	(13,291)	—	(11,628)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	1,550	—	1,550
Net proceeds from (payments on) revolving credit facility	(24,630)	—	—	—	(24,630)
Principal payments on secured project debt and other notes payable (including intercompany indebtedness)	(597)	(6,876)	(30,501)	—	(37,974)
Principal payments on senior notes payable	(168,467)	—	—	—	(168,467)
Net proceeds from (payments on) mortgage credit facilities	—	—	(3,967)	(4,048)	(8,015)
Proceeds from the exercise of stock options	132	—	—	—	132
Distributions from (contributions to) corporate and subsidiaries	(18,111)	2	18,109	—	—

Net cash provided by (used in) financing activities	(211,673)	(6,874)	(14,809)	(4,048)	(237,404)

Net increase (decrease) in cash and equivalents	(39,297)	59	(12,201)	—	(51,439)
Cash and equivalents at beginning of period	111,702	440	513,703	—	625,845

Cash and equivalents at end of period	$72,405	$499	$501,502	$—	$574,406

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Variable Interest Entities

We account for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). We adopted various modifications to ASC 810 on January 1, 2010. Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$316,709	$284,206	$491,622	$490,439
Land sale revenues	450	5,466	906	8,768

Total revenues	317,159	289,672	492,528	499,207

Cost of home sales	(250,470)	(244,868)	(385,723)	(441,570)
Cost of land sales	(421)	(5,696)	(674)	(10,431)

Total cost of sales	(250,891)	(250,564)	(386,397)	(452,001)

Gross margin	66,268	39,108	106,131	47,206

Gross margin percentage	20.9%	13.5%	21.5%	9.5%

Selling, general and administrative expenses	(43,413)	(46,026)	(76,165)	(98,405)
Income (loss) from unconsolidated joint ventures	(226)	(5,578)	(660)	(2,489)
Interest expense	(10,479)	(11,735)	(22,464)	(22,776)
Gain (loss) on early extinguishment of debt	(5,190)	176	(5,190)	5,367
Other income (expense)	2,818	(237)	3,242	(1,004)

Homebuilding pretax income (loss)	9,778	(24,292)	4,894	(72,101)

Financial Services:
Revenues	3,983	4,283	6,281	6,333
Expenses	(2,876)	(3,261)	(5,305)	(6,256)
Other income	48	167	81	208

Financial services pretax income	1,155	1,189	1,057	285

Income (loss) from continuing operations before income taxes	10,933	(23,103)	5,951	(71,816)
Provision for income taxes	(272)	(10)	(361)	(265)

Income (loss) from continuing operations	10,661	(23,113)	5,590	(72,081)
Loss from discontinued operations, net of income taxes	—	(20)	—	(524)

Net income (loss)	10,661	(23,133)	5,590	(72,605)
Less: Net (income) loss allocated to preferred shareholder	(6,288)	14,191	(3,303)	44,573

Net income (loss) available to common stockholders	$4,373	$(8,942)	$2,287	$(28,032)

Basic Income (Loss) Per Common Share:
Continuing operations	$0.04	$(0.10)	$0.02	$(0.30)
Discontinued operations	—	—	—	—

Basic income (loss) per common share	$0.04	$(0.10)	$0.02	$(0.30)

Diluted Income (Loss) Per Common Share:
Continuing operations	$0.04	$(0.10)	$0.02	$(0.30)
Discontinued operations	—	—	—	—

Diluted income (loss) per common share	$0.04	$(0.10)	$0.02	$(0.30)

Weighted Average Common Shares Outstanding:
Basic	102,796,195	93,134,612	102,318,953	92,959,116
Diluted	123,940,853	93,134,612	116,854,489	92,959,116
Weighted average additional common shares outstanding if Preferred Shares Converted to Common Shares	147,812,786	147,812,786	147,812,786	147,812,786
Net cash provided by (used in) operating activities	$5,349	$68,595	$38,919	$197,593
Net cash provided by (used in) investing activities	$(1,451)	$(10,128)	$(2,459)	$(11,628)
Net cash provided by (used in) financing activities	$114,028	$(32,681)	$72,165	$(237,404)
Adjusted Homebuilding EBITDA (1)	$51,104	$32,963	$72,983	$35,032

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to our management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$5,349	$68,595	$38,919	$197,593
Add:
Provision for income taxes	272	—	361	—
Deferred tax valuation allowance	13,603	(8,913)	11,555	(28,080)
Homebuilding interest amortized to cost of sales and interest expense	31,804	33,590	55,585	59,308
Excess tax benefits from share-based payment arrangements	—	—	27	—
Less:
Income from financial services subsidiary	1,107	1,022	976	77
Depreciation and amortization from financial services subsidiary	153	171	310	346
(Gain) loss on disposal of property and equipment	—	675	(36)	1,338
Net changes in operating assets and liabilities:
Trade and other receivables	(6,518)	(7,666)	1,562	(1,273)
Mortgage loans held for sale	34,319	8,854	25,775	(6,945)
Inventories-owned	(3,715)	(95,734)	37,111	(137,556)
Inventories-not owned	6,488	460	17,550	1,138
Deferred income taxes	(13,875)	8,913	(11,916)	28,080
Other assets	(1,030)	1,599	(109,442)	(118,675)
Accounts payable and accrued liabilities	(14,333)	25,133	7,146	43,203

Adjusted Homebuilding EBITDA	$51,104	$32,963	$72,983	$35,032

Three and Six Month Periods Ended June 30, 2010 Compared to Three and Six Month Periods Ended June 30, 2009

Overview

Although our financial results improved during the first six months of 2010 compared to the prior year, our operations continue to be impacted by weak housing demand in substantially all of our markets, driven by a housing supply/demand imbalance (including as a result of record foreclosures), low consumer confidence and high unemployment. Despite these factors, we generated net income for the three and six months ended June 30, 2010, compared to net loss for the year earlier periods. We were successful in improving our homebuilding gross margin during the three and six month periods ended June 30, 2010, and reducing our selling, general and administrative (“SG&A”) expenses, which reflects our efforts to adjust our overhead structure to better align our operations with the decline in demand for new homes. Our 2010 second quarter consolidated average selling price increased compared to the prior year period, while our net new orders and backlog decreased from the year earlier period.

We generated net income of $10.7 million, or $0.04 per diluted share, during the 2010 second quarter, compared to a net loss of $23.1 million, or $0.10 per diluted share, in the second quarter of 2009. The improvement in our financial performance was primarily the result of higher revenues, higher gross margins and higher average sales prices and lower asset impairments and overhead costs. The 2009 second quarter results included $21.3 million of asset impairment charges and $5.5 million of restructuring charges. The 2010 second quarter included a $5.2 million charge related to the early extinguishment of debt and did not include any asset impairments. For the six months ended June 30, 2010, we generated net income of $5.6 million, or $0.02 per diluted share, compared to a net loss of $72.6 million, or $0.30 per diluted share, for the year earlier period. Our results for the six months ended June 30, 2009 included $52.1 million of asset impairment charges, $19.2 million of restructuring charges and a $5.4 million gain on early extinguishment of debt. During the six months ended June 30, 2010, we recorded a $5.2 million charge related to the early extinguishment of debt and did not record any asset impairment or restructuring charges.

We generated cash flows from operating activities of $38.9 million during the six months ended June 30, 2010 and ended the period with $710.4 million of homebuilding cash (including $13.8 million of restricted cash). During the six months ended June 30, 2009, we generated cash flows from operating activities of $197.6 million. The decrease in cash flows from operating activities for the six months ended June 30, 2010 as compared to the prior year period was driven primarily by a $122.2 million increase in cash land purchases and a $32.7 million increase in cash outflows related to the funding of a higher level of mortgage loans held for sale. Additionally, during the six months ended June 30, 2010, our consolidated homebuilding debt increased by approximately $82.9 million, primarily driven by the issuance of $300 million of 8 3/8% senior notes and $28.0 million of secured project debt and other notes payable, offset by the repayment of $185.3 million of senior notes and $59.2 million of secured project debt and other notes payable.

Homebuilding

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Homebuilding revenues:
California	$196,723	$154,471	$295,624	$253,125
Southwest	55,836	67,810	99,535	131,043
Southeast	64,600	67,391	97,369	115,039

Total homebuilding revenues	$317,159	$289,672	$492,528	$499,207

Homebuilding pretax income (loss):
California	$13,752	$362	$15,967	$(18,511)
Southwest	840	(11,471)	(669)	(22,427)
Southeast	802	(9,035)	(2,828)	(19,803)
Corporate	(5,616)	(4,148)	(7,576)	(11,360)

Total homebuilding pretax income (loss)	$9,778	$(24,292)	$4,894	$(72,101)

Homebuilding pretax impairment charges:
California	$—	$8,190	$—	$27,833
Southwest	—	8,900	—	16,061
Southeast	—	4,180	—	8,181

Total homebuilding pretax impairment charges	$—	$21,270	$—	$52,075

Homebuilding pretax impairment charges by type:
Deposit write-offs	$—	$—	$—	$2,055
Inventory impairments	—	13,129	—	41,879
Joint venture impairments	—	8,141	—	8,141

Total homebuilding pretax impairment charges	$—	$21,270	$—	$52,075

We generated homebuilding pretax income for the 2010 second quarter of $9.8 million compared to a pretax loss of $24.3 million in the year earlier period. The increase in profitability was primarily the result of a $21.3 million decrease in asset impairment charges, a $13.8 million increase in gross margin from home sales (exclusive of impairments) and a $2.6 million decrease in our SG&A expenses, all of which was partially offset by a $5.2 million loss on early extinguishment of debt in the 2010 second quarter. Our homebuilding pretax loss for the 2010 second quarter did not include any charges related to asset impairments or other restructuring charges. For the 2009 second quarter, inventory impairment charges and deposit write-offs, detailed in the table above, were included in cost of sales and other income (expense), respectively.

For the six months ended June 30, 2010, we generated a homebuilding pretax profit of $4.9 million compared to a pretax loss of $72.1 million in the year earlier period. The increase in profitability was primarily the result of a $52.1 million decrease in impairment charges, a $22.2 million decrease in our SG&A expenses and a $17.6 million increase in gross margin from home sales (exclusive of impairments). These changes were partially offset by a $5.2 million loss on early extinguishment of debt for the six months ended June 30, 2010, compared to a $5.4 million gain on early extinguishment of debt for the year earlier period.

Homebuilding revenues for the 2010 second quarter increased 9% from the year earlier period primarily as a result of an 18% increase in our consolidated average home price to $355,000, which was partially offset by a 5% decline in consolidated new home deliveries.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
New homes delivered:
California	374	383	(2%)	592	601	(1%)

Arizona	62	62	—	109	134	(19%)
Texas	101	118	(14%)	191	246	(22%)
Colorado	40	46	(13%)	65	76	(14%)
Nevada	9	6	50%	9	8	13%

Total Southwest	212	232	(9%)	374	464	(19%)

Florida	158	208	(24%)	244	368	(34%)
Carolinas	147	119	24%	218	196	11%

Total Southeast	305	327	(7%)	462	564	(18%)

Consolidated total	891	942	(5%)	1,428	1,629	(12%)
Unconsolidated joint ventures (1)	15	58	(74%)	28	77	(64%)
Discontinued operations	—	—	—	—	3	(100%)

Total (including joint ventures) (1)	906	1,000	(9%)	1,456	1,709	(15%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures) decreased 5% during the 2010 second quarter as compared to the prior year period. The decline in deliveries was driven primarily by a 38% decrease in net new orders during the 2010 second quarter and the significant reduction in the number of completed and unsold homes available for sale at the beginning of the quarter as compared to the year earlier period. These decreases were partially offset by a 19% higher level of homes in backlog at the beginning of the 2010 second quarter as compared to the 2009 second quarter.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Average selling prices of homes delivered:
California	$526,000	$403,000	31%	$499,000	$421,000	19%

Arizona	200,000	203,000	(1%)	199,000	215,000	(7%)
Texas	293,000	293,000	—	296,000	283,000	5%
Colorado	290,000	303,000	(4%)	293,000	301,000	(3%)
Nevada	195,000	222,000	(12%)	195,000	225,000	(13%)

Total Southwest	261,000	269,000	(3%)	265,000	265,000	—

Florida	192,000	195,000	(2%)	191,000	194,000	(2%)
Carolinas	233,000	224,000	4%	231,000	219,000	5%

Total Southeast	212,000	206,000	3%	210,000	203,000	3%

Consolidated (excluding joint ventures)	355,000	302,000	18%	344,000	301,000	14%
Unconsolidated joint ventures (1)	453,000	513,000	(12%)	471,000	519,000	(9%)
Discontinued operations	—	—	—	—	224,000	—

Total (including joint ventures) (1)	$357,000	$314,000	14%	$347,000	$311,000	12%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

During the 2010 second quarter, our consolidated average home price (excluding joint ventures) increased 18% to $355,000 versus $302,000 for the year earlier period. The increase in our consolidated average home price was due primarily to the delivery of more higher priced homes within California during the quarter as compared to the 2009 second quarter.

Our average home price in California increased 31% for the 2010 second quarter, which reflected higher prices and a greater proportion of higher priced homes delivered in Southern California.

Our average home prices in Arizona, Colorado and Florida for the 2010 second quarter decreased 1%, 4% and 2%, respectively, largely due to general price declines, while average home prices in the Carolinas increased 4% primarily due to product mix shifts.

Gross Margin

Our 2010 second quarter homebuilding gross margin percentage (including land sales) was 20.9% compared to 13.5% in the prior year period. The 2010 second quarter gross margin reflected no inventory impairment charges, whereas the 2009 second quarter included $13.1 million of pretax inventory impairment charges. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the six months ended June 30, 2009, were generally in the 7% to 12% range and discount rates were generally in the 15% to 25% range. Our 2010 second quarter gross margin percentage from home sales was 20.9% versus an adjusted gross margin from home sales for the year earlier period of 18.5% (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 240 basis point improvement in our 2010 second quarter gross margin from home sales was primarily the result of lower direct construction costs and to a lesser extent price increases in certain California markets.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three and six months ended June 30, 2010 and 2009 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	Gross Margin %	2009	Gross Margin %	2010	Gross Margin %	2009	Gross Margin %
	(Dollars in thousands)
Homebuilding gross margin	$66,268	20.9%	$39,108	13.5%	$106,131	21.5%	$47,206	9.5%
Less: Land sale revenues	(450)		(5,466)		(906)		(8,768)
Add: Cost of land sales	421		5,696		674		10,431

Gross margin from home sales	66,239	20.9%	39,338	13.8%	105,899	21.5%	48,869	10.0%
Add: Housing inventory impairment charges	—		13,129		—		39,461

Gross margin from home sales, as adjusted	$66,239	20.9%	$52,467	18.5%	$105,899	21.5%	$88,330	18.0%

We believe that the measures described above, which exclude housing inventory impairment charges, are useful to our management and investors as they provide a perspective on the underlying operating performance of the business by isolating our results from home sales and excluding impairment charges and provides comparability with information presented by the Company’s peer group. However, it should be noted that such measures are not GAAP financial measures and other companies in the homebuilding industry may calculate these measures differently. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Restructuring Activities

During the six months ended June 30, 2010, we did not incur any restructuring charges as compared to $5.5 million and $19.2 million for the three and six months ended June 30, 2009, respectively. We believe that our restructuring activities are substantially complete as of June 30, 2010. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs. We estimate that employee severance and lease termination actions taken during 2009 and 2008 will result in gross savings of approximately $75 million for 2010, primarily related to SG&A expenses.

SG&A Expenses

Our 2010 second quarter SG&A expenses (including Corporate G&A) were $43.4 million compared to $46.0 million for the prior year period. The 2010 second quarter SG&A expenses did not include any restructuring charges, whereas the 2009 second quarter included $4.6 million of restructuring charges. The Company’s 2010 second quarter SG&A rate from home sales was 13.7% versus an adjusted rate of 14.6% (please see the table set forth below reconciling this non-GAAP measure to our SG&A rate from home sales). The 90 basis point reduction in our adjusted SG&A rate was primarily the result of lower personnel, model and stock option costs, and an 11% increase in revenues from home sales. These cost reductions were offset by a $6.0 million increase in the accrual for incentive-based compensation (which is primarily linked to the Company’s EBITDA), from $0.4 million for the 2009 second quarter to $6.4 million for the 2010 second quarter ($2.0 million of which related to stock-based compensation).

The table set forth below reconciles our SG&A expenses and SG&A rate from home sales for the three and six months ended June 30, 2010 and 2009 to our SG&A expenses and SG&A rate from home sales, excluding restructuring charges:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	SG&A % (excl. land sales)	2009	SG&A % (excl. land sales)	2010	SG&A % (excl. land sales)	2009	SG&A % (excl. land sales)
	(Dollars in thousands)
Selling, general and administrative expenses	$43,413	13.7%	$46,026	16.2%	$76,165	15.5%	$98,405	20.1%
Less: Restructuring charges	—	—	(4,650)	(1.6%)	—	—	(16,651)	(3.4%)

Selling, general and administrative expenses, excluding restructuring charges	$43,413	13.7%	$41,376	14.6%	$76,165	15.5%	$81,754	16.7%

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

Unconsolidated Joint Ventures

We recognized a $0.2 million loss from unconsolidated joint ventures during the 2010 second quarter compared to a $5.6 million loss in the year earlier period. The loss in the 2010 second quarter primarily represented $0.7 million of losses related to a Southern California land development joint venture, partially offset by $0.4 million of income related to a Northern California homebuilding joint venture. The loss in the 2009 second quarter reflected an $8.1 million pretax charge related to our remaining investment in our North Las Vegas joint venture, which was partially offset by approximately $2.0 million of income from one of our Southern California land development joint ventures.

Interest Expense

For the three and six months ended June 30, 2010, we expensed $10.5 million and $22.5 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC Topic 835, Interest. For the three and six months ended June 30, 2009, we expensed $11.7 million and $22.8 million, respectively, of interest costs. In addition, to the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Gain (Loss) on Early Extinguishment of Debt

During the three and six months ended June 30, 2010, we recognized a $5.2 million loss in connection with the early extinguishment of all of our remaining senior notes due 2010, 2011 and 2013. During the three and six months ended June 30, 2009, we recognized a gain on early extinguishment of debt of $0.2 million and $5.4 million, respectively. The 2009 second quarter gain on early extinguishment of debt related to income associated with the ineffectiveness of our Term Loan A interest rate swap and a gain related to the early redemption of $2.0 million of our 2010 senior notes. Gain (loss) on early extinguishment of debt for the six months ended June 30, 2009 included a $5.4 million gain related to the early redemption of $24.5 million of our 2010 senior notes and $4.4 million of our 2011 senior notes.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2010 primarily related to a $1.5 million recovery of a land option deposit that had been previously written off and a $0.5 million gain on sale of a note receivable. In addition, other income (expense) for the three and six months ended June 30, 2010 included $0.5 million and $0.9 million, respectively, of interest income.

Other income (expense) for the three months ended June 30, 2009 included $0.7 million of fixed asset write-offs in connection with our restructuring activities, which were partially offset by $0.6 million of interest income. Other income (expense) for the six months ended 2009 also included $1.7 million of interest income, partially offset by a pretax charge of approximately $2.1 million related to the write-off of option deposits.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	% Change	% Change Same Store (1)	2010	2009	% Change	% Change Same Store (1)
Net new orders (2):
California	311	499	(38%)	(30%)	601	762	(21%)	(9%)

Arizona	46	116	(60%)	(60%)	106	156	(32%)	(15%)
Texas	95	131	(27%)	(18%)	201	239	(16%)	(6%)
Colorado	22	32	(31%)	3%	51	61	(16%)	17%
Nevada	12	8	50%	200%	15	8	88%	275%

Total Southwest	175	287	(39%)	(29%)	373	464	(20%)	(1%)

Florida	117	249	(53%)	(40%)	258	428	(40%)	(12%)
Carolinas	116	134	(13%)	(17%)	246	249	(1%)	(1%)

Total Southeast	233	383	(39%)	(32%)	504	677	(26%)	(9%)

Consolidated total	719	1,169	(38%)	(30%)	1,478	1,903	(22%)	(7%)
Unconsolidated joint ventures (3)	13	89	(85%)	(61%)	28	139	(80%)	(40%)
Discontinued operations	—	—	—	—	—	2	(100%)	—

Total (including joint ventures)	732	1,258	(42%)	(32%)	1,506	2,044	(26%)	(9%)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Average number of selling communities during the period:
California	47	53	(11%)	46	53	(13%)

Arizona	9	9	—	8	10	(20%)
Texas	16	18	(11%)	17	19	(11%)
Colorado	4	6	(33%)	5	7	(29%)
Nevada	1	2	(50%)	1	2	(50%)

Total Southwest	30	35	(14%)	31	38	(18%)

Florida	25	32	(22%)	24	35	(31%)
Carolinas	25	24	4%	25	25	—

Total Southeast	50	56	(11%)	49	60	(18%)

Consolidated total	127	144	(12%)	126	151	(17%)
Unconsolidated joint ventures (3)	3	8	(63%)	3	9	(67%)

Total (including joint ventures)	130	152	(14%)	129	160	(19%)

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

Net new orders (excluding joint ventures) for the 2010 second quarter decreased 38% to 719 new homes from the 2009 second quarter on a 12% decline in the number of average active selling communities from 144 to 127. Our cancellation rate for the three months ended June 30, 2010 was 15%, down slightly from 16% for the 2009 second quarter and flat with the 2010 first quarter. Our monthly sales absorption rate for the 2010 second quarter was 1.9 per community, down from 2.7 per community for the 2009 second quarter, and down slightly from 2.0 per community for the 2010 first quarter. The decrease in our sales absorption rate for the 2010 second quarter as compared to the 2009 second quarter was due to sales decreases in substantially all of our markets on a per community basis. The slower absorption rates reflected weaker demand in substantially all of our markets, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment. These conditions have been magnified by the tightening of available mortgage credit for homebuyers.

	At June 30,
	2010		2009		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	256	$137,493	381	$164,807	(33%)	(17%)

Arizona	44	9,787	98	21,144	(55%)	(54%)
Texas	119	36,638	123	37,618	(3%)	(3%)
Colorado	40	11,582	63	19,432	(37%)	(40%)
Nevada	6	1,228	4	917	50%	34%

Total Southwest	209	59,235	288	79,111	(27%)	(25%)

Florida	92	18,448	207	39,843	(56%)	(54%)
Carolinas	92	22,532	106	24,779	(13%)	(9%)

Total Southeast	184	40,980	313	64,622	(41%)	(37%)

Consolidated total	649	237,708	982	308,540	(34%)	(23%)
Unconsolidated joint ventures (1)	9	3,920	22	17,706	(59%)	(78%)

Total (including joint ventures)	658	$241,628	1,004	$326,246	(34%)	(26%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) as of June 30, 2010 decreased 23% from the year earlier period to $237.7 million, or 649 homes. The decrease in backlog value from the 2009 second quarter reflects the slowdown in order activity experienced during the 2010 second quarter and a decrease in the average number of active selling communities from the prior year period, which was partially offset by a 17% increase in our consolidated average home price in backlog to $366,000. The higher average price in our backlog was due primarily to a 24% increase in California average home prices due to a mix shift to more higher-priced homes in Southern California.

	At June 30,
	2010	2009	% Change
Building sites owned or controlled:
California	9,013	7,826	15%

Arizona	2,027	2,052	(1%)
Texas	2,427	1,730	40%
Colorado	231	298	(22%)
Nevada	1,209	1,911	(37%)

Total Southwest	5,894	5,991	(2%)

Florida	4,777	6,427	(26%)
Carolinas	2,169	1,768	23%

Total Southeast	6,946	8,195	(15%)

Total (including joint ventures)	21,853	22,012	(1%)

Building sites owned	16,944	17,510	(3%)
Building sites optioned or subject to contract	3,934	2,413	63%
Joint venture lots (1)	975	2,089	(53%)

Total (including joint ventures)	21,853	22,012	(1%)

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of June 30, 2010 decreased 1% from the year earlier period, but was up 7% from the 20,505 lots owned and controlled as of March 31, 2010.

	At June 30,
	2010	2009	% Change
Homes under construction (including speculative homes):
Consolidated	1,003	1,041	(4%)
Joint ventures	18	30	(40%)

Total	1,021	1,071	(5%)

Speculative homes under construction:
Consolidated	600	480	25%
Joint ventures	16	20	(20%)

Total	616	500	23%

Completed and unsold homes:
Consolidated (excluding podium projects)	283	258	10%
Podium projects	10	193	(95%)

Total consolidated	293	451	(35%)
Joint ventures	11	40	(73%)

Total continuing operations	304	491	(38%)
Discontinued operations	—	1	(100%)

Total	304	492	(38%)

We continue to remain focused on managing the number of completed and unsold homes and speculative homes under construction to better match new construction starts with current sales volume. As of June 30, 2010, the number of completed unsold homes (exclusive of joint ventures) decreased 35% from the year earlier period, however, the number of speculative homes under construction increased 25% as a result of the slowdown in net new orders experienced during the 2010 second quarter.

Financial Services

In the 2010 second quarter, our financial services subsidiary generated pretax income of approximately $1.1 million compared to pretax income of $1.0 million in the year earlier period. The increase in pretax income was driven primarily by higher margins on loans closed and sold, and was partially offset by a 19% decrease in the volume of loans closed and sold compared to the year earlier period and a $0.6 million increase in loan loss reserves from approximately $0.6 million for the 2009 second quarter to $1.2 million for the 2010 second quarter. Additionally, operating expenses were down $0.5 million due to a decrease in personnel expenses resulting principally from a reduction in headcount to better align our fixed overhead with lower production levels.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations:

	Three Months Ended June 30,
	2010	2009
Mortgage Loan Origination Product Mix:
Conforming loans	36%	39%
Government loans (FHA, VA and USDA)	64%	61%
Jumbo loans	0%	0%

	100%	100%

Loan Type:
Fixed	96%	100%
ARM	4%	0%
Credit Quality:
FICO score ≥ 700	97%	95%
FICO score between 620 - 699	3%	5%
FICO score < 620 (sub-prime loans)	0%	0%
Avg. FICO score	739	732
Other Data:
Avg. combined LTV ratio	89%	89%
Full documentation loans	100%	100%
Non-Full documentation loans	0%	0%
Loan Capture Rates	79%	80%

Income Taxes

During the three months ended June 30, 2010, we recorded a noncash reversal of our valuation allowance of $4.3 million, compared to an $8.9 million noncash valuation allowance recorded during the prior year period, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). As of June 30, 2010, we had a $523.0 million net deferred tax asset (excluding the $10.4 million deferred tax asset relating to our interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and sheltering a portion of taxable income.

Warrant and Potential Dilution

At June 30, 2010, MatlinPatterson holds a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which is exercisable for Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock. The Warrant expires on June 27, 2015 and contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for 20 out of 30 consecutive trading days: $7.50, $9.00, and $10.50, respectively.

The following table sets forth the potential dilutive common shares that would be issued if the Warrant was exercised at common stock prices ranging from $4.50 per share to $10.50 per share, assuming a cashless exercise.

Share Price	Potential Dilutive Common Shares (1)	Share Price	Potential Dilutive Common Shares (1)
$ 4.50	7,946,667	$ 7.00	37,037,143
$ 5.00	16,092,000	$ 7.50	40,528,000
$ 5.50	22,756,364	$ 9.00	46,637,000(2)
$ 6.00	28,310,000	$10.50	49,546,048(3)

(1)	For the share prices ranging from $4.50 to $7.50, assumes 100% of the Warrant is exercised at the corresponding price.
(2)	Assumes that 25% of the Warrant is exercised at the mandatory exercise price hurdle of $7.50 and the remaining 75% is exercised at $9.00.
(3)	Assumes that 25% of the Warrant is exercised at the mandatory exercise price hurdle of $7.50, 25% is exercised at $9.00, and the remaining 50% is exercised at $10.50.

If the Warrant is exercised at prices that are above the mandatory exercise price hurdles, then the dilution will be higher than illustrated in the table above.

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

For the six months ended June 30, 2010, we generated $38.9 million in cash flows from operating activities driven primarily from the receipt of a $107.6 million tax refund related to our 2009 federal tax return, partially offset by a $54.7 million increase in our inventories (largely due to $130.1 million of cash land purchases). Cash flows from financing activities reflected the issuance of $300 million of senior notes, offset by the repayment, at a premium, of $185.3 million principal amount of senior public notes for $190.0 million, and $59.2 million of secured project debt and other notes payable. As of June 30, 2010, our homebuilding cash balance was $710.4 million (including $13.8 million in restricted cash).

Term Loan. As of June 30, 2010, we had a $225 million term loan outstanding (the “Credit Facility”). The Credit Facility contains customary affirmative and negative covenants, including a financial covenant requiring the Company to either: (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth; or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Credit Facility and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Credit Facility. As of June 30, 2010, we were in compliance with each of the three ratios as illustrated below:

Covenant Requirements (1)	Actual at June 30, 2010	Covenant Requirements at June 30, 2010
Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding Interest Incurred	3.81	≥	1.00	(2)
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA to Consolidated Homebuilding Interest Incurred	1.58	≥	1.00	(2)
Total Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio	1.30	≤	3.00

(1)	These ratios are calculated pursuant to, and as defined in, the Credit Facility.
(2)	The covenant requirements for these ratios will adjust to > 1.25 beginning with the first quarter ended after September 30, 2011.

Letter of Credit Facilities. As of June 30, 2010, we were party to three letter of credit facilities. These facilities, which require cash collateralization of outstanding letters of credit, had commitments that aggregated $60 million and a total of $12.7 million in letters of credit outstanding that were secured by cash collateral deposits of $13.8 million.

Senior and Senior Subordinated Notes. As of June 30, 2010, we had $1,021.1 million in aggregate principal amount of senior and senior subordinated notes outstanding (the “Notes”). The Notes contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation.

As of June 30, 2010, we were unable to satisfy either the leverage condition or the interest coverage condition. As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to approximately $550 million under existing or future bank credit facilities (of which $480.9 million was available as of June 30, 2010), non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. In addition, as we were unable to satisfy either condition as of June 30, 2010, we are also prohibited from making restricted payments. Our unrestricted subsidiaries are not subject to this prohibition. As of June 30, 2010, we had approximately $470.0 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

The leverage and interest coverage conditions contained in our 6 1/4% Senior Notes due 2014 (our most restrictive series of Notes based on the leverage condition as of June 30, 2010) are set forth in the table below:

Covenant Requirements (1)	Actual at June 30, 2010	Covenant Requirements at June 30, 2010
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	3.17	≤	2.25	(2)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	1.44	≥	2.00

(1)	These ratios are calculated pursuant to, and as defined in, the indenture governing our 6 1/4% Senior Notes due 2014.
(2)	The leverage ratio under the indenture governing our 9 1 /4% Senior Subordinated Notes due 2012 is ≤ 2.50.

During the three months ended June 30, 2010, we issued $300 million of 8 3/8% senior notes due May 15, 2018 (the “2018 Notes”). The 2018 Notes rank equally with our other senior notes. The net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) were used to repurchase or redeem, at a premium, the remaining $15.0 million, $48.6 million, and $121.6 million principal balances of our senior notes due 2010, 2011 and 2013, respectively, for total payments of $190.0 million. As a result of these transactions, we recognized a $5.2 million loss (including the write-off of $0.4 million of unamortized debt discount) which was included in gain (loss) on early extinguishment of debt in the accompanying condensed consolidated financial statements. The remaining proceeds were primarily used to repay approximately $103.0 million of intercompany indebtedness (intercompany indebtedness is eliminated in any presentation of consolidated indebtedness). The intercompany indebtedness consisted primarily of bank debt and secured project debt previously repaid with funds from an unrestricted subsidiary. The next scheduled maturities for our senior and senior subordinated notes are in fiscal year 2012 when $116.1 million in aggregate principal amount comes due.

Senior Subordinated Convertible Notes. As of June 30, 2010, we had $45.6 million in aggregate principal amount of Senior Subordinated Convertible Notes due 2012 outstanding (the “Convertible Notes”). In accordance with ASC Topic 470, Debt (“ASC 470”), a portion of our Convertible Notes has been classified in stockholders equity ($10.0 million as of June 30, 2010) and the remaining principal amount will be accreted to its redemption value of $45.6 million over the remaining term of these notes.

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

Joint Venture Loans. As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 46, our land development and homebuilding joint ventures have typically obtained secured acquisition, development and construction financing. This financing is designed to reduce the use of funds from corporate financing sources. Over the last several years both the number of joint ventures in which we participate and the dollar value of loans outstanding with respect to these joint ventures have been significantly reduced. As of June 30, 2010, we held interests in eight active joint ventures which had a total of approximately $34.6 million of borrowings recourse to us (three joint ventures) and $178.9 million of nonrecourse borrowings (one joint venture) outstanding.

Secured Project Debt and Other Notes Payable. At June 30, 2010, we had approximately $24.4 million outstanding in secured project debt and other notes payable, of which $22.3 million was repaid in July 2010. Our secured project debt and other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities. At June 30, 2010, we had approximately $65.1 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility. The lender generally does not have discretion to refuse to fund requests under the repurchase facility if our mortgage loans comply with the requirements of the facility, though the lender has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. The lender has the right to terminate the repurchase facility on not less than 90 days notice. On July 20, 2010, the maturity date of these mortgage credit facilities was extended to July 2011. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $4.1 million as of June 30, 2010, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of June 30, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

On July 6, 2010, Standard Pacific Mortgage entered into a $50 million repurchase facility with another lender, maturing July 2011. This facility requires Standard Pacific Mortgage to maintain a cash collateral account of $1.3 million, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity level, and satisfy pretax income (loss) requirements.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance. At June 30, 2010, we had approximately $210.8 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $61.0 million remaining in cost to complete.

Availability of Additional Liquidity. The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness, except through certain exceptions, including the refinance exception), our ability to effectively access these liquidity sources for new borrowing is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During the six months ended June 30, 2010, three credit rating agencies upgraded our corporate debt rating due to, among other things, the improvements in our operating performance and liquidity and our success in refinancing a significant portion of our near-term maturities.

Dividends. We paid no dividends to our stockholders during the six months ended June 30, 2010 and have not paid any dividends since fiscal year 2007. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases. We did not repurchase capital stock during the six months ended June 30, 2010 and have not repurchased any capital stock under an authorized stock purchase plan since fiscal year 2006. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from repurchasing capital stock for cash.

Leverage. Our homebuilding leverage ratio was 73.5% at June 30, 2010 and our adjusted net homebuilding debt to adjusted total book capitalization was 54.2%. This adjusted ratio reflects the offset of homebuilding cash and excludes $65.1 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments, operating losses and deferred tax valuation allowances recorded by us, as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008 and the $32.8 million in debt for equity exchanges completed during 2009. Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At June 30, 2010, we had two option contracts outstanding with third party financial entities with approximately $1.3 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At June 30, 2010, we had non-refundable cash deposits and letters of credit outstanding of approximately $15.3 million and capitalized preacquisition and other development and construction costs of approximately $1.7 million relating to land purchase and option contracts having a total remaining purchase price of approximately $149.8 million. Approximately $1.0 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

As of June 30, 2010, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, three joint ventures had an aggregate of $34.6 million in recourse project specific financing, with maturity dates ranging from September 2010 to June 2011, and one had $178.9 million of nonrecourse project specific financing. The joint venture with borrowings recourse to us, and with a September 2010 maturity date, is in discussions with the lender group to extend the maturity date. The project specific financing for our nonrecourse joint venture matured in March and April 2010 and has not been repaid. The agent for the lenders has provided the joint venture with a notice of default and demand for payment, and discussions are ongoing between the agent and the joint venture members. In addition, as of June 30, 2010, we had $15.6 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $1.6 million remaining in cost to complete.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in the interest rate on our variable rate-based term loan, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended June 30, 2010. We do not enter into or hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our $225 Credit Facility through its scheduled maturity date. The swap agreements have been designated as cash flow hedges and as of June 30, 2010, the estimated fair value of the swap represented a liability of $27.2 million and was included in accrued liabilities in our condensed consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil. As of June 30, 2010, Standard Pacific Mortgage had approximately $67.9 million in closed mortgage loans held for sale and $44.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Standard Pacific Corp. and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	the alignment of our overhead structure with current delivery levels and our speculative starts with sales;

•	our belief that our restructuring activities are substantially complete and the amount of savings that will result from such restructuring;

•	our efforts to generate cash, reduce real estate inventories and to better align our land supply with the current levels of new housing demand;

•	the potential need for, the amount and magnitude of, joint venture expenditures, including those requiring the use of our funds;

•	the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	housing market conditions and trends in the geographic markets in which we operate;

•	the potential timing and number of dilutive common shares that would be issued upon exercise of a warrant;

•	the sufficiency of our capital resources and ability to access additional capital;

•	expected performance by derivative counterparties;

•	litigation outcomes and related costs;

•	our ability to comply with the covenants contained in our debt instruments;

•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;

•	the extent and magnitude of our exposure to defective Chinese drywall, as well as our plans and intentions relating thereto;

•	changes to our unrealized tax benefits and uncertain tax positions;

•	the expected equity award forfeiture rates and vesting periods of unrecognized compensation expense;

•	our ability to realize the value of our deferred tax assets; and

•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include, but are not limited to, the following:

•	adverse developments in general and local economic conditions that affect the demand for homes;

•	the impact of downturns in homebuyer demand on revenues, margins and impairments;

•	our dependence on the California market and, to a lesser extent, the Florida market;

•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;

•	the market value and availability of land;

•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;

•	our ability to obtain suitable bonding for development of our communities;

•	the cost and availability of labor and materials;

•	adverse weather conditions and natural disasters;

•	litigation and warranty claims;

•	our reliance on subcontractors and the adverse impact of their ability to properly construct our homes;

•

risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market and exposure to regulatory investigations or lawsuits claiming improper lending practices;

•	our dependence on key employees;

•	risks relating to acquisitions, including integration risks;

•	government regulation, including environmental, building, worker health, safety, zoning and land use regulation;

•	the impact of “slow growth”, “no growth” or similar initiatives;

•	increased regulation of the mortgage industry;

•	changes to tax laws that make homeownership more expensive;

•	the amount of, and our ability to repay, renew or extend, our outstanding debt;

•

the impact of restrictive covenants in our credit agreements, public notes and private term loans and out ability to comply with these covenants, including our current inability to incur most types of additional indebtedness;

•	our ability to obtain additional capital when needed and at an acceptable cost;

•

risks relating to our unconsolidated joint ventures, our ability and the ability of our partners to contribute funds to our joint ventures when needed or contractually agreed to, entitlement and development risks for the land owned by our joint ventures, the availability of financing to the joint venture, our completion obligations to the joint venture, the illiquidity of our joint venture investments, partner disputes, and risks relating to our determinations concerning the consolidation or non-consolidation of our joint venture investments;

•	the risk of our longer-term land acquisition strategy;

•	the influence of our principal stockholder; and

•

our inability to realize the benefit of our net deferred tax asset and other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

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

Chinese Drywall

Like many other homebuilders, we have learned that some of our subcontractors installed drywall manufactured in China in Company constructed homes. Reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). We have conducted an internal review in an attempt to determine how many of the homes that we constructed may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of our Florida communities contain some high-sulfur Chinese drywall. We have inspected all but about 15 of the homes that we believe are likely to be impacted in these communities based on their location and drywall installation dates. Approximately 160 have been confirmed (including 14 Company owned homes), and we are still seeking access to the remaining 15 to complete our investigation. We have also received complaints from two other homeowners outside of these five communities who have thus far refused to let us inspect their homes. If we were to locate high sulfur drywall outside of these communities or drywall installation dates, we would broaden the scope of our investigation. We have notified homeowners of the results of our inspections, and have offered to make comprehensive repairs, including removing and replacing all drywall and wiring. We have entered into approximately 83 settlement agreements to repair homes that we sold, and have commenced the repair process on at least 90 homes, including those owned by the Company. We intend to continue to negotiate additional settlements as we make repairs and will work through the group as quickly and efficiently as possible. Although we are encouraging homeowners to allow us to make repairs rather than engaging in litigation, approximately 70 homeowners have joined a federal class action lawsuit or filed suit in state court, seeking property and, in some cases, bodily injury damages. Over 20 of these already have agreed to allow us to make repairs. We plan to vigorously defend litigation involving Chinese drywall, while seeking to make repairs wherever possible.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 (which replaced in their entirety the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009). For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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

STANDARD PACIFIC CORP. (Registrant)

Dated: August 6, 2010	By:	/S/ KENNETH L. CAMPBELL
Kenneth L. Campbell Chief Executive Officer and President (Principal Executive Officer)

Dated: August 6, 2010	By:	/S/ JOHN M. STEPHENS
John M. Stephens Senior Vice President and Chief Financial Officer (Principal Financial Officer)