Form 10-Q
period 2010-09-30
STANDARD PACIFIC CORP /DE/
filed 2010-11-05
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Registrant’s shares of common stock outstanding at November 3, 2010: 107,180,656

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$206,516	$269,873	$698,138	$760,312
Land sale revenues	950	57,538	1,856	66,306

Total revenues	207,466	327,411	699,994	826,618

Cost of home sales	(157,677)	(219,641)	(543,400)	(661,211)
Cost of land sales	(954)	(65,147)	(1,628)	(75,578)

Total cost of sales	(158,631)	(284,788)	(545,028)	(736,789)

Gross margin	48,835	42,623	154,966	89,829

Selling, general and administrative expenses	(36,339)	(43,695)	(112,504)	(142,100)
Income (loss) from unconsolidated joint ventures	1,801	(1,960)	1,141	(4,449)
Interest expense	(10,257)	(12,633)	(32,721)	(35,409)
Gain (loss) on early extinguishment of debt	(999)	(8,824)	(6,189)	(3,457)
Other income (expense)	1,035	(305)	4,277	(1,309)

Homebuilding pretax income (loss)	4,076	(24,794)	8,970	(96,895)

Financial Services:
Revenues	3,430	3,762	9,711	10,095
Expenses	(2,721)	(2,753)	(8,026)	(9,009)
Income from unconsolidated joint ventures	—	—	—	119
Other income	30	19	111	108

Financial services pretax income	739	1,028	1,796	1,313

Income (loss) from continuing operations before income taxes	4,815	(23,766)	10,766	(95,582)
Provision for income taxes	(272)	(33)	(633)	(298)

Income (loss) from continuing operations	4,543	(23,799)	10,133	(95,880)
Loss from discontinued operations, net of income taxes	—	(45)	—	(569)

Net income (loss)	4,543	(23,844)	10,133	(96,449)
Less: Net (income) loss allocated to preferred shareholder	(2,676)	14,500	(5,982)	59,022

Net income (loss) available to common stockholders	$1,867	$(9,344)	$4,151	$(37,427)

Basic Income (Loss) Per Common Share:
Continuing operations	$0.02	$(0.10)	$0.04	$(0.40)
Discontinued operations	—	—	—	—

Basic income (loss) per common share	$0.02	$(0.10)	$0.04	$(0.40)

Diluted Income (Loss) Per Common Share:
Continuing operations	$0.02	$(0.10)	$0.04	$(0.40)
Discontinued operations	—	—	—	—

Diluted income (loss) per common share	$0.02	$(0.10)	$0.04	$(0.40)

Weighted Average Common Shares Outstanding:
Basic	103,100,974	95,250,351	102,582,491	93,731,253
Diluted	106,137,371	95,250,351	111,005,597	93,731,253
Weighted average additional common shares outstanding if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$529,113	$587,152
Restricted cash	16,983	15,070
Trade and other receivables	13,673	12,676
Inventories:
Owned	1,151,599	986,322
Not owned	17,278	11,770
Investments in unconsolidated joint ventures	79,481	40,415
Deferred income taxes, net	10,791	9,431
Other assets	29,537	131,086

	1,848,455	1,793,922
Financial Services:
Cash and equivalents	10,215	8,407
Restricted cash	2,870	3,195
Mortgage loans held for sale, net	36,134	41,048
Mortgage loans held for investment, net	10,378	10,818
Other assets	3,528	3,621

	63,125	67,089

Total Assets	$1,911,580	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$16,126	$22,702
Accrued liabilities	188,249	199,848
Secured project debt and other notes payable	4,857	59,531
Senior notes payable	1,109,848	993,018
Senior subordinated notes payable	102,081	104,177

	1,421,161	1,379,276
Financial Services:
Accounts payable and other liabilities	1,342	1,436
Mortgage credit facilities	35,602	40,995

	36,944	42,431

Total Liabilities	1,458,105	1,421,707
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 107,147,906 and 105,293,180 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,071	1,053
Additional paid-in capital	1,040,270	1,030,664
Accumulated deficit	(570,495)	(580,628)
Accumulated other comprehensive loss, net of tax	(17,376)	(15,296)

Total Stockholders’ Equity	453,475	435,798
Noncontrolling Interests	—	3,506

Total Equity	453,475	439,304

Total Liabilities and Equity	$1,911,580	$1,861,011

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$10,133	$(95,880)
Income (loss) from discontinued operations, net of income taxes	—	(569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(1,141)	4,330
Cash distributions of income from unconsolidated joint ventures	—	326
Depreciation and amortization	2,159	2,722
(Gain) loss on disposal of property and equipment	(35)	1,339
(Gain) loss on early extinguishment of debt	6,189	3,457
Amortization of stock-based compensation	8,598	7,259
Excess tax benefits from share-based payment arrangements	(27)	—
Deferred income taxes	19,096	(37,358)
Deferred tax asset valuation allowance	(18,463)	37,358
Inventory impairment charges and deposit write-offs	—	51,748
Changes in cash and equivalents due to:
Trade and other receivables	(983)	3,464
Mortgage loans held for sale	5,846	23,016
Inventories - owned	(120,420)	241,525
Inventories - not owned	(24,070)	(1,462)
Other assets	108,846	116,678
Accounts payable	(6,576)	(17,589)
Accrued liabilities	(17,647)	(30,199)

Net cash provided by (used in) operating activities	(28,495)	310,165

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(37,434)	(23,502)
Distributions from unconsolidated homebuilding joint ventures	113	4,429
Other investing activities	(1,133)	(1,796)

Net cash provided by (used in) investing activities	(38,454)	(20,869)

Cash Flows From Financing Activities:
Change in restricted cash	(1,588)	(277,070)
Net proceeds from (payments on) revolving credit facility	—	(47,500)
Principal payments on secured project debt and other notes payable	(83,407)	(88,092)
Principal payments on senior and senior subordinated notes payable	(195,869)	(205,597)
Proceeds from the issuance of senior notes payable	300,000	257,592
Payment of debt issuance costs	(5,506)	—
Net proceeds from (payments on) mortgage credit facilities	(5,393)	(24,857)
Excess tax benefits from share-based payment arrangements	27	—
Proceeds from the exercise of stock options	2,454	388

Net cash provided by (used in) financing activities	10,718	(385,136)

Net increase (decrease) in cash and equivalents	(56,231)	(95,840)
Cash and equivalents at beginning of period	595,559	625,845

Cash and equivalents at end of period	$539,328	$530,005

Cash and equivalents at end of period	$539,328	$530,005
Homebuilding restricted cash at end of period	16,983	283,292
Financial services restricted cash at end of period	2,870	2,295

Cash and equivalents and restricted cash at end of period	$559,181	$815,592

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2010 and the results of operations and cash flows for the periods presented. Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the three months ended September 30, 2010.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Homebuilding revenues:
California	$118,989	$199,390	$414,613	$452,515
Southwest	47,956	49,882	147,491	180,925
Southeast	40,521	78,139	137,890	193,178

Total homebuilding revenues	$207,466	$327,411	$699,994	$826,618

Homebuilding pretax income (loss):
California	$11,874	$(2,405)	$27,841	$(20,916)
Southwest	(1,484)	(3,966)	(2,153)	(26,393)
Southeast	(2,214)	(7,004)	(5,042)	(26,807)
Corporate	(4,100)	(11,419)	(11,676)	(22,779)

Total homebuilding pretax income (loss)	$4,076	$(24,794)	$8,970	$(96,895)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$1,826	$(639)	$1,202	$5,103
Southwest	(15)	(1,365)	(38)	(9,596)
Southeast	(10)	44	(23)	44

Total homebuilding income (loss) from unconsolidated joint ventures	$1,801	$(1,960)	$1,141	$(4,449)

Restructuring charges:
California	$—	$(115)	$—	$(2,247)
Southwest	—	(13)	—	(1,678)
Southeast	—	(772)	—	(4,537)
Corporate	—	(653)	—	(12,073)

Total restructuring charges	$—	$(1,553)	$—	$(20,535)

We did not record any asset impairment charges or deposit write-offs during the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, homebuilding pretax income (loss) includes the following inventory and joint venture impairment charges and deposit write-offs recorded in the following segments:

	Three Months Ended September 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$—	$80	$70	$150
Inventory impairments	5,984	—	1,680	7,664

Total impairments and write-offs	$5,984	$80	$1,750	$7,814

	Nine Months Ended September 30, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Deposit write-offs	$—	$1,013	$1,192	$2,205
Inventory impairments	33,817	6,987	8,739	49,543
Joint venture impairments	—	8,141	—	8,141

Total impairments and write-offs	$33,817	$16,141	$9,931	$59,889

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Homebuilding assets:
California	$819,111	$671,887
Southwest	221,807	210,058
Southeast	229,925	181,931
Corporate	577,612	730,046

Total homebuilding assets	$1,848,455	$1,793,922

Homebuilding investments in unconsolidated joint ventures:
California	$75,086	$36,793
Southwest	2,743	2,762
Southeast	1,652	860

Total homebuilding investments in unconsolidated joint ventures	$79,481	$40,415

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

For purposes of determining diluted earnings (loss) per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method. For the three and nine months ended September 30, 2009, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$4,543	$(23,799)	$10,133	$(95,880)
Less: Net (income) loss from continuing operations allocated to preferred shareholder	(2,676)	14,474	(5,982)	58,675

Net income (loss) from continuing operations available to common shareholders	$1,867	$(9,325)	$4,151	$(37,205)

Loss from discontinued operations, net of income taxes	$—	$(45)	$—	$(569)
Less: Net loss from discontinued operations allocated to preferred shareholder	—	26	—	347

Net loss from discontinued operations available to common shareholders	$—	$(19)	$—	$(222)

Denominator:
Weighted average basic common shares outstanding	103,100,974	95,250,351	102,582,491	93,731,253
Effect of dilutive securities:
Warrant	—	—	4,587,239	—
Stock options	3,036,397	—	3,835,867	—

Weighted average diluted common shares outstanding	106,137,371	95,250,351	111,005,597	93,731,253

Basic earnings (loss) per common share from continuing operations	$0.02	$(0.10)	$0.04	$(0.40)
Basic earnings (loss) per common share from discontinued operations	—	—	—	—

Basic earnings (loss) per common share	$0.02	$(0.10)	$0.04	$(0.40)

Diluted earnings (loss) per common share from continuing operations	$0.02	$(0.10)	$0.04	$(0.40)
Diluted earnings (loss) per common share from discontinued operations	—	—	—	—

Diluted earnings (loss) per common share	$0.02	$(0.10)	$0.04	$(0.40)

As of September 30, 2010 and 2009, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock. The following table sets forth the potential weighted average diluted common shares outstanding if our Series B Preferred Stock was converted to common stock. Please see Note 16 “Stockholders’ Equity” for further discussion of the Series B Preferred Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average diluted common shares outstanding	106,137,371	95,250,351	111,005,597	93,731,253
Additional weighted average common shares outstanding if the Series B Preferred Stock converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

Total potential weighted average diluted common shares outstanding if the Series B Preferred Stock converted to common shares	253,950,157	243,063,137	258,818,383	241,544,039

In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock was converted to common stock, all net income (loss) would be allocated to common stock in the computation of earnings (loss) per share.

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income (loss)	$4,543	$(23,844)	$10,133	$(96,449)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	(558)	486	(2,080)	5,922

Comprehensive income (loss)	$3,985	$(23,358)	$8,053	$(90,527)

6. Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant.

During the nine months ended September 30, 2010, we issued 642,773 shares of common stock to our officers and key employees and 96,680 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”), who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Stock options	$1,819	$1,526	$4,602	$6,809
Common stock grants	1,296	125	3,996	450

Total	$3,115	$1,651	$8,598	$7,259

As of September 30, 2010, total unrecognized compensation expense related to stock-based compensation was $9.3 million, with a weighted average period over which the unrecognized compensation expense will be recorded of approximately 1.7 years.

7. Restricted Cash

At September 30, 2010, restricted cash included $19.9 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($17.0 million of homebuilding restricted cash and $2.9 million of financial services restricted cash).

8. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	September 30, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$457,750	$143,674	$140,183	$741,607
Homes completed and under construction	192,928	54,355	65,688	312,971
Model homes	70,018	11,547	15,456	97,021

Total inventories owned	$720,696	$209,576	$221,327	$1,151,599

	December 31, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$335,528	$125,823	$103,165	$564,516
Homes completed and under construction	207,719	57,641	50,963	316,323
Model homes	75,089	12,815	17,579	105,483

Total inventories owned	$618,336	$196,279	$171,707	$986,322

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. During the nine months ended September 30, 2010 and 2009, the total number of projects included in inventories-owned and reviewed for impairment were 239 and 262, respectively. Based on the impairment review, we did not record any impairments during the nine months ended September 30, 2010. The total number of projects impaired during the three and nine months ended September 30, 2009 were 2 and 25, respectively. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the nine months ended September 30, 2009, were generally in the 8% to 12% range and discount rates were generally in the 15% to 25% range. The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$—	$39,461
Land held for sale or sold	7,664	10,082

Total inventory impairments	$7,664	$49,543

Remaining carrying value of inventory impaired at period end	$—	$92,358

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

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Land purchase and lot option deposits	$16,778	$4,543
Variable interest entities, net of deposits	—	5,414
Other lot option contracts, net of deposits	500	1,813

Total inventories not owned	$17,278	$11,770

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

Various modifications to ASC 810 were adopted on January 1, 2010. Under ASC 810, the primary beneficiary of a VIE is defined as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Upon adoption on January 1, 2010, we derecognized $5.4 million of inventories not owned related to option contracts, $1.9 million of liabilities from inventories not owned, and $3.5 million of noncontrolling interests related to three VIE’s that were consolidated as of December 31, 2009 as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. As of September 30, 2010, we were not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

At December 31, 2009, prior to the adoption on January 1, 2010 of certain provisions of ASC 810, we consolidated three VIEs as a result of our options to purchase land or lots from the selling entities. As a result, included in our condensed consolidated balance sheets at December 31, 2009 were inventories not owned related to these VIEs of approximately $6.1 million (which includes $0.7 million in deposits), liabilities from inventories not owned of $1.9 million and noncontrolling interests of approximately $3.5 million. These amounts were recorded based on each VIE’s estimated fair value upon consolidation. Creditors of these VIEs, if any, have no recourse against us.

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

9. Capitalization of Interest

We capitalize interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent inventory of projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method. For the three months ended September 30, 2010 and 2009, we expensed $10.3 million and $12.6 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835. For the nine months ended September 30, 2010 and 2009, we expensed $32.7 million and $35.4 million, respectively, of interest costs in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Total interest incurred	$28,070	$26,218	$82,030	$81,411
Less: Interest capitalized to inventories owned	(17,126)	(12,836)	(47,240)	(43,437)
Less: Interest capitalized to investments in unconsolidated joint ventures	(687)	(749)	(2,069)	(2,565)

Interest expense	$10,257	$12,633	$32,721	$35,409

Interest previously capitalized to inventories owned, included in cost of home sales	$12,546	$15,383	$44,852	$47,754
Interest previously capitalized to inventories owned, included in cost of land sales	$—	$7,665	$815	$11,827
Interest previously capitalized to investments in unconsolidated joint ventures, included in income (loss) from unconsolidated joint ventures	$342	$136	$441	$5,612
Interest capitalized in ending inventories owned (1)	$143,111	$154,753	$143,111	$154,753
Interest capitalized as a percentage of inventories owned	12.4%	14.4%	12.4%	14.4%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$3,492	$1,455	$3,492	$1,455
Interest capitalized as a percentage of investments in unconsolidated joint ventures	4.4%	3.8%	4.4%	3.8%

(1)	During the three months ended September 30, 2010 and 2009, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $10,000 and $776,000, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned. During the nine months ended September 30, 2010 and 2009, $75,000 and $1.5 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenues	$33,043	$8,224	$52,379	$48,217
Cost of sales and expenses	(23,505)	(12,851)	(43,787)	(345,364)

Income (loss) of unconsolidated joint ventures	$9,538	$(4,627)	$8,592	$(297,147)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$1,801	$(1,960)	$1,141	$(4,449)

Income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations reflects our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements. The difference between the income (loss) of our unconsolidated joint ventures and the income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009 related primarily to the investment in our North Las Vegas joint venture. During the nine months ended September 30, 2009, the income (loss) of our unconsolidated joint ventures reflected in the summary combined statements of operations included an impairment charge of approximately $300 million recorded by our North Las Vegas joint venture. However, income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009 included an $8.1 million pretax charge related to our remaining investment in this joint venture. We did not record the full amount of our share of losses for the North Las Vegas joint venture as this joint venture has non-recourse debt and we have no further obligation to fund such joint venture or record losses in excess of our total amount invested.

During the nine months ended September 30, 2010 and 2009, the total number of projects included in investments in unconsolidated joint ventures and reviewed for impairment were 7 and 13, respectively, with certain unconsolidated joint ventures having multiple real estate projects. Based on the impairment review, no projects were determined to be impaired for the nine months ended September 30, 2010. During the nine months ended September 30, 2009 we recorded an $8.1 million pretax charge related to our remaining investment in our North Las Vegas joint venture, which is discussed above.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Cash	$33,339	$26,382
Inventories	402,136	351,267
Other assets	7,591	5,433

Total assets	$443,066	$383,082

Liabilities and Equity:
Accounts payable and accrued liabilities	$110,617	$105,431
Recourse debt	7,819	38,835
Non-recourse debt	179,018	178,373
Standard Pacific equity	50,246	14,160
Other members’ equity	95,366	46,283

Total liabilities and equity	$443,066	$383,082

Investment in unconsolidated joint ventures reflected in the accompanying condensed consolidated balance sheets	$79,481	$40,415

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture. Our net investment also included approximately $3.5 million and $1.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2010 and December 31, 2009, respectively.

The $29.2 million difference between our share of equity in our unconsolidated joint ventures reflected in the table above and our net investment reflected in the accompanying condensed consolidated balance sheet as of September 30, 2010, relates primarily to our investment in our North Las Vegas joint venture. As a result of the inventory impairment charges recorded by this joint venture, our investment in such joint venture reflected in the accompanying condensed consolidated balance sheets is $0. However, the Standard Pacific equity related to this joint venture reflected in the table above was further reduced to negative $30.4 million and since this joint venture has non-recourse debt and we have no further obligation to fund this deficit amount, we have not recorded this negative capital balance in our investment in unconsolidated joint venture account.

During the 2010 third quarter, we entered into a joint venture with another homebuilder to develop approximately 1,300 finished lots in Chino, California. Our membership interest in this unconsolidated joint venture is approximately 49% and our initial investment was approximately $32 million. As of September 30, 2010, this joint venture had no debt outstanding.

11. Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Income tax receivables	$—	$103,219
Property and equipment, net	3,924	4,827
Deferred debt issuance costs	15,651	12,389
Prepaid insurance	2,435	2,692
Other assets	7,527	7,959

Total homebuilding other assets	$29,537	$131,086

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

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Warranty accrual, beginning of the period	$22,606	$19,998
Warranty costs accrued during the period	3,263	5,176
Warranty costs paid during the period	(3,112)	(3,255)

Warranty accrual, end of the period	$22,757	$21,919

13. Letter of Credit Facilities

As of September 30, 2010, we were party to three letter of credit facilities. These facilities, which require cash collateralization of outstanding letters of credit, had, as of September 30, 2010, commitments that aggregated $60 million and a total of $16.0 million in letters of credit outstanding that were secured by cash collateral deposits of $17.0 million. In October 2010, the commitment for one of the letter of credit facilities was reduced by $9 million, resulting in total commitments that aggregated $51 million.

14. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible. At September 30, 2010, we had approximately $4.9 million outstanding in secured project debt and other notes payable.

15. Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
6 1/2% Senior Notes due August 2010	$—	$15,049
6 7/8% Senior Notes due May 2011	—	48,619
7 3/4% Senior Notes due March 2013, net of discount	—	121,149
Term Loan B due May 2013	225,000	225,000
6 1/4% Senior Notes due April 2014	150,000	150,000
7% Senior Notes due August 2015	175,000	175,000
10 3/4% Senior Notes due September 2016, net of discount	259,848	258,201
8 3/8% Senior Notes due May 2018	300,000	—

	$1,109,848	$993,018

Senior subordinated notes payable consisted of the following at:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net of discount	$31,702	$33,852
9 1/4% Senior Subordinated Notes due April 2012, net of discount	70,379	70,325

	$102,081	$104,177

During the nine months ended September 30, 2010, we issued $300 million of 8 3/8% senior notes due May 15, 2018 (the “2018 Notes”). The 2018 Notes rank equally with our other senior notes. The net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) were used to repurchase or redeem, at a premium, the remaining $15.0 million, $48.6 million, and $121.6 million principal balances of our senior notes due 2010, 2011 and 2013, respectively, for total payments of $190.0 million. As a result of these transactions, we recognized a $5.2 million loss (including the write-off of $0.4 million of unamortized debt discount) which was included in gain (loss) on early extinguishment of debt in the accompanying condensed consolidated financial statements. The remaining proceeds were primarily used to repay approximately $103.0 million of intercompany indebtedness (intercompany indebtedness is eliminated in any presentation of consolidated indebtedness). The intercompany indebtedness consisted primarily of bank debt and secured project debt previously repaid with funds from an unrestricted subsidiary.

As of September 30, 2010, we had a $225 million Senior Term Loan B outstanding (the “Term Loan”). The Term Loan contains customary affirmative and negative covenants, including a financial covenant requiring the Company to either: (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth; or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Term Loan and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Term Loan. As of September 30, 2010, we were in compliance with each of the three ratios.

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness, including any borrowings under our Term Loan. Our 6 1/4% Senior Notes due 2014, 7% Senior Notes Due 2015, 10 3/4% Senior Notes due 2016, and 9 1/4% Senior Subordinated Notes due 2012 described above contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation.

As of September 30, 2010, we were unable to satisfy either the leverage condition or the interest coverage condition (please see “Liquidity and Capital Resources” beginning on page 42, for the leverage and interest conditions and requirements relating to our most restrictive notes). As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to $550 million under existing or future bank credit facilities (of which $480.9 million was available as of September 30, 2010), non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. In addition, as we were unable to satisfy either condition as of September 30, 2010, we are also prohibited from making restricted payments. Our unrestricted subsidiaries are not subject to this prohibition. As of September 30, 2010, we had approximately $440.0 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

Certain provisions of ASC 470 require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. We adopted these new provisions of ASC 470 as of January 1, 2009 related to our 6% Senior Subordinated Convertible Notes due 2012 (the “Convertible Notes”) resulting in the remaining balance of the Convertible Notes to be accreted to its redemption value, approximately $39.6 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $7.9 million and $11.8 million at September 30, 2010 and December 31, 2009, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest” of the accompanying condensed consolidated financial statements). During the three months ended September 30, 2010, we repurchased at a discount $6.0 million of our Convertible Notes, and as a result recognized a $1.0 million noncash loss. The loss on this transaction primarily represented the derecognition of a portion of the debt that was classified as stockholders’ equity in accordance with certain provisions of ASC 470 and was included in gain (loss) on early extinguishment of debt in the accompanying condensed consolidated financial statements.

Maturities of the Term Loan, senior and senior subordinated notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)
2010	$1,857
2011	3,000
2012	110,117
2013	225,000
2014	150,000
Thereafter	755,000

$1,244,974

16. Stockholders’ Equity

a. Series B Preferred Stock

At September 30, 2010, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of September 30, 2010, the outstanding shares of Series B Preferred Stock owned by MatlinPatterson represented approximately 58% (or 69%, assuming MatlinPatterson had exercised the warrant (discussed below) for cash on such date) of the total number of shares of our common stock outstanding on an if-converted basis.

b. Warrant

At September 30, 2010, MatlinPatterson holds a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which is exercisable for Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock. The Warrant expires on June 27, 2015 and contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for 20 out of 30 consecutive trading days: $7.50, $9.00, and $10.50, respectively.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2010, we do not anticipate non-performance by counterparties to our outstanding derivative contracts and in addition, such contracts were liabilities and we therefore had no counterparty risk.

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

In June 2008, we repaid $35 million of our Term Loan A in connection with an amendment to our Term Loan A agreement which also required amortization payments of $2.5 million per quarter resulting in the related interest rate swap being ineffective, and as a result, we recorded a $0.1 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009. Additionally, in connection with the full repayment and termination of our Term Loan A during the 2009 third quarter, we made a $3.7 million payment to terminate our Term Loan A swap agreement and recorded a $2.2 million loss on early extinguishment of debt, which had been previously included in other comprehensive income or loss.

The estimated fair value of the Term Loan B swaps at September 30, 2010 and December 31, 2009 represented liabilities of $28.2 million and $24.7 million, respectively, which were included in accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2010 and 2009, we recorded after-tax other comprehensive loss of $0.6 million and income of $0.5 million, respectively, and for the nine months ended September 30, 2010 and 2009, we recorded after-tax other comprehensive loss of $2.1 million and income of $5.9 million, respectively, related to the swap agreements.

18. Mortgage Credit Facilities

At September 30, 2010, we had approximately $35.6 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender, all of which mature in July 2011. The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, though the lender of the $45 million repurchase facility and the $60 million early purchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. The lender of the $45 million repurchase facility has the right to terminate the repurchase facility on not less than 90 days notice. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $2.9 million as of September 30, 2010, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of September 30, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$546,096	$546,096	$602,222	$602,222
Financial services:
Cash and equivalents	$13,085	$13,085	$11,602	$11,602
Mortgage loans held for investment, net	$10,378	$10,378	$10,818	$10,818
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$4,857	$4,857	$59,531	$59,531
Senior notes payable, net	$1,109,848	$1,103,727	$993,018	$931,710
Senior subordinated notes payable, net	$102,081	$107,257	$104,177	$110,228
Financial services:
Mortgage credit facilities	$35,602	$35,602	$40,995	$40,995
Off-balance sheet financial instruments:
Mortgage loan commitments	$56,126	$57,198	$45,774	$46,481

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

The following assets and liabilities have been measured at fair value in accordance with ASC 820 as of or for the three months ended September 30, 2010:

Description	As of September 30, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale, net	$36,134	$—	$36,134	$—
Liabilities:
Interest rate swaps	$28,167	$—	$28,167	$—

Mortgage Loans Held for Sale—These consist of first mortgages on single-family residences which meet FNMA, FHLMC, FHA, VA, or USDA underwriting standards and are eligible for sale into FNMA or FHLMC securities. Fair values of these loans are based on quoted prices from third party investors when preselling loans. In accordance with the provisions of ASC Topic 825, Financial Instruments (“ASC 825”), mortgage loans held for sale are measured at fair value.

Interest Rate Swaps—The fair value of interest rate swap agreements is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, based on quoted mid-market prices or pricing models using current mid-market rates.

20. Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At September 30, 2010, we had one option contract outstanding with a third party financial entity with approximately $1.7 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At September 30, 2010, we had non-refundable cash deposits outstanding of approximately $15.8 million and capitalized preacquisition and other development and construction costs of approximately $2.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $209.8 million. Approximately $0.5 million of the remaining purchase price has been capitalized in inventories not owned in the accompanying condensed consolidated balance sheets.

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

We did not record any charges related to deposit write-offs during the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, we incurred pretax charges of $0.2 million and $2.2 million, respectively, related to deposit write-offs. These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

Our joint ventures typically obtain secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources. As of September 30, 2010, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, two joint ventures had an aggregate of $7.8 million in recourse project specific financing, with $1.1 million and $6.7 million scheduled to mature in January 2011 and June 2011, respectively. In addition, one joint venture had $179.0 million of nonrecourse project specific financing which matured in March and April 2010 and has not been repaid. The agent for the lenders has provided the joint venture with a notice of default and demand for payment, and discussions are ongoing between the agent and the joint venture members. As of September 30, 2010, our investment in this joint venture reflected in the accompanying condensed consolidated balance sheets was $0, and we had no further obligation to fund this joint venture. In addition, as of September 30, 2010, our joint ventures had $14.0 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $1.5 million remaining in cost to complete.

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects. At September 30, 2010, we had approximately $201.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $69.1 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $51.1 million at September 30, 2010 and carried a weighted average interest rate of approximately 4.3%. Interest rate risks related to these obligations are mitigated through the preselling of loans to investors. As of September 30, 2010, Standard Pacific Mortgage had approximately

$36.8 million in closed mortgage loans held for sale and $56.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. During the three months ended September 30, 2010 and 2009, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $0.3 million and $0.6 million, respectively, and during the nine months ended September 30, 2010 and 2009, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $1.6 million and $0.7 million, respectively. As of September 30, 2010, Standard Pacific Mortgage had a loan loss reserve related to loans sold of approximately $1.7 million. In addition, during the nine months ended September 30, 2010, Standard Pacific Mortgage made make-whole payments totaling approximately $1.4 million related to 12 loans, compared to $0.9 million related to 8 loans for the year earlier period.

As of September 30, 2010, Standard Pacific Mortgage had $14.4 million of loans held for investment that had a loan loss reserve of approximately $4.0 million. During the three months ended September 30, 2010 and 2009, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.3 million and $0.3 million, respectively, and during the nine months ended September 30, 2010 and 2009, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.9 million and $1.7 million, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Our total insurance and litigation accruals as of September 30, 2010 and December 31, 2009 were $62.2 million and $71.7 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets. Estimation of these accruals include consideration of our claims history, including current claims and estimates of claims incurred but not yet reported. We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f. Restructuring Costs

Our operations have been impacted by the weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. Our restructuring activities are substantially complete as of September 30, 2010. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

We did not record any restructuring charges during the three and nine months ended September 30, 2010. Below is a summary of restructuring charges (including financial services) incurred during the three and nine months ended September 30, 2009, and the cumulative amount incurred from January 1, 2008 through September 30, 2010:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Incurred to Date
	(Dollars in thousands)
Employee severance costs	$617	$14,089	$28,910
Lease termination and other exit costs	966	5,276	13,417
Property and equipment disposals	—	1,370	4,338

	$1,583	$20,735	$46,665

During the three and nine months ended September 30, 2009, employee severance costs of $0.5 million and $12.9 million, respectively, were included in selling, general and administrative expenses and $0.1 and $1.0 million, respectively, were included in cost of sales, while lease termination and other exit costs were included in selling, general and administrative expenses and property and equipment disposals were included in other income (expense) in the accompanying condensed consolidated statements of operations.

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Nine Months Ended September 30, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$1,417	$5,810	$—	$7,227
Restructuring costs accrued and other adjustments during the period	—	—	—	—
Restructuring costs paid during the period	(1,331)	(2,561)	—	(3,892)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$86	$3,249	$—	$3,335

	Nine Months Ended September 30, 2009
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$4,917	$6,045	$—	$10,962
Restructuring costs accrued and other adjustments during the period	14,089	5,276	1,370	20,735
Restructuring costs paid during the period	(15,815)	(4,507)	—	(20,322)
Non-cash settlements	—	—	(1,370)	(1,370)

Restructuring accrual, end of the period	$3,191	$6,814	$—	$10,005

21. Income Taxes

The components of our net deferred income tax asset are as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Inventory impairment charges	$226,234	$283,445
Financial accruals	60,166	58,700
Federal net operating loss carryforwards	162,203	129,507
State net operating loss carryforwards	44,801	40,345
Goodwill impairment charges	22,327	21,424
Interest rate swap	10,791	9,431
Other, net	402	1,175

Subtotal	526,924	544,027
Less: Valuation allowance	(516,133)	(534,596)

Deferred income taxes	$10,791	$9,431

At September 30, 2010, we had gross federal and state net operating loss carryforwards of approximately $539 million and $816 million, respectively, which if unused, will begin to expire in 2028 and 2019, respectively.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carry back net operating losses to tax years where we have previously paid income taxes based on applicable federal law and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our condensed consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

During the three months ended September 30, 2010, we recorded a noncash reversal of our deferred tax asset valuation allowance of $2.1 million, compared to a $9.3 million noncash valuation allowance recorded during the prior year period, and during the nine months ended September 30, 2010, we recorded a noncash net reversal of our deferred tax asset valuation allowance of $4.4 million, compared to a $37.4 million noncash valuation allowance recorded during the prior year period, in accordance with ASC 740. In addition, during the three and nine months ended September 30, 2010 we recorded a noncash reduction of our deferred tax asset of $4.8 million and $14.1 million, respectively, and a corresponding noncash reduction of our deferred tax asset valuation allowance related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation. As of September 30, 2010, our total deferred tax asset valuation allowance was $516.1 million. To the extent that we generate taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, we expect to be able to reduce our effective tax rate by reducing the valuation allowance.

We underwent a change in ownership under Section 382 during the 2008 second quarter as a result of closing the first phase of the investment by MatlinPatterson in our preferred stock. As of September 30, 2010, approximately $153 million of our deferred tax asset represented unrealized built-in losses (included in inventory impairment charges in the table above). Future realization of this $153 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets. As of September 30, 2010, approximately $328 million of our gross net operating loss carryforwards (or approximately $134 million on a tax effected basis) were subject to a gross annual deduction limitation. The gross annual deduction limitation for federal and state income tax purposes is approximately $15.6 million each, which is generally realized over a 20 year period commencing on the date of the ownership change. Assets with certain tax attributes sold five years after the original ownership change (June 27, 2013) are not subject to the Section 382 limitation. Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended September 30, 2010, nor do we anticipate significant changes during the next 12-month period. As of September 30, 2010, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2004 through 2009.

22. Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions. The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC Topic 360.

These divisions had substantially ceased operating activities during 2009, and had no assets or liabilities remaining as of December 31, 2009. The following amounts related to the Tucson and San Antonio homebuilding divisions for the three and nine months ended September 30, 2009 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Home sale revenues	$130	$802
Cost of home sales	(128)	(923)

Gross margin from home sales	2	(121)
Selling, general and administrative expenses	250	(411)
Other expense	(330)	(335)

Pretax loss	(78)	(867)
Benefit for income taxes	33	298

Net loss from discontinued operations	$(45)	$(569)

23. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$73,968	$81,062
Income taxes	$70	$386
Supplemental Disclosures of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures	$1,372	$85,573
Increase in secured project debt in connection with purchase or consolidation of joint ventures	$—	$77,272
Senior subordinated notes exchanged for the issuance of common stock	$—	$32,837
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$—	$3,370
Changes in inventories not owned	$6,719	$8,646
Changes in liabilities from inventories not owned	$3,213	$2,489
Changes in noncontrolling interests	$3,506	$6,157

24. Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated public notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$84,506	$110,176	$12,784	$—	$207,466
Cost of sales	(59,782)	(89,785)	(9,064)	—	(158,631)

Gross margin	24,724	20,391	3,720	—	48,835

Selling, general and administrative expenses	(19,847)	(15,452)	(1,040)	—	(36,339)
Income (loss) from unconsolidated joint ventures	1,078	(27)	750	—	1,801
Equity income (loss) of subsidiaries	2,411	(249)	(21)	(2,141)	—
Interest expense	(4,619)	(5,225)	(413)	—	(10,257)
Gain (loss) on early extinguishment of debt	(999)	—	—	—	(999)
Other income (expense)	(311)	360	986	—	1,035

Homebuilding pretax income (loss)	2,437	(202)	3,982	(2,141)	4,076

Financial Services:
Financial services pretax income (loss)	(30)	30	739	—	739

Income (loss) from continuing operations before income taxes	2,407	(172)	4,721	(2,141)	4,815
(Provision) benefit for income taxes	1,866	(1,053)	(1,085)	—	(272)

Income (loss) from continuing operations	4,273	(1,225)	3,636	(2,141)	4,543
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$4,273	$(1,225)	$3,636	$(2,141)	$4,543

	Three Months Ended September 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$99,262	$140,824	$87,325	$—	$327,411
Cost of sales	(77,633)	(125,084)	(82,071)	—	(284,788)

Gross margin	21,629	15,740	5,254	—	42,623

Selling, general and administrative expenses	(21,913)	(19,310)	(2,472)	—	(43,695)
Income (loss) from unconsolidated joint ventures	(338)	41	(1,663)	—	(1,960)
Equity income (loss) of subsidiaries	(5,806)	—	—	5,806	—
Interest expense	(5,596)	(5,299)	(1,738)	—	(12,633)
Gain (loss) on early extinguishment of debt	(8,824)	—	—	—	(8,824)
Other income (expense)	(578)	(936)	1,209	—	(305)

Homebuilding pretax income (loss)	(21,426)	(9,764)	590	5,806	(24,794)

Financial Services:
Financial services pretax income (loss)	(19)	19	1,028	—	1,028

Income (loss) from continuing operations before income taxes	(21,445)	(9,745)	1,618	5,806	(23,766)
(Provision) benefit for income taxes	(2,399)	2,593	(227)	—	(33)

Income (loss) from continuing operations	(23,844)	(7,152)	1,391	5,806	(23,799)
Loss from discontinued operations, net of income taxes	—	(45)	—	—	(45)

Net income (loss)	$(23,844)	$(7,197)	$1,391	$5,806	$(23,844)

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$307,651	$337,276	$55,067	$—	$699,994
Cost of sales	(227,312)	(273,484)	(44,232)	—	(545,028)

Gross margin	80,339	63,792	10,835	—	154,966

Selling, general and administrative expenses	(59,373)	(49,469)	(3,662)	—	(112,504)
Income (loss) from unconsolidated joint ventures	560	(63)	644	—	1,141
Equity income (loss) of subsidiaries	13,437	(440)	12,623	(25,620)	—
Interest expense	(14,550)	(16,885)	(1,286)	—	(32,721)
Gain (loss) on early extinguishment of debt	(6,189)	—	—	—	(6,189)
Other income (expense)	(172)	392	4,057	—	4,277

Homebuilding pretax income (loss)	14,052	(2,673)	23,211	(25,620)	8,970

Financial Services:
Financial services pretax income (loss)	(111)	111	1,796	—	1,796

Income (loss) from continuing operations before income taxes	13,941	(2,562)	25,007	(25,620)	10,766
(Provision) benefit for income taxes	8,375	(1,924)	(7,084)	—	(633)

Income (loss) from continuing operations	22,316	(4,486)	17,923	(25,620)	10,133
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$22,316	$(4,486)	$17,923	$(25,620)	$10,133

	Nine Months Ended September 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$299,052	$418,605	$108,961	$—	$826,618
Cost of sales	(263,978)	(375,503)	(97,308)	—	(736,789)

Gross margin	35,074	43,102	11,653	—	89,829

Selling, general and administrative expenses	(78,811)	(59,467)	(3,822)	—	(142,100)
Income (loss) from unconsolidated joint ventures	5,228	(7,651)	(2,026)	—	(4,449)
Equity income (loss) of subsidiaries	(25,934)	—	—	25,934	—
Interest expense	(15,233)	(15,493)	(4,683)	—	(35,409)
Gain (loss) on early extinguishment of debt	(3,457)	—	—	—	(3,457)
Other income (expense)	(1,011)	(2,959)	2,661	—	(1,309)

Homebuilding pretax income (loss)	(84,144)	(42,468)	3,783	25,934	(96,895)

Financial Services:
Financial services pretax income (loss)	(108)	227	1,194	—	1,313

Income (loss) from continuing operations before income taxes	(84,252)	(42,241)	4,977	25,934	(95,582)
(Provision) benefit for income taxes	(12,197)	12,535	(636)	—	(298)

Income (loss) from continuing operations	(96,449)	(29,706)	4,341	25,934	(95,880)
Loss from discontinued operations, net of income taxes	—	(569)	—	—	(569)

Net income (loss)	$(96,449)	$(30,275)	$4,341	$25,934	$(96,449)

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$95,612	$292	$433,209	$—	$529,113
Restricted cash	—	—	16,983	—	16,983
Trade and other receivables	387,782	5,060	37,696	(416,865)	13,673
Inventories:
Owned	422,658	601,870	127,071	—	1,151,599
Not owned	10,395	5,765	1,118	—	17,278
Investments in unconsolidated joint ventures	15,446	2,548	61,487	—	79,481
Investments in subsidiaries	884,294	—	—	(884,294)	—
Deferred income taxes, net	10,643	—	—	148	10,791
Other assets	25,136	4,259	153	(11)	29,537

	1,851,966	619,794	677,717	(1,301,022)	1,848,455
Financial Services:
Cash and equivalents	—	—	10,215	—	10,215
Restricted cash	—	—	2,870	—	2,870
Mortgage loans held for sale, net	—	—	36,134	—	36,134
Mortgage loans held for investment, net	—	—	10,378	—	10,378
Other assets	—	—	6,148	(2,620)	3,528

	—	—	65,745	(2,620)	63,125

Total Assets	$1,851,966	$619,794	$743,462	$(1,303,642)	$1,911,580

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$4,214	$9,885	$2,247	$(220)	$16,126
Accrued liabilities	155,763	334,997	83,568	(386,079)	188,249
Secured project debt and other notes payable	26,585	328	4,529	(26,585)	4,857
Senior notes payable	1,109,848	—	—	—	1,109,848
Senior subordinated notes payable	102,081	—	—	—	102,081

	1,398,491	345,210	90,344	(412,884)	1,421,161
Financial Services:
Accounts payable and other liabilities	—	—	5,306	(3,964)	1,342
Mortgage credit facilities	—	—	38,102	(2,500)	35,602

	—	—	43,408	(6,464)	36,944

Total Liabilities	1,398,491	345,210	133,752	(419,348)	1,458,105
Equity:
Total Stockholders’ Equity	453,475	274,584	609,710	(884,294)	453,475

Total Equity	453,475	274,584	609,710	(884,294)	453,475

Total Liabilities and Equity	$1,851,966	$619,794	$743,462	$(1,303,642)	$1,911,580

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$183,135	$402	$403,615	$—	$587,152
Restricted cash	—	—	15,070	—	15,070
Trade and other receivables	233,879	1,612	95,746	(318,561)	12,676
Inventories:
Owned	307,429	561,923	116,970	—	986,322
Not owned	823	10,847	100	—	11,770
Investments in unconsolidated joint ventures	12,419	2,534	25,462	—	40,415
Investments in subsidiaries	905,297	—	—	(905,297)	—
Deferred income taxes, net	9,283	—	—	148	9,431
Other assets	123,612	7,378	138	(42)	131,086

	1,775,877	584,696	657,101	(1,223,752)	1,793,922
Financial Services:
Cash and equivalents	—	—	8,407	—	8,407
Restricted cash	—	—	3,195	—	3,195
Mortgage loans held for sale, net	—	—	41,048	—	41,048
Mortgage loans held for investment, net	—	—	10,818	—	10,818
Other assets	—	—	5,920	(2,299)	3,621

	—	—	69,388	(2,299)	67,089

Total Assets	$1,775,877	$584,696	$726,489	$(1,226,051)	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$9,177	$10,986	$2,741	$(202)	$22,702
Accrued liabilities	167,599	257,007	11,494	(236,252)	199,848
Secured project debt and other notes payable	66,108	16,978	55,115	(78,670)	59,531
Senior notes payable	993,018	—	—	—	993,018
Senior subordinated notes payable	104,177	—	—	—	104,177

	1,340,079	284,971	69,350	(315,124)	1,379,276
Financial Services:
Accounts payable and other liabilities	—	—	4,566	(3,130)	1,436
Mortgage credit facilities	—	—	43,495	(2,500)	40,995

	—	—	48,061	(5,630)	42,431

Total Liabilities	1,340,079	284,971	117,411	(320,754)	1,421,707
Equity:
Total Stockholders’ Equity	435,798	296,219	609,078	(905,297)	435,798
Noncontrolling interests	—	3,506	—	—	3,506

Total Equity	435,798	299,725	609,078	(905,297)	439,304

Total Liabilities and Equity	$1,775,877	$584,696	$726,489	$(1,226,051)	$1,861,011

24. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(141,083)	$18,056	$94,532	$—	$(28,495)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,853)	(91)	(35,490)	—	(37,434)
Distributions from unconsolidated homebuilding joint ventures	3	—	110	—	113
Other investing activities	(520)	(106)	(507)	—	(1,133)

Net cash provided by (used in) investing activities	(2,370)	(197)	(35,887)	—	(38,454)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	(1,588)	—	(1,588)
Principal payments on secured project debt and other notes payable (including intercompany indebtedness)	(62,467)	(17,969)	(2,971)	—	(83,407)
Principal payments on senior notes payable	(195,869)	—	—	—	(195,869)
Proceeds from the issuance of senior notes payable	300,000	—	—	—	300,000
Payment of debt issuance costs	(5,506)	—	—	—	(5,506)
Net proceeds from (payments on) mortgage credit facilities	—	—	(5,393)	—	(5,393)
Distributions from (contributions to) Corporate and subsidiaries	17,291	—	(17,291)	—	—
Excess tax benefits from share-based payment arrangements	27	—	—	—	27
Proceeds from the exercise of stock options	2,454	—	—	—	2,454

Net cash provided by (used in) financing activities	55,930	(17,969)	(27,243)	—	10,718

Net increase (decrease) in cash and equivalents	(87,523)	(110)	31,402	—	(56,231)
Cash and equivalents at beginning of period	183,135	402	412,022	—	595,559

Cash and equivalents at end of period	$95,612	$292	$443,424	$—	$539,328

	Nine Months Ended September 30, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$164,084	$23,489	$33,071	$89,521	$310,165

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(532)	(721)	(22,249)	—	(23,502)
Distributions from unconsolidated homebuilding joint ventures	3,479	1	949	—	4,429
Other investing activities	(888)	(229)	(679)	—	(1,796)

Net cash provided by (used in) investing activities	2,059	(949)	(21,979)	—	(20,869)

Cash Flows From Financing Activities:
Change in restricted cash	4,222	—	(281,292)	—	(277,070)
Net proceeds from (payments on) revolving credit facility	(47,500)	—	—	—	(47,500)
Principal payments on secured project debt and other notes payable (including intercompany indebtedness)	59,470	(12,160)	(49,917)	(85,485)	(88,092)
Principal payments on senior notes payable	(205,597)	—	—	—	(205,597)
Net proceeds from the issuance of senior notes payable			257,592		257,592
Net proceeds from (payments on) mortgage credit facilities	—	—	(20,821)	(4,036)	(24,857)
Proceeds from the exercise of stock options	388	—	—	—	388
Distributions from (contributions to) corporate and subsidiaries	41,285	(10,374)	(30,911)	—	—

Net cash provided by (used in) financing activities	(147,732)	(22,534)	(125,349)	(89,521)	(385,136)

Net increase (decrease) in cash and equivalents	18,411	6	(114,257)	—	(95,840)
Cash and equivalents at beginning of period	111,702	440	513,703	—	625,845

Cash and equivalents at end of period	$130,113	$446	$399,446	$—	$530,005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$206,516	$269,873	$698,138	$760,312
Land sale revenues	950	57,538	1,856	66,306

Total revenues	207,466	327,411	699,994	826,618

Cost of home sales	(157,677)	(219,641)	(543,400)	(661,211)
Cost of land sales	(954)	(65,147)	(1,628)	(75,578)

Total cost of sales	(158,631)	(284,788)	(545,028)	(736,789)

Gross margin	48,835	42,623	154,966	89,829

Gross margin percentage	23.5%	13.0%	22.1%	10.9%

Selling, general and administrative expenses	(36,339)	(43,695)	(112,504)	(142,100)
Income (loss) from unconsolidated joint ventures	1,801	(1,960)	1,141	(4,449)
Interest expense	(10,257)	(12,633)	(32,721)	(35,409)
Gain (loss) on early extinguishment of debt	(999)	(8,824)	(6,189)	(3,457)
Other income (expense)	1,035	(305)	4,277	(1,309)

Homebuilding pretax income (loss)	4,076	(24,794)	8,970	(96,895)

Financial Services:
Revenues	3,430	3,762	9,711	10,095
Expenses	(2,721)	(2,753)	(8,026)	(9,009)
Income from unconsolidated joint ventures	—	—	—	119
Other income	30	19	111	108

Financial services pretax income	739	1,028	1,796	1,313

Income (loss) from continuing operations before income taxes	4,815	(23,766)	10,766	(95,582)
Provision for income taxes	(272)	(33)	(633)	(298)

Income (loss) from continuing operations	4,543	(23,799)	10,133	(95,880)
Loss from discontinued operations, net of income taxes	—	(45)	—	(569)

Net income (loss)	4,543	(23,844)	10,133	(96,449)
Less: Net (income) loss allocated to preferred shareholder	(2,676)	14,500	(5,982)	59,022

Net income (loss) available to common stockholders	$1,867	$(9,344)	$4,151	$(37,427)

Basic Income (Loss) Per Common Share:
Continuing operations	$0.02	$(0.10)	$0.04	$(0.40)
Discontinued operations	—	—	—	—

Basic income (loss) per common share	$0.02	$(0.10)	$0.04	$(0.40)

Diluted Income (Loss) Per Common Share:
Continuing operations	$0.02	$(0.10)	$0.04	$(0.40)
Discontinued operations	—	—	—	—

Diluted income (loss) per common share	$0.02	$(0.10)	$0.04	$(0.40)

Weighted Average Common Shares Outstanding:
Basic	103,100,974	95,250,351	102,582,491	93,731,253
Diluted	106,137,731	95,250,351	111,005,597	93,731,253
Weighted average additional common shares outstanding if Preferred Shares Converted to Common Shares	147,812,786	147,812,786	147,812,786	147,812,786
Net cash provided by (used in) operating activities	$(67,414)	$112,572	$(28,495)	$310,165
Net cash provided by (used in) investing activities	$(35,995)	$(9,241)	$(38,454)	$(20,869)
Net cash provided by (used in) financing activities	$(61,447)	$(147,732)	$10,718	$(385,136)
Adjusted Homebuilding EBITDA (1)	$29,701	$31,749	$102,684	$66,781

(1)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to our management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(67,414)	$112,572	$(28,495)	$310,165
Add:
Provision for income taxes	272	—	633	—
Deferred tax valuation allowance	6,908	(9,278)	18,463	(37,358)
Homebuilding interest amortized to cost of sales and interest expense	22,803	35,681	78,388	94,989
Excess tax benefits from share-based payment arrangements	—	—	27	—
Less:
Income from financial services subsidiary	709	1,009	1,685	1,086
Depreciation and amortization from financial services subsidiary	280	169	590	515
(Gain) loss on disposal of property and equipment	1	1	(35)	1,339
Net changes in operating assets and liabilities:
Trade and other receivables	(579)	(2,191)	983	(3,464)
Mortgage loans held for sale	(31,621)	(16,071)	(5,846)	(23,016)
Inventories-owned	83,309	(103,969)	120,420	(241,525)
Inventories-not owned	6,520	324	24,070	1,462
Deferred income taxes	(7,180)	9,277	(19,096)	37,357
Other assets	596	1,997	(108,846)	(116,678)
Accounts payable and accrued liabilities	17,077	4,586	24,223	47,789

Adjusted Homebuilding EBITDA	$29,701	$31,749	$102,684	$66,781

Three and Nine Month Periods Ended September 30, 2010 Compared to Three and Nine Month Periods Ended September 30, 2009

Overview

Although our financial results improved during the nine months ended September 30, 2010 compared to the prior year, our operations continue to be impacted by weak housing demand in substantially all of our markets, driven by a housing supply/demand imbalance (including as a result of record foreclosures), low consumer confidence and high unemployment. New home deliveries and net new orders decreased during the three and nine months ended September 30, 2010 compared to the year earlier periods. In addition, our backlog decreased from the year earlier period. Despite these factors, we generated net income for the three and nine months ended September 30, 2010, compared to net losses for the year earlier periods. The improvements in our operating performance were driven by higher gross margins, lower selling, general and administrative (“SG&A”) expenses and lower inventory impairments. In addition, the meaningful increase in our average sales price over the prior year periods was partially offset by the decline in our delivery volume. We intend to continue to focus on rebuilding our land portfolio through strategic acquisitions, while maintaining a proper balance between new investment and liquidity.

We generated net income of $4.5 million, or $0.02 per diluted share, during the 2010 third quarter, compared to a net loss of $23.8 million, or $0.10 per diluted share, in the third quarter of 2009. The improvement in our financial performance was primarily the result of higher gross margins, higher average sales prices and lower asset impairments. The 2010 third quarter included a $1.0 million noncash charge related to the early extinguishment of debt and did not include any inventory impairments. The 2009 third quarter results included $7.7 million of inventory impairment charges and $10.4 million of debt extinguishment and other restructuring charges. For the nine months ended September 30, 2010, we generated net income of $10.1 million, or $0.04 per diluted share, compared to a net loss of $96.4 million, or $0.40 per diluted share, for the year earlier period. During the nine months ended September 30, 2010, we recorded a $6.2 million charge related to the early extinguishment of debt and did not record any inventory impairment or restructuring charges. Our results for the nine months ended September 30, 2009 included $57.7 million of inventory and joint venture impairment charges, $20.7 million of restructuring charges and a $3.5 million loss on early extinguishment of debt (net of a $5.4 million gain).

We ended the period with $546.1 million of homebuilding cash (including $17.0 million of restricted cash). Net cash used in operating activities during the nine months ended September 30, 2010 was $28.5 million, compared to $310.2 million of net cash generated by operating activities during the nine months ended September 30, 2009. The decrease in net cash flows from operating activities for the nine months ended September 30, 2010 as compared to the prior year period was driven primarily by a $191.9 million increase in cash land purchases, and a $126.6 million decrease in homebuilding revenues due to a 20% decline in new home deliveries and a $64.4 million decrease in land sale revenues. Additionally, during the nine months ended September 30, 2010, our consolidated homebuilding debt increased by approximately $60.1 million, primarily driven by the issuance of $300 million of 8 3/8% senior notes and $32.8 million of secured project debt and other notes payable, offset by the repayment of $191.3 million of senior and senior subordinated notes and $83.4 million of secured project debt and other notes payable.

Homebuilding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Homebuilding revenues:
California	$118,989	$199,390	$414,613	$452,515
Southwest	47,956	49,882	147,491	180,925
Southeast	40,521	78,139	137,890	193,178

Total homebuilding revenues	$207,466	$327,411	$699,994	$826,618

Homebuilding pretax income (loss):
California	$11,874	$(2,405)	$27,841	$(20,916)
Southwest	(1,484)	(3,966)	(2,153)	(26,393)
Southeast	(2,214)	(7,004)	(5,042)	(26,807)
Corporate	(4,100)	(11,419)	(11,676)	(22,779)

Total homebuilding pretax income (loss)	$4,076	$(24,794)	$8,970	$(96,895)

Homebuilding pretax impairment charges:
California	$—	$5,984	$—	$33,817
Southwest	—	80	—	16,141
Southeast	—	1,750	—	9,931

Total homebuilding pretax impairment charges	$—	$7,814	$—	$59,889

Homebuilding pretax impairment charges by type:
Deposit write-offs	$—	$150	$—	$2,205
Inventory impairments	—	7,664	—	49,543
Joint venture impairments	—	—	—	8,141

Total homebuilding pretax impairment charges	$—	$7,814	$—	$59,889

We generated homebuilding pretax income for the 2010 third quarter of $4.1 million compared to a pretax loss of $24.8 million in the year earlier period. The increase in profitability was primarily the result of a $7.7 million decrease in inventory impairment charges, a $7.8 million decrease in gain (loss) on early extinguishment of debt and a $7.4 million decrease in our SG&A expenses. Our homebuilding pretax income for the 2010 third quarter did not include any charges related to inventory impairments or other restructuring charges. For the 2009 third quarter, inventory impairment charges and deposit write-offs, detailed in the table above, were included in cost of sales and other income (expense), respectively.

For the nine months ended September 30, 2010, we generated a homebuilding pretax profit of $9.0 million compared to a pretax loss of $96.9 million in the year earlier period. The increase in profitability was primarily the result of a $57.7 million decrease in inventory and joint venture impairment charges, a $29.6 million decrease in our SG&A expenses and a $16.2 million increase in gross margin from home sales (exclusive of impairments). These changes were partially offset by a $2.7 million increase in gain (loss) on early extinguishment of debt for the nine months ended September 30, 2010, compared to the year earlier period.

Homebuilding revenues for the 2010 third quarter decreased 37% from the year earlier period primarily as a result of a 33% decline in consolidated new home deliveries and a $56.6 million decrease in land sale revenues. The decrease in homebuilding revenues for the 2010 third quarter compared to the year earlier period was partially offset by a 14% increase in our consolidated average home price to $345,000.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
New homes delivered:
California	234	347	(33%)	826	948	(13%)

Arizona	45	75	(40%)	154	209	(26%)
Texas	95	82	16%	286	328	(13%)
Colorado	28	37	(24%)	93	113	(18%)
Nevada	6	5	20%	15	13	15%

Total Southwest	174	199	(13%)	548	663	(17%)

Florida	103	235	(56%)	347	603	(42%)
Carolinas	88	112	(21%)	306	308	(1%)

Total Southeast	191	347	(45%)	653	911	(28%)

Consolidated total	599	893	(33%)	2,027	2,522	(20%)
Unconsolidated joint ventures (1)	12	15	(20%)	40	92	(57%)
Discontinued operations	—	1	(100%)	—	4	(100%)

Total (including joint ventures) (1)	611	909	(33%)	2,067	2,618	(21%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures) decreased 33% during the 2010 third quarter as compared to the prior year period. The decline in deliveries was driven primarily by a 38% decrease in net new orders during the 2010 third quarter and a 34% reduction in the number of homes in backlog at the beginning of the quarter as compared to the year earlier period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Average selling prices of homes delivered:
California	$508,000	$442,000	15%	$502,000	$429,000	17%

Arizona	214,000	202,000	6%	204,000	210,000	(3%)
Texas	291,000	269,000	8%	294,000	279,000	5%
Colorado	302,000	312,000	(3%)	296,000	305,000	(3%)
Nevada	208,000	226,000	(8%)	201,000	226,000	(11%)

Total Southwest	270,000	251,000	8%	267,000	261,000	2%

Florida	196,000	181,000	8%	192,000	189,000	2%
Carolinas	230,000	216,000	6%	231,000	218,000	6%

Total Southeast	212,000	192,000	10%	210,000	199,000	6%

Consolidated (excluding joint ventures)	345,000	302,000	14%	344,000	301,000	14%
Unconsolidated joint ventures (1)	456,000	548,000	(17%)	467,000	524,000	(11%)
Discontinued operations	—	130,000	—	—	201,000	—

Total (including joint ventures) (1)	$347,000	$306,000	13%	$347,000	$309,000	12%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

During the 2010 third quarter, our consolidated average home price (excluding joint ventures) increased 14% to $345,000 versus $302,000 for the year earlier period. The increase in our consolidated average home price for the 2010 third quarter was due primarily to the delivery of more higher priced homes within Southern California and a reduction in deliveries in Florida as compared to the 2009 third quarter.

Our average home price in California increased 15% for the 2010 third quarter, which reflected higher prices and a greater proportion of higher priced homes delivered in Southern California.

Our average home prices in Arizona, Texas, Florida and the Carolinas for the 2010 third quarter were up 6%, 8%, 8% and 6%, respectively, while average home prices in Colorado decreased 3% primarily due to product mix shifts.

Gross Margin

Our 2010 third quarter homebuilding gross margin percentage (including land sales) was 23.5% compared to 13.0% in the prior year period. The 2010 third quarter gross margin reflected no inventory impairment charges, whereas the 2009 third quarter included $7.7 million of inventory impairment charges related to land sales. Our homebuilding gross margin percentage (including land sales) for the nine months ended September 30, 2010 and 2009 was 22.1% and 10.9%, respectively. The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the nine months ended September 30, 2009, were generally in the 8% to 12% range and discount rates were generally in the 15% to 25% range. Our 2010 third quarter gross margin percentage from home sales was 23.6% versus 18.6% for the year earlier period. Our gross margin from homes for the nine months ended September 30, 2010 was 22.2% versus an adjusted gross margin from home sales for the year earlier period of 18.2% (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The improvement in our gross margin from home sales for the three and nine months ended September 30, 2010 versus the prior year periods was primarily the result of lower direct construction costs and higher margins in substantially all of our markets, and price increases in Southern California.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the nine months ended September 30, 2010 and 2009 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Nine Months Ended September 30,
	2010	Gross Margin %	2009	Gross Margin %
	(Dollars in thousands)
Homebuilding gross margin	$154,966	22.1%	$89,829	10.9%
Less: Land sale revenues	(1,856)		(66,306)
Add: Cost of land sales	1,628		75,578

Gross margin from home sales	154,738	22.2%	99,101	13.0%
Add: Housing inventory impairment charges	—		39,461

Gross margin from home sales, as adjusted	$154,738	22.2%	$138,562	18.2%

We believe that the measures described above, which exclude housing inventory impairment charges, are useful to our management and investors as they provide a perspective on the underlying operating performance of the business by isolating our results from home sales, excluding impairment charges, and provide comparability with information presented by the Company’s peer group. However, it should be noted that such measures are not GAAP financial measures and other companies in the homebuilding industry may calculate these measures differently. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Restructuring Activities

During the three and nine months ended September 30, 2010, we did not incur any restructuring charges as compared to $1.6 million and $20.5 million of homebuilding restructuring charges for the three and nine months ended September 30, 2009, respectively. We believe that our restructuring activities are substantially complete as of September 30, 2010. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs. We estimate that employee severance and lease termination actions taken during 2009 and 2008 will result in gross savings of approximately $75 million for 2010, primarily related to SG&A expenses.

SG&A Expenses

Our 2010 third quarter SG&A expenses (including Corporate G&A) were $36.3 million compared to $43.7 million for the prior year period. The 2010 third quarter SG&A expenses did not include any restructuring charges, whereas the 2009 third quarter included $1.5 million of restructuring charges. The Company’s 2010 third quarter SG&A rate from home sales was 17.6% versus an adjusted rate of 15.6% in the prior year period (please see the table set forth below reconciling this non-GAAP measure to our SG&A rate from home sales). The 200 basis point increase in our adjusted SG&A rate was primarily the result of a 23% decrease in revenues from home sales.

The table set forth below reconciles our SG&A expenses and SG&A rate from home sales for the three and nine months ended September 30, 2009 to our SG&A expenses and SG&A rate from home sales, excluding restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	SG&A % (excl. land sales)	2009	SG&A % (excl. land sales)
	(Dollars in thousands)
Selling, general and administrative expenses	$43,695	16.2%	$142,100	18.7%
Less: Restructuring charges	(1,495)	(0.6%)	(18,145)	(2.4%)

Selling, general and administrative expenses, excluding restructuring charges	$42,200	15.6%	$123,955	16.3%

We believe that the measures described above, which exclude restructuring charges, are useful to management and investors as they provide a perspective on the underlying operating performance of the business excluding these charges and provide comparability with the Company’s peer group. However, it should be noted that such measures are not GAAP financial measures and other companies in the homebuilding industry may calculate these measures differently. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Unconsolidated Joint Ventures

We recognized $1.8 million of income from unconsolidated joint ventures during the 2010 third quarter compared to a $2.0 million loss in the year earlier period. The income from unconsolidated joint ventures recognized in the 2010 third quarter primarily represented $1.3 million of income related to a Southern California land development joint venture and $0.4 million of income related to a Northern California homebuilding joint venture. The loss in the 2009 third quarter primarily represented our share of loss related to our North Las Vegas joint venture.

Interest Expense

For the three and nine months ended September 30, 2010, we expensed $10.3 million and $32.7 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC Topic 835, Interest. For the three and nine months ended September 30, 2009, we expensed $12.6 million and $35.4 million, respectively, of interest costs. The decline in our year-over-year interest expense was primarily the result of significant land purchases made during the nine months ended September 30, 2010. To the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Gain (Loss) on Early Extinguishment of Debt

During the three months ended September 30, 2010, we recognized a $1.0 million noncash loss in connection with the early extinguishment of $6.0 million of our senior subordinated convertible notes due 2012. The loss on this transaction primarily represented the derecognition of a portion of the debt that was classified as stockholders’ equity in accordance with certain provisions of ASC Topic 470, Debt. Gain (loss) on early extinguishment of debt for the nine months ended September 30, 2010 also included a $5.2 million loss recorded during the 2010 second quarter in connection with the early extinguishment of all of our remaining senior notes due 2010, 2011 and 2013.

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

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2010 primarily represented interest income. Other income (expense) for the nine months ended September 30, 2010 primarily related to a $1.5 million recovery of a land option deposit that had been previously written off, $1.5 million of interest income and a $0.5 million gain on sale of a note receivable.

Other income (expense) for the three and nine months ended September 30, 2009 included $0.2 million and $2.2 million, respectively, of deposit write-offs, which was offset by $0.4 million and $2.1 million, respectively, of interest income. The nine months ended September 30, 2009 also included $1.4 million of fixed asset write-offs related to restructuring activities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	% Change	% Change Same Store (1)	2010	2009	% Change	% Change Same Store (1)
Net new orders (2):
California	223	377	(41%)	(37%)	824	1,139	(28%)	(16%)

Arizona	39	79	(51%)	(65%)	145	235	(38%)	(38%)
Texas	76	96	(21%)	(6%)	277	335	(17%)	(8%)
Colorado	26	34	(24%)	15%	77	95	(19%)	(3%)
Nevada	11	2	450%	1,000%	26	10	160%	420%

Total Southwest	152	211	(28%)	(21%)	525	675	(22%)	(13%)

Florida	98	189	(48%)	(48%)	356	617	(42%)	(27%)
Carolinas	82	116	(29%)	(37%)	328	365	(10%)	(14%)

Total Southeast	180	305	(41%)	(44%)	684	982	(30%)	(22%)

Consolidated total	555	893	(38%)	(36%)	2,033	2,796	(27%)	(18%)
Unconsolidated joint ventures (3)	10	28	(64%)	(40%)	38	167	(77%)	(39%)
Discontinued operations	—	1	(100%)	—	—	3	(100%)	—

Total (including joint ventures)	565	922	(39%)	(36%)	2,071	2,966	(30%)	(18%)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Average number of selling communities during the period:
California	46	49	(6%)	45	52	(13%)

Arizona	10	7	43%	9	9	—
Texas	16	19	(16%)	17	19	(11%)
Colorado	4	6	(33%)	5	6	(17%)
Nevada	1	2	(50%)	1	2	(50%)

Total Southwest	31	34	(9%)	32	36	(11%)

Florida	28	28	—	26	33	(21%)
Carolinas	26	23	13%	25	24	4%

Total Southeast	54	51	6%	51	57	(11%)

Consolidated total	131	134	(2%)	128	145	(12%)
Unconsolidated joint ventures (3)	3	5	(40%)	3	8	(63%)

Total (including joint ventures)	134	139	(4%)	131	153	(14%)

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

Net new orders (excluding joint ventures) for the 2010 third quarter decreased 38% to 555 new homes from the 2009 third quarter on a 2% decline in the number of average active selling communities from 134 to 131. Our cancellation rate for the three months ended September 30, 2010 was 19%, up from 15% for both the 2009 third quarter and the 2010 second quarter. Our monthly sales absorption rate for the 2010 third quarter was 1.4 per community, down from 2.2 per community for the 2009 third quarter, and down from 1.9 per community for the 2010 second quarter. The decrease in our sales absorption rate for the 2010 third quarter as compared to the 2009 third quarter was due to sales decreases in substantially all of our markets on a per community basis. The slower absorption rates reflected weaker demand in all of our markets, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment. These conditions have been magnified by the tightening of available mortgage credit for homebuyers.

	At September 30,
	2010		2009		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	245	$123,083	424	$190,185	(42%)	(35%)

Arizona	38	8,184	102	21,815	(63%)	(62%)
Texas	100	30,907	137	42,849	(27%)	(28%)
Colorado	38	11,412	60	18,022	(37%)	(37%)
Nevada	11	2,220	1	213	1000%	942%

Total Southwest	187	52,723	300	82,899	(38%)	(36%)

Florida	87	18,291	161	31,457	(46%)	(42%)
Carolinas	86	20,140	110	25,120	(22%)	(20%)

Total Southeast	173	38,431	271	56,577	(36%)	(32%)

Consolidated total	605	214,237	995	329,661	(39%)	(35%)
Unconsolidated joint ventures (1)	7	3,148	22	10,722	(68%)	(71%)

Total (including joint ventures)	612	$217,385	1,017	$340,383	(40%)	(36%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) as of September 30, 2010 decreased 35% from the year earlier period to $214.2 million, or 605 homes. The decrease in backlog value from the 2009 third quarter reflects the slowdown in order activity experienced during the 2010 third quarter and, to a lesser degree, an increase in cancellation rates from the prior year period, which was partially offset by a 7% increase in our consolidated average home price in backlog to $354,000. The higher average price in our backlog was due primarily to a 12% increase in California average home prices due to a mix shift to more higher-priced homes in Southern California.

	At September 30,
	2010	2009	% Change
Building sites owned or controlled:
California	9,646	7,740	25%

Arizona	1,982	1,925	3%
Texas	2,448	1,676	46%
Colorado	392	261	50%
Nevada	1,203	1,906	(37%)

Total Southwest	6,025	5,768	4%

Florida	5,001	4,856	3%
Carolinas	2,578	1,656	56%

Total Southeast	7,579	6,512	16%

Total (including joint ventures)	23,250	20,020	16%

Building sites owned	17,468	15,516	13%
Building sites optioned or subject to contract	4,320	2,543	70%
Joint venture lots (1)	1,462	1,961	(25%)

Total (including joint ventures)	23,250	20,020	16%

Building sites owned:
Raw lots	5,080	3,792	34%
Lots under development	3,469	2,537	37%
Finished lots	7,189	7,142	1%
Under construction or completed homes	1,730	2,045	(15%)

Total	17,468	15,516	13%

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of September 30, 2010 increased 16% from the year earlier period and was up 6% from the 21,853 lots owned and controlled as of June 30, 2010.

	At September 30,
	2010	2009	% Change
Homes under construction (including speculative homes):
Consolidated	886	1,106	(20%)
Joint ventures	9	32	(72%)

Total	895	1,138	(21%)

Speculative homes under construction:
Consolidated	527	475	11%
Joint ventures	8	15	(47%)

Total	535	490	9%

Completed and unsold homes:
Consolidated (excluding podium projects)	386	163	137%
Podium projects	5	193	(97%)

Total consolidated	391	356	10%
Joint ventures	12	2	500%

Total	403	358	13%

We continue to remain focused on managing the number of completed and unsold homes and speculative homes under construction to better match new construction starts with current sales volume. However, as of September 30, 2010, the number of completed unsold homes (exclusive of joint ventures) increased 10% and 33%, respectively, from the 2009 third quarter and the 2010 second quarter, and the number of speculative homes under construction increased 11% from the 2009 third quarter as a result of the slowdown in net new orders experienced during the 2010 second and third quarters.

Financial Services

In the 2010 third quarter, our financial services subsidiary generated pretax income of approximately $0.7 million compared to $1.0 million in the year earlier period. The decrease in pretax income was driven primarily by a 13% decrease in the volume of loans closed and sold compared to the year earlier period, and was partially offset by higher margins on loans closed and sold and a $0.3 million decrease in loan loss reserves related to loans sold from approximately $0.6 million for the 2009 third quarter to $0.3 million for the 2010 third quarter.

During the nine months ended September 30, 2010 and 2009, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $1.6 million and $0.7 million, respectively. As of September 30, 2010, Standard Pacific Mortgage had a loan loss reserve related to loans sold of approximately $1.7 million. In addition, during the nine months ended September 30, 2010, Standard Pacific Mortgage made make-whole payments totaling approximately $1.4 million related to 12 loans, compared to $0.9 million related to 8 loans for the year earlier period.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Total Originations:
Loans	481	608	1,495	1,759
Principal	$130,038	$152,501	$394,710	$459,141
Capture Rate	82%	80%	80%	79%

Loans Sold to Third Parties:
Loans	597	644	1,516	1,797
Principal	$161,052	$167,810	$399,341	$477,553

Mortgage Loan Origination Product Mix:
Conforming loans	45%	32%	41%	35%
Government loans (FHA, VA and USDA)	55%	68%	59%	65%
Jumbo loans	0%	0%	0%	0%

	100%	100%	100%	100%

Loan Type:
Fixed	95%	97%	96%	99%
ARM	5%	3%	4%	1%
Credit Quality:
FICO score ≥ 700	96%	97%	96%	96%
FICO score between 620 - 699	4%	3%	4%	4%
FICO score < 620 (sub-prime loans)	0%	0%	0%	0%
Avg. FICO score	744	735	741	733
Other Data:
Avg. combined LTV ratio	87%	90%	88%	89%
Full documentation loans	100%	100%	100%	100%
Non-Full documentation loans	0%	0%	0%	0%

Income Taxes

During the three and nine months ended September 30, 2010, we recorded an income tax provision of $2.1 million and $4.4 million, respectively, which was fully offset by a noncash reversal of our deferred tax asset valuation allowance. In addition, during the three and nine months ended September 30, 2010, we recorded a noncash reduction of our deferred tax asset of $4.8 million and $14.1 million, respectively, and a corresponding noncash reduction of our deferred tax asset valuation allowance related to built-in losses realized during these periods that were in excess of the Internal Revenue Code Section 382 (“Section 382”) annual limitation. During the three and nine months ended September 30, 2009, we recorded an income tax benefit of $9.3 million and $37.4 million, respectively, which was fully offset by a noncash deferred tax asset valuation allowance. As of September 30, 2010, we had a $516.1 million net deferred tax asset (excluding the $10.8 million deferred tax asset relating to our interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we expect to be able to reduce our effective tax rate, subject to certain limitations under Section 382, by reducing the valuation allowance and sheltering a portion of taxable income.

Warrant and Potential Dilution

At September 30, 2010, MatlinPatterson held a warrant to purchase 272,670 shares of Senior Preferred Stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”), which is exercisable for Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Warrant (assuming MatlinPatterson does not make a cashless exercise) will initially be convertible into 89.4 million shares of our common stock. The Warrant expires on June 27, 2015 and contains a mandatory exercise provision requiring exercise of 25%, 25% and 50% of the shares subject to the Warrant if the following price hurdles for a share of our common stock are exceeded for 20 out of 30 consecutive trading days: $7.50, $9.00, and $10.50, respectively.

The following table sets forth the potential dilutive common shares that would be issued if the Warrant was exercised at common stock prices ranging from $4.50 per share to $10.50 per share, assuming a cashless exercise.

Share Price	Potential Dilutive Common Shares (1)	Share Price	Potential Dilutive Common Shares (1)
$4.50	7,946,667	$ 7.00	37,037,143
$5.00	16,092,000	$ 7.50	40,528,000
$5.50	22,756,364	$ 9.00	46,637,000(2)
$6.00	28,310,000	$10.50	49,546,048(3)

(1)	For the share prices ranging from $4.50 to $7.50, assumes 100% of the Warrant is exercised at the corresponding price.
(2)	Assumes that 25% of the Warrant is exercised at the mandatory exercise price hurdle of $7.50 and the remaining 75% is exercised at $9.00.
(3)	Assumes that 25% of the Warrant is exercised at the mandatory exercise price hurdle of $7.50, 25% is exercised at $9.00, and the remaining 50% is exercised at $10.50.

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

For the nine months ended September 30, 2010, we used $28.5 million of cash flows from operating activities versus generating $310.2 million of cash flows from operating activities in the year earlier period. The decline in cash flows from operating activities for the nine months ended September 30, 2010 as compared to the prior year period was driven primarily by a $191.9 million increase in cash land purchases during 2010, and a $126.6 million decrease in homebuilding revenues due to a 20% decline in new home deliveries and a $64.4 million decrease in land sale revenues. Cash flows from investing activities for the nine months ended September 30, 2010 primarily represented a $32 million investment in a new joint venture formed during the 2010 third quarter. Cash flows from financing activities for the nine months ended September 30, 2010 reflected the issuance of $300 million of senior notes, offset by the repayment of $191.3 million principal amount of senior public notes for $195.9 million, and $83.4 million of secured project debt and other notes payable. As of September 30, 2010, our homebuilding cash balance was $546.1 million (including $17.0 million in restricted cash).

Term Loan. As of September 30, 2010, we had a $225 million Senior Term Loan B outstanding (the “Term Loan”). The Term Loan contains customary affirmative and negative covenants, including a financial covenant requiring the Company to either: (a) maintain compliance with one of the following three ratios (i) a minimum ratio of cash flow from operations to consolidated homebuilding interest incurred, (ii) a minimum ratio of homebuilding EBITDA to consolidated homebuilding interest incurred or (iii) a maximum ratio of combined net homebuilding debt to consolidated tangible net worth; or (b) pay a fee equal to 50 basis points per quarter on the outstanding principal amount of the Term Loan and prepay, on a quarterly basis, an aggregate principal amount of $7.5 million of the Term Loan. As of September 30, 2010, we were in compliance with each of the three ratios as illustrated below:

Covenant Requirements (1)	Actual at September 30, 2010	Covenant Requirements at September 30, 2010
Cash Flow Coverage Ratio:
Cash Flow from Operations to Consolidated Homebuilding Interest Incurred	1.90	≥	1.00	(2)
Interest Coverage Ratio:
Adjusted Homebuilding EBITDA to Consolidated Homebuilding Interest Incurred	1.60	≥	1.00	(2)
Total Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio	1.58	≤	3.00

(1)	These ratios are calculated pursuant to, and as defined in, the Term Loan.
(2)	The covenant requirements for these ratios will adjust to > 1.25 beginning with the first quarter ended after September 30, 2011.

Letter of Credit Facilities. As of September 30, 2010, we were party to three letter of credit facilities. These facilities, which require cash collateralization of outstanding letters of credit, had commitments that aggregated $60 million and a total of $16.0 million in letters of credit outstanding that were secured by cash collateral deposits of $17.0 million. In October 2010, the commitment for one of the letter of credit facilities was reduced by $9 million, resulting in total commitments that aggregated $51 million.

Senior and Senior Subordinated Notes. As of September 30, 2010, we had $1,015.1 million in aggregate principal amount of senior and senior subordinated notes outstanding. Our 9 1/4% Senior Subordinated Notes due 2012, 6 1/4% Senior Notes due 2014, 7% Senior Notes due 2015 and 10 3/4% Senior Notes due 2016 (collectively, the “Notes”) contain certain restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation.

As of September 30, 2010, we were unable to satisfy either the leverage condition or the interest coverage condition. As a result, our ability to incur further indebtedness is limited. Exceptions to this limitation include new borrowings of up to approximately $550 million under existing or future bank credit facilities (of which $480.9 million was available as of September 30, 2010), non-recourse purchase money indebtedness (subject to available borrowing sources) and indebtedness incurred for the purpose of refinancing or repaying existing indebtedness. In addition, as we were unable to satisfy either condition as of September 30, 2010, we are also prohibited from making restricted payments. Our unrestricted subsidiaries are not subject to this prohibition. As of September 30, 2010, we had approximately $440.0 million of cash in our unrestricted subsidiaries available to fund our joint venture capital requirements and to take actions that would otherwise constitute prohibited restricted payments if made by us or our restricted subsidiaries.

The leverage and interest coverage conditions contained in our 6 1/4% Senior Notes due 2014 (our most restrictive series of Notes based on the leverage condition as of September 30, 2010) are set forth in the table below:

Covenant Requirements (1)	Actual at September 30, 2010	Covenant Requirements at September 30, 2010
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	3.04	≤	2.25	(2)
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	1.40	≥	2.00

(1)	These ratios are calculated pursuant to, and as defined in, the indenture governing our 6 1/4% Senior Notes due 2014.
(2)	The leverage ratio under the indenture governing our 9 1/4% Senior Subordinated Notes due 2012 is ≤ 2.50.

During the nine months ended September 30, 2010, we issued $300 million of 8 3/8% senior notes due May 15, 2018 (the “2018 Notes”). The 2018 Notes rank equally with our other senior notes. The net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) were used to repurchase or redeem, at a premium, the remaining $15.0 million, $48.6 million, and $121.6 million principal balances of our senior notes due 2010, 2011 and 2013, respectively, for total payments of $190.0 million. As a result of these transactions, we recognized a $5.2 million loss (including the write-off of $0.4 million of unamortized debt discount) which was included in gain (loss) on early extinguishment of debt in the accompanying condensed consolidated financial statements. The remaining proceeds were primarily used to repay approximately $103.0 million of intercompany indebtedness (intercompany indebtedness is eliminated in any presentation of consolidated indebtedness). The intercompany indebtedness consisted primarily of bank debt and secured project debt previously repaid with funds from an unrestricted subsidiary. The next scheduled maturities for our senior and senior subordinated notes are in fiscal year 2012 when $110.1 million in aggregate principal amount comes due.

Senior Subordinated Convertible Notes. As of September 30, 2010, we had $39.6 million in aggregate principal amount of Senior Subordinated Convertible Notes due 2012 outstanding (the “Convertible Notes”). In accordance with ASC Topic 470, Debt (“ASC 470”), a portion of our Convertible Notes has been classified in stockholders’ equity ($7.9 million as of September 30, 2010) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes. During the three months ended September 30, 2010, we repurchased at a discount $6.0 million of our Convertible Notes.

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

Joint Venture Loans. As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 46, our land development and homebuilding joint ventures have typically obtained secured acquisition, development and construction financing. This financing is designed to reduce the use of funds from corporate financing sources. During the three months ended September 30, 2010, approximately $24 million of recourse borrowings of one of our Southern California land development joint ventures was repaid in full with available cash of the joint venture. As of September 30, 2010, we held interests in eight active joint ventures which had a total of approximately $7.8 million of borrowings recourse to us (two joint ventures) and $179.0 million of nonrecourse borrowings (one joint venture) outstanding.

Secured Project Debt and Other Notes Payable. At September 30, 2010, we had approximately $4.9 million outstanding in secured project debt and other notes payable. Our secured project debt and other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities. At September 30, 2010, we had approximately $35.6 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender, all of which mature in July 2011. The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, though the lender of the $45 million repurchase facility and the $60 million early purchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. The lender of the $45 million repurchase facility has the right to terminate the repurchase facility on not less than 90 days notice. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $2.9 million as of September 30, 2010, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of September 30, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance. At September 30, 2010, we had approximately $201.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $69.1 million remaining in cost to complete.

Availability of Additional Liquidity. The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our inability to satisfy the conditions contained in our public note indentures that are required to be satisfied to permit us to incur additional indebtedness, except through certain exceptions, including the refinance exception), our ability to effectively access these liquidity sources for new borrowing is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. During the nine months ended September 30, 2010, three credit rating agencies upgraded our corporate debt rating due to, among other things, the improvements in our operating performance and liquidity and our success in refinancing a significant portion of our near-term maturities.

Dividends. We paid no dividends to our stockholders during the nine months ended September 30, 2010 and have not paid any dividends since fiscal year 2007. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from paying dividends (other than dividends paid in the form of capital stock or through an accretion to the liquidation preference of any capital stock).

Stock Repurchases. We did not repurchase capital stock during the nine months ended September 30, 2010 and have not repurchased any capital stock under an authorized stock purchase plan since fiscal year 2006. Subject to limited exceptions, we are prohibited by the terms of our public note indentures from repurchasing capital stock for cash.

Leverage. Our homebuilding leverage ratio was 72.9% at September 30, 2010 and our adjusted net homebuilding debt to adjusted total book capitalization was 59.7%. This adjusted ratio reflects the offset of homebuilding cash and excludes $35.6 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments, operating losses and deferred tax valuation allowances recorded by us, as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008 and the $32.8 million in debt for equity exchanges completed during 2009. Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At September 30, 2010, we had one option contract outstanding with a third party financial entity with approximately $1.7 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At September 30, 2010, we had non-refundable cash deposits and letters of credit outstanding of approximately $15.8 million and capitalized preacquisition and other development and construction costs of approximately $2.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $209.8million. Approximately $0.5 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

As of September 30, 2010, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, two joint ventures had an aggregate of $7.8 million in recourse project specific financing, with $1.1 million and $6.7 million scheduled to mature in January 2011 and June 2011, respectively. In addition, one joint venture had $179.0 million of nonrecourse project specific financing which matured in March and April 2010 and has not been repaid. The agent for the lenders has provided the joint venture with a notice of default and demand for payment, and discussions are ongoing between the agent and the joint venture members. As of September 30, 2010, our investment in this joint venture reflected the accompanying condensed consolidated balance sheets was $0, and we had no further obligation to fund this joint venture.

During the 2010 third quarter, we entered into a joint venture with another homebuilder to develop approximately 1,300 finished lots in Chino, California. Our membership interest in this unconsolidated joint venture is approximately 49% and our initial investment was approximately $32 million. As of September 30, 2010, this joint venture had no debt outstanding.

As of September 30, 2010, we had $14.0 million of surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $1.5 million remaining in cost to complete.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. Other than interest rate swaps used to manage our exposure to changes in the interest rate on our variable rate-based term loan, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended September 30, 2010. We do not enter into or hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

We have interest rate swap agreements that effectively fixed our 3-month LIBOR rates for our Term Loan through its scheduled maturity date. The swap agreements have been designated as cash flow hedges and as of September 30, 2010, the estimated fair value of the swap represented a liability of $28.2 million and was included in accrued liabilities in our condensed consolidated balance sheets.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil. As of September 30, 2010, Standard Pacific Mortgage had approximately $36.8 million in closed mortgage loans held for sale and $56.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our belief that our restructuring activities are substantially complete and the amount of savings that will result from such restructuring;

•	our efforts to rebuild our land portfolio and achieve a proper balance between investment and liquidity;

•	the potential need for, the amount and magnitude of, joint venture expenditures, including those requiring the use of our funds;

•	the potential for additional impairments and further deposit and capitalized preacquisition cost write-offs;

•	that option contract counterparties will perform under their development funding obligations;

•	housing market conditions and trends in the geographic markets in which we operate;

•	the potential timing and number of dilutive common shares that would be issued upon exercise of a warrant;

•	the sufficiency of our capital resources and ability to access additional capital;

•	expected performance by derivative counterparties;

•	litigation outcomes and related costs;

•	our ability to comply with the covenants contained in our debt instruments;

•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;

•	the extent and magnitude of our exposure to defective Chinese drywall, as well as our plans and intentions relating thereto;

•	changes to our unrealized tax benefits and uncertain tax positions;

•	the expected equity award forfeiture rates and vesting periods of unrecognized compensation expense;

•	our ability to realize the value of our deferred tax assets; and

•	the impact of recent accounting standards.

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

•

the impact of restrictive covenants in our credit agreements, public notes and private term loans and our ability to comply with these covenants, including our current inability to incur most types of additional indebtedness;

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

Chinese Drywall

Like many other homebuilders, we have learned that some of our subcontractors installed drywall manufactured in China in Company constructed homes. Reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). We have conducted an internal review in an attempt to determine how many of the homes that we constructed may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of our Florida communities contain some high-sulfur Chinese drywall. We have inspected all but about 12 of the homes that we believe are likely to be impacted in these communities based on their location and drywall installation dates. Approximately 166 have been confirmed (including 14 Company owned homes), and we are still seeking access to the 12 remaining homes to complete our investigation. We have also received complaints from two other homeowners outside of these five communities who have thus far refused to let us inspect their homes. If we were to locate high sulfur drywall outside of these communities or drywall installation dates, we would broaden the scope of our investigation. We have notified homeowners of the results of our inspections, and have offered to make comprehensive repairs, including removing and replacing all drywall and wiring. We have entered into approximately 100 settlement agreements to repair homes that we sold, and have commenced the repair process on at least 100 homes, including those owned by the Company. We intend to continue to negotiate additional settlements as we make repairs and will work through the group as quickly and efficiently as possible. Although we are encouraging homeowners to allow us to make repairs rather than engaging in litigation, approximately 70 homeowners have joined a federal class action lawsuit or filed suit in state court, seeking property and, in some cases, bodily injury damages. Over 20 of these already have agreed to allow us to make repairs. We plan to vigorously defend litigation involving Chinese drywall, while seeking to make repairs wherever possible.

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

STANDARD PACIFIC CORP. (Registrant)

Dated: November 5, 2010	By:	/S/ KENNETH L. CAMPBELL
Kenneth L. Campbell
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 5, 2010	By:	/S/ JOHN M. STEPHENS
John M. Stephens
Senior Vice President and Chief Financial Officer (Principal Financial Officer)