Form 10-K
period 2010-12-31
STANDARD PACIFIC CORP /DE/
filed 2011-03-08
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $350,643,759.

As of March 4, 2011, there were 197,388,758 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.        BUSINESS

We are a geographically diversified builder of single-family attached and detached homes.  We construct homes within a wide range of price and size targeting a broad range of homebuyers, with an emphasis on move-up buyers.  We have operations in major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada and have built more than 112,000 homes during our 45-year history.

In 2010, the percentages of our home deliveries by state (excluding deliveries by unconsolidated joint ventures) were as follows:

State	Percentage of Deliveries
California	42%
Florida	17
Carolinas	15
Texas	14
Arizona	7
Colorado	4
Nevada	1
Total	100%

    The percentage of our home deliveries by product mix (excluding deliveries by unconsolidated joint ventures) for the year ended December 31, 2010 were as follows:

Product Mix	Percentage of Deliveries
Move-up	62%
Entry-level	33
Luxury	5
Total	100%

In addition to our core homebuilding operations, we have a mortgage banking subsidiary whose primary purpose is to facilitate a smooth closing process  for our homebuyers, including through the direct funding of home loans.  The loans funded by our mortgage subsidiary are generally sold to large banks in the secondary mortgage market.  We also have a title services subsidiary that acts as a title insurance agent performing title examination services for our Texas homebuyers.  For business segment financial data, including revenues, total assets, pretax income (loss), income (loss) from investments in unconsolidated joint ventures and impairments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18, as well as Note 3 to our consolidated financial statements beginning on page 54.

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

Strategy

Our strategy includes the following elements:

•	Concentrate our operations on the construction of single family move-up homes in California and other expected high employment growth markets;

•	Lead our markets in construction quality and customer satisfaction;

•	Acquire land at favorable prices while the homebuilding market is depressed to maximize the potential for growth and profitability as the market recovers;

•	Develop new home designs that drive demand while reducing construction costs and increasing energy efficiency;

•	Emphasize profitability rather than sales;

•	Continually adjust our overhead structure to maintain profitability during the market downturn and to position us for profitability in the future;

•	Obtain the market share necessary in each of our markets to gain access to favorable land opportunities and optimize cost efficiency; and

•	Own or control a 2-3 year land supply when market conditions normalize.

Homebuilding Operations

We currently build homes in 24 markets through a total of 14 operating divisions.  At December 31, 2010, we owned or controlled approximately 23,500 lots and had 133 active selling communities (excluding unconsolidated joint ventures).

For the year ended December 31, 2010, approximately 80% of our deliveries were single-family detached dwellings.  The remainder of our deliveries were single family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.

Our homes are designed to suit the particular market in which they are located and are available in a variety of models, exterior styles and materials depending upon local preferences.  While we have built homes from 1,100 to over 6,000 square feet, our homes typically range in size from approximately 1,500 to 3,500 square feet. The sales prices of our homes generally range from approximately $165,000 to over $1 million. Set forth below are our average selling prices by state (excluding joint ventures) of homes delivered during 2010:

State	Average Selling Price
(Dollars in thousands)
California	$495
Florida	$193
Carolinas	$230
Texas	$294
Arizona	$202
Colorado	$295
Nevada	$201

Development and Construction

We customarily acquire unimproved or improved land zoned for residential use.  To control larger land parcels, we sometimes form land development joint ventures with third parties which provide us the right to acquire a portion of the lots from the joint venture when developed.  If we purchase raw land or partially developed land, we will perform development work on a project in addition to constructing homes.  This development work may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities and other improvements.

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

Marketing and Sales

Our homes are marketed by our divisional sales teams through furnished and landscaped model homes, which are typically maintained at each project site.  Recognizing that the first step in the homebuying process for nearly 90% of homebuyers is an internet search, we launched our new website, www.standardpacifichomes.com, in January 2011.  This website contains robust information about our new homes and communities, promotions and financing alternatives.

 Our homes are sold using sales contracts that are usually accompanied by a cash deposit from the homebuyer.  Under current market conditions, an increasing number of homebuyers are seeking to buy a completed or close to complete home.  For those homes sold prior to construction, homebuyers have the opportunity to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel their contract if they are unable to sell their existing homes or if certain other conditions are not met. A buyer’s liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer’s cash deposit to the Company, although some states provide for even more limited remedies.

Financing

We typically use both our equity (including internally generated funds from operations and proceeds from public and private equity offerings and proceeds from the exercise of stock options) and debt financing in the form of bank debt and proceeds from our note offerings, to fund land acquisition and development and construction of our properties.  To a lesser extent, we use seller financing to fund the acquisition of land and, in some markets, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads and sewers.

We also utilize joint ventures and option arrangements with land sellers, other builders, developers and financial entities from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, leveraging our capital base and managing the financial and market risk associated with land holdings.  In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs.  For more detailed discussion of our current joint venture arrangements please see “Off-Balance Sheet Arrangements” beginning on page 31.

Seasonality and Longer Term Cycles

Our homebuilding operations have historically experienced seasonal fluctuations.  We typically experience the highest new home order activity in the spring and summer months, although new order activity is highly dependent on the number of active selling communities and the timing of new community openings as well as other market factors.  Because it typically takes us three to six months to construct a new home, we typically deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.  As a result, our revenues and cash flows (exclusive of the timing of land purchases) from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter.

Our homebuilding operations have also been subject to longer term business cycles, the severity, duration, beginning and ending of which are difficult to predict.  At the high point of our business cycle, the demand for new homes and new home prices are at their peak.  Land prices also tend to be at their peak in this phase of the cycle.  At the low point in the cycle, the demand for homes is weak and land prices tend to be more favorable.  While difficult to accomplish, our goal is to deliver as many homes as possible near the top of the cycle and to make significant investments in land at the bottom of the cycle. We now believe we are at or near the bottom of the current cycle and, as such, plan to make substantial investments in land over the next several years, which is likely to utilize a significant portion of our cash resources.

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

Dollar Value of Backlog

The dollar value of our backlog (excluding joint ventures) as of December 31, 2010 was $137.4 million, or 414 homes.  We expect all of our backlog at December 31, 2010 to be converted to deliveries and revenues during 2011, net of cancellations.

Competitive Conditions in the Business

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of customer satisfaction, construction quality, home design and location, reputation, price and the availability of mortgage financing. While we compete with other residential construction companies for customers, we also compete with the resale of existing homes, rental homes, the “short-sale” of almost new homes and foreclosures. The substantial supply of homes available for sale at reduced prices, which may continue or increase, has caused intense price competition, making it more difficult for us to sell our homes and to maintain our profit margins. In addition, because some of our competitors have substantially larger operations and greater financial resources than we do, and as a result may have lower costs of capital, labor, materials and overhead, they may be better positioned to compete more effectively for land and sales.

Government Regulation

For a discussion of the impact of government regulations on our business, including the impact of environmental regulations, please see the risk factors included under the heading “Regulatory Risks” in the Risk Factors section.

Financial Services

Customer Financing

As part of our ongoing operations, we provide mortgage loans to many of our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage’s principal sources of revenue are fees generated from loan originations, net gains on the sale of loans and net interest income earned on loans during the period they are held prior to sale.  In addition to being a source of revenues, our mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures.

We sell substantially all of the loans we originate to large banks in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2010, we had been required to repurchase or pay make-whole premiums on 0.29% of the $6.2 billion total dollar value of the loans ($2.2 billion of which represented non-full documentation loans) we originated in the 2004-2010 period, and incurred approximately $5.4 million of related losses ($4.5 million for non-full documentation loans) during this period.  However, if loan defaults in general increase, it is possible that we will be required to make a materially higher number of make-whole payments and/or loan repurchases in the future.  Further, such make-whole payments could have a higher severity than previously experienced.  Under such scenarios, current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity.

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

Employees

At December 31, 2010, we had approximately 775 employees, down from approximately 800 employees at the prior year end.  Of our employees at the end of 2010, approximately 230 were executive, administrative and clerical personnel, 225 were sales and marketing personnel, 190 were involved in construction and project management, 75 were involved in new home warranty, and 55 worked in the mortgage operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.

We believe that our relations with our employees and subcontractors are good.

ITEM 1A.      RISK FACTORS

The discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties, as well as other risks which we cannot foresee at this time, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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

We are experiencing a significant and substantial downturn in homebuyer demand.  Many of our competitors are selling homes at significantly reduced prices. At the same time we, as well as potential hombuyers who need to sell their existing homes to complete the purchase of a new home, are also competing with the resale of existing homes, rental homes, the “short-sale” of almost new homes and foreclosures. All of these factors have resulted in a substantial increase in the supply of homes available for sale at reduced prices, which may continue or increase, making it more difficult for us to sell our homes and to maintain our profit margins.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for us. Our current strategy includes a plan to invest a substantial portion of our cash in land over the next several years.  The successful execution of this strategy will significantly increase the amount of land we hold.  The market value of the undeveloped land, buildable lots and housing inventories we hold can fluctuate significantly as a result of changing economic and market conditions.  Over the last several years, we have experienced negative economic and market conditions and this has resulted in the impairment of a number of our land positions and write-offs of some of our land option deposits.  If economic or market conditions continue to deteriorate, we may have to impair additional land holdings and projects, write down our investments in unconsolidated joint ventures, write off option deposits, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market.  If, as planned, we significantly increase the amount of land we hold over the next several years, we will also materially increase our exposure to the risks associated with owning land, which means that if economic and market conditions continue to deteriorate, this deterioration would have a significantly greater adverse impact on our financial condition.

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

We depend on the California market. If conditions in California continue or worsen, our sales and earnings may be negatively impacted.

We generate over 50% of our revenue and a significant amount of our profits from, and hold approximately two-thirds of the dollar value of our real estate inventory in, California.  Over the last several years, land values, the demand for new homes and home prices have declined substantially in the state, negatively impacting our profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit.  There can be no assurance that our profitability and financial position will not be further impacted if the challenging conditions in California continue or worsen. If the current weak buyer demand for new homes in California continues or worsens, prices will likely continue to decline, which will continue to harm our profitability.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through Standard Pacific Mortgage or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. Many lenders have significantly tightened their underwriting standards, are requiring higher credit scores, substantial down payments, increased cash reserves, and have eliminated or significantly limited many subprime and other alternative mortgage products, including “jumbo” loan products, which are important to sales in many of our California markets.  The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities, which are directly impacted by the federal government’s decisions regarding its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary market.  In addition, the use of seller funded down payment assistance programs was prohibited in late 2008. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results and profitability. These conditions may continue or worsen.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of customer satisfaction, construction quality, home design and location, reputation, price  and the availability of mortgage financing. While we compete with other residential construction companies for customers, we also compete with the resale of existing homes, rental homes, the “short-sale” of almost new homes and foreclosures. The substantial supply of homes available for sale at reduced prices, which may continue or increase, has caused intense price competition, making it more difficult for us to sell our homes and to maintain our profit margins. In addition, because some of our competitors have substantially larger operations and greater financial resources than we do, and as a result may have lower costs of capital, labor, materials and overhead, they may be better positioned to compete more effectively for land and sales.

Operational Risks

Our longer-term land acquisition strategy poses significant risks.

From time-to-time, we purchase land parcels with longer-term time horizons when we believe market conditions provide an opportunity to purchase this land at favorable prices.  Our current strategy includes a plan to invest a substantial portion of our cash in land during the next several years, including inlarger land parcels with longer holding periods that will require significant development operations.  This strategy is subject to a number of risks.  It is difficult to accurately forecast development costs and sales prices the longer the time horizon for a project and, with a longer time horizon, there is a greater chance that unanticipated development cost increases, changes in general market conditions and other adverse unanticipated changes could negatively impact the profitability of a project.  In addition, larger land parcels are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes.  If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted.  In addition, the acquisition of land with a longer term development horizon historically has not been a significant focus of our business in many of our markets (other than through our unconsolidated joint ventures) and may therefore be subject to greater execution risk.

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

Labor and material shortages and price fluctuations could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and material may also be adversely affected during periods of shortage or high inflation.  From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results and profitability.

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

We are in the process of repairing homes that we have confirmed contain Chinese drywall.  While we believe we have likely identified nearly all of the homes we delivered that contain Chinese drywall, we delivered thousands of homes during the timeframe that defective Chinese drywall is thought to have been delivered to U.S. ports.  We have inspected only a fraction of these homes (inspection limited to those communities where we suspected the presence of Chinese drywall) and therefore cannot definitively conclude that additional homes containing Chinese drywall will not be identified.  If additional homes containing Chinese drywall are discovered, we may be required to spend amounts in excess of our current reserves on repairs and our financial condition may be negatively impacted.  In addition, we have been named as a defendant in multiple lawsuits related to Chinese drywall.  These and any additional future claims could also cause us to incur additional significant costs.

Our mortgage subsidiary may become obligated to repurchase loans it has sold in the secondary mortgage market or may become subject to borrower lawsuits.

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2010, our mortgage subsidiary had been required to repurchase or pay make-whole premiums on 0.29% of the $6.2 billion total dollar value of the loans it originated in the 2004-2010 period.  If loan defaults in general increase, it is possible that our mortgage subsidiary will be required to make a materially higher number of make-whole payments and/or repurchases in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to make make-whole payments or repurchases.  Further, such make-whole payments could have a higher severity than previously experienced.  In such cases our current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity, which could harm our financial condition and results of operations.

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

We may from time to time acquire other homebuilders or related businesses. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, should the acquired operations not perform as anticipated, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including the diversion of the attention of our management and corporate staff from operating our existing business, potential charges to earnings in the event of any write-down or write-off of goodwill and other assets recorded in connection with acquisitions and exposure to the acquired company’s pre-existing liabilities. We can give no assurance that we will be able to successfully identify, complete and integrate acquisitions.

Regulatory Risks

We are subject to extensive government regulation, which can increase costs and reduce profitability.

Our homebuilding operations, including land development activities, are subject to extensive federal, state and local regulation, including environmental, building, employment and worker health and safety, zoning and land use regulation. This regulation affects all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:

•	permitted land uses, levels of density and architectural designs;
•	the level of energy efficiency our homes are required to achieve;
•	the installation of utility services, such as water and waste disposal;
•	the dedication of acreage for open space, parks, schools and other community services; and
•	the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters.

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

Currently, there is a variety of energy related legislation being considered for enactment around the world.  For instance, the federal congress is considering an array of energy related initiatives, from carbon “cap and trade” to a federal energy efficiency building code that would increase energy efficiency requirements for new homes between 30 and 50 percent.  If all or part of this proposed legislation, or similar legislation, were to be enacted, the cost of home construction could increase significantly, which in turn could reduce our sales and/or profitability.

Much of this proposed legislation is in response to concerns about climate change.  As climate change concerns grow, legislation and regulatory activity of this nature is expected to continue and become more onerous.  Similarly, energy related initiatives will impact a wide variety of companies throughout the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an indirect adverse effect on our operations and profitability to the extent the suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.

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

Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the land we own as well as the availability of additional land and building opportunities within those localities.  Approval of slow or no growth measures would increase the cost of land and reduce our ability to open new home communities and to build and sell homes in the affected markets and would create additional costs and administration requirements, which in turn could harm our future sales and earnings.

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

Also, while difficult to quantify, our 2009 and 2010 home sales were likely positively impacted by federal and state tax credits made available to first-time and other qualifying homebuyers.  These tax credits have expired, which could negatively impact home sales and our results of operations.

Financing Risks

We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations.

We currently have a substantial amount of debt.  As of December 31, 2010, the principal amount of our total debt outstanding was approximately $1,344 million, $89 million of which matures prior to 2016 and $1,255 million of which matures between 2016 and 2021. In addition, the instruments governing this debt permit us to incur significant additional debt.  Our existing debt and any additional debt we incur could:

•	make it more difficult for us to satisfy our obligations under our existing debt instruments;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•
require a substantial portion of our cash flows from operations for the payment of interest on our debt, reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage to less leveraged competitors.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.

Our operations require significant amounts of cash.  Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change.  We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs.   Additionally, while we recently entered into a new $210 million unsecured revolving credit facility designed to provide us with an additional source of liquidity to meet short-term cash needs, there can be no assurance that we will be able to continue to meet the covenants required to allow us to borrow under the facility.

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

We may be unable to meet the conditions contained in our debt instruments that must be satisfied to incur additional indebtedness and make restricted payments.

Our debt instruments impose restrictions on our operations, financing, investments and other activities. For example, our outstanding 2016 notes prohibit us from incurring additional debt, except for limited categories of indebtedness (including up to $1.1 billion in bank credit facility debt), if we do not satisfy either a maximum leverage ratio or a minimum interest coverage ratio. The 2016 notes also limit our ability to make restricted payments (including dividends, distributions on stock and contributions to joint ventures), prohibiting such payments unless we satisfy one of the ratio requirements for the incurrence of additional debt and comply with a basket limitation.  As of December 31, 2010, we were able to satisfy the conditions necessary to incur additional debt and to make restricted payments.  However, there can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to satisfy these conditions in the future, we will be precluded from incurring additional borrowings, subject to certain exceptions, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2010, we had an aggregate of $73.9 million invested in these joint ventures, which had outstanding borrowings recourse to us of approximately $3.9 million.  During 2010, we sold our interest in our only joint venture with nonrecourse borrowings.

While these joint ventures provide us with a means of accessing larger land parcels and lot positions, they are subject to a number of risks, including the following:

•
Restricted Payment Risk. Certain of our public note indentures prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either a leverage condition or an interest coverage condition and when making such a payment will cause us to exceed a basket limitation.  As a result, when we are unable to meet at least one of these conditions, payments to satisfy our joint venture obligations must be made through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements.

•
Entitlement Risk. Certain of our joint ventures acquire parcels of unentitled raw land. If the joint venture is unable to timely obtain entitlements at a reasonable cost, project delay or even project termination may occur resulting in an impairment of the value of our investment.

•
Development Risk. The projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly-owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability of these ventures and our proportionate share of income.

•
Financing Risk. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. Due to current market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing borrowings as such borrowings mature. As a result, we may be required to expend corporate funds to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender.  In addition, our ability to expend such funds to or for the joint venture may be limited if we do not meet the restricted payment condition discussed above.

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

At times, such as now, when we are pursuing a longer-term land acquisition strategy, we become directly subject to some of these risks, including those discussed above related to entitlement, development, financing, completion and illiquid investment.  Increasing our direct exposure to these types of risks could have a material adverse effect on our financial position or results or operations.

Other Risks

Our principal stockholder has the ability to exercise significant influence over the composition of our Board of Directors and matters requiring stockholder approval.

As of December 31, 2010, MP CA Homes LLC held 49% of the voting power of our voting stock.  Pursuant to the stockholders' agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and is entitled to designate at least one MP CA Homes LLC designated director to each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors and its committees.  In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders.  In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.

We may not be able to realize the benefit of our net deferred tax asset.

As of December 31, 2010, we had a deferred tax asset of approximately $516 million (excluding a $9 million deferred tax asset related to an interest rate swap that was terminated during the 2010 fourth quarter) that is potentially available to offset taxable income in future periods.  The $516 million deferred tax asset has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. Our ability to realize the benefit, if any, of our deferred tax asset is dependent, among other things, upon the interplay between applicable tax laws (including Internal Revenue Code Section 382 (“Section 382”) discussed below), our ability to generate taxable income in the future, and the timing of our disposition of assets that contain unrealized built-in losses.

Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize net operating loss carryforwards and built-in losses after the ownership change.  We underwent a change in ownership for purposes of Section 382 following completion of MP CA Homes LLC’s initial investment in the Company on June 27, 2008.  As of December 31, 2010, approximately $142 million of our deferred tax asset represented unrealized built-in losses related primarily to inventory impairment charges.  Future realization of this $142 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  As of December 31, 2010, approximately $328 million of our gross net operating loss carryforwards (or approximately $136 million on a tax effected basis) were subject to a gross annual deduction limitation.  The gross annual deduction limitation for federal and state income tax purposes is approximately $15.6 million each, which is generally realized over a 20 year period commencing on the date of the ownership change.  Assets with certain tax attributes sold five years after the original ownership change (June 27, 2013) are not subject to the Section 382 limitation.  Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.       PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We lease our corporate headquarters, which is located in Irvine, California.  The lease on this facility, which also includes space for our Orange County division, consists of approximately 26,000 square feet and expires in July 2012.  We lease approximately 28 other properties for our other division offices and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 26.

ITEM 3.       LEGAL PROCEEDINGS

Chinese Drywall

Like many other homebuilders, we have determined that some of our subcontractors installed drywall manufactured in China in our homes.  Reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). We have conducted an internal review in an attempt to determine how many of the homes that we constructed may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of our Florida communities contain some high-sulfur Chinese drywall.  We have inspected all but about four of the homes that we believe are likely to be impacted in these communities based on their location and drywall installation dates.  Approximately 170 have been confirmed (including 14 Company owned homes), and we are still seeking access to the four remaining homes to complete our investigation.  We have also received complaints from two other homeowners outside of these five communities who have thus far refused to let us inspect their homes.  If we were to locate high sulfur drywall outside of these communities or drywall installation dates, we would broaden the scope of our investigation.  We have notified homeowners of the results of our inspections, and have offered to make comprehensive repairs, including removing and replacing all drywall and wiring.  We have entered into approximately 127 settlement agreements to repair homes that we sold, and have commenced the repair process on at least 140 homes, including those owned by the Company.  We intend to continue to negotiate additional settlements as we make repairs and will work through the group as quickly and efficiently as possible.  Although we are encouraging homeowners to allow us to make repairs rather than engaging in litigation, approximately 77 homeowners have joined a federal class action lawsuit or filed suit in state court, seeking property and, in some cases, bodily injury damages.  Over 50 of these already have agreed to allow us to make repairs.   We plan to vigorously defend litigation involving Chinese drywall, while seeking to make repairs wherever possible.

In addition, various other claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.    RESERVED

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of March 4, 2011, are set forth below.

Name	Age	Position
Kenneth L. Campbell	54	Chief Executive Officer, President, and Director
Scott D. Stowell	53	Chief Operating Officer
John M. Stephens	42	Senior Vice President and Chief Financial Officer
John P. Babel	40	Senior Vice President, General Counsel and Secretary
Wendy L. Marlett	47	Chief Marketing Officer and Executive Vice President

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

John P. Babel has served as Senior Vice President, General Counsel and Secretary since February 2009.  From October 2002 until February 2009, Mr. Babel served as our Associate General Counsel, as Senior Vice President from October 2008 to February 2009, and as Vice President from February 2005 through October 2008.  Prior to joining the Company, Mr. Babel was a corporate lawyer with the international law firm of Gibson, Dunn & Crutcher LLP.

Wendy L. Marlett has served as Chief Marketing Officer and Executive Vice President since September 2010.  In this newly created position, Ms. Marlett leads all of the Company's sales, marketing and communications functions across our operations.  Prior to joining the Company, Ms. Marlett was Senior Vice President of sales, marketing and communications at KB Home, where she held progressive roles since 1995 and was a recognized innovator in marketing and brand management.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the New York Stock Exchange under the symbol “SPF.”  The following table sets forth, for the fiscal quarters indicated, the reported high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and the common dividends paid per share.

	Year Ended December 31,
	2010				2009
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$5.18	$3.47	$	―	$2.07	$0.65	$	―
June 30	7.10	3.31		―	2.74	0.85		―
September 30	4.30	2.95		―	4.59	1.86		―
December 31	4.75	3.37		―	3.83	2.84		―

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of March 4, 2011, the number of record holders of our common stock was 611.

We did not repurchase any shares during the three months ended December 31, 2010.

On December 21, 2010, MatlinPatterson exercised its warrant in full for $187.5 million in cash and was issued 89.4 million shares of the Company’s common stock.  In issuing the 89.4 million shares of common stock to MatlinPatterson, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder.  The issuance was exempt from registration because it was a private sale made without general solicitation or advertising exclusively to one “accredited investor” as defined in Rule 501 of Regulation D.  The certificate issued for the unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

For a description of securities authorized for issuance under the Company’s equity compensation plans, see Note 15 to the consolidated financial statements set forth in “Financial Statements and Supplementary Data.”

The following graph shows a five-year comparison of cumulative total returns to stockholders of the Company, as compared with the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.  The graph assumes reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Stockholders’ Return
Among Standard Pacific Corp., The Standard & Poor’s 500 Composite Stock Index and
the Dow Jones Industry Group-U.S. Home Construction Index

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company’s common stock closing price on December 31, 2010 was $4.60 per share.  On March 4, 2011 the Company’s common stock closed at $3.85 per share.  The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010		2009		2008		2007	2006
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding (1)		$912,418		$1,166,397		$1,535,616	$2,888,833	$3,740,470
Financial Services		12,456		13,145		13,587	16,677	24,866
Total revenues from continuing operations		$924,874		$1,179,542		$1,549,203	$2,905,510	$3,765,336

Pretax income (loss):
Homebuilding (1)(2)		$(14,001)		$(111,068)		$(1,237,840)	$(846,586)	$220,812
Financial Services		1,720		1,586		1,016	2,293	8,211
Pretax income (loss) from continuing operations		$(12,281)		$(109,482)		$(1,236,824)	$(844,293)	$229,023
Net income (loss):
Income (loss) from continuing operations		$(11,724)		$(13,217)		$(1,231,329)	$(695,290)	$146,093
Income (loss) from discontinued operations		―		(569)		(2,286)	(72,090)	(22,400)
Net income (loss)		$(11,724)		$(13,786)		$(1,233,615)	$(767,380)	$123,693

Basic earnings (loss) per common share:
Continuing operations		$(0.05)		$(0.06)		$(9.12)	$(9.63)	$2.01
Discontinued operations		―		―		(0.02)	(1.00)	(0.31)
Basic earnings (loss) per common share		$(0.05)		$(0.06)		$(9.14)	$(10.63)	$1.70

Diluted earnings (loss) per common share:
Continuing operations		$(0.05)		$(0.06)		$(9.12)	$(9.63)	$1.97
Discontinued operations		―		―		(0.02)	(1.00)	(0.30)
Diluted earnings (loss) per common share		$(0.05)		$(0.06)		$(9.14)	$(10.63)	$1.67

Weighted average common shares outstanding: (3)
Basic		105,202,857		95,623,851		81,439,248	72,157,394	72,644,368
Diluted		105,202,857		95,623,851		81,439,248	72,157,394	74,213,185

Weighted average additional common shares outstanding
if preferred shares converted to common shares: (4)		147,812,786		147,812,786		53,523,829	―	―

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)		$748,754		$602,222		$626,379	$219,141	$17,356
Total assets		$2,133,123		$1,861,011		$2,252,488	$3,401,904	$4,502,941
Homebuilding debt (5)		$1,320,254		$1,158,626		$1,486,437	$1,747,730	$1,953,880
Financial services debt		$30,344		$40,995		$63,655	$164,172	$250,907
Stockholders' equity		$621,862		$435,798		$407,941	$1,034,279	$1,764,370
Stockholders' equity per common share (6)		$3.23		$4.30		$4.40	$15.95	$27.39
Pro forma stockholders' equity per common share (7)		$1.83		$1.75		$1.70	$15.95	$27.39
Cash dividends declared per common share	$	―	$	―	$	―	$0.12	$0.16

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations.
(2)
The 2010, 2009, 2008, 2007 and 2006 homebuilding pretax income (loss) includes pretax impairment charges and deposit write-offs totaling $2.4 million, $71.1 million, $1,153.5 million, $984.6 million and $334.9 million, respectively. (Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2, 4 and 13 of the accompanying Consolidated Financial Statements for further discussion).

(3)
Basic and diluted weighted average common shares outstanding for 2010 include the weighted average common shares outstanding related to the issuance of 89.4 million shares of our common stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC, on December 21, 2010 in connection with the exercise of a warrant. (Please see Note 10.b. of the accompanying Consolidated Financial Statements for further discussion).

(4)
In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC.  If the preferred stock was converted to common stock, the total weighted average common shares outstanding as of December 31, 2010, 2009 and 2008 would have been 253.0 million, 243.4 million and 135.0 million, respectively.

(5)
Homebuilding debt includes the indebtedness related to liabilities from inventories not owned of $0, $1.9 million, $0, $11.4 million and $13.4 million, as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(6)
At December 31, 2010, 2009, 2008 and 2007, common shares outstanding exclude 3.9 million, 3.9 million, 7.8 million and 7.8 million shares, respectively, issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007 and 147.8 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.

(7)
At December 31, 2010, 2009 and 2008, pro forma common shares outstanding include 147.8 million preferred shares outstanding on an if-converted basis.  In addition, at December 31, 2010, 2009, 2008 and 2007, pro forma common shares outstanding exclude 3.9 million, 3.9 million, 7.8 million and 7.8 million shares, respectively, issued under a share lending facility related to our 6% convertible senior subordinated notes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
Selected Financial Information
	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$908,562	$1,060,502	$1,521,640
Land sale revenues	3,856	105,895	13,976
Total revenues	912,418	1,166,397	1,535,616
Cost of home sales	(707,006)	(907,058)	(2,107,758)
Cost of land sales	(3,568)	(117,517)	(124,786)
Total cost of sales	(710,574)	(1,024,575)	(2,232,544)
Gross margin	201,844	141,822	(696,928)
Gross margin percentage	22.1%	12.2%	(45.4%)
Selling, general and administrative expenses	(150,542)	(191,488)	(305,480)
Income (loss) from unconsolidated joint ventures	1,166	(4,717)	(151,729)
Interest expense	(40,174)	(47,458)	(10,380)
Gain (loss) on early extinguishment of debt	(30,028)	(6,931)	(15,695)
Other income (expense)	3,733	(2,296)	(57,628)
Homebuilding pretax loss	(14,001)	(111,068)	(1,237,840)
Financial Services:
Revenues	12,456	13,145	13,587
Expenses	(10,878)	(11,817)	(13,659)
Income from unconsolidated joint ventures	―	119	854
Other income	142	139	234
Financial services pretax income	1,720	1,586	1,016
Loss from continuing operations before income taxes	(12,281)	(109,482)	(1,236,824)
Benefit for income taxes	557	96,265	5,495
Loss from continuing operations	(11,724)	(13,217)	(1,231,329)
Loss from discontinued operations, net of income taxes	―	(569)	(2,286)
Net loss	(11,724)	(13,786)	(1,233,615)
Less: Net loss allocated to preferred shareholder	6,849	8,371	489,229
Net loss available to common stockholders	$(4,875)	$(5,415)	$(744,386)

Basic loss per common share:
Continuing operations	$(0.05)	$(0.06)	$(9.12)
Discontinued operations	―	―	(0.02)
Basic loss per common share	$(0.05)	$(0.06)	$(9.14)
Diluted loss per common share:
Continuing operations	$(0.05)	$(0.06)	$(9.12)
Discontinued operations	―	―	(0.02)
Diluted loss per common share	$(0.05)	$(0.06)	$(9.14)
Weighted average common shares outstanding:
Basic	105,202,857	95,623,851	81,439,248
Diluted	105,202,857	95,623,851	81,439,248

Weighted average additional common shares outstanding if preferred shares converted to common shares: (1)	147,812,786	147,812,786	53,523,829

Net cash provided by (used in) operating activities	$(80,958)	$419,830	$263,151
Net cash provided by (used in) investing activities	$(33,455)	$(27,301)	$(11,579)
Net cash provided by (used in) financing activities	$250,225	$(422,815)	$142,712

Adjusted Homebuilding EBITDA (2)	$131,576	$116,252	$43,885

(1)
In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.  If the preferred stock was converted to common stock, the total weighted average common shares outstanding as of December 31, 2010, 2009 and 2008 would have been 253.0 million, 243.4 million and 135.0 million, respectively.

(2)
Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

Selected Financial Information (continued)

(2)	Continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(80,958)	$419,830	$263,151
Add:
Benefit for income taxes	(557)	(96,563)	(6,795)
Homebuilding interest amortized to cost of sales and interest expense	100,739	134,293	94,452
Excess tax benefits from share-based payment arrangements	27	297	―
Less:
Income (loss) from financial services subsidiary	1,578	1,328	(72)
Depreciation and amortization from financial services subsidiary	934	678	783
(Gain) loss on disposal of property and equipment	(37)	2,611	2,792
Net changes in operating assets and liabilities:
Trade and other receivables	(6,541)	(8,440)	(6,408)
Mortgage loans held for sale	(12,165)	(24,718)	(91,380)
Inventories-owned	148,706	(326,062)	(34,567)
Inventories-not owned	27,861	2,805	(1,049)
Deferred income taxes, net of valuation allowance	―	96,562	(129,873)
Other assets	(111,496)	(118,265)	(142,834)
Accounts payable	6,592	18,554	57,949
Accrued liabilities	61,843	22,576	44,742
Adjusted Homebuilding EBITDA	$131,576	$116,252	$43,885

Overview

Our operations continue to be impacted by weak housing demand in substantially all of our markets, driven by a housing supply/demand imbalance (including as a result of record foreclosures), low consumer confidence and high unemployment. New home deliveries, net new orders and backlog decreased during 2010 compared to the prior year.  Despite these factors, our financial results improved during 2010.  The improvements in our operating performance were driven primarily by higher gross margins, lower inventory impairments and lower selling, general and administrative (“SG&A”) expenses.  These improvements were partially offset by an increase in loss on the early extinguishment of debt as a result of our significant 2010 refinancing activities.  We were successful in reducing the principal amount of our homebuilding debt maturing prior to September 2016 from over $900 million as of December 31, 2009 to less than $90 million as of December 31, 2010.  Our 2010 refinancing activities, combined with $187.5 million in proceeds from a 2010 fourth quarter warrant exercise provides us with a substantial amount of capital and liquidity to continue our land acquisition strategy.

For the year ended December 31, 2010, we reported a net loss of $11.7 million, or $0.05 per diluted share, compared to a net loss of $13.8 million, or $0.06 per diluted share, in 2009.  The 2009 net loss included a $96.6 million tax benefit primarily related to the carryback of net operating losses.  The net loss incurred during fiscal 2010 included a $30.0 million charge related to the early extinguishment of debt and $2.4 million of asset impairment charges and deposit write-offs.  The net loss incurred during fiscal 2009 included $71.1 million of asset impairment charges and deposit write-offs, $22.6 million of restructuring charges and a $6.9 million charge related to the early extinguishment of debt.  Our results for the year ended December 31, 2008 included asset impairment charges and deposit write-offs totaling $1,153.5 million, $25.1 million of restructuring charges and a $15.7 million charge related to the early extinguishment of debt.

  We ended 2010 with $748.8 million of homebuilding cash (including $28.2 million of restricted cash).  Net cash used in operating activities during 2010 was $81.0 million compared to $419.8 million of net cash generated by operating activities during 2009.  The decrease in net cash flows from operating activities for 2010 as compared to the prior year period was driven primarily by a $190.2 million increase in cash land purchases and a $254.0 million decrease in homebuilding revenues.  The decline in homebuilding revenues was primarily attributable to a 24% decline in new home deliveries and a $102.0 million decrease in land sale revenues.  Cash flows from financing activities for 2010 included approximately $187.5 million of proceeds related to the issuance of common stock in connection with the exercise of a warrant and $84.6 million related to new net debt issuances.  Additionally, the principal amount of our consolidated homebuilding debt increased by approximately $153.2 million in 2010, driven primarily by the issuance of $975 million of senior notes and $32.8 million of secured project debt, offset by the repayment of $767.0 million principal amount of senior and senior subordinated notes and $83.6 million of secured project debt and other notes payable.

Homebuilding

	Year Ended December 31,
	2010		2009	2008
		(Dollars in thousands)
Homebuilding revenues:
California		$546,946	$665,414	$796,737
Southwest (1)		187,609	238,249	416,749
Southeast		177,863	262,734	322,130
Total homebuilding revenues		$912,418	$1,166,397	$1,535,616

Homebuilding pretax income (loss):
California		$39,594	$(16,817)	$(724,047)
Southwest (1)		(5,103)	(28,950)	(257,031)
Southeast		(8,902)	(30,880)	(222,586)
Corporate		(39,590)	(34,421)	(34,176)
Total homebuilding pretax income (loss)		$(14,001)	$(111,068)	$(1,237,840)

Homebuilding impairment charges and deposit write-offs:
California	$	―	$43,313	$690,890
Southwest (1)		331	16,426	252,877
Southeast		2,058	11,342	209,763
Total homebuilding impairment charges and deposit write-offs		$2,389	$71,081	$1,153,530

Homebuilding impairment charges and deposit write-offs by type:
Deposit write-offs		$100	$2,490	$25,649
Inventory impairments		1,818	60,450	943,094
Joint venture impairments		471	8,141	149,265
Goodwill impairments		―	―	35,522
Total homebuilding impairment charges and deposit write-offs		$2,389	$71,081	$1,153,530

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)
Total Assets:
California	$819,376	$671,887	$810,619
Southwest (1)	233,120	210,058	299,039
Southeast	237,635	181,931	275,893
Corporate	786,791	730,046	777,256
Total homebuilding	2,076,922	1,793,922	2,162,807
Financial services	56,201	67,089	88,464
Discontinued operations	―	―	1,217
Total Assets	$2,133,123	$1,861,011	$2,252,488

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations.

For 2010, we reported a homebuilding pretax loss of $14.0 million compared to a pretax loss of $111.1 million in 2009.  This improvement was primarily the result of a $68.7 million decrease in impairment charges and deposit write-offs, a $40.9 million decrease in our SG&A expenses (which included approximately $19.1 million in restructuring charges related to severance and facilities reductions in 2009 compared to $0 in 2010) and a $7.3 million decrease in non-capitalized interest expense during 2010.  These decreases were partially offset by a $23.1 million increase in loss on early extinguishment of debt.  Our homebuilding operations for the year ended December 31, 2010 included $2.4 million of asset impairment charges and deposit write-offs, which are detailed in the table above.  Inventory impairment charges are included in cost of sales, joint venture charges are included in loss from unconsolidated joint ventures and deposit write-offs are included in other income (expense).

For 2009, we generated a homebuilding pretax loss of $111.1 million compared to a pretax loss of $1,237.8 million in 2008.  This improvement was primarily the result of a $1,082.4 million decrease in impairment charges, a $114.0 million decrease in our SG&A expenses and an $8.8 million decrease in loss on early extinguishment of debt.  These decreases were partially offset by a $37.1 million increase in non-capitalized interest expense during 2009.  Our homebuilding operations for the year ended December 31, 2009 included $71.1 million of impairment charges and deposit write-offs.  Goodwill impairment charges are included in other income (expense).

Homebuilding revenues for 2010 decreased 22% from 2009 as a result of a 24% decrease in new home deliveries and a $102.0 million year-over-year decrease in land sale revenues.  These decreases were partially offset by a 12% increase in our consolidated average home price to $343,000.  Homebuilding revenues for 2009 decreased 24% from 2008 as a result of a 25% decrease in new home deliveries and a 7% decrease in our consolidated average home price to $306,000.  The decreases were partially offset by a $91.9 million year-over-year increase in land sale revenues, which included $80.8 million from the sale of two podium projects in Southern California.

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
New homes delivered:
California	1,102	(18%)	1,344	(19%)	1,668
Arizona	196	(35%)	303	(44%)	540
Texas (1)	368	(12%)	419	(38%)	677
Colorado	115	(22%)	147	(36%)	229
Nevada	22	47%	15	(76%)	62
Total Southwest	701	(21%)	884	(41%)	1,508
Florida	446	(44%)	797	(10%)	883
Carolinas	397	(10%)	440	(20%)	548
Total Southeast	843	(32%)	1,237	(14%)	1,431
Consolidated total	2,646	(24%)	3,465	(25%)	4,607
Unconsolidated joint ventures (2)	54	(52%)	112	(59%)	270
Discontinued operations (including joint ventures) (2)	―	(100%)	4	(97%)	148
Total (including joint ventures) (2)	2,700	(25%)	3,581	(29%)	5,025

(1)	Texas excludes our San Antonio division, which was classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures) decreased 24% in 2010 as compared to the prior year.  The decline in our 2010 deliveries was driven largely by a 26% decrease in net new orders during 2010.  New home deliveries for 2009 were down 25% from 2008.  The decline in our 2009 deliveries reflected a 50% decrease in homes in our 2009 beginning backlog and a 27% decrease in the number of average active selling communities in 2009.  This decrease was partially offset by the increased number of speculative homes that we sold and delivered during fiscal 2009.

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
Average selling prices of homes delivered:
California	$495,000	14%	$434,000	(9%)	$475,000
Arizona	202,000	(4%)	211,000	(7%)	228,000
Texas (1)	294,000	4%	282,000	1%	280,000
Colorado	295,000	(3%)	305,000	(12%)	348,000
Nevada	201,000	(11%)	225,000	(21%)	285,000
Total Southwest	266,000	2%	260,000	(4%)	272,000
Florida	193,000	2%	190,000	(9%)	209,000
Carolinas	230,000	6%	218,000	(11%)	246,000
Total Southeast	210,000	5%	200,000	(10%)	223,000
Consolidated total	343,000	12%	306,000	(7%)	330,000
Unconsolidated joint ventures (2)	465,000	(10%)	517,000	(2%)	525,000
Discontinued operations (including joint ventures) (2)	―	―	201,000	15%	175,000
Total (including joint ventures) (2)	$346,000	11%	$313,000	(7%)	$336,000

(1)	Texas excludes our San Antonio division, which was classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During 2010, our consolidated average home price (excluding joint ventures and discontinued operations) increased 12% to $343,000 as compared to $306,000 for 2009.  The increase in our consolidated average home price during 2010 was largely due to the delivery of a higher percentage of homes in California at higher prices and a reduction in deliveries in Florida and Arizona.  The 14% higher average home price in California reflected the delivery of more higher priced homes in Southern California, including a decrease in the number of deliveries from our lower priced podium projects that were virtually all delivered as of the end of 2009.

During 2009, our consolidated average home price (excluding joint ventures and discontinued operations) declined 7% primarily due to general price declines and higher incentives required to sell homes as compared to 2008 and was partially offset by a slight mix shift to more California deliveries.  In addition, the 9% drop in our average home price in California in 2009 was also impacted by an increase in the number of deliveries from our lower priced podium projects in Southern California compared to 2008, which represented 13% and 2% of our deliveries in 2009 and 2008, respectively.

Gross Margin

Our 2010 homebuilding gross margin percentage (including land sales) was up year-over-year to 22.1% from 12.2% in 2009.  The 2010 gross margin reflected $1.8 million of inventory impairment charges related to three projects located in Texas, the Carolinas and Florida.  The operating margin (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for our projects impaired during the year ended December 31, 2010 was 6% and discount rates were generally in the 20% to 30% range.  Excluding housing inventory impairment charges and land sales, our 2010 gross margin percentage from home sales would have been 22.4% versus 18.8% in 2009 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).  The 360 basis point increase in the adjusted gross margin percentage was primarily the result of lower direct construction costs and higher margins in substantially all of our markets.

Our 2009 homebuilding gross margin percentage (including land sales) was up year-over-year to 12.2% from a negative 45.4% in 2008.  The 2009 gross margin reflected $60.5 million of inventory impairment charges related to 27 projects, of which $46.1 million represented housing inventory impairment charges, $8.9 million related to the sale of two finished podium projects in Southern California and $5.5 million related to land or lots that have been or are intended to be sold.  These impairments related primarily to projects located in California and Florida, and to a lesser degree, in Arizona, Colorado, Nevada, the Carolinas and Texas (please see Note 4.a. of the accompanying consolidated financial statements for further discussion).  The operating margins used to calculate land residual values and related fair values for the majority of our projects during the year ended December 31, 2009 were generally in the 8% to 12% range and discount rates were generally in the 15% to 25% range.  Excluding the housing inventory impairment charges and land sales, our 2009 gross margin percentage from home sales would have been 18.8% versus 15.9% in 2008 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).  The 290 basis point increase in the adjusted gross margin percentage was driven primarily by higher gross margins in California, Arizona and Colorado and lower direct construction costs company-wide as a result of value engineering and the rebidding of contracts.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the years ended December 31, 2010, 2009 and 2008 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges and land sales:

	Year Ended December 31,
	2010	Gross Margin %	2009	Gross Margin %	2008	Gross Margin %
	(Dollars in thousands)

Homebuilding gross margin	$201,844	22.1%	$141,822	12.2%	$(696,928)	(45.4%)
Less: Land sale revenues	(3,856)		(105,895)		(13,976)
Add: Cost of land sales	3,568		117,517		124,786
Gross margin from home sales	201,556	22.2%	153,444	14.5%	(586,118)	(38.5%)
Add: Housing inventory impairment charges	1,818		46,063		827,611
Gross margin from home sales, as adjusted	$203,374	22.4%	$199,507	18.8%	$241,493	15.9%

We believe that the measure described above, which excludes housing inventory impairment charges, is useful to management and investors as it provides perspective on the underlying operating performance of the business by excluding these charges and provides comparability with the Company’s peer group.  However, it should be noted that such measure is not a GAAP financial measure and other companies in the homebuilding industry may calculate this measure differently.  Due to the significance of the GAAP components excluded, this measure should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Restructuring Activities

Our operations have been impacted by weak housing demand in substantially all of our markets.  As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  We did not incur any restructuring charges during 2010.  During 2009 and 2008 we incurred homebuilding restructuring charges of $22.1 million and $24.2 million, respectively.  We believe that our restructuring activities were substantially complete as of December 31, 2009.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.  We estimate that employee severance and lease terminations actions taken during 2009 and 2008 will result in gross annual savings of approximately $75 million, primarily related to SG&A expenses.  For further information about our restructuring activities, including costs paid and costs remaining to be paid, please see Note 2.j. in the accompanying consolidated financial statements beginning on page 48.

SG&A Expenses

Our 2010 SG&A expenses (including corporate G&A) were $150.5 million compared to $191.5 million for the prior year.  Our SG&A expenses for 2010 did not include any restructuring charges, whereas 2009 included $19.1 million of restructuring charges.   The lower SG&A expenses were due primarily to lower commissions, advertising, insurance, personnel and facilities costs, which were partially offset by higher incentive compensation expense related to higher Adjusted Homebuilding EBITDA for 2010 as compared to 2009.  Our 2010 SG&A rate from home sales was 16.6% versus 16.3% (excluding restructuring charges) for 2009 (please see the table set forth below reconciling this non-GAAP measure to our SG&A expenses).  The 30 basis point increase in our adjusted SG&A rate was primarily due to a 14% decrease in home sale revenues.

Our 2009 SG&A expenses (including corporate G&A) were $191.5 million compared to $305.5 million for 2008.  Our SG&A expenses for 2009 and 2008 included $19.1 million and $19.2 million, respectively, of restructuring charges.  Excluding restructuring charges, our 2009 SG&A rate was 16.3% versus 18.8% for 2008, despite a 30% decrease in home sale revenues (please see the table set forth below reconciling this non-GAAP measure to our SG&A expenses).  The 250 basis point decrease in our adjusted SG&A rate was primarily due to our focus on reducing our SG&A expenses and was driven primarily by reductions in personnel costs and advertising and marketing expenses, offset in part by an increase in incentive and stock based compensation.

The table set forth below reconciles our SG&A expense and SG&A rate as a percentage of home sale revenues for the years ended December 31, 2010, 2009 and 2008 to our SG&A expense and SG&A rate, excluding restructuring charges:

	Year Ended December 31,
	2010	SG&A % (from home saes)	2009	SG&A % (from home sales)	2008	SG&A % (from home sales)
	(Dollars in thousands)

Selling, general and administrative expenses	$150,542	16.6%	$191,488	18.1%	$305,480	20.1%
Less: Restructuring charges	―	―	(19,125)	(1.8%)	(19,179)	(1.3%)
Selling, general and administrative expenses,
excluding restructuring charges	$150,542	16.6%	$172,363	16.3%	$286,301	18.8%

We believe that the measure described above, which excludes restructuring charges, is useful to management and investors as it provides perspective on the underlying operating performance of the business excluding restructuring charges and provides comparability with the Company’s peer group.  However, it should be noted that this measure is not a GAAP financial measures and other companies in the homebuilding industry may calculate this measure differently.  Due to the significance of the GAAP components excluded, this measure should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Unconsolidated Joint Ventures

We recognized $1.2 million of income from unconsolidated joint ventures during 2010 compared to a loss of $4.7 million and $151.7 million in 2009 and 2008, respectively.  Income from unconsolidated joint ventures for 2010 included $1.9 million of income from the delivery of 49 homes from a Northern California homebuilding joint venture, partially offset by a $0.5 million charge related to our share of a joint venture inventory impairment for a Florida homebuilding joint venture.  The 2009 loss included $11.4 million in losses related to our North Las Vegas joint venture, which was offset in part by approximately $3.7 million of income from a Southern California land development joint venture and $2.9 million in income from the delivery of 112 homes from six joint ventures.  The 2008 loss reflected a $149.3 million pretax charge related to our share of joint venture impairments related to 20 projects located primarily in California and our North Las Vegas joint venture.

Interest Expense

We expensed $40.2 million, $47.5 million and $10.4 million of interest costs during 2010, 2009 and 2008, respectively, related to the portion of our debt in excess of our qualified assets in accordance with ASC Topic 835, Interest.  The decline in our 2010 interest expense compared to 2009 was primarily the result of increased land purchases made during 2010 that resulted in a higher level of qualified assets.  The increase in interest expense from 2008 to 2009 was primarily the result of our debt exceeding our qualified assets beginning in the second half of 2008.  To the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Gain (Loss) on Early Extinguishment of Debt

During 2010, we recognized a $30.0 million loss on early extinguishment of debt.  The loss consisted of a $29.0 million loss associated with the early extinguishment of substantially all of our remaining senior and senior subordinated public notes due 2010, 2011, 2012, 2013, 2014 and 2015.  Approximately $26.4 million of these losses were cash charges related to tender premiums and other related costs and $2.6 million related primarily to the write-off of deferred debt issuance costs.  In addition, we recognized a $1.0 million noncash loss in connection with the early extinguishment of $6.0 million of our convertible senior subordinated notes due 2012.  The loss on this transaction primarily represented the derecognition of a portion of the debt that was classified as stockholders’ equity in accordance with ASC Topic 470, Debt.

During 2009 we recognized a loss on early extinguishment of debt of $6.9 million.  We recorded a $7.3 million loss related to the amendment of our revolving credit facility and the amendment and termination of our Term Loan A facility, which included the write-off of unamortized deferred debt issuance costs and the unwind of the ineffective portion of the Term Loan A interest rate swap.  In addition, we recorded a $3.5 million loss (including the write-off of unamortized debt issuance costs) related to the repurchase through a tender offer of approximately $258.8 million in principal amount of senior notes due 2010, 2011 and 2013, and a $1.5 million loss (including the write-off of unamortized debt issuance costs) related to the exchange of $32.8 million of our 2012 convertible senior subordinated notes for 7.6 million shares of our common stock.  These losses were partially offset by a $5.4 million gain related to the early redemption of $24.5 million of our 2010 senior notes and $4.4 million of our 2011 senior notes.

Other Income (Expense)

Other income (expense) for 2010 included $2.1 million of interest income and a $1.5 million recovery of a land deposit that had been previously written off.  Other income (expense) for 2009 included $2.5 million of deposit write-offs and $2.0 million of fixed asset write-offs related to restructuring activities, which was partially offset by $2.3 million of interest income.

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
Net new orders (1):
California	974	(28%)	1,358	(9%)	1,495
Arizona	185	(32%)	274	(35%)	422
Texas (2)	358	(10%)	398	(21%)	506
Colorado	91	(26%)	123	(33%)	184
Nevada	30	173%	11	(70%)	37
Total Southwest	664	(18%)	806	(30%)	1,149
Florida	435	(40%)	728	(10%)	810
Carolinas	388	(14%)	451	(8%)	492
Total Southeast	823	(30%)	1,179	(9%)	1,302
Consolidated total	2,461	(26%)	3,343	(15%)	3,946
Unconsolidated joint ventures (3)	50	(71%)	174	(12%)	197
Discontinued operations	―	(100%)	3	(97%)	105
Total (including joint ventures) (3)	2,511	(29%)	3,520	(17%)	4,248

(1)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(2)	Texas excludes our San Antonio division, which was classified as discontinued operations.
(3)
Numbers presented regarding unconsolidated joint ventures reflect total net new orders of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
Average number of selling communities during the year:
California	46	(8%)	50	(21%)	63
Arizona	9	13%	8	(47%)	15
Texas (1)	17	(11%)	19	(34%)	29
Colorado	5	(17%)	6	(25%)	8
Nevada	1	(50%)	2	(33%)	3
Total Southwest	32	(9%)	35	(36%)	55
Florida	26	(16%)	31	(31%)	45
Carolinas	26	8%	24	(17%)	29
Total Southeast	52	(5%)	55	(26%)	74
Consolidated total	130	(7%)	140	(27%)	192
Unconsolidated joint ventures (2)	3	(57%)	7	(42%)	12
Discontinued operations	―	―	―	(100%)	2
Total (including joint ventures) (2)	133	(10%)	147	(29%)	206

(1)	Texas excludes our San Antonio division, which was classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total average selling communities of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders (excluding joint ventures and discontinued operations) for 2010 decreased 26% to 2,461 new homes on a 7% decrease in the number of average active selling communities from 140 in 2009 to 130 in 2010.  Our monthly sales absorption rate was 1.6 per community for 2010, down from 2.0 per community for 2009.  During the 2010 fourth quarter our monthly sales absorption rate was 1.1 per community, down from 1.5 per community for the 2009 fourth quarter, and down from 1.4 per community for the 2010 third quarter.  The decrease in our sales absorption rate for 2010 as compared to 2009 was due to sales decreases in substantially all of our markets on a per community basis.  The slower absorption rates reflected weaker demand in all of our markets, driven by a housing supply/demand imbalance, low consumer confidence, high unemployment and the elimination of the federal homebuyer tax credit in the 2010 second quarter.  These conditions have been magnified by the tightening of available mortgage credit for homebuyers.  Our consolidated cancellation rate for 2010 was flat compared to 2009 at 18%, and was 23% for the 2010 fourth quarter compared to 21% for the 2009 fourth quarter.

Net new orders (excluding joint ventures and discontinued operations) for 2009 decreased 15% to 3,343 new homes on a 27% decrease in the number of average active selling communities from 192 in 2008 to 140 in 2009.  Our monthly sales absorption rate was 2.0 per community for 2009, up from 1.7 per community for 2008.  The increase in our sales absorption rate in 2009 was favorably impacted by Federal and California homebuyer tax credits that were enacted during the 2009 first quarter.  Our consolidated cancellation rate for 2009 was 18% compared to 26% in 2008.

	Year Ended December 31,
	2010		2009		2008

Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	119	$60,440	247	$117,536	154	$69,522
Arizona	36	7,988	47	9,686	76	17,083
Texas (1)	99	30,456	109	33,708	130	38,782
Colorado	30	9,313	54	15,587	78	24,017
Nevada	8	1,628	―	―	4	893
Total Southwest	173	49,385	210	58,981	288	80,775
Florida	67	14,225	78	15,033	147	30,408
Carolinas	55	13,373	64	16,337	53	12,735
Total Southeast	122	27,598	142	31,370	200	43,143
Consolidated total	414	137,423	599	207,887	642	193,440
Unconsolidated joint ventures (2)	5	2,109	9	4,601	26	11,929
Discontinued operations	―	―	―	―	1	208
Total (including joint ventures) (2)	419	$139,532	608	$212,488	669	$205,577

(1)	Texas excludes our San Antonio division, which was classified as discontinued operations.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) as of December 31, 2010 decreased 34% from 2009 to $137.4 million, or 414 homes.  The decrease in backlog value from 2009 reflects the slowdown in order activity experienced during 2010 and a 4% decrease in our consolidated average home price in backlog to $332,000.  The lower average price in our backlog was due primarily to a mix shift to fewer California homes in our backlog as of December 31, 2010 compared to the prior year.

	At December 31,
	2010	% Change	2009	% Change	2008
Building sites owned or controlled:
California	9,505	24%	7,685	(9%)	8,491
Arizona	1,940	6%	1,831	(20%)	2,303
Texas	2,419	41%	1,715	(9%)	1,886
Colorado	370	45%	255	(32%)	374
Nevada	1,196	(2%)	1,218	(39%)	1,994
Total Southwest	5,925	18%	5,019	(23%)	6,557
Florida	5,632	20%	4,678	(33%)	6,986
Carolinas	2,487	37%	1,809	(11%)	2,042
Illinois	―	―	―	(100%)	60
Total Southeast	8,119	25%	6,487	(29%)	9,088
Total (including joint ventures)	23,549	23%	19,191	(20%)	24,136

Building sites owned	17,650	12%	15,827	(18%)	19,311
Building sites optioned or subject to contract	4,451	89%	2,361	(6%)	2,519
Joint venture lots (1)	1,448	44%	1,003	(57%)	2,306
Total (including joint ventures) (1)	23,549	23%	19,191	(20%)	24,136

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total building sites owned and controlled as of December 31, 2010 increased 23% from 2009, reflecting our efforts to acquire more land during the housing downturn in preparation of an anticipated housing recovery.
	At December 31,
	2010	% Change	2009	% Change	2008
Homes under construction (including specs):
Consolidated (excluding podium units)	568	(39%)	934	(14%)	1,081
Podium units	―	―	―	(100%)	245
Total consolidated	568	(39%)	934	(30%)	1,326
Joint ventures	5	(80%)	25	(86%)	183
Total	573	(40%)	959	(36%)	1,509

Spec homes under construction:
Consolidated (excluding podium units)	354	(33%)	530	(15%)	620
Podium units	―	―	―	(100%)	245
Total consolidated	354	(33%)	530	(39%)	865
Joint ventures	3	(85%)	20	(87%)	154
Total	357	(35%)	550	(46%)	1,019

Completed and unsold homes:
Consolidated (excluding podium units)	508	118%	233	(61%)	590
Podium units	4	(92%)	49	―	―
Total consolidated	512	82%	282	(52%)	590
Joint ventures	9	50%	6	(77%)	26
Total	521	81%	288	(53%)	616

The number of completed and unsold homes (excluding joint ventures) as of December 31, 2010 increased 82% to 512 homes compared to December 31, 2009 as a result of the slowdown in net new orders experienced during the second half of 2010.  In response to  the slowdown in demand and increase in the number of completed and unsold homes, we slowed down our home starts in the second half of 2010, which resulted in a 39% decline in the number of homes under construction (exclusive of joint ventures) as compared to December 31, 2009.  We intend to continue to closely monitor future new home starts based on sales volume and the number of completed and unsold homes that we accumulate.

Financial Services

For 2010, our financial services subsidiary generated pretax income of approximately $1.6 million compared to pretax income of $1.3 million in 2009.  The increase in 2010 was driven by an increase in margins on loans closed and sold during 2010 and a decrease in personnel expenses due to a reduction in headcount due to lower production levels. Additionally, loan loss reserve expense related to indemnification and repurchase reserves decreased from approximately $2.8 million for 2009 to $2.3 million for 2010, and loan loss reserve expense related to loans held for investment decreased from approximately

$1.8 million for 2009 to $1.4 million for 2010.  These changes were partially offset by a 19% year-over-year decrease in the dollar volume of loans closed and sold.  The decrease in volume of loans closed and sold was largely the result of a 24% decrease in our new home deliveries as compared to 2009.

For 2009, our financial services subsidiary generated pretax income of approximately $1.3 million compared to a pretax loss of $72,000 in 2008.  The increase in income in 2009 was driven primarily by an increase in margins on loans closed and sold during 2009 and a decrease in personnel expenses.  These changes were partially offset by a 14% year-over-year decrease in the volume of loans closed and sold and a $1.5 million increase in loan loss reserve expense to $4.6 million for 2009, primarily related to indemnification and repurchase reserves.  The decrease in volume of loans closed and sold was primarily the result of a 25% year-over-year decrease in new home deliveries.

The following table details information regarding loan originations and related credit statistics for our mortgage banking operations (exclusive of our mortgage financing joint ventures):

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Total Originations:
Loans	2,007	2,461	2,229
Principal	$532,743	$641,073	$613,762
Capture rate	80%	80%	78%

Loans Sold to Third Parties:
Loans	2,038	2,522	2,559
Principal	$542,702	$660,342	$709,119

Mortgage Loan Origination Product Mix:
Conforming loans	44%	37%	51%
Government loans (FHA, VA and USDA)	56%	63%	49%
Jumbo loans	―	―	―
Other loans	―	―	―
	100%	100%	100%

Loan Type:
Fixed	96%	98%	98%
ARM	4%	2%	2%

Credit Quality:
FICO score ≥ 700	96%	96%	94%
FICO score between 620 - 699	4%	4%	6%
FICO score < 620 (sub-prime loans)	―	―	―
Avg. FICO score	741	732	726

Other Data:
Avg. combined LTV ratio	87%	88%	87%
Full documentation loans	100%	100%	99%
Non-Full documentation loans	―	―	1%

Income Taxes

During the years ended December 31, 2010, 2009 and 2008, we generated deferred tax assets of $4.7 million, $42.7 million and $473.6 million, respectively, related to pretax losses which were fully reserved against through a noncash valuation allowance.  In addition, during the years ended December 31, 2010 and 2009, we recorded a noncash reduction of our deferred tax asset of $22.9 million and $68.1 million, respectively, related to built-in losses realized during these years that were in excess of the Internal Revenue Code Section 382 (“Section 382”) annual limitation and a corresponding noncash reduction of the same amount of our deferred tax asset valuation allowance.   Also, during 2009, we recorded a $96.6 million income tax benefit related primarily to a $94.1 million benefit realized in connection with tax legislation that increased the carryback of federal net operating losses from two years to five years.

As of December 31, 2010, we had a $516.4 million deferred tax asset (excluding the $9.3 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  Approximately $142 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges which may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of these underlying assets.  For the year ended December 31, 2010, the Company recovered approximately 45% of its built-in losses upon ultimate disposition of the underlying assets. Approximately $136 million of our deferred tax asset relates to net operating loss carryforwards (or approximately $328 million and $367 million, respectively, of federal and state net operating loss carryforwards on a gross basis) that were subject to a $15.6 million gross annual deduction limitation for both federal and state purposes and are expected to be realized over approximately 18 years.  In addition, approximately $102 million (or approximately $215 million and $413 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset represents net operating losses that were not limited.  To the extent that we generate eligible taxable income in the future that allows us to utilize the deferred tax assets, we will, subject to applicable limitations, be able to reduce our effective tax rate, See Note 14 to our accompanying consolidated financial statements for further discussion.

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

Cash requirements over the last several years have been met by:

• internally generated funds
• bank revolving credit facility
• land option contracts
• land seller notes
• sales of our equity through public and private offerings (including warrant and employee stock option exercises)
• public and private note offerings (including convertible notes) • bank term loans • joint venture financings • assessment district bond financings • mortgage credit facilities • tax refunds

For the year ended December 31, 2010, we used $81.0 million of cash flows from operating activities versus generating $419.8 million of cash flows from operating activities in the year earlier period.  The decline in cash flows from operating activities for the year ended December 31, 2010 as compared to the prior year period was driven primarily by a $190.2 million increase in cash land purchases during 2010, and a $254.0 million decrease in homebuilding revenues. The decrease in homebuilding revenues was primarily attributable to a 24% decline in new home deliveries and a $102.0 million decrease in land sale revenues.  Cash flows from investing activities for the year ended December 31, 2010 consisted primarily of an approximate $32 million initial investment in a new joint venture made during the 2010 third quarter.  Cash flows generated from financing activities for the year ended December 31, 2010 totaled $250.2 million, including $186.4 million in net proceeds from exercise of a warrant for common stock and $84.6 million of net proceeds from the issuance of new debt, after the repayment of $876.0 million of indebtedness and $17.2 million of issuance costs.  As of December 31, 2010, our homebuilding cash balance was $748.8 million (including $28.2 million in restricted cash).

Revolving Credit Facility. On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with our bank group.  This facility contains financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  As of the date hereof, we satisfied the conditions necessary to borrow under the facility and had no amounts outstanding.

Letter of Credit Facilities.  As of December 31, 2010 we were party to three letter of credit facilities, which require cash collateralization.   These facilities had commitments that aggregated $51 million, had a total of $27.8 million outstanding, and were secured by cash collateral deposits of $28.2 million as of December 31, 2010.

2010 Refinancing Transactions.  In May 2010 we issued $300 million of 8⅜% Senior Notes due May 15, 2018 (the “2018 Notes”). The 2018 Notes rank equally with our other senior notes.  The net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) were used to repurchase or redeem, at a premium, the remaining $15.0 million, $48.6 million, and $121.6 million principal balances of our senior notes due 2010, 2011 and 2013 for total payments of $190.0 million. As a result of these transactions, we recognized a $5.2 million loss (including the write-off of $0.4 million of unamortized debt discount) which was included in gain (loss) on early extinguishment of debt in the accompanying consolidated financial statements.  The remaining proceeds were primarily used to repay approximately $103.0 million of intercompany indebtedness (intercompany indebtedness is eliminated in any presentation of consolidated indebtedness).  The intercompany indebtedness consisted primarily of bank debt and secured project debt previously repaid with funds from an unrestricted subsidiary.

 In December 2010 we issued an additional $275 million of the 2018 Notes and $400 million of 8⅜% Senior Notes due January 15, 2021 (the “2021 Notes”).  The 2021 Notes also rank equally with our other senior notes.  The net proceeds from the issuance of these notes (approximately $666.8 million) were used to repurchase, at a premium, $60.5 million of our senior subordinated notes due 2012, $145.0 million of our senior notes due 2014, and $145.2 million of our senior notes due 2015, for total payments of $596.5 million.  As a result of these transactions, we recognized a $23.8 million loss (including the write-off of $2.1 million of unamortized debt discount) which was included in loss on the early extinguishment of debt in the accompanying consolidated financial statements.  The remaining proceeds were primarily used to repay and terminate our $225 million Term Loan B, extinguish a $24.5 million liability associated with our Term Loan B interest rate swap arrangement, and to pay the costs of the transaction. The $24.5 million cost associated with the early unwind of our Term Loan B interest rate swap arrangement will be amortized over a period of approximately 2.3 years. In connection with this refinancing we also concluded a successful consent solicitation, resulting in the modification or elimination of substantially all of the restrictive covenants contained in the supplemental indentures governing the 2012, 2014 and 2015 notes.

Senior and Senior Subordinated Notes.  As of December 31, 2010, $10.0 million in aggregate principal amount of our 9¼% Senior Subordinated Notes due 2012, $5.0 million of our 6¼% Senior Notes due 2014, $29.8 million of our 7% Senior Notes due 2015, $280 million of our 10¾% Senior Notes due 2016, $575 million of our 8⅜% Senior Notes due 2018 and $400 million of our 8⅜% Senior Notes due 2021 remained outstanding.  The notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of December 31, 2010, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

The leverage and interest coverage conditions contained in our 10¾% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:
Covenant Requirements	Actual at December 31, 2010	Covenant Requirements at December 31, 2010

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.77	≤ 2.25
Interest Coverage Ratio:
EBITDA to Consolidated Interest Incurred	0.84	≥ 2.00

Convertible Senior Subordinated Notes.  As of December 31, 2010, we had $39.6 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2012 outstanding (the “Convertible Notes”).  In accordance with ASC Topic 470, Debt (“ASC 470”), a portion of our Convertible Notes has been classified in stockholders’ equity ($7.0 million as of December 31, 2010) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes.  During the year ended December 31, 2010, we repurchased at a discount $6.0 million of our Convertible Notes.

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

Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 31, our land development and homebuilding joint ventures have typically obtained secured acquisition, development and construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.

During the year ended December 31, 2010, approximately $24 million of recourse borrowings of one of our Southern California land development joint ventures was repaid in full with available cash of the joint venture and we sold our interest in our only joint venture with nonrecourse borrowings.  As of December 31, 2010, we held interests in seven active joint ventures which had a total of approximately $3.9 million of borrowings recourse to us (two joint ventures).

Secured Project Debt and Other Notes Payable.  At December 31, 2010, we had approximately $4.7 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities. At December 31, 2010, we had approximately $30.3 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender, all of which mature in July 2011.  The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, although the lender of the $45 million repurchase facility and the $60 million early purchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility.  The lender of the $45 million repurchase facility has the right to terminate the repurchase facility on not less than 90 days notice.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $2.9 million as of December 31, 2010, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At December 31, 2010, we had approximately $186.1 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $59.5 million remaining in cost to complete.

Availability of Additional Liquidity.  The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change.  There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources.  Based on current market conditions our ability to effectively access these liquidity sources may be limited.  In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.  During 2010, three credit rating agencies upgraded our corporate debt rating due to, among other things, the improvements in our operating performance and liquidity and our success in refinancing substantially all of our near-term maturities.

Dividends.  We paid no dividends to our stockholders during the year ended December 31, 2010.

Stock Repurchases.  We did not repurchase capital stock during the year ended December 31, 2010.

Leverage.  Our homebuilding leverage ratio was 68.0% at December 31, 2010 and our adjusted net homebuilding debt to adjusted total book capitalization was 47.9%.  This adjusted ratio reflects the offset of homebuilding cash and excludes $30.3 million of indebtedness of our financial services subsidiary.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments, operating losses and deferred tax valuation allowances recorded by us, as well as by the debt we have had to assume in connection with joint venture unwinds.  The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008, the $32.8 million in debt for equity exchanges completed during 2009, and the $187.5 million equity issuance in December 2010.  Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2010, including estimated cash payments due by period.  Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$1,344,101	$1,261	$51,743	$36,097	$1,255,000
Long-term debt interest payments	879,063	116,783	230,644	227,047	304,589
Operating leases (2)	9,969	4,924	4,289	756	―
Purchase obligations (3)	410,867	307,601	90,612	12,055	599
Total (4)	$2,644,000	$430,569	$377,288	$275,955	$1,560,188

(1)
Long-term debt represents senior and senior subordinated notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 7 in our accompanying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 13.f. in our accompanying consolidated financial statements.
(3)
Includes approximately $210.9 million (net of deposits) in non-refundable land purchase and option contracts and $197.9 million in commitments under development and construction contracts. For a more detailed description of our land purchase and option contracts, please see “Off-Balance Sheet Arrangements” below and Note 13.a. in our accompanying consolidated financial statements.

(4)
The table above excludes $14.6 million of nonrecognized tax benefits as of December 31, 2010.  Due to the uncertainty as to whether any payments may be made or any benefit may be realized, we are unable to make reasonable estimates of the period of such amounts.  For a more detailed description of our unrecognized tax benefit, please see Note 14 to our accompanying consolidated financial statements.

At December 31, 2010, we had a $45 million mortgage repurchase facility and a $60 million mortgage early purchase facility with one lender, and a $50 million mortgage repurchase facility with another lender, and had $30.3 million outstanding under these facilities.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2010, we had one option contract outstanding with a third party financial entity with approximately $1.0 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2010, we had non-refundable cash deposits and letters of credit outstanding of approximately $14.0 million and capitalized preacquisition and other development and construction costs of approximately $6.4 million relating to land purchase and option contracts having a total remaining purchase price of approximately $210.9 million.  Approximately $0.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

These joint ventures typically obtain secured acquisition, development and construction financing, which is designed to reduce the use of funds from our corporate financing sources.

As of December 31, 2010, we held membership interests in 18 homebuilding and land development joint ventures, of which seven were active and 11 were inactive or winding down.  As of such date, two joint ventures had an aggregate of $3.9 million in recourse project specific financing, with $0.8 million that matured and was repaid in January 2011 and $3.1 million which is scheduled to mature in June 2011.

During the 2010 third quarter, we entered into a joint venture with another public homebuilder to develop approximately 1,300 finished lots in Chino, California.  Our membership interest in this unconsolidated joint venture is approximately 49% and our investment at December 31, 2010 was approximately $34.3 million.  As of December 31, 2010, this joint venture had no debt outstanding.

During the 2010 fourth quarter, we sold our interest in our one remaining joint venture, located in Las Vegas, with nonrecourse project specific financing.

As of December 31, 2010, we had $13.4 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and our partners and had an estimated $1.5 million remaining in cost to complete.

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

From time to time, we write-off deposits related to land options that we decide not to exercise.  The decision not to exercise a land option takes into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including the timing of land takedowns), the availability and best use of our capital, and other factors.  The write-off is charged to homebuilding other income (expense) in our consolidated statement of operations in the period that we determine it is probable that the optioned property will not be acquired.  If we recover deposits which were previously written off, the recoveries are recorded to homebuilding other income (expense) in the period received.

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

Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting.  Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties.  All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes are ultimately sold by us to third parties.  Our share of joint venture losses from land sales to us are recorded in the period we acquire the property from the joint venture.  Our ownership interests in our unconsolidated joint ventures vary but are generally less than or equal to 50%.

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

We generated significant deferred tax assets during 2008 through 2010, largely due to inventory, joint venture and goodwill impairments and have been in a cumulative loss position as described in ASC 740 since December 31, 2008.  During the years ended December 31, 2010, 2009 and 2008, we recorded noncash valuation allowances of $4.7 million, $42.7 million and $473.6 million, respectively, against our net deferred tax assets.  In addition, in 2009 we recorded a $94.1 million reversal of our deferred tax asset valuation allowance due to the tax legislation that extended the carryback of net operating losses from two years to five years.  Our total valuation allowance was $516.4 million and $534.6 million at December 31, 2010 and 2009, respectively.  To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any future operating losses generated by us in the near term would increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in ASC 740.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (“ASU 2009-15”), which provides amendments to ASC Subtopic No. 470-20, Debt with Conversion and Other Options.  ASU 2009-15 applies to share lending arrangements executed in connection with a convertible debt offering or other financing.  Under ASU 2009-15, the share lending arrangement should be measured at fair value, recognized as a debt issuance cost with an offset to stockholders’ equity, and then amortized as interest expense over the life of the financing arrangement.  Our adoption of these new provisions of ASU 2009-15 on January 1, 2010 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, Fair Value Measurements and Disclosures — Overall.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. Our adoption of these disclosure provisions of ASU 2010-06 on January 1, 2010 did not have an impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	that the supply of homes available at reduced prices may continue to increase;
•	our plans to make substantial investments in land;
•	that we are at or near the bottom of the homebuilding cycle;
•	trends relating to the amount of make-whole payments and loan repurchases that we may have to make;
•	the sufficiency of our policies and procedures for estimating cost of sales;
•	the impact of future market rate risks on our mortgage loan assets;
•
the amount of savings that will result from recent restructuring activities and that we may incur restructuring costs in the future; our efforts to rebuild our land portfolio and achieve a proper balance between investment and liquidity;

•	the potential need for, the amount and magnitude of, joint venture expenditures, including those requiring the use of our funds;
•	the potential for additional impairments and further deposit write-offs;
•	that option contract counterparties will perform under their development funding obligations;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the sufficiency of our capital resources and ability to access additional capital;
•	expected performance by derivative counterparties;
•	litigation outcomes and related costs;
•	our ability to comply with the covenants contained in our debt instruments;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	the extent and magnitude of our exposure to defective Chinese drywall, as well as our plans and intentions relating thereto;
•	changes to our unrealized tax benefits and uncertain tax positions;
•	the expected equity award forfeiture rates and vesting periods of unrecognized compensation expense;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto; and
•	the impact of recent accounting standards.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than interest rate swaps used to manage our exposure to changes in interest rates on our variable rate-based term loans, we did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2010.  We do not enter into or hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

During 2010, we had interest rate swap agreements in place which were designated as cash flow hedges that effectively fixed our 3-month LIBOR rates for our Term Loan B through its scheduled maturity date.  In connection with our debt refinancing transaction that closed in December 2010 (please see Notes 2.v. and 7.b. of the accompanying consolidated financial statements for further discussion) we repaid in full the remaining $225 million balance of our Term Loan B and also terminated the related interest rate swap agreements with a payment of $24.5 million.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil.  As of December 31, 2010, Standard Pacific Mortgage had approximately $31.4 million in closed mortgage loans held for sale and $25.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale, mortgage loans held for investment and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of mortgage loans held for investment is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition. The fair value of our variable rate debt, which consists of our mortgage credit facilities, is based on quoted market prices for the same or similar instruments as of December 31, 2010.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and senior subordinated notes payable. The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  The fair value of our senior notes payable and senior subordinated notes payable are based on their quoted market prices as of December 31, 2010.

	Expected Maturity Date
													Estimated
December 31,	2011	2012		2013		2014		2015			Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$31,889	$	―	$	―	$	―	$	―	$	―	$31,889	$31,889
Average interest rate	4.3%											4.3%
Mortgage loans held for investment, net	$151		$163		$175		$187		$201		$9,027	$9,904	$9,904
Average interest rate	7.0%		7.0%		7.1%		7.1%		7.1%		7.5%	7.5%

Liabilities:
Fixed rate debt	$1,261		$50,871		$872		$6,308		$29,789		$1,255,000	$1,344,101	$1,339,718
Average interest rate	3.7%		6.6%		5.1%		6.0%		7.0%		8.9%

Variable rate debt	$30,344	$	―	$	―	$	―	$	―	$	―	$30,344	$30,344
Average interest rate	4.0%											4.0%

Off-Balance Sheet Financial Instruments:

Commitments to originate mortgage loans:
Notional amount	$25,126	$	―	$	―	$	―	$	―	$	―	$25,126	$25,543
Average interest rate	4.5%											4.5%

(1)	Substantially all of the amounts presented in this line item for 2010 reflect the expected date of disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

Based on the current interest rate management policies we have in place with respect to most of our mortgage loans held for sale, mortgage loans held for investment, commitments to originate rate-locked mortgage loans and outstanding debt, we do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
March 7, 2011

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$908,562	$1,060,502	$1,521,640
Land sale revenues	3,856	105,895	13,976
Total revenues	912,418	1,166,397	1,535,616
Cost of home sales	(707,006)	(907,058)	(2,107,758)
Cost of land sales	(3,568)	(117,517)	(124,786)
Total cost of sales	(710,574)	(1,024,575)	(2,232,544)
Gross margin	201,844	141,822	(696,928)
Selling, general and administrative expenses	(150,542)	(191,488)	(305,480)
Income (loss) from unconsolidated joint ventures	1,166	(4,717)	(151,729)
Interest expense	(40,174)	(47,458)	(10,380)
Gain (loss) on early extinguishment of debt	(30,028)	(6,931)	(15,695)
Other income (expense)	3,733	(2,296)	(57,628)
Homebuilding pretax loss	(14,001)	(111,068)	(1,237,840)
Financial Services:
Revenues	12,456	13,145	13,587
Expenses	(10,878)	(11,817)	(13,659)
Income from unconsolidated joint ventures	―	119	854
Other income	142	139	234
Financial services pretax income	1,720	1,586	1,016

Loss from continuing operations before income taxes	(12,281)	(109,482)	(1,236,824)
Benefit for income taxes	557	96,265	5,495
Loss from continuing operations	(11,724)	(13,217)	(1,231,329)
Loss from discontinued operations, net of income taxes	―	(569)	(2,286)
Net loss	(11,724)	(13,786)	(1,233,615)
Less: Net loss allocated to preferred shareholder	6,849	8,371	489,229
Net loss available to common stockholders	$(4,875)	$(5,415)	$(744,386)

Basic loss per common share:
Continuing operations	$(0.05)	$(0.06)	$(9.12)
Discontinued operations	―	―	(0.02)
Basic loss per common share	$(0.05)	$(0.06)	$(9.14)

Diluted loss per common share:
Continuing operations	$(0.05)	$(0.06)	$(9.12)
Discontinued operations	―	―	(0.02)
Diluted loss per common share	$(0.05)	$(0.06)	$(9.14)

Weighted average common shares outstanding:
Basic	105,202,857	95,623,851	81,439,248
Diluted	105,202,857	95,623,851	81,439,248

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	53,523,829

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$720,516	$587,152
Restricted cash	28,238	15,070
Trade and other receivables	6,167	12,676
Inventories:
Owned	1,181,697	986,322
Not owned	18,999	11,770
Investments in unconsolidated joint ventures	73,861	40,415
Deferred income taxes, net of valuation allowance of $516,366 and $534,596 at
December 31, 2010 and 2009, respectively	9,269	9,431
Other assets	38,175	131,086
	2,076,922	1,793,922
Financial Services:
Cash and equivalents	10,855	8,407
Restricted cash	2,870	3,195
Mortgage loans held for sale, net	30,279	41,048
Mortgage loans held for investment, net	9,904	10,818
Other assets	2,293	3,621
	56,201	67,089
Total Assets	$2,133,123	$1,861,011

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$16,716	$22,702
Accrued liabilities	143,127	199,848
Secured project debt and other notes payable	4,738	59,531
Senior notes payable	1,272,977	993,018
Senior subordinated notes payable	42,539	104,177
	1,480,097	1,379,276
Financial Services:
Accounts payable and other liabilities	820	1,436
Mortgage credit facilities	30,344	40,995
	31,164	42,431
Total Liabilities	1,511,261	1,421,707

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares issued
and outstanding at December 31, 2010 and 2009, respectively	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 196,641,551 and 105,293,180 shares issued
and outstanding at December 31, 2010 and 2009, respectively	1,966	1,053
Additional paid-in capital	1,227,292	1,030,664
Accumulated deficit	(592,352)	(580,628)
Accumulated other comprehensive loss, net of tax	(15,049)	(15,296)
Total Stockholders' Equity	621,862	435,798
Noncontrolling interest	―	3,506
Total Equity	621,862	439,304
Total Liabilities and Equity	$2,133,123	$1,861,011

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2008, 2009 and 2010	Number of Preferred Shares	Preferred Stock		Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest		Total Equity
	(Dollars in thousands, except per share amounts)

Balance, December 31, 2007	―	$	―	72,689,595	$727	$379,462	$666,773	$(12,683)	$1,034,279		$38,201	$1,072,480
Net loss	―		―	―	―	―	(1,233,615)	―	(1,233,615)		―	(1,233,615)
Change in fair value of interest rate
swaps, net of tax	―		―	―	―	―	―	(10,037)	(10,037)		―	(10,037)
Comprehensive loss									(1,243,652)		―	(1,243,652)
Issuance of Preferred Stock,
net of issuance costs	450,829		5	―	―	410,844	―	―	410,849		―	410,849
Issuance of Warrant, net of issuance costs	―		―	―	―	131,759	―	―	131,759		―	131,759
Convertible Note exchanged for
Warrant	―		―	―	―	(7,633)	―	―	(7,633)		―	(7,633)
Issuance of common shares in connection
with rights offering, net of issuance costs	―		―	27,187,137	272	78,160	―	―	78,432		―	78,432
Stock issuances under employee plans,
including income tax benefits	―		―	963,149	9	(6,486)	―	―	(6,477)		―	(6,477)
Repurchase of and retirement of
common stock, net of expenses	―		―	(215,531)	(2)	(724)	―	―	(726)		―	(726)
Amortization of stock-based compensation	―		―	―	―	11,110	―	―	11,110		―	11,110
Change in noncontrolling interest
attributable to lot option contracts	―		―	―	―	―	―	―	―		(30,306)	(30,306)
Balance, December 31, 2008	450,829		5	100,624,350	1,006	996,492	(566,842)	(22,720)	407,941		7,895	415,836
Net loss	―		―	―	―	―	(13,786)	―	(13,786)		―	(13,786)
Change in fair value of interest rate
swaps, net of tax	―		―	―	―	―	―	7,424	7,424		―	7,424
Comprehensive loss									(6,362)		―	(6,362)
Issuance of common stock in connection
with debt for equity exchange	―		―	7,640,463	76	24,455	―	―	24,531		―	24,531
Stock issuances under employee plans,
including income tax benefits	―		―	948,272	10	929	―	―	939		―	939
Common stock returned under
share lending facility	―		―	(3,919,905)	(39)	39	―	―	―		―	―
Amortization of stock-based compensation	―		―	―	―	8,749	―	―	8,749		―	8,749
Change in noncontrolling interest
attributable to lot option contracts	―		―	―	―	―	―	―	―		(4,389)	(4,389)
Balance, December 31, 2009	450,829		5	105,293,180	1,053	1,030,664	(580,628)	(15,296)	435,798		3,506	439,304
Net loss	―		―	―	―	―	(11,724)	―	(11,724)		―	(11,724)
Change in fair value of interest rate
swaps, net of tax	―		―	―	―	―	―	247	247		―	247
Comprehensive loss									(11,477)		―	(11,477)
Stock issuances under employee plans,
including income tax benefits	―		―	1,948,371	19	5,061	―	―	5,080		―	5,080
Exercise of Warrant for common
stock, net of issuance costs	―		―	89,400,000	894	185,259	―	―	186,153		―	186,153
Amortization of stock-based compensation	―		―	―	―	6,584	―	―	6,584		―	6,584
Derecognition of conversion feature
related to repurchase of
Convertible Note	―		―	―	―	(276)	―	―	(276)		―	(276)
Change in noncontrolling interest
attributable to lot option contracts	―		―	―	―	―	―	―	―		(3,506)	(3,506)
Balance, December 31, 2010	450,829		$5	196,641,551	$1,966	$1,227,292	$(592,352)	$(15,049)	$621,862	$	―	$621,862

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(11,724)	$(13,217)	$(1,231,329)
Income (loss) from discontinued operations, net of income taxes	―	(569)	(2,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
(Income) loss from unconsolidated joint ventures	(1,166)	4,598	150,875
Cash distributions of income from unconsolidated joint ventures	―	3,465	1,975
Depreciation and amortization	3,002	3,516	6,634
(Gain) loss on disposal of property and equipment	(37)	2,611	2,792
(Gain) loss on early extinguishment of debt	30,028	6,931	15,695
Amortization of stock-based compensation	11,848	12,864	11,110
Excess tax benefits from share-based payment arrangements	(27)	(297)	―
Deferred income taxes, net of valuation allowance	―	(96,562)	129,873
Inventory impairment charges and deposit write-offs	1,918	62,940	968,743
Goodwill impairment charges	―	―	35,522
Changes in cash and equivalents due to:
Trade and other receivables	6,541	8,440	6,408
Mortgage loans held for sale	12,165	24,718	91,380
Inventories - owned	(148,706)	326,062	34,567
Inventories - not owned	(27,861)	(2,805)	1,049
Other assets	111,496	118,265	142,834
Accounts payable	(6,592)	(18,554)	(57,949)
Accrued liabilities	(61,843)	(22,576)	(44,742)
Net cash provided by (used in) operating activities	(80,958)	419,830	263,151

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(39,513)	(28,600)	(113,493)
Distributions from unconsolidated homebuilding joint ventures	7,640	3,524	104,164
Other investing activities	(1,582)	(2,225)	(2,250)
Net cash provided by (used in) investing activities	(33,455)	(27,301)	(11,579)

Cash Flows From Financing Activities:
Change in restricted cash	(12,843)	(9,748)	(8,517)
Net proceeds from (payments on) revolving credit facility	―	(47,500)	(42,500)
Net proceeds from (principal payments on) secured project debt and other notes payable	(83,562)	(125,984)	(20,318)
Principal payments on senior and senior subordinated notes payable	(792,389)	(466,689)	(167,375)
Proceeds from the issuance of senior notes payable	977,804	257,592	―
Payment of debt issuance costs	(17,215)	(8,764)	―
Net proceeds from (payments on) mortgage credit facilities	(10,651)	(22,660)	(100,517)
Excess tax benefits from share-based payment arrangements	27	297	―
Repurchases of common stock	―	―	(726)
Net proceeds from the issuance of preferred stock	―	―	404,233
Net proceeds from the issuance of common stock	186,443	―	78,432
Proceeds from the exercise of stock options	2,611	641	―
Net cash provided by (used in) by financing activities	250,225	(422,815)	142,712

Net increase (decrease) in cash and equivalents	135,812	(30,286)	394,284
Cash and equivalents at beginning of year	595,559	625,845	231,561
Cash and equivalents at end of year	$731,371	$595,559	$625,845

Cash and equivalents at end of year	$731,371	$595,559	$625,845
Homebuilding restricted cash at end of year	28,238	15,070	4,222
Financial services restricted cash at end of year	2,870	3,195	4,295
Cash and equivalents and restricted cash at end of year	$762,479	$613,824	$634,362

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

We are a geographically diversified builder of single-family attached and detached homes .  We construct homes within a wide range of price and size targeting a broad range of homebuyers, with an emphasis on move-up buyers.  We have operations in major metropolitan markets in California, Florida, Arizona, Texas, the Carolinas, Colorado and Nevada.  We also provide mortgage financing services to our homebuyers through our mortgage banking subsidiary and title examination services to our Texas homebuyers through our title services subsidiary.  Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries.

Our percentage of home deliveries by state (excluding deliveries by unconsolidated joint ventures) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
State	2010	2009	2008
California	42%	39%	35%
Florida	17	23	19
Carolinas	15	12	12
Texas	14	12	14
Arizona	7	9	11
Colorado	4	4	5
Nevada	1	1	1
Discontinued operations	―	―	3
Total	100%	100%	100%

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

g. Revenue Recognition

In accordance with ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales (“ASC 360-20”), homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer, collection of the purchase price is reasonably assured and we have no other continuing involvement.  In instances where the homebuyer’s financing is originated by our mortgage banking subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by ASC 360-20, the profit on such home sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed and the contractual terms of the applicable early payment default provisions have lapsed.  Total profits that were deferred on such home sales for the years ended December 31, 2010, 2009 and 2008 were approximately $100,000, $25,000 and $3.6 million, respectively.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h. Cost of Sales

Homebuilding cost of sales is recognized in the period when the related homebuilding revenues are recognized.  Cost of sales is recorded based upon total estimated costs to be allocated to each home within a community. Certain direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value.  Any changes to the estimated costs are allocated to the remaining undelivered lots and homes within their respective community.  The estimation of these costs requires a substantial degree of judgment by management.

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
	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Warranty accrual, beginning of the year	$22,606	$19,998	$30,790
Warranty costs accrued during the year	4,183	5,931	10,512
Warranty costs paid during the year	(3,896)	(4,232)	(9,215)
Adjustments to warranty accrual during the year	(2,027)	909	(12,089)
Warranty accrual, end of the year	$20,866	$22,606	$19,998

j. Restructuring Costs

Our operations have been impacted by weak housing demand in substantially all of our markets.  As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  We believe that our restructuring activities were substantially complete as of December 31, 2009.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

We did not incur any restructuring charges during 2010.  Below is a summary of restructuring charges (including financial services) incurred during the years ended December 31, 2009 and 2008 and the cumulative amount incurred from January 1, 2008 through December 31, 2009:
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

Our restructuring accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Year Ended December 31, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals		Total
	(Dollars in thousands)

Restructuring accrual, beginning of the year	$1,417	$5,810	$	―	$7,227
Restructuring costs accrued and other adjustments during the year	―	―		―	―
Restructuring costs paid during the year	(1,395)	(3,559)		―	(4,954)
Non-cash settlements	―	―		―	―
Restructuring accrual, end of the year	$22	$2,251	$	―	$2,273

	Year Ended December 31, 2009
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals		Total
	(Dollars in thousands)

Restructuring accrual, beginning of the year	$4,917	$6,045	$	―	$10,962
Restructuring costs accrued and other adjustments during the year	14,844	5,480		2,048	22,372
Restructuring costs paid during the year	(18,344)	(5,715)		―	(24,059)
Non-cash settlements	―	―		(2,048)	(2,048)
Restructuring accrual, end of the year	$1,417	$5,810	$	―	$7,227

k. Earnings (Loss) Per Common Share

We compute earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires the presentation of both basic and diluted earnings (loss) per common share for financial statement purposes. Basic earnings (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), is classified as a convertible participating security in accordance with ASC 260, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net income (loss) allocated to the holders of our Series B Preferred Stock is calculated based on the preferred shareholder’s proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of the potential dilutive common shares outstanding, including convertible debt and convertible preferred stock using the if-converted method, and stock options and warrants using the treasury stock method.  Diluted loss per common share for the years ended December 31, 2010, 2009 and 2008 excluded potential common shares outstanding because the effect of their inclusion would be anti-dilutive as a result of the net loss for these periods.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2010, restricted cash included $31.1 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to one of our financial services subsidiary mortgage credit facilities ($28.2 million of homebuilding cash and $2.9 million of financial services cash).

n. Mortgage Loans Held for Sale

Prior to November 1, 2008, mortgage loans held for sale were reported at the lower of cost or market on an aggregate basis. For loans that were effectively hedged as fair value hedges, the loans were recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  In connection with the adoption of ASC 825 as discussed further in Note 2.g., mortgage loans held for sale are recorded at fair value and loan origination and related costs are no longer deferred and are recognized upon the loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase loans or indemnify investors for losses from borrower defaults if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  We establish liabilities for such anticipated losses based upon, among other things, an analysis of indemnification and repurchase requests received, an estimate of potential indemnification or repurchase claims not yet received, our historical amount of indemnification payments and repurchases, and losses incurred through the disposition of affected loans.  During the years ended December 31, 2010, 2009 and 2008, we recorded loan loss reserves related to loans sold of $2.3 million, $2.8 million and $0.6 million, respectively.  As of December 31, 2010 and 2009, we had repurchase and indemnity reserves related to loans sold of $1.7 million and $1.4 million, respectively.

o. Mortgage Loans Held for Investment

Mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  During the years ended December 31, 2010, 2009 and 2008, we recorded loan loss reserves related to loans held for investment of $1.4 million, $1.8 million and $2.6 million, respectively.  As of December 31, 2010 and 2009, we had allowances for loan losses for loans held for investment of $4.8 million and $4.1 million, respectively.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

q. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the years ended December 31, 2010, 2009 and 2008, we expensed $40.2 million, $47.5 million and $10.4 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Total interest incurred	$110,358	$107,976	$135,693
Less: Interest capitalized to inventories owned	(66,665)	(57,338)	(115,107)
Less: Interest capitalized to investments in unconsolidated joint ventures	(3,519)	(3,180)	(10,206)
Interest expense	$40,174	$47,458	$10,380

Interest previously capitalized to inventories owned, included in home cost of sales	$59,750	$67,522	$83,053
Interest previously capitalized to inventories owned, included in land cost of sales	$815	$19,313	$1,019
Interest previously capitalized to investments in unconsolidated joint
ventures, included in income (loss) from unconsolidated joint ventures	$609	$5,680	$4,438
Interest capitalized in ending inventories owned (1)	$147,935	$141,463	$169,431
Interest capitalized as a percentage of inventories owned	12.5%	14.3%	13.4%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$4,477	$1,939	$5,968
Interest capitalized as a percentage of investments in unconsolidated joint ventures	6.1%	4.8%	11.8%

(1)
During the years ended December 31, 2010, 2009 and 2008, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $0.4 million, $1.5 million and $11.1 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends primarily on: (i) our ability to carry back net operating losses to tax years where we have previously paid income taxes based on applicable federal law; and (ii) our ability to generate future taxable income during the periods in which the related temporary differences become deductible.  The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.  Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Actual outcomes of these future tax consequences could differ materially from the outcomes we currently anticipate.

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

t. Goodwill

We capitalized as goodwill the excess amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”).  ASC 350 requires that goodwill not be amortized but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. For purposes of this test, each of our homebuilding operating divisions has been treated as a reporting unit.  As a result of the deteriorating housing market conditions in most of the markets in which we operate and due to changes in our near-term and long-term forecasts and expected returns, we recorded goodwill impairment charges of $35.5 million for the year ended December 31, 2008.  These charges were included in other expense in the accompanying consolidated statements of operations.  After recording these charges, we did not have any goodwill remaining as of December 31, 2008.

 u. Insurance and Litigation Accruals

We are involved in various litigation and legal claims arising in the ordinary course of business.  Insurance and litigation accruals are established for estimated future claims costs. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of December 31, 2010 and 2009 were $56.2 million and $71.7 million, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets.  Estimation of these accruals includes consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

 In May 2006, we entered into one interest rate swap agreement related to our Term Loan A with a notional amount of $100 million and two interest rate swap agreements related to our Term Loan B with an aggregate notional amount of $250 million that effectively fixed our 3-month LIBOR rates for our term loans through their original maturity dates of May 2011 and May 2013, respectively.  The swap agreements were designated as cash flow hedges and, accordingly, were reflected at their fair market value in accrued liabilities in our consolidated balance sheets.  To the extent the swaps were deemed effective and qualified for hedge accounting treatment, the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).

During the 2009 third quarter, in connection with the full repayment and termination of our Term Loan A, we made a $3.7 million payment to terminate our Term Loan A swap agreement and recorded a $2.2 million loss on early extinguishment of debt, which had been previously included in other comprehensive income (loss).

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements in connection with our debt refinance transaction (please see Note 7.b. for further discussion). The $24.5 million cost associated with the early unwind of the interest rate swap agreements (of which a remaining unamortized balance of $15.0 million is included in accumulated other comprehensive loss, net of tax, and $9.3 million is included in deferred income taxes in the accompanying consolidated balance sheets as of December 31, 2010) will be amortized over a period of approximately 2.3 years, the original maturity date of the terminated instruments.

 As of December 31, 2010, we had no payment obligation remaining related to interest rate swap agreements.  As of December 31, 2009, the estimated fair value of the swaps represented liabilities of $24.7 million, which were included in accrued liabilities in the accompanying consolidated balance sheets.  For the years ended December 31, 2010 and 2009, we recorded after-tax other comprehensive income of $0.2 million and $7.4 million, respectively, related to the swap agreements.

w. Accounting for Guarantees

We account for guarantees in accordance with the provisions of ASC Topic 470, Debt (“ASC 470”).  Under ASC 470, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 470 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures.  As of December 31, 2010, these guarantees included, but were not limited to, loan-to-value maintenance agreements, construction completion guarantees, environmental indemnities and surety bond indemnities (please see Note 13 for further discussion).

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

x. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (“ASU 2009-15”), which provides amendments to ASC Subtopic No. 470-20, Debt with Conversion and Other Options.  ASU 2009-15 applies to share lending arrangements executed in connection with a convertible debt offering or other financing.  Under ASU 2009-15, the share lending arrangement should be measured at fair value, recognized as a debt issuance cost with an offset to stockholders’ equity, and then amortized as interest expense over the life of the financing arrangement.  Our adoption of these new provisions of ASU 2009-15 on January 1, 2010 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, Fair Value Measurements and Disclosures — Overall.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. Our adoption of these disclosure provisions of ASU 2010-06 on January 1, 2010 did not have an impact on our consolidated financial statements.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information relating to the Company’s homebuilding operations was as follows:
		Year Ended December 31,
	2010		2009	2008
		(Dollars in thousands)
Homebuilding revenues:
California		$546,946	$665,414	$796,737
Southwest (1)		187,609	238,249	416,749
Southeast		177,863	262,734	322,130
Total homebuilding revenues		$912,418	$1,166,397	$1,535,616

Homebuilding pretax income (loss):
California		$39,594	$(16,817)	$(724,047)
Southwest (1)		(5,103)	(28,950)	(257,031)
Southeast		(8,902)	(30,880)	(222,586)
Corporate		(39,590)	(34,421)	(34,176)
Total homebuilding pretax income (loss)		$(14,001)	$(111,068)	$(1,237,840)

Homebuilding income (loss) from unconsolidated joint ventures:
California		$1,835	$6,727	$(96,005)
Southwest (1)		(123)	(11,487)	(46,116)
Southeast		(546)	43	(9,608)
Total homebuilding income (loss) from unconsolidated joint ventures		$1,166	$(4,717)	$(151,729)

Restructuring charges:
California	$	―	$2,167	$10,511
Southwest (1)		―	2,172	2,394
Southeast		―	5,052	2,570
Corporate		―	12,750	8,691
Total restructuring charges	$	―	$22,141	$24,166

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations.

Homebuilding pretax income (loss) includes the following pretax inventory, joint venture and goodwill impairment charges and land deposit write-offs recorded in the following segments:

	Year Ended December 31, 2010
	California		Southwest	Southeast	Total
		(Dollars in thousands)

Deposit write-offs	$	―	$ ―	$100	$100
Inventory impairments		―	331	1,487	1,818
Joint venture impairments		―	―	471	471
Total impairments and deposit write-offs	$	―	$331	$2,058	$2,389

	Year Ended December 31, 2009
	California		Southwest	Southeast	Total
		(Dollars in thousands)

Deposit write-offs	$	―	$1,298	$1,192	$2,490
Inventory impairments		43,313	6,987	10,150	60,450
Joint venture impairments		―	8,141	―	8,141
Total impairments and deposit write-offs		$43,313	$16,426	$11,342	$71,081

	Year Ended December 31, 2008
	California		Southwest	Southeast	Total
		(Dollars in thousands)

Deposit write-offs		$14,950	$5,463	$5,236	$25,649
Inventory impairments		578,057	192,929	172,108	943,094
Joint venture impairments		95,192	45,818	8,255	149,265
Goodwill impairments		2,691	8,667	24,164	35,522
Total impairments and deposit write-offs		$690,890	$252,877	$209,763	$1,153,530

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Homebuilding assets:
California	$819,376	$671,887
Southwest	233,120	210,058
Southeast	237,635	181,931
Corporate	786,791	730,046
Total homebuilding assets	$2,076,922	$1,793,922

Homebuilding investments in unconsolidated joint ventures:
California	$69,968	$36,793
Southwest	2,743	2,762
Southeast	1,150	860
Total homebuilding investments in unconsolidated joint ventures	$73,861	$40,415

4. Inventories

a. Inventories Owned

Inventories from continuing operations consisted of the following at:

	December 31, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$492,501	$158,324	$150,856	$801,681
Homes completed and under construction	164,237	51,382	66,161	281,780
Model homes	70,579	13,085	14,572	98,236
Total inventories owned	$727,317	$222,791	$231,589	$1,181,697

	December 31, 2009
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$335,528	$125,823	$103,165	$564,516
Homes completed and under construction	207,719	57,641	50,963	316,323
Model homes	75,089	12,815	17,579	105,483
Total inventories owned	$618,336	$196,279	$171,707	$986,322

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the years ended December 31, 2010, 2009 and 2008, were generally in the 6% to 12% range and discount rates were generally in the 15% to 25% range.  The following table summarizes inventory impairments recorded during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$1,818	$46,063	$827,611
Land held for sale or sold	―	14,387	115,483
Total inventory impairments	$1,818	$60,450	$943,094

Remaining carrying value of inventory impaired at year end	$4,558	$73,844	$847,655
Number of projects impaired during the year	3	27	184
Total number of projects included in inventories-owned and reviewed for impairment during the year (1)	240	262	326

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

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2010	2009
	(Dollars in thousands)

Land purchase and lot option deposits	$18,499	$4,543
Variable interest entities, net of deposits	―	5,414
Other lot option contracts, net of deposits	500	1,813
Total inventories not owned	$18,999	$11,770

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

Upon adoption on January 1, 2010, we derecognized $5.4 million of inventories not owned related to option contracts, $1.9 million of liabilities from inventories not owned, and $3.5 million of noncontrolling interests related to three VIE’s that were consolidated as of December 31, 2009 as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. As of December 31, 2010, we were not required to consolidate any VIEs.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	December 31,
	2010		2009
	(Dollars in thousands)

Income tax receivables	$	―	$103,219
Property and equipment, net		3,868	4,827
Deferred debt issuance costs		25,324	12,389
Prepaid insurance		1,629	2,692
Other assets		7,354	7,959
Total homebuilding other assets		$38,175	$131,086

6. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations of our unconsolidated land development and homebuilding joint ventures accounted for under the equity method:

	Year December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues	$66,667	$69,900	$153,664
Cost of sales and expenses	(56,125)	(344,270)	(293,205)
Income (loss) of unconsolidated joint ventures	$10,542	$(274,370)	$(139,541)
Income (loss) from unconsolidated joint ventures reflected in the accompanying
consolidated statements of operations	$1,166	$(4,717)	$(151,729)

Income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  The difference between the income (loss) of our unconsolidated joint ventures and the income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations for the year ended December 31, 2009 related primarily to the investment in our North Las Vegas joint venture.  During 2009, the income (loss) of our unconsolidated joint ventures reflected in the summary combined statements of operations included an impairment charge of approximately $300 million recorded by our North Las Vegas joint venture.  However, income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations for 2009 included an $8.1 million pretax charge related to our remaining investment in this joint venture.  We did not record the full amount of our proportionate share of losses for the North Las Vegas joint venture as this joint venture had non-recourse debt and we had no further obligation to fund such joint venture or record losses in excess of our total amount invested.  During the 2010 fourth quarter, we sold our interest in the North Las Vegas joint venture.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table set forth below summarizes the impairments we recorded against our investment in unconsolidated joint ventures during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009		2008
	(Dollars in thousands)
Joint venture impairments related to:
Homebuilding joint ventures	$471	$	―	$64,379
Land development joint ventures	―		8,141	84,886
Total joint venture impairments	$471		$8,141	$149,265

Number of projects impaired during the year	1		1	20
Total number of projects included in unconsolidated joint
ventures and reviewed for impairment during the year (1)	7		13	39

(1)
Represents the peak number of real estate projects that we had outstanding during each respective year.  The number of projects outstanding at the end of each year is less than the number of projects listed herein.  In addition, certain unconsolidated joint ventures have multiple real estate projects.

The table set forth below summarizes the combined balance sheets of our unconsolidated land development and homebuilding joint ventures:

	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Cash	$19,202	$26,382
Inventories	240,492	351,267
Other assets	7,964	5,433
Total assets	$267,658	$383,082

Liabilities and Equity:
Accounts payable and accrued liabilities	$37,124	$105,431
Recourse debt	3,865	38,835
Non-recourse debt	―	178,373
Standard Pacific equity	74,793	14,160
Other Members' equity	151,876	46,283
Total liabilities and equity	$267,658	$383,082

Investment in unconsolidated joint ventures reflected in the accompanying consolidated balance sheets	$73,861	$40,415

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above because of differences between asset impairments recorded against our joint venture investments and impairments recorded by the applicable joint venture.  Our net investment also included approximately $4.5 million and $1.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2010 and 2009, respectively.

The $26.3 million difference between our share of equity in our unconsolidated joint ventures reflected in the table above and our net investment reflected in the accompanying consolidated balance sheet as of December 31, 2009, relates primarily to our investment in our North Las Vegas joint venture.  As a result of the inventory impairment charges recorded by this joint venture during the year ended December 31, 2009, we impaired the remaining portion of our investment in such joint venture to $0.  However, the Standard Pacific equity related to this joint venture reflected in the table above as of December 31, 2009 was further reduced to negative $29.4 million and since we have no further obligation to fund this deficit amount, we did not record this negative capital balance in our investment in unconsolidated joint venture account.  During the 2010 fourth quarter, we sold our membership interest in our North Las Vegas joint venture and the corresponding assets, liabilities and negative equity balances were no longer included in the combined balance sheets as of December 31, 2010.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 2010 third quarter, we entered into a joint venture with another homebuilder to develop approximately 1,300 finished lots in Chino, California.  Our membership interest in this unconsolidated joint venture is approximately 49% and our net investment reflected in the accompanying consolidated balance sheet as of December 31, 2010 was approximately $34.3 million.  As of December 31, 2010, this joint venture had no debt outstanding.

7. Homebuilding Indebtedness

a. Letter of Credit Facilities

As of December 31, 2010 we were party to three letter of credit facilities, which require cash collateralization .  These facilities had commitments that aggregated $51 million, had a total of $27.8 million outstanding, and were secured by cash collateral deposits of $28.2 million as of December 31, 2010.

b. Senior Notes Payable

Senior notes payable consist of the following at:

	December 31,
	2010		2009
	(Dollars in thousands)
6½% Senior Notes due August 2010	$	―	$15,049
6⅞% Senior Notes due May 2011		―	48,619
7¾% Senior Notes due March 2013, net of discount		―	121,149
6¼% Senior Notes due April 2014		4,971	150,000
7% Senior Notes due August 2015		29,789	175,000
10¾% Senior Notes due September 2016, net of discount		260,439	258,201
8⅜% Senior Notes due May 2018, net of premium		581,162	―
8⅜% Senior Notes due January 2021, net of discount		396,616	―
Term Loan B due May 2013		―	225,000
		$1,272,977	$993,018

In March 2004, we issued $150 million of 6¼% Senior Notes due April 1, 2014 (the “2014 Notes”). These notes were issued at par with interest due and payable on April 1 and October 1 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

In August 2005, we issued $175 million of 7% Senior Notes due August 15, 2015 (the “2015 Notes”). These notes were issued at par with interest due and payable on February 15 and August 15 of each year until maturity. The notes are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.

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

In May 2010, we issued $300 million of 8⅜% Senior Notes due May 15, 2018 (the “2018 Notes”). The net proceeds from the issuance of the 2018 Notes (approximately $295.9 million) were used to repurchase or redeem, at a premium, the remaining $15.0 million, $48.6 million, and $121.6 million principal balances of our senior notes due 2010, 2011 and 2013, respectively, for total payments of $190.0 million. As a result of these transactions, we recognized a $5.2 million loss (including the write-off of $0.4 million of unamortized debt discount) which was included in gain (loss) on early

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extinguishment of debt in the accompanying consolidated financial statements.  The remaining proceeds were primarily used to repay approximately $103.0 million of intercompany indebtedness (intercompany indebtedness is eliminated in any presentation of consolidated indebtedness).  The intercompany indebtedness consisted primarily of bank debt and secured project debt previously repaid with funds from an unrestricted subsidiary.

 In December 2010, we issued an additional $275 million of 2018 Notes (issued at a premium to yield approximately 7.964% under the effective interest method) and $400 million of 8⅜% Senior Notes due January 15, 2021 (issued at a discount to yield approximately 8.50% under the effective interest method), and have been reflected net of their unamortized premium and discount, respectively, in the accompanying consolidated balance sheets.  The net proceeds from the issuance of these notes (approximately $666.8 million) were used to repurchase, at a premium, $60.5 million of our senior subordinated notes due 2012, $145.0 million of our senior notes due 2014, and $145.2 million of our senior notes due 2015, for total payments of $596.5 million.  As a result of these transactions, we recognized a $23.8 million loss (including the write-off of $2.1 million of unamortized debt discount) which was included in gain (loss) on early extinguishment of debt in the accompanying consolidated financial statements.  The remaining proceeds were primarily used to repay and terminate our $225 million Term Loan B, extinguish a $24.5 million liability associated with our Term Loan B interest rate swap arrangement, and to pay the costs of the transaction. In connection with this refinancing we also concluded a successful consent solicitation, resulting in the modification or elimination of substantially all of the restrictive covenants contained in the supplemental indentures governing our 2014 and 2015 Notes as well as our senior subordinated notes due 2012 (discussed in Note 7.c. below).

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness. These senior notes described above and our 9¼% Senior Subordinated Notes due 2012 further described below, contain various restrictive covenants, including, with respect to the 10¾% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of December 31, 2010, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.  In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries.  As of December 31, 2010, we had approximately $465.9 million of cash available in our unrestricted subsidiaries.

Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 20 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

c. Senior Subordinated Notes Payable

Senior subordinated notes payable consisted of the following at:

	December 31,
	2010	2009
	(Dollars in thousands)

6% Convertible Senior Subordinated Notes due October 2012, net of discount	$32,564	$33,852
9¼%Senior Subordinated Notes due April 2012, net of discount	9,975	70,325
	$42,539	$104,177

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2007, we issued $100 million of 6% Convertible Senior Subordinated notes (the “Convertible Notes”) due October 1, 2012.  In connection with this offering, we also entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Convertible Notes to our common stock.  The conversion rate applicable to our Convertible Notes is 119.5312 shares of our common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of $8.37), and is subject to adjustments as provided in the indenture governing the Convertible Notes.  Certain provisions of ASC 470 require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  We adopted these new provisions of ASC 470 as of January 1, 2009 related to our Convertible Notes resulting in the remaining balance of the Convertible Notes to be accreted to its redemption value, approximately $39.6 million, over the remaining term of these notes.  The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $7.0 million and $11.8 million at December 31, 2010 and 2009, respectively.  Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 2.q. “Capitalization of Interest” of the accompanying consolidated financial statements).  During the year ended December 31, 2010, we repurchased at a discount $6.0 million of our Convertible Notes, and as a result recognized a $1.0 million noncash loss.  The loss on this transaction primarily represented the derecognition of a portion of the debt that was classified as stockholders’ equity in accordance with ASC 470 and was included in gain (loss) on early extinguishment of debt in the accompanying consolidated financial statements.

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

To facilitate transactions by which investors in the Convertible Notes may hedge their investments in such Convertible Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Convertible Notes offering, under which we agreed to loan to the share borrower up to approximately 7.8 million shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Convertible Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances.  During the 2009 third quarter, 3.9 million of the shares issued under the share lending facility were returned to us, and as of December 31, 2010, 3.9 million of these shares remained outstanding.

d. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of purchase money mortgage financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.  At December 31, 2010, we had approximately $4.7 million outstanding in secured project debt and other notes payable.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. Borrowings and Maturities

The principal amount of maturities of senior and senior subordinated notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2011	$1,261
2012	50,871
2013	872
2014	6,308
2015	29,789
Thereafter	1,255,000
Total principal amount	1,344,101
Less: Net (discount) premium	(23,847)
Total homebuilding debt	$1,320,254

    The weighted average interest rate of our borrowings outstanding under our revolving credit facility, bank term loans, senior and senior subordinated notes payable, secured project debt and other notes payable (excluding indebtedness included in liabilities from inventories not owned) as of December 31, 2010, 2009 and 2008, was 8.9%, 8.1%, and 6.8%, respectively.

f. Revolving Credit Facility

On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with our bank group.  This facility contains financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  As of the date hereof, we satisfied the conditions necessary to borrow under the facility and had no amounts outstanding.

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net loss	$(11,724)	$(13,786)	$(1,233,615)
Unrealized income (loss) on interest rate swaps, net of related income tax effects	247	7,424	(10,037)
Comprehensive loss	$(11,477)	$(6,362)	$(1,243,652)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Loss Per Share

The following table sets forth the components used in the computation of basic and diluted loss per share.  For the years ended December 31, 2010, 2009 and 2008, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.  Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260 because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.

	Year Ended December 31,
	2010		2009	2008
		(Dollars in thousands, except per share amounts)

Numerator:
Net loss from continuing operations		$(11,724)	$(13,217)	$(1,231,329)
Less: Net loss from continuing operations allocated to preferred shareholder		6,849	8,025	488,322
Net loss from continuing operations available to common stockholders		$(4,875)	$(5,192)	$(743,007)

Net loss from discontinued operations	$	―	$(569)	$(2,286)
Less: Net loss from discontinued operations allocated to preferred shareholder		―	346	907
Net loss from discontinued operations available to common stockholders	$	―	$(223)	$(1,379)

Denominator:
Weighted average basic and diluted common shares outstanding		105,202,857	95,623,851	81,439,248

Basic and diluted loss per common share from continuing operations		$(0.05)	$(0.06)	$(9.12)
Basic and diluted loss per common share from discontinued operations		―	―	(0.02)
Basic and diluted loss per common share		$(0.05)	$(0.06)	$(9.14)

10. Stockholders’ Equity

a. Series B Preferred Stock

    At December 31, 2010, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of December 31, 2010, the outstanding shares of Series B Preferred Stock and common stock owned by MatlinPatterson represented approximately 69% of the total number of shares of our common stock outstanding on an if-converted basis, including 89.4 million shares of our common stock issued to MatlinPatterson upon exercise of the Warrant in December 2010.

b. Warrant

On June 27, 2008, MatlinPatterson exchanged $128.5 million of our senior and senior subordinated notes for a warrant to purchase preferred stock initially convertible into 89.4 million shares of our common stock at a common stock equivalent exercise price of $4.10 per share (the “Warrant”).   At issuance, the Warrant was determined to have a fair value of $138.7 million.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 23, 2010, the Warrant was amended to, among other things, make it mandatorily exercisable for cash no later than the business day immediately following the Company's consummation of cash tender offers for its 2012, 2014 and 2015 senior and senior subordinated notes. Following the successful completion of the Company’s tender offers on December 21, 2010, MatlinPatterson exercised the Warrant in full for $187.5 million in cash (or $2.10 per share) and was issued 89.4 million shares of the Company's common stock. As a result of this transaction, the Warrant, which an independent third party determined had a fair value of approximately $132 million immediately prior to its amendment, was extinguished and MatlinPatterson agreed not to sell any securities of the Company for at least nine months from the date of the amendment.

11. Mortgage Credit Facilities

At December 31, 2010, we had approximately $30.3 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender, all of which mature in July 2011.  The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, although the lender of the $45 million repurchase facility and the $60 million early purchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility.  The lender of the $45 million repurchase facility has the right to terminate the repurchase facility on not less than 90 days notice.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $2.9 million as of December 31, 2010, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2010, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

Mortgage Credit Facilities—The carrying amounts of these credit obligations approximate market value because of the frequency of repricing of borrowings.

Mortgage Loan Commitments—These instruments consist of our commitments to sell loans to investors resulting from extending interest rate locks to loan applicants. Fair values of these instruments are based on market rates of similar interest rate locks.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$748,754	$748,754	$602,222	$602,222
Financial services:
Cash and equivalents	$13,725	$13,725	$11,602	$11,602
Mortgage loans held for investment	$9,904	$9,904	$10,818	$10,818
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$4,738	$4,738	$59,531	$59,531
Senior notes payable, net	$1,272,977	$1,283,611	$993,018	$931,710
Senior subordinated notes payable, net	$42,539	$51,369	$104,177	$110,228
Financial services:
Mortgage credit facilities	$30,344	$30,344	$40,995	$40,995
Off-balance sheet financial instruments:
Mortgage loan commitments	$25,126	$25,543	$45,774	$46,481

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

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with ASC 820 for the year ended December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Inventories owned	$4,558	$ ―	$ ―	$4,558
Mortgage loans held for sale, net	$31,889	$ ―	$31,889	$ ―

Inventories Owned—Represents the aggregate fair values for projects that were impaired during the year ended December 31, 2010, as of the date that the fair value measurements were made.  The carrying value for these projects may have subsequently increased or decreased due to activities that have occurred since the measurement date.  In accordance with ASC 360, during the year ended December 31, 2010, inventories owned with a carrying amount of $6.4 million were determined to be impaired and were written down to their estimated fair value of $4.6 million, resulting in an impairment charge of $1.8 million.  These impairment charges were included in cost of sales in the accompanying statements of operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans Held for Sale—These consist of first mortgages on single-family residences which are eligible for sale to Fannie Mae, FHA or VA, as applicable. Fair values of these loans are based on quoted prices from third party investors when preselling loans.

13. Commitments and Contingencies

a.	Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2010, we had one option contract outstanding with third party financial entities with approximately $1.0 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2010, we had non-refundable cash deposits and letters of credit outstanding of approximately $14.0 million and capitalized preacquisition and other development and construction costs of approximately $6.4 million relating to land purchase and option contracts having a total remaining purchase price of approximately $210.9 million.  Approximately $0.5 million of the remaining purchase price has been capitalized in inventories not owned in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2010, 2009 and 2008, we incurred pretax charges of $0.1 million, $2.5 million and $25.6 million, respectively, related to deposit write-offs.  These charges were included in other income (expense) in the accompanying consolidated statements of operations.  We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources.  As of December 31, 2010, we held membership interests in 18 homebuilding and land development joint ventures, of which seven were active and 11 were inactive or winding down.  As of such date, two joint ventures had an aggregate of $3.9 million in recourse project specific financing, with $0.8 million that matured and was repaid in January 2011 and $3.1 million which is scheduled to mature in June 2011. In addition, during the 2010 fourth quarter we sold our interest in our one remaining joint venture with nonrecourse project specific financing located in Las Vegas.  In addition, as of December 31, 2010, our joint ventures had $13.4 million of surety bonds outstanding subject to indemnity arrangements by us and our partners which had an estimated $1.5 million remaining in cost to complete.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c. Surety Bonds

We cause surety bonds to be issued in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2010, we had approximately $186.1 million in surety bonds outstanding from continuing operations (exclusive of surety bonds related to our joint ventures) with respect to which we had an estimated $59.5 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $22.4 million at December 31, 2010 and carried a weighted average interest rate of approximately 4.3%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of December 31, 2010, Standard Pacific Mortgage had approximately $31.4 million in closed mortgage loans held for sale and $25.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan or pay make-whole payments if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of December 31, 2010, we had been required to repurchase or pay make-whole premiums on 0.29% of the $6.2 billion total dollar value of the loans ($2.2 billion of which represented non-full documentation loans) we originated in the 2004-2010 period, and incurred approximately $5.4 million of related losses ($4.5 million for non-full documentation loans) during this period.  During the years ended December 31, 2010, 2009 and 2008, we recorded loan loss reserves related to loans sold of $2.3 million, $2.8 million and $0.6 million, respectively.  As of December 31, 2010 and 2009, we had repurchase reserves related to loans sold of $1.7 million and $1.4 million, respectively.  In addition, during the years ended December 31, 2010, 2009 and 2008, we incurred losses related to make-whole payments or loan repurchases totaling approximately $1.9 million related to 17 loans, $2.3 million related to 16 loans and $0.5 million related to 5 loans, respectively.

Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  During the years ended December 31, 2010, 2009 and 2008, we recorded loan loss reserves related to loans held for investment of $1.4 million, $1.8 million and $2.6 million, respectively.  As of December 31, 2010 and 2009, we had allowances for loan losses for loans held for investment of $4.8 million and $4.1 million, respectively.

e. Insurance and Litigation Accruals

We are involved in various litigation and legal claims arising in the ordinary course of business and have established insurance and litigation accruals for estimated future claim costs (please see Note 2.u. for further discussion).

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2010 are as follows:

Year Ended December 31,
(Dollars in thousands)

2011	$4,924
2012	3,129
2013	1,160
2014	569
2015	187
Thereafter	―
Subtotal	9,969
Less: Estimated sublease income	(1,585)
Net rental obligations	$8,384

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2010, 2009 and 2008 was approximately $4.3 million, $6.0 million and $11.0 million, respectively.

14. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$(899)	$93,861	$(128,453)
State	1,456	2,702	―
	557	96,563	(128,453)
Deferred (provision) benefit for income taxes:
Federal	―	―	135,248
State	―	―	―
	―	―	135,248
(Provision) benefit for income taxes	$557	$96,563	$6,795

(Provision) benefit for income taxes - continuing operations	$557	$96,265	$5,495
(Provision) benefit for income taxes - discontinued operations	―	298	1,300
(Provision) benefit for income taxes	$557	$96,563	$6,795

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our net deferred income tax asset are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Inventory impairment charges	$216,028	$283,445
Financial accruals	49,605	58,700
Federal net operating loss carryforwards	189,179	129,507
State net operating loss carryforwards	48,317	40,345
Goodwill impairment charges	22,327	21,424
Interest rate swap	―	9,431
Other, net	179	1,175
Total deferred tax asset	525,635	544,027
Less: Valuation allowance	(516,366)	(534,596)
Net deferred tax asset	$9,269	$9,431

At December 31, 2010, we had gross federal and state net operating loss carryforwards of approximately $543.1 million and $853.4 million, respectively, which if unused, will begin to expire in 2028 and 2019, respectively.

The effective tax rate differs from the federal statutory rate of 35% due to the following items:
	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Income (loss) before taxes	$(12,281)	$(110,349)	$(1,240,410)
(Provision) benefit for income taxes at federal statutory rate	$4,298	$38,622	$434,144
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	372	4,195	48,168
Net deferred tax asset valuation (allowance) benefit	(4,687)	51,429	(473,627)
Other, net	574	2,317	(1,890)
Benefit for income taxes	$557	$96,563	$6,795
Effective tax rate	4.5%	87.5%	0.5%

We generated significant deferred tax assets during 2007 through 2009, largely due to inventory, joint venture and goodwill impairments, and have been in a cumulative loss position as described in ASC Topic 740  since December 31, 2007.  During the years ended December 31, 2010, 2009 and 2008, we generated deferred tax assets of $4.7 million, $42.7 million and $473.6 million, respectively, related to pretax losses which were fully reserved against through a noncash valuation allowance.  In addition, during the years ended December 31, 2010 and 2009, we recorded a noncash reduction of our deferred tax asset of $22.9 million and $68.1 million, respectively, related to built-in losses realized during these years that were in excess of the Internal Revenue Code Section 382 (“Section 382”) annual limitation and a corresponding noncash reduction of the same amount of our deferred tax asset valuation allowance.   Also, during 2009, we recorded a $96.6 million income tax benefit related primarily to a $94.1 million benefit realized in connection with the tax legislation that extended the carryback of federal net operating losses from two years to five years.

As of December 31, 2010, we had a $516.4 million deferred tax asset (excluding the $9.3 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.   Approximately $142 million of our deferred tax asset represents unrealized built-in losses (included in inventory impairment charges in the table above).  Future realization of this $142 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of these underlying assets.  Approximately $136 million of our deferred tax asset relates to net operating loss carryforwards (or approximately $328 million and $367 million, respectively, of federal and state net operating loss carryforwards on a gross basis) that were subject to a $15.6 million gross annual deduction limitation for both federal and state purposes and are expected to be realized over approximately 18 years.  In addition, approximately $102 million (or approximately $215 million and $413 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset represents net operating losses that were not limited.  Assets with certain tax attributes sold five years after the original ownership change (June 27, 2013) are not subject to the Section 382 limitation. Significant judgment is required in

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

As of December 31, 2010, our liability for gross unrecognized tax benefits was $13.7 million, all of which, if recognized, would affect our effective tax rate.  Our liabilities for unrecognized tax benefits are included in accrued liabilities on the accompanying consolidated balance sheets.  We classify estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes.   A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding $0.9 million and $0.4 million of accrued interest as of December 31, 2010 and 2009, respectively, is as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Balance, beginning of the year	$11,432	$4,613
Changes based on tax positions related to the current year	4,358	9,126
Changes for tax position in prior years	―	―
Reductions due to lapse of statute of limitations	(2,120)	(2,307)
Settlements	―	―
Balance, end of the year	$13,670	$11,432

We do not anticipate significant changes in the accrued liability related to uncertain tax positions during the next 12-month period.  In addition, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2006 through 2010.

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

The following is a summary of stock option transactions relating to the four plans on a combined basis for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding, beginning of year	20,391,956	$4.75	14,397,701	$8.07	6,086,780	$19.63
Granted	400,000	3.81	12,814,000	2.09	12,765,000	3.16
Exercised	(1,181,743)	2.21	(592,125)	1.08	―	―
Canceled	(980,008)	12.90	(6,227,620)	7.30	(4,454,079)	9.79

Options outstanding, end of year	18,630,205	$4.46	20,391,956	$4.75	14,397,701	$8.07

Options exercisable at end of year	10,401,955	$5.96	7,835,831	$8.40	5,342,701	$16.50

Options available for future grant	4,279,893		5,624,664

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, 17,085,880 stock options were vested or expected to vest in the future with a weighted average exercise price of $4.65 and a weighted average expected life of 4.89 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Options Outstanding					Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Exercise Prices
Low	High

$0.67	$8.25	17,359,574	$2.78	5.05	9,131,324	$2.98
$11.00	$11.67	177,842	$11.20	1.62	177,842	$11.20
$14.82	$27.59	397,389	$23.62	3.05	397,389	$23.62
$29.84	$43.53	695,400	$33.68	2.54	695,400	$33.68

The fair value of each stock option granted during each of the three years ended December 31, 2010, 2009 and 2008 was estimated using the following weighted average assumptions:

	2010	2009	2008
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	93.70%	86.32%	66.64%
Risk-free interest rate	1.33%	2.21%	3.12%
Expected life	4.5 years	4.5 years	4.5 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2010, 2009 and 2008, was $2.63, $1.09 and $1.76, respectively.

 On May 14, 2008, our stockholders approved our 2008 Stock Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, as amended and approved by the stockholders on August 18, 2008, the maximum number of shares of common stock that may be issued is 21,940,000 plus awards forfeited under our prior plans.  During the year ended December 31, 2010, we granted 400,000 stock options to our employees, and issued 642,773 shares of common stock to our officers and key employees and 123,855 shares of common stock to our independent directors.

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Stock options	$6,084	$8,174	$6,454
Performance share awards	―	―	3,297
Restricted and unrestricted stock grants	5,764	4,690	1,359
Total	$11,848	$12,864	$11,110

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2010		2009		2008
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options	$ 7,799	1.7 years	$ 13,559	3.1 years	$ 11,169	3.5 years

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $5,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2010, 2009 and 2008, were $2.1 million, $2.5 million and $5.3 million, respectively.

16.  Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions.  The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC 360.

These divisions had substantially ceased operating activities during 2009 and had no assets or liabilities remaining as of December 31, 2009. The following amounts related to the Tucson and San Antonio homebuilding divisions for the years ended December 31, 2009 and 2008 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Home sale revenues	$803	$25,958
Land sale revenues	―	694
Total revenues	803	26,652
Cost of home sales	(922)	(21,127)
Cost of land sales	―	(751)
Total cost of sales	(922)	(21,878)
Gross margin	(119)	4,774
Selling, general and administrative expenses	(430)	(8,180)
Other income (expense)	(318)	(180)
Pretax loss	(867)	(3,586)
Benefit for income taxes	298	1,300
Net loss from discontinued operations	$(569)	$(2,286)

We did not record any impairments related to our discontinued operations during the years ended December 31, 2010, 2009 or 2008.

17. Stockholder Rights Plan

Effective December 31, 2001, Standard Pacific’s Board of Directors approved the adoption of a stockholder rights agreement (the “Rights Agreement”). Under the Rights Agreement, one preferred stock purchase right was granted for each share of outstanding common stock payable to holders of record on December 31, 2001. The rights issued under the Rights Agreement replace rights previously issued by Standard Pacific in 1991 under the prior rights plan, which rights expired on December 31, 2001. Each right entitles the holder, in certain takeover situations, as described in the Rights Agreement, and upon paying the exercise price (currently $57.50), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, in such takeover situations, if we merge into another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50% discount from the then-current market value. In either situation, these rights are not exercisable by the acquiring party. Until the occurrence of certain events, the rights may be terminated at any time or redeemed by Standard Pacific’s Board of Directors including, if it believes a proposed transaction to be in the best interests of our stockholders, at the rate of $0.001 per right. The rights will expire on December 31, 2011, unless earlier terminated, redeemed or exchanged. If the rights are separated from the common shares, the rights expire 10 years from the date they were separated.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2010:
Revenues	$177,667	$321,142	$210,896	$215,169	$924,874
Homebuilding gross margin	$39,863	$66,268	$48,835	$46,878	$201,844
Income (loss) from continuing operations, net of income taxes	$(5,071)	$10,661	$4,543	$(21,857)	$(11,724)
Loss from discontinued operations, net of income taxes	―	―	―	―	―
Net income (loss	$(5,071)	$10,661	$4,543	$(21,857)	$(11,724)
Basic income (loss) per common share:
Continuing operations	$(0.02)	$0.04	$0.02	$(0.08)	$(0.05)
Discontinued operations	―	―	―	―	―
Basic income (loss) per common share	$(0.02)	$0.04	$0.02	$(0.08)	$(0.05)
Diluted income (loss) per common share:
Continuing operations	$(0.02)	$0.04	$0.02	$(0.08)	$(0.05)
Discontinued operations	―	―	―	―	―
Diluted income (loss) per common share	$(0.02)	$0.04	$0.02	$(0.08)	$(0.05)

2009:
Revenues	$211,585	$293,955	$331,173	$342,829	$1,179,542
Homebuilding gross margin	$8,098	$39,108	$42,623	$51,993	$141,822
Income (loss) from continuing operations, net of income taxes	$(48,968)	$(23,113)	$(23,799)	$82,663	$(13,217)
Loss from discontinued operations, net of income taxes	(504)	(20)	(45)	―	(569)
Net income (loss	$(49,472)	$(23,133)	$(23,844)	$82,663	$(13,786)
Basic income (loss) per common share:
Continuing operations	$(0.21)	$(0.10)	$(0.10)	$0.33	$(0.06)
Discontinued operations	―	―	―	―	―
Basic income (loss) per common share	$(0.21)	$(0.10)	$(0.10)	$0.33	$(0.06)
Diluted income (loss) per common share:
Continuing operations	$(0.21)	$(0.10)	$(0.10)	$0.31	$(0.06)
Discontinued operations	―	―	―	―	―
Diluted income (loss) per common share	$(0.21)	$(0.10)	$(0.10)	$0.31	$(0.06)

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

19. Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$108,782		$102,022		$132,525
Income taxes		$73		$386		$415

Supplemental Disclosure of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures		$1,372		$85,573		$134,659
Increase in secured project debt in connection with purchase or consolidation of joint ventures	$	―		$77,272		$115,257
Inventory received as distributions from unconsolidated homebuilding joint ventures		$254		$15,471		$42,663
Senior subordinated notes exchanged for the issuance of common stock	$	―		$32,837	$	―
Senior and senior subordinated notes exchanged for the issuance of warrant	$	―	$	―		$128,496
Increase in investments in unconsolidated joint ventures related to accrued joint venture
loan-to-value remargin obligations	$	―	$	―		$5,000
Reduction in seller trust deed note payable in connection with modification of purchase agreement	$	―		$3,370		$25,807
Changes in inventories not owned		$6,719		$25,605		$48,384
Changes in liabilities from inventories not owned		$3,213		$21,216		$18,078
Changes in noncontrolling interests		$3,506		$4,389		$30,306

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$401,476	$444,773	$66,169	$	―	$912,418
Cost of sales	(295,214)	(361,464)	(53,896)		―	(710,574)
Gross margin	106,262	83,309	12,273		―	201,844
Selling, general and administrative expenses	(80,942)	(65,113)	(4,487)		―	(150,542)
Income (loss) from unconsolidated joint ventures	1,089	(319)	396		―	1,166
Equity income (loss) of subsidiaries	(622)	―	―		622	―
Interest expense	(16,468)	(21,997)	(1,709)		―	(40,174)
Loss on early extinguishment of debt	(30,028)	―	―		―	(30,028)
Other income (expense)	(536)	(493)	4,762		―	3,733
Homebuilding pretax income (loss)	(21,245)	(4,613)	11,235		622	(14,001)
Financial Services:
Financial services pretax income (loss)	(142)	142	1,720		―	1,720
Income (loss) from continuing operations before income taxes	(21,387)	(4,471)	12,955		622	(12,281)
(Provision) benefit for income taxes	9,663	(1,893)	(7,213)		―	557
Income (loss) from continuing operations	(11,724)	(6,364)	5,742		622	(11,724)

Loss from discontinued operations, net of income taxes	―	―	―		―	―
Net income (loss)	$(11,724)	$(6,364)	$5,742		$622	$(11,724)

	Year Ended December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$459,876	$570,156	$136,365	$	―	$1,166,397
Cost of sales	(403,261)	(502,231)	(119,083)		―	(1,024,575)
Gross margin	56,615	67,925	17,282		―	141,822
Selling, general and administrative expenses	(107,013)	(78,748)	(5,727)		―	(191,488)
Income (loss) from unconsolidated joint ventures	6,855	(7,768)	(3,804)		―	(4,717)
Equity income (loss) of subsidiaries	(24,266)	―	―		24,266	―
Interest expense	(20,722)	(21,314)	(5,422)		―	(47,458)
Gain (loss) on early extinguishment of debt	(6,931)	―	―		―	(6,931)
Other income (expense	(2,753)	(3,947)	4,404		―	(2,296)
Homebuilding pretax income (loss)	(98,215)	(43,852)	6,733		24,266	(111,068)
Financial Services:
Financial services pretax income (loss)	(139)	258	1,467		―	1,586
Income (loss) from continuing operations before income taxes	(98,354)	(43,594)	8,200		24,266	(109,482)
(Provision) benefit for income taxes	84,568	12,403	(706)		―	96,265
Income (loss) from continuing operations	(13,786)	(31,191)	7,494		24,266	(13,217)

Loss from discontinued operations, net of income taxes	―	(569)	―		―	(569)
Net income (loss)	$(13,786)	$(31,760)	$7,494		$24,266	$(13,786)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$720,106	$801,443	$14,067	$	―	$1,535,616
Cost of sales	(1,015,504)	(1,157,682)	(59,358)		―	(2,232,544)
Gross margin	(295,398)	(356,239)	(45,291)		―	(696,928)
Selling, general and administrative expenses	(174,532)	(130,095)	(853)		―	(305,480)
Loss from unconsolidated joint ventures	(76,769)	(56,357)	(18,603)		―	(151,729)
Equity income (loss) of subsidiaries	(491,148)	―	―		491,148	―
Interest expense	7,038	(16,773)	(645)		―	(10,380)
Loss on early extinguishment of debt	(15,695)	―	―		―	(15,695)
Other income (expense	(19,439)	(40,751)	2,562		―	(57,628)
Homebuilding pretax income (loss)	(1,065,943)	(600,215)	(62,830)		491,148	(1,237,840)
Financial Services:
Financial services pretax income (loss)	(274)	1,088	202		―	1,016
Income (loss) from continuing operations before income taxes	(1,066,217)	(599,127)	(62,628)		491,148	(1,236,824)
(Provision) benefit for income taxes	(167,398)	167,582	5,311		―	5,495
Income (loss) from continuing operations	(1,233,615)	(431,545)	(57,317)		491,148	(1,231,329)

Loss from discontinued operations, net of income taxes	―	(2,286)	―		―	(2,286)
Net income (loss)	$(1,233,615)	$(433,831)	$(57,317)		$491,148	$(1,233,615)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$260,869	$217	$459,430	$	―	$720,516
Restricted cash	―	―	28,238		―	28,238
Trade and other receivables	411,804	2,225	7,555		(415,417)	6,167
Inventories:
Owned	429,951	617,641	134,105		―	1,181,697
Not owned	10,405	5,239	3,355		―	18,999
Investments in unconsolidated joint ventures	17,203	2,316	54,342		―	73,861
Investments in subsidiaries	867,740	―	―		(867,740)	―
Deferred income taxes, net	9,121	―	―		148	9,269
Other assets	33,994	4,024	168		(11)	38,175
	2,041,087	631,662	687,193		(1,283,020)	2,076,922
Financial Services:
Cash and equivalents	―	―	10,855		―	10,855
Restricted cash	―	―	2,870		―	2,870
Mortgage loans held for sale, net	―	―	30,279		―	30,279
Mortgage loans held for investment, net	―	―	9,904		―	9,904
Other assets	―	―	5,003		(2,710)	2,293
	―	―	58,911		(2,710)	56,201
Total Assets	$2,041,087	$631,662	$746,104		$(1,285,730)	$2,133,123

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$5,971	$8,371	$2,594		$(220)	$16,716
Accrued liabilities	97,738	350,321	107,347		(412,279)	143,127
Secured project debt and other notes payable	―	273	4,465		―	4,738
Senior notes payable	1,272,977	―	―		―	1,272,977
Senior subordinated notes payable	42,539	―	―		―	42,539
	1,419,225	358,965	114,406		(412,499)	1,480,097
Financial Services:
Accounts payable and other liabilities	―	―	4,811		(3,991)	820
Mortgage credit facilities	―	―	31,844		(1,500)	30,344
	―	―	36,655		(5,491)	31,164
Total Liabilities	1,419,225	358,965	151,061		(417,990)	1,511,261

Equity:
Total Stockholders' Equity	621,862	272,697	595,043		(867,740)	621,862
Noncontrolling interest	―	―	―		―	―
Total Equity	621,862	272,697	595,043		(867,740)	621,862
Total Liabilities and Equity	$2,041,087	$631,662	$746,104		$(1,285,730)	$2,133,123

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(206,309)	$18,334	$107,017	$	―	$(80,958)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(3,260)	(132)	(36,121)		―	(39,513)
Distributions from unconsolidated homebuilding joint ventures	4	(1)	7,637		―	7,640
Other investing activities	(705)	(362)	(515)		―	(1,582)
Net cash provided by (used in) investing activities	(3,961)	(495)	(28,999)		―	(33,455)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(12,843)		―	(12,843)
Net proceeds from (principal payments on) secured project debt and other notes payable	(89,052)	(18,024)	23,514		―	(83,562)
Principal payments on senior and senior subordinated notes payable	(792,389)	―	―		―	(792,389)
Proceeds from the issuance of senior notes payable	977,804	―	―		―	977,804
Payment of debt issuance costs	(17,215)	―	―		―	(17,215)
Net proceeds from (payments on) mortgage credit facilities	―	―	(10,651)		―	(10,651)
(Contributions to) distributions from Corporate and subsidiaries	19,775	―	(19,775)		―	―
Net proceeds from issuance of common stock	186,443	―	―		―	186,443
Excess tax benefits from share-based payment arrangements	27	―	―		―	27
Proceeds from the exercise of stock options	2,611	―	―		―	2,611
Net cash provided by (used in) financing activities	288,004	(18,024)	(19,755)		―	250,225

Net increase (decrease) in cash and equivalents	77,734	(185)	58,263		―	135,812
Cash and equivalents at beginning of year	183,135	402	412,022		―	595,559
Cash and equivalents at end of year	$260,869	$217	$470,285	$	―	$731,371

	Year Ended December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$244,354	$33,519	$139,457		$2,500	$419,830

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,127)	(849)	(26,624)		―	(28,600)
Distributions from unconsolidated homebuilding joint ventures	340	―	3,184		―	3,524
Other investing activities	(1,069)	(268)	(888)		―	(2,225)
Net cash provided by (used in) investing activities	(1,856)	(1,117)	(24,328)		―	(27,301)

Cash Flows From Financing Activities:
Change in restricted cash	4,222	―	(13,970)		―	(9,748)
Net proceeds from (payments on) revolving credit facility	(24,630)	―	(22,870)		―	(47,500)
Net proceeds from (principal payments on) secured project debt and other notes payable	(6,058)	(22,064)	(97,862)		―	(125,984)
Principal payments on senior and senior subordinated notes payable	(429,559)	―	(37,130)		―	(466,689)
Proceeds from the issuance of senior notes payable	257,592	―	―		―	257,592
Payment of debt issuance costs	(8,764)	―	―		―	(8,764)
Net proceeds from (payments on) mortgage credit facilities	―	―	(20,160)		(2,500)	(22,660)
(Contributions to) distributions from Corporate and subsidiaries	35,194	(10,376)	(24,818)		―	―
Excess tax benefits from share-based payment arrangements	297	―	―		―	297
Proceeds from the exercise of stock options	641	―	―		―	641
Net cash provided by (used in) financing activities	(171,065)	(32,440)	(216,810)		(2,500)	(422,815)

Net increase (decrease) in cash and equivalents	71,433	(38)	(101,681)		―	(30,286)
Cash and equivalents at beginning of year	111,702	440	513,703		―	625,845
Cash and equivalents at end of year	$183,135	$402	$412,022	$	―	$595,559

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$124,560	$29,045	$109,883		$(337)	$263,151

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(20,344)	(36,998)	(56,151)		―	(113,493)
Distributions from unconsolidated homebuilding joint ventures	55,804	16,542	31,818		―	104,164
Other investing activities	(1,380)	(66)	(804)		―	(2,250)
Net cash provided by (used in) investing activities	34,080	(20,522)	(25,137)		―	(11,579)

Cash Flows From Financing Activities:
Change in restricted cash	(4,222)	―	(4,295)		―	(8,517)
Net proceeds from (payments on) revolving credit facility	(42,500)	―	―		―	(42,500)
Net proceeds from (principal payments on) secured project debt and other notes payable	(2,001)	(14,296)	(4,021)		―	(20,318)
Principal payments on senior and senior subordinated notes payable	(167,375)	―	―		―	(167,375)
Net proceeds from (payments on) mortgage credit facilities	―	―	(100,854)		337	(100,517)
Repurchases of common stock	(726)	―	―		―	(726)
(Contributions to) distributions from Corporate and subsidiaries	(530,908)	5,450	525,458		―	―
Net proceeds from the issuance of senior preferred stock and the issuance
of warrant	404,233	―	―		―	404,233
Proceeds from the issuance of common stock	78,432	―	―		―	78,432
Net cash provided by (used in) financing activities	(265,067)	(8,846)	416,288		337	142,712

Net increase (decrease) in cash and equivalents	(106,427)	(323)	501,034		―	394,284
Cash and equivalents at beginning of year	218,129	763	12,669		―	231,561
Cash and equivalents at end of year	$111,702	$440	$513,703	$	―	$625,845

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Pacific Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Pacific Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Standard Pacific Corp. and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
March 7, 2011

ITEM 9B.   OTHER INFORMATION

Item 5.02  Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

    On March 7, 2011 the Company amended its employment arrangement with the Company’s Chief Executive Officer, Kenneth L. Campbell.   Mr. Campbell’s base salary of $850,000 will remain unchanged from 2010, as will his incentive bonus program, which continues to provide that his bonus will equal 1.85% of the adjusted EBITDA of the Company.  In addition, the Board has established a discretionary bonus program for Mr. Campbell, which provides that he will be considered for a discretionary bonus of up to $1 million based upon the Board’s evaluation of his performance during calendar year 2011.  Finally, the period following the termination of Mr. Campbell’s employment during which he will be permitted to exercise his vested stock options was extended from 18 months to 36 months. A copy of Mr. Campbell’s revised arrangement is attached hereto as Exhibit 10.13.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2011 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010 (the “2011 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2011 Proxy Statement is incorporated herein by this reference. All references to the 2011 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Report of the Audit Committee.”

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K will be set forth in the 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2011 Proxy Statement is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and 403 of Regulation S-K will be set forth in the 2011 Proxy Statement for the limited purpose of providing the information necessary to comply with this Item 12, the 2011 Proxy Statement is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2011 Proxy Statement is incorporated herein by this reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2011 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010	42
	Consolidated Balance Sheets at December 31, 2010 and 2009	43
	Consolidated Statements of Equity for each of the three years in the period ended December 31, 2010	44
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010	45
	Notes to Consolidated Financial Statements	46

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 86-89 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 86-89 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ Kenneth L. Campbell
Kenneth L. Campbell
Chief Executive Officer

March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENNETH L. CAMPBELL	Chief Executive Officer	March 7, 2011
(Kenneth L. Campbell)
/S/ RONALD R. FOELL	Chairman of the Board	March 7, 2011
(Ronald R. Foell)
/S/ JOHN M. STEPHENS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2011
(John M. Stephens)
/S/ BRUCE A CHOATE	Director	March 7, 2011
(Bruce A. Choate)
/S/ JAMES L. DOTI	Director	March 7, 2011
(James L. Doti)
/S/ DOUGLAS C. JACOBS	Director	March 7, 2011
(Douglas C. Jacobs)
/S/ DAVID J. MATLIN	Director	March 7, 2011
(David J. Matlin )
/S/ F. PATT SCHIEWITZ	Director	March 7, 2011
(F. Patt Schiewitz)
/S/ PETER SCHOELS	Director	March 7, 2011
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

*4.6
Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.7
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

*4.8
Twelfth Supplemental Indenture, relating to the amendment of the security provisions of the Registrant’s outstanding senior notes, dated as of May 5, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.9
Thirteenth Supplemental Indenture, dated as of October 8, 2009, between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

*4.10
 Fourteenth Supplemental Indenture relating to the Registrant’s 8⅜%  Senior Notes due 2018, dated as of May 3, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010

*4.11
Fifteenth Supplemental Indenture relating to the Registrant’s 8⅜% Senior Notes due 2018, dated as of December 22, 2010, by and among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee , incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.12
Sixteenth Supplemental Indenture relating to the Registrant’s 8⅜% Senior Notes due 2021, dated as of December 22, 2010, by and among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.13
Seventeenth Supplemental Indenture relating to the Registrant’s 6¼% Senior Notes due 2014 and 7% Senior Notes due 2015, dated as of December 22, 2010, by and among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.14
Senior Subordinated Debt Securities Indenture, dated as of April 10, 2002, by and between the Registrant and Bank One Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2002.

*4.15
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

*4.17
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

*4.18
Fourth Supplemental Indenture relating to the Registrant’s 9¼% Senior Subordinated Notes due 2012, dated as of June 26, 2008, by and among the Registrant, the guarantors named therein and the Bank of New York Trust Company N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

*4.19
Fifth Supplemental Indenture relating to the Registrant’s 9¼% Senior Subordinated Notes due 2012 , dated as of December 22, 2010, by and among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.20
Indenture relating to Standard Pacific Escrow LLC’s 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of September 17, 2009, between Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2009.

*4.21
First Supplemental Indenture relating to Standard Pacific Escrow LLC’s 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of October 8, 2009, between the Registrant, Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

*4.22
Registration Rights Agreement relating to the Company's 8 ⅜% Senior Notes due 2018, dated as of December 22, 2010, among the Company, the subsidiary guarantors party thereto and the initial purchasers, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.23
Registration Rights Agreement with respect to the Company's 8 ⅜% Senior Notes due 2021, dated as of December 22, 2010, among the Company, the subsidiary guarantors party thereto and the initial purchasers, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*10.1
Warrant to Purchase Shares of Series B Junior Participating Convertible Preferred Stock, dated June 27, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

*10.2
Amendment No. 1 to Warrant to Purchase Shares of Senior Convertible Preferred Stock or Series B Junior Participating Convertible Preferred Stock, dated as of November 23, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 24, 2010.

*10.3
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

+*10.5
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

+*10.7
Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

+*10.8
Standard Pacific Corp. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008.

+*10.9
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s 2008 Equity Incentive Plan (CIC), incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.10
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.11	Form of Executive Officers Indemnification Agreement, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

+*10.12
Employment Agreement, dated June 1, 2009, between the Registrant and Kenneth L. Campbell, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

+10.13	Ken Campbell 2011 Incentive Compensation Arrangement.

+*10.14	Scott Stowell 2010 Incentive Compensation Arrangement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on February 4, 2010.

*10.15
Revolving Credit Facility, dated February 28, 2011, by and between the Registrant, JPMorgan Chase Bank, N.A. and the other lenders thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011.

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