Form 10-Q
period 2011-03-31
STANDARD PACIFIC CORP /DE/
filed 2011-04-29
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Registrant’s shares of common stock outstanding at April 28, 2011: 197,443,393

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$143,699	$174,913
Land sale revenues	—	456

Total revenues	143,699	175,369

Cost of home sales	(114,312)	(135,253)
Cost of land sales	—	(253)

Total cost of sales	(114,312)	(135,506)

Gross margin	29,387	39,863

Selling, general and administrative expenses	(32,261)	(32,752)
Loss from unconsolidated joint ventures	(257)	(434)
Interest expense	(10,515)	(11,985)
Other income (expense)	292	424

Homebuilding pretax loss	(13,354)	(4,884)

Financial Services:
Revenues	1,060	2,298
Expenses	(2,418)	(2,429)
Other income	15	33

Financial services pretax loss	(1,343)	(98)

Loss before income taxes	(14,697)	(4,982)
Provision for income taxes	(100)	(89)

Net loss	(14,797)	(5,071)
Less: Net loss allocated to preferred shareholder	6,415	3,002

Net loss available to common stockholders	$(8,382)	$(2,069)

Loss Per Common Share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	193,158,727	101,836,408
Diluted	193,158,727	101,836,408

Weighted average additional common shares outstanding if preferred shares converted to common shares	147,812,786	147,812,786

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
	(Unaudited)
ASSETS

Homebuilding:
Cash and equivalents	$587,394	$720,516
Restricted cash	32,413	28,238
Trade and other receivables	7,330	6,167
Inventories:
Owned	1,292,365	1,181,697
Not owned	20,013	18,999
Investments in unconsolidated joint ventures	77,091	73,861
Deferred income taxes, net of valuation allowance of $522,025 and $516,366 at March 31, 2011 and December 31, 2010, respectively	8,297	9,269
Other assets	40,035	38,175

	2,064,938	2,076,922

Financial Services:
Cash and equivalents	10,781	10,855
Restricted cash	2,870	2,870
Mortgage loans held for sale, net	20,016	30,279
Mortgage loans held for investment, net	9,938	9,904
Other assets	1,524	2,293

	45,129	56,201

Total Assets	$2,110,067	$2,133,123

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$15,785	$16,716
Accrued liabilities	138,342	143,127
Secured project debt and other notes payable	4,333	4,738
Senior notes payable	1,273,475	1,272,977
Senior subordinated notes payable	43,404	42,539

	1,475,339	1,480,097

Financial Services:
Accounts payable and other liabilities	781	820
Mortgage credit facilities	20,695	30,344

	21,476	31,164

Total Liabilities	1,496,815	1,511,261

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 197,422,268 and 196,641,551 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,974	1,966
Additional paid-in capital	1,231,892	1,227,292
Accumulated deficit	(607,149)	(592,352)
Accumulated other comprehensive loss, net of tax	(13,470)	(15,049)

Total Equity	613,252	621,862

Total Liabilities and Equity	$2,110,067	$2,133,123

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(14,797)	$(5,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	257	434
Cash distributions of income from unconsolidated joint ventures	20	—
Depreciation and amortization	1,006	708
(Gain) loss on disposal of property and equipment	2	(36)
Amortization of stock-based compensation	1,922	1,964
Excess tax benefits from share-based payment arrangements	—	(27)
Changes in cash and equivalents due to:
Trade and other receivables	(1,163)	(8,080)
Mortgage loans held for sale	10,294	8,544
Inventories - owned	(105,146)	(40,826)
Inventories - not owned	(2,810)	(11,062)
Other assets	3,140	108,412
Accounts payable	(931)	(929)
Accrued liabilities	(1,944)	(20,461)

Net cash provided by (used in) operating activities	(110,150)	33,570

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(3,369)	(845)
Distributions from unconsolidated homebuilding joint ventures	49	11
Other investing activities	(729)	(174)

Net cash provided by (used in) investing activities	(4,049)	(1,008)

Cash Flows From Financing Activities:
Change in restricted cash	(4,175)	942
Net proceeds from (principal payments on) secured project debt and other notes payable	(405)	(34,758)
Payment of debt issuance costs	(4,575)	—
Net proceeds from (payments on) mortgage credit facilities	(9,649)	(8,561)
Excess tax benefits from share-based payment arrangements	—	27
Payment of common stock issuance costs	(324)	—
Proceeds from the exercise of stock options	131	487

Net cash provided by (used in) financing activities	(18,997)	(41,863)

Net increase (decrease) in cash and equivalents	(133,196)	(9,301)
Cash and equivalents at beginning of period	731,371	595,559

Cash and equivalents at end of period	$598,175	$586,258

Cash and equivalents at end of period	$598,175	$586,258
Homebuilding restricted cash at end of period	32,413	14,128
Financial services restricted cash at end of period	2,870	3,195

Cash and equivalents and restricted cash at end of period	$633,458	$603,581

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2011 and the results of operations and cash flows for the periods presented. Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the three months ended March 31, 2011.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, Fair Value Measurements and Disclosures — Overall. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for us in the first quarter of 2010, except for Level 3 activity disclosures (please see Note 19 for further discussion), which were effective beginning January 1, 2011. Our adoption of these disclosure provisions of ASU 2010-06 did not have an impact on our consolidated financial statements.

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

Our mortgage financing operations provide mortgage financing to our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market. Our title service operation provides title examinations for our homebuyers in Texas. Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under “Financial Services.”

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California	$78,910	$98,901
Southwest	35,779	43,699
Southeast	29,010	32,769

Total homebuilding revenues	$143,699	$175,369

Homebuilding pretax income (loss):
California	$(2,121)	$2,215
Southwest	(3,887)	(1,509)
Southeast	(3,719)	(3,630)
Corporate	(3,627)	(1,960)

Total homebuilding pretax loss	$(13,354)	$(4,884)

Homebuilding loss from unconsolidated joint ventures:
California	$(239)	$(420)
Southwest	(8)	(11)
Southeast	(10)	(3)

Total homebuilding loss from unconsolidated joint ventures	$(257)	$(434)

Restructuring charges:
California	$424	$—
Southwest	47	—
Southeast	—	—
Corporate	90	—

Total restructuring charges	$561	$—

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Homebuilding assets:
California	$890,659	$819,376
Southwest	250,809	233,120
Southeast	263,688	237,635
Corporate	659,782	786,791

Total homebuilding assets	$2,064,938	$2,076,922

Homebuilding investments in unconsolidated joint ventures:
California	$72,279	$69,968
Southwest	2,734	2,743
Southeast	2,078	1,150

Total homebuilding investments in unconsolidated joint ventures	$77,091	$73,861

4.	Earnings (Loss) Per Common Share

We compute earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires the presentation of both basic and diluted earnings (loss) per common share for financial statement purposes. Basic earnings (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest and a holding restriction through August 23, 2011), is classified as a convertible participating security in accordance with ASC 260, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net income (loss) allocated to the holders of our Series B Preferred Stock is calculated based on the preferred shareholder’s proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method. For the three months ended March 31, 2011 and 2010, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Numerator:
Net loss	$(14,797)	$(5,071)
Less: Net loss allocated to preferred shareholder	6,415	3,002

Net loss available to common shareholders	$(8,382)	$(2,069)

Denominator:
Weighted average basic and diluted common shares outstanding	193,158,727	101,836,408
Loss per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

As of March 31, 2011 and 2010, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock. The following table sets forth the potential weighted average diluted common shares outstanding if our Series B Preferred Stock was converted to common stock. Please see Note 16 “Stockholders’ Equity” for further discussion of the Series B Preferred Stock.

	Three Months Ended March 31,
	2011	2010
Weighted average diluted common shares outstanding	193,158,727	101,836,408
Additional weighted average common shares outstanding if the Series B
Preferred Stock converted to common shares	147,812,786	147,812,786

Total potential weighted average diluted common shares outstanding if the Series B Preferred Stock converted to common shares	340,971,513	249,649,194

In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock was converted to common stock, all net income (loss) would be allocated to common stock in the computation of earnings (loss) per share.

5.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net loss	$(14,797)	$(5,071)
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	1,579	(609)

Comprehensive loss	$(13,218)	$(5,680)

6.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant.

During the three months ended March 31, 2011, we issued 704,435 shares of common stock to our officers and key employees and 40,032 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Stock options	$1,482	$1,367
Common stock grants	440	597

Total	$1,922	$1,964

As of March 31, 2011, total unrecognized compensation expense related to stock-based compensation was $6.3 million, with a weighted average period over which the unrecognized compensation expense will be recorded of approximately 1.2 years.

7.	Restricted Cash

At March 31, 2011, restricted cash included $35.3 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($32.4 million of homebuilding restricted cash and $2.9 million of financial services restricted cash).

8.	Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	March 31, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$534,816	$170,299	$171,738	$876,853
Homes completed and under construction	189,688	55,712	66,789	312,189
Model homes	73,943	13,014	16,366	103,323

Total inventories owned	$798,447	$239,025	$254,893	$1,292,365

	December 31, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$492,501	$158,324	$150,856	$801,681
Homes completed and under construction	164,237	51,382	66,161	281,780
Model homes	70,579	13,085	14,572	98,236

Total inventories owned	$727,317	$222,791	$231,589	$1,181,697

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. During the three months ended March 31, 2011 and 2010, the total number of projects included in inventories-owned and reviewed for impairment were 237 and 201, respectively. Based on the impairment review, we did not record any impairments during the three months ended March 31, 2011 and 2010.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Land purchase and lot option deposits	$19,513	$18,499
Other lot option contracts, net of deposits	500	500

Total inventories not owned	$20,013	$18,999

Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created. As of March 31, 2011, we were not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method. For the three months ended March 31, 2011 and 2010, we expensed $10.5 million and $12.0 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Total interest incurred (1)	$34,854	$26,230
Less: Interest capitalized to inventories owned	(22,710)	(13,599)
Less: Interest capitalized to investments in unconsolidated joint ventures	(1,629)	(646)

Interest expense	$10,515	$11,985

Interest previously capitalized to inventories owned, included in cost of home sales	$10,980	$11,363
Interest previously capitalized to inventories owned, included in cost of land sales	$—	$433
Interest previously capitalized to investments in unconsolidated joint ventures, included in loss from unconsolidated joint ventures	$137	$37
Interest capitalized in ending inventories owned (2)	$159,665	$143,297
Interest capitalized as a percentage of inventories owned	12.4%	13.9%
Interest capitalized in ending investments in unconsolidated joint ventures (2)	$5,969	$2,517
Interest capitalized as a percentage of investments in unconsolidated joint ventures	7.7%	6.2%

(1)	For the three months ended March 31, 2011, interest incurred included the noncash amortization of $2.6 million of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 17 “Derivative Instruments and Hedging Activities”).
(2)	During the three months ended March 31, 2010, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $31,000 of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Revenues	$12,410	$6,585
Cost of sales and expenses	(10,464)	(8,429)

Income (loss) of unconsolidated joint ventures	$1,946	$(1,844)

Loss from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(257)	$(434)

Loss from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements.

During the three months ended March 31, 2011 and 2010, the total number of projects included in investments in unconsolidated joint ventures and reviewed for impairment were 6 and 7, respectively, with certain unconsolidated joint ventures having multiple real estate projects. Based on the impairment review, no projects were determined to be impaired for the three months ended March 31, 2011 and 2010.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Cash	$15,463	$19,202
Inventories	241,579	240,492
Other assets	7,953	7,964

Total assets	$264,995	$267,658

Liabilities and Equity:
Accounts payable and accrued liabilities	$31,109	$37,124
Recourse debt	995	3,865
Standard Pacific equity	75,223	74,793
Other members’ equity	157,668	151,876

Total liabilities and equity	$264,995	$267,658

Investment in unconsolidated joint ventures reflected in the accompanying condensed consolidated balance sheets	$77,091	$73,861

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture. Our investment in unconsolidated joint ventures also included approximately $6.0 million and $4.5 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2011 and December 31, 2010, respectively, which capitalized interest is not included in the combined balance sheets above.

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Property and equipment, net	$6,878	$3,868
Deferred debt issuance costs	29,137	25,324
Prepaid insurance	739	1,629
Other assets	3,281	7,354

Total homebuilding other assets	$40,035	$38,175

12.	Warranty Costs

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

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Warranty accrual, beginning of the period	$20,866	$22,606
Warranty costs accrued during the period	664	857
Warranty costs paid during the period	(888)	(1,018)

Warranty accrual, end of the period	$20,642	$22,445

13.	Revolving Credit Facility and Letter of Credit Facilities

On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”). The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions. The Revolving Facility contains financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio. This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures. Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options. As of the date hereof, we satisfied the conditions necessary to borrow under the facility and had no amounts outstanding.

As of March 31, 2011 we were party to three letter of credit facilities that require cash collateralization. As of March 31, 2011, these facilities, which have maturity dates ranging from September 2011 to November 2011, had commitments that aggregated $51 million, had a total of $32.0 million outstanding, and were secured by cash collateral deposits of $32.4 million.

14.	Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible. At March 31, 2011, we had approximately $4.3 million outstanding in secured project debt and other notes payable.

15.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
6 1/4% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10 3/4% Senior Notes due September 2016, net of discount	261,037	260,439
8 3/8% Senior Notes due May 2018, net of premium	581,007	581,162
8 3/8% Senior Notes due January 2021, net of discount	396,671	396,616

	$1,273,475	$1,272,977

Senior subordinated notes payable consisted of the following at:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net of discount	$33,427	$32,564
9 1/4% Senior Subordinated Notes due April 2012, net of discount	9,977	9,975

	$43,404	$42,539

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness. These senior notes described above and our 9 1/4% Senior Subordinated Notes due 2012 further described below, contain various restrictive covenants, including, with respect to the 10 3/4% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation. As of March 31, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments. In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries. As of March 31, 2011, we had approximately $460.7 million of cash available in our unrestricted subsidiaries. Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several. Please see Note 23 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

Certain provisions of ASC Topic 470, Debt (“ASC 470”), require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. We adopted these new provisions of ASC 470 as of January 1, 2009 related to our 6% Convertible Senior Subordinated Notes due 2012 (the “Convertible Notes”) resulting in the remaining balance of the Convertible Notes to be accreted to its redemption value, approximately $39.6 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $6.2 million and $7.0 million at March 31, 2011 and December 31, 2010, respectively. Interest capitalized to inventories owned is included in cost of sales as related units are sold (please see Note 9 “Capitalization of Interest”).

16.	Stockholders’ Equity

At March 31, 2011, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option (subject to a holding restriction through August 23, 2011) into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of March 31, 2011, the outstanding shares of Series B Preferred Stock and common stock (89.4 million shares) owned by MatlinPatterson represented approximately 69% of the total number of shares of our common stock outstanding on an if-converted basis.

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

In May 2006, we entered into two interest rate swap agreements related to our Term Loan B with an aggregate notional amount of $250 million that effectively fixed our 3-month LIBOR rates for our term loan through its original maturity date of May 2013. The swap agreements were designated as cash flow hedges and, accordingly, were reflected at their fair market value in accrued liabilities in our consolidated balance sheets. To the extent the swaps were deemed effective and qualified for hedge accounting treatment, the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements in connection with our debt refinance transaction that closed in the 2010 fourth quarter. As a result, we have no payment obligation remaining related to interest rate swap agreements. The $24.5 million cost associated with the early unwind of the interest rate swap agreements (of which a remaining unamortized balance of $15.0 million was included in accumulated other comprehensive loss, net of tax, and $9.3 million was included in deferred income taxes in the accompanying condensed consolidated balance sheets as of December 31, 2010) will be amortized over a period of approximately 2.3 years (or May 2013), the original maturity date of the terminated instruments.

For the three months ended March 31, 2011, we recorded other comprehensive income of $1.6 million, net of tax, related to amortization to interest incurred of the remaining cost associated with the early unwind of the interest rate swap agreements (of which a remaining unamortized balance of $13.5 million is included in accumulated other comprehensive loss, net of tax, and $8.3 million is included in deferred income taxes in the accompanying condensed consolidated balance sheets as of March 31, 2011). For the three months ended March 31, 2010, we recorded other comprehensive loss of $0.6 million, net of tax, related to ineffectiveness of the swap agreements.

18.	Mortgage Credit Facilities

At March 31, 2011, we had approximately $20.7 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender, all of which mature in July 2011. The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, although the lender of the $45 million repurchase facility and the $60 million early purchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. The lender of the $45 million repurchase facility has the right to terminate the repurchase facility on not less than 90 days notice. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $2.9 million as of March 31, 2011, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of March 31, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

Secured Project Debt and Other Notes Payable—These notes are for seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible. The notes were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$619,807	$619,807	$748,754	$748,754
Financial services:
Cash and equivalents	$13,651	$13,651	$13,725	$13,725
Mortgage loans held for investment, net	$9,938	$9,938	$9,904	$9,904
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$4,333	$4,333	$4,738	$4,738
Senior notes payable, net	$1,273,475	$1,378,098	$1,272,977	$1,283,611
Senior subordinated notes payable, net	$43,404	$51,996	$42,539	$51,369
Financial services:
Mortgage credit facilities	$20,695	$20,695	$30,344	$30,344
Off-balance sheet financial instruments:
Mortgage loan commitments	$28,706	$29,172	$25,126	$25,543

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

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets and liabilities have been measured at fair value in accordance with ASC 820 for the three months ended March 31, 2011:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Mortgage loans held for sale, net	$21,833	$—	$21,833	$—

Mortgage Loans Held for Sale—These consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable. Fair values of these loans are based on quoted prices from third party investors when preselling loans.

20.	Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At March 31, 2011, we had one option contract outstanding with a third party financial entity with approximately $0.9 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At March 31, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $14.9 million and capitalized preacquisition and other development and construction costs of approximately $6.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $249.5 million. Approximately $0.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

Our utilization of option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries, general housing market conditions, and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions

We did not record any charges related to deposit write-offs during the three months ended March 31, 2011 and 2010. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off additional option deposits in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources. As of March 31, 2011, we held membership interests in 18 homebuilding and land development joint ventures, of which seven were active and 11 were inactive or winding down. As of such date, one joint venture had an aggregate of $1.0 million in recourse project specific financing which is scheduled to mature in June 2011. In addition, as of March 31, 2011, our joint ventures had $13.4 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $1.5 million remaining in cost to complete.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects. At March 31, 2011, we had approximately $177.9 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $62.5 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage, Inc. Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), as investors complete their administrative review of applicable loan documents. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $28.3 million at March 31, 2011 and carried a weighted average interest rate of approximately 4.3%. Interest rate risks related to these obligations are mitigated through the preselling of loans to investors. As of March 31, 2011, Standard Pacific Mortgage had approximately $21.5 million in closed mortgage loans held for sale and $28.7 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. As of March 31, 2011, we had been required to repurchase or pay make-whole premiums on 0.33% of the $6.2 billion total dollar value of the loans ($2.2 billion of which represented non-full documentation loans) we originated from the beginning of 2004 through the first quarter of 2011, and incurred approximately $6.4 million of related losses ($5.2 million for non-full documentation loans) during this period. During the three months ended March 31, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $1.1 million and $0.4 million, respectively. As of March 31, 2011, Standard Pacific Mortgage had repurchase reserves related to loans sold of approximately $1.9 million. In addition, during the three months ended March 31, 2011, Standard Pacific Mortgage made make-whole payments totaling approximately $1.0 million related to seven loans, compared to no payments made in the year earlier period.

Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value. As of March 31, 2011, Standard Pacific Mortgage had $14.6 million of loans held for investment that had a loan loss reserve of approximately $4.7 million. During the three months ended March 31, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0 and $0.3 million, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Our total insurance and litigation accruals as of March 31, 2011 and December 31, 2010 were $52.8 million and $56.2 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets. Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources. We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f. Restructuring Costs

Our operations have been impacted by weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. During the three months ended March 31, 2011, we recorded $0.6 million of homebuilding restructuring charges included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume. We did not incur any restructuring charges in the 2010 first quarter. We believe that our restructuring activities are substantially complete as of March 31, 2011. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Below is a summary of restructuring charges (including financial services) incurred during the three months ended March 31, 2011, and the cumulative amount incurred from January 1, 2008 through March 31, 2011:

	Termination and	Termination and
	Three Months Ended March 31, 2011	Incurred to Date
	(Dollars in thousands)
Employee severance costs	$561	$29,471
Lease termination and other exit costs	—	13,417
Property and equipment disposals	—	4,338

	$561	$47,226

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our restructuring accrual are detailed in the table set forth below:

	Termination and	Termination and	Termination and	Termination and
	Three Months Ended March 31, 2011
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$22	$2,251	$—	$2,273
Restructuring costs accrued and other adjustments during the period	561	—	—	561
Restructuring costs paid during the period	(41)	(360)	—	(401)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$542	$1,891	$—	$2,433

	Three Months Ended March 31, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$1,417	$5,810	$—	$7,227
Restructuring costs accrued and other adjustments during the period	—	—	—	—
Restructuring costs paid during the period	(1,100)	(985)	—	(2,085)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$317	$4,825	$—	$5,142

21.	Income Taxes

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

The components of our net deferred income tax asset are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Inventory	$206,814	$216,028
Financial accruals	50,430	49,605
Federal net operating loss carryforwards	200,997	189,179
State net operating loss carryforwards	49,613	48,317
Goodwill impairment charges	22,327	22,327
Other, net	141	179

Subtotal	530,322	525,635
Less: Valuation allowance	(522,025)	(516,366)

Deferred income taxes	$8,297	$9,269

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and tax planning alternatives.

During the three months ended March 31, 2011 and 2010, we generated deferred tax assets of $5.7 million and $2.0 million, respectively, related to pretax losses, and determined under ASC 740 in both instances that we were required to establish a full valuation allowance against these assets. As of March 31, 2011, due primarily to our current and cumulative losses, the uncertainty as to the duration of the housing market’s downturn and its impact on our ability to predict future taxable income, we have determined that an aggregate valuation allowance of $522.0 million against our deferred tax asset of $530.3 million is required. If we generate taxable income in the future, subject to the potential limitations discussed below, we will be able to reduce our effective tax rate through a reduction in this valuation allowance.

We underwent a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”) on June 27, 2008. As a result, a portion of our deferred tax asset became subject to the various limitations on its use that are imposed by Section 382. At March 31, 2011, $276 million of this asset was subject to limitations, of which $136 million was subject to the unrealized built-in loss limitations and $140 million was subject to federal and state net operating loss carryforward limitations.

The limitations ultimately placed on the $136 million subject to the unrealized built-in loss limitations depends on, among other things, when, and at what price, we dispose of assets with built-in losses. Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes. Assets with built-in losses sold after June 27, 2013 are not subject to these limitations. In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference. No such reductions were recorded during the three months ended March 31, 2011. However, during the years ended December 31, 2010 and 2009, we recorded such reductions in the amounts of $22.9 million and $68.1 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation. We have recovered over 40% of the built-in losses contained in assets that we have sold since the beginning of 2010.

As of March 31, 2011, $140 million of the $250 million portion of our deferred tax asset related to net operating loss carryforwards (or approximately $339 million and $378 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is subject to a $15.6 million gross annual deduction limitation for both federal and state purposes. The remaining $110 million (or approximately $238 million and $426 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

As of March 31, 2011, our liability for gross unrecognized tax benefits was $13.7 million, all of which, if recognized, would affect our effective tax rate. There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended March 31, 2011, nor do we anticipate significant changes during the next 12-month period. As of March 31, 2011, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2006 through 2010.

22.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,199	$31,003
Income taxes	$—	$31

Supplemental Disclosures of Noncash Activities:
Changes in inventories not owned	$—	$6,055
Changes in liabilities from inventories not owned	$—	$2,549
Changes in noncontrolling interests	$—	$3,506

23.	Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated public notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$62,690	$75,032	$5,977	$—	$143,699
Cost of sales	(47,103)	(63,104)	(4,105)	—	(114,312)

Gross margin	15,587	11,928	1,872	—	29,387

Selling, general and administrative expenses	(17,610)	(14,030)	(621)	—	(32,261)
Loss from unconsolidated joint ventures	(22)	(26)	(209)	—	(257)
Equity income (loss) of subsidiaries	(4,986)	—	—	4,986	—
Interest expense	(5,128)	(4,881)	(506)	—	(10,515)
Other income (expense)	(83)	(30)	405	—	292

Homebuilding pretax income (loss)	(12,242)	(7,039)	941	4,986	(13,354)

Financial Services:
Financial services pretax income (loss)	(15)	15	(1,343)	—	(1,343)

Income (loss) before income taxes	(12,257)	(7,024)	(402)	4,986	(14,697)
(Provision) benefit for income taxes	(2,540)	2,022	418	—	(100)

Net income (loss)	$(14,797)	$(5,002)	$16	$4,986	$(14,797)

	Three Months Ended March 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$77,581	$81,611	$16,177	$—	$175,369
Cost of sales	(55,980)	(66,609)	(12,917)	—	(135,506)

Gross margin	21,601	15,002	3,260	—	39,863

Selling, general and administrative expenses	(16,964)	(14,732)	(1,056)	—	(32,752)
Income (loss) from unconsolidated joint ventures	(437)	(16)	19	—	(434)
Equity income (loss) of subsidiaries	(1,919)	—	—	1,919	—
Interest expense	(5,555)	(5,961)	(469)	—	(11,985)
Other income (expense)	(908)	(228)	1,560	—	424

Homebuilding pretax income (loss)	(4,182)	(5,935)	3,314	1,919	(4,884)

Financial Services:
Financial services pretax income (loss)	(33)	33	(98)	—	(98)

Income (loss) before income taxes	(4,215)	(5,902)	3,216	1,919	(4,982)
(Provision) benefit for income taxes	(856)	1,329	(562)	—	(89)

Net income (loss)	$(5,071)	$(4,573)	$2,654	$1,919	$(5,071)

23.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$133,512	$213	$453,669	$—	$587,394
Restricted cash	—	—	32,413	—	32,413
Trade and other receivables	412,340	2,441	7,389	(414,840)	7,330
Inventories:
Owned	532,834	603,130	156,401	—	1,292,365
Not owned	9,595	7,058	3,360	—	20,013
Investments in unconsolidated joint ventures	18,946	2,331	55,814	—	77,091
Investments in subsidiaries	862,754	—	—	(862,754)	—
Deferred income taxes, net	8,149	—	—	148	8,297
Other assets	36,490	3,540	182	(177)	40,035

	2,014,620	618,713	709,228	(1,277,623)	2,064,938
Financial Services:
Cash and equivalents	—	—	10,781	—	10,781
Restricted cash	—	—	2,870	—	2,870
Mortgage loans held for sale, net	—	—	20,016	—	20,016
Mortgage loans held for investment, net	—	—	9,938	—	9,938
Other assets	—	—	4,187	(2,663)	1,524

	—	—	47,792	(2,663)	45,129

Total Assets	$2,014,620	$618,713	$757,020	$(1,280,286)	$2,110,067

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$5,043	$8,981	$1,761	$—	$15,785
Accrued liabilities	79,446	341,928	129,574	(412,606)	138,342
Secured project debt and other notes payable	—	109	4,224	—	4,333
Senior notes payable	1,273,475	—	—	—	1,273,475
Senior subordinated notes payable	43,404	—	—	—	43,404

	1,401,368	351,018	135,559	(412,606)	1,475,339
Financial Services:
Accounts payable and other liabilities	—	—	4,207	(3,426)	781
Mortgage credit facilities	—	—	22,195	(1,500)	20,695

	—	—	26,402	(4,926)	21,476

Total Liabilities	1,401,368	351,018	161,961	(417,532)	1,496,815

Equity:
Total Stockholders’ Equity	613,252	267,695	595,059	(862,754)	613,252

Total Liabilities and Equity	$2,014,620	$618,713	$757,020	$(1,280,286)	$2,110,067

23.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$260,869	$217	$459,430	$—	$720,516
Restricted cash	—	—	28,238	—	28,238
Trade and other receivables	411,804	2,225	7,555	(415,417)	6,167
Inventories:
Owned	429,951	617,641	134,105	—	1,181,697
Not owned	10,405	5,239	3,355	—	18,999
Investments in unconsolidated joint ventures	17,203	2,316	54,342	—	73,861
Investments in subsidiaries	867,740	—	—	(867,740)	—
Deferred income taxes, net	9,121	—	—	148	9,269
Other assets	33,994	4,024	168	(11)	38,175

	2,041,087	631,662	687,193	(1,283,020)	2,076,922
Financial Services:
Cash and equivalents	—	—	10,855	—	10,855
Restricted cash	—	—	2,870	—	2,870
Mortgage loans held for sale, net	—	—	30,279	—	30,279
Mortgage loans held for investment, net	—	—	9,904	—	9,904
Other assets	—	—	5,003	(2,710)	2,293

	—	—	58,911	(2,710)	56,201

Total Assets	$2,041,087	$631,662	$746,104	$(1,285,730)	$2,133,123

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$5,971	$8,371	$2,594	$(220)	$16,716
Accrued liabilities	97,738	350,321	107,347	(412,279)	143,127
Secured project debt and other notes payable	—	273	4,465	—	4,738
Senior notes payable	1,272,977	—	—	—	1,272,977
Senior subordinated notes payable	42,539	—	—	—	42,539

	1,419,225	358,965	114,406	(412,499)	1,480,097
Financial Services:
Accounts payable and other liabilities	—	—	4,811	(3,991)	820
Mortgage credit facilities	—	—	31,844	(1,500)	30,344

	—	—	36,655	(5,491)	31,164

Total Liabilities	1,419,225	358,965	151,061	(417,990)	1,511,261

Equity:
Total Stockholders’ Equity	621,862	272,697	595,043	(867,740)	621,862

Total Liabilities and Equity	$2,041,087	$631,662	$746,104	$(1,285,730)	$2,133,123

23.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(120,361)	$220	$9,991	$—	$(110,150)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,587)	(41)	(1,741)	—	(3,369)
Distributions from unconsolidated homebuilding joint ventures	—	—	49	—	49
Other investing activities	(641)	(19)	(69)	—	(729)

Net cash provided by (used in) investing activities	(2,228)	(60)	(1,761)	—	(4,049)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	(4,175)	—	(4,175)
Principal payments on secured project debt and other notes payable	—	(164)	(241)	—	(405)
Payment of debt issuance costs	(4,575)	—	—	—	(4,575)
Net proceeds from (payments on) mortgage credit facilities	—	—	(9,649)	—	(9,649)
Payment of common stock issuance costs	(324)	—	—	—	(324)
Proceeds from the exercise of stock options	131	—	—	—	131

Net cash provided by (used in) financing activities	(4,768)	(164)	(14,065)	—	(18,997)

Net increase (decrease) in cash and equivalents	(127,357)	(4)	(5,835)	—	(133,196)
Cash and equivalents at beginning of period	260,869	217	470,285	—	731,371

Cash and equivalents at end of period	$133,512	$213	$464,450	$—	$598,175

	Three Months Ended March 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$13,113	$178	$20,279	$—	$33,570

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(620)	(25)	(200)	—	(845)
Distributions from unconsolidated homebuilding joint ventures	—	—	11	—	11
Other investing activities	(131)	(17)	(26)	—	(174)

Net cash provided by (used in) investing activities	(751)	(42)	(215)	—	(1,008)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	942	—	942
Principal payments on secured project debt and other notes payable	(6,404)	(194)	(28,160)	—	(34,758)
Net proceeds from (payments on) mortgage credit facilities	—	—	(8,561)	—	(8,561)
Proceeds from the exercise of stock options	487	—	—	—	487
Excess tax benefits from share-based payment arrangements	27	—	—	—	27
(Contributions to) distributions from corporate and subsidiaries	(230)	—	230	—	—

Net cash provided by (used in) financing activities	(6,120)	(194)	(35,549)	—	(41,863)

Net increase (decrease) in cash and equivalents	6,242	(58)	(15,485)	—	(9,301)
Cash and equivalents at beginning of period	183,135	402	412,022	—	595,559

Cash and equivalents at end of period	$189,377	$344	$396,537	$—	$586,258

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$143,699	$174,913
Land sale revenues	—	456

Total revenues	143,699	175,369

Cost of home sales	(114,312)	(135,253)
Cost of land sales	—	(253)

Total cost of sales	(114,312)	(135,506)

Gross margin	29,387	39,863

Gross margin percentage	20.5%	22.7%

Selling, general and administrative expenses	(32,261)	(32,752)
Loss from unconsolidated joint ventures	(257)	(434)
Interest expense	(10,515)	(11,985)
Other income (expense)	292	424

Homebuilding pretax loss	(13,354)	(4,884)

Financial Services:
Revenues	1,060	2,298
Expenses	(2,418)	(2,429)
Other income	15	33

Financial services pretax loss	(1,343)	(98)

Loss before income taxes	(14,697)	(4,982)
Provision for income taxes	(100)	(89)

Net loss	(14,797)	(5,071)
Less: Net loss allocated to preferred shareholder	6,415	3,002

Net loss available to common stockholders	$(8,382)	$(2,069)

Loss per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Weighted average common shares outstanding:
Basic	193,158,727	101,836,408
Diluted	193,158,727	101,836,408
Weighted average additional common shares outstanding if preferred shares converted to common shares (1)	147,812,786	147,812,786

Net cash provided by (used in) operating activities	$(110,150)	$33,570
Net cash provided by (used in) investing activities	$(4,049)	$(1,008)
Net cash provided by (used in) financing activities	$(18,997)	$(41,863)
Adjusted Homebuilding EBITDA (2)	$11,018	$21,879

(1)	In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC. If the preferred stock was converted to common stock, the total weighted average common shares outstanding as of March 31, 2011 and 2010 would have been 341.0 million and 249.6 million, respectively.
(2)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(2)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(110,150)	$33,570
Add:
Provision for income taxes	100	89
Homebuilding interest amortized to cost of sales and interest expense	21,495	23,781
Excess tax benefits from share-based payment arrangements	—	27
Less:
Income from financial services subsidiary	(1,358)	(131)
Depreciation and amortization from financial services subsidiary	343	157
(Gain) loss on disposal of property and equipment	2	(36)
Net changes in operating assets and liabilities:
Trade and other receivables	1,163	8,080
Mortgage loans held for sale	(10,294)	(8,544)
Inventories-owned	105,146	40,826
Inventories-not owned	2,810	11,062
Other assets	(3,140)	(108,412)
Accounts payable	931	929
Accrued liabilities	1,944	20,461

Adjusted Homebuilding EBITDA	$11,018	$21,879

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Overview

Despite challenging housing marketing conditions, during the 2011 first quarter we made progress with our strategy of positioning our operations for growth. Consistent with this strategy, we focused our efforts on opening new communities and further increasing our land investments. We intend to continue to focus on increasing our active community count and rebuilding our land portfolio while maintaining a proper balance between new investment and liquidity. Our operations continue to be impacted by weak housing demand in substantially all of our markets, driven by a housing supply/demand imbalance (including as a result of record foreclosures), low consumer confidence, high unemployment and price instability. New home deliveries, net new orders and backlog decreased during the 2011 first quarter compared to the year earlier period. In addition, while home pricing has been under pressure over the last few quarters, our gross margin from home sales has remained above 20% for the sixth consecutive quarter and the dollar value of our backlog increased 54% since the 2010 fourth quarter.

We reported a net loss of $14.8 million, or $0.04 per diluted share, during the 2011 first quarter, compared to a net loss of $5.1 million, or $0.02 per diluted share, in the first quarter of 2010. The increase in our year-over-year quarterly loss was primarily driven by a decrease in home sale revenues resulting from a decline in deliveries and lower gross margins. The 2011 first quarter included $0.6 million of restructuring charges related to employee severance.

We ended the period with $619.8 million of homebuilding cash (including $32.4 million of restricted cash). Net cash used in operating activities during the three months ended March 31, 2011 was $110.2 million, compared to $33.6 million of net cash generated by operating activities during the three months ended March 31, 2010. The decrease in net cash flows from operating activities for the three months ended March 31, 2011 as compared to the prior year period was driven primarily by a $31.7 million decrease in homebuilding revenues due to an 18% decline in new home deliveries, a $36.3 million increase in cash land purchases and a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter.

Homebuilding

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California	$78,910	$98,901
Southwest	35,779	43,699
Southeast	29,010	32,769

Total homebuilding revenues	$143,699	$175,369

Homebuilding pretax income (loss):
California	$(2,121)	$2,215
Southwest	(3,887)	(1,509)
Southeast	(3,719)	(3,630)
Corporate	(3,627)	(1,960)

Total homebuilding pretax income (loss)	$(13,354)	$(4,884)

We reported a homebuilding pretax loss for the 2011 first quarter of $13.4 million compared to a pretax loss of $4.9 million in the year earlier period. The increase in our quarterly loss was driven primarily by an 18% decrease in home sale revenues from $174.9 million for the 2010 first quarter to $143.7 million for the 2011 first quarter and a 220 basis point decrease in our gross margin to 20.5%.

	Three Months Ended March 31,
	2011	2010	% Change
New homes delivered:
California	170	218	(22%	)

Arizona	35	47	(26%	)
Texas	76	90	(16%	)
Colorado	17	25	(32%	)
Nevada	5	—	—

Total Southwest	133	162	(18%	)

Florida	62	86	(28%	)
Carolinas	74	71	4%

Total Southeast	136	157	(13%	)

Consolidated total	439	537	(18%	)
Unconsolidated joint ventures (1)	8	13	(38%	)

Total (including joint ventures) (1)	447	550	(19%	)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

New home deliveries (exclusive of joint ventures) decreased 18% during the 2011 first quarter as compared to the prior year period. The decline in deliveries was driven primarily by a 31% reduction in the number of homes in backlog at the beginning of the quarter as compared to the year earlier period and a 14% decrease in net new orders during the 2011 first quarter.

	Three Months Ended March 31,
	2011	2010	% Change
Average selling prices of homes delivered:
California	$464,000	$454,000	2%

Arizona	205,000	198,000	4%
Texas	294,000	299,000	(2%	)
Colorado	311,000	298,000	4%
Nevada	192,000	—	—

Total Southwest	269,000	270,000	—

Florida	203,000	188,000	8%
Carolinas	222,000	227,000	(2%	)

Total Southeast	213,000	206,000	3%

Consolidated (excluding joint ventures)	327,000	326,000	—
Unconsolidated joint ventures (1)	391,000	492,000	(21%	)

Total (including joint ventures) (1)	$328,000	$330,000	(1%	)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

The increase in our consolidated average home price (excluding joint ventures) for the 2011 first quarter was due primarily to a mix shift, which was partially offset by slightly lower pricing and, to a lesser extent, fewer California deliveries.

Gross Margin

Our 2011 first quarter gross margin percentage from home sales was 20.5% compared to 22.7% in the prior year period. The 220 basis point decline in our gross margin from home sales was driven by lower margins in substantially all of our markets due to competitive pricing pressure, a mix shift to more deliveries from lower margin projects, and to a lesser extent, a reduction in the percentage of California deliveries, which typically have higher gross margins than our other operating divisions, compared to the 2010 first quarter.

SG&A Expenses

Our 2011 first quarter selling, general and administrative (“SG&A”) expenses (including Corporate G&A) were $32.3 million compared to $32.8 million for the prior year period. Our 2011 first quarter SG&A expenses included $0.6 million in restructuring charges related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume. Excluding the restructuring charges, our 2011 first quarter adjusted SG&A rate from home sales was 22.1% (please see the table set forth below reconciling this non-GAAP measure to our SG&A rate from home sales) versus a SG&A rate from home sales of 18.7% in the 2010 first quarter. The 340 basis point increase in our adjusted SG&A rate was primarily the result of an 18% decrease in revenues from home sales and higher sales and marketing costs associated with new community openings.

The table set forth below reconciles our SG&A expenses and SG&A rate from home sales for the three months ended March 31, 2011 to our SG&A expenses and SG&A rate from home sales, excluding restructuring charges:

	Three Months Ended March 31 2011,
	SG&A	SG&A % from home sales
	(Dollars in thousands)
Selling, general and administrative expenses	$32,261	22.5%
Less: Restructuring charges	(561)	(0.4%	)

Selling, general and administrative expenses, excluding restructuring charges	$31,700	22.1%

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

Unconsolidated Joint Ventures

We recognized a $0.3 million loss from unconsolidated joint ventures during the 2011 first quarter compared to a $0.4 million loss in the year earlier period. The loss from unconsolidated joint ventures recognized in the 2011 first quarter primarily represented $0.2 million of losses related to a Southern California land development joint venture. The loss in the 2010 first quarter primarily represented $0.9 million of losses related to a Southern California land development joint venture, partially offset by $0.5 million of income related to a Northern California homebuilding joint venture.

Interest Expense

For the three months ended March 31, 2011 and 2010, we expensed $10.5 million and $12.0 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets. The decline in our year-over-year interest expense was primarily the result of increased land purchases made during the twelve month period ended March 31, 2011 that resulted in a higher level of qualified assets. To the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2011 and 2010 primarily represented interest income.

	Three Months Ended March 31,
	2011	2010	% Change		% Change Same Store (1)
Net new orders (2):
California	232	290	(20%	)	(22%	)

Arizona	46	60	(23%	)	(32%	)
Texas	120	106	13%		(3%	)
Colorado	26	29	(10%	)	8%
Nevada	1	3	(67%	)	(67%	)

Total Southwest	193	198	(3%	)	(11%	)

Florida	115	141	(18%	)	(41%	)
Carolinas	112	130	(14%	)	(10%	)

Total Southeast	227	271	(16%	)	(28%	)

Consolidated total	652	759	(14%	)	(22%	)
Unconsolidated joint ventures (3)	8	15	(47%	)	(47%	)

Total (including joint ventures)	660	774	(15%	)	(22%	)

	Three Months Ended March 31,
	2011	2010	% Change
Average number of selling communities during the period:
California	45	44	2%

Arizona	9	8	13%
Texas	21	18	17%
Colorado	5	6	(17%	)
Nevada	1	1	—

Total Southwest	36	33	9%

Florida	33	24	38%
Carolinas	24	25	(4%	)

Total Southeast	57	49	16%

Consolidated total	138	126	10%
Unconsolidated joint ventures (3)	3	3	—

Total (including joint ventures)	141	129	9%

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

Net new orders (excluding joint ventures) for the 2011 first quarter decreased 14% to 652 new homes from the 2010 first quarter on a 10% increase in the number of average active selling communities from 126 to 138. Our cancellation rate for the three months ended March 31, 2011 was 14%, down from 15% for the 2010 first quarter and 23% for the 2010 fourth quarter. Our cancellation rate as a percentage of beginning backlog was 14% and 10%, respectively, for the 2011 and 2010 first quarters. Our monthly sales absorption rate for the 2011 first quarter was 1.6 per community, down from 2.0 per community for the 2010 first quarter, but up from 1.1 per community for the 2010 fourth quarter. The slower year-over-year absorption rates reflected weaker demand in all of our markets, driven by a housing supply/demand imbalance, low consumer confidence, high unemployment and the elimination of the Federal tax credit that expired on April 30, 2010. These conditions have been magnified by the tightening of available mortgage credit for homebuyers and negative home equity for many perspective homebuyers who are looking to sell their existing homes.

	At March 31,
	2011		2010		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes		Dollar Value
California	181	$97,424	319	$154,630	(43%	)	(37%	)

Arizona	47	10,331	60	12,518	(22%	)	(17%	)
Texas	143	43,335	125	37,415	14%		16%
Colorado	39	12,302	58	16,847	(33%	)	(27%	)
Nevada	4	859	3	591	33%		45%

Total Southwest	233	66,827	246	67,371	(5%	)	(1%	)

Florida	120	24,632	133	25,709	(10%	)	(4%	)
Carolinas	93	22,930	123	30,559	(24%	)	(25%	)

Total Southeast	213	47,562	256	56,268	(17%	)	(15%	)

Consolidated total	627	211,813	821	278,269	(24%	)	(24%	)
Unconsolidated joint ventures (1)	5	2,361	11	5,072	(55%	)	(53%	)

Total (including joint ventures)	632	$214,174	832	$283,341	(24%	)	(24%	)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures. Our ownership interests in these joint ventures vary, but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) as of March 31, 2011 decreased 24% from the year earlier period to $211.8 million, or 627 homes; however, the dollar value of our backlog was up 54% over the December 2010 level. The decrease in backlog value from the 2010 first quarter reflects the slowdown in order activity experienced during the 2011 first quarter. Our consolidated average home price in backlog remained relatively flat at $338,000 as of March 31, 2011 compared to $339,000 for the year earlier period.

	At March 31,
	2011	2010	% Change
Lots owned and controlled:
California	9,577	8,174	17%

Arizona	1,926	1,974	(2%	)
Texas	3,478	1,681	107%
Colorado	768	271	183%
Nevada	1,143	1,218	(6%	)

Total Southwest	7,315	5,144	42%

Florida	5,916	4,881	21%
Carolinas	2,697	2,306	17%

Total Southeast	8,613	7,187	20%

Total (including joint ventures)	25,505	20,505	24%

Lots owned	18,221	16,220	12%
Lots optioned or subject to contract	5,844	3,295	77%
Joint venture lots (1)	1,440	990	45%

Total (including joint ventures)	25,505	20,505	24%

Lots owned:
Raw lots	4,933	5,110	(3%	)
Lots under development	4,439	2,389	86%
Finished lots	7,169	6,893	4%
Under construction or completed homes	1,680	1,828	(8%	)

Total	18,221	16,220	12%

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total lots owned and controlled as of March 31, 2011 increased 24% from the year earlier period and was up 8% from the 23,549 lots owned and controlled as of December 31, 2010.

	At March 31,
	2011	2010	% Change
Homes under construction (including speculative homes):
Consolidated	801	1,104	(27%	)
Joint ventures	11	18	(39%	)

Total	812	1,122	(28%	)

Speculative homes under construction:
Consolidated	466	548	(15%	)
Joint ventures	9	11	(18%	)

Total	475	559	(15%	)

Completed and unsold homes:
Consolidated (excluding podium projects)	407	226	80%
Podium projects	2	28	(93%	)

Total consolidated	409	254	61%
Joint ventures	4	11	(64%	)

Total	413	265	56%

The number of completed and unsold homes (excluding joint ventures) as of March 31, 2011 increased 61% to 409 homes compared to March 31, 2010 as a result of the slowdown in net new orders we experienced beginning in the second half of 2010. In response to the slowdown in demand and increase in the number of completed and unsold homes, we slowed home starts beginning in the second half of 2010, which resulted in a 27% decline in the number of homes under construction (exclusive of joint ventures) as compared to March 31, 2010. We intend to continue to closely monitor future new home starts based on sales volume and the number of completed and unsold homes that we accumulate.

Financial Services

In the 2011 first quarter, our financial services subsidiary reported a pretax loss of approximately $1.4 million compared to $0.1 million in the year earlier period. The increase in pretax loss was driven primarily by an 18% decrease in the volume of loans closed and sold compared to the year earlier period and a $0.7 million increase in loan loss reserve expense related to indemnification and repurchase reserves, from approximately $0.4 million for the 2010 first quarter to $1.1 million for the 2011 first quarter. These decreases were partially offset by a $0.3 million decrease in loan loss reserve expense related to loans held for investment.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Total Originations:
Loans	297	384
Principal	$80,216	$99,780
Capture Rate	77%	78%
Loans Sold to Third Parties:
Loans	337	411
Principal	$90,052	$107,477
Mortgage Loan Origination Product Mix:
FHA loans	38%	40%
Other government loans (VA & USDA)	17%	12%

Total government loans	55%	52%
Conforming loans	45%	48%
Jumbo loans	0%	0%

	100%	100%

Loan Type:
Fixed	96%	96%
ARM	4%	4%
Credit Quality:
FICO score ≥ 700	97%	94%
FICO score between 620 - 699	3%	6%
FICO score < 620 (sub-prime loans)	0%	0%
Avg. FICO score	744	742
Other Data:
Avg. combined LTV ratio	88%	85%
Full documentation loans	100%	100%
Non-Full documentation loans	0%	0%

Income Taxes

During the three months ended March 31, 2011 and 2010, we generated deferred tax assets of $5.7 million and $2.0 million, respectively, related to pretax losses which were fully reserved against through a noncash valuation allowance. As of March 31, 2011, we had a $522.0 million net deferred tax asset (excluding the $8.3 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. Approximately $136 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges which may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets. To the extent that we generate eligible taxable income in the future that allows us to utilize the deferred tax assets, we will, subject to applicable limitations, be able to reduce our effective tax rate. See Note 21 to our accompanying condensed consolidated financial statements for further discussion.

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

For the three months ended March 31, 2011, we used $110.2 million of cash flows from operating activities versus generating $33.6 million of cash flows from operating activities in the year earlier period. The decline in cash flows from operating activities was driven primarily by a $31.7 million decrease in homebuilding revenues due to an 18% decline in new home deliveries, a $36.3 million increase in cash land purchases and a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter. As of March 31, 2011, our homebuilding cash balance was $619.8 million (including $32.4 million in restricted cash).

Revolving Credit Facility. On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”). The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions. Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility. As of March 31, 2011, we had no amounts outstanding under the Revolving Facility. Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2011	Covenant Requirements at March 31, 2011
	(Dollars in millions)
Consolidated Tangible Net Worth (1)	$613.3	≥ $ 443.1
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.25	≤ 2.75
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.31	≤ 1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$584.2	≥ $ 116.2
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	1.16	≥ 1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$77.1	≤ $ 294.6
Actual/Permitted Borrowings under the Revolving Facility (7)	$0.0	≤ $ 193.0

(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	This ratio decreases to 2.50 to 1.00 for the period ending September 30, 2013 and thereafter. Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of a required reserve amount.
(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)	Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest expense for the previous four fiscal quarters or (2) satisfy a minimum interest coverage ratio.
(5)	The ratio increases to 1.25 to 1.00 beginning with the quarter ending June 30, 2012, and to 1.50 to 1.00 beginning with the quarter ending March 31, 2013. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of March 31, 2011 our borrowing base plus our overadvance amount exceeded our borrowing base debt by approximately $319 million. However, our borrowing base availability is limited by our total commitment, which was $210 million as of March 31, 2011. In addition, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that further limits our permitted borrowings to $193.0 million as of March 31, 2011, which represents $100 million plus 90% of the book value of our completed model home inventory.

Letter of Credit Facilities. As of March 31, 2011 we were party to three letter of credit facilities that require cash collateralization. As of March 31, 2011, these facilities, which have maturity dates ranging from September 2011 to November 2011, had commitments that aggregated $51 million, had a total of $32.0 million outstanding, and were secured by cash collateral deposits of $32.4 million as of March 31, 2011.

Senior and Senior Subordinated Notes. The principal amount outstanding of our senior and senior subordinated notes payable (excluding our convertible senior subordinated notes discussed below) consisted of the following:

March 31, 2011
(Dollars in thousands)
9 1/4% Senior Subordinated Notes due April 2012	$9,990
6 1/4% Senior Notes due April 2014	4,971
7% Senior Notes due August 2015	29,789
10 3/4% Senior Notes due September 2016	280,000
8 3/8% Senior Notes due May 2018	575,000
8 3/8% Senior Notes due January 2021	400,000

$1,299,750

These notes contain various restrictive covenants. Our 10 3/4% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation. As of March 31, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

The leverage and interest coverage conditions contained in our 10 3/4% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at March 31, 2011	Covenant Requirements at March 31, 2011
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	2.01	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	0.70	≥ 2.00

Convertible Senior Subordinated Notes. As of March 31, 2011, we had $39.6 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2012 outstanding (the “Convertible Notes”). In accordance with ASC Topic 470, Debt (“ASC 470”), a portion of our Convertible Notes has been classified in stockholders’ equity ($6.2 million as of March 31, 2011) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes.

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

Joint Venture Loans. As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 37, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and construction financing. This financing is designed to reduce the use of funds from our corporate financing sources. As of March 31, 2011, we held interests in seven active joint ventures which had a total of approximately $1.0 million of borrowings recourse to us related to one homebuilding joint venture in Northern California.

Secured Project Debt and Other Notes Payable. At March 31, 2011, we had approximately $4.3 million outstanding in secured project debt and other notes payable. Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities. At March 31, 2011, we had approximately $20.7 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. These mortgage credit facilities consist of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender, all of which mature in July 2011. The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, although the lender of the $45 million repurchase facility and the $60 million early purchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. The lender of the $45 million repurchase facility has the right to terminate the repurchase facility on not less than 90 days notice. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $2.9 million as of March 31, 2011, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of March 31, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance. At March 31, 2011, we had approximately $177.9 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $62.5 million remaining in cost to complete.

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

Dividends. We paid no dividends to our stockholders during the three months ended March 31, 2011.

Stock Repurchases. We did not repurchase capital stock during the three months ended March 31, 2011.

Leverage. Our homebuilding leverage ratio was 68.3% at March 31, 2011 and our adjusted net homebuilding debt to adjusted total book capitalization was 53.4%. This adjusted ratio reflects the offset of homebuilding cash and excludes $20.7 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments, operating losses and deferred tax valuation allowances recorded by us, as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008, the $32.8 million in debt for equity exchanges completed during 2010, and the $187.5 million equity issuance in December 2010. Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At March 31, 2011, we had one option contract outstanding with a third party financial entity with approximately $0.9 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At March 31, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $14.9 million and capitalized preacquisition and other development and construction costs of approximately $6.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $249.5 million. Approximately $0.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and construction financing, which is designed to reduce the use of funds from our corporate financing sources.

As of March 31, 2011, we held membership interests in 18 homebuilding and land development joint ventures, of which seven were active and 11 were inactive or winding down. As of such date, one joint venture had $1.0 million in recourse project specific financing which is scheduled to mature in June 2011.

As of March 31, 2011, we had $13.4 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $1.5 million remaining in cost to complete.

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

There have been no significant changes to our critical accounting policies from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2011. We do not enter into or hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil. As of March 31, 2011, Standard Pacific Mortgage had approximately $21.5 million in closed mortgage loans held for sale and $28.7 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy of positioning our operations for growth;

•	our plans to make substantial investments in land and increase community count;

•	our efforts to achieve a proper balance between investment and liquidity;

•	our belief that our current restructuring activities are substantially complete but that we may incur additional restructuring charges;

•	trends in new home deliveries, orders, backlog, home pricing and gross margins;

•	our ability to align new home starts with sales to manage our inventory of completed and unsold homes;

•	the potential for additional impairments and further deposit write-offs;

•	that option contract counterparties will perform under their development funding obligations;

•	housing market conditions and trends in the geographic markets in which we operate;

•	the sufficiency of our capital resources and ability to access additional capital;

•	litigation outcomes and related costs, including the extent and magnitude of our exposure to defective Chinese drywall, as well as our plans and intentions relating thereto;

•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;

•	changes to our unrecognized tax benefits and uncertain tax positions;

•	the timing of the amortization of equity award unrecognized compensation expense;

•	our ability to realize the value of our deferred tax assets and the timing relating thereto; and

•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied. Such factors include, but are not limited to, the following:

•	adverse developments in general and local economic conditions that affect the demand for homes;

•	the impact of downturns in homebuyer demand on revenues, margins and impairments;

•	the market value and availability of land and the risk of our longer term acquisition strategy;

•	our dependence on the California market and, to a lesser extent, the Florida market;

•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;

•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;

•	our ability to obtain suitable bonding for development of our communities;

•	the cost and availability of labor and materials;

•	adverse weather conditions and natural disasters;

•	litigation and warranty claims;

•	our reliance on subcontractors and the adverse impact of their ability to properly construct our homes;

•

risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market and exposure to regulatory investigations or lawsuits claiming improper lending practices;

•	our dependence on key employees;

•	risks relating to acquisitions, including integration risks;

•	government regulation, including environmental, building, climate change, worker health, safety, zoning and land use regulation;

•	the impact of “slow growth”, “no growth” or similar initiatives;

•	increased regulation of the mortgage industry;

•	changes to tax laws that make homeownership more expensive;

•	the amount of, and our ability to repay, renew or extend, our outstanding debt;

•	our ability to obtain additional capital when needed and at an acceptable cost;

•

the impact of restrictive covenants in our credit agreements, public notes and private term loans and our ability to comply with these covenants, including our ability to incur additional indebtedness;

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

•

our inability to realize the benefit of our net deferred tax asset and other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010.

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

Chinese Drywall

Like many other homebuilders, we have determined that some of our subcontractors installed drywall manufactured in China in our homes. Reports have indicated that certain Chinese drywall, thought to be delivered to the United States primarily during 2005 and 2006, may emit various sulfur-based gases that, among other things, have the potential to corrode non-ferrous metals (copper, silver, etc.). We have conducted an internal review in an attempt to determine how many of the homes that we constructed may be impacted. To date, it appears that a subset of homes with drywall dates from February 2006 through February 2007 in five of our Florida communities contain some high-sulfur Chinese drywall. We have inspected all but one of the homes that we believe are likely to be impacted in these communities based on their location and drywall installation dates. Approximately 172 have been confirmed to have been constructed with high-sulfur drywall (including 14 Company owned homes), and we are still seeking access to the one remaining home to complete our investigation. We have also received complaints from two other homeowners outside of these five communities who have thus far refused to let us inspect their homes. If we were to locate high sulfur drywall outside of these communities or drywall installation dates, we would broaden the scope of our investigation. We have notified homeowners of the results of our inspections, and have offered to make comprehensive repairs, including removing and replacing all drywall and wiring. We have entered into approximately 142 settlement agreements to repair homes that we sold, and have commenced the repair process on all of these homes, including those owned by the Company. We intend to continue to negotiate additional settlements as we make repairs and will work through the group as quickly and efficiently as possible. Although we are encouraging homeowners to allow us to make repairs rather than engaging in litigation, approximately 77 homeowners have joined a federal class action lawsuit or filed suit in state court, seeking property and, in some cases, bodily injury damages. Over 50 of these already have agreed to allow us to make repairs. We plan to vigorously defend litigation involving Chinese drywall, while seeking to make repairs wherever possible.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Item 1.01 Entry Into a Material Definitive Agreement

On April 27, 2011 the Stockholders Agreement between the Company and MP CA Homes, LLC, dated June 27, 2008, was amended to extend the period of time during which MP CA Homes, LLC may request that the Company file a short form “shelf” registration statement. A copy of the amendment is attached hereto as Exhibit 10.1.

ITEM 6.	EXHIBITS

10.1	Letter Agreement, dated April 27, 2011, amending the June 27, 2008 Stockholders Agreement between the Registrant and MP CA Homes, LLC.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: April 29, 2011	By:	/s/ KENNETH L. CAMPBELL
Kenneth L. Campbell
Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2011	By:	/s/ JOHN M. STEPHENS
John M. Stephens
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)