Form 10-Q
period 2011-06-30
STANDARD PACIFIC CORP /DE/
filed 2011-08-02
CIK 878560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

Registrant’s shares of common stock outstanding at August 1, 2011: 198,029,358

STANDARD PACIFIC CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$204,236	$316,709	$347,935	$491,622
Land sale revenues	109	450	109	906

Total revenues	204,345	317,159	348,044	492,528

Cost of home sales	(169,433)	(250,470)	(283,745)	(385,723)
Cost of land sales	(114)	(421)	(114)	(674)

Total cost of sales	(169,547)	(250,891)	(283,859)	(386,397)

Gross margin	34,798	66,268	64,185	106,131

Selling, general and administrative expenses	(38,443)	(43,413)	(70,704)	(76,165)
Loss from unconsolidated joint ventures	(379)	(226)	(636)	(660)
Interest expense	(7,444)	(10,479)	(17,959)	(22,464)
Loss on early extinguishment of debt	—	(5,190)	—	(5,190)
Other income (expense)	977	2,818	1,269	3,242

Homebuilding pretax income (loss)	(10,491)	9,778	(23,845)	4,894

Financial Services:
Revenues	2,535	3,983	3,595	6,281
Expenses	(2,429)	(2,876)	(4,847)	(5,305)
Other income	41	48	56	81

Financial services pretax income (loss)	147	1,155	(1,196)	1,057

Income (loss) before income taxes	(10,344)	10,933	(25,041)	5,951
Provision for income taxes	(175)	(272)	(275)	(361)

Net income (loss)	(10,519)	10,661	(25,316)	5,590
Less: Net (income) loss allocated to preferred shareholder	4,554	(6,288)	10,968	(3,303)

Net income (loss) available to common stockholders	$(5,965)	$4,373	$(14,348)	$2,287

Income (Loss) Per Common Share:
Basic	$(0.03)	$0.04	$(0.07)	$0.02
Diluted	$(0.03)	$0.04	$(0.07)	$0.02

Weighted Average Common Shares Outstanding:
Basic	193,577,324	102,796,195	193,369,182	102,318,953
Diluted	193,577,324	123,940,853	193,369,182	116,854,489

Weighted average additional common shares outstanding if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$473,393	$720,516
Restricted cash	33,814	28,238
Trade and other receivables	17,660	6,167
Inventories:
Owned	1,382,744	1,181,697
Not owned	61,586	18,999
Investments in unconsolidated joint ventures	82,164	73,861
Deferred income taxes, net of valuation allowance of $523,288 and $516,366 at June 30, 2011 and December 31, 2010, respectively	7,314	9,269

Other assets	40,264	38,175

Total Homebuilding Assets	2,098,939	2,076,922

Financial Services:
Cash and equivalents	10,282	10,855
Restricted cash	2,870	2,870
Mortgage loans held for sale, net	35,105	30,279
Mortgage loans held for investment, net	9,678	9,904
Other assets	1,772	2,293

Total Financial Services Assets	59,707	56,201

Total Assets	$2,158,646	$2,133,123

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$16,578	$16,716
Accrued liabilities	176,185	143,127
Secured project debt and other notes payable	4,215	4,738
Senior notes payable	1,274,001	1,272,977
Senior subordinated notes payable	44,348	42,539

Total Homebuilding Liabilities	1,515,327	1,480,097

Financial Services:
Accounts payable and other liabilities	1,177	820
Mortgage credit facilities	34,873	30,344

Total Financial Services Liabilities	36,050	31,164

Total Liabilities	1,551,377	1,511,261

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares issued and outstanding at June 30, 2011 and December 31, 2010	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 197,779,108 and 196,641,551 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,978	1,966
Additional paid-in capital	1,234,828	1,227,292
Accumulated deficit	(617,668)	(592,352)
Accumulated other comprehensive loss, net of tax	(11,874)	(15,049)

Total Equity	607,269	621,862

Total Liabilities and Equity	$2,158,646	$2,133,123

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(25,316)	$5,590
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from unconsolidated joint ventures	636	660
Cash distributions of income from unconsolidated joint ventures	20	—
Depreciation and amortization	1,902	1,400
(Gain) loss on disposal of property and equipment	—	(36)
Loss on early extinguishment of debt	—	5,190
Amortization of stock-based compensation	5,459	5,483
Excess tax benefits from share-based payment arrangements	—	(27)
Inventory impairment charges	5,959	—
Changes in cash and equivalents due to:
Trade and other receivables	(11,493)	(1,562)
Mortgage loans held for sale	(4,770)	(25,775)
Inventories - owned	(194,058)	(37,111)
Inventories - not owned	(12,800)	(17,550)
Other assets	2,028	109,442
Accounts payable	(138)	2,578
Accrued liabilities	458	(9,363)

Net cash provided by (used in) operating activities	(232,113)	38,919

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(8,820)	(2,282)
Distributions from unconsolidated homebuilding joint ventures	49	23
Other investing activities	(753)	(200)

Net cash provided by (used in) investing activities	(9,524)	(2,459)

Cash Flows From Financing Activities:
Change in restricted cash	(5,576)	378
Net proceeds from (principal payments on) secured project debt and other notes payable	(523)	(59,247)
Principal payments on senior notes payable	—	(189,959)
Proceeds from the issuance of senior notes payable	—	300,000
Payment of debt issuance costs	(4,575)	(5,506)
Net proceeds from (payments on) mortgage credit facilities	4,529	24,131
Excess tax benefits from share-based payment arrangements	—	27
Payment of common stock issuance costs	(324)	—
Proceeds from the exercise of stock options	410	2,341

Net cash provided by (used in) financing activities	(6,059)	72,165

Net increase (decrease) in cash and equivalents	(247,696)	108,625
Cash and equivalents at beginning of period	731,371	595,559

Cash and equivalents at end of period	$483,675	$704,184

Cash and equivalents at end of period	$483,675	$704,184
Homebuilding restricted cash at end of period	33,814	13,792
Financial services restricted cash at end of period	2,870	4,095

Cash and equivalents and restricted cash at end of period	$520,359	$722,071

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2011 and the results of operations and cash flows for the periods presented. Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the three months ended June 30, 2011.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Our adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Our adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California	$113,737	$196,723	$192,647	$295,624
Southwest	47,153	55,836	82,932	99,535
Southeast	43,455	64,600	72,465	97,369

Total homebuilding revenues	$204,345	$317,159	$348,044	$492,528

Homebuilding pretax income (loss):
California	$(413)	$13,752	$(2,534)	$15,967
Southwest	(3,647)	840	(7,534)	(669)
Southeast	(2,385)	802	(6,104)	(2,828)
Corporate	(4,046)	(5,616)	(7,673)	(7,576)

Total homebuilding pretax income (loss)	$(10,491)	$9,778	$(23,845)	$4,894

Homebuilding loss from unconsolidated joint ventures:
California	$(366)	$(204)	$(605)	$(624)
Southwest	(8)	(12)	(16)	(23)
Southeast	(5)	(10)	(15)	(13)

Total homebuilding loss from unconsolidated joint ventures	$(379)	$(226)	$(636)	$(660)

Inventory impairments:
California	$3,837	$—	$3,837	$—
Southwest	2,122	—	2,122	—
Southeast	—	—	—	—

Total inventory impairments	$5,959	$—	$5,959	$—

Restructuring charges:
California	$—	$—	$424	$—
Southwest	—	—	47	—
Southeast	—	—	—	—
Corporate	—	—	90	—

Total restructuring charges	$—	$—	$561	$—

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Homebuilding assets:
California	$956,913	$819,376
Southwest	322,038	233,120
Southeast	272,461	237,635
Corporate	547,527	786,791

Total homebuilding assets	$2,098,939	$2,076,922

Homebuilding investments in unconsolidated joint ventures:
California	$76,987	$69,968
Southwest	2,748	2,743
Southeast	2,429	1,150

Total homebuilding investments in unconsolidated joint ventures	$82,164	$73,861

4.	Earnings (Loss) Per Common Share

We compute earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires the presentation of both basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest and a holding restriction through August 23, 2011), is classified as a convertible participating security in accordance with ASC 260, which requires that both net income and loss per share for each class of stock (common stock and participating preferred stock) be calculated for basic earnings per share purposes based on the contractual rights and obligations of this participating security. Net income (loss) allocated to the holders of our Series B Preferred Stock is calculated based on the preferred shareholder’s proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method. For the three and six months ended June 30, 2011, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods. Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances. The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$(10,519)	$10,661	$(25,316)	$5,590
Less: Net (income) loss allocated to preferred shareholder	4,554	(6,288)	10,968	(3,303)

Net income (loss) available to common shareholders	$(5,965)	$4,373	$(14,348)	$2,287

Denominator:
Weighted average basic common shares outstanding	193,577,324	102,796,195	193,369,182	102,318,953
Effect of dilutive securities:
Warrant	—	16,411,758	—	10,306,708
Stock options	—	4,732,900	—	4,228,828

Weighted average diluted common shares outstanding	193,577,324	123,940,853	193,369,182	116,854,489

Income (loss) per common share:
Basic	$(0.03)	$0.04	$(0.07)	$0.02
Diluted	$(0.03)	$0.04	$(0.07)	$0.02

As of June 30, 2011 and 2010, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock. The following table sets forth the potential weighted average diluted common shares outstanding if our Series B Preferred Stock was converted to common stock. Please see Note 16 “Stockholders’ Equity” for further discussion of the Series B Preferred Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average diluted common shares outstanding	193,577,324	123,940,853	193,369,182	116,854,489
Additional weighted average common shares outstanding if the Series B Preferred Stock converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

Total potential weighted average diluted common shares outstanding if the Series B Preferred Stock converted to common shares	341,390,110	271,753,639	341,181,968	264,667,275

In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock was converted to common stock, all net income (loss) would be allocated to common stock in the computation of earnings (loss) per share.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income (loss)	$(10,519)	$10,661	$(25,316)	$5,590
Unrealized gain (loss) on interest rate swaps, net of related income tax effects	1,596	(913)	3,175	(1,522)

Comprehensive income (loss)	$(8,923)	$9,748	$(22,141)	$4,068

6.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant.

During the six months ended June 30, 2011, we granted 1,300,000 of stock options to an executive officer, and issued 704,435 shares of common stock to our officers and key employees and 70,825 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Stock options	$2,536	$1,416	$4,018	$2,783
Common stock grants	1,001	2,103	1,441	2,700

Total	$3,537	$3,519	$5,459	$5,483

As of June 30, 2011, total unrecognized compensation expense related to stock-based compensation was $7.1 million, with a weighted average period over which the unrecognized compensation expense is expected to be recorded of approximately 1.6 years.

7.	Restricted Cash

At June 30, 2011, restricted cash included $36.7 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($33.8 million of homebuilding restricted cash and $2.9 million of financial services restricted cash).

8.	Inventories

a.	Inventories Owned

Inventories owned consisted of the following at:

	June 30, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$557,304	$193,193	$178,148	$928,645
Homes completed and under construction	219,547	62,182	65,581	347,310
Model homes	78,080	11,621	17,088	106,789

Total inventories owned	$854,931	$266,996	$260,817	$1,382,744

	December 31, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)
Land and land under development	$492,501	$158,324	$150,856	$801,681
Homes completed and under construction	164,237	51,382	66,161	281,780
Model homes	70,579	13,085	14,572	98,236

Total inventories owned	$727,317	$222,791	$231,589	$1,181,697

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Inventories that are determined to be impaired are written down to their estimated fair value. We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis. During the six months ended June 30, 2011 and 2010, the total number of projects included in inventories-owned and reviewed for impairment were 251 and 214, respectively. Based on the impairment review, we recorded $6.0 million of inventory impairments during the three and six months ended June 30, 2011 related to homes completed and under construction. We did not record any inventory impairments during the three and six months ended June 30, 2010.

b.	Inventories Not Owned

Inventories not owned consisted of the following at:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Land purchase and lot option deposits	$26,125	$18,499
Other lot option contracts, net of deposits	35,461	500

Total inventories not owned	$61,586	$18,999

Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown, which we would have to write off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created. As of June 30, 2011, we were not required to consolidate any VIEs. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us. To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method. For the three months ended June 30, 2011 and 2010, we expensed $7.4 million and $10.5 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835. For the six months ended June 30, 2011 and 2010, we expensed $18.0 million and $22.5 million, respectively, of interest costs in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Total interest incurred (1)	$35,353	$27,730	$70,207	$53,960
Less: Interest capitalized to inventories owned	(26,186)	(16,515)	(48,896)	(30,114)
Less: Interest capitalized to investments in unconsolidated joint ventures	(1,723)	(736)	(3,352)	(1,382)

Interest expense	$7,444	$10,479	$17,959	$22,464

Interest previously capitalized to inventories owned, included in cost of home sales	$16,108	$20,943	$27,088	$32,306
Interest previously capitalized to inventories owned, included in cost of land sales	$38	$382	$38	$815
Interest previously capitalized to investments in unconsolidated joint ventures, included in loss from unconsolidated joint ventures	$121	$62	$258	$99
Interest capitalized in ending inventories owned (2)	$169,705	$138,521	$169,705	$138,521
Interest capitalized as a percentage of inventories owned	12.3%	13.1%	12.3%	13.1%
Interest capitalized in ending investments in unconsolidated joint ventures (2)	$7,571	$3,157	$7,571	$3,157
Interest capitalized as a percentage of investments in unconsolidated joint ventures	9.2%	7.5%	9.2%	7.5%

(1)	For the three and six months ended June 30, 2011, interest incurred included the noncash amortization of $2.6 million and $5.1 million, respectively, of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 17 “Derivative Instruments and Hedging Activities”).
(2)	During the three and six months ended June 30, 2010, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $34 thousand and $65 thousand, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.	Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenues	$5,963	$12,751	$18,373	$19,336
Cost of sales and expenses	(5,302)	(11,853)	(15,766)	(20,282)

Income (loss) of unconsolidated joint ventures	$661	$898	$2,607	$(946)

Loss from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations	$(379)	$(226)	$(636)	$(660)

Loss from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements.

During the six months ended June 30, 2011 and 2010, the total number of projects included in investments in unconsolidated joint ventures and reviewed for impairment were 6 and 7, respectively, with certain unconsolidated joint ventures having multiple real estate projects. Based on the impairment review, no projects were determined to be impaired for the six months ended June 30, 2011 and 2010.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	June 30, 2011	December 31, 2010

	(Dollars in thousands)
Assets:
Cash	$11,110	$19,202
Inventories	247,942	240,492
Other assets	11,575	7,964

Total assets	$270,627	$267,658

Liabilities and Equity:
Accounts payable and accrued liabilities	$30,791	$37,124
Recourse debt	—	3,865
Standard Pacific equity	78,776	74,793
Other members’ equity	161,060	151,876

Total liabilities and equity	$270,627	$267,658

Investment in unconsolidated joint ventures reflected in the accompanying condensed consolidated balance sheets	$82,164	$73,861

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture. Our investments in unconsolidated joint ventures also included approximately $7.6 million and $4.5 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2011 and December 31, 2010, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement. We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary. As of June 30, 2011, with the exception of one homebuilding joint venture, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures because they were not deemed to be VIEs. As of June 30, 2011, we held an interest in one homebuilding joint venture in Northern California that was deemed to be a VIE. Our investment in this joint venture was approximately $6.8 million, which represents our maximum exposure to loss if we elect to forfeit our membership interest in this entity. As of June 30, 2011, this joint venture owns approximately $9.3 million of assets, primarily representing real estate inventories, and has no recourse debt outstanding. We have determined that based on the voting rights with respect to major decisions, as defined in the underlying joint venture operating agreement, both members of this joint venture share equally in the power to direct the activities that most significantly impact the entity’s economic performance. As a result, we are not required to consolidate this joint venture as neither member is deemed to be the primary beneficiary.

11.	Homebuilding Other Assets

Homebuilding other assets consisted of the following at:

	June 30, 2011	December 31, 2010

	(Dollars in thousands)
Property and equipment, net	$6,476	$3,868
Deferred debt issuance costs	27,919	25,324
Prepaid insurance	3,137	1,629
Other assets	2,732	7,354

Total homebuilding other assets	$40,264	$38,175

12.	Warranty Costs

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

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Warranty accrual, beginning of the period	$20,866	$22,606
Warranty costs accrued during the period	1,432	2,329
Warranty costs paid during the period	(1,660)	(2,001)

Warranty accrual, end of the period	$20,638	$22,934

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

(iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio. This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures. Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options. As of the date hereof, we satisfied the conditions that would allow us to borrow up to $196 million under the facility and had no amounts outstanding.

As of June 30, 2011 we were party to three letter of credit facilities that require cash collateralization. As of June 30, 2011, these facilities, which have maturity dates ranging from September 2011 to November 2011, had commitments that aggregated $51 million, had a total of $32.2 million outstanding, and were secured by cash collateral deposits of $33.7 million.

14.	Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible. At June 30, 2011, we had approximately $4.2 million outstanding in secured project debt and other notes payable.

15.	Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	June 30, 2011	December 31, 2010

	(Dollars in thousands)
6 1/4% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10 3/4% Senior Notes due September 2016, net of discount	261,666	260,439
8 3/8% Senior Notes due May 2018, net of premium	580,848	581,162
8 3/8% Senior Notes due January 2021, net of discount	396,727	396,616

	$1,274,001	$1,272,977

Senior subordinated notes payable consisted of the following at:

	June 30, 2011	December 31, 2010

	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net of discount	$34,369	$32,564
9 1/4% Senior Subordinated Notes due April 2012, net of discount	9,979	9,975

	$44,348	$42,539

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness. These senior notes and our 9 1/4% Senior Subordinated Notes due 2012 contain various restrictive covenants, including, with respect to the 10 3/4% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation. As of June 30, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments. In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries. As of June 30, 2011, we had approximately $457.6 million of cash available in our unrestricted subsidiaries. Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several. Please see Note 23 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

Certain provisions of ASC Topic 470, Debt (“ASC 470”), require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. Our Convertible Senior Subordinated Notes due 2012 (the “Convertible Notes”) are being accreted to their redemption value, approximately $39.6 million, over the remaining term of these notes. The unamortized discount of the Convertible Notes, which was included in Additional paid-in capital, was $5.2 million and $7.0 million at June 30, 2011 and December 31, 2010, respectively. Interest capitalized to inventories owned is included in cost of sales as related homebuilding revenues are recognized (please see Note 9 “Capitalization of Interest”).

16.	Stockholders’ Equity

At June 30, 2011, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option (subject to a holding restriction through August 23, 2011) into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%. The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock. As of June 30, 2011, the outstanding shares of common stock (89.4 million shares) and Series B Preferred Stock owned by MatlinPatterson represented approximately 69% of the total number of shares of our common stock outstanding on an if-converted basis.

17.	Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value. Gains and losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in accumulated other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivative and whether the derivative qualifies for hedge accounting treatment.

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

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements in connection with our debt refinance transaction that closed in the 2010 fourth quarter. As a result, we have no payment obligation remaining related to interest rate swap agreements. The $24.5 million cost associated with the early unwind of the interest rate swap agreements (of which a remaining unamortized balance of $15.0 million was included in accumulated other comprehensive loss, net of tax, and $9.3 million was included in deferred income taxes in the accompanying condensed consolidated balance sheet as of December 31, 2010) will be amortized over a period of approximately 2.3 years (or May 2013), the original maturity date of the terminated instruments.

For the six months ended June 30, 2011, we recorded comprehensive income of $3.2 million, net of tax, related to amortization to interest incurred of the remaining cost associated with the early unwind of the interest rate swap agreements (of which a remaining unamortized balance of $11.9 million is included in accumulated other comprehensive loss, net of tax, and $7.3 million is included in deferred income taxes in the accompanying condensed consolidated balance sheet as of June 30, 2011). For the six months ended June 30, 2010, we recorded comprehensive loss of $1.5 million, net of tax, related to ineffectiveness of the swap agreements.

18.	Mortgage Credit Facilities

At June 30, 2011, we had approximately $34.9 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. As of such date, these mortgage credit facilities consisted of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender. The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, although the lender of the $45 million repurchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $2.9 million as of June 30, 2011, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of June 30, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

In July 2011, Standard Pacific Mortgage renewed the $50 million repurchase facility, extending its maturity date to July 3, 2012. Standard Pacific Mortgage also extended the maturity date of the $45 million repurchase facility and $60 million early purchase facility from July 19, 2011 to August 18, 2011. Standard Pacific Mortgage is currently negotiating a further extension for the $60 million early purchase facility in connection with reducing the overall early purchase facility commitment amount.

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$507,207	$507,207	$748,754	$748,754
Financial services:
Cash and equivalents	$13,152	$13,152	$13,725	$13,725
Mortgage loans held for investment, net	$9,678	$9,678	$9,904	$9,904
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$4,215	$4,215	$4,738	$4,738
Senior notes payable, net	$1,274,001	$1,296,093	$1,272,977	$1,283,611
Senior subordinated notes payable, net	$44,348	$51,152	$42,539	$51,369
Financial services:
Mortgage credit facilities	$34,873	$34,873	$30,344	$30,344
Off-balance sheet financial instruments:
Mortgage loan commitments	$36,669	$37,474	$25,126	$25,543

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, ASC 820 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1—quoted prices for identical assets or liabilities in active markets;

•

Level 2—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3—valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets have been measured at fair value in accordance with ASC 820 for the six months ended June 30, 2011:

		Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Inventories owned	$7,782	$—	$—	$7,782
Mortgage loans held for sale	$38,355	$—	$38,355	$—

Inventories Owned—Represents the aggregate fair values for projects that were impaired during the six months ended June 30, 2011, as of the date that the fair value measurements were made. The carrying value for these projects may have subsequently increased or decreased due to activities that have occurred since the measurement date. In accordance with ASC 360, during the six months ended June 30, 2011, inventories owned with a carrying amount of $13.8 million were determined to be impaired and were written down to their estimated fair value of $7.8 million, resulting in an impairment charge of $6.0 million. These impairment charges were included in cost of sales in the accompanying condensed consolidated statements of operations. The fair values for projects that were impaired were determined using Level 3 inputs, which were included in an estimated land residual value analysis and a discounted cash flow analysis. The projected land residual and cash flow for each community are significantly impacted by estimates related to local economic and market trends, sales pace, net sales prices, development and construction timelines, construction and development costs, sales and marketing expenses, and other project specific costs. The operating margin (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the projects impaired during the six months ended June 30, 2011, was 10% and discount rates were approximately 20% to 30%.

Mortgage Loans Held for Sale—These consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable. Fair values of these loans are based on quoted prices from third party investors when preselling loans.

20.	Commitments and Contingencies

a.	Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At June 30, 2011, we had one option contract outstanding with a third party financial entity with approximately $0.8 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At June 30, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $23.7 million and capitalized preacquisition and other development and construction costs of approximately $3.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $230.1 million. Approximately $35.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

Our utilization of option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries, general housing market conditions, and geographic preferences. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions. We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off option deposits in the future, particularly in those instances where land sellers or third party financial entities are unwilling to renegotiate significant contract terms.

b.	Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing, which is designed to reduce the use of funds from corporate financing sources. As of June 30, 2011, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, our joint ventures had no project specific financing outstanding. In addition, as of June 30, 2011, our joint ventures had $13.4 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

c.	Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects. At June 30, 2011, we had approximately $190.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $73.4 million remaining in cost to complete.

d.	Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), as investors complete their administrative review of applicable loan documents. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $35.6 million at June 30, 2011 and carried a weighted average interest rate of approximately 4.4%. Interest rate risks related to these obligations are mitigated through the preselling of loans to investors. As of June 30, 2011, Standard Pacific Mortgage had approximately $37.4 million in closed mortgage loans held for sale and $36.7 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis. This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan. As of June 30, 2011, we had been required to repurchase or pay make-whole premiums on 0.32% of the $6.3 billion total dollar value of the loans ($2.2 billion of which represented non-full documentation loans) we originated from the beginning of 2004 through the second quarter of 2011, and incurred approximately $6.4 million of related losses ($5.2 million for non-full documentation loans) during this period. During the three months ended June 30, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $1.4 million and $0.9 million, respectively, and during the six months ended June 30, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $2.6 million and $1.3 million, respectively. As of June 30, 2011, Standard Pacific Mortgage had repurchase reserves related to loans sold of approximately $3.3 million. In addition, during the six months ended June 30, 2011, Standard Pacific Mortgage made make-whole payments totaling approximately $1.0 million related to seven loans, compared to make-whole payments totaling approximately $0.5 million related to four loans in the prior year period.

Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value. As of June 30, 2011, Standard Pacific Mortgage had $13.9 million of loans held for investment that had a loan loss reserve of approximately $4.2 million. During the six months ended June 30, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.1 million and $0.6 million, respectively.

e.	Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims. We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations. We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities. Our total insurance and litigation accruals as of June 30, 2011 and December 31, 2010 were $50.7 million and $56.2 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets. Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources. We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f.	Restructuring Costs

Our operations have been impacted by weak housing demand in substantially all of our markets. As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce. During the six months ended June 30, 2011, we recorded $0.6 million of homebuilding restructuring charges included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume. We did not incur any restructuring charges during the three months ended June 30, 2011 and the three and six months ended June 30, 2010. We believe that our restructuring activities are substantially complete as of June 30, 2011. However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Below is a summary of restructuring charges (including financial services) incurred during the six months ended June 30, 2011, and the cumulative amount incurred from January 1, 2008 through June 30, 2011:

	Six Months Ended June 30, 2011	Incurred to Date

	(Dollars in thousands)
Employee severance costs	$561	$29,471
Lease termination and other exit costs	—	13,417
Property and equipment disposals	—	4,338

	$561	$47,226

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in our restructuring accrual are detailed in the table set forth below:

	Six Months Ended June 30, 2011
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$22	$2,251	$—	$2,273
Restructuring costs accrued and other adjustments during the period	561	—	—	561
Restructuring costs paid during the period	(531)	(684)	—	(1,215)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$52	$1,567	$—	$1,619

	Six Months Ended June 30, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals	Total
	(Dollars in thousands)
Restructuring accrual, beginning of the period	$1,417	$5,810	$—	$7,227
Restructuring costs accrued and other adjustments during the period	—	—	—	—
Restructuring costs paid during the period	(1,109)	(1,927)	—	(3,036)
Non-cash settlements	—	—	—	—

Restructuring accrual, end of the period	$308	$3,883	$—	$4,191

21.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

The components of our net deferred income tax asset are as follows:

	June 30, 2011	December 31, 2010

	(Dollars in thousands)
Inventory	$197,640	$216,028
Financial accruals	49,794	49,605
Net operating loss carryforwards	260,539	237,496
Goodwill impairment charges	22,327	22,327
Other, net	302	179

Subtotal	530,602	525,635
Less: Valuation allowance	(523,288)	(516,366)

Deferred income taxes	$7,314	$9,269

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

As of June 30, 2011, we had a deferred tax asset of $523.3 million (excluding the $7.3 million deferred tax asset related to our terminated interest rate swap). During the three and six months ended June 30, 2011, we generated a deferred tax asset of $4.2 million and $9.8 million, respectively, related to pretax losses, and determined under ASC 740 that we were required to establish a full valuation allowance against this asset. As of June 30, 2011, due primarily to our current and cumulative losses, the uncertainty as to the duration of the housing market’s downturn and its impact on our ability to predict future taxable income, we have determined that an aggregate valuation allowance of $523.3 million against our deferred tax asset is required. If we generate taxable income in the future, subject to the potential limitations discussed below, we expect to be able to reduce our effective tax rate through a reduction in this valuation allowance.

We underwent a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”) on June 27, 2008. As a result, a portion of our deferred tax asset became subject to the various limitations on its use that are imposed by Section 382. At June 30, 2011, $271 million of this asset was subject to limitations, of which $128 million was subject to the unrealized built-in loss limitations and $143 million was subject to federal and state net operating loss carryforward limitations.

The limitations ultimately placed on the $128 million subject to the unrealized built-in loss limitations depends on, among other things, when, and at what price, we dispose of assets with built-in losses. Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes. Assets with built-in losses sold after June 27, 2013 are not subject to these limitations. In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference. During the six months ended June 30, 2011 and 2010, we recorded such reductions in the amounts of $2.9 million and $9.3 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation. We have recovered over 40% of the built-in losses contained in assets that we have sold since the beginning of 2010.

As of June 30, 2011, $143 million (or approximately $343 million and $392 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to a $15.6 million gross annual deduction limitation for both federal and state purposes. The remaining $118 million (or approximately $257 million and $438 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

As of June 30, 2011, our liability for gross unrecognized tax benefits was $13.7 million, all of which, if recognized, would affect our effective tax rate. There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended June 30, 2011, nor do we anticipate significant changes during the next 12-month period. As of June 30, 2011, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2006 through 2010.

22.	Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$42,328	$48,271
Income taxes	$31	$70

23.	Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$82,010	$110,863	$11,472	$—	$204,345
Cost of sales	(66,305)	(93,676)	(9,566)	—	(169,547)

Gross margin	15,705	17,187	1,906	—	34,798

Selling, general and administrative expenses	(20,145)	(17,309)	(989)	—	(38,443)
Income (loss) from unconsolidated joint ventures	92	(10)	(461)	—	(379)
Equity income (loss) of subsidiaries	(3,296)	—	—	3,296	—
Interest expense	(1,779)	(5,151)	(514)	—	(7,444)
Other income (expense)	477	52	448	—	977

Homebuilding pretax income (loss)	(8,946)	(5,231)	390	3,296	(10,491)

Financial Services:
Financial services pretax income (loss)	(41)	41	147	—	147

Income (loss) before income taxes	(8,987)	(5,190)	537	3,296	(10,344)
(Provision) benefit for income taxes	(1,532)	1,230	127	—	(175)

Net income (loss)	$(10,519)	$(3,960)	$664	$3,296	$(10,519)

	Three Months Ended June 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$145,564	$145,489	$26,106	$—	$317,159
Cost of sales	(111,550)	(117,090)	(22,251)	—	(250,891)

Gross margin	34,014	28,399	3,855	—	66,268

Selling, general and administrative expenses	(22,562)	(19,285)	(1,566)	—	(43,413)
Loss from unconsolidated joint ventures	(81)	(20)	(125)	—	(226)
Equity income (loss) of subsidiaries	492	—	—	(492)	—
Interest expense	(4,376)	(5,699)	(404)	—	(10,479)
Loss on early extinguishment of debt	(5,190)	—	—	—	(5,190)
Other income (expense)	1,047	260	1,511	—	2,818

Homebuilding pretax income (loss)	3,344	3,655	3,271	(492)	9,778

Financial Services:
Financial services pretax income (loss)	(48)	48	1,155	—	1,155

Income (loss) before income taxes	3,296	3,703	4,426	(492)	10,933
(Provision) benefit for income taxes	7,365	(2,200)	(5,437)	—	(272)

Net income (loss)	$10,661	$1,503	$(1,011)	$(492)	$10,661

23.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$144,700	$185,895	$17,449	$—	$348,044
Cost of sales	(113,408)	(156,780)	(13,671)	—	(283,859)

Gross margin	31,292	29,115	3,778	—	64,185

Selling, general and administrative expenses	(37,755)	(31,339)	(1,610)	—	(70,704)
Income (loss) from unconsolidated joint ventures	70	(36)	(670)	—	(636)
Equity income (loss) of subsidiaries	(8,282)	—	—	8,282	—
Interest expense	(6,907)	(10,032)	(1,020)	—	(17,959)
Other income (expense)	394	22	853	—	1,269

Homebuilding pretax income (loss)	(21,188)	(12,270)	1,331	8,282	(23,845)

Financial Services:
Financial services pretax income (loss)	(56)	56	(1,196)	—	(1,196)

Income (loss) before income taxes	(21,244)	(12,214)	135	8,282	(25,041)
(Provision) benefit for income taxes	(4,072)	3,252	545	—	(275)

Net income (loss)	$(25,316)	$(8,962)	$680	$8,282	$(25,316)

	Six Months Ended June 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$223,145	$227,100	$42,283	$—	$492,528
Cost of sales	(167,530)	(183,699)	(35,168)	—	(386,397)

Gross margin	55,615	43,401	7,115	—	106,131

Selling, general and administrative expenses	(39,526)	(34,017)	(2,622)	—	(76,165)
Loss from unconsolidated joint ventures	(518)	(36)	(106)	—	(660)
Equity income (loss) of subsidiaries	(1,427)	—	—	1,427	—
Interest expense	(9,931)	(11,660)	(873)	—	(22,464)
Loss on early extinguishment of debt	(5,190)	—	—	—	(5,190)
Other income (expense)	139	32	3,071	—	3,242

Homebuilding pretax income (loss)	(838)	(2,280)	6,585	1,427	4,894

Financial Services:
Financial services pretax income (loss)	(81)	81	1,057	—	1,057

Income (loss) before income taxes	(919)	(2,199)	7,642	1,427	5,951
(Provision) benefit for income taxes	6,509	(871)	(5,999)	—	(361)

Net income (loss)	$5,590	$(3,070)	$1,643	$1,427	$5,590

23.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$22,218	$246	$450,929	$—	$473,393
Restricted cash	—	—	33,814	—	33,814
Trade and other receivables	467,136	4,778	8,348	(462,602)	17,660
Inventories:
Owned	580,106	626,904	175,734	—	1,382,744
Not owned	8,023	51,068	2,495	—	61,586
Investments in unconsolidated joint ventures	22,702	2,377	57,085	—	82,164
Investments in subsidiaries	859,458	—	—	(859,458)	—
Deferred income taxes, net	7,166	—	—	148	7,314
Other assets	36,915	3,287	227	(165)	40,264

Total Homebuilding Assets	2,003,724	688,660	728,632	(1,322,077)	2,098,939
Financial Services:
Cash and equivalents	—	—	10,282	—	10,282
Restricted cash	—	—	2,870	—	2,870
Mortgage loans held for sale, net	—	—	35,105	—	35,105
Mortgage loans held for investment, net	—	—	9,678	—	9,678
Other assets	—	—	4,866	(3,094)	1,772

Total Financial Services Assets	—	—	62,801	(3,094)	59,707

Total Assets	$2,003,724	$688,660	$791,433	$(1,325,171)	$2,158,646

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$5,509	$9,001	$2,068	$—	$16,578
Accrued liabilities	72,597	415,869	148,209	(460,490)	176,185
Secured project debt and other notes payable	—	55	4,160	—	4,215
Senior notes payable	1,274,001	—	—	—	1,274,001
Senior subordinated notes payable	44,348	—	—	—	44,348

Total Homebuilding Liabilities	1,396,455	424,925	154,437	(460,490)	1,515,327
Financial Services:
Accounts payable and other liabilities	—	—	4,900	(3,723)	1,177
Mortgage credit facilities	—	—	36,373	(1,500)	34,873

Total Financial Services Liabilities	—	—	41,273	(5,223)	36,050

Total Liabilities	1,396,455	424,925	195,710	(465,713)	1,551,377

Equity:
Total Stockholders’ Equity	607,269	263,735	595,723	(859,458)	607,269

Total Liabilities and Equity	$2,003,724	$688,660	$791,433	$(1,325,171)	$2,158,646

23.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$260,869	$217	$459,430	$—	$720,516
Restricted cash	—	—	28,238	—	28,238
Trade and other receivables	411,804	2,225	7,555	(415,417)	6,167
Inventories:
Owned	429,951	617,641	134,105	—	1,181,697
Not owned	10,405	5,239	3,355	—	18,999
Investments in unconsolidated joint ventures	17,203	2,316	54,342	—	73,861
Investments in subsidiaries	867,740	—	—	(867,740)	—
Deferred income taxes, net	9,121	—	—	148	9,269
Other assets	33,994	4,024	168	(11)	38,175

Total Homebuilding Assets	2,041,087	631,662	687,193	(1,283,020)	2,076,922

Financial Services:
Cash and equivalents	—	—	10,855	—	10,855
Restricted cash	—	—	2,870	—	2,870
Mortgage loans held for sale, net	—	—	30,279	—	30,279
Mortgage loans held for investment, net	—	—	9,904	—	9,904
Other assets	—	—	5,003	(2,710)	2,293

Total Financial Services Assets	—	—	58,911	(2,710)	56,201

Total Assets	$2,041,087	$631,662	$746,104	$(1,285,730)	$2,133,123

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$5,971	$8,371	$2,594	$(220)	$16,716
Accrued liabilities	97,738	350,321	107,347	(412,279)	143,127
Secured project debt and other notes payable	—	273	4,465	—	4,738
Senior notes payable	1,272,977	—	—	—	1,272,977
Senior subordinated notes payable	42,539	—	—	—	42,539

Total Homebuilding Liabilities	1,419,225	358,965	114,406	(412,499)	1,480,097

Financial Services:
Accounts payable and other liabilities	—	—	4,811	(3,991)	820
Mortgage credit facilities	—	—	31,844	(1,500)	30,344

Total Financial Services Liabilities	—	—	36,655	(5,491)	31,164

Total Liabilities	1,419,225	358,965	151,061	(417,990)	1,511,261

Equity:
Total Stockholders' Equity	621,862	272,697	595,043	(867,740)	621,862

Total Liabilities and Equity	$2,041,087	$631,662	$746,104	$(1,285,730)	$2,133,123

23.	Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(228,051)	$401	$(4,463)	$—	$(232,113)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(5,251)	(97)	(3,472)	—	(8,820)
Distributions from unconsolidated homebuilding joint ventures	—	—	49	—	49
Other investing activities	(860)	(57)	164	—	(753)

Net cash provided by (used in) investing activities	(6,111)	(154)	(3,259)	—	(9,524)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	(5,576)	—	(5,576)
Net proceeds from (principal payments on) secured project debt and other notes payable	—	(218)	(305)	—	(523)
Payment of debt issuance costs	(4,575)	—	—	—	(4,575)
Net proceeds from (payments on) mortgage credit facilities	—	—	4,529	—	4,529
Payment of common stock issuance costs	(324)	—	—	—	(324)
Proceeds from the exercise of stock options	410	—	—	—	410

Net cash provided by (used in) financing activities	(4,489)	(218)	(1,352)	—	(6,059)

Net increase (decrease) in cash and equivalents	(238,651)	29	(9,074)	—	(247,696)
Cash and equivalents at beginning of period	260,869	217	470,285	—	731,371

Cash and equivalents at end of period	$22,218	$246	$461,211	$—	$483,675

	Six Months Ended June 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(33,539)	$16,492	$55,966	$—	$38,919

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,200)	(56)	(1,026)	—	(2,282)
Distributions from unconsolidated homebuilding joint ventures	3	—	20	—	23
Other investing activities	(406)	(31)	237	—	(200)

Net cash provided by (used in) investing activities	(1,603)	(87)	(769)	—	(2,459)

Cash Flows From Financing Activities:
Change in restricted cash	—	—	378	—	378
Net proceeds from (principal payments on) secured project debt and other notes payable	(40,193)	(16,436)	(2,618)	—	(59,247)
Principal payments on senior notes payable	(189,959)	—	—	—	(189,959)
Proceeds from the issuance of senior notes payable	300,000	—	—	—	300,000
Payment of debt issuance costs	(5,506)	—	—	—	(5,506)
Net proceeds from (payments on) mortgage credit facilities	—	—	24,131	—	24,131
Proceeds from the exercise of stock options	2,341	—	—	—	2,341
Excess tax benefits from share-based payment arrangements	27	—	—	—	27
Distributions from (contributions to) corporate and subsidiaries	15,002	—	(15,002)	—	—

Net cash provided by (used in) financing activities	81,712	(16,436)	6,889	—	72,165

Net increase (decrease) in cash and equivalents	46,570	(31)	62,086	—	108,625
Cash and equivalents at beginning of period	183,135	402	412,022	—	595,559

Cash and equivalents at end of period	$229,705	$371	$474,108	$—	$704,184

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$204,236	$316,709	$347,935	$491,622
Land sale revenues	109	450	109	906

Total revenues	204,345	317,159	348,044	492,528

Cost of home sales	(169,433)	(250,470)	(283,745)	(385,723)
Cost of land sales	(114)	(421)	(114)	(674)

Total cost of sales	(169,547)	(250,891)	(283,859)	(386,397)

Gross margin	34,798	66,268	64,185	106,131

Gross margin percentage	17.0%	20.9%	18.4%	21.5%

Selling, general and administrative expenses	(38,443)	(43,413)	(70,704)	(76,165)
Loss from unconsolidated joint ventures	(379)	(226)	(636)	(660)
Interest expense	(7,444)	(10,479)	(17,959)	(22,464)
Loss on early extinguishment of debt	—	(5,190)	—	(5,190)
Other income (expense)	977	2,818	1,269	3,242

Homebuilding pretax income (loss)	(10,491)	9,778	(23,845)	4,894

Financial Services:
Revenues	2,535	3,983	3,595	6,281
Expenses	(2,429)	(2,876)	(4,847)	(5,305)
Other income	41	48	56	81

Financial services pretax income (loss)	147	1,155	(1,196)	1,057

Income (loss) before income taxes	(10,344)	10,933	(25,041)	5,951
Provision for income taxes	(175)	(272)	(275)	(361)

Net income (loss)	(10,519)	10,661	(25,316)	5,590
Less: Net (income) loss allocated to preferred shareholder	4,554	(6,288)	10,968	(3,303)

Net income (loss) available to common stockholders	$(5,965)	$4,373	$(14,348)	$2,287

Income (Loss) Per Common Share:
Basic	$(0.03)	$0.04	$(0.07)	$0.02
Diluted	$(0.03)	$0.04	$(0.07)	$0.02
Weighted Average Common Shares Outstanding:
Basic	193,577,324	102,796,195	193,369,182	102,318,953
Diluted	193,577,324	123,940,853	193,369,182	116,854,489

Weighted average additional common shares outstanding if preferred shares converted to common shares (1)	147,812,786	147,812,786	147,812,786	147,812,786

Net cash provided by (used in) operating activities	$(121,963)	$5,349	$(232,113)	$38,919
Net cash provided by (used in) investing activities	$(5,475)	$(1,451)	$(9,524)	$(2,459)
Net cash provided by (used in) financing activities	$12,938	$114,028	$(6,059)	$72,165

Adjusted Homebuilding EBITDA (2)	$23,678	$51,104	$34,696	$72,983

(1)	In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC. If the preferred stock was converted to common stock, the total weighted average diluted common shares outstanding for the three months ended June 30, 2011 and 2010 would have been 341.4 million and 271.8 million, respectively, and the total weighted average diluted common shares outstanding for the six months ended June 30, 2011 and 2010 would have been 341.2 million and 264.7 million, respectively.
(2)	Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(2)	continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(121,963)	$5,349	$(232,113)	$38,919
Add:
Provision for income taxes	175	272	275	361
Homebuilding interest amortized to cost of sales and interest expense	23,590	31,804	45,085	55,585
Excess tax benefits from share-based payment arrangements	—	—	—	27
Less:
Income (loss) from financial services subsidiary	106	1,107	(1,252)	976
Depreciation and amortization from financial services subsidiary	233	153	576	310
(Gain) loss on disposal of property and equipment	(2)	—	—	(36)
Net changes in operating assets and liabilities:
Trade and other receivables	10,330	(6,518)	11,493	1,562
Mortgage loans held for sale	15,064	34,319	4,770	25,775
Inventories-owned	88,912	(3,715)	194,058	37,111
Inventories-not owned	9,990	6,488	12,800	17,550
Other assets	1,112	(1,030)	(2,028)	(109,442)
Accounts payable	(793)	(3,507)	138	(2,578)
Accrued liabilities	(2,402)	(11,098)	(458)	9,363

Adjusted Homebuilding EBITDA	$23,678	$51,104	$34,696	$72,983

Three and Six Month Periods Ended June 30, 2011 Compared to Three and Six Month Periods Ended June 30, 2010

Overview

While we continued to make significant progress with our growth strategy during the 2011 second quarter, increasing our average community count by 20% to 153 communities and acquiring 1,450 lots valued at $92 million during the quarter, our results of operations continue to be hampered by challenging housing market conditions. These conditions include weak housing demand in substantially all of our markets, resulting from a housing supply/demand imbalance, low consumer confidence, high unemployment and price uncertainty. However, with over $507 million of cash on hand and the additional amounts that remain available under our $210 million revolving credit facility, we believe we have ample liquidity to navigate the market downturn.

We reported a net loss of $10.5 million, or $0.03 per diluted share, during the 2011 second quarter, compared to net income of $10.7 million, or $0.04 per diluted share, in the second quarter of 2010. The decrease in our financial performance was primarily driven by a decrease in homebuilding revenues resulting from a decline in deliveries. The 2011 second quarter included $6.0 million of inventory impairment charges and approximately $2.2 million of charges related to the change in our Chief Financial Officer position during the period, while the prior year period included a $5.2 million charge related to the early extinguishment of debt and no inventory impairment charges. For the six months ended June 30, 2011, we reported a net loss of $25.3 million, or $0.07 per diluted share, compared to net income of $5.6 million, or $0.02 per diluted share, for the year earlier period. Our results for the six months ended June 30, 2011 included $6.0 million of inventory impairment charges and approximately $2.7 million of severance and other charges, primarily related to the change in our Chief Financial Officer position during the period, while the six months ended June 30, 2010, included a $5.2 million charge related to the early extinguishment of debt and no inventory impairment or restructuring charges.

We ended the period with $507.2 million of homebuilding cash, including $33.8 million of restricted cash. Net cash used in operating activities during the six months ended June 30, 2011 was $232.1 million, compared to $38.9 million of net cash generated by operating activities during the six months ended June 30, 2010. The decrease in net cash flows from operating activities for the six months ended June 30, 2011 as compared to the prior year period was primarily driven by a $144.5 million decrease in homebuilding revenues due to a 27% decline in new home deliveries, a $49.0 million increase in cash land purchases and a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter.

Homebuilding

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California	$113,737	$196,723	$192,647	$295,624
Southwest	47,153	55,836	82,932	99,535
Southeast	43,455	64,600	72,465	97,369

Total homebuilding revenues	$204,345	$317,159	$348,044	$492,528

Homebuilding pretax income (loss):
California	$(413)	$13,752	$(2,534)	$15,967
Southwest	(3,647)	840	(7,534)	(669)
Southeast	(2,385)	802	(6,104)	(2,828)
Corporate	(4,046)	(5,616)	(7,673)	(7,576)

Total homebuilding pretax income (loss)	$(10,491)	$9,778	$(23,845)	$4,894

We reported a homebuilding pretax loss for the 2011 second quarter of $10.5 million compared to pretax income of $9.8 million in the year earlier period. The decrease in our financial performance was primarily the result of a $31.4 million decrease in gross margin from home sales, driven by a decrease in home sale revenues and a $6.0 million increase in inventory impairment charges, partially offset by a $5.0 million decrease in our selling, general and administrative (“SG&A”) expenses and a $5.2 million decrease in loss on early extinguishment of debt.

For the six months ended June 30, 2011, we reported a homebuilding pretax loss of $23.8 million compared to pretax income of $4.9 million in the year earlier period. The decrease in our financial performance was primarily the result of a $41.7 million decrease in gross margin from home sales, driven by a decrease in home sale revenues and a $6.0 million increase in inventory impairment charges, partially offset by a $5.5 million decrease in our SG&A expenses and a $5.2 million decrease in loss on early extinguishment of debt.

Home sale revenues decreased 36%, from $316.7 million for the 2010 second quarter to $204.2 million for the 2011 second quarter, primarily as a result of a 32% decrease in new home deliveries and, to a lesser extent, by a 6% decrease in our consolidated average home price to $335 thousand. Home sale revenues decreased 29%, from $491.6 million for the six months ended June 30, 2010 to $347.9 million for the six months ended June 30, 2011, primarily as a result of a 27% decline in new home deliveries.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	% Change		2011	2010	% Change
New homes delivered:
California	231	374	(38%	)	401	592	(32%	)

Arizona	43	62	(31%	)	78	109	(28%	)
Texas	96	101	(5%	)	172	191	(10%	)
Colorado	27	40	(33%	)	44	65	(32%	)
Nevada	5	9	(44%	)	10	9	11%

Total Southwest	171	212	(19%	)	304	374	(19%	)

Florida	111	158	(30%	)	173	244	(29%	)
Carolinas	97	147	(34%	)	171	218	(22%	)

Total Southeast	208	305	(32%	)	344	462	(26%	)

Consolidated total	610	891	(32%	)	1,049	1,428	(27%	)
Unconsolidated joint ventures (1)	6	15	(60%	)	14	28	(50%	)

Total (including joint ventures) (1)	616	906	(32%	)	1,063	1,456	(27%	)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.

New home deliveries (exclusive of joint ventures) decreased 32% during the 2011 second quarter as compared to the prior year period. The decline in deliveries was largely attributable to a 24% reduction in the number of homes in backlog at the beginning of the quarter as compared to the year earlier period. The reduction in the number of homes in backlog reflected the slowdown in order activity experienced during the 2011 first quarter, compared to the 2010 first quarter, driven by a housing supply/demand imbalance, low consumer confidence, high unemployment and the elimination of the Federal tax credit that expired on April, 30 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	% Change		2011	2010	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$492	$526	(6%	)	$480	$499	(4%	)

Arizona	211	200	6%		209	199	5%
Texas	299	293	2%		297	296	0%
Colorado	307	290	6%		309	293	5%
Nevada	198	195	2%		195	195	—

Total Southwest	275	261	5%		272	265	3%

Florida	195	192	2%		198	191	4%
Carolinas	225	233	(3%	)	223	231	(3%	)

Total Southeast	209	212	(1%	)	211	210	0%

Consolidated	335	355	(6%	)	332	344	(3%	)
Unconsolidated joint ventures (1)	549	453	21%		459	471	(3%	)

Total (including joint ventures) (1)	$337	$357	(6%	)	$333	$347	(4%	)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.

The decrease in our consolidated average home price (excluding joint ventures) for the 2011 second quarter was due primarily to the delivery of three luxury homes with an average selling price of approximately $6 million from one of the Company’s Southern California coastal communities during the 2010 second quarter as compared to no deliveries from this community during the 2011 second quarter. Our average home prices in Arizona and Colorado for the 2011 second quarter were up 6% each primarily due to product mix shifts.

Gross Margin

Our 2011 second quarter gross margin percentage from home sales was 17.0% compared to 20.9% in the prior year period. The 2011 second quarter gross margin from home sales included $6.0 million of pretax inventory impairment charges related to two homebuilding projects in Northern California totaling $3.9 million and one homebuilding project in Arizona for $2.1 million, whereas the 2010 second quarter gross margin from home sales reflected no inventory impairment charges.

The fair values for the projects that were impaired were calculated using an estimated land residual value analysis and a discounted cash flow analysis. The projected land residual and cash flow for each community are significantly impacted by estimates related to local economic and market trends, sales pace, net sales prices, development and construction timelines, construction and development costs, sales and marketing expenses, and other project specific costs. The operating margin (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the projects impaired during the three months ended June 30, 2011, was 10% and discount rates were approximately 20% to 30%. Our 2011 second quarter gross margin percentage from home sales was 17.0% versus an adjusted gross margin from home sales for the 2011 second quarter of 20.0%. For the first six months of 2011, our gross margin percentage from home sales was 18.4% versus an adjusted gross margin from home sales for the prior year period of 20.2%. Please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales.

The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three and six months ended June 30, 2011 and 2010 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	Gross Margin %	2010	Gross Margin %	2011	Gross Margin %	2010	Gross Margin %
	(Dollars in thousands)
Home sale revenues	$204,236		$316,709		$347,935		$491,622
Less: Cost of home sales	(169,433)		(250,470)		(283,745)		(385,723)

Gross margin from home sales	34,803	17.0%	66,239	20.9%	64,190	18.4%	105,899	21.5%
Add: Housing inventory impairment charges	5,959		—		5,959		—

Gross margin from home sales, as adjusted	$40,762	20.0%	$66,239	20.9%	$70,149	20.2%	$105,899	21.5%

We believe that the measure described above, which excludes housing inventory impairment charges, is useful to our management and investors as it provides a perspective on the underlying operating performance of the business by isolating our results from home sales and excluding impairment charges and provides comparability with information presented by the Company’s peer group. However, it should be noted that such measure is not a GAAP financial measure and other companies in the homebuilding industry may calculate this measure differently. Due to the significance of the GAAP components excluded, such measure should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

SG&A Expenses

Our 2011 second quarter SG&A expenses (including Corporate G&A) were $38.4 million compared to $43.4 million for the prior year period. SG&A expenses for the three months ended June 30, 2011 included approximately $2.2 million of severance and other charges incurred in connection with the change in our Chief Financial Officer position during the quarter. Excluding these charges, our 2011 second quarter adjusted SG&A rate from home sales was 17.8% (please see the table set forth below reconciling this non-GAAP measure to our SG&A rate from home sales) versus a SG&A rate from home sales of 13.7% in the 2010 second quarter. The 410 basis point increase in our adjusted SG&A rate was primarily the result of a 36% decrease in home sale revenues and higher sales and marketing costs associated with new community openings. Our SG&A expenses for the six months ended June 30, 2011 also included $0.6 million of severance charges recorded during the 2011 first quarter in connection with restructuring efforts to further adjust our workforce to align with lower sales volume.

The table set forth below reconciles our SG&A expenses and SG&A rate from home sales for the three and six months ended June 30, 2011 and 2010 to our SG&A expenses and SG&A rate from home sales, excluding severance and other charges related to the change in our Chief Financial Officer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	SG&A as a % of home sales	2010	SG&A as a % of home sales	2011	SG&A as a % of home sales	2010	SG&A as a % of home sales
	(Dollars in thousands)
Selling, general and administrative expenses	$38,443	18.8%	$43,413	13.7%	$70,704	20.3%	$76,165	15.5%
Less: Severance and other charges	(2,178)	(1.0%)	—	—	(2,739)	(0.8%)	—	—

Selling, general and administrative expenses, excluding severance and other charges	$36,265	17.8%	$43,413	13.7%	$67,965	19.5%	$76,165	15.5%

We believe that the measure described above, which excludes severance and other charges related to the change in our Chief Financial Officer position, is useful to our management and investors as it provides a perspective on the underlying operating performance of the business excluding these charges and provides comparability with the Company’s peer group. However, it should be noted that such measure is not a GAAP financial measure and other companies in the homebuilding industry may calculate this measure differently. Due to the significance of the GAAP components excluded, such measure should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Unconsolidated Joint Ventures

We recognized a $0.4 million loss from unconsolidated joint ventures during the 2011 second quarter compared to a $0.2 million loss in the year earlier period. The loss in the 2011 second quarter primarily represented $0.8 million of losses related to two Southern California land development joint ventures, partially offset by $0.5 million of income related to one Northern California homebuilding joint venture. The loss in the 2010 second quarter primarily represented $0.7 million of losses related to one Southern California land development joint venture, partially offset by $0.4 million of income related to one Northern California homebuilding joint venture.

Interest Expense

For the three and six months ended June 30, 2011, we expensed $7.4 million and $18.0 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets. For the three and six months ended June 30, 2010, we expensed $10.5 million and $22.5 million, respectively, of interest costs. The decline in our year-over-year interest expense was primarily the result of increased land purchases made during the last four quarters that resulted in a higher level of qualified assets. To the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Loss on Early Extinguishment of Debt

During the three and six months ended June 30, 2010, we recognized a $5.2 million loss in connection with the early extinguishment of all of our remaining senior notes due 2010, 2011 and 2013.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2011 primarily related to a $0.5 million recovery of a note receivable that had been previously written off and $0.4 million of interest income. Other income (expense) for the six months ended June 30, 2011 primarily related to $1.0 million of interest income.

Other income (expense) for the three months ended June 30, 2010 primarily related to a $1.5 million recovery of a land option deposit that had been previously written off and a $0.5 million gain on sale of a note receivable. In addition, other income (expense) for the three and six months ended June 30, 2010 included $0.5 million and $0.9 million, respectively, of interest income.

	Three Months Ended June 30,						Six Months Ended June 30,
	2011	2010	% Change		% Absorption Change (1)		2011	2010	% Change		% Absorption Change (1)
Net new orders (2):
California	313	311	1%		(11%	)	545	601	(9%	)	(15%	)

Arizona	33	46	(28%	)	(19%	)	79	106	(25%	)	(34%	)
Texas	139	95	46%		11%		259	201	29%		4%
Colorado	25	22	14%		(9%	)	51	51	—		—
Nevada	2	12	(83%	)	(83%	)	3	15	(80%	)	(80%	)

Total Southwest	199	175	14%		(3%	)	392	373	5%		(10%	)

Florida	142	117	21%		(13%	)	257	258	(0%	)	(30%	)
Carolinas	110	116	(5%	)	(21%	)	222	246	(10%	)	(16%	)

Total Southeast	252	233	8%		(17%	)	479	504	(5%	)	(24%	)

Consolidated total	764	719	6%		(12%	)	1,416	1,478	(4%	)	(17%	)
Unconsolidated joint ventures (3)	8	13	(38%	)	(38%	)	16	28	(43%	)	(43%	)

Total (including joint ventures)	772	732	5%		(12%	)	1,432	1,506	(5%	)	(18%	)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	% Change		2011	2010	% Change
Average number of selling communities during the period:
California	53	47	13%		49	46	7%

Arizona	8	9	(11%	)	9	8	13%
Texas	21	16	31%		21	17	24%
Colorado	5	4	25%		5	5	—
Nevada	1	1	—		1	1	—

Total Southwest	35	30	17%		36	31	16%

Florida	35	25	40%		34	24	42%
Carolinas	30	25	20%		27	25	8%

Total Southeast	65	50	30%		61	49	24%

Consolidated total	153	127	20%		146	126	16%
Unconsolidated joint ventures (3)	3	3	—		3	3	—

Total (including joint ventures)	156	130	20%		149	129	16%

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures.

Net new orders (excluding joint ventures) for the 2011 second quarter increased 6% to 764 new homes from the 2010 second quarter on a 20% increase in the number of average active selling communities from 127 to 153. Our cancellation rate for the three months ended June 30, 2011 was 14%, consistent with 15% for the 2010 second quarter and 14% for the 2011 first quarter. Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog was 10% and 3%, respectively, for the 2011 and 2010 second quarter. Our monthly sales absorption rate for the 2011 second quarter was 1.7 per community, down from 1.9 per community for the 2010 second quarter, but up from 1.6 per community for the 2011 first quarter. The slower year-over-year absorption rates reflected weaker demand in a majority of our markets, driven by a housing supply/demand imbalance, low consumer confidence, high unemployment and the elimination of the Federal tax credit that expired in April 2010. These conditions have been magnified by the tightening of available mortgage credit for homebuyers and negative home equity for many perspective homebuyers who are looking to sell their existing homes.

	At June 30,
	2011		2010		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes		Dollar Value
California	263	$157,217	256	$137,493	3%		14%

Arizona	37	7,710	44	9,787	(16%	)	(21%	)
Texas	186	54,024	119	36,638	56%		47%
Colorado	37	12,117	40	11,582	(8%	)	5%
Nevada	1	203	6	1,228	(83%	)	(83%	)

Total Southwest	261	74,054	209	59,235	25%		25%

Florida	151	35,025	92	18,448	64%		90%
Carolinas	106	27,508	92	22,532	15%		22%

Total Southeast	257	62,533	184	40,980	40%		53%

Consolidated total	781	293,804	649	237,708	20%		24%
Unconsolidated joint ventures (1)	7	2,558	9	3,920	(22%	)	(35%	)

Total (including joint ventures)	788	$296,362	658	$241,628	20%		23%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.

The dollar value of our backlog (excluding joint ventures) as of June 30, 2011 increased 24% from the year earlier period to $293.8 million, or 781 homes. The increase in backlog value was driven primarily by a 6% increase in net new orders and a decrease in the percentage of homes delivered from beginning backlog in the 2011 second quarter as compared to the prior year period. Our consolidated average home price in backlog increased slightly to $376 thousand as of June 30, 2011 compared to $366 thousand as of June 30, 2010.

	At June 30,
	2011	2010	% Change
Lots owned and controlled:
California	9,533	9,013	6%

Arizona	1,883	2,027	(7%	)
Texas	4,259	2,427	75%
Colorado	741	231	221%
Nevada	1,138	1,209	(6%	)

Total Southwest	8,021	5,894	36%

Florida	5,864	4,777	23%
Carolinas	2,985	2,169	38%

Total Southeast	8,849	6,946	27%

Total (including joint ventures)	26,403	21,853	21%

Lots owned	19,121	16,944	13%
Lots optioned or subject to contract	5,848	3,934	49%
Joint venture lots (1)	1,434	975	47%

Total (including joint ventures)	26,403	21,853	21%

Lots owned:
Raw lots	5,057	5,379	(6%	)
Lots under development	4,969	2,874	73%
Finished lots	7,294	6,957	5%
Under construction or completed homes	1,801	1,734	4%

Total	19,121	16,944	13%

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total lots owned and controlled as of June 30, 2011 increased 21% from the year earlier period and was up 4% from the 25,505 lots owned and controlled as of March 31, 2011.

	At June 30,
	2011	2010	% Change
Homes under construction (including speculative homes):
Consolidated	1,000	1,003	(0%	)
Joint ventures	19	18	6%

Total	1,019	1,021	(0%	)

Speculative homes under construction:
Consolidated	549	600	(9%	)
Joint ventures	13	16	(19%	)

Total	562	616	(9%	)

Completed and unsold homes:
Consolidated (excluding podium projects)	330	283	17%
Podium projects	—	10	(100%	)

Total consolidated	330	293	13%
Joint ventures	10	11	(9%	)

Total	340	304	12%

The number of completed and unsold homes (excluding joint ventures) as of June 30, 2011 increased 13% to 330 homes compared to June 30, 2010 primarily as a result of a 20% increase in the number of average selling communities for the 2011 second quarter compared to the 2010 second quarter and due to the slowdown in sales absorption rates we experienced beginning in the second half of 2010. In response to the slowdown in demand, we slowed home starts beginning in the second half of 2010, which resulted in a 9% decline in the number of speculative homes under construction (exclusive of joint ventures) as compared to June 30, 2010. We intend to continue to closely monitor future new home starts based on sales volume and the number of completed and unsold homes that we accumulate.

Financial Services

In the 2011 second quarter, our financial services subsidiary reported a pretax income of approximately $0.1 million compared to pretax income of $1.1 million in the year earlier period. The decrease in pretax income was driven primarily by a 34% decrease in the volume of loans closed and sold compared to the year earlier period and a $0.5 million increase in loan loss reserve expense related to indemnification and repurchase reserves, from approximately $0.9 million for the 2010 second quarter to $1.4 million for the 2011 second quarter.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Total Originations:
Loans	416	630	713	1,014
Principal	$108,207	$164,892	$188,423	$264,672
Capture Rate	78%	79%	78%	79%

Loans Sold to Third Parties:
Loans	365	508	702	919
Principal	$92,266	$130,812	$182,318	$238,289

Mortgage Loan Origination Product Mix:
FHA loans	31%	46%	34%	43%
Other government loans (VA & USDA)	19%	18%	18%	16%

Total government loans	50%	64%	52%	59%
Conforming loans	50%	36%	48%	41%
Jumbo loans	0%	0%	0%	0%

	100%	100%	100%	100%

Loan Type:
Fixed	95%	96%	95%	96%
ARM	5%	4%	5%	4%
Credit Quality:
FICO score ≥ 700	94%	97%	95%	95%
FICO score between 620 - 699	6%	3%	5%	5%
FICO score < 620 (sub-prime loans)	0%	0%	0%	0%
Avg. FICO score	738	738	740	739
Other Data:
Avg. combined LTV ratio	87%	89%	88%	88%
Full documentation loans	100%	100%	100%	100%
Non-Full documentation loans	0%	0%	0%	0%

Income Taxes

During the three and six months ended June 30, 2011, we generated deferred tax assets of $4.2 million and $9.8 million, respectively, related to pretax losses which were fully reserved against through a noncash valuation allowance. As of June 30, 2011, we had a $523.3 million deferred tax asset (excluding the $7.3 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. Approximately $128 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges which may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets. To the extent that we generate eligible taxable income in the future that allows us to utilize the deferred tax assets, we will, subject to applicable limitations, be able to reduce our effective tax rate. See Note 21 to our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisitions	• construction and development expenditures

• operating expenses	• principal and interest payments on debt

• joint ventures	• market expansion

Cash requirements over the last several years have been met by:

•       internally generated funds

•       bank revolving credit facility

•       land option contracts

•       land seller notes

•       sales of our equity through public and private offerings (including warrant and employee stock option exercises)

• public and private note offerings (including convertible notes) • bank term loans • joint venture financings • assessment district bond financings • mortgage credit facilities • tax refunds

For the six months ended June 30, 2011, we used $232.1 million of cash in operating activities versus generating $38.9 million of cash from operating activities in the year earlier period. The decline in cash flows from operating activities was driven primarily by a $144.5 million decrease in homebuilding revenues due to a 27% decline in new home deliveries, a $49.0 million increase in cash land purchases and a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter. As of June 30, 2011, our homebuilding cash balance was $507.2 million (including $33.8 million in restricted cash).

Revolving Credit Facility. On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”). The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions. Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility. As of June 30, 2011, we had no amounts outstanding under the Revolving Facility. Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at June 30, 2011	Covenant Requirements at June 30, 2011
	(Dollars in millions)
Consolidated Tangible Net Worth (1)	$607.3	≥ $443.2
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.53	≤ 2.75
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.34	≤ 1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$469.8	≥ $121.2
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	0.85	≥ 1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$82.2	≤ $292.5
Actual/Permitted Borrowings under the Revolving Facility (7)	$0.0	≤ $196.1

(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	This ratio decreases to 2.50 to 1.00 for the period ending September 30, 2013 and thereafter. Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of a required reserve amount.
(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)	Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest expense for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.
(5)	The ratio increases to 1.25 to 1.00 beginning with the quarter ending June 30, 2012, and to 1.50 to 1.00 beginning with the quarter ending March 31, 2013. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of June 30, 2011 our borrowing base plus our overadvance amount exceeded our borrowing base debt by approximately $271 million. However, our borrowing base availability is limited by our total commitment, which was $210 million as of June 30, 2011. In addition, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that further limits our permitted borrowings to $196.1 million as of June 30, 2011, which represents $100 million plus 90% of the book value of our completed model home inventory.

Letter of Credit Facilities. As of June 30, 2011 we were party to three letter of credit facilities that require cash collateralization. As of June 30, 2011, these facilities, which have maturity dates ranging from September 2011 to November 2011, had commitments that aggregated $51 million, had a total of $32.2 million outstanding, and were secured by cash collateral deposits of $33.7 million as of June 30, 2011. Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Senior Subordinated Notes. The principal amount outstanding of our senior and senior subordinated notes payable (excluding our convertible senior subordinated notes discussed below) consisted of the following:

June 30, 2011
(Dollars in thousands)
9 1/4% Senior Subordinated Notes due April 2012	$9,990
6 1/4% Senior Notes due April 2014	4,971
7% Senior Notes due August 2015	29,789
10 3/4% Senior Notes due September 2016	280,000
8 3/8% Senior Notes due May 2018	575,000
8 3/8% Senior Notes due January 2021	400,000

$1,299,750

These notes contain various restrictive covenants. Our 10 3/4% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments. Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition. Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition. Our ability to make restricted payments is also subject to a basket limitation. As of June 30, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

The leverage and interest coverage conditions contained in our 10 3/4% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at June 30, 2011	Covenant Requirements at June 30, 2011
Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	2.19	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	0.55	≥ 2.00

(1)	Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million. As of June 30, 2011, our unrestricted subsidiaries had approximately $457.6 million of cash. As of June 30, 2011, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp. If such a distribution were to occur, the Leverage Ratio would be positively impacted.

Convertible Senior Subordinated Notes. As of June 30, 2011, we had $39.6 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2012 outstanding (the “Convertible Notes”). In accordance with ASC Topic 470, Debt (“ASC 470”), a portion of our Convertible Notes has been classified in stockholders’ equity ($5.2 million as of June 30, 2011) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes.

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

Joint Venture Loans. As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 40, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and construction financing. This financing is designed to reduce the use of funds from our corporate financing sources. During the three months ended June 30, 2011, the remaining $1.0 million of joint venture borrowings was repaid in full. As of June 30, 2011, we held interests in eight active joint ventures with no project specific financing outstanding.

Secured Project Debt and Other Notes Payable. At June 30, 2011, we had approximately $4.2 million outstanding in secured project debt and other notes payable. Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities. At June 30, 2011, we had approximately $34.9 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities. As of such date, these mortgage credit facilities consisted of a $45 million repurchase facility and a $60 million early purchase facility with one lender, and a $50 million repurchase facility with another lender. The lenders generally do not have discretion to refuse to fund requests under these facilities if our mortgage loans comply with the requirements of the facility, although the lender of the $45 million repurchase facility has substantial discretion to modify these requirements from time to time, even if any such modification adversely affects our mortgage financing subsidiary’s ability to utilize the facility. These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $2.9 million as of June 30, 2011, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements. As of June 30, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

In July 2011, Standard Pacific Mortgage renewed the $50 million repurchase facility, extending its maturity date to July 3, 2012. Standard Pacific Mortgage also extended the maturity date of the $45 million repurchase facility and $60 million early purchase facility from July 19, 2011 to August 18, 2011. Standard Pacific Mortgage is currently negotiating a further extension for the $60 million early purchase facility in connection with reducing the overall early purchase facility commitment amount.

Surety Bonds. Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance. At June 30, 2011, we had approximately $190.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $73.4 million remaining in cost to complete.

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

Dividends. We paid no dividends to our stockholders during the six months ended June 30, 2011.

Stock Repurchases. We did not repurchase capital stock during the six months ended June 30, 2011.

Leverage. Our homebuilding leverage ratio was 68.5% at June 30, 2011 and our adjusted net homebuilding debt to adjusted total book capitalization was 57.3%. This adjusted ratio reflects the offset of homebuilding cash and excludes $34.9 million of indebtedness of our financial services subsidiary. We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt. Our leverage level has been negatively impacted over the last several years due to the reduction in our equity base as a result of the significant level of impairments, operating losses and deferred tax valuation allowances recorded by us, as well as by the debt we have had to assume in connection with joint venture unwinds. The impact of these impairments on our leverage has been offset in part by the $662 million in equity we raised in 2008, the $32.8 million in debt for equity exchanges completed during 2010, and the $187.5 million equity issuance in December 2010. Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices. Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option. In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns. At June 30, 2011, we had one option contract outstanding with a third party financial entity with approximately $0.8 million of remaining land development improvement costs, all of which is anticipated to be funded by the option provider. In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land. At June 30, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $23.7 million and capitalized preacquisition and other development and construction costs of approximately $3.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $230.1 million. Approximately $35.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and construction financing, which was designed to reduce the use of funds from our corporate financing sources.

As of June 30, 2011, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down. As of such date, our joint ventures had no project specific financing outstanding.

As of June 30, 2011, we had $13.4 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt. We did not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2011. We do not enter into or hold derivatives for trading or speculative purposes. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage. Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans. Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces our risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil. As of June 30, 2011, Standard Pacific Mortgage had approximately $37.4 million in closed mortgage loans held for sale and $36.7 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our belief that our current restructuring activities are substantially complete but that we may incur additional restructuring charges;

•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;

•	our strategy to align new home starts with sales to manage our inventory of completed and unsold homes;

•	that option contract counterparties will perform under their development funding obligations;

•	housing market conditions and trends in the geographic markets in which we operate;

•	the sufficiency of our liquidity;

•	litigation outcomes and related costs;

•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;

•	changes to our unrecognized tax benefits and uncertain tax positions;

•	the timing of the amortization of equity award unrecognized compensation expense;

•	our ability to realize the value of our deferred tax assets and the timing relating thereto; and

•	the impact of recent accounting standards.

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

•

risks relating to our unconsolidated joint ventures, including our ability and the ability of our partners to contribute funds to our joint ventures when needed or contractually agreed to, entitlement and development risks for the land owned by our joint ventures, the availability of financing to the joint venture, our completion obligations to the joint venture, the illiquidity of our joint venture investments, partner disputes, and risks relating to our determinations concerning the consolidation or non-consolidation of our joint venture investments;

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

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions, including the claims and actions related to Chinese Drywall that were most recently described in our Report on Form 10-Q for the period ended March 31, 2011, are material to our financial statements.

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

ITEM 5.07      Submission of Matters to a Vote of Security Holders

On May 18, 2011, the Company’s stockholders recommended a three year frequency for future non-binding votes to approve the compensation of our named executive officers, with nearly 85% of votes being cast in favor of the Board’s recommendation of a three year frequency. As a result, the Company intends to hold such a vote every three years.

ITEM 6.	EXHIBITS

+*10.1	Employment Letter, dated May 3, 2011, between the Registrant and Jeff McCall, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2011.

+*10.2	Retirement and Transition Services Agreement, entered into as of June 1, 2011, between the Registrant and John M. Stephens, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2011.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: August 2, 2011	By:	/s/ KENNETH L. CAMPBELL
Kenneth L. Campbell Chief Executive Officer (Principal Executive Officer)

Dated: August 2, 2011	By:	/s/ JEFF J. MCCALL
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)