Form 10-Q
period 2011-09-30
STANDARD PACIFIC CORP /DE/
filed 2011-11-01
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to

Commission file number 1-10959

STANDARD PACIFIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15360 Barranca Parkway, Irvine, CA (Address of principal executive offices)	92618-2215 (Zip Code)

(949) 789-1600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      X      No        .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes              No    X   .

Registrant's shares of common stock outstanding at October 31, 2011:  198,470,213

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$241,434	$206,516	$589,369	$698,138
Land sale revenues	359	950	468	1,856
Total revenues	241,793	207,466	589,837	699,994
Cost of home sales	(203,188)	(157,677)	(486,933)	(543,400)
Cost of land sales	(359)	(954)	(473)	(1,628)
Total cost of sales	(203,547)	(158,631)	(487,406)	(545,028)
Gross margin	38,246	48,835	102,431	154,966
Selling, general and administrative expenses	(39,124)	(36,339)	(109,828)	(112,504)
Income (loss) from unconsolidated joint ventures	(455)	1,801	(1,091)	1,141
Interest expense	(4,250)	(10,257)	(22,209)	(32,721)
Loss on early extinguishment of debt	―	(999)	―	(6,189)
Other income (expense)	(1,948)	1,035	(679)	4,277
Homebuilding pretax income (loss)	(7,531)	4,076	(31,376)	8,970
Financial Services:
Revenues	3,529	3,430	7,124	9,711
Expenses	(2,324)	(2,721)	(7,171)	(8,026)
Other income	42	30	98	111
Financial services pretax income	1,247	739	51	1,796

Income (loss) before income taxes	(6,284)	4,815	(31,325)	10,766
Provision for income taxes	(150)	(272)	(425)	(633)
Net income (loss)	(6,434)	4,543	(31,750)	10,133
Less: Net (income) loss allocated to preferred shareholder	2,780	(2,676)	13,743	(5,982)
Net income (loss) available to common stockholders	$(3,654)	$1,867	$(18,007)	$4,151

Income (Loss) Per Common Share:
Basic	$(0.02)	$0.02	$(0.09)	$0.04
Diluted	$(0.02)	$0.02	$(0.09)	$0.04

Weighted Average Common Shares Outstanding:
Basic	194,311,129	103,100,974	193,686,614	102,582,491
Diluted	194,311,129	106,137,371	193,686,614	111,005,597

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$420,010	$720,516
Restricted cash	31,182	28,238
Trade and other receivables	18,476	6,167
Inventories:
Owned	1,450,827	1,181,697
Not owned	61,603	18,999
Investments in unconsolidated joint ventures	76,058	73,861
Deferred income taxes, net of valuation allowance of $520,285 and $516,366 at
September 30, 2011 and December 31, 2010, respectively	6,320	9,269
Other assets	38,650	38,175
Total Homebuilding Assets	2,103,126	2,076,922
Financial Services:
Cash and equivalents	11,339	10,855
Restricted cash	1,745	2,870
Mortgage loans held for sale, net	50,049	30,279
Mortgage loans held for investment, net	10,329	9,904
Other assets	5,210	2,293
Total Financial Services Assets	78,672	56,201
Total Assets	$2,181,798	$2,133,123

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,605	$16,716
Accrued liabilities	176,698	143,127
Secured project debt and other notes payable	3,899	4,738
Senior notes payable	1,274,532	1,272,977
Senior subordinated notes payable	45,293	42,539
Total Homebuilding Liabilities	1,523,027	1,480,097
Financial Services:
Accounts payable and other liabilities	1,312	820
Mortgage credit facilities	52,528	30,344
Total Financial Services Liabilities	53,840	31,164
Total Liabilities	1,576,867	1,511,261

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares
issued and outstanding at September 30, 2011 and December 31, 2010	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 198,456,463 and 196,641,551 shares issued and outstanding at September 30, 2011 and
December 31, 2010, respectively	1,984	1,966
Additional paid-in capital	1,237,304	1,227,292
Accumulated deficit	(624,102)	(592,352)
Accumulated other comprehensive loss, net of tax	(10,260)	(15,049)
Total Equity	604,931	621,862
Total Liabilities and Equity	$2,181,798	$2,133,123

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(31,750)	$10,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from unconsolidated joint ventures	1,091	(1,141)
Cash distributions of income from unconsolidated joint ventures	20	―
Depreciation and amortization	2,606	2,159
(Gain) loss on disposal of property and equipment	184	(35)
Loss on early extinguishment of debt	―	6,189
Amortization of stock-based compensation	8,094	8,598
Excess tax benefits from share-based payment arrangements	―	(27)
Inventory impairment charges and deposit write-offs	14,918	―
Changes in cash and equivalents due to:
Trade and other receivables	(12,309)	(983)
Mortgage loans held for sale	(19,737)	5,846
Inventories - owned	(261,777)	(120,420)
Inventories - not owned	(17,659)	(24,070)
Other assets	(313)	108,846
Accounts payable	5,889	(6,576)
Accrued liabilities	166	(17,014)
Net cash provided by (used in) operating activities	(310,577)	(28,495)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(11,304)	(37,434)
Distributions from unconsolidated homebuilding joint ventures	7,786	113
Other investing activities	(1,752)	(1,133)
Net cash provided by (used in) investing activities	(5,270)	(38,454)

Cash Flows From Financing Activities:
Change in restricted cash	(1,819)	(1,588)
Net proceeds from (principal payments on) secured project debt and other notes payable	(839)	(83,407)
Principal payments on senior notes payable	―	(195,869)
Proceeds from the issuance of senior notes payable	―	300,000
Payment of debt issuance costs	(4,575)	(5,506)
Net proceeds from (payments on) mortgage credit facilities	22,184	(5,393)
Excess tax benefits from share-based payment arrangements	―	27
Payment of common stock issuance costs	(324)	―
Proceeds from the exercise of stock options	1,198	2,454
Net cash provided by (used in) financing activities	15,825	10,718

Net increase (decrease) in cash and equivalents	(300,022)	(56,231)
Cash and equivalents at beginning of period	731,371	595,559
Cash and equivalents at end of period	$431,349	$539,328

Cash and equivalents at end of period	$431,349	$539,328
Homebuilding restricted cash at end of period	31,182	16,983
Financial services restricted cash at end of period	1,745	2,870
Cash and equivalents and restricted cash at end of period	$464,276	$559,181

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.        Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2011 and the results of operations and cash flows for the periods presented.  Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the period ended September 30, 2011.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, Fair Value Measurements and Disclosures — Overall.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for us in the first quarter of 2010, except for Level 3 activity disclosures (please see Note 18 for further discussion), which were effective beginning January 1, 2011.  Our adoption of these disclosure provisions of ASU 2010-06 did not have an impact on our consolidated financial statements.

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

Our mortgage financing operation provides mortgage financing to our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title service operation provides title examinations for our homebuyers in Texas.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under “Financial Services.”

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

    Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California	$146,441		$118,989	$339,088		$414,613
Southwest	47,342		47,956	130,274		147,491
Southeast	48,010		40,521	120,475		137,890
Total homebuilding revenues	$241,793		$207,466	$589,837		$699,994

Homebuilding pretax income (loss):
California	$(364)		$11,874	$(2,898)		$27,841
Southwest	(2,592)		(1,484)	(10,126)		(2,153)
Southeast	(3,396)		(2,214)	(9,500)		(5,042)
Corporate	(1,179)		(4,100)	(8,852)		(11,676)
Total homebuilding pretax income (loss)	$(7,531)		$4,076	$(31,376)		$8,970

Homebuilding income (loss) from unconsolidated joint ventures:
California	$(389)		$1,826	$(994)		$1,202
Southwest	(7)		(15)	(23)		(38)
Southeast	(59)		(10)	(74)		(23)
Total homebuilding income (loss) from unconsolidated joint ventures	$(455)		$1,801	$(1,091)		$1,141

Restructuring charges:
California	$174	$	―	$598	$	―
Southwest	118		―	165		―
Southeast	279		―	279		―
Corporate	60		―	150		―
Total restructuring charges	$631	$	―	$1,192	$	―

Homebuilding pretax income (loss) includes the following inventory impairment charges and land deposit write-offs recorded in the following segments:

	Three Months Ended September 30, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$876	$495	$358	$1,729
Inventory impairments	5,653	756	821	7,230
Total impairments and deposit write-offs	$6,529	$1,251	$1,179	$8,959

	Nine Months Ended September 30, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$876	$495	$358	$1,729
Inventory impairments	9,490	2,878	821	13,189
Total impairments and deposit write-offs	$10,366	$3,373	$1,179	$14,918

    Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Homebuilding assets:
California	$988,054	$819,376
Southwest	334,310	233,120
Southeast	291,210	237,635
Corporate	489,552	786,791
Total homebuilding assets	$2,103,126	$2,076,922

Homebuilding investments in unconsolidated joint ventures:
California	$71,268	$69,968
Southwest	2,755	2,743
Southeast	2,035	1,150
Total homebuilding investments in unconsolidated joint ventures	$76,058	$73,861

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

    For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method.  For the three and nine months ended September 30, 2011, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these periods.  Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.  The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)

Numerator:
Net income (loss)	$(6,434)	$4,543	$(31,750)	$10,133
Less: Net (income) loss allocated to preferred shareholder	2,780	(2,676)	13,743	(5,982)
Net income (loss) available to common shareholders	$(3,654)	$1,867	$(18,007)	$4,151

Denominator:
Weighted average basic common shares outstanding	194,311,129	103,100,974	193,686,614	102,582,491
Effect of dilutive securities:
Warrant	―	―	―	4,587,239
Stock options	―	3,036,397	―	3,835,867
Weighted average diluted common shares outstanding	194,311,129	106,137,371	193,686,614	111,005,597

Income (loss) per common share:
Basic	$(0.02)	$0.02	$(0.09)	$0.04
Diluted	$(0.02)	$0.02	$(0.09)	$0.04

    As of September 30, 2011 and 2010, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock.  The following table sets forth the potential weighted average diluted common shares outstanding if our Series B Preferred Stock was converted to common stock.  Please see Note 15 “Preferred Stock” for further discussion of the Series B Preferred Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average diluted common shares outstanding	194,311,129	106,137,371	193,686,614	111,005,597
Additional weighted average common shares outstanding if the Series B
Preferred Stock converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786
Total potential weighted average diluted common shares outstanding
if the Series B Preferred Stock converted to common shares	342,123,915	253,950,157	341,499,400	258,818,383

In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock was converted to common stock, all net income (loss) would be allocated to common stock in the computation of earnings (loss) per share.

5.        Comprehensive Income (Loss)

    The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income (loss)	$(6,434)	$4,543	$(31,750)	$10,133
Unrealized gain (loss) on interest rate swaps,
net of related income tax effects	1,614	(558)	4,789	(2,080)
Comprehensive income (loss)	$(4,820)	$3,985	$(26,961)	$8,053

6.        Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period.  Stock-based compensation awards are valued at the fair value on the date of grant.

During the nine months ended September 30, 2011, we granted 1,300,000 stock options to an executive officer, and issued 704,435 shares of common stock to our officers and key employees and 121,430 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Stock options	$1,570	$1,819	$5,588	$4,602
Common stock grants	1,065	1,296	2,506	3,996
Total	$2,635	$3,115	$8,094	$8,598

    As of September 30, 2011, total unrecognized compensation expense related to stock-based compensation was $5.4 million, with a weighted average period over which the unrecognized compensation expense is expected to be recorded of approximately 1.6 years.

7.        Restricted Cash

At September 30, 2011, restricted cash included $32.9 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($31.2 million of homebuilding restricted cash and $1.7 million of financial services restricted cash).

8.       Inventories

a.	Inventories Owned

Inventories owned consisted of the following at:

	September 30, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$585,886	$195,978	$189,798	$971,662
Homes completed and under construction	224,715	72,632	73,169	370,516
Model homes	78,761	12,991	16,897	108,649
Total inventories owned	$889,362	$281,601	$279,864	$1,450,827

	December 31, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$492,501	$158,324	$150,856	$801,681
Homes completed and under construction	164,237	51,382	66,161	281,780
Model homes	70,579	13,085	14,572	98,236
Total inventories owned	$727,317	$222,791	$231,589	$1,181,697

     In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the nine months ended September 30, 2011 and 2010, the total number of projects included in inventories-owned and reviewed for impairment were 262 and 239, respectively.  Based on the impairment review, we recorded $7.3 million and $13.2 million of inventory impairments during the three and nine months ended September 30, 2011, respectively, related to homes completed and under construction.  We did not record any inventory impairments during the three and nine months ended September 30, 2010.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Land purchase and lot option deposits	$26,142	$18,499
Other lot option contracts, net of deposits	35,461	500
Total inventories not owned	$61,603	$18,999

    Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of September 30, 2011, we were not required to consolidate any VIEs.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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

We incurred pretax charges of $1.7 million related to deposit write-offs for the three and nine months ended September 30, 2011.  These charges were included in other income (expense) in the accompanying condensed consolidated statements of operations.  We did not record any deposit write-offs during the three and nine months ended September 30, 2010.We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off option deposits in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

9.        Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the three months ended September 30, 2011 and 2010, we expensed $4.3 million and $10.3 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.  For the nine months ended September 30, 2011 and 2010, we expensed $22.2 million and $32.7 million, respectively, of interest costs in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
	(Dollars in thousands)

Total interest incurred (1)	$35,273		$28,070	$105,480	$82,030
Less: Interest capitalized to inventories owned	(29,329)		(17,126)	(78,225)	(47,240)
Less: Interest capitalized to investments in unconsolidated joint ventures	(1,694)		(687)	(5,046)	(2,069)
Interest expense	$4,250		$10,257	$22,209	$32,721

Interest previously capitalized to inventories owned, included in cost of home sales	$18,776		$12,546	$45,864	$44,852
Interest previously capitalized to inventories owned, included in cost of land sales	$77	$	―	$115	$815
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$300		$342	$558	$441
Interest capitalized in ending inventories owned (2)	$181,310		$143,111	$181,310	$143,111
Interest capitalized as a percentage of inventories owned	12.5%		12.4%	12.5%	12.4%
Interest capitalized in ending investments in unconsolidated joint ventures (2)	$7,836		$3,492	$7,836	$3,492
Interest capitalized as a percentage of investments in unconsolidated joint ventures	10.3%		4.4%	10.3%	4.4%

(1)
For the three and nine months ended September 30, 2011, interest incurred included the noncash amortization of $2.6 million and $7.7 million, respectively, of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 16 “Derivative Instruments and Hedging Activities”).

(2)
During the three and nine months ended September 30, 2011, in connection with lot purchases from our unconsolidated joint ventures, $1.1 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.  During the three and nine months ended September 30, 2010, $10 thousand and $75 thousand, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.       Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Revenues	$26,709	$33,043	$45,082	$52,379
Cost of sales and expenses	(23,944)	(23,505)	(39,710)	(43,787)
Income of unconsolidated joint ventures	$2,765	$9,538	$5,372	$8,592
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(455)	$1,801	$(1,091)	$1,141

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements.

During the nine months ended September 30, 2011 and 2010, the total number of projects included in investments in unconsolidated joint ventures and reviewed for impairment were 6 and 7, respectively, with certain unconsolidated joint ventures having multiple real estate projects.  Based on the impairment review, no projects were determined to be impaired for the nine months ended September 30, 2011 and 2010.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Cash	$14,722	$19,202
Inventories	236,279	240,492
Other assets	12,136	7,964
Total assets	$263,137	$267,658

Liabilities and Equity:
Accounts payable and accrued liabilities	$31,454	$37,124
Recourse debt	―	3,865
Standard Pacific equity	72,737	74,793
Other members' equity	158,946	151,876
Total liabilities and equity	$263,137	$267,658

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$76,058	$73,861

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture.  Our investments in unconsolidated joint ventures also included approximately $7.8 million and $4.5 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2011 and December 31, 2010, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of September 30, 2011, with the exception of one homebuilding joint venture, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures because they were not deemed to be VIEs.  As of September 30, 2011, we held an interest in one homebuilding joint venture in Northern California that was deemed to be a VIE.  Our investment in this joint venture was approximately $7.2 million, which represents our maximum exposure to loss if we elect to forfeit our membership interest in this entity.  As of September 30, 2011, this joint venture owns approximately $10.2 million of assets, primarily representing real estate inventories, and has no recourse debt outstanding.  We have determined that based on the voting rights with respect to major decisions, as defined in the underlying joint venture operating agreement, both members of this joint venture share equally in the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, we are not required to consolidate this joint venture as neither member is deemed to be the primary beneficiary.

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
	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)

Warranty accrual, beginning of the period	$20,866	$22,606
Warranty costs accrued during the period	2,327	3,263
Warranty costs paid during the period	(2,505)	(3,112)
Warranty accrual, end of the period	$20,688	$22,757

12.       Revolving Credit Facility and Letter of Credit Facilities

On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  The Revolving Facility contains financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of the date hereof, we satisfied the conditions that would allow us to borrow up to $197 million under the facility and had no amounts outstanding.

As of September 30, 2011, we were party to two committed letter of credit facilities totaling $21 million, of which $7.3 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $23.4 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to September 2013.  As of September 30, 2011 these facilities were secured by cash collateral deposits of $31.0 million.

13.       Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.  At September 30, 2011, we had approximately $3.9 million outstanding in secured project debt and other notes payable.

14.   Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	262,301	260,439
8⅜% Senior Notes due May 2018, net of premium	580,687	581,162
8⅜% Senior Notes due January 2021, net of discount	396,784	396,616
	$1,274,532	$1,272,977

Senior subordinated notes payable consisted of the following at:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

6% Convertible Senior Subordinated Notes due October 2012, net of discount	$35,311	$32,564
9¼% Senior Subordinated Notes due April 2012, net of discount	9,982	9,975
	$45,293	$42,539

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness. These senior notes and our 9¼% Senior Subordinated Notes due 2012 contain various restrictive covenants, including, with respect to the 10¾% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of September 30, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.  In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries.  As of September 30, 2011, we had approximately $376.8 million of cash available in our unrestricted subsidiaries.  Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 22 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

Certain provisions of ASC Topic 470, Debt, require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  Our Convertible Senior Subordinated Notes due 2012 (the “Convertible Notes”) are being accreted to their redemption value, approximately $39.6 million, over the remaining term of these notes.  The unamortized discount of the Convertible Notes, which was included in Additional paid-in capital, was $4.3 million and $7.0 million at September 30, 2011 and December 31, 2010, respectively.  Interest capitalized to inventories owned is included in cost of sales as related homebuilding revenues are recognized (please see Note 9 “Capitalization of Interest”).

15.       Preferred Stock

At September 30, 2011, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of September 30, 2011, the outstanding shares of common stock (89.4 million shares) and Series B Preferred Stock owned by MatlinPatterson represented approximately 69% of the total number of shares of our common stock outstanding on an if-converted basis.

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

 In May 2006, we entered into two interest rate swap agreements related to our Term Loan B with an aggregate notional amount of $250 million that effectively fixed our 3-month LIBOR rates for our then outstanding term loan through its maturity date of May 2013.  The swap agreements were designated as cash flow hedges and, accordingly, were reflected at their fair market value in accrued liabilities in our consolidated balance sheets.  To the extent the swaps were deemed effective and qualified for hedge accounting treatment, the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements in connection with our debt refinance transaction that closed in the 2010 fourth quarter.  As a result, we have no payment obligation remaining related to interest rate swap agreements. The $24.5 million cost associated with the early unwind of the interest rate swap agreements (of which a remaining unamortized balance of $15.0 million was included in accumulated other comprehensive income (loss), net of tax, and $9.3 million was included in deferred income taxes in the accompanying condensed consolidated balance sheet as of December 31, 2010) is being amortized over a period of approximately 2.3 years (or May 2013), the original maturity date of the terminated instruments.

For the nine months ended September 30, 2011, we recorded comprehensive income of $4.8 million, net of tax, related to amortization to interest incurred of the remaining cost associated with the early unwind of the interest rate swap agreements (of which a remaining unamortized balance of $10.3 million is included in accumulated other comprehensive income (loss), net of tax, and $6.3 million is included in deferred income taxes in the accompanying condensed consolidated balance sheet as of September 30, 2011).  For the nine months ended September 30, 2010, we recorded comprehensive loss of $2.1 million, net of tax, related to ineffectiveness of the swap agreements.

17.       Mortgage Credit Facilities

At September 30, 2011, we had approximately $52.5 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  As of such date, these mortgage credit facilities consisted of a $50 million repurchase facility and a $30 million early purchase facility, maturing in July and August 2012, respectively.  In October 2011, the lender of the $30 million early purchase facility announced its plan on closing its correspondent lending business by the end of 2012.  As a result of this announcement, Standard Pacific Mortgage has elected to discontinue the use of this facility.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $1.7 million as of September 30, 2011, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

18.       Disclosures about Fair Value

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents	$451,192	$451,192	$748,754	$748,754
Financial services:
Cash and equivalents	$13,084	$13,084	$13,725	$13,725
Mortgage loans held for investment, net	$10,329	$10,329	$9,904	$9,904
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$3,899	$3,899	$4,738	$4,738
Senior notes payable, net	$1,274,532	$1,137,334	$1,272,977	$1,283,611
Senior subordinated notes payable, net	$45,293	$50,334	$42,539	$51,369
Financial services:
Mortgage credit facilities	$52,528	$52,528	$30,344	$30,344
Off-balance sheet financial instruments:
Mortgage loan commitments	$49,405	$50,667	$25,126	$25,543

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

•    Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

    The following assets have been measured at fair value in accordance with ASC 820 for the nine months ended September 30, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Inventories owned	$17,226	$ ―	$ ―	$17,226
Mortgage loans held for sale	$53,007	$ ―	$53,007	$ ―

Inventories Owned—Represents the aggregate fair values for projects that were impaired during the nine months ended September 30, 2011, as of the date that the fair value measurements were made.  The carrying value for these projects may have subsequently increased or decreased due to activities that have occurred since the measurement date.  In accordance with ASC 360, during the nine months ended September 30, 2011, inventories owned with a carrying amount of $30.4 million were determined to be impaired and were written down to their estimated fair value of $17.2 million, resulting in an impairment charge of $13.2 million.  These impairment charges were included in cost of sales in the accompanying condensed consolidated statements of operations.  The fair values for projects that were impaired were determined using Level 3 inputs, which were included in an estimated land residual value analysis and a discounted cash flow analysis.  The projected land residual and cash flow for each community are significantly impacted by estimates related to local economic and market trends, sales pace, net sales prices, development and construction timelines, construction and development costs, sales and marketing expenses, and other project specific costs.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the projects impaired during the nine months ended September 30, 2011, were generally in the 8% to 12% range and discount rates were approximately 20% to 30%.

Mortgage Loans Held for Sale—These consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

19.       Commitments and Contingencies

a.	Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At September 30, 2011, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $23.2 million and capitalized preacquisition and other development and construction costs of approximately $5.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $229.5 million.  Approximately $35.5 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

b.	Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.

As of September 30, 2011, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.

In addition, as of September 30, 2011, our joint ventures had $3.9 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

c.	Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At September 30, 2011, we had approximately $187.7 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $83.4 million remaining in cost to complete.

d.	Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $45.0 million at September 30, 2011 and carried a weighted average interest rate of approximately 4.0%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of September 30, 2011, Standard Pacific Mortgage had approximately $51.7 million in closed mortgage loans held for sale and $49.4 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of September 30, 2011, we had been required to repurchase or pay make-whole premiums on 0.40% of the $6.4 billion total dollar value of the loans ($2.2 billion of which represented non-full documentation loans) we originated from the beginning of 2004 through the second quarter of 2011, and incurred approximately $8.1 million of related losses ($6.5 million for non-full documentation loans) during this period.  During the three months ended September 30, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $1.5 million and $0.3 million, respectively, and during the nine months ended September 30, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $4.0 million and $1.6 million, respectively.  As of September 30, 2011, Standard Pacific Mortgage had repurchase reserves related to loans sold of approximately $3.0 million.  In addition, during the nine months ended September 30, 2011, Standard Pacific Mortgage made make-whole payments totaling approximately $2.7 million related to 25 loans, compared to make-whole payments totaling approximately $1.4 million related to 12 loans in the prior year period.

Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  As of September 30, 2011, Standard Pacific Mortgage had $14.9 million of loans held for investment that had a loan loss reserve of approximately $4.6 million.  During the nine months ended September 30, 2011 and 2010, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.1 million and $0.9 million, respectively.

e.	Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of September 30, 2011 and December 31, 2010 were $51.6 million and

$56.2 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f.	Restructuring Costs

Our operations have been impacted by weak housing demand in substantially all of our markets.  As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  During the three and nine months ended September 30, 2011, we recorded $0.6 million and $1.2 million, respectively, of homebuilding restructuring charges included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations primarily related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume.  We did not incur any restructuring charges during the three and nine months ended September 30, 2010.  We believe that our restructuring activities are substantially complete as of September 30, 2011.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Below is a summary of restructuring charges (including financial services) incurred during the three and nine months ended September 30, 2011, and the cumulative amount incurred from January 1, 2008 through September 30, 2011:

	Three Months Ended	Nine Months Ended	Incurred
	September 30, 2011	September 30, 2011	to Date
	(Dollars in thousands)

Employee severance costs	$400	$961	$29,871
Lease termination and other exit costs	231	231	13,648
Property and equipment disposals	―	―	4,338
	$631	$1,192	$47,857

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Changes in our restructuring accrual are detailed in the table set forth below:

	Nine Months Ended September 30, 2011
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals		Total
	(Dollars in thousands)

Restructuring accrual, beginning of the period	$22	$2,251	$	―	$2,273
Restructuring costs accrued and other adjustments during the period	961	231		―	1,192
Restructuring costs paid during the period	(635)	(982)		―	(1,617)
Non-cash settlements	―	―		―	―
Restructuring accrual, end of the period	$348	$1,500	$	―	$1,848

	Nine Months Ended September 30, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Property and Equipment Disposals		Total
	(Dollars in thousands)

Restructuring accrual, beginning of the period	$1,417	$5,810	$	―	$7,227
Restructuring costs accrued and other adjustments during the period	―	―		―	―
Restructuring costs paid during the period	(1,331)	(2,561)		―	(3,892)
Non-cash settlements	―	―		―	―
Restructuring accrual, end of the period	$86	$3,249	$	―	$3,335

20.       Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

    The components of our net deferred income tax asset are as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Inventory	$189,562	$216,028
Financial accruals	50,726	49,605
Net operating loss carryforwards	263,670	237,496
Goodwill impairment charges	22,327	22,327
Other, net	320	179
Subtotal	526,605	525,635
Less: Valuation allowance	(520,285)	(516,366)
Deferred income taxes	$6,320	$9,269

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

As of September 30, 2011, we had a deferred tax asset of $520.3 million (excluding the $6.3 million deferred tax asset related to our terminated interest rate swap).  During the three and nine months ended September 30, 2011, we generated a deferred tax asset of $2.3 million and $12.2 million, respectively, related to pretax losses, and determined under ASC 740 that we were required to establish a full valuation allowance against this asset.  As of September 30, 2011, due primarily to our current and cumulative losses, the uncertainty as to the duration of the housing market's downturn and its impact on our ability to predict future taxable income, we have determined that an aggregate valuation allowance of $520.3 million against our deferred tax asset is required. If we generate taxable income in the future, subject to the potential limitations discussed below, we expect to be able to reduce our effective tax rate through a reduction in this valuation allowance.

We underwent a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”) on June 27, 2008. As a result, a portion of our deferred tax asset became subject to the various limitations on its use that are imposed by Section 382.  At September 30, 2011, $264 million of this asset was subject to limitations, of which $123 million was subject to the unrealized built-in loss limitations and $141 million was subject to federal and state net operating loss carryforward limitations.

The limitations ultimately placed on the $123 million subject to the unrealized built-in loss limitations depends on, among other things, when, and at what price, we dispose of assets with built-in losses.  Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  During the nine months ended September 30, 2011 and 2010, we recorded such reductions in the amounts of $8.2 million and $14.1 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.  We have recovered over 40% of the built-in losses contained in assets that we have sold since the beginning of 2010.

As of September 30, 2011, $141 million (or approximately $343 million and $367 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the $15.6 million gross annual deduction limitation for both federal and state purposes.  The remaining $123 million (or approximately $267 million and $444 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

As of September 30, 2011, our liability for gross unrecognized tax benefits was $13.7 million, all of which, if recognized, would affect our effective tax rate.  There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended September 30, 2011, nor do we anticipate significant changes during the next 12-month period.  As of September 30, 2011, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2006 through 2010.

21.       Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

    The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$77,772	$73,968
Income taxes	$39	$70

22.       Supplemental Guarantor Information

    Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$97,409	$128,523	$15,861	$	―	$241,793
Cost of sales	(82,666)	(107,523)	(13,358)		―	(203,547)
Gross margin	14,743	21,000	2,503		―	38,246
Selling, general and administrative expenses	(19,708)	(17,760)	(1,656)		―	(39,124)
Loss from unconsolidated joint ventures	(94)	(106)	(255)		―	(455)
Equity income (loss) of subsidiaries	217	―	―		(217)	―
Interest expense	1,203	(4,946)	(507)		―	(4,250)
Other income (expense)	(1,184)	(949)	185		―	(1,948)
Homebuilding pretax income (loss)	(4,823)	(2,761)	270		(217)	(7,531)
Financial Services:
Financial services pretax income (loss)	(42)	42	1,247		―	1,247
Income (loss) before income taxes	(4,865)	(2,719)	1,517		(217)	(6,284)
(Provision) benefit for income taxes	(1,569)	2,041	(622)		―	(150)
Net income (loss)	$(6,434)	$(678)	$895		$(217)	$(6,434)

	Three Months Ended September 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$84,506	$110,176	$12,784	$	―	$207,466
Cost of sales	(59,782)	(89,785)	(9,064)		―	(158,631)
Gross margin	24,724	20,391	3,720		―	48,835
Selling, general and administrative expenses	(19,847)	(15,452)	(1,040)		―	(36,339)
Income (loss) from unconsolidated joint ventures	1,078	(27)	750		―	1,801
Equity income (loss) of subsidiaries	2,681	―	―		(2,681)	―
Interest expense	(4,619)	(5,225)	(413)		―	(10,257)
Loss on early extinguishment of debt	(999)	―	―		―	(999)
Other income (expense)	(311)	360	986		―	1,035
Homebuilding pretax income (loss)	2,707	47	4,003		(2,681)	4,076
Financial Services:
Financial services pretax income (loss)	(30)	30	739		―	739
Income (loss) before income taxes	2,677	77	4,742		(2,681)	4,815
(Provision) benefit for income taxes	1,866	(1,053)	(1,085)		―	(272)
Net income (loss)	$4,543	$(976)	$3,657		$(2,681)	$4,543

22.       Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$242,109	$314,418	$33,310	$	―	$589,837
Cost of sales	(196,074)	(264,303)	(27,029)		―	(487,406)
Gross margin	46,035	50,115	6,281		―	102,431
Selling, general and administrative expenses	(57,463)	(49,099)	(3,266)		―	(109,828)
Loss from unconsolidated joint ventures	(24)	(142)	(925)		―	(1,091)
Equity income (loss) of subsidiaries	(8,065)	―	―		8,065	―
Interest expense	(5,704)	(14,978)	(1,527)		―	(22,209)
Other income (expense)	(790)	(927)	1,038		―	(679)
Homebuilding pretax income (loss)	(26,011)	(15,031)	1,601		8,065	(31,376)
Financial Services:
Financial services pretax income (loss)	(98)	98	51		―	51
Income (loss) before income taxes	(26,109)	(14,933)	1,652		8,065	(31,325)
(Provision) benefit for income taxes	(5,641)	5,293	(77)		―	(425)
Net income (loss)	$(31,750)	$(9,640)	$1,575		$8,065	$(31,750)

	Nine Months Ended September 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$307,651	$337,276	$55,067	$	―	$699,994
Cost of sales	(227,312)	(273,484)	(44,232)		―	(545,028)
Gross margin	80,339	63,792	10,835		―	154,966
Selling, general and administrative expenses	(59,373)	(49,469)	(3,662)		―	(112,504)
Income (loss) from unconsolidated joint ventures	560	(63)	644		―	1,141
Equity income (loss) of subsidiaries	1,254	―	―		(1,254)	―
Interest expense	(14,550)	(16,885)	(1,286)		―	(32,721)
Loss on early extinguishment of debt	(6,189)	―	―		―	(6,189)
Other income (expense)	(172)	392	4,057		―	4,277
Homebuilding pretax income (loss)	1,869	(2,233)	10,588		(1,254)	8,970
Financial Services:
Financial services pretax income (loss)	(111)	111	1,796		―	1,796
Income (loss) before income taxes	1,758	(2,122)	12,384		(1,254)	10,766
(Provision) benefit for income taxes	8,375	(1,924)	(7,084)		―	(633)
Net income (loss)	$10,133	$(4,046)	$5,300		$(1,254)	$10,133

22.       Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$51,240	$210	$368,560	$	―	$420,010
Restricted cash	―	―	31,182		―	31,182
Trade and other receivables	490,014	5,575	7,695		(484,808)	18,476
Inventories:
Owned	626,553	627,168	197,106		―	1,450,827
Not owned	8,100	51,485	2,018		―	61,603
Investments in unconsolidated joint ventures	21,708	2,335	52,015		―	76,058
Investments in subsidiaries	767,675	―	―		(767,675)	―
Deferred income taxes, net	6,172	―	―		148	6,320
Other assets	35,255	3,264	296		(165)	38,650
Total Homebuilding Assets	2,006,717	690,037	658,872		(1,252,500)	2,103,126
Financial Services:
Cash and equivalents	―	―	11,339		―	11,339
Restricted cash	―	―	1,745		―	1,745
Mortgage loans held for sale, net	―	―	50,049		―	50,049
Mortgage loans held for investment, net	―	―	10,329		―	10,329
Other assets	―	―	8,365		(3,155)	5,210
Total Financial Services Assets	―	―	81,827		(3,155)	78,672

Total Assets	$2,006,717	$690,037	$740,699		$(1,255,655)	$2,181,798

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$10,299	$10,575	$1,731	$	―	$22,605
Accrued liabilities	71,662	416,405	170,756		(482,125)	176,698
Secured project debt and other notes payable	―	―	3,899		―	3,899
Senior notes payable	1,274,532	―	―		―	1,274,532
Senior subordinated notes payable	45,293	―	―		―	45,293
Total Homebuilding Liabilities	1,401,786	426,980	176,386		(482,125)	1,523,027
Financial Services:
Accounts payable and other liabilities	―	―	5,667		(4,355)	1,312
Mortgage credit facilities	―	―	54,028		(1,500)	52,528
Total Financial Services Liabilities	―	―	59,695		(5,855)	53,840

Total Liabilities	1,401,786	426,980	236,081		(487,980)	1,576,867

Equity:
Total Stockholders' Equity	604,931	263,057	504,618		(767,675)	604,931
Total Liabilities and Equity	$2,006,717	$690,037	$740,699		$(1,255,655)	$2,181,798

22.       Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$260,869	$217	$459,430	$	―	$720,516
Restricted cash	―	―	28,238		―	28,238
Trade and other receivables	411,804	2,225	7,555		(415,417)	6,167
Inventories:
Owned	429,951	617,641	134,105		―	1,181,697
Not owned	10,405	5,239	3,355		―	18,999
Investments in unconsolidated joint ventures	17,203	2,316	54,342		―	73,861
Investments in subsidiaries	867,740	―	―		(867,740)	―
Deferred income taxes, net	9,121	―	―		148	9,269
Other assets	33,994	4,024	168		(11)	38,175
Total Homebuilding Assets	2,041,087	631,662	687,193		(1,283,020)	2,076,922
Financial Services:
Cash and equivalents	―	―	10,855		―	10,855
Restricted cash	―	―	2,870		―	2,870
Mortgage loans held for sale, net	―	―	30,279		―	30,279
Mortgage loans held for investment, net	―	―	9,904		―	9,904
Other assets	―	―	5,003		(2,710)	2,293
Total Financial Services Assets	―	―	58,911		(2,710)	56,201
Total Assets	$2,041,087	$631,662	$746,104		$(1,285,730)	$2,133,123

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$5,971	$8,371	$2,594		$(220)	$16,716
Accrued liabilities	97,738	350,321	107,347		(412,279)	143,127
Secured project debt and other notes payable	―	273	4,465		―	4,738
Senior notes payable	1,272,977	―	―		―	1,272,977
Senior subordinated notes payable	42,539	―	―		―	42,539
Total Homebuilding Liabilities	1,419,225	358,965	114,406		(412,499)	1,480,097
Financial Services:
Accounts payable and other liabilities	―	―	4,811		(3,991)	820
Mortgage credit facilities	―	―	31,844		(1,500)	30,344
Total Financial Services Liabilities	―	―	36,655		(5,491)	31,164

Total Liabilities	1,419,225	358,965	151,061		(417,990)	1,511,261

Equity:
Total Stockholders' Equity	621,862	272,697	595,043		(867,740)	621,862
Total Liabilities and Equity	$2,041,087	$631,662	$746,104		$(1,285,730)	$2,133,123

22.       Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(293,052)	$530	$(18,055)	$	―	$(310,577)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(3,691)	(161)	(7,452)		―	(11,304)
Distributions from unconsolidated homebuilding joint ventures	―	―	7,786		―	7,786
Other investing activities	(1,185)	(103)	(464)		―	(1,752)
Net cash provided by (used in) investing activities	(4,876)	(264)	(130)		―	(5,270)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,819)		―	(1,819)
Net proceeds from (principal payments on) secured project debt
and other notes payable	―	(273)	(566)		―	(839)
Payment of debt issuance costs	(4,575)	―	―		―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	―	―	22,184		―	22,184
Distributions from (contributions to) Corporate and subsidiaries	92,000		(92,000)		―	―
Payment of issuance costs in connection with exercise
of Warrant for common stock	(324)	―	―		―	(324)
Proceeds from the exercise of stock options	1,198	―	―		―	1,198
Net cash provided by (used in) financing activities	88,299	(273)	(72,201)		―	15,825

Net increase (decrease) in cash and equivalents	(209,629)	(7)	(90,386)		―	(300,022)
Cash and equivalents at beginning of period	260,869	217	470,285		―	731,371
Cash and equivalents at end of period	$51,240	$210	$379,899	$	―	$431,349

	Nine Months Ended September 30, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(141,083)	$18,056	$94,532	$	―	$(28,495)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,853)	(91)	(35,490)		―	(37,434)
Distributions from unconsolidated homebuilding joint ventures	3	―	110		―	113
Other investing activities	(520)	(106)	(507)		―	(1,133)
Net cash provided by (used in) investing activities	(2,370)	(197)	(35,887)		―	(38,454)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,588)		―	(1,588)
Net proceeds from (principal payments on) secured project debt
and other notes payable	(62,467)	(17,969)	(2,971)		―	(83,407)
Principal payments on senior notes payable	(195,869)	―	―		―	(195,869)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(5,506)	―	―		―	(5,506)
Net proceeds from (payments on) mortgage credit facilities	―	―	(5,393)		―	(5,393)
Proceeds from the exercise of stock options	2,454	―	―		―	2,454
Excess tax benefits from share-based payment arrangements	27	―	―		―	27
Distributions from (contributions to) Corporate and subsidiaries	17,291	―	(17,291)		―	―
Net cash provided by (used in) financing activities	55,930	(17,969)	(27,243)		―	10,718

Net increase (decrease) in cash and equivalents	(87,523)	(110)	31,402		―	(56,231)
Cash and equivalents at beginning of period	183,135	402	412,022		―	595,559
Cash and equivalents at end of period	$95,612	$292	$443,424	$	―	$539,328

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$241,434	$206,516	$589,369	$698,138
Land sale revenues	359	950	468	1,856
Total revenues	241,793	207,466	589,837	699,994
Cost of home sales	(203,188)	(157,677)	(486,933)	(543,400)
Cost of land sales	(359)	(954)	(473)	(1,628)
Total cost of sales	(203,547)	(158,631)	(487,406)	(545,028)
Gross margin	38,246	48,835	102,431	154,966
Gross margin percentage	15.8%	23.5%	17.4%	22.1%
Selling, general and administrative expenses	(39,124)	(36,339)	(109,828)	(112,504)
Income (loss) from unconsolidated joint ventures	(455)	1,801	(1,091)	1,141
Interest expense	(4,250)	(10,257)	(22,209)	(32,721)
Loss on early extinguishment of debt	―	(999)	―	(6,189)
Other income (expense)	(1,948)	1,035	(679)	4,277
Homebuilding pretax income (loss)	(7,531)	4,076	(31,376)	8,970

Financial Services:
Revenues	3,529	3,430	7,124	9,711
Expenses	(2,324)	(2,721)	(7,171)	(8,026)
Other income	42	30	98	111
Financial services pretax income	1,247	739	51	1,796

Income (loss) before income taxes	(6,284)	4,815	(31,325)	10,766
Provision for income taxes	(150)	(272)	(425)	(633)
Net income (loss)	(6,434)	4,543	(31,750)	10,133
Less: Net (income) loss allocated to preferred shareholder	2,780	(2,676)	13,743	(5,982)
Net income (loss) available to common stockholders	$(3,654)	$1,867	$(18,007)	$4,151

Income (Loss) Per Common Share:
Basic	$(0.02)	$0.02	$(0.09)	$0.04
Diluted	$(0.02)	$0.02	$(0.09)	$0.04
Weighted Average Common Shares Outstanding:
Basic	194,311,129	103,100,974	193,686,614	102,582,491
Diluted	194,311,129	106,137,731	193,686,614	111,005,597

Weighted average additional common shares outstanding
if preferred shares converted to common shares (1)	147,812,786	147,812,786	147,812,786	147,812,786

Net cash provided by (used in) operating activities	$(78,464)	$(67,414)	$(310,577)	$(28,495)
Net cash provided by (used in) investing activities	$4,254	$(35,995)	$(5,270)	$(38,454)
Net cash provided by (used in) financing activities	$21,884	$(61,447)	$15,825	$10,718

Adjusted Homebuilding EBITDA (2)	$28,350	$29,701	$63,046	$102,684

(1)
In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.  If the preferred stock was converted to common stock, the total weighted average diluted common shares outstanding for the three months ended September 30, 2011 and 2010 would have been 342.1 million and 254.0 million, respectively, and the total weighted average diluted common shares outstanding for the nine months ended September 30, 2011 and 2010 would have been 341.5 million and 258.8 million, respectively.

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

(2) continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(78,464)	$(67,414)	$(310,577)	$(28,495)
Add:
Provision for income taxes	150	272	425	633
Homebuilding interest amortized to cost of sales and interest expense	23,103	22,803	68,188	78,388
Excess tax benefits from share-based payment arrangements	―	―	―	27
Less:
Income (loss) from financial services subsidiary	1,205	709	(47)	1,685
Depreciation and amortization from financial services subsidiary	17	280	593	590
(Gain) loss on disposal of property and equipment	184	1	184	(35)
Net changes in operating assets and liabilities:
Trade and other receivables	816	(579)	12,309	983
Mortgage loans held for sale	14,967	(31,621)	19,737	(5,846)
Inventories-owned	67,719	83,309	261,777	120,420
Inventories-not owned	4,859	6,520	17,659	24,070
Other assets	2,341	596	313	(108,846)
Accounts payable	(6,027)	9,154	(5,889)	6,576
Accrued liabilities	292	7,651	(166)	17,014

Adjusted Homebuilding EBITDA	$28,350	$29,701	$63,046	$102,684

Three and Nine Month Periods Ended September 30, 2011 Compared to Three and Nine Month Periods Ended September 30, 2010

Overview

We continued to make significant progress with our growth strategy during the 2011 third quarter.  Our average active community count increased by 21% from the 2010 third quarter, to 159 active communities, and we acquired 1,682 lots valued at $74.7 million, bringing our total investment in land since June 2009 to 10,700 lots valued at approximately $630 million.  Approximately 64% of the land we purchased (based on land values) over the last two years is located in California, which is consistent with our emphasis on investing in land-constrained markets.

Our results of operations continue to be hampered by challenging housing market conditions.  These conditions include weak housing demand in substantially all of our markets, resulting from a housing supply/demand imbalance, low consumer confidence, high unemployment and price uncertainty.  However, with over $450 million of cash on hand and the additional amounts that remain available under our $210 million revolving credit facility, we believe we have ample liquidity to navigate the market downturn.

We reported a net loss of $6.4 million, or $0.02 per diluted share, during the 2011 third quarter, compared to net income of $4.5 million, or $0.02 per diluted share, in the third quarter of 2010.  This decrease in our financial performance was driven primarily by $9.0 million of inventory impairment charges and deposit write-offs and $0.6 million of restructuring charges recorded during the quarter, while the prior year period included a $1.0 million charge related to the early extinguishment of debt and no inventory impairment charges, deposit write-offs or restructuring charges.  For the nine months ended September 30, 2011, we reported a net loss of $31.8 million, or $0.09 per diluted share, compared to net income of $10.1 million, or $0.04 per diluted share, for the year earlier period.  Our results for the nine months ended September 30, 2011 included $14.9 million of inventory impairment charges and deposit write-offs and approximately $3.4 million of severance and other charges, primarily related to the change in our Chief Financial Officer position during the 2011 second quarter, while the nine months ended September 30, 2010, included a $6.2 million charge related to the early extinguishment of debt and no inventory impairment charges, deposit write-offs or restructuring charges.

    We ended the period with $451.2 million of homebuilding cash, including $31.2 million of restricted cash.  Net cash used in operating activities during the nine months ended September 30, 2011 was $310.6 million, compared to $28.5 million during the nine months ended September 30, 2010.  The increase in cash used in operating activities was driven primarily by a $110.2 million decrease in homebuilding revenues due to a 14% decline in new home deliveries, a $32.5 million increase in cash land purchases, a $42.4 million increase in land development costs and a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter.

Homebuilding

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California	$146,441		$118,989	$339,088		$414,613
Southwest	47,342		47,956	130,274		147,491
Southeast	48,010		40,521	120,475		137,890
Total homebuilding revenues	$241,793		$207,466	$589,837		$699,994

Homebuilding pretax income (loss):
California	$(364)		$11,874	$(2,898)		$27,841
Southwest	(2,592)		(1,484)	(10,126)		(2,153)
Southeast	(3,396)		(2,214)	(9,500)		(5,042)
Corporate	(1,179)		(4,100)	(8,852)		(11,676)
Total homebuilding pretax income (loss)	$(7,531)		$4,076	$(31,376)		$8,970

Homebuilding pretax impairment charges and deposit write-offs:
California	$6,529	$	―	$10,366	$	―
Southwest	1,251		―	3,373		―
Southeast	1,179		―	1,179		―
Total homebuilding pretax impairment charges and deposit write-offs	$8,959	$	―	$14,918	$	―

Homebuilding pretax impairment charges and deposit write-offs by type:
Deposit write-offs	$1,729	$	―	$1,729	$	―
Inventory impairments	7,230		―	13,189		―
Total homebuilding pretax impairment charges and deposit write-offs	$8,959	$	―	$14,918	$	―

We reported a homebuilding pretax loss for the 2011 third quarter of $7.5 million compared to pretax income of $4.1 million in the year earlier period.  The decrease in our financial performance was primarily the result of a $10.6 million decrease in gross margin from home sales, driven by an increase in inventory impairment charges and a decrease in our gross margin percentage from home sales excluding impairments, partially offset by an increase in home sale revenues and a $6.0 million decrease in interest expense.  Our homebuilding operations for the three months ended September 30, 2011 included $7.3 million and $1.7 million of asset impairment charges and deposit write-offs, respectively, which are detailed in the table above.  Inventory impairment charges are included in cost of sales and deposit write-offs are included in other income (expense).

For the nine months ended September 30, 2011, we reported a homebuilding pretax loss of $31.4 million compared to pretax income of $9.0 million in the year earlier period.  The decrease in our financial performance was primarily the result of a $52.3 million decrease in gross margin from home sales, driven by a decrease in home sale revenues and an increase in inventory impairment charges, partially offset by a $10.5 million decrease in interest expense and a $6.2 million loss on early extinguishment of debt recorded in the 2010 period.  Our homebuilding operations for the nine months ended September 30, 2011 included $13.2 million and $1.7 million of asset impairment charges and deposit write-offs, respectively, which are detailed in the table above.

    Home sale revenues increased 17%, from $206.5 million for the 2010 third quarter to $241.4 million for the 2011 third quarter, primarily as a result of a 16% increase in new home deliveries.  Home sale revenues decreased 16%, from $698.1 million for the nine months ended September 30, 2010 to $589.4 million for the nine months ended September 30, 2011, primarily as a result of a 14% decrease in new home deliveries.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
New homes delivered:
California	295	234	26%	696	826	(16%)
Arizona	37	45	(18%)	115	154	(25%)
Texas	113	95	19%	285	286	(0%)
Colorado	25	28	(11%)	69	93	(26%)
Nevada	2	6	(67%)	12	15	(20%)
Total Southwest	177	174	2%	481	548	(12%)
Florida	120	103	17%	293	347	(16%)
Carolinas	105	88	19%	276	306	(10%)
Total Southeast	225	191	18%	569	653	(13%)
Consolidated total	697	599	16%	1,746	2,027	(14%)
Unconsolidated joint ventures (1)	13	12	8%	27	40	(33%)
Total (including joint ventures) (1)	710	611	16%	1,773	2,067	(14%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Average selling prices of homes delivered:	(Dollars in thousands)
California	$496	$508	(2%)	$487	$502	(3%)
Arizona	195	214	(9%)	204	204	―
Texas	281	291	(3%)	290	294	(1%)
Colorado	307	302	2%	308	296	4%
Nevada	192	208	(8%)	194	201	(3%)
Total Southwest	265	270	(2%)	270	267	1%
Florida	202	196	3%	200	192	4%
Carolinas	226	230	(2%)	225	231	(3%)
Total Southeast	213	212	0%	212	210	1%
Consolidated	346	345	0%	338	344	(2%)
Unconsolidated joint ventures (1)	356	456	(22%)	409	467	(12%)
Total (including joint ventures) (1)	$347	$347	―	$339	$347	(2%)

(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.

Our consolidated average home price (excluding joint ventures) for the 2011 third quarter was essentially flat when compared to the year earlier period.  This reflects the delivery of more higher priced homes in California, offset by a mix shift to more deliveries of lower priced homes in substantially all of our markets.  Our consolidated average home price (excluding joint ventures) for the nine months ended September 30, 2011 decreased slightly as compared to the year earlier period due primarily to the delivery of four luxury homes with an average selling price of approximately $6 million from one of the Company’s Southern California coastal communities during the nine months ended September 30, 2010 as compared to no deliveries from this community in the first nine months of 2011.

Gross Margin

 Our 2011 third quarter gross margin percentage from home sales was 15.8% compared to 23.6% in the prior year period.  The 2011 third quarter gross margin from home sales included $7.3 million of pretax inventory impairment charges related to two homebuilding projects in Northern California totaling $5.7 million, one homebuilding project in Arizona for $0.8 million and one homebuilding project in the Carolinas for $0.8 million, whereas there were no inventory impairment charges during the third quarter of 2010.

    The fair values for the projects that were impaired were calculated using an estimated land residual value analysis and a discounted cash flow analysis.  The projected land residual and cash flow for each community are significantly impacted by estimates related to local economic and market trends, sales pace, net sales prices, development and construction timelines, construction and development costs, sales and marketing expenses, and other project specific costs.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the projects impaired during the three months ended September 30, 2011, were generally in the 8% to 12% range and discount rates were approximately 30%.  Excluding housing inventory impairment charges, our 2011 third quarter gross margin percentage from home sales was 18.8% compared to 23.6% in the prior year period.  The 480 basis point decline in the adjusted gross margin percentage was driven by general price softening and lower margins in substantially all of our markets due to a mix shift to more deliveries from lower margin projects compared to the 2010 third quarter.  For the first nine months of 2011, our gross margin percentage from home sales was 17.4% versus an adjusted gross margin from home sales for the same period of 19.6%.  Please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales.

    The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three and nine months ended September 30, 2011 and 2010 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	Gross Margin %	2010	Gross Margin %	2011	Gross Margin %	2010	Gross Margin %
	(Dollars in thousands)

Home sale revenues	$241,434		$206,516		$589,369		$698,138
Less: Cost of home sales	(203,188)		(157,677)		(486,933)		(543,400)
Gross margin from home sales	38,246	15.8%	48,839	23.6%	102,436	17.4%	154,738	22.2%
Add: Housing inventory impairment charges	7,230		―		13,189		―
Gross margin from home sales, as adjusted	$45,476	18.8%	$48,839	23.6%	$115,625	19.6%	$154,738	22.2%

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

SG&A Expenses

Our 2011 third quarter SG&A expenses (including Corporate G&A) were $39.1 million compared to $36.3 million for the prior year period.  SG&A expenses for the three months ended September 30, 2011 included approximately $0.6 million of restructuring charges primarily related to employee severance costs incurred in connection with further adjusting our workforce to align with current sales volumes.  Excluding these charges, our 2011 third quarter adjusted SG&A rate from home sales was 15.9% (please see the table set forth below reconciling this non-GAAP measure to our SG&A rate from home sales) versus a SG&A rate from home sales of 17.6% in the 2010 third quarter.  The 170 basis point improvement in our adjusted SG&A rate was primarily the result of a 17% increase in home sale revenues, partially offset by higher sales and marketing costs associated with new community openings.  Our SG&A expenses for the nine months ended September 30, 2011 also included an additional $2.8 million of severance and other charges primarily related to the change in our Chief Financial Officer position during the 2011 second quarter.

   The table set forth below reconciles our SG&A expenses and SG&A rate from home sales for the three and nine months ended September 30, 2011 and 2010 to our SG&A expenses and SG&A rate from home sales, excluding restructuring, severance and other charges related to the change in our Chief Financial Officer position:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	SG&A as a % of home sales	2010	SG&A as a % of home sales	2011	SG&A as a % of home sales	2010	SG&A as a % of home sales
	(Dollars in thousands)

Selling, general and administrative expenses	$39,124	16.2%	$36,339	17.6%	$109,828	18.6%	$112,504	16.1%
Less: Restructuring, severance
and other charges	(631)	(0.3%)	―	―	(3,370)	(0.5%)	―	―
Selling, general and administrative expenses,
excluding restructuring, severance
and other charges	$38,493	15.9%	$36,339	17.6%	$106,458	18.1%	$112,504	16.1%

We believe that the measure described above, which excludes restructuring, severance and other charges related to the change in our Chief Financial Officer position, is useful to our management and investors as it provides a perspective on the underlying operating performance of the business excluding these charges and provides comparability with the Company’s peer group.  However, it should be noted that such measure is not a GAAP financial measure and other companies in the homebuilding industry may calculate this measure differently.  Due to the significance of the GAAP components excluded, such measure should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Interest Expense

For the three and nine months ended September 30, 2011, we expensed $4.3 million and $22.2 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets.  For the three and nine months ended September 30, 2010, we expensed $10.3 million and $32.7 million, respectively, of interest costs. The decline in our year-over-year interest expense was primarily the result of increased land purchases made during the last four quarters that resulted in a higher level of qualified assets.  To the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Loss on Early Extinguishment of Debt

During the three and nine months ended September 30, 2010, we recognized a $1.0 million and $6.2 million loss, respectively, in connection with the early extinguishment of all of our remaining senior notes due 2010, 2011 and 2013, and $6.0 million of our senior subordinated convertible notes due 2012.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2011 was primarily attributable to $1.7 million of deposit write-offs, partially offset by $0.3 million of interest income.  Other income (expense) for the nine months ended September 30, 2011 was primarily attributable to $1.7 million of deposit write-offs, partially offset by $1.2 million of interest income.

Other income (expense) for the three months ended September 30, 2010 was primarily attributable to interest income.  Other income (expense) for the nine months ended September 30, 2010 was primarily attributable to a $1.5 million recovery of a land option deposit that had been previously written off, $1.5 million of interest income and a $0.5 million gain on sale of a note receivable.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	% Change	% Absorption Change (1)	2011	2010	% Change	% Absorption Change (1)
Net new orders (2):
California	286	223	28%	13%	831	824	1%	(9%)
Arizona	57	39	46%	46%	136	145	(6%)	(6%)
Texas	117	76	54%	12%	376	277	36%	10%
Colorado	24	26	(8%)	(26%)	75	77	(3%)	(3%)
Nevada	4	11	(64%)	(64%)	7	26	(73%)	(73%)
Total Southwest	202	152	33%	8%	594	525	13%	1%
Florida	154	98	57%	16%	411	356	15%	(17%)
Carolinas	122	82	49%	25%	344	328	5%	(6%)
Total Southeast	276	180	53%	20%	755	684	10%	(12%)
Consolidated total	764	555	38%	13%	2,180	2,033	7%	(8%)
Unconsolidated joint ventures (3)	7	10	(30%)	(30%)	23	38	(39%)	(39%)
Total (including joint ventures)	771	565	36%	13%	2,203	2,071	6%	(9%)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Average number of selling communities during the period:
California	52	46	13%	50	45	11%
Arizona	10	10	―	9	9	―
Texas	22	16	38%	21	17	24%
Colorado	5	4	25%	5	5	―
Nevada	1	1	―	1	1	―
Total Southwest	38	31	23%	36	32	13%
Florida	38	28	36%	36	26	38%
Carolinas	31	26	19%	28	25	12%
Total Southeast	69	54	28%	64	51	25%
Consolidated total	159	131	21%	150	128	17%
Unconsolidated joint ventures (3)	3	3	―	3	3	―
Total (including joint ventures)	162	134	21%	153	131	17%

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders and total average selling communities of such joint ventures.

Net new orders (excluding joint ventures) for the 2011 third quarter increased 38% to 764 new homes from the prior year period on a 21% increase in the number of our average active selling communities.  Our cancellation rate for the three months ended September 30, 2011 was 16%, compared to 19% for the 2010 third quarter and 14% for the 2011 second quarter.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog was 10% and 13%, respectively, for the 2011 and 2010 third quarter.  Our monthly sales absorption rate for the 2011 third quarter was 1.6 per community, up from 1.4 per community for the 2010 third quarter, but down from 1.7 per community for the 2011 second quarter.  Although sales absorption rates improved during the 2011 third quarter as compared to the prior year, they still remained low relative to historical rates and reflected weaker demand in substantially all of our markets, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment.  These conditions have been magnified by the tightening of available mortgage credit for homebuyers and negative home equity for many perspective homebuyers who are looking to sell their existing homes.

	At September 30,
	2011		2010		% Change

Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	254	$145,043	245	$123,083	4%	18%
Arizona	57	11,229	38	8,184	50%	37%
Texas	190	57,469	100	30,907	90%	86%
Colorado	36	12,362	38	11,412	(5%)	8%
Nevada	3	565	11	2,220	(73%)	(75%)
Total Southwest	286	81,625	187	52,723	53%	55%
Florida	185	45,781	87	18,291	113%	150%
Carolinas	123	32,397	86	20,140	43%	61%
Total Southeast	308	78,178	173	38,431	78%	103%
Consolidated total	848	304,846	605	214,237	40%	42%
Unconsolidated joint ventures (1)	1	409	7	3,148	(86%)	(87%)
Total (including joint ventures)	849	$305,255	612	$217,385	39%	40%

(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.

The dollar value of our backlog (excluding joint ventures) as of September 30, 2011 increased 42% from the year earlier period to $304.8 million, or 848 homes.  The increase in backlog value was driven primarily by a 38% increase in net new orders during the 2011 third quarter as compared to the prior year period.  Our consolidated average home price in backlog increased slightly to $359 thousand as of September 30, 2011 compared to $354 thousand as of September 30, 2010.

	At September 30,
	2011	2010	% Change
Lots owned and controlled:
California	9,527	9,646	(1%)
Arizona	1,860	1,982	(6%)
Texas	4,120	2,448	68%
Colorado	718	392	83%
Nevada	1,136	1,203	(6%)
Total Southwest	7,834	6,025	30%
Florida	6,554	5,001	31%
Carolinas	2,911	2,578	13%
Total Southeast	9,465	7,579	25%
Total (including joint ventures)	26,826	23,250	15%

Lots owned	20,139	17,468	15%
Lots optioned or subject to contract	5,392	4,320	25%
Joint venture lots (1)	1,295	1,462	(11%)
Total (including joint ventures)	26,826	23,250	15%

Lots owned:
Raw lots	4,202	3,372	25%
Lots under development	4,326	2,878	50%
Finished lots	5,982	5,965	0%
Under construction or completed homes	1,961	1,730	13%
Held for sale	3,668	3,523	4%
Total	20,139	17,468	15%

(1)	Joint venture lots represent our expected share of land development joint venture lots and all of the lots of our homebuilding joint ventures.

Total lots owned and controlled as of September 30, 2011 increased 15% from the year earlier period and was up 2% from the 26,403 lots owned and controlled as of June 30, 2011.

	At September 30,
	2011	2010	% Change
Homes under construction (including speculative homes):
Consolidated	1,193	886	35%
Joint ventures	6	9	(33%)
Total	1,199	895	34%

Speculative homes under construction:
Consolidated	648	527	23%
Joint ventures	6	8	(25%)
Total	654	535	22%

Completed and unsold homes:
Consolidated	296	391	(24%)
Joint ventures	11	12	(8%)
Total	307	403	(24%)

    We continue to closely monitor new home starts based on sale volume and the number of completed and unsold homes that we accumulate.  As of September 30, 2011, the number of completed unsold homes (exclusive of joint ventures) decreased 24% from the year earlier period.  Total homes under construction and speculative homes under construction (excluding joint ventures) as of September 30, 2011 increased 35% and 23%, respectively, compared to the year earlier period as a result of a 21% increase in the number of average selling communities for the 2011 third quarter compared to the 2010 third quarter.

Financial Services

    In the 2011 third quarter, our financial services subsidiary reported a pretax income of approximately $1.2 million compared to pretax income of $0.7 million in the year earlier period.  The increase in pretax income was driven primarily by higher margins on loans sold and a $0.3 million decrease in loan loss reserve expense related to loans held for investment.  These increases were partially offset by a $1.2 million increase in loan loss reserve expense related to indemnification and repurchase reserves, from $0.3 million for the 2010 third quarter to $1.5 million for the 2011 third quarter.  Additionally, operating expenses were down $0.4 million resulting from staff reductions and an overall effort to reduce general expenses as a result of, among other things, a 10% decrease in the volume of loans closed and sold compared to the year earlier period.

The following table sets forth information regarding loan originations and related credit statistics for our mortgage banking operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Total Originations:
Loans	502	481	1,215	1,495
Principal	$137,604	$130,038	$326,027	$394,710
Capture Rate	80%	82%	79%	80%

Loans Sold to Third Parties:
Loans	457	597	1,159	1,516
Principal	$123,021	$161,052	$305,340	$399,341

Mortgage Loan Origination Product Mix:
FHA loans	29%	36%	32%	41%
Other government loans (VA & USDA)	22%	18%	20%	17%
Total government loans	51%	54%	52%	58%
Conforming loans	49%	46%	48%	42%
Jumbo loans	0%	0%	0%	0%
	100%	100%	100%	100%
Loan Type:
Fixed	95%	95%	95%	96%
ARM	5%	5%	5%	4%
Credit Quality:
FICO score ≥ 700	93%	95%	94%	95%
FICO score between 620 - 699	7%	5%	6%	5%
FICO score < 620 (sub-prime loans)	0%	0%	0%	0%
Avg. FICO score	743	743	742	741
Other Data:
Avg. combined LTV ratio	87%	86%	87%	87%
Full documentation loans	100%	100%	100%	100%
Non-Full documentation loans	0%	0%	0%	0%

Income Taxes

During the three and nine months ended September 30, 2011, we generated deferred tax assets of $2.3 million and $12.2 million, respectively, related to pretax losses which were fully reserved against through a noncash valuation allowance.  As of September 30, 2011, we had a $520.3 million deferred tax asset (excluding the $6.3 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  Approximately $123 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges which may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  To the extent that we generate eligible taxable income in the future that allows us to utilize the deferred tax assets, we will, subject to applicable limitations, be able to reduce our effective tax rate. See Note 20 to our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisitions • operating expenses • joint ventures	• construction and development expenditures • principal and interest payments on debt • market expansion

Cash requirements over the last several years have been met by:

• internally generated funds
• bank revolving credit facility
• land option contracts
• land seller notes
• sales of our equity through public and private offerings
   (including warrant and employee stock option exercises)
• public and private note offerings (including convertible notes) • bank term loans • joint venture financings • assessment district bond financings • mortgage credit facilities • tax refunds

For the nine months ended September 30, 2011, we used $310.6 million of cash in operating activities versus $28.5 million in the year earlier period.  The increase in cash used in operating activities was driven primarily by a $110.2 million decrease in homebuilding revenues due to a 14% decline in new home deliveries, a $32.5 million increase in cash land purchases, a $42.4 million increase in land development costs, and a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter.  As of September 30, 2011, our homebuilding cash balance was $451.2 million (including $31.2 million in restricted cash).

Revolving Credit Facility.  On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  As of September 30, 2011, we had no amounts outstanding under the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at September 30, 2011	Covenant Requirements at September 30, 2011
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$604.9	≥	$443.6
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.63	≤	2.75
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.29	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$413.3	≥	$125.8
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	0.79	≥	1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$76.3	≤	$291.7
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$197.8

(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
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
(7)
As of September 30, 2011 our borrowing base plus our overadvance amount exceeded our borrowing base debt by approximately $266 million.  However, our borrowing base availability is limited by our total commitment, which was $210 million as of September 30, 2011.  In addition, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that further limits our permitted borrowings to $197.8 million as of September 30, 2011, which represents $100 million plus 90% of the book value of our completed model home inventory.

    Letter of Credit Facilities.  As of September 30, 2011, we were party to two committed letter of credit facilities totaling $21 million, of which $7.3 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $23.4 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to September 2013.  As of September 30, 2011 these facilities were secured by cash collateral deposits of $31.0 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Senior Subordinated Notes. The principal amount outstanding of our senior and senior subordinated notes payable (excluding our convertible senior subordinated notes discussed below) consisted of the following:

September 30, 2011
(Dollars in thousands)

9¼% Senior Subordinated Notes due April 2012	$9,990
6¼% Senior Notes due April 2014	4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
$1,299,750

    These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of September 30, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

    The leverage and interest coverage conditions contained in our 10¾% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at September 30, 2011	Covenant Requirements at September 30, 2011

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	2.18	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	0.52	≥ 2.00

(1)
Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million.  As of September 30, 2011, our unrestricted subsidiaries had approximately $376.8 million of cash.  As of September 30, 2011, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp.  If such a distribution were to occur, the Leverage Ratio would be positively impacted.

Convertible Senior Subordinated Notes.  As of September 30, 2011, we had $39.6 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2012 outstanding (the “Convertible Notes”).  In accordance with ASC Topic 470, Debt, a portion of our Convertible Notes has been classified in stockholders’ equity ($4.3 million as of September 30, 2011) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes.

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

Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 41, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2011, we held interests in eight active joint ventures with no project specific financing outstanding.

Secured Project Debt and Other Notes Payable.  At September 30, 2011, we had approximately $3.9 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities.  At September 30, 2011, we had approximately $52.5 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  As of such date, these mortgage credit facilities consisted of a $50 million repurchase facility and a $30 million early purchase facility, maturing in July and August 2012, respectively.  In October 2011, the lender of the $30 million early purchase facility announced its plan to exit the correspondent lending business by the end of 2012.  As a result of this announcement, Standard Pacific Mortgage has elected to discontinue the use of this facility.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled approximately $1.7 million as of September 30, 2011, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity of $5 million (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At September 30, 2011, we had approximately $187.7 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $83.4 million remaining in cost to complete.

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

Dividends.  We paid no dividends to our stockholders during the nine months ended September 30, 2011.

Stock Repurchases.  We did not repurchase capital stock during the nine months ended September 30, 2011.

Leverage.  Our homebuilding leverage ratio was 68.6% at September 30, 2011 and our adjusted net homebuilding debt to adjusted total book capitalization was 59.1%.  This adjusted ratio reflects the offset of homebuilding cash and excludes $52.5 million of indebtedness of our financial services subsidiary.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At September 30, 2011, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $23.2 million and capitalized preacquisition and other development and construction costs of approximately $5.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $229.5 million.  Approximately $35.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2011, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding. As of September 30, 2011, we had $3.9 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2011.  We do not enter into or hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 15 to 30 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of September 30, 2011, Standard Pacific Mortgage had approximately $51.7 million in closed mortgage loans held for sale and $49.4 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

Change in Internal Control Over Financial Reporting

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our belief that our current restructuring activities are substantially complete but that we may incur additional restructuring charges;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	our strategy to align new home starts with sales to manage our inventory of completed and unsold homes;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the sufficiency of our liquidity;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	changes to our unrecognized tax benefits and uncertain tax positions;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	our ability to utilize our deferred tax asset;
•	seasonal trends relating to our leverage levels;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto; and
•	the impact of recent accounting standards.

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

PART II.   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us.  We do not believe that any of such claims and actions are material to our financial statements.

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

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC CORP.
(Registrant)

Dated: November 1, 2011	By:	/s/ Kenneth L. Campbell
Kenneth L. Campbell Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2011	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)