Form 10-K
period 2011-12-31
STANDARD PACIFIC CORP /DE/
filed 2012-02-28
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to
Commission file number 1-10959

STANDARD PACIFIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15360 Barranca Parkway, Irvine, California, 92618
(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $355,677,413.

As of February 27, 2012, there were 198,813,273 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

Standard Pacific Homes has been building communities for families since 1965. Founded and headquartered in Orange County, California, our geographically diversified business spans many of the nation’s largest housing markets, including major metropolitan markets in California, Florida, the Carolinas, Texas, Arizona, Colorado, and Nevada.  During our 47-year history we have built over 115,000 single family attached and detached homes.  While we construct homes within a wide range of price and size, we have increased our emphasis in recent years on the move-up market. We believe that our well built and innovatively designed homes, located in desirable communities, and our focus on providing an outstanding customer experience, make Standard Pacific homes particularly attractive to the move-up homebuyer.

    The percentage of our homes delivered by state and product mix (excluding deliveries by unconsolidated joint ventures) for the year ended December 31, 2011 were as follows:

State	Percentage of Deliveries
California	38%
Florida	18
Carolinas	16
Texas	16
Arizona	7
Colorado	4
Nevada	1
Total	100%

Product Mix	Percentage of Deliveries
Move-up / Luxury	73%
Entry-level	27
Total	100%

The average selling prices of our homes delivered by state (excluding deliveries by unconsolidated joint ventures) for the year ended December 31, 2011 were as follows:

State	Average Selling Price
(Dollars in thousands)
California	$519
Florida	$208
Carolinas	$231
Texas	$292
Arizona	$202
Colorado	$308
Nevada	$190

Homebuilding Operations

We currently build homes in 24 markets through a total of 14 operating divisions.  Our homes sizes typically range from approximately 1,500 to 3,500 square feet, although we have built homes from 1,100 to over 6,000 square feet. Sales prices generally range from approximately $165,000 to over $1 million.  At December 31, 2011, we owned or controlled 26,444 homesites and had 166 active selling communities (excluding unconsolidated joint ventures).  For the year ended December 31, 2011, approximately 80% of our deliveries were single-family detached dwellings.  The remainder of our deliveries were single family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.

We customize our home designs to meet the specific needs of each particular market and its customers’ preferences. These preferences are reflected in every aspect of our community sales and marketing, including community locations, exterior styles, and model home merchandising.

Mortgage Operations

We have a mortgage financing subsidiary that provided financing to nearly 80% of homebuyers who chose to finance their home purchases during 2011.  In addition to being a source of revenues, our mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, all of which help to make our new home deliveries more predictable. The loans funded by our mortgage subsidiary are generally sold in the secondary mortgage market.

Strategy

During the economic downturn, as many builders chose to refocus their businesses on lower priced homes, we elected a different strategy. With significant competition at lower price points from new homebuilders and re-sale homes, including short-sales and foreclosures, we decided to leverage our 47 years of experience in the move-up market to significantly expand our new home offerings at higher price points.  We believe homebuyers at these higher price points (“move-up homebuyers”) are more likely to value and pay for the quality construction and industry leading customer service experience that are the hallmarks of Standard Pacific Homes.

Our strategy includes the following elements:

•	Acquire land in desirable locations at favorable prices while the homebuilding market is depressed;
•	Construct well built, innovatively designed, and energy efficient homes that cater to the move-up homebuyer;
•	Provide an industry leading customer experience;
•	Optimize the size of our business in each of our markets to appropriately leverage operating efficiencies;
•	Maintain a cost structure that positions us for near and long-term profitability;
•	Seek opportunities to enhance revenue while maintaining an appropriate sales pace; and
•	Concentrate operations and invested capital in anticipated growth markets.

Dollar Value of Backlog

The dollar value of our backlog (excluding joint ventures) as of December 31, 2011 was $232.6 million, or 681 homes.  We expect all of our backlog at December 31, 2011 to be converted to deliveries and revenues during 2012, net of cancellations.

Marketing and Sales

    Our homes are marketed by our divisional sales teams at our furnished and landscaped model homes, which are typically maintained at each project site.  Recognizing that the first step in the homebuying process for the majority of homebuyers is an internet search, we have made substantial upgrades to the design and functionality of our online marketing, beginning with the launch of our new website, www.standardpacifichomes.com, in January 2011.  This website contains robust information about our new homes and communities, promotions and financing alternatives.

    Our homes are sold using sales contracts that are usually accompanied by a cash deposit from the homebuyer.  Under current market conditions, an increasing number of homebuyers are seeking to buy a completed or close to complete home.

For those homes sold prior to construction, homebuyers have the opportunity to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some alternative room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel their contract if they are unable to sell their existing homes or if certain other conditions are not met. A buyer’s liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer’s cash deposit to the Company, although some states provide for even more limited remedies.

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

    Our homebuilding operations have also been subject to longer term business cycles, the severity, duration, beginning and ending of which are difficult to predict. At the high point of this business cycle, the demand for new homes and new home prices are at their peak. Land prices also tend to be at their peak in this phase of the cycle. At the low point in the cycle, the demand for homes is weak and land prices tend to be more favorable. While difficult to accomplish, our goal is to deliver as many homes as possible near the top of the cycle and to make significant investments in land at the bottom of the cycle.

    We now believe we are at or near the bottom of the current cycle and, as such, have made substantial investments in land over the last couple of years.  We have plans to continue to make substantial investments in land which is likely to utilize a significant portion of our cash resources.

Competitive Conditions in the Business

    The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. We compete for customers primarily on the basis of customer satisfaction, construction quality, home design and location, reputation, price, and the availability of mortgage financing. While we compete with other residential construction companies for customers, we also compete with the resale of existing homes, rental properties, the “short-sale” of almost new homes, and foreclosures. The substantial supply of homes available for sale at reduced prices, which may continue or increase, has caused intense price competition, making it more difficult for us to sell our homes and to maintain our profit margins. In addition, some of our competitors have substantially larger operations and greater financial resources than we do.  As a result they may be better positioned to compete more effectively for land and sales, because they may have lower costs of capital, labor, materials and overhead.

Financing

We typically use both our equity (including internally generated funds from operations and proceeds from public and private equity offerings and proceeds from the exercise of stock options) and debt financing in the form of bank debt and note offerings, to fund land acquisition and development and construction of our properties.  To a lesser extent, we use seller financing to fund the acquisition of land and, in some markets, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads and sewers.

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

Development and Construction

We customarily acquire unimproved or improved land zoned for residential use.  To control larger land parcels or gain access to highly desirable parcels, we sometimes form land development joint ventures with third parties which provide us the right to acquire a portion of the lots from the joint venture when developed.  If we purchase raw land or partially developed land, we will perform development work on a project in addition to constructing homes.  This development work may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems, recreational facilities and other improvements.

We act as a general contractor with our supervisory employees coordinating most of the development and construction work on a project.  Independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and home design, and subcontractors are engaged to perform all of the physical development and construction work.  Although the construction time for our homes varies from project to project depending on geographic region, the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we typically complete the construction of a home in approximately three to six months, with a current average cycle time of approximately four months.

Sources and Availability of Raw Materials

We, either directly or through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home.  While these materials are generally widely available from a variety of sources, from time to time we experience serious material shortages on a localized basis, particularly during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures.  Although not recently, we have also historically experienced these types of shortages in periods of robust construction activity and high demand for new homes.During these periods, the prices for these materials can substantially increase and our construction process can be slowed.

Government Regulation

For a discussion of the impact of government regulations on our business, including the impact of environmental regulations, please see the risk factors included under the heading “Regulatory Risks” in the Risk Factors section.

Financial Services

Customer Financing

As part of our ongoing operations, we provide mortgage loans to many of our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage’s principal sources of revenue are fees generated from loan originations, net gains on the sale of loans and net interest income earned on loans during the period they are held prior to sale.  In addition to being a source of revenues, our mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, all of which help to make our new home deliveries more predictable.

    We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2011, we had incurred an aggregate of $8.5 million in losses related to loan repurchases and make-whole payments we had been required to make on the $6.6 billion total dollar value of the loans we originated in the 2004-2011 period.  However, if loan defaults in general increase, it is possible that we will be required to make a materially higher number of make-whole payments and/or loan repurchases in the future.  Further, such make-whole payments could have a higher severity than previously experienced.  Under such scenarios, current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity.

    We manage the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil.

Title Services

In Texas, we act as a title insurance agent performing title examination services for our Texas homebuyers through our title service subsidiary, SPH Title, Inc.

Employees

    At December 31, 2011, we had approximately 750 employees, down from approximately 775 employees at the prior year end.  Of our employees at the end of 2011, approximately 220 were executive, administrative and clerical personnel, 260 were sales and marketing personnel, 170 were involved in construction and project management, 50 were involved in new home warranty, and 50 worked in the mortgage operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.  We believe that our relations with our employees and subcontractors are good.

Business Segment Financial Data

For business segment financial data, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18, as well as Note 3 to our consolidated financial statements.

Availability of Reports

This annual report on Form 10-K and each of our subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, are available free of charge on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on our website is not incorporated by reference into this report and should not be considered part of this report.  In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Company Information

Standard Pacific Corp. was incorporated in the State of Delaware in 1991.  Through our predecessors, we commenced our homebuilding operations in 1965. Our principal executive offices are located at 15360 Barranca Parkway, Irvine, California 92618. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its predecessors and subsidiaries.

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

We are experiencing a significant and substantial downturn in homebuyer demand.  Many of our competitors are selling homes at significantly reduced prices. At the same time we, as well as potential homebuyers who need to sell their existing homes to complete the purchase of a new home, are also competing with the resale of existing homes, rental properties, the “short-sale” of almost new homes and foreclosures. All of these factors have resulted in a substantial increase in the supply of homes available for sale at reduced prices, which may continue or increase, making it more difficult for us to sell our homes and to maintain our profit margins.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for us. Our current strategy includes a plan to continue to invest a substantial portion of our cash in land over the next several years.  The successful execution of this strategy will significantly increase the amount of land we hold.  The market value of the undeveloped land, buildable lots and housing inventories we hold can fluctuate significantly as a result of changing economic and market conditions.  Over the last several years, we have experienced negative economic and market conditions and this has resulted in the impairment of a number of our land positions and write-offs of some of our land option deposits.  If economic or market conditions deteriorate further, we may have to impair additional land holdings and projects, write down our investments in unconsolidated joint ventures, write off option deposits, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs (such as property taxes and interest) can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market.  If, as planned, we significantly increase the amount of land we hold over the next several years, we will also materially increase our exposure to the risks associated with owning land, which means that if economic and market conditions deteriorate further, this deterioration would have a significantly greater adverse impact on our financial condition.

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

We generate over 50% of our revenue and a significant amount of our profits from, and hold over 60% of the dollar value of our real estate inventory in California.  Over the last several years, land values, the demand for new homes and home prices have declined substantially in the state, negatively impacting our profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit.  There can be no assurance that our profitability and financial position will not be further impacted if the challenging conditions in California continue or worsen. If the current weak buyer demand for new homes in California continues or worsens, prices will likely continue to decline, which will continue to harm our profitability.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through Standard Pacific Mortgage or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. While interest rates are at or near historic lows, many lenders have significantly tightened their underwriting standards, are requiring higher credit scores, substantial down payments, increased cash reserves, and have eliminated or significantly limited many subprime and other alternative mortgage products, including “jumbo” loan products, which are important to sales in many of our California markets.  The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities, which are directly impacted by the federal government’s decisions regarding its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary market.  As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results and profitability. These conditions may continue or worsen.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of customer satisfaction, construction quality, home design and location, reputation, price and the availability of mortgage financing. We also compete with the resale of existing homes, rental properties, the “short-sale” of almost new homes and foreclosures. The substantial supply of homes available for sale at reduced prices, which may continue or increase, has caused intense price competition, making it more difficult for us to sell our homes and to maintain our profit margins. In addition, some of our competitors have substantially larger operations and greater financial resources than we do.  As a result they may be better positioned to compete more effectively for land and sales, because they may have lower costs of capital, labor, materials and overhead.

Operational Risks

Our longer-term land acquisition strategy poses significant risks.

From time-to-time, we purchase land parcels with longer-term time horizons when we believe market conditions provide an opportunity to purchase this land at favorable prices.  Our current strategy includes a plan to continue to invest a substantial portion of our cash in land during the next several years, including in larger land parcels with longer holding periods that will require significant development operations.  This strategy is subject to a number of risks.  It is difficult to accurately forecast development costs and sales prices the longer the time horizon for a project and, with a longer time horizon, there is a greater chance that unanticipated development cost increases, changes in general market conditions and other adverse unanticipated changes could negatively impact the profitability of a project.  In addition, larger land parcels are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes.  If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted.  In addition, the acquisition of land with a longer term development horizon historically has not been a significant focus of our business in many of our markets (other than through our unconsolidated joint ventures) and may therefore be subject to greater execution risk.

We may be unable to obtain suitable bonding for the development of our communities.

We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to obtain the required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

Labor and material shortages and price fluctuations could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and material may also be adversely affected during periods of shortage or high inflation.  During the recent economic downturn, a large number of qualified tradespeople have gone out of business or otherwise exited the market.  The reduction in available tradespeople will likely exacerbate labor shortages when the demand for new housing increases.  From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results and profitability.

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

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectable or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Additionally, the coverage offered by and availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted, become more costly or even unavailable.

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

We engage subcontractors to perform the actual construction of our homes, and in many cases, to obtain the necessary building materials.  Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes.  When we discover these issues we repair the homes in accordance with our new home warranty and as required by law.  The cost of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers.

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

    While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2011, our mortgage subsidiary had incurred an aggregate of $8.5 million in losses related to loan repurchases and make-whole payments it had been required to make on the $6.6 billion total dollar value of the loans it originated in the 2004-2011 period.  If loan defaults in general increase, it is possible that our mortgage subsidiary will be required to make a materially higher number of make-whole payments and/or repurchases in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to make make-whole payments or repurchases.  Further, such make-whole payments could have a higher severity than previously experienced.  In such cases our current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity, which could harm our financial condition and results of operations.

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

Our failure to maintain the security of our electronic and other confidential information could expose us to liability and materially adversely affect our financial condition and results of operations.

Privacy, security, and compliance concerns have continued to increase as technology has evolved.  As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers.  This information is entitled to protection under a number of regulatory regimes.  We may share some of this information with vendors who assist us with certain aspects of our business, particularly our financial services business.  Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.

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

In addition, new housing developments are often subject to various assessments or impact fees for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales and/or profitability.

Currently, there is a variety of energy related legislation being considered for enactment around the world.  For instance, the federal congress considered an array of energy related initiatives, from carbon “cap and trade” to a federal energy efficiency building code that would increase energy efficiency requirements for new homes between 30 and 50 percent.  If all or part of this proposed legislation, or similar legislation, were to be enacted, the cost of home construction could increase significantly, which in turn could reduce our sales and/or profitability.

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

Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the land we own as well as the availability of additional land and building opportunities within those localities.  Approval of slow or no growth measures would increase the cost of land and reduce our ability to open new home communities and to build and sell homes in the affected markets and would create additional costs and administrative requirements, which in turn could harm our future sales and earnings.

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

We currently have a substantial amount of debt.  As of December 31, 2011, the principal amount of our homebuilding debt outstanding was approximately $1,343 million, $88 million of which matures prior to 2016 and $1,255 million of which matures between 2016 and 2021. In addition, the instruments governing this debt permit us to incur significant additional debt.  Our existing debt and any additional debt we incur could:

•	make it more difficult for us to satisfy our obligations under our existing debt instruments;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;
•
require a substantial portion of our cash flows from operations for the payment of interest on our debt, reducing our ability to use our cash flows to fund working capital, land acquisitions and land development, acquisitions of other homebuilders and related businesses and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage to less leveraged competitors.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.

Our operations require significant amounts of cash.  Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change.  We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs.  Additionally, while we have a $210 million unsecured revolving credit facility designed to provide us with an additional source of liquidity to meet short-term cash needs, our ability to borrow under the facility is limited by our ability to meet the covenants required to allow us to borrow under the facility.

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

Our debt instruments impose restrictions on our operations, financing, investments and other activities. For example, our outstanding 2016 notes prohibit us from incurring additional debt, except for limited categories of indebtedness (including up to $1.1 billion in bank credit facility debt), if we do not satisfy either a maximum leverage ratio or a minimum interest coverage ratio. The 2016 notes also limit our ability to make restricted payments (including dividends, distributions on stock and contributions to joint ventures), prohibiting such payments unless we satisfy one of the ratio requirements for the incurrence of additional debt and comply with a basket limitation.  As of December 31, 2011, we were able to satisfy the conditions necessary to incur additional debt and to make restricted payments.  However, there can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to satisfy these conditions in the future, we will be precluded from incurring additional borrowings, subject to certain exceptions, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2011, we had an aggregate of $81.8 million invested in these joint ventures, which had no project specific financing outstanding.

While these joint ventures provide us with a means of accessing larger and/or more desirable land parcels and lot positions, they are subject to a number of risks, including the following:

•
Restricted Payment Risk. Certain of our public note indentures prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either a leverage condition or an interest coverage condition and when making such a payment will cause us to exceed a basket limitation.  As a result, when we are unable to meet these conditions, payments to satisfy our joint venture obligations must be made through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements.

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

•
Financing Risk. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. Due to current market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing borrowings as such borrowings mature. As a result, we may be required to contribute our corporate funds to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender.  In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the restricted payment condition discussed above.

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

•

Partner Dispute. If we have a dispute with one of our joint venture partners and are unable to resolve it, a buy-sell provision in the applicable joint venture agreement could be triggered or we may otherwise pursue a negotiated settlement involving the unwinding of the venture and it is possible that litigation between us and our partner(s) could result.  In such cases, we may sell our interest to our partner or purchase our partner’s interest. If we sell our interest, we will forgo the profit we would have otherwise earned with respect to the joint venture project and may be required to forfeit our invested capital and/or pay our partner to release us from our joint venture obligations. If we are required to purchase our partner’s interest, we will be required to fund this purchase, as well as the completion of the project, with corporate level capital and to consolidate the joint venture project onto our balance sheet, which could, among other things, adversely impact our liquidity, our leverage and other financial conditions or covenants.

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

As of December 31, 2011, MP CA Homes LLC held 49% of the voting power of our voting stock.  Pursuant to the stockholders' agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and is entitled to designate at least one MP CA Homes LLC designated director to each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors and its committees.  In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders.  In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.

We may not be able to realize the benefit of our net deferred tax asset.

As of December 31, 2011, we had a deferred tax asset of approximately $510 million (excluding a $5 million deferred tax asset related to an interest rate swap that was terminated during the 2010 fourth quarter) that is potentially available to offset taxable income in future periods.  The $510 million deferred tax asset has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount. Our ability to realize the benefit, if any, of our deferred tax asset is dependent, among other things, upon the interplay between applicable tax laws (including Internal Revenue Code Section 382 (“Section 382”) discussed below), our ability to generate taxable income in the future, and the timing of our disposition of assets that contain unrealized built-in losses.

Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize net operating loss carryforwards and built-in losses after the ownership change.  We underwent a change in ownership for purposes of Section 382 following completion of MP CA Homes LLC’s initial investment in the Company on June 27, 2008.  As of December 31, 2011, approximately $117 million of our deferred tax asset represented unrealized built-in losses related primarily to inventory impairment charges.  Future realization of this $117 million of unrealized built-in losses may be limited under Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  As of December 31, 2011, approximately $343 million of our gross net operating loss carryforwards (or approximately $141 million on a tax effected basis) were subject to a gross annual deduction limitation.  The gross annual deduction limitation for federal and state income tax purposes is approximately $15.6 million each, which is generally realized over a 20 year period commencing on the date of the ownership change.  Assets with certain tax attributes sold five years after the original ownership change (June 27, 2013) are not subject to the Section 382 limitation.  Significant judgment is required in determining the future realization of these potential deductions, and as a result, actual results may differ materially from our estimates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We lease our corporate headquarters, which is located in Irvine, California.  The lease on this facility, which also includes space for our Orange County division and our mortgage operations, consists of approximately 39,000 square feet and expires in August 2016.  We lease approximately 19 other properties for our other division offices and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18.

ITEM 3.	LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

    None.

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of February 27, 2012, are set forth below.

Name	Age	Position
Scott D. Stowell	54	Chief Executive Officer and President
Jeff J. McCall	40	Executive Vice President and Chief Financial Officer
John P. Babel	41	Executive Vice President, General Counsel and Secretary
Wendy L. Marlett	48	Chief Marketing Officer and Executive Vice President

Scott D. Stowell has served as Chief Executive Officer since January 2012 and President since March 2011.  From May 2007 to March 2011, Mr. Stowell served as Chief Operating Officer.  From September 2002 to May 2007, Mr. Stowell served as President of our Southern California Region.  From April 1996 until September 2002, Mr. Stowell served as President of our Orange County division.  Mr. Stowell joined the Company in 1986 as a project manager.

Jeff J. McCall has served as Executive Vice President and Chief Financial Officer since June 2011.  Prior to joining the Company, Mr. McCall was Chief Financial Officer – Americas at Regus plc, the world’s largest provider of serviced offices, from August 2004 to May 2011.  From December 2003 to August 2004 Mr. McCall served as Chief Financial Officer and Executive Vice President of HQ Global Workplaces, Inc., which was acquired by Regus plc in August 2004.  From 1998 to 2003, Mr. McCall was Principal at Casas, Benjamin & White LLC, a leading boutique advisory services firm specializing in middle market mergers, acquisitions, divestitures, restructuring, and private equity investments.

John P. Babel has served as Executive Vice President, General Counsel and Secretary since February 2012.  Prior to that, Mr. Babel was our Senior Vice President, General Counsel and Secretary from February 2009 until February 2012.   Mr. Babel served as our Senior Vice President and Associate General Counsel from October 2008 until February 2009 and as our Vice President and Associate General Counsel from February 2005 to October 2008.  Mr. Babel joined the Company as Associate General Counsel in October 2002.  Prior to joining the Company, Mr. Babel was a corporate lawyer with the international law firm of Gibson, Dunn & Crutcher LLP.

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

	Year Ended December 31,
	2011				2010
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$4.98	$3.50	$	―	$5.18	$3.47	$	―
June 30	4.09	3.17		―	7.10	3.31		―
September 30	3.65	2.08		―	4.30	2.95		―
December 31	3.73	2.17		―	4.75	3.37		―

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of February 27, 2012, the number of record holders of our common stock was 589.

We did not repurchase any shares of our common stock during the three months ended December 31, 2011.

We do not intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business.  Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Our senior and senior subordinated note indentures contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6.b. of the accompanying consolidated financial statements.

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

    The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company’s common stock closing price on December 31, 2011 was $3.18 per share.  The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011		2010		2009		2008		2007
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding (1)		$882,993		$912,418		$1,166,397		$1,535,616	$2,888,833
Financial Services		10,907		12,456		13,145		13,587	16,677
Total revenues from continuing operations		$893,900		$924,874		$1,179,542		$1,549,203	$2,905,510

Pretax income (loss):
Homebuilding (1)(2)		$(18,156)		$(14,001)		$(111,068)		$(1,237,840)	$(846,586)
Financial Services		1,683		1,720		1,586		1,016	2,293
Pretax loss from continuing operations		$(16,473)		$(12,281)		$(109,482)		$(1,236,824)	$(844,293)
Net loss:
Loss from continuing operations		$(16,417)		$(11,724)		$(13,217)		$(1,231,329)	$(695,290)
Loss from discontinued operations		―		―		(569)		(2,286)	(72,090)
Net loss		$(16,417)		$(11,724)		$(13,786)		$(1,233,615)	$(767,380)

Basic loss per common share:
Continuing operations		$(0.05)		$(0.05)		$(0.06)		$(9.12)	$(9.63)
Discontinued operations		―		―		―		(0.02)	(1.00)
Basic loss per common share		$(0.05)		$(0.05)		$(0.06)		$(9.14)	$(10.63)

Diluted loss per common share:
Continuing operations		$(0.05)		$(0.05)		$(0.06)		$(9.12)	$(9.63)
Discontinued operations		―		―		―		(0.02)	(1.00)
Diluted loss per common share		$(0.05)		$(0.05)		$(0.06)		$(9.14)	$(10.63)

Weighted average common shares outstanding: (3)
Basic		193,909,714		105,202,857		95,623,851		81,439,248	72,157,394
Diluted		193,909,714		105,202,857		95,623,851		81,439,248	72,157,394

Weighted average additional common shares outstanding
if preferred shares converted to common shares: (4)		147,812,786		147,812,786		147,812,786		53,523,829	―

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)		$438,157		$748,754		$602,222		$626,379	$219,141
Inventories owned (1)		$1,477,239		$1,181,697		$986,322		$1,262,521	$2,060,413
Total assets		$2,200,383		$2,133,123		$1,861,011		$2,252,488	$3,401,904
Homebuilding debt (5)		$1,324,948		$1,320,254		$1,158,626		$1,486,437	$1,747,730
Financial services debt		$46,808		$30,344		$40,995		$63,655	$164,172
Stockholders' equity		$623,754		$621,862		$435,798		$407,941	$1,034,279
Stockholders' equity per common share (6)		$3.20		$3.23		$4.30		$4.40	$15.95
Pro forma stockholders' equity per common share (7)		$1.82		$1.83		$1.75		$1.70	$15.95
Cash dividends declared per common share	$	―	$	―	$	―	$	―	$0.12

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations in 2009, 2008 and 2007.
(2)
The 2011, 2010, 2009, 2008 and 2007 homebuilding pretax loss includes pretax impairment charges and deposit write-offs totaling $15.3 million, $2.4 million, $71.1 million, $1,153.5 million and $984.6 million, respectively. (Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2 and 4 of the accompanying Consolidated Financial Statements for further discussion).

(3)
Basic and diluted weighted average common shares outstanding for 2011 and 2010 include 89.4 million shares of our common stock issued to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC, on December 21, 2010 in connection with the exercise of a warrant.

(4)
In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC.  If the preferred stock was converted to common stock, the total weighted average common shares outstanding as of December 31, 2011, 2010, 2009 and 2008 would have been 341.7 million, 253.0 million, 243.4 million and 135.0 million, respectively.

(5)
Homebuilding debt includes the indebtedness related to liabilities from inventories not owned of $0, $0, $1.9 million, $0 and $11.4 million, as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(6)
At December 31, 2011, 2010, 2009, 2008 and 2007, common shares outstanding exclude 3.9 million, 3.9 million, 3.9 million, 7.8 million and 7.8 million shares, respectively, issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007 and 147.8 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC.

(7)
At December 31, 2011, 2010, 2009 and 2008, pro forma common shares outstanding include 147.8 million preferred shares outstanding on an if-converted basis.  In addition, at December 31, 2011, 2010, 2009 and 2008, pro forma common shares outstanding exclude 3.9 million, 3.9 million, 3.9 million and 7.8 million shares, respectively, issued under a share lending facility related to our 6% convertible senior subordinated notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
Selected Financial Information

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$882,094	$908,562	$1,060,502
Land sale revenues	899	3,856	105,895
Total revenues	882,993	912,418	1,166,397
Cost of home sales	(719,893)	(707,006)	(907,058)
Cost of land sales	(903)	(3,568)	(117,517)
Total cost of sales	(720,796)	(710,574)	(1,024,575)
Gross margin	162,197	201,844	141,822
Gross margin percentage	18.4%	22.1%	12.2%
Selling, general and administrative expenses	(154,375)	(150,542)	(191,488)
Income (loss) from unconsolidated joint ventures	207	1,166	(4,717)
Interest expense	(25,168)	(40,174)	(47,458)
Gain (loss) on early extinguishment of debt	―	(30,028)	(6,931)
Other income (expense)	(1,017)	3,733	(2,296)
Homebuilding pretax loss	(18,156)	(14,001)	(111,068)
Financial Services:
Revenues	10,907	12,456	13,145
Expenses	(9,401)	(10,878)	(11,817)
Income from unconsolidated joint ventures	―	―	119
Other income	177	142	139
Financial services pretax income	1,683	1,720	1,586
Loss from continuing operations before income taxes	(16,473)	(12,281)	(109,482)
Benefit for income taxes	56	557	96,265
Loss from continuing operations	(16,417)	(11,724)	(13,217)
Loss from discontinued operations, net of income taxes	―	―	(569)
Net loss	(16,417)	(11,724)	(13,786)
Less: Net loss allocated to preferred shareholder	7,101	6,849	8,371
Net loss available to common stockholders	$(9,316)	$(4,875)	$(5,415)

Basic loss per common share:
Continuing operations	$(0.05)	$(0.05)	$(0.06)
Discontinued operations	―	―	―
Basic loss per common share	$(0.05)	$(0.05)	$(0.06)
Diluted loss per common share:
Continuing operations	$(0.05)	$(0.05)	$(0.06)
Discontinued operations	―	―	―
Diluted loss per common share	$(0.05)	$(0.05)	$(0.06)
Weighted average common shares outstanding:
Basic	193,909,714	105,202,857	95,623,851
Diluted	193,909,714	105,202,857	95,623,851

Weighted average additional common shares outstanding
if preferred shares converted to common shares: (1)	147,812,786	147,812,786	147,812,786

Net cash provided by (used in) operating activities	$(322,613)	$(80,958)	$419,830
Net cash provided by (used in) investing activities	$(8,313)	$(33,455)	$(27,301)
Net cash provided by (used in) financing activities	$10,077	$250,225	$(422,815)

Adjusted Homebuilding EBITDA (2)	$105,855	$131,576	$116,252

(1)
In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.  If the preferred stock was converted to common stock, the total weighted average common shares outstanding as of December 31, 2011, 2010 and 2009 would have been 341.7 million, 253.0 million and 243.4 million, respectively.

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

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(322,613)	$(80,958)	$419,830
Add:
Benefit for income taxes	(56)	(557)	(96,563)
Homebuilding interest amortized to cost of sales and interest expense	94,804	100,739	134,293
Excess tax benefits from share-based payment arrangements	―	27	297
Less:
Income from financial services subsidiary	1,506	1,578	1,328
Depreciation and amortization from financial services subsidiary	611	934	678
(Gain) loss on disposal of property and equipment	179	(37)	2,611
Net changes in operating assets and liabilities:
Trade and other receivables	5,358	(6,541)	(8,440)
Mortgage loans held for sale	43,661	(12,165)	(24,718)
Inventories-owned	282,447	148,706	(326,062)
Inventories-not owned	19,727	27,861	2,805
Deferred income taxes, net of valuation allowance	―	―	96,562
Other assets	(6,212)	(111,496)	(118,265)
Accounts payable	(1,113)	6,592	18,554
Accrued liabilities	(7,852)	61,843	22,576
Adjusted Homebuilding EBITDA	$105,855	$131,576	$116,252

Overview

We made significant progress on our growth strategy during 2011.  We increased our average active community count by 17% compared to 2010, to 152 average active communities, and spent $437 million in land and land development, compared to $336 million in 2010.  Approximately 63% of the land we purchased (based on land values) over the last two years is located in California, which is consistent with our emphasis on investing in land-constrained markets.

Our operations continue to be hampered by challenging housing market conditions.  These conditions include weak housing demand in substantially all of our markets, resulting from a housing supply/demand imbalance, low consumer confidence, high unemployment and price uncertainty.  However, despite these factors new orders and backlog increased during 2011 compared to the prior year, resulting in our highest year-end backlog since 2007.  Additionally, with $438 million of cash on hand and the additional amounts that remain available under our $210 million revolving credit facility, we believe we have ample liquidity to navigate the market downturn.

For the year ended December 31, 2011, we reported a net loss of $16.4 million, or $0.05 per diluted share, compared to a net loss of $11.7 million, or $0.05 per diluted share, in 2010.  The net loss incurred during fiscal 2011 included $15.3 million of asset impairment charges and deposit write-offs, $2.1 million of restructuring charges and $2.1 million of management change charges.  The net loss incurred during fiscal 2010 included a $30.0 million charge related to the early extinguishment of debt and $2.4 million of asset impairment charges and deposit write-offs.  Our results for the year ended December 31, 2009 included a $96.6 million tax benefit primarily related to the carryback of net operating losses, $71.1 million of asset impairment charges and deposit write-offs, $22.6 million of restructuring charges and a $6.9 million charge related to the early extinguishment of debt.

    We ended 2011 with $438.2 million of homebuilding cash (including $31.4 million of restricted cash).  Net cash used in operating activities during 2011 was $322.6 million compared to $81.0 million in 2010.  The increase in cash used in operating activities for the year ended December 31, 2011 as compared to the prior year period was driven primarily by a $48.7 million increase in cash land purchases, a $52.6 million increase in land development costs, a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter and a $29.4 million decrease in homebuilding revenues.  The decrease in homebuilding revenues was primarily attributable to a 4% decline in new home deliveries and a $3.0 million decrease in land sale revenues.

Homebuilding

	Year Ended December 31,
	2011	2010		2009
	(Dollars in thousands)
Homebuilding revenues:
California	$506,002		$546,946	$665,414
Southwest (1)	190,622		187,609	238,249
Southeast	186,369		177,863	262,734
Total homebuilding revenues	$882,993		$912,418	$1,166,397

Homebuilding pretax income (loss):
California	$11,357		$39,594	$(16,817)
Southwest (1)	(10,231)		(5,103)	(28,950)
Southeast	(10,236)		(8,902)	(30,880)
Corporate	(9,046)		(39,590)	(34,421)
Total homebuilding pretax income (loss)	$(18,156)		$(14,001)	$(111,068)

Homebuilding impairment charges and deposit write-offs:
California	$10,366	$	―	$43,313
Southwest	3,535		331	16,426
Southeast	1,433		2,058	11,342
Total homebuilding impairment charges and deposit write-offs	$15,334		$2,389	$71,081

Homebuilding impairment charges and deposit write-offs by type (2):
Deposit write-offs	$2,145		$100	$2,490
Inventory impairments	13,189		1,818	60,450
Joint venture impairments	―		471	8,141
Total homebuilding impairment charges and deposit write-offs	$15,334		$2,389	$71,081

	As of December 31,
	2011	2010	2009
	(Dollars in thousands)
Total Assets:
California	$985,560	$819,376	$671,887
Southwest	355,060	233,120	210,058
Southeast	294,996	237,635	181,931
Corporate	473,971	786,791	730,046
Total homebuilding	2,109,587	2,076,922	1,793,922
Financial services	90,796	56,201	67,089
Total Assets	$2,200,383	$2,133,123	$1,861,011

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations in 2009.
(2)
Deposit write-offs are included in other income (expense), inventory impairment charges are included in cost of sales and joint venture impairments are included in loss from unconsolidated joint ventures.

For 2011, we reported a homebuilding pretax loss of $18.2 million compared to a pretax loss of $14.0 million in 2010.  The decrease in our financial performance was primarily the result of a 4% decrease in new home deliveries, a $12.9 million increase in asset impairment charges and deposit write-offs, a decrease in our gross margin percentage from home sales excluding impairments and a $3.8 million increase in our SG&A expenses (which included approximately $2.1 million in restructuring charges and $2.1 million of management change charges in 2011 compared to none in 2010).  These unfavorable changes were partially offset by a $15.0 million decrease in interest expense and a $30.0 million decrease in loss on early extinguishment of debt. Our homebuilding operations for the year ended December 31, 2011 included $15.3 million of asset impairment charges and deposit write-offs, which are detailed in the table above.

For 2010, we reported a homebuilding pretax loss of $14.0 million compared to a pretax loss of $111.1 million in 2009.  This improvement was primarily the result of a $68.7 million decrease in asset impairment charges and deposit write-offs, a $40.9 million decrease in our SG&A expenses (which included approximately $19.1 million in restructuring charges related to severance and facilities reductions in 2009 compared to $0 in 2010) and a $7.3 million decrease in interest expense during 2010.  These decreases were partially offset by a $23.1 million increase in loss on early extinguishment of debt.  Our homebuilding operations for the year ended December 31, 2010 included $2.4 million of asset impairment charges and deposit write-offs, which are detailed in the table above.

Revenues

Homebuilding revenues for 2011 decreased 3% from 2010 as a result of a 4% decrease in new home deliveries and a $3.0 million decrease in land sale revenues.  These decreases were partially offset by a 2% increase in our consolidated average home price to $349 thousand.  Homebuilding revenues for 2010 decreased 22% from 2009 as a result of a 24% decrease in new home deliveries and a $102.0 million decrease in land sale revenues.  These decreases were partially offset by a 12% increase in our consolidated average home price to $343 thousand.

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
New homes delivered:
California	975	(12%)	1,102	(18%)	1,344
Arizona	169	(14%)	196	(35%)	303
Texas (1)	420	14%	368	(12%)	419
Colorado	97	(16%)	115	(22%)	147
Nevada	15	(32%)	22	47%	15
Total Southwest	701	―	701	(21%)	884
Florida	446	―	446	(44%)	797
Carolinas	406	2%	397	(10%)	440
Total Southeast	852	1%	843	(32%)	1,237
Consolidated total	2,528	(4%)	2,646	(24%)	3,465
Unconsolidated joint ventures (2)	35	(35%)	54	(52%)	112
Discontinued operations (including joint ventures) (2)	―	―	―	(100%)	4
Total (including joint ventures) (2)	2,563	(5%)	2,700	(25%)	3,581

(1)	Texas excludes our San Antonio division, which was classified as discontinued operations in 2009.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

    New home deliveries (exclusive of joint ventures) decreased 4% in 2011 as compared to the prior year.  The decline in our 2011 deliveries was driven largely by a 31% decrease in the number of homes in backlog at the beginning of the year as compared to the year earlier period.  This decrease was partially offset by a 14% increase in net new orders and a 17% increase in the number of average active selling communities during 2011.  New home deliveries decreased 24% in 2010 as compared to 2009.  The decline in our 2010 deliveries was driven largely by a 26% decrease in net new orders during 2010.

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$519	5%	$495	14%	$434
Arizona	202	―	202	(4%)	211
Texas (1)	292	(1%)	294	4%	282
Colorado	308	4%	295	(3%)	305
Nevada	190	(5%)	201	(11%)	225
Total Southwest	271	2%	266	2%	260
Florida	208	8%	193	2%	190
Carolinas	231	0%	230	6%	218
Total Southeast	219	4%	210	5%	200
Consolidated total	349	2%	343	12%	306
Unconsolidated joint ventures (2)	396	(15%)	465	(10%)	517
Discontinued operations (including joint ventures) (2)	―	―	―	(100%)	201
Total (including joint ventures) (2)	$350	1%	$346	11%	$313

(1)	Texas excludes our San Antonio division, which was classified as discontinued operations in 2009.
(2)
Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

During 2011, our consolidated average home price (excluding joint ventures) increased 2% to $349 thousand as compared to $343 thousand for 2010.  The increase in our consolidated average home price during 2011 was largely due to higher average home prices in California and Florida, partially offset by a lower percentage of California deliveries as compared to the prior year.  The 5% higher average home price in California reflected the delivery of more luxury homes in Southern California during 2011, as compared to the prior year.

During 2010, our consolidated average home price (excluding joint ventures) increased 12% to $343 thousand as compared to $306 thousand for 2009.  The increase in our consolidated average home price during 2010 was largely due to the delivery of a higher percentage of homes in California at higher prices and a reduction in deliveries in Florida and Arizona.  The 14% higher average home price in California reflected the delivery of more higher priced homes in Southern California, including a decrease in the number of deliveries from our lower priced podium projects that were virtually all delivered as of the end of 2009.

Gross Margin

Our 2011 homebuilding gross margin percentage (including land sales) was down year-over-year to 18.4% from 22.1% in 2010.  The 2011 gross margin reflected $13.2 million of inventory impairment charges related to seven projects located in California, Arizona and the Carolinas.  The fair values for the projects that were impaired were calculated using an estimated land residual value analysis and a discounted cash flow analysis. The projected land residual and cash flow for each community are significantly impacted by estimates related to local economic and market trends, sales pace, net sales prices, development and construction timelines, construction and development costs, sales and marketing expenses, and other project specific costs.  The operating margin (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for our projects impaired during the year ended December 31, 2011 were generally in the 8% to 12% range and discount rates were generally in the 20% to 30% range.  Excluding inventory impairment charges, our 2011 gross margin percentage from home sales would have been 19.9% versus 22.4% in 2010 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).  The 250 basis point decrease in the adjusted gross margin percentage was primarily the result of lower margins in a majority of the Company’s markets due to a mix shift to more deliveries from lower margin projects and a reduction in the percentage of California deliveries as compared to prior year.

    Our 2010 homebuilding gross margin percentage (including land sales) was up year-over-year to 22.1% from 12.2% in 2009.  The 2010 gross margin reflected $1.8 million of inventory impairment charges related to three projects located in Texas, the Carolinas and Florida.  The operating margin used to calculate land residual values and related fair values for our projects impaired during the year ended December 31, 2010 was 6% and discount rates were generally in the 20% to 30% range.  Excluding inventory impairment charges, our 2010 gross margin percentage from home sales would have been 22.4% versus 18.8% in 2009 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).  The 360 basis point increase in the adjusted gross margin percentage was primarily the result of lower direct construction costs and higher margins in substantially all of our markets.

    The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the years ended December 31, 2011, 2010 and 2009 to gross margin and gross margin percentage from home sales, excluding housing impairment charges:

	Year Ended December 31,
	2011	Gross Margin %	2010	Gross Margin %	2009	Gross Margin %
	(Dollars in thousands)

Homebuilding gross margin	$162,197	18.4%	$201,844	22.1%	$141,822	12.2%
Less: Land sale revenues	(899)		(3,856)		(105,895)
Add: Cost of land sales	903		3,568		117,517
Gross margin from home sales	162,201	18.4%	201,556	22.2%	153,444	14.5%
Add: Housing inventory impairment charges	13,189		1,818		46,063
Gross margin from home sales, as adjusted	$175,390	19.9%	$203,374	22.4%	$199,507	18.8%

We believe that the measure described above, which excludes inventory impairment charges, is useful to management and investors as it provides perspective on the underlying operating performance of the business by excluding these charges and provides comparability with the Company’s peer group.  However, it should be noted that such measure is not a GAAP financial measure and other companies in the homebuilding industry may calculate this measure differently.  Due to the significance of the GAAP components excluded, this measure should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Restructuring Activities

Our operations have been impacted by weak housing demand in substantially all of our markets.  As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  During 2011, we incurred homebuilding restructuring charges of $2.1 million, primarily related to employee severance costs, compared to no such charges in 2010.  During 2009, we incurred homebuilding restructuring charges of $22.1 million, related to employee severance costs, lease terminations and property and equipment disposals.  We believe that our restructuring activities are substantially complete as of December 31, 2011.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.  For further information about our restructuring activities, including costs paid and costs remaining to be paid, please see Note 2.i. in the accompanying consolidated financial statements beginning on page 46.

    SG&A Expenses

Our 2011 SG&A expenses (including corporate G&A) were $154.4 million compared to $150.5 million for the prior year.  Our SG&A expenses for 2011 included $2.1 million in restructuring charges and $2.1 million of severance and other charges incurred in connection with the change in our Chief Financial Officer position during the 2011 second quarter, whereas 2010 did not include any restructuring or management change charges.  Our 2011 SG&A rate from home sales was 17.5% versus a SG&A rate from home sales of 16.6% for 2010.  The 90 basis point increase in our adjusted SG&A rate was primarily the result of the restructuring and management change charges in 2011 and a 3% decrease in home sale revenues.

Our 2010 SG&A expenses (including corporate G&A) were $150.5 million compared to $191.5 million for the prior year.  Our SG&A expenses for 2010 did not include any restructuring charges, whereas 2009 included $19.1 million of restructuring charges.   The lower SG&A expenses were due primarily to lower commissions, advertising, insurance, personnel and facilities costs, which were partially offset by higher incentive compensation expense related to higher Adjusted Homebuilding EBITDA for 2010 as compared to 2009.  Our 2010 SG&A rate from home sales was 16.6% versus 18.1% for 2009.  The 150 basis point improvement in our adjusted SG&A rate in 2010 was primarily due to the $19.1 million decrease in restructuring charges, offset by a 14% decrease in home sale revenues.

Interest Expense

We expensed $25.2 million, $40.2 million and $47.5 million of interest costs during 2011, 2010 and 2009, respectively, related to the portion of our debt in excess of our qualified assets in accordance with ASC Topic 835, Interest.  The decline in our 2011 and 2010 interest expense compared to the respective prior year periods was primarily the result of increased land purchases made during each year that resulted in a higher level of qualified assets.  To the extent our debt exceeds our qualified assets in the future, we will expense a portion of the interest related to such debt.

Gain (Loss) on Early Extinguishment of Debt

During 2010, we recognized a $30.0 million loss on early extinguishment of debt.  The loss consisted of a $29.0 million loss associated with the early extinguishment of substantially all of our remaining senior and senior subordinated public notes due 2010 through 2015.  Approximately $26.4 million of these losses were cash charges related to tender premiums and other related costs and $2.6 million related primarily to the write-off of deferred debt issuance costs.  In addition, we recognized a $1.0 million noncash loss in connection with the early extinguishment of $6.0 million of our convertible senior subordinated notes due 2012.  The loss on this transaction primarily represented the derecognition of a portion of the debt that was classified as stockholders’ equity in accordance with ASC Topic 470, Debt.

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

Operating Data

	Year Ended December 31,
	2011	% Change	% Absorption Change (1)	2010	% Change	% Absorption Change (1)	2009
Net new orders (2):
California	1,030	6%	(1%)	974	(28%)	(22%)	1,358
Arizona	190	3%	3%	185	(32%)	(40%)	274
Texas (3)	470	31%	6%	358	(10%)	1%	398
Colorado	100	10%	10%	91	(26%)	(11%)	123
Nevada	10	(67%)	(67%)	30	173%	445%	11
Total Southwest	770	16%	3%	664	(18%)	(10%)	806
Florida	541	24%	(13%)	435	(40%)	(29%)	728
Carolinas	454	17%	1%	388	(14%)	(21%)	451
Total Southeast	995	21%	(6%)	823	(30%)	(26%)	1,179
Consolidated total	2,795	14%	(3%)	2,461	(26%)	(21%)	3,343
Unconsolidated joint ventures (4)	33	(34%)	(34%)	50	(71%)	(33%)	174
Discontinued operations	―	―	―	―	(100%)	―	3
Total (including joint ventures) (4)	2,828	13%	(3%)	2,511	(29%)	(21%)	3,520

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(3)	Texas excludes our San Antonio division, which was classified as discontinued operations in 2009.
(4)
Numbers presented regarding unconsolidated joint ventures reflect total net new orders of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
Average number of selling communities during the year:
California	49	7%	46	(8%)	50
Arizona	9	―	9	13%	8
Texas	21	24%	17	(11%)	19
Colorado	5	―	5	(17%)	6
Nevada	1	―	1	(50%)	2
Total Southwest	36	13%	32	(9%)	35
Florida	37	42%	26	(16%)	31
Carolinas	30	15%	26	8%	24
Total Southeast	67	29%	52	(5%)	55
Consolidated total	152	17%	130	(7%)	140
Unconsolidated joint ventures (1)	3	―	3	(57%)	7
Total (including joint ventures) (1)	155	17%	133	(10%)	147

(1)
Numbers presented regarding unconsolidated joint ventures reflect total average selling communities of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

Net new orders (excluding joint ventures) for 2011 increased 14% to 2,795 new homes on a 17% increase in the number of average active selling communities from 130 in 2010 to 152 in 2011.  During 2011, we opened 69 new communities compared to 44 new communities in 2010, and closed out 36 communities compared to 33 communities closed out in the prior year.  Our monthly sales absorption rate was 1.5 per community for 2011, down from 1.6 per community for 2010.  During the 2011 fourth quarter our monthly sales absorption rate was 1.3 per community, up from 1.1 per community for the 2010 fourth quarter, but down from 1.6 per community for the 2011 third quarter.  Although our sales absorption rates remained relatively flat for 2011 as compared to 2010, they still remained low relative to historical rates and reflected weaker demand in substantially all of our markets, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment.  These conditions have been magnified by the tightening of available mortgage credit for homebuyers and negative home equity for many perspective homebuyers who are looking to sell their existing homes.  Our consolidated cancellation rate for 2011 was 16% compared to 18% for 2010, and was 19% for the 2011 fourth quarter compared to 23% for the 2010 fourth quarter.

Net new orders (excluding joint ventures) for 2010 decreased 26% to 2,461 new homes on a 7% decrease in the number of average active selling communities from 140 in 2009 to 130 in 2010.  Our monthly sales absorption rate was 1.6 per community for 2010, down from 2.0 per community for 2009.  The decrease in our sales absorption rate for 2010 was negatively impacted by the elimination of the Federal tax credit that expired in April 2010.  Our consolidated cancellation rate for 2010 was flat compared to 2009 at 18%.

	Year Ended December 31,
	2011		2010		2009
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	174	$91,051	119	$60,440	247	$117,536
Arizona	57	11,598	36	7,988	47	9,686
Texas	149	46,307	99	30,456	109	33,708
Colorado	33	12,904	30	9,313	54	15,587
Nevada	3	638	8	1,628	―	―
Total Southwest	242	71,447	173	49,385	210	58,981
Florida	162	42,360	67	14,225	78	15,033
Carolinas	103	27,725	55	13,373	64	16,337
Total Southeast	265	70,085	122	27,598	142	31,370
Consolidated total	681	232,583	414	137,423	599	207,887
Unconsolidated joint ventures (1)	3	1,240	5	2,109	9	4,601
Total (including joint ventures) (1)	684	$233,823	419	$139,532	608	$212,488

(1)
Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.  Our ownership interests in these joint ventures vary but are generally less than or equal to 50%.

The dollar value of our backlog (excluding joint ventures) as of December 31, 2011 increased 69% from 2010 to $232.6 million, or 681 homes.  The increase in backlog value from 2010 reflects the increase in order activity experienced during 2011 and a 3% increase in our consolidated average home price in backlog to $342 thousand.  The higher average price in our backlog as of December 31, 2011 compared to the prior year was due primarily to increases in California and Florida as a result of a project mix shift.

	At December 31,
	2011	% Change	2010	% Change	2009
Homesites owned and controlled:
California	9,230	(3%)	9,505	24%	7,685
Arizona	1,872	(4%)	1,940	6%	1,831
Texas	4,232	75%	2,419	41%	1,715
Colorado	690	86%	370	45%	255
Nevada	1,133	(5%)	1,196	(2%)	1,218
Total Southwest	7,927	34%	5,925	18%	5,019
Florida	6,323	12%	5,632	20%	4,678
Carolinas	2,964	19%	2,487	37%	1,809
Total Southeast	9,287	14%	8,119	25%	6,487
Total (including joint ventures)	26,444	12%	23,549	23%	19,191

Homesites owned	20,035	14%	17,650	12%	15,827
Homesites optioned or subject to contract	5,183	16%	4,451	89%	2,361
Joint venture homesites (1)	1,226	(15%)	1,448	44%	1,003
Total (including joint ventures) (1)	26,444	12%	23,549	23%	19,191

(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of December 31, 2011 increased 12% from 2010, reflecting our efforts to acquire more land during the housing downturn in preparation of an anticipated housing recovery.

	At December 31,
	2011	% Change	2010	% Change	2009
Homes under construction (including specs):
Consolidated	940	65%	568	(39%)	934
Joint ventures	1	(80%)	5	(80%)	25
Total	941	64%	573	(40%)	959

Spec homes under construction:
Consolidated	550	55%	354	(33%)	530
Joint ventures	1	(67%)	3	(85%)	20
Total	551	54%	357	(35%)	550

Completed and unsold homes:
Consolidated	383	(25%)	512	82%	282
Joint ventures	9	―	9	50%	6
Total	392	(25%)	521	81%	288

We continue to closely manage new home starts based on sales volume and the number of completed and unsold homes that we accumulate.  As of December 31, 2011, the number of completed unsold homes (exclusive of joint ventures) decreased 25% from the year earlier period.  Total homes under construction and speculative homes under construction (excluding joint ventures) as of December 31, 2011 increased 65% and 55%, respectively, compared December 31, 2010 as a result of a 17% increase in the number of average selling communities for 2011 compared to 2010.

Financial Services

For 2011, our financial services subsidiary generated pretax income of approximately $1.5 million compared to pretax income of $1.6 million in 2010.  The decrease in 2011 was driven by an 18% decrease in the dollar volume of loans closed and sold and an increase in loan loss reserve expense related to indemnification and repurchase reserves, from approximately $2.3 million for 2010 to $4.3 million for 2011.  These changes were partially offset by an increase in margins on loans closed and sold during 2011, a decrease in personnel expenses due to a reduction in headcount as a result of lower production levels and a decrease in loan loss reserve expense related to loans held for investment, from approximately $1.4 million for 2010 to $0.3 million for 2011.

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

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations (exclusive of our mortgage financing joint ventures):

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Total Originations:
Loans	1,759	2,007	2,461
Principal	$464,665	$532,743	$641,073
Capture rate	78%	80%	80%

Loans Sold to Third Parties:
Loans	1,600	2,038	2,522
Principal	$420,550	$542,702	$660,342

Mortgage Loan Origination Product Mix:
FHA loans	29%	39%	47%
Other government loans (VA & USDA)	19%	17%	16%
Total government loans	48%	56%	63%
Conforming loans	52%	44%	37%
Jumbo loans	―	―	―
	100%	100%	100%

Loan Type:
Fixed	95%	96%	98%
ARM	5%	4%	2%

Credit Quality:
Avg. FICO score	743	741	732

Other Data:
Avg. combined LTV ratio	86%	87%	88%
Full documentation loans	100%	100%	100%
Non-Full documentation loans	―	―	―

Income Taxes

During the years ended December 31, 2011, 2010 and 2009, we generated deferred tax assets of $6.4 million, $4.7 million and $42.7 million, respectively, related to pretax losses which were fully reserved against through a noncash valuation allowance.  As of December 31, 2011, we had a $510.6 million deferred tax asset (excluding the $5.3 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  Approximately $117 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges which may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  To the extent that we generate eligible taxable income in the future that allows us to utilize the deferred tax assets, we will, subject to applicable limitations, be able to reduce our effective tax rate. See Note 13 to our accompanying consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisitions • operating expenses • joint ventures • construction and development expenditures	• principal and interest payments on debt • cash collateralization • market expansion

Cash requirements over the last several years have been met by:

• internally generated funds
• bank revolving credit facility and term loans
• land option contracts and seller notes
• sales of our equity through public and private offerings
• public and private note offerings

• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities • tax refunds

For the year ended December 31, 2011, we used $322.6 million of cash in operating activities versus $81.0 million in the year earlier period.  The increase in cash used in operating activities for 2011 as compared to the prior year was driven primarily by a $48.7 million increase in cash land purchases, a $52.6 million increase in land development costs, a $108 million decrease attributable to the federal tax refund that was received in the 2010 first quarter and a $29.4 million decrease in homebuilding revenues.  The decrease in homebuilding revenues was primarily attributable to a 4% decline in new home deliveries and a $3.0 million decrease in land sale revenues.  As of December 31, 2011, our homebuilding cash balance was $438.2 million (including $31.4 million in restricted cash).

Revolving Credit Facility. On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  As of December 31, 2011, we had no amounts outstanding under the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2011	Covenant Requirements at December 31, 2011
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$623.8	≥ $451.3
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.60	≤ 2.75
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.26	≤ 1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$400.3	≥ $130.6
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	0.88	≥ 1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$82.2	≤ $298.3
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤ $190.5

(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
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
(7)
As of December 31, 2011 our borrowing base plus our overadvance amount exceeded our borrowing base debt by approximately $262.8 million.  However, our borrowing base availability is limited by our total commitment, which was $210 million as of December 31, 2011.  In addition, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that further limits our permitted borrowings to $190.5 million as of December 31, 2011, which represents $100 million plus 90% of the book value of our completed model home inventory.

Letter of Credit Facilities.  As of December 31, 2011, we were party to two committed letter of credit facilities totaling $21 million, of which $7.3 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $23.6 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to November 2013.  As of December 31, 2011 these facilities were secured by cash collateral deposits of $31.3 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Senior Subordinated Notes.  The principal amount outstanding of our senior and senior subordinated notes payable consisted of the following:

December 31, 2011
(Dollars in thousands)

9¼% Senior Subordinated Notes due April 2012	$9,990
6% Convertible Senior Subordinated Notes due October 2012	39,613
6¼% Senior Notes due April 2014	4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
$1,339,363

These notes (excluding our convertible senior subordinated notes) contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of December 31, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

The leverage and interest coverage conditions contained in our 10¾% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at December 31, 2011	Covenant Requirements at December 31, 2011

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	2.10	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	0.74	≥ 2.00

(1)
Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million.  As of December 31, 2011, our unrestricted subsidiaries had approximately $341.0 million of unrestricted cash.  As of December 31, 2011, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp.  If such a distribution were to occur, the Leverage Ratio would be positively impacted.

As of December 31, 2011, we had $39.6 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2012 outstanding (the “Convertible Notes”).  In accordance with ASC Topic 470, Debt, a portion of our Convertible Notes has been classified in stockholders’ equity ($3.3 million as of December 31, 2011) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes.

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

Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 31, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2011, we held interests in eight active joint ventures with no project specific financing outstanding.

Secured Project Debt and Other Notes Payable.  At December 31, 2011, we had approximately $3.5 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

Mortgage Credit Facility.  At December 31, 2011, we had approximately $46.8 million outstanding under our mortgage financing subsidiary’s mortgage credit facility, a $50 million repurchase facility maturing in July 2012.  This facility requires Standard Pacific Mortgage to maintain a cash collateral account, which totaled approximately $1.3 million as of December 31, 2011, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in this facility.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At December 31, 2011, we had approximately $197.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $93.9 million remaining in cost to complete.

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

Dividends.  We paid no dividends to our stockholders during the year ended December 31, 2011.

Stock Repurchases.  We did not repurchase capital stock during the year ended December 31, 2011.

Leverage.  Our homebuilding leverage ratio was 68.0% at December 31, 2011 and our adjusted net homebuilding debt to adjusted total book capitalization was 58.7%.  This adjusted ratio reflects the offset of homebuilding cash and excludes $46.8 million of indebtedness of our financial services subsidiary.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2011, including estimated cash payments due by period.  Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$1,342,894	$50,802	$7,303	$309,789	$975,000
Long-term debt interest payments	680,647	116,396	228,260	216,037	119,954
Operating leases (2)	9,148	3,835	3,757	1,556	―
Purchase obligations (3)	451,461	330,711	79,446	41,304	―
Total (4)	$2,484,150	$501,744	$318,766	$568,686	$1,094,954

(1)
Long-term debt represents senior and senior subordinated notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 6 in our accompanying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 12.f. in our accompanying consolidated financial statements.
(3)
Includes approximately $212.4 million (net of deposits) in non-refundable land purchase and option contracts and $234.5 million in commitments under development and construction contracts. For a more detailed description of our land purchase and option contracts, please see “Off-Balance Sheet Arrangements” below and Note 12.a. in our accompanying consolidated financial statements.

(4)
The table above excludes $14.9 million of unrecognized tax benefits as of December 31, 2011.  Due to the uncertainty as to whether any payments may be made or any benefit may be realized, we are unable to make reasonable estimates of the period of such amounts.  For a more detailed description of our unrecognized tax benefit, please see Note 13 to our accompanying consolidated financial statements.

At December 31, 2011, we had a $50 million mortgage repurchase facility and had $46.8 million outstanding under this facility.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2011, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $21.2 million and capitalized preacquisition and other development and construction costs of approximately $6.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $212.4 million.  Approximately $35.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

• accessing larger or highly desirable lot positions • establishing strategic alliances • leveraging our capital base	• expanding our market opportunities • managing the financial and market risk associated with land holdings

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2011, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  As of December 31, 2011, we had $3.9 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to each of the homebuilding operating divisions based on their respective percentage of revenues.

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation -Stock Compensation, which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options by using the Black-Scholes option-pricing model.  The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions and involves a number of variables.  These variables include, but are not limited to:  expected stock-price volatility over the term of the awards and expected stock option exercise behavior.  Additionally, judgment is required in estimating the number of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be significantly impacted.

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

Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting.  Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties.  All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots we purchase until we ultimately sell the homes to third parties.  Our share of joint venture losses from land sales to us are recorded in the period we acquire the property from the joint venture.  Our ownership interests in our unconsolidated joint ventures vary but are generally less than or equal to 50%.

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

In addition, we accrue for guarantees provided to unconsolidated joint ventures when it is determined that there is an obligation that is due from us.  These obligations consist of various items, including but not limited to, surety indemnities credit enhancements provided in connection with joint venture borrowings such as loan-to-value maintenance agreements, construction completion agreements, and environmental indemnities.  In many cases we share these obligations with our joint venture partners, and in some cases, we are solely responsible for such obligations.  For further discussion regarding these guarantees, please see “Management’s Discussion and Analysis of Financial Condition – Off-Balance Sheet Arrangements” and Note 12 of the accompanying consolidated financial statements.

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

Insurance and Litigation Accruals

    Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to subcontractors added to our general liability insurance policy.  We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ significantly from our currently estimated amounts.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences become deductible.  The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.  Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

We generated significant deferred tax assets during 2008 through 2011, largely due to inventory, joint venture and goodwill impairments and have been in a cumulative loss position as described in ASC 740 since December 31, 2008.  During the years ended December 31, 2011, 2010 and 2009, we recorded noncash valuation allowances of $6.4 million, $4.7 million and $42.7 million, respectively, against our net deferred tax assets.  In addition, in 2009 we recorded a $94.1 million reversal of our deferred tax asset valuation allowance due to the tax legislation that extended the carryback of net operating losses from two years to five years.  Our total valuation allowance was $510.6 million and $516.4 million at December 31, 2011 and 2010, respectively.  To the extent that we generate eligible taxable income in the future, allowing us to utilize the tax benefits of the related deferred tax assets, we will be able to reduce our effective tax rate, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any future operating losses generated by us in the near term would likely increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we are in a cumulative loss position as described in ASC 740.

Recent Accounting Pronouncements

See Note 2.v. in our accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our strategy;
•	our plans to continue to make substantial investments in land;
•	our belief that we are at or near the bottom of the homebuilding cycle;
•	the potential for additional impairments and further deposit write-offs;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the extent and magnitude of our exposure to Chinese drywall, as well as our plans and intentions relating thereto;
•	the impact of future market rate risks on our financial assets and borrowings;
•	our expectation to convert year end backlog in 2012;
•	trends relating to the amount of make-whole payments and loan repurchases that we may have to make;
•	the sufficiency of our warranty and other reserves;
•	our expected equity award forfeiture rates;
•	our belief that our current restructuring activities are substantially complete but that we may incur additional restructuring charges;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the sufficiency of our liquidity and our ability to access additional capital;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	changes to our unrecognized tax benefits and uncertain tax positions;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	our ability to utilize our deferred tax asset;
•	seasonal trends relating to our leverage levels;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto; and
•	the impact of recent accounting standards.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2011.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of December 31, 2011, Standard Pacific Mortgage had approximately $75.0 million in closed mortgage loans held for sale and $26.2 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

    The table below details the principal amount and the average interest rates for the mortgage loans held for sale, mortgage loans held for investment and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of mortgage loans held for investment is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition. The fair value of our variable rate debt, which consists of our mortgage credit facility, is based on quoted market prices for the same or similar instruments as of December 31, 2011.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and senior subordinated notes payable.  The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  The fair value of our senior notes payable and senior subordinated notes payable are based on their quoted market prices as of December 31, 2011.

	Expected Maturity Date
													Estimated
December 31,	2012	2013		2014		2015		2016		Thereafter		Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$76,649	$	―	$	―	$	―	$	―	$	―	$76,649	$76,649
Average interest rate	3.9%
Mortgage loans held for
investment, net	$173		$185		$199		$213		$228		$9,117	$10,115	$10,115
Average interest rate	6.9%		6.9%		6.9%		7.0%		7.0%		7.1%	7.1%

Liabilities:
Fixed rate debt	$50,802		$989		$6,314		$29,789		$280,000		$975,000	$1,342,894	$1,297,533
Average interest rate	6.6%		5.1%		6.0%		7.0%		10.8%		8.4%	8.8%

Variable rate debt	$46,808	$	―	$	―	$	―	$	―	$	―	$46,808	$46,808
Average interest rate	5.2%

Off-Balance Sheet Financial
Instruments:

Commitments to originate
mortgage loans:
Notional amount	$26,243	$	―	$	―	$	―	$	―	$	―	$26,243	$26,930
Average interest rate	3.9%

(1)	Substantially all of the amounts presented in this line item reflect the expected 2012 disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 28, 2012

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share amounts)

Homebuilding:
Home sale revenues	$882,094	$908,562	$1,060,502
Land sale revenues	899	3,856	105,895
Total revenues	882,993	912,418	1,166,397
Cost of home sales	(719,893)	(707,006)	(907,058)
Cost of land sales	(903)	(3,568)	(117,517)
Total cost of sales	(720,796)	(710,574)	(1,024,575)
Gross margin	162,197	201,844	141,822
Selling, general and administrative expenses	(154,375)	(150,542)	(191,488)
Income (loss) from unconsolidated joint ventures	207	1,166	(4,717)
Interest expense	(25,168)	(40,174)	(47,458)
Gain (loss) on early extinguishment of debt	―	(30,028)	(6,931)
Other income (expense)	(1,017)	3,733	(2,296)
Homebuilding pretax loss	(18,156)	(14,001)	(111,068)
Financial Services:
Revenues	10,907	12,456	13,145
Expenses	(9,401)	(10,878)	(11,817)
Income from unconsolidated joint ventures	―	―	119
Other income	177	142	139
Financial services pretax income	1,683	1,720	1,586

Loss from continuing operations before income taxes	(16,473)	(12,281)	(109,482)
Benefit for income taxes	56	557	96,265
Loss from continuing operations	(16,417)	(11,724)	(13,217)
Loss from discontinued operations, net of income taxes	―	―	(569)
Net loss	(16,417)	(11,724)	(13,786)
Less: Net loss allocated to preferred shareholder	7,101	6,849	8,371
Net loss available to common stockholders	$(9,316)	$(4,875)	$(5,415)

Basic loss per common share:
Continuing operations	$(0.05)	$(0.05)	$(0.06)
Discontinued operations	―	―	―
Basic loss per common share	$(0.05)	$(0.05)	$(0.06)

Diluted loss per common share:
Continuing operations	$(0.05)	$(0.05)	$(0.06)
Discontinued operations	―	―	―
Diluted loss per common share	$(0.05)	$(0.05)	$(0.06)

Weighted average common shares outstanding:
Basic	193,909,714	105,202,857	95,623,851
Diluted	193,909,714	105,202,857	95,623,851

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$406,785	$720,516
Restricted cash	31,372	28,238
Trade and other receivables	11,525	6,167
Inventories:
Owned	1,477,239	1,181,697
Not owned	59,840	18,999
Investments in unconsolidated joint ventures	81,807	73,861
Deferred income taxes, net of valuation allowance of $510,621 and $516,366 at
December 31, 2011 and 2010, respectively	5,326	9,269
Other assets	35,693	38,175
Total Homebuilding Assets	2,109,587	2,076,922
Financial Services:
Cash and equivalents	3,737	10,855
Restricted cash	1,295	2,870
Mortgage loans held for sale, net	74,195	30,279
Mortgage loans held for investment, net	10,115	9,904
Other assets	1,454	2,293
Total Financial Services Assets	90,796	56,201
Total Assets	$2,200,383	$2,133,123

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$17,829	$16,716
Accrued liabilities	185,890	143,127
Secured project debt and other notes payable	3,531	4,738
Senior notes payable	1,275,093	1,272,977
Senior subordinated notes payable	46,324	42,539
Total Homebuilding Liabilities	1,528,667	1,480,097
Financial Services:
Accounts payable and other liabilities	1,154	820
Mortgage credit facilities	46,808	30,344
Total Financial Services Liabilities	47,962	31,164
Total Liabilities	1,576,629	1,511,261

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares
issued and outstanding at December 31, 2011 and 2010	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 198,563,273 and
196,641,551 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,985	1,966
Additional paid-in capital	1,239,180	1,227,292
Accumulated deficit	(608,769)	(592,352)
Accumulated other comprehensive loss, net of tax	(8,647)	(15,049)
Total Equity	623,754	621,862
Total Liabilities and Equity	$2,200,383	$2,133,123

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2009, 2010 and 2011	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest		Total Equity
	(Dollars in thousands)

Balance, December 31, 2008	450,829	$5	100,624,350	$1,006	$996,492	$(566,842)	$(22,720)	$407,941		$7,895	$415,836
Net loss	―	―	―	―	―	(13,786)	―	(13,786)		―	(13,786)
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―	7,424	7,424		―	7,424
Comprehensive loss								(6,362)		―	(6,362)
Issuance of common stock in
connection with debt for
equity exchange	―	―	7,640,463	76	24,455	―	―	24,531		―	24,531
Stock issuances under employee
plans, including income tax
benefits	―	―	948,272	10	929	―	―	939		―	939
Common stock returned under
share lending facility	―	―	(3,919,905)	(39)	39	―	―	―		―	―
Amortization of stock-based
compensation	―	―	―	―	8,749	―	―	8,749		―	8,749
Change in noncontrolling interest
attributable to lot option
contracts	―	―	―	―	―	―	―	―		(4,389)	(4,389)
Balance, December 31, 2009	450,829	5	105,293,180	1,053	1,030,664	(580,628)	(15,296)	435,798		3,506	439,304
Net loss	―	―	―	―	―	(11,724)	―	(11,724)		―	(11,724)
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―	247	247		―	247
Comprehensive loss								(11,477)		―	(11,477)
Stock issuances under employee
plans, including income tax
benefits	―	―	1,948,371	19	5,061	―	―	5,080		―	5,080
Exercise of Warrant for common
stock, net of issuance costs	―	―	89,400,000	894	185,259	―	―	186,153		―	186,153
Amortization of stock-based
compensation	―	―	―	―	6,584	―	―	6,584		―	6,584
Derecognition of conversion
feature related to repurchase
of Convertible Note	―	―	―	―	(276)	―	―	(276)		―	(276)
Change in noncontrolling interest
attributable to lot option
contracts	―	―	―	―	―	―	―	―		(3,506)	(3,506)
Balance, December 31, 2010	450,829	5	196,641,551	1,966	1,227,292	(592,352)	(15,049)	621,862		―	621,862
Net loss	―	―	―	―	―	(16,417)	―	(16,417)		―	(16,417)
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―	6,402	6,402		―	6,402
Comprehensive loss								(10,015)		―	(10,015)
Stock issuances under employee
plans, including income tax
benefits	―	―	1,921,722	19	4,453	―	―	4,472		―	4,472
Issuance costs in connection with
exercise of Warrant for
common stock	―	―	―	―	(324)	―	―	(324)		―	(324)
Amortization of stock-based
compensation	―	―	―	―	7,759	―	―	7,759		―	7,759
Balance, December 31, 2011	450,829	$5	198,563,273	$1,985	$1,239,180	$(608,769)	$(8,647)	$623,754	$	―	$623,754

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(16,417)	$(11,724)	$(13,217)
Income (loss) from discontinued operations, net of income taxes	―	―	(569)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
(Income) loss from unconsolidated joint ventures	(207)	(1,166)	4,598
Cash distributions of income from unconsolidated joint ventures	20	―	3,465
Depreciation and amortization	3,255	3,002	3,516
(Gain) loss on disposal of property and equipment	179	(37)	2,611
(Gain) loss on early extinguishment of debt	―	30,028	6,931
Amortization of stock-based compensation	11,239	11,848	12,864
Excess tax benefits from share-based payment arrangements	―	(27)	(297)
Deferred income taxes, net of valuation allowance	―	―	(96,562)
Inventory impairment charges and deposit write-offs	15,334	1,918	62,940
Changes in cash and equivalents due to:
Trade and other receivables	(5,358)	6,541	8,440
Mortgage loans held for sale	(43,661)	12,165	24,718
Inventories - owned	(282,447)	(148,706)	326,062
Inventories - not owned	(19,727)	(27,861)	(2,805)
Other assets	6,212	111,496	118,265
Accounts payable	1,113	(6,592)	(18,554)
Accrued liabilities	7,852	(61,843)	(22,576)
Net cash provided by (used in) operating activities	(322,613)	(80,958)	419,830

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(14,689)	(39,513)	(28,600)
Distributions from unconsolidated homebuilding joint ventures	8,593	7,640	3,524
Other investing activities	(2,217)	(1,582)	(2,225)
Net cash provided by (used in) investing activities	(8,313)	(33,455)	(27,301)

Cash Flows From Financing Activities:
Change in restricted cash	(1,559)	(12,843)	(9,748)
Payments on revolving credit facility	―	―	(47,500)
Net proceeds from (principal payments on) secured project debt and other notes payable	(1,207)	(83,562)	(125,984)
Principal payments on senior and senior subordinated notes payable	―	(792,389)	(466,689)
Proceeds from the issuance of senior notes payable	―	977,804	257,592
Payment of debt issuance costs	(4,575)	(17,215)	(8,764)
Net proceeds from (payments on) mortgage credit facilities	16,464	(10,651)	(22,660)
Excess tax benefits from share-based payment arrangements	―	27	297
Payment of issuance costs in connection with exercise of Warrant for common stock	(324)	―	―
Net proceeds from the issuance of common stock	―	186,443	―
Proceeds from the exercise of stock options	1,278	2,611	641
Net cash provided by (used in) by financing activities	10,077	250,225	(422,815)

Net increase (decrease) in cash and equivalents	(320,849)	135,812	(30,286)
Cash and equivalents at beginning of year	731,371	595,559	625,845
Cash and equivalents at end of year	$410,522	$731,371	$595,559

Cash and equivalents at end of year	$410,522	$731,371	$595,559
Homebuilding restricted cash at end of year	31,372	28,238	15,070
Financial services restricted cash at end of year	1,295	2,870	3,195
Cash and equivalents and restricted cash at end of year	$443,189	$762,479	$613,824

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

We are a geographically diversified builder of single-family attached and detached homes.  We construct homes within a wide range of price and size targeting a broad range of homebuyers, with an emphasis on move-up buyers.  We have operations in major metropolitan markets in California, Florida, the Carolinas, Texas, Arizona, Colorado and Nevada.  We also provide mortgage financing services to our homebuyers through our mortgage financing subsidiary and title examination services to our Texas homebuyers through our title services subsidiary.  Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries.

The percentages of our homes delivered by state (excluding deliveries by unconsolidated joint ventures) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
State	2011	2010	2009
California	38%	42%	39%
Florida	18	17	23
Carolinas	16	15	12
Texas	16	14	12
Arizona	7	7	9
Colorado	4	4	4
Nevada	1	1	1
Total	100%	100%	100%

We generate a significant amount of our revenues and profits (losses) in California.

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

e. Limited Partnerships and Limited Liability Companies

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

f. Revenue Recognition

In accordance with ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales (“ASC 360-20”), homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer, collection of the purchase price is reasonably assured and we have no other continuing involvement.  In instances where the homebuyer’s financing is originated by our mortgage financing subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by ASC 360-20, the profit on such home sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed and the contractual terms of the applicable early payment default provisions have lapsed.  Total profits that were deferred on such home sales for the years ended December 31, 2011, 2010 and 2009 were approximately $165,000, $100,000 and $25,000 respectively.

In accordance with ASC Topic 825, Financial Instruments (“ASC 825”), loan origination fees and expenses are recognized upon origination of loans by our mortgage financing operation.  Generally our policy is to sell all mortgage loans originated.  These sales generally occur within a short period of time (typically 30-45 days of origination).  Mortgage loan interest is accrued only so long as it is deemed collectible.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience rates.  Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  During the years ended December 31, 2011 and 2010, we recorded $2.9 million and $2.0 million, respectively, in reductions to our warranty accrual due to a decrease in our warranty expenditure trends.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Warranty accrual, beginning of the year	$20,866	$22,606	$19,998
Warranty costs accrued during the year	2,794	4,183	5,931
Warranty costs paid during the year	(3,188)	(3,896)	(4,232)
Adjustments to warranty accrual during the year	(2,900)	(2,027)	909
Warranty accrual, end of the year	$17,572	$20,866	$22,606

i. Restructuring Costs

Our operations have been impacted by weak housing demand in substantially all of our markets.  As a result, during 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce.  During the year ended December 31, 2011, we recorded $2.1 million of restructuring charges, primarily related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume, compared to no such charges in 2010.  We believe that our restructuring activities are substantially complete as of December 31, 2011.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Below is a summary of restructuring charges (including financial services) incurred during the years ended December 31, 2011, 2010 and 2009 and the cumulative amount incurred from January 1, 2008 through December 31, 2011:

	Year Ended December 31,
	2011	2010		2009	Total
	(Dollars in thousands)

Employee severance costs	$1,806	$	―	$14,844	$30,716
Lease termination and other exit costs	261		―	5,480	13,678
Property and equipment disposals	―		―	2,048	4,338
	$2,067	$	―	$22,372	$48,732

During the year ended December 31, 2011, $1.8 million of employee severance costs were included in homebuilding selling, general and administrative expenses.  During the year ended December 31, 2009, $13.7 million of employee severance costs were included in homebuilding selling, general and administrative expenses, $0.9 million were included in homebuilding cost of sales and $0.2 million were included in financial services expenses.  Lease termination and other exit costs were included in homebuilding selling, general and administrative expenses and property and equipment disposals were included in homebuilding other income (expense) in the accompanying consolidated statements of operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our restructuring accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our restructuring accrual from continuing operations are detailed in the table set forth below:

	Year Ended December 31, 2011
	Employee Severance Costs	Lease Termination and Other Costs	Total
	(Dollars in thousands)

Restructuring accrual, beginning of the year	$22	$2,251	$2,273
Restructuring costs accrued and other adjustments during the year	1,806	261	2,067
Restructuring costs paid during the year	(1,097)	(1,190)	(2,287)
Restructuring accrual, end of the year	$731	$1,322	$2,053

	Year Ended December 31, 2010
	Employee Severance Costs	Lease Termination and Other Costs	Total
	(Dollars in thousands)

Restructuring accrual, beginning of the year	$1,417	$5,810	$7,227
Restructuring costs accrued and other adjustments during the year	―	―	―
Restructuring costs paid during the year	(1,395)	(3,559)	(4,954)
Restructuring accrual, end of the year	$22	$2,251	$2,273

j. Earnings (Loss) Per Common Share

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

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method.  For the years ended December 31, 2011, 2010 and 2009, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these periods.

k. Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation -Stock Compensation (“ASC 718”).  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

l. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2011, restricted cash included $32.7 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facility ($31.4 million of homebuilding cash and $1.3 million of financial services cash).

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m. Mortgage Loans Held for Sale

In accordance with ASC 825, mortgage loans held for sale are recorded at fair value and loan origination and related costs are recognized upon loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase loans or indemnify investors for losses from borrower defaults if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  We establish liabilities for such anticipated losses based upon, among other things, an analysis of indemnification and repurchase requests received, an estimate of potential indemnification or repurchase claims not yet received, our historical amount of indemnification payments and repurchases, and losses incurred through the disposition of affected loans.  During the years ended December 31, 2011, 2010 and 2009, we recorded loan loss reserves related to loans sold of $4.3 million, $2.3 million and $2.8 million, respectively.  As of December 31, 2011 and 2010, we had repurchase and indemnity reserves related to loans sold of $2.9 million and $1.7 million, respectively.

n. Mortgage Lonas Held for Investment

Mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  During the years ended December 31, 2011, 2010 and 2009, we recorded loan loss reserves related to loans held for investment of $0.3 million, $1.4 million and $1.8 million, respectively.  As of December 31, 2011 and 2010, we had allowances for loan losses for loans held for investment of $4.4 million and $4.8 million, respectively.

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

p. Capitalization of Interest

    We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the years

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2011, 2010 and 2009, we expensed $25.2 million, $40.2 million and $47.5 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Total interest incurred	$140,905	$110,358	$107,976
Less: Interest capitalized to inventories owned	(109,002)	(66,665)	(57,338)
Less: Interest capitalized to investments in unconsolidated joint ventures	(6,735)	(3,519)	(3,180)
Interest expense	$25,168	$40,174	$47,458

Interest previously capitalized to inventories owned, included in home cost of sales	$69,421	$59,750	$67,522
Interest previously capitalized to inventories owned, included in land cost of sales	$215	$815	$19,313
Interest previously capitalized to investments in unconsolidated joint
ventures, included in income (loss) from unconsolidated joint ventures	$876	$609	$5,680
Interest capitalized in ending inventories owned (1)	$188,526	$147,935	$141,463
Interest capitalized as a percentage of inventories owned	12.8%	12.5%	14.3%
Interest capitalized in ending investments in unconsolidated joint ventures (1)	$9,111	$4,477	$1,939
Interest capitalized as a percentage of investments in unconsolidated joint ventures	11.1%	6.1%	4.8%

(1)
During the years ended December 31, 2011, 2010 and 2009, in connection with lot purchases from our unconsolidated joint ventures and joint venture purchases and unwinds, $1.2 million, $0.4 million and $1.5 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

s. Insurance and Litigation Accruals

    Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to subcontractors added to our general liability insurance policy.  We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of December, 2011 and 2010 were $55.8 million and $56.2 million, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 2009 third quarter, in connection with the full repayment and termination of our Term Loan A, we made a $3.7 million payment to terminate our Term Loan A swap agreement and recorded a $2.2 million loss on early extinguishment of debt, which had been previously included in other comprehensive income (loss).

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements.  As a result, we have no payment obligation remaining related to interest rate swap agreements.  The $24.5 million cost associated with the early unwind of the interest rate swap agreements is being amortized over a period of approximately 2.3 years (or May 2013), the original maturity date of the terminated instruments.  As of December 31, 2011, the remaining unamortized balance of $8.6 million is included in accumulated other comprehensive loss, net of tax, and $5.3 million is included in deferred income taxes in the accompanying consolidated balance sheets.  For the years ended December 31, 2011 and 2010, we recorded after-tax other comprehensive income of $6.4 million and $0.2 million, respectively, related to the swap agreements.

u. Accounting for Guarantees

We account for guarantees in accordance with the provisions of ASC Topic 470, Debt (“ASC 470”).  Under ASC 470, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 470 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures.  As of December 31, 2011, these guarantees included, but were not limited to, construction completion guarantees, environmental indemnities and surety bond indemnities (please see Note 12 for further discussion).

v. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, Fair Value Measurements and Disclosures — Overall.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for us in the first quarter of 2010, except for Level 3 activity disclosures (please see Note 11 for further discussion), which were effective beginning January 1, 2011.  Our adoption of these disclosure provisions of ASU 2010-06 did not have an impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  Our adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  Our adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to the homebuilding operating divisions based on their respective percentage of revenues.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Year Ended December 31,
	2011	2010		2009
	(Dollars in thousands)
Homebuilding revenues:
California	$506,002		$546,946	$665,414
Southwest (1)	190,622		187,609	238,249
Southeast	186,369		177,863	262,734
Total homebuilding revenues	$882,993		$912,418	$1,166,397

Homebuilding pretax income (loss):
California	$11,357		$39,594	$(16,817)
Southwest (1)	(10,231)		(5,103)	(28,950)
Southeast	(10,236)		(8,902)	(30,880)
Corporate	(9,046)		(39,590)	(34,421)
Total homebuilding pretax loss	$(18,156)		$(14,001)	$(111,068)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$354		$1,835	$6,727
Southwest	(22)		(123)	(11,487)
Southeast	(125)		(546)	43
Total homebuilding income (loss) from unconsolidated joint ventures	$207		$1,166	$(4,717)

Restructuring charges:
California	$883	$	―	$2,167
Southwest	347		―	2,172
Southeast	469		―	5,052
Corporate	368		―	12,750
Total restructuring charges	$2,067	$	―	$22,141

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations in 2009.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Homebuilding pretax income (loss) includes the following pretax inventory and joint venture impairment charges and land deposit write-offs recorded in the following segments:

	Year Ended December 31, 2011
	California		Southwest	Southeast	Total
	(Dollars in thousands)

Deposit write-offs		$876	$657	$612	$2,145
Inventory impairments		9,490	2,878	821	13,189
Total impairments and deposit write-offs		$10,366	$3,535	$1,433	$15,334

	Year Ended December 31, 2010
	California		Southwest	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$	―	$ ―	$100	$100
Inventory impairments		―	331	1,487	1,818
Joint venture impairments		―	―	471	471
Total impairments and deposit write-offs	$	―	$331	$2,058	$2,389

	Year Ended December 31, 2009
	California		Southwest	Southeast	Total
	(Dollars in thousands)

Deposit write-offs	$	―	$1,298	$1,192	$2,490
Inventory impairments		43,313	6,987	10,150	60,450
Joint venture impairments		―	8,141	―	8,141
Total impairments and deposit write-offs		$43,313	$16,426	$11,342	$71,081

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Homebuilding assets:
California	$985,560	$819,376
Southwest	355,060	233,120
Southeast	294,996	237,635
Corporate	473,971	786,791
Total homebuilding assets	$2,109,587	$2,076,922

Homebuilding investments in unconsolidated joint ventures:
California	$76,999	$69,968
Southwest	2,770	2,743
Southeast	2,038	1,150
Total homebuilding investments in unconsolidated joint ventures	$81,807	$73,861

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

a. Inventories Owned

Inventories from continuing operations consisted of the following at:

	December 31, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$614,668	$221,481	$200,680	$1,036,829
Homes completed and under construction	205,515	67,200	67,134	339,849
Model homes	70,117	14,005	16,439	100,561
Total inventories owned	$890,300	$302,686	$284,253	$1,477,239

	December 31, 2010
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$492,501	$158,324	$150,856	$801,681
Homes completed and under construction	164,237	51,382	66,161	281,780
Model homes	70,579	13,085	14,572	98,236
Total inventories owned	$727,317	$222,791	$231,589	$1,181,697

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the majority of our projects during the years ended December 31, 2011, 2010 and 2009, were generally in the 6% to 12% range and discount rates were generally in the 20% to 30% range.  The following table summarizes inventory impairments recorded during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$13,189	$1,818	$46,063
Land held for sale or sold	―	―	14,387
Total inventory impairments	$13,189	$1,818	$60,450

Remaining carrying value of inventory impaired at year end	$15,755	$4,558	$73,844
Number of projects impaired during the year	7	3	27
Total number of projects included in inventories-owned and reviewed for impairment during the year (1)	262	240	262

(1)
Represents the peak number of real estate projects that we had outstanding during each respective year.  The number of projects outstanding at the end of each year is less than the number of projects listed herein.

The inventory impairments related to land under development and homes completed and under construction were included in cost of home sales and the impairments related to land held for sale or sold were included in cost of land sales in the accompanying consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment).  The impairment charges recorded during the periods noted above resulted primarily from lower home prices, which were driven by price reductions required to address weak demand and economic conditions, including record foreclosures, high unemployment, low consumer confidence and tighter mortgage credit standards.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2011	2010
	(Dollars in thousands)

Land purchase and lot option deposits	$24,379	$18,499
Other lot option contracts, net of deposits	35,461	500
Total inventories not owned	$59,840	$18,999

    Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of December 31, 2011 and December 31, 2010, we were not required to consolidate any VIEs.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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

    We incurred pretax charges of $2.1 million, $0.1 million and $2.5 million related to deposit write-offs for the years ended December 31, 2011, 2010 and 2009, respectively.  These charges were included in other income (expense) in the accompanying consolidated statements of operations.  We continue to evaluate the terms of open land option and purchase contracts in light of slower housing market conditions and may write-off option deposits in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

5. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Year December 31,
	2011	2010	2009
	(Dollars in thousands)

Revenues	$69,941	$66,667	$69,900
Cost of sales and expenses	(55,447)	(56,125)	(344,270)
Income (loss) of unconsolidated joint ventures	$14,494	$10,542	$(274,370)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying consolidated statements of operations	$207	$1,166	$(4,717)

Income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  During the years ended December 31, 2011 and 2010, we deferred approximately $2.7 million and $2.3

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, respectively, of income related to lots purchased by us from land development joint ventures.  The difference between the loss of our unconsolidated joint ventures and the loss from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations for the year ended December 31, 2009 related primarily to the investment in our North Las Vegas joint venture.  During 2009, the loss of our unconsolidated joint ventures reflected in the summary combined statements of operations included an impairment charge of approximately $300 million recorded by our North Las Vegas joint venture.  However, loss from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations for 2009 only included an $8.1 million pretax charge related to our remaining investment in this joint venture.  We did not record the full amount of our proportionate share of losses for the North Las Vegas joint venture as this joint venture had non-recourse debt and we had no further obligation to fund such joint venture or record losses in excess of our total amount invested.  During the 2010 fourth quarter, we sold our interest in the North Las Vegas joint venture.

During the years ended December 31, 2011, 2010 and 2009, the total number of projects included in investments in unconsolidated joint ventures and reviewed for impairment were 6, 7 and 13, respectively, with certain unconsolidated joint ventures having multiple real estate projects.  Based on the impairment review, we recorded impairment charges of $0.5 million and $8.1 million in 2010 and 2009, respectively.  No joint venture projects were determined to be impaired for the year ended December 31, 2011.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Cash	$24,155	$19,202
Inventories	230,571	240,492
Other assets	11,190	7,964
Total assets	$265,916	$267,658

Liabilities and Equity:
Accounts payable and accrued liabilities	$21,190	$37,124
Recourse debt	―	3,865
Standard Pacific equity	77,259	74,793
Other Members' equity	167,467	151,876
Total liabilities and equity	$265,916	$267,658

Investment in unconsolidated joint ventures reflected in
the accompanying consolidated balance sheets	$81,807	$73,861

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture.  Our investments in unconsolidated joint ventures also included approximately $9.1 million and $4.5 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 30, 2011 and 2010, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of December 31, 2011, with the exception of one homebuilding joint venture, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures because they were not deemed to be VIEs.  As of December 31, 2011, we held an interest in one homebuilding joint venture in Northern California that was deemed to be a VIE.  Our investment in this joint venture was approximately $6.6 million, which represents our maximum exposure to loss if we elect to forfeit our membership interest in this entity.  As of December 31, 2011, this joint venture owns approximately $8.9

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million of assets, primarily representing real estate inventories, and has no recourse debt outstanding.  We have determined that based on the voting rights with respect to major decisions, as defined in the underlying joint venture operating agreement, both members of this joint venture share equally in the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, we are not required to consolidate this joint venture as neither member is deemed to be the primary beneficiary.

6. Homebuilding Indebtedness

a. Letter of Credit Facilities

As of December 31, 2011, we were party to two committed letter of credit facilities totaling $21 million, of which $7.3 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $23.6 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to November 2013.  As of December 31, 2011 these facilities were secured by cash collateral deposits of $31.3 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

b. Senior Notes Payable

Senior notes payable consist of the following at:

	December 31,
	2011	2010
	(Dollars in thousands)
6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	262,968	260,439
8⅜% Senior Notes due May 2018, net of premium	580,523	581,162
8⅜% Senior Notes due January 2021, net of discount	396,842	396,616
	$1,275,093	$1,272,977

    In September 2009, a Standard Pacific Corp. subsidiary issued $280 million of 10¾% Senior Notes due September 15, 2016 (the “2016 Notes”).  We assumed our subsidiary’s obligations under the 2016 Notes in October 2009.  These notes were issued at a discount to yield approximately 12.50% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets.  Interest on the 2016 Notes is due and payable on March 15 and September 15 of each year until maturity.

    In May 2010, we issued $300 million of 8⅜% Senior Notes due May 15, 2018 (the “2018 Notes”).  In December 2010, we issued an additional $275 million of 2018 Notes (issued at a premium to yield approximately 7.964% under the effective interest method) and $400 million of 8⅜% Senior Notes due January 15, 2021 (issued at a discount to yield approximately 8.50% under the effective interest method), and have been reflected net of their unamortized premium and discount, respectively, in the accompanying consolidated balance sheets.  Interest on the 2018 Notes is due and payable on May 15 and November 15 of each year until maturity and interest on the 2021 Notes is due and payable on January 15 and July 15 of each year until maturity.

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. These senior notes described above and our 9¼% Senior Subordinated Notes due 2012 noted below, contain various restrictive covenants, including, with respect to the 10¾% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a leverage condition or an interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of December 31, 2011, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.  In addition, if we were unable to satisfy either the leverage condition or

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest coverage condition, restricted payments could be made from our unrestricted subsidiaries.  As of December 31, 2011, we had approximately $341.0 million of cash available in our unrestricted subsidiaries.

    Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 19 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

c. Senior Subordinated Notes Payable

Senior subordinated notes payable consisted of the following at:

	December 31,
	2011	2010
	(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net of discount	$36,339	$32,564
9¼% Senior Subordinated Notes due April 2012, net of discount	9,985	9,975
	$46,324	$42,539

On September 28, 2007, we issued $100 million of 6% Convertible Senior Subordinated notes (the “Convertible Notes”) due October 1, 2012.  In connection with this offering, we also entered into a convertible note hedge transaction designed to reduce equity dilution associated with the potential conversion of the Convertible Notes to our common stock.  The conversion rate applicable to our Convertible Notes is 119.5312 shares of our common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of $8.37), and is subject to adjustments as provided in the indenture governing the Convertible Notes.  Certain provisions of ASC 470 require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  We adopted these new provisions of ASC 470 as of January 1, 2009 related to our Convertible Notes resulting in the remaining balance of the Convertible Notes to be accreted to its redemption value, approximately $39.6 million, over the remaining term of these notes.  The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $3.3 million and $7.0 million at December 31, 2011 and 2010, respectively.

To facilitate transactions by which investors in the Convertible Notes may hedge their investments in such Convertible Notes, we entered into a share lending facility, dated September 24, 2007, with an affiliate of one of the underwriters in the Convertible Notes offering, under which we agreed to loan to the share borrower up to approximately 7.8 million shares of our common stock for a period beginning on the date we entered into the share lending facility and ending on October 1, 2012, or, if earlier, the date as of which we have notified the share borrower of our intention to terminate the facility after the entire principal amount of the Convertible Notes ceases to be outstanding as a result of conversion, repurchase or redemption, or earlier in certain circumstances.  During the 2009 third quarter, 3.9 million of the shares issued under the share lending facility were returned to us, and as of December 31, 2011, 3.9 million of these shares remained outstanding.

d. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.  At December 31, 2011, we had approximately $3.5 million outstanding in secured project debt and other notes payable.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. Borrowings and Maturities

The principal amount of maturities of senior and senior subordinated notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2012	$50,802
2013	989
2014	6,314
2015	29,789
2016	280,000
Thereafter	975,000
Total principal amount	1,342,894
Less: Net (discount) premium	(17,946)
Total homebuilding debt	$1,324,948

    The weighted average interest rate of our borrowings outstanding under our revolving credit facility, bank term loans, senior and senior subordinated notes payable, secured project debt and other notes payable (excluding indebtedness included in liabilities from inventories not owned) as of December 31, 2011, 2010 and 2009, was 8.9%, 8.9%, and 8.1%, respectively.

f. Revolving Credit Facility

On February 28, 2011, we entered into a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  The Revolving Facility contains financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of the date hereof, we satisfied the conditions that would allow us to borrow up to $190.5 million under the facility and had no amounts outstanding.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Net loss	$(16,417)	$(11,724)	$(13,786)
Unrealized income (loss) on interest rate swaps, net of related income tax effects	6,402	247	7,424
Comprehensive loss	$(10,015)	$(11,477)	$(6,362)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Loss Per Share

The following table sets forth the components used in the computation of basic and diluted loss per share.  For the years ended December 31, 2011, 2010 and 2009, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.  Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260 because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.

	Year Ended December 31,
	2011		2010		2009
	(Dollars in thousands, except per share amounts)
Numerator:
Net loss from continuing operations		$(16,417)		$(11,724)	$(13,217)
Less: Net loss from continuing operations allocated to preferred shareholder		7,101		6,849	8,025
Net loss from continuing operations available to common stockholders		$(9,316)		$(4,875)	$(5,192)

Net loss from discontinued operations	$	―	$	―	$(569)
Less: Net loss from discontinued operations allocated to preferred shareholder		―		―	346
Net loss from discontinued operations available to common stockholders	$	―	$	―	$(223)

Denominator:
Weighted average basic and diluted common shares outstanding		193,909,714		105,202,857	95,623,851

Basic and diluted loss per common share from continuing operations		$(0.05)		$(0.05)	$(0.06)
Basic and diluted loss per common share from discontinued operations		―		―	―
Basic and diluted loss per common share		$(0.05)		$(0.05)	$(0.06)

9. Stockholders’ Equity

At December 31, 2011, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of December 31, 2011, the outstanding shares of Series B Preferred Stock and 89.4 million shares of common stock owned by MatlinPatterson represented approximately 69% of the total number of shares of our common stock outstanding on an if-converted basis.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Mortgage Credit Facility

At December 31, 2011, we had $46.8 million outstanding under our mortgage financing subsidiary’s mortgage credit facility, a $50 million repurchase facility maturing in July 2012.  This facility requires Standard Pacific Mortgage to maintain a cash collateral account, which totaled approximately $1.3 million as of December 31, 2011, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2011, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in this facility.

11. Disclosures about Fair Value

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

Secured Project Debt and Other Notes Payable—These notes are for seller non-recourse financing and community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible. The carrying value of these notes and bond financings approximates fair value.

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

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Homebuilding:
Cash and equivalents (including restricted cash)	$438,157	$438,157	$748,754	$748,754
Financial services:
Cash and equivalents (including restricted cash)	$5,032	$5,032	$13,725	$13,725
Mortgage loans held for investment, net	$10,115	$10,115	$9,904	$9,904
Financial liabilities:
Homebuilding:
Secured project debt and other notes payable	$3,531	$3,531	$4,738	$4,738
Senior notes payable, net	$1,275,093	$1,243,209	$1,272,977	$1,283,611
Senior subordinated notes payable, net	$46,324	$50,793	$42,539	$51,369
Financial services:
Mortgage credit facilities	$46,808	$46,808	$30,344	$30,344
Off-balance sheet financial instruments:
Mortgage loan commitments	$26,243	$26,930	$25,126	$25,543

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•    Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following assets have been measured at fair value in accordance with ASC 820 for the year ended December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Inventories owned	$15,755	$ ―	$ ―	$15,755
Mortgage loans held for sale	$76,649	$ ―	$76,649	$ ―

Inventories Owned—Represents the aggregate fair values for projects that were impaired during the year ended December 31, 2011.  In accordance with ASC 360, during the year ended December 31, 2011, inventories owned with a carrying amount of $30.4 million were determined to be impaired and were written down to their estimated fair value of $17.2 million, resulting in an impairment charge of $13.2 million.  The carrying value for these projects may have subsequently increased or decreased due to activities that have occurred since the measurement date.  These impairment charges were included in cost of sales in the accompanying consolidated statements of operations.  The fair values for projects that were impaired were determined using Level 3 inputs, which were included in an estimated land residual value analysis and a discounted cash flow analysis.  The projected land residual and cash flow for each community are significantly impacted by estimates related to local economic and market trends, sales pace, net sales prices, development and construction timelines, construction and development costs, sales and marketing expenses, and other project specific costs.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for the projects impaired during the year ended December 31, 2011, were generally in the 8% to 12% range and discount rates were approximately 20% to 30%.

Mortgage Loans Held for Sale—These consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

12. Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2011, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2011, we had non-refundable cash deposits and letters of credit outstanding of approximately $21.2 million and capitalized preacquisition and other development and construction costs of approximately $6.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $212.4 million.  Approximately $35.5 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of December 31, 2011, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.

In addition, as of December 31, 2011, our joint ventures had $3.9 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2011, we had approximately $197.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $93.9 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $24.0 million at December 31, 2011 and carried a weighted average interest rate of approximately 3.9%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of December 31, 2011, Standard Pacific Mortgage had approximately $75.0 million in closed mortgage loans held for sale and $26.2 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2011, we had incurred an aggregate of $8.5 million in losses related to loan repurchases and make-whole payments we had been required to make on the $6.6 billion total dollar value of the loans we originated in the 2004 – 2011 period.  During the years ended December 31, 2011, 2010 and 2009, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $4.3 million, $2.3 million and $2.8 million, respectively.  As of December 31, 2011, Standard Pacific Mortgage had repurchase reserves related to loans sold of approximately $2.9 million.  In addition, during the years ended December 31, 2011, 2010 and 2009, Standard Pacific Mortgage made make-whole payments totaling approximately $3.1 million related to 27 loans, $1.9 million related to 17 loans and $2.3 million related to 16 loans, respectively.
    Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  As of December 31, 2011, Standard Pacific Mortgage had $14.5 million of loans held for investment that had a loan loss reserve of approximately $4.4 million.  During the years ended December 31, 2011, 2010 and 2009, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.3 million, $1.4 million and $1.8 million, respectively.

e. Insurance and Litigation Accruals

We are involved in various litigation and legal claims arising in the ordinary course of business and have established insurance and litigation accruals for estimated future claim costs (please see Note 2.s. for further discussion).

f. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2011 are as follows:

Year Ended December 31,
(Dollars in thousands)

2012	$3,835
2013	2,205
2014	1,552
2015	1,090
2016	466
Thereafter	―
Subtotal	9,148
Less: Estimated sublease income	(797)
Net rental obligations	$8,351

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2011, 2010 and 2009 was approximately $3.9 million, $4.3 million and $6.0 million, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$(130)	$(899)	$93,861
State	186	1,456	2,702
	56	557	96,563
Deferred (provision) benefit for income taxes:
Federal	―	―	―
State	―	―	―
	―	―	―
(Provision) benefit for income taxes	$56	$557	$96,563

(Provision) benefit for income taxes - continuing operations	$56	$557	$96,265
(Provision) benefit for income taxes - discontinued operations	―	―	298
(Provision) benefit for income taxes	$56	$557	$96,563

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

	December 31,
	2011	2010
	(Dollars in thousands)
Inventory impairment charges	$184,393	$216,028
Financial accruals	52,493	49,605
Federal net operating loss carryforwards	210,013	189,179
State net operating loss carryforwards	51,003	48,317
Goodwill impairment charges	17,482	22,327
Other, net	563	179
Total deferred tax asset	515,947	525,635
Less: Valuation allowance	(510,621)	(516,366)
Net deferred tax asset	$5,326	$9,269

At December 31, 2011, we had gross federal and state net operating loss carryforwards of approximately $604 million and $825 million, respectively, which if unused, will begin to expire in 2028 and 2017, respectively.

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Loss before taxes	$(16,473)	$(12,281)	$(110,349)
(Provision) benefit for income taxes at federal statutory rate	$5,765	$4,298	$38,622
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	615	372	4,195
Net deferred tax asset valuation (allowance) benefit	(6,415)	(4,687)	51,429
Other, net	91	574	2,317
Benefit for income taxes	$56	$557	$96,563
Effective tax rate	0.3%	4.5%	87.5%

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In accordance with ASC 740, we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable.  Our assessment considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and tax planning alternatives.

As of December 31, 2011, we had a deferred tax asset of $510.6 million (excluding the $5.3 million deferred tax asset related to our terminated interest rate swap).  During the years ended December 31, 2011, 2010 and 2009, we generated a deferred tax asset of $6.4 million, $4.7 million and $42.7 million, respectively, related to pretax losses, and determined under ASC 740 that we were required to establish a full valuation allowance against this asset.  As of December 31, 2011, due primarily to our current and cumulative losses, the uncertainty as to the duration of the housing market's downturn and its impact on our ability to predict future taxable income, we have determined that an aggregate valuation allowance of $510.6 million against our deferred tax asset is required. If we generate taxable income in the future, subject to the potential limitations discussed below, we expect to be able to reduce our effective tax rate through a reduction in this valuation allowance.

We underwent a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”) on June 27, 2008. As a result, a portion of our deferred tax asset became subject to the various limitations on its use that are imposed by Section 382.  At December 31, 2011, $258 million of this asset was subject to limitations, of which $117 million was subject to the unrealized built-in loss limitations and $141 million was subject to federal and state net operating loss carryforward limitations.

The limitations ultimately placed on the $117 million subject to the unrealized built-in loss limitations depends on, among other things, when, and at what price, we dispose of assets with built-in losses.  Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  During the years ended December 31, 2011, 2010 and 2009, we recorded such reductions in the amounts of $12.2 million, $22.9 million and $68.1 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.

As of December 31, 2011, $141 million (or approximately $343 million and $367 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the $15.6 million gross annual deduction limitation for both federal and state purposes.  The remaining $120 million (or approximately $261 million and $458 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

    As of December 31, 2011, our liability for gross unrecognized tax benefits was $13.5 million, all of which, if recognized, would affect our effective tax rate.  Our liabilities for unrecognized tax benefits are included in accrued liabilities on the accompanying consolidated balance sheets.  We classify estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes.   A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding $1.5 million and $0.9 million of accrued interest as of December 31, 2011 and 2010, respectively, is as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)

Balance, beginning of the year	$13,670	$11,432
Changes based on tax positions related to the current year	―	4,358
Changes for tax position in prior years	―	―
Reductions due to lapse of statute of limitations	(186)	(2,120)
Settlements	―	―
Balance, end of the year	$13,484	$13,670

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not anticipate significant changes in the accrued liability related to uncertain tax positions during the next 12-month period.  In addition, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2007 through 2011.

 14. Stock Incentive and Employee Benefit Plans

a. Stock Incentive Plans

The Company has share-based awards outstanding under four different plans, pursuant to which we have granted various equity based awards to key officers, employees, and directors. The exercise price of our stock options may not be less than the market value of our common stock on the date of grant. Stock options vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. The fair value for options is established at the date of grant using the Black-Scholes model for options that vest based on time and the Lattice model for options that vest based on market performance. Stock grants are valued at the closing price on the date of grant.

The following is a summary of stock option transactions relating to the four plans on a combined basis for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding, beginning of year	18,630,205	$4.46	20,391,956	$4.75	14,397,701	$8.07
Granted	1,350,000	3.82	400,000	3.81	12,814,000	2.09
Exercised	(1,050,025)	1.19	(1,181,743)	2.21	(592,125)	1.08
Canceled	(1,052,395)	9.15	(980,008)	12.90	(6,227,620)	7.30

Options outstanding, end of year	17,877,785	$4.33	18,630,205	$4.46	20,391,956	$4.75

Options exercisable at end of year	13,137,785	$4.84	10,401,955	$5.96	7,835,831	$8.40

Options available for future grant	31,570,998		4,279,893		5,624,664

At December 31, 2011, 17,221,204 stock options were vested or expected to vest in the future with a weighted average exercise price of $4.40 and a weighted average expected life of 4.13 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

Options Outstanding					Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Exercise Prices
Low	High

$0.67	$5.15	16,851,732	$2.94	4.27	12,111,732	$2.95
$11.00	$11.67	151,176	$11.22	0.60	151,176	$11.22
$14.82	$27.59	323,377	$23.67	2.06	323,377	$23.67
$29.84	$43.53	551,500	$33.64	1.71	551,500	$33.64

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option granted during each of the three years ended December 31, 2011, 2010 and 2009 was estimated using the following weighted average assumptions:

	2011	2010	2009

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	97.40%	93.70%	86.32%
Risk-free interest rate	0.75%	1.33%	2.21%
Expected life	3.5 years	4.5 years	4.5 years

Based on the above assumptions, the weighted average per share fair value of options granted during the years ended December 31, 2011, 2010 and 2009, was $2.44, $2.63 and $1.09, respectively.

 On May 14, 2008, our stockholders approved our 2008 Stock Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, as amended and approved by the stockholders on May 18, 2011, the maximum number of shares of common stock that may be issued is 32,486,733 plus awards forfeited under the 2008 Plan.  During the year ended December 31, 2011, we granted 1,350,000 stock options to our employees, and issued 704,435 shares of common stock to our officers and key employees and 167,262 shares of common stock to our independent directors.

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Stock options	$7,259	$6,084	$8,174
Stock grants	3,980	5,764	4,690
Total	$11,239	$11,848	$12,864

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2011		2010		2009
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options	$3,765	1.6 years	$7,799	1.7 years	$13,559	3.1 years

b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $5,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2011, 2010 and 2009, were $2.1 million, $2.1 million and $2.5 million, respectively.

15.  Discontinued Operations

During the fourth quarter of 2007, we sold substantially all of the assets of our Tucson and San Antonio homebuilding divisions.  The results of operations of our Tucson and San Antonio divisions have been classified as discontinued operations in accordance with ASC 360.

These divisions had substantially ceased operating activities during 2009 and had no assets or liabilities remaining as of December 31, 2009.  The following amounts related to the Tucson and San Antonio homebuilding divisions for the year

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2009 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

Year Ended
December 31, 2009
(Dollars in thousands)

Home sale revenues	$803
Cost of home sales	(922)
Gross margin	(119)
Selling, general and administrative expenses	(430)
Other income (expense)	(318)
Pretax loss	(867)
Benefit for income taxes	298
Net loss from discontinued operations	$(569)

We did not record any impairments related to our discontinued operations during the years ended December 31, 2011, 2010 or 2009.

16. Stockholder Rights Plan

On December 20, 2011, we entered into an Amended and Restated Rights Agreement (the “Rights Agreement”) with Mellon Investor Services LLC.  The Rights Agreement amends and restates in its entirety the Company’s rights agreement, which has been effective since December 31, 2001 (as in effect prior to December 20, 2011, the “Original Rights Agreement”). Under the Original Rights Agreement, one preferred stock purchase right was granted for each share of outstanding common stock of Standard Pacific payable to holders of record on December 31, 2001, and all subsequently issued shares of our common stock.  Each right entitles the holder, in certain situations where a person acquires beneficial ownership of 15% or more of our common stock, as described in the Rights Agreement, and upon paying the exercise price (currently $20.00), to purchase common stock or other securities having a market value equal to two times the exercise price.  Also, after any such acquisition of 15% of our common stock, if we merge with another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring party at a 50% discount from the then-current market value.  In either situation, the rights are not exercisable by the acquiring party.  Until the occurrence of certain events described in the Rights Agreement, the rights may be terminated at any time or redeemed at the rate of $0.001 per right and the Rights Agreement amended by Standard Pacific’s Board of Directors including, if it believes a proposed acquisition to be in the best interests of our stockholders.  As provided in the Original Rights Agreement, under the Rights Agreement, MP CA Homes, LLC and its affiliates generally will not be deemed an acquiring party under the Rights Agreement.  The rights will expire on December 31, 2014, unless earlier terminated, redeemed or exchanged.  Initially the rights trade with our common stock and are not exercisable, however, if the rights are separated from the common shares, the rights expire three years from the date of such separation.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2011:
Revenues	$144,759	$206,880	$245,322	$296,939	$893,900
Homebuilding gross margin	$29,387	$34,798	$38,246	$59,766	$162,197
Net income (loss)	$(14,797)	$(10,519)	$(6,434)	$15,333	$(16,417)
Basic income (loss) per common share	$(0.04)	$(0.03)	$(0.02)	$0.04	$(0.05)
Diluted income (loss) per common share	$(0.04)	$(0.03)	$(0.02)	$0.04	$(0.05)

2010:
Revenues	$177,667	$321,142	$210,896	$215,169	$924,874
Homebuilding gross margin	$39,863	$66,268	$48,835	$46,878	$201,844
Net income (loss)	$(5,071)	$10,661	$4,543	$(21,857)	$(11,724)
Basic income (loss) per common share	$(0.02)	$0.04	$0.02	$(0.08)	$(0.05)
Diluted income (loss) per common share	$(0.02)	$0.04	$0.02	$(0.08)	$(0.05)

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

18. Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$104,074		$108,782	$102,022
Income taxes		$100		$73	$386

Supplemental Disclosure of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures	$	―		$1,372	$85,573
Increase in secured project debt in connection with purchase or consolidation of joint ventures	$	―	$	―	$77,272
Inventory received as distributions from unconsolidated homebuilding joint ventures		$1,058		$254	$15,471
Senior subordinated notes exchanged for the issuance of common stock	$	―	$	―	$32,837
Changes in inventories not owned		$34,961		$6,719	$25,605
Changes in liabilities from inventories not owned		$34,961		$3,213	$21,216
Changes in noncontrolling interests	$	―		$3,506	$4,389

 STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Guarantor Information

Certain of our 100%  owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable. The guarantees are full and unconditional and joint and several. Presented below are the consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$346,645	$483,396	$52,952	$	―	$882,993
Cost of sales	(277,248)	(400,150)	(43,398)		―	(720,796)
Gross margin	69,397	83,246	9,554		―	162,197
Selling, general and administrative expenses	(79,469)	(69,148)	(5,758)		―	(154,375)
Income (loss) from unconsolidated joint ventures	653	(192)	(254)		―	207
Equity income (loss) of subsidiaries	756	―	―		(756)	―
Interest expense	(3,036)	(19,603)	(2,529)		―	(25,168)
Other income (expense)	(802)	(1,387)	1,172		―	(1,017)
Homebuilding pretax income (loss)	(12,501)	(7,084)	2,185		(756)	(18,156)
Financial Services:
Financial services pretax income (loss)	(177)	177	1,683		―	1,683
Income (loss) before income taxes	(12,678)	(6,907)	3,868		(756)	(16,473)
(Provision) benefit for income taxes	(3,739)	4,757	(962)		―	56
Net income (loss)	$(16,417)	$(2,150)	$2,906		$(756)	$(16,417)

	Year Ended December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$401,476	$444,773	$66,169	$	―	$912,418
Cost of sales	(295,214)	(361,464)	(53,896)		―	(710,574)
Gross margin	106,262	83,309	12,273		―	201,844
Selling, general and administrative expenses	(80,942)	(65,113)	(4,487)		―	(150,542)
Income (loss) from unconsolidated joint ventures	1,089	(319)	396		―	1,166
Equity income (loss) of subsidiaries	(622)	―	―		622	―
Interest expense	(16,468)	(21,997)	(1,709)		―	(40,174)
Loss on early extinguishment of debt	(30,028)	―	―		―	(30,028)
Other income (expense)	(536)	(493)	4,762		―	3,733
Homebuilding pretax income (loss)	(21,245)	(4,613)	11,235		622	(14,001)
Financial Services:
Financial services pretax income (loss)	(142)	142	1,720		―	1,720
Income (loss) before income taxes	(21,387)	(4,471)	12,955		622	(12,281)
(Provision) benefit for income taxes	9,663	(1,893)	(7,213)		―	557
Net income (loss)	$(11,724)	$(6,364)	$5,742		$622	$(11,724)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Guarantor Information

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

 STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$66,757	$176	$339,852	$	―	$406,785
Restricted cash	―	―	31,372		―	31,372
Trade and other receivables	485,835	5,435	23,898		(503,643)	11,525
Inventories:
Owned	647,577	623,945	205,717		―	1,477,239
Not owned	6,123	51,684	2,033		―	59,840
Investments in unconsolidated joint ventures	24,082	2,340	55,385		―	81,807
Investments in subsidiaries	766,496	―	―		(766,496)	―
Deferred income taxes, net	5,178	―	―		148	5,326
Other assets	32,496	2,965	232		―	35,693
Total Homebuilding Assets	2,034,544	686,545	658,489		(1,269,991)	2,109,587
Financial Services:
Cash and equivalents	―	―	3,737		―	3,737
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	74,195		―	74,195
Mortgage loans held for investment, net	―	―	10,115		―	10,115
Other assets	―	―	4,517		(3,063)	1,454
Total Financial Services Assets	―	―	93,859		(3,063)	90,796
Total Assets	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$6,911	$9,887	$1,031	$	―	$17,829
Accrued liabilities	82,462	406,111	181,082		(483,765)	185,890
Secured project debt and other notes payable	―	―	3,531		―	3,531
Senior notes payable	1,275,093	―	―		―	1,275,093
Senior subordinated notes payable	46,324	―	―		―	46,324
Total Homebuilding Liabilities	1,410,790	415,998	185,644		(483,765)	1,528,667
Financial Services:
Accounts payable and other liabilities	―	―	5,947		(4,793)	1,154
Mortgage credit facilities	―	―	64,808		(18,000)	46,808
Total Financial Services Liabilities	―	―	70,755		(22,793)	47,962

Total Liabilities	1,410,790	415,998	256,399		(506,558)	1,576,629

Equity:
Total Stockholders' Equity	623,754	270,547	495,949		(766,496)	623,754
Total Liabilities and Equity	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

 STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Guarantor Information

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(287,465)	$636	$(35,784)	$	―	$(322,613)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(4,265)	(216)	(10,208)		―	(14,689)
Distributions from unconsolidated homebuilding joint ventures	751	―	7,842		―	8,593
Other investing activities	(1,512)	(188)	(517)		―	(2,217)
Net cash provided by (used in) investing activities	(5,026)	(404)	(2,883)		―	(8,313)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,559)		―	(1,559)
Net proceeds from (principal payments on) secured
project debt and other notes payable	―	(273)	(934)		―	(1,207)
Payment of debt issuance costs	(4,575)	―			―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	―	―	16,464		―	16,464
(Contributions to) distributions from Corporate and subsidiaries	102,000	―	(102,000)		―	―
Payment of issuance costs in connection with exercise
of Warrant for common stock	(324)	―	―		―	(324)
Proceeds from the exercise of stock options	1,278	―	―		―	1,278
Net cash provided by (used in) financing activities	98,379	(273)	(88,029)		―	10,077

Net increase (decrease) in cash and equivalents	(194,112)	(41)	(126,696)		―	(320,849)
Cash and equivalents at beginning of year	260,869	217	470,285		―	731,371
Cash and equivalents at end of year	$66,757	$176	$343,589	$	―	$410,522

	Year Ended December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(206,309)	$18,334	$107,017	$	―	$(80,958)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(3,260)	(132)	(36,121)		―	(39,513)
Distributions from unconsolidated homebuilding joint ventures	4	(1)	7,637		―	7,640
Other investing activities	(705)	(362)	(515)		―	(1,582)
Net cash provided by (used in) investing activities	(3,961)	(495)	(28,999)		―	(33,455)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(12,843)		―	(12,843)
Net proceeds from (principal payments on) secured
project debt and other notes payable	(89,052)	(18,024)	23,514		―	(83,562)
Principal payments on senior and senior
subordinated notes payable	(792,389)	―	―		―	(792,389)
Proceeds from the issuance of senior notes payable	977,804	―	―		―	977,804
Payment of debt issuance costs	(17,215)	―	―		―	(17,215)
Net proceeds from (payments on) mortgage credit facilities	―	―	(10,651)		―	(10,651)
(Contributions to) distributions from Corporate and subsidiaries	19,775	―	(19,775)		―	―
Net proceeds from issuance of common stock	186,443	―	―		―	186,443
Excess tax benefits from share-based payment arrangements	27	―	―		―	27
Proceeds from the exercise of stock options	2,611	―	―		―	2,611
Net cash provided by (used in) financing activities	288,004	(18,024)	(19,755)		―	250,225

Net increase (decrease) in cash and equivalents	77,734	(185)	58,263		―	135,812
Cash and equivalents at beginning of year	183,135	402	412,022		―	595,559
Cash and equivalents at end of year	$260,869	$217	$470,285	$	―	$731,371

 STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$244,354	$33,519	$139,457		$2,500	$419,830

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,127)	(849)	(26,624)		―	(28,600)
Distributions from unconsolidated homebuilding joint ventures	340	―	3,184		―	3,524
Other investing activities	(1,069)	(268)	(888)		―	(2,225)
Net cash provided by (used in) investing activities	(1,856)	(1,117)	(24,328)		―	(27,301)

Cash Flows From Financing Activities:
Change in restricted cash	4,222	―	(13,970)		―	(9,748)
Payments on revolving credit facility	(24,630)	―	(22,870)		―	(47,500)
Net proceeds from (principal payments on) secured
project debt and other notes payable	(6,058)	(22,064)	(97,862)		―	(125,984)
Principal payments on senior and senior
subordinated notes payable	(429,559)	―	(37,130)		―	(466,689)
Proceeds from the issuance of senior notes payable	257,592	―	―		―	257,592
Payment of debt issuance costs	(8,764)	―	―		―	(8,764)
Net proceeds from (payments on) mortgage credit facilities	―	―	(20,160)		(2,500)	(22,660)
(Contributions to) distributions from Corporate and subsidiaries	35,194	(10,376)	(24,818)		―	―
Excess tax benefits from share-based payment arrangements	297	―	―		―	297
Proceeds from the exercise of stock options	641	―	―		―	641
Net cash provided by (used in) financing activities	(171,065)	(32,440)	(216,810)		(2,500)	(422,815)

Net increase (decrease) in cash and equivalents	71,433	(38)	(101,681)		―	(30,286)
Cash and equivalents at beginning of year	111,702	440	513,703		―	625,845
Cash and equivalents at end of year	$183,135	$402	$412,022	$	―	$595,559

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Pacific Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Pacific Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Standard Pacific Corp. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 28, 2012

ITEM 9B.	OTHER INFORMATION

 None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2012 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011 (the “2012 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2012 Proxy Statement is incorporated herein by this reference. All references to the 2012 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K will be set forth in the 2012 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2012 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and 403 of Regulation S-K will be set forth in the 2012 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2012 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the 2012 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2012 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2012 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2012 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Statement of Operations for each of the three years in the period ended December 31, 2011	40
	Consolidated Balance Sheets at December 31, 2011 and 2010	41
	Consolidated Statements of Equity for each of the three years in the period ended December 31, 2011	42
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	43
	Notes to Consolidated Financial Statements	44

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 82-85 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 82-85 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ Scott D. Stowell
Scott D. Stowell
Chief Executive Officer and President

February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Scott D. Stowell	Chief Executive Officer, President and Director	February 28, 2012
(Scott D. Stowell)

/S/ Ronald R. Foell	Chairman of the Board	February 28, 2012
(Ronald R. Foell)

/S/ Jeff J. McCall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
(Jeff J. McCall)

/S/ Bruce A. Choate	Director	February 28, 2012
(Bruce A. Choate)

/S/ James L. Doti	Director	February 28, 2012
(James L. Doti)

/S/ Douglas C. Jacobs	Director	February 28, 2012
(Douglas C. Jacobs)

/S/ David J. Matlin	Director	February 28, 2012
(David J. Matlin )

/S/ F. Patt Schiewitz	Director	February 28, 2012
(F. Patt Schiewitz)

/S/ Peter Schoels	Director	February 28, 2012
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

*4.2
Amended and Restated Rights Agreement, dated as of December 20, 2011, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 on Form 8-K filed with the  Securities and Exchange Commission on December 22, 2011.

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

*4.5
Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

*4.6
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

*4.7
Twelfth Supplemental Indenture, relating to the amendment of the security provisions of the Registrant’s outstanding senior notes, dated as of May 5, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.8
Thirteenth Supplemental Indenture, dated as of October 8, 2009, between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

*4.9
Fourteenth Supplemental Indenture relating to the Registrant’s 8⅜%  Senior Notes due 2018, dated as of May 3, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010

*4.10
Fifteenth Supplemental Indenture relating to the Registrant’s 8⅜% Senior Notes due 2018, dated as of December 22, 2010, by and among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee , incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.11
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

*4.17
Fourth Supplemental Indenture relating to the Registrant’s 9¼% Senior Subordinated Notes due 2012, dated as of June 26, 2008, by and among the Registrant, the guarantors named therein and the Bank of New York Trust Company N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

*4.18
Fifth Supplemental Indenture relating to the Registrant’s 9¼% Senior Subordinated Notes due 2012 , dated as of December 22, 2010, by and among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.19
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

*4.20
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

+*10.2
Letter Agreement, dated April 27, 2011, amending the June 27, 2008 Stockholders Agreement between the Registrant and MP CA Homes, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.3
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

+*10.6
Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

+*10.7
Standard Pacific Corp. 2008 Equity Incentive Plan (as amended and restated May 18, 2011), incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

+*10.8
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

+*10.10	Form of Executive Officers Indemnification Agreement, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

*10.11
Credit Agreement, dated February 28, 2011, by and between the Registrant, JPMorgan Chase Bank, N.A. and the other lenders thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011.

+*10.12	Jeffrey J. McCall Employment Letter, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2011.

+*10.13	John M. Stephens Retirement and Transition Services Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 3, 2011.

+*10.14
Employment Agreement, dated June 1, 2009, between the Registrant and Kenneth L. Campbell, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

+*10.15	Ken Campbell 2011 Incentive Compensation Arrangement, incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.