Form 10-Q
period 2012-03-31
STANDARD PACIFIC CORP /DE/
filed 2012-05-01
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Registrant's shares of common stock outstanding at April 30, 2012: 199,483,396

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$220,317	$143,699
Land sale revenues	3,385	―
Total revenues	223,702	143,699
Cost of home sales	(175,595)	(114,312)
Cost of land sales	(3,366)	―
Total cost of sales	(178,961)	(114,312)
Gross margin	44,741	29,387
Selling, general and administrative expenses	(37,692)	(32,261)
Loss from unconsolidated joint ventures	(1,522)	(257)
Interest expense	(2,530)	(10,515)
Other income (expense)	4,284	292
Homebuilding pretax income (loss)	7,281	(13,354)
Financial Services:
Revenues	3,626	1,060
Expenses	(2,260)	(2,418)
Other income	63	15
Financial services pretax income (loss)	1,429	(1,343)

Income (loss) before income taxes	8,710	(14,697)
Provision for income taxes	(187)	(100)
Net income (loss)	8,523	(14,797)
Less: Net (income) loss allocated to preferred shareholder	(3,674)	6,415
Net income (loss) available to common stockholders	$4,849	$(8,382)

Income (Loss) Per Common Share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	195,109,252	193,158,727
Diluted	199,873,977	193,158,727

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
	(Unaudited)

Net income (loss)	$8,523	$(14,797)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	1,596	1,579
Comprehensive income (loss)	$10,119	$(13,218)

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$366,570	$406,785
Restricted cash	27,798	31,372
Trade and other receivables	18,516	11,525
Inventories:
Owned	1,525,930	1,477,239
Not owned	50,160	59,840
Investments in unconsolidated joint ventures	82,163	81,807
Deferred income taxes, net of valuation allowance of $507,208 and $510,621 at
March 31, 2012 and December 31, 2011, respectively	4,343	5,326
Other assets	34,176	35,693
Total Homebuilding Assets	2,109,656	2,109,587
Financial Services:
Cash and equivalents	6,095	3,737
Restricted cash	1,295	1,295
Mortgage loans held for sale, net	65,398	73,811
Mortgage loans held for investment, net	9,650	10,115
Other assets	2,536	1,838
Total Financial Services Assets	84,974	90,796
Total Assets	$2,194,630	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$19,744	$17,829
Accrued liabilities	160,081	185,890
Secured project debt and other notes payable	3,065	3,531
Senior notes payable	1,275,660	1,275,093
Senior subordinated notes payable	47,355	46,324
Total Homebuilding Liabilities	1,505,905	1,528,667
Financial Services:
Accounts payable and other liabilities	1,284	1,154
Mortgage credit facilities	49,529	46,808
Total Financial Services Liabilities	50,813	47,962
Total Liabilities	1,556,718	1,576,629

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares
issued and outstanding at March 31, 2012 and December 31, 2011	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 199,423,826 and 198,563,273 shares issued and outstanding at March 31, 2012 and
December 31, 2011, respectively	1,994	1,985
Additional paid-in capital	1,243,210	1,239,180
Accumulated deficit	(600,246)	(608,769)
Accumulated other comprehensive loss, net of tax	(7,051)	(8,647)
Total Equity	637,912	623,754
Total Liabilities and Equity	$2,194,630	$2,200,383

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$8,523	$(14,797)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from unconsolidated joint ventures	1,522	257
Cash distributions of income from unconsolidated joint ventures	―	20
Depreciation and amortization	606	1,006
Loss on disposal of property and equipment	―	2
Amortization of stock-based compensation	1,074	1,922
Deposit write-offs	133	―
Changes in cash and equivalents due to:
Trade and other receivables	(6,991)	(1,163)
Mortgage loans held for sale	8,533	10,294
Inventories - owned	(44,201)	(105,146)
Inventories - not owned	(2,627)	(2,810)
Other assets	1,028	3,140
Accounts payable	1,915	(931)
Accrued liabilities	(11,633)	(1,944)
Net cash provided by (used in) operating activities	(42,118)	(110,150)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,867)	(3,369)
Distributions from unconsolidated homebuilding joint ventures	989	49
Other investing activities	(468)	(729)
Net cash provided by (used in) investing activities	(2,346)	(4,049)

Cash Flows From Financing Activities:
Change in restricted cash	3,574	(4,175)
Principal payments on secured project debt and other notes payable	(466)	(405)
Payment of debt issuance costs	―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	2,721	(9,649)
Payment of common stock issuance costs	―	(324)
Proceeds from the exercise of stock options	778	131
Net cash provided by (used in) financing activities	6,607	(18,997)

Net increase (decrease) in cash and equivalents	(37,857)	(133,196)
Cash and equivalents at beginning of period	410,522	731,371
Cash and equivalents at end of period	$372,665	$598,175

Cash and equivalents at end of period	$372,665	$598,175
Homebuilding restricted cash at end of period	27,798	32,413
Financial services restricted cash at end of period	1,295	2,870
Cash and equivalents and restricted cash at end of period	$401,758	$633,458

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

1.        Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2012 and the results of operations and cash flows for the periods presented.  Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the period ended March 31, 2012.

    Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.        Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  Our adoption of these new provisions of ASU 2011-04 on January 1, 2012 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  We adopted the provisions of ASU 2011-05 on January 1, 2012 and have elected to present two separate consecutive statements in our consolidated financial statements.

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

    Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2012		2011
	(Dollars in thousands)
Homebuilding revenues:
California		$115,370	$78,910
Southwest		56,119	35,779
Southeast		52,213	29,010
Total homebuilding revenues		$223,702	$143,699

Homebuilding pretax income (loss):
California		$8,132	$(2,121)
Southwest		1,033	(3,887)
Southeast		(727)	(3,719)
Corporate		(1,157)	(3,627)
Total homebuilding pretax income (loss)		$7,281	$(13,354)

Homebuilding income (loss) from unconsolidated joint ventures:
California		$(1,493)	$(239)
Southwest		(5)	(8)
Southeast		(24)	(10)
Total homebuilding income (loss) from unconsolidated joint ventures		$(1,522)	$(257)

Restructuring charges:
California	$	―	$424
Southwest		―	47
Southeast		―	―
Corporate		―	90
Total restructuring charges	$	―	$561

    Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Homebuilding assets:
California	$1,010,967	$985,560
Southwest	371,704	355,060
Southeast	306,583	294,996
Corporate	420,402	473,971
Total homebuilding assets	$2,109,656	$2,109,587

Homebuilding investments in unconsolidated joint ventures:
California	$77,529	$76,999
Southwest	2,766	2,770
Southeast	1,868	2,038
Total homebuilding investments in unconsolidated joint ventures	$82,163	$81,807

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

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options using the treasury stock method and convertible debt using the if-converted method.  For the three months ended March 31, 2011, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for that period.  Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.  The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)

Numerator:
Net income (loss)	$8,523	$(14,797)
Less: Net (income) loss allocated to preferred shareholder	(3,674)	6,415
Net income (loss) available to common stockholders	$4,849	$(8,382)

Denominator:
Weighted average basic common shares outstanding	195,109,252	193,158,727
Stock options	4,764,725	―
Weighted average diluted common shares outstanding	199,873,977	193,158,727

Income (loss) per common share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

As of March 31, 2012 and 2011, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock.  The following table sets forth the potential weighted average diluted common shares outstanding if our Series B Preferred Stock was converted to common stock.  Please see Note 14 “Preferred Stock” for further discussion of the Series B Preferred Stock.

	Three Months Ended March 31,
	2012	2011

Weighted average diluted common shares outstanding	199,873,977	193,158,727
Additional weighted average common shares outstanding if the Series B
Preferred Stock converted to common shares	147,812,786	147,812,786
Total potential weighted average diluted common shares outstanding
if the Series B Preferred Stock converted to common shares	347,686,763	340,971,513

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

During the three months ended March 31, 2012, we issued 462,119 shares of common stock to our officers and key employees and 29,934 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Stock options	$939	$1,482
Stock grants	135	440
Total	$1,074	$1,922

As of March 31, 2012, total unrecognized compensation expense related to stock-based compensation was $3.0 million, with a weighted average period over which the unrecognized compensation expense is expected to be recorded of approximately 1.6 years.

6.        Restricted Cash

At March 31, 2012, restricted cash included $29.1 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($27.8 million of homebuilding restricted cash and $1.3 million of financial services restricted cash).

7.        Inventories

a. Inventories Owned

 Inventories owned consisted of the following at:

	March 31, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$595,358	$250,216	$198,663	$1,044,237
Homes completed and under construction	233,621	65,787	76,964	376,372
Model homes	74,248	13,354	17,719	105,321
Total inventories owned	$903,227	$329,357	$293,346	$1,525,930

	December 31, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$614,668	$221,481	$200,680	$1,036,829
Homes completed and under construction	205,515	67,200	67,134	339,849
Model homes	70,117	14,005	16,439	100,561
Total inventories owned	$890,300	$302,686	$284,253	$1,477,239

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the three months ended March 31, 2012 and 2011, the total number of projects included in inventories-owned and reviewed for impairment were 261 and 237, respectively.  Based on the impairment review, we did not record any inventory impairments during the three months ended March 31, 2012 and 2011.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Land purchase and lot option deposits	$26,561	$24,379
Other lot option contracts, net of deposits	23,599	35,461
Total inventories not owned	$50,160	$59,840

 Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of March 31, 2012, we were not required to consolidate any VIEs.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  Other lot option contracts noted in the table above represent specific performance obligations where the land option contract contains a binding obligation requiring us to complete the lot purchases.

 We incurred pretax charges of $0.1 million related to deposit write-offs for the three months ended March 31, 2012.  These charges related to our Southeast reportable segment and were included in other income (expense) in the accompanying condensed consolidated statements of operations.  We did not record any deposit write-offs during the three months ended March 31, 2011.We continue to evaluate the terms of open land option and purchase contracts in light of challenging housing market conditions and may write-off option deposits in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

8.        Capitalization of Interest

 We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold. Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the three months ended March 31, 2012 and 2011, we expensed $2.5 million and $10.5 million, respectively, of interest costs related primarily to the portion of real estate inventories held for development that were deemed unqualified assets in accordance with ASC 835.

 The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Total interest incurred (1)	$35,315		$34,854
Less: Interest capitalized to inventories owned	(30,992)		(22,710)
Less: Interest capitalized to investments in unconsolidated joint ventures	(1,793)		(1,629)
Interest expense	$2,530		$10,515

Interest previously capitalized to inventories owned, included in cost of home sales	$18,556		$10,980
Interest previously capitalized to inventories owned, included in cost of land sales	$19	$	―
Interest previously capitalized to investments in unconsolidated joint ventures,
included in loss from unconsolidated joint ventures	$204		$137
Interest capitalized in ending inventories owned	$200,943		$159,665
Interest capitalized as a percentage of inventories owned	13.2%		12.4%
Interest capitalized in ending investments in unconsolidated joint ventures	$10,700		$5,969
Interest capitalized as a percentage of investments in unconsolidated joint ventures	13.0%		7.7%
 ____________________
(1)
For the three months ended March 31, 2012 and 2011, interest incurred included the noncash amortization of $2.6 million of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 15 “Derivative Instruments and Hedging Activities”).

9.        Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Revenues	$2,599	$12,410
Cost of sales and expenses	(2,699)	(10,464)
Income (loss) of unconsolidated joint ventures	$(100)	$1,946
Loss from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(1,522)	$(257)

Loss from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures.  For the three months ended March 31, 2012 and 2011, loss from unconsolidated joint ventures was primarily attributable to our share of losses related to one Southern California land development joint venture, which were allocated based on the provisions of the underlying joint venture operating agreement.

During each of the three months ended March 31, 2012 and 2011, a total of six unconsolidated joint venture projects were reviewed for impairment, with certain joint ventures having multiple real estate projects.  Based on the impairment review, no joint venture projects were determined to be impaired for the three months ended March 31, 2012 and 2011.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Cash	$19,872	$24,155
Inventories	237,272	230,571
Other assets	9,028	11,190
Total assets	$266,172	$265,916

Liabilities and Equity:
Accounts payable and accrued liabilities	$20,813	$21,190
Standard Pacific equity	75,741	77,259
Other members' equity	169,618	167,467
Total liabilities and equity	$266,172	$265,916

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$82,163	$81,807

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture.  Our investments in unconsolidated joint ventures also included approximately $10.7 million and $9.1 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2012 and December 31, 2011, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of March 31, 2012, with the exception of one homebuilding joint venture, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures because they were not deemed to be VIEs.  As of March 31, 2012, we held an interest in one homebuilding joint venture in Northern California that was deemed to be a VIE.  Our investment in this joint venture was approximately $6.0 million, which represents our maximum exposure to loss if we elect to forfeit our membership interest in this entity.  As of March 31, 2012, this joint venture owns approximately $8.1 million of assets, primarily representing real estate inventories, and has no debt outstanding.  We have determined that based on the voting rights with respect to major decisions, as defined in the underlying joint venture operating agreement, both members of this joint venture share equally in the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, we are not required to consolidate this joint venture as neither member is deemed to be the primary beneficiary.

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

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Warranty accrual, beginning of the period	$17,572	$20,866
Warranty costs accrued during the period	334	664
Warranty costs paid during the period	(938)	(888)
Warranty accrual, end of the period	$16,968	$20,642

11.  Revolving Credit Facility and Letter of Credit Facilities

As of March 31, 2012, we were party to a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  The Revolving Facility contains financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of the date hereof, we satisfied the conditions that would allow us to borrow up to $194.8 million under the facility and had no amounts outstanding.

As of March 31, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $20.1 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to November 2013.  As of March 31, 2012 these facilities were secured by cash collateral deposits of $27.7 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.      Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.  At March 31, 2012, we had approximately $3.1 million outstanding in secured project debt and other notes payable.

13.      Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	263,643	262,968
8⅜% Senior Notes due May 2018, net of premium	580,355	580,523
8⅜% Senior Notes due January 2021, net of discount	396,902	396,842
	$1,275,660	$1,275,093

Senior subordinated notes payable consisted of the following at:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

6% Convertible Senior Subordinated Notes due October 2012, net of discount	$37,367	$36,339
9¼% Senior Subordinated Notes due April 2012, net of discount	9,988	9,985
	$47,355	$46,324

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. These senior notes and our 9¼% Senior Subordinated Notes due 2012 contain various restrictive covenants, including, with respect to the 10¾% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of March 31, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.  In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries.  As of March 31, 2012, we had approximately $337.3 million of cash available in our unrestricted subsidiaries.  Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

Certain provisions of ASC Topic 470, Debt, require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  Our Convertible Senior Subordinated Notes due 2012 (the “Convertible Notes”) are being accreted to their redemption value, approximately $39.6 million, over the remaining term of these notes.  The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $2.2 million and $3.3 million at March 31, 2012 and December 31, 2011, respectively.  Interest capitalized to inventories owned is included in cost of sales as related homebuilding revenues are recognized (please see Note 8 “Capitalization of Interest”).

We repaid the remaining $10.0 million principal balance of our 9¼% Senior Subordinated Notes upon maturity in April 2012.

14.      Preferred Stock

At March 31, 2012, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of March 31, 2012, the outstanding shares of common stock (89.4 million shares) and Series B Preferred Stock owned by MatlinPatterson represented approximately 68% of the total number of shares of our common stock outstanding on an if-converted basis.

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

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements.  As a result, we have no payment obligation remaining related to interest rate swap agreements.  The $24.5 million cost associated with the early unwind of the interest rate swap agreements is being amortized over a period of approximately 2.3 years (or May 2013), the original maturity date of the terminated instruments.  As of March 31, 2012, the remaining unamortized balance of $7.1 million is included in accumulated other comprehensive loss, net of tax, and $4.3 million is included in deferred income taxes in the accompanying condensed consolidated balance sheets.  For each of the three months ended March 31, 2012 and 2011, we recorded after-tax other comprehensive income of $1.6 million related to the swap agreements.

16.      Mortgage Credit Facility

    At March 31, 2012, we had $49.5 million outstanding under our mortgage financing subsidiary’s mortgage credit facility, a $50 million repurchase facility maturing in July 2012.  This facility requires Standard Pacific Mortgage to maintain a cash collateral account, which totaled approximately $1.3 million as of March 31, 2012, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in this facility.

17.  Disclosures about Fair Value

    ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Further, ASC 820 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•      Level 1 – quoted prices for identical assets or liabilities in active markets;

•      Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Mortgage loans held for sale have been measured at fair value in accordance with ASC 820 for the three months ended March 31, 2012:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Mortgage loans held for sale	$68,406	$ ―	$68,406	$ ―

Mortgage loans held for sale consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

     The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		March 31, 2012		December 31, 2011
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$9,650	$9,650	$10,115	$10,115
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,275,660	$1,386,856	$1,275,093	$1,243,209
Senior subordinated notes payable, net	Level 2	$47,355	$51,508	$46,324	$50,793

Mortgage Loans Held for Investment – Fair value of these loans is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition.

Senior and Senior Subordinated Notes Payable – The senior and senior subordinated notes are traded over the counter and their fair values were estimated based upon the values of their last trade at the end of the period.

    The fair value of our cash and equivalents, restricted cash, accounts receivable, trade accounts payable, secured project debt and other notes payable, mortgage credit facilities and other liabilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

18.      Commitments and Contingencies

a.     Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At March 31, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2012, we had non-refundable cash deposits outstanding of approximately $23.2 million and capitalized preacquisition and other development and construction costs of approximately $7.2 million relating to land purchase and option contracts having a total remaining purchase price of approximately $208.2 million.  Approximately $23.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

b.     Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of March 31, 2012, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.

In addition, as of March 31, 2012, our joint ventures had $3.9 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.7 million remaining in cost to complete.

    c.     Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At March 31, 2012, we had approximately $192.7 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $92.6 million remaining in cost to complete.

d.     Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $39.9 million at March 31, 2012 and carried a weighted average interest rate of approximately 3.9%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of March 31, 2012, Standard Pacific Mortgage had approximately $66.9 million in closed mortgage loans held for sale and $40.2 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of March 31, 2012, we had incurred an aggregate of $8.8 million in losses related to loan repurchases and make-whole payments we had been required to make on the $6.7 billion total dollar value of the loans we originated from the beginning of 2004 through the first quarter of 2012.  During the three months ended March 31, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $0.3 million and $1.1 million, respectively.  As of March 31, 2012, Standard Pacific Mortgage had repurchase reserves related to loans sold of approximately $3.1 million.  In addition, during the three months ended March 31, 2012 and 2011, Standard Pacific Mortgage made make-whole payments totaling approximately $0.3 million related to one loan and $1.0 million related to seven loans, respectively.

    Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  As of March 31, 2012, Standard Pacific Mortgage had $14.0 million of loans held for investment that had a loan loss reserve of approximately $4.4 million.  During the three months ended March 31, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.1 million and $0, respectively.

e.     Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to subcontractors added to our general liability insurance policy.  We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of March 31, 2012 and December 31, 2011 were $53.4 million and $55.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f.     Restructuring Costs

During 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce as a result of our operations having been impacted by weak housing demand in substantially all of our markets.  During the three months ended March 31, 2011, we recorded $0.6 million of homebuilding restructuring charges, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume. We did not incur any restructuring charges in the 2012 first quarter.  The total amount of restructuring charges incurred from January 1, 2008 through March 31, 2012 was $48.7 million, of which $30.7 million related to employee severance costs, $13.7 million related to lease termination and other exit costs and $4.3 million related to property and equipment disposals.  We believe that our restructuring activities are substantially complete as of March 31, 2012.  However, until market conditions stabilize, we may incur additional restructuring charges for employee severance, lease termination and other exit costs.

Our restructuring accrual is included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Changes in our restructuring accrual are detailed in the table set forth below:

	Three Months Ended March 31, 2012
	Employee Severance Costs	Lease Termination and Other Costs	Total
	(Dollars in thousands)

Restructuring accrual, beginning of the period	$731	$1,322	$2,053
Restructuring costs accrued and other adjustments during the period	―	―	―
Restructuring costs paid during the period	(648)	(244)	(892)
Restructuring accrual, end of the period	$83	$1,078	$1,161

	Three Months Ended March 31, 2011
	Employee Severance Costs	Lease Termination and Other Costs	Total
	(Dollars in thousands)

Restructuring accrual, beginning of the period	$22	$2,251	$2,273
Restructuring costs accrued and other adjustments during the period	561	―	561
Restructuring costs paid during the period	(41)	(360)	(401)
Restructuring accrual, end of the period	$542	$1,891	$2,433

19.      Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

The components of our net deferred income tax asset are as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Inventory	$177,153	$184,393
Financial accruals	51,538	52,493
Federal net operating loss carryforwards	213,966	210,013
State net operating loss carryforwards	51,400	51,003
Goodwill impairment charges	16,898	17,482
Other, net	596	563
Total deferred tax asset	511,551	515,947
Less: Valuation allowance	(507,208)	(510,621)
Net deferred tax asset	$4,343	$5,326

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

As of March 31, 2012, we had a deferred tax asset of $507.2 million (excluding the $4.3 million deferred tax asset related to our terminated interest rate swap).  During the three months ended March 31, 2012, we utilized $3.4 million of our deferred tax asset valuation allowance to fully offset the income tax provision related to our pretax income for the period.  As of March 31, 2012, due primarily to our current and cumulative losses, the uncertainty as to the duration of the housing market's downturn and its impact on our ability to predict future taxable income, we have determined that an aggregate valuation allowance of $507.2 million against our deferred tax asset is required. If we generate taxable income in the future, subject to the potential limitations discussed below, we expect to be able to reduce our effective tax rate through a reduction in this valuation allowance.

We underwent a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”) on June 27, 2008. As a result, a portion of our deferred tax asset became subject to the various limitations on its use that are imposed by Section 382.  At March 31, 2012, $257 million of this asset was subject to limitations, of which $112 million was subject to the unrealized built-in loss limitations and $145 million was subject to federal and state net operating loss carryforward limitations.

The limitations ultimately placed on the $112 million subject to the unrealized built-in loss limitations depends on, among other things, when, and at what price, we dispose of assets with built-in losses.  Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  No such reductions were recorded during the three months ended March 31, 2012 and 2011.  However, during the years ended December 31, 2011 and 2010, we recorded such reductions in the amounts of $12.2 million and $22.9 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.

As of March 31, 2012, $145 million (or approximately $353 million and $372 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the $15.6 million gross annual deduction limitation for both federal and state purposes.  The remaining $120 million (or approximately $263 million and $459 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

As of March 31, 2012, our liability for gross unrecognized tax benefits was $13.5 million, all of which, if recognized, would reduce our effective tax rate.  There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended March 31, 2012, nor do we anticipate significant changes during the next 12-month period.  As of March 31, 2012, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2007 through 2011.

20.     Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

    The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$33,370		$16,199
Income taxes	$44	$	―

21.      Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$74,255	$124,889	$24,558	$	―	$223,702
Cost of sales	(57,955)	(100,303)	(20,703)		―	(178,961)
Gross margin	16,300	24,586	3,855		―	44,741
Selling, general and administrative expenses	(17,222)	(17,989)	(2,481)		―	(37,692)
Loss from unconsolidated joint ventures	(682)	(28)	(812)		―	(1,522)
Equity income (loss) of subsidiaries	1,918	―	―		(1,918)	―
Interest expense	3,356	(4,241)	(1,645)		―	(2,530)
Other income (expense)	4,013	49	222		―	4,284
Homebuilding pretax income (loss)	7,683	2,377	(861)		(1,918)	7,281
Financial Services:
Financial services pretax income (loss)	(63)	63	1,429		―	1,429
Income (loss) before income taxes	7,620	2,440	568		(1,918)	8,710
(Provision) benefit for income taxes	903	(757)	(333)		―	(187)
Net income (loss)	$8,523	$1,683	$235		$(1,918)	$8,523

	Three Months Ended March 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$62,690	$75,032	$5,977	$	―	$143,699
Cost of sales	(47,103)	(63,104)	(4,105)		―	(114,312)
Gross margin	15,587	11,928	1,872		―	29,387
Selling, general and administrative expenses	(17,610)	(14,030)	(621)		―	(32,261)
Loss from unconsolidated joint ventures	(22)	(26)	(209)		―	(257)
Equity income (loss) of subsidiaries	(4,986)	―	―		4,986	―
Interest expense	(5,128)	(4,881)	(506)		―	(10,515)
Other income (expense)	(83)	(30)	405		―	292
Homebuilding pretax income (loss)	(12,242)	(7,039)	941		4,986	(13,354)
Financial Services:
Financial services pretax income (loss)	(15)	15	(1,343)		―	(1,343)
Income (loss) before income taxes	(12,257)	(7,024)	(402)		4,986	(14,697)
(Provision) benefit for income taxes	(2,540)	2,022	418		―	(100)
Net income (loss)	$(14,797)	$(5,002)	$16		$4,986	$(14,797)

21.       Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$26,208	$175	$340,187	$	―	$366,570
Restricted cash	―	―	27,798		―	27,798
Trade and other receivables	515,626	8,617	16,653		(522,380)	18,516
Inventories:
Owned	676,799	645,749	203,382		―	1,525,930
Not owned	7,009	40,568	2,583		―	50,160
Investments in unconsolidated joint ventures	23,528	2,366	56,269		―	82,163
Investments in subsidiaries	750,414	―	―		(750,414)	―
Deferred income taxes, net	4,195	―	―		148	4,343
Other assets	30,731	3,015	430		―	34,176
Total Homebuilding Assets	2,034,510	700,490	647,302		(1,272,646)	2,109,656
Financial Services:
Cash and equivalents	―	―	6,095		―	6,095
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	65,398		―	65,398
Mortgage loans held for investment, net	―	―	9,650		―	9,650
Other assets	―	―	5,663		(3,127)	2,536
Total Financial Services Assets	―	―	88,101		(3,127)	84,974
Total Assets	$2,034,510	$700,490	$735,403		$(1,275,773)	$2,194,630

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$7,732	$10,242	$1,770	$	―	$19,744
Accrued liabilities	65,851	418,018	188,199		(511,987)	160,081
Secured project debt and other notes payable	―	―	3,065		―	3,065
Senior notes payable	1,275,660	―	―		―	1,275,660
Senior subordinated notes payable	47,355	―	―		―	47,355
Total Homebuilding Liabilities	1,396,598	428,260	193,034		(511,987)	1,505,905
Financial Services:
Accounts payable and other liabilities	―	―	6,656		(5,372)	1,284
Mortgage credit facilities	―	―	57,529		(8,000)	49,529
Total Financial Services Liabilities	―	―	64,185		(13,372)	50,813
Total Liabilities	1,396,598	428,260	257,219		(525,359)	1,556,718

Equity:
Total Stockholders' Equity	637,912	272,230	478,184		(750,414)	637,912
Total Liabilities and Equity	$2,034,510	$700,490	$735,403		$(1,275,773)	$2,194,630

21.       Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$66,757	$176	$339,852	$	―	$406,785
Restricted cash	―	―	31,372		―	31,372
Trade and other receivables	485,835	5,435	23,898		(503,643)	11,525
Inventories:
Owned	647,577	623,945	205,717		―	1,477,239
Not owned	6,123	51,684	2,033		―	59,840
Investments in unconsolidated joint ventures	24,082	2,340	55,385		―	81,807
Investments in subsidiaries	766,496	―	―		(766,496)	―
Deferred income taxes, net	5,178	―	―		148	5,326
Other assets	32,496	2,965	232		―	35,693
Total Homebuilding Assets	2,034,544	686,545	658,489		(1,269,991)	2,109,587
Financial Services:
Cash and equivalents	―	―	3,737		―	3,737
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	73,811		―	73,811
Mortgage loans held for investment, net	―	―	10,115		―	10,115
Other assets	―	―	4,901		(3,063)	1,838
Total Financial Services Assets	―	―	93,859		(3,063)	90,796
Total Assets	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$6,911	$9,887	$1,031	$	―	$17,829
Accrued liabilities	82,462	406,111	181,082		(483,765)	185,890
Secured project debt and other notes payable	―	―	3,531		―	3,531
Senior notes payable	1,275,093	―	―		―	1,275,093
Senior subordinated notes payable	46,324	―	―		―	46,324
Total Homebuilding Liabilities	1,410,790	415,998	185,644		(483,765)	1,528,667
Financial Services:
Accounts payable and other liabilities	―	―	5,947		(4,793)	1,154
Mortgage credit facilities	―	―	64,808		(18,000)	46,808
Total Financial Services Liabilities	―	―	70,755		(22,793)	47,962
Total Liabilities	1,410,790	415,998	256,399		(506,558)	1,576,629

Equity:
Total Stockholders' Equity	623,754	270,547	495,949		(766,496)	623,754
Total Liabilities and Equity	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

21.       Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(58,808)	$183	$16,507	$	―	$(42,118)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(878)	(54)	(1,935)		―	(2,867)
Distributions from unconsolidated homebuilding joint ventures	750	―	239		―	989
Other investing activities	(391)	(130)	53		―	(468)
Net cash provided by (used in) investing activities	(519)	(184)	(1,643)		―	(2,346)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	3,574		―	3,574
Principal payments on secured project debt and other notes payable	―	―	(466)		―	(466)
Net proceeds from (payments on) mortgage credit facilities	―	―	2,721		―	2,721
Distributions from (contributions to) Corporate and subsidiaries	18,000	―	(18,000)		―	―
Proceeds from the exercise of stock options	778	―	―		―	778
Net cash provided by (used in) financing activities	18,778	―	(12,171)		―	6,607

Net increase (decrease) in cash and equivalents	(40,549)	(1)	2,693		―	(37,857)
Cash and equivalents at beginning of period	66,757	176	343,589		―	410,522
Cash and equivalents at end of period	$26,208	$175	$346,282	$	―	$372,665

	Three Months Ended March 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(120,361)	$220	$9,991	$	―	$(110,150)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,587)	(41)	(1,741)		―	(3,369)
Distributions from unconsolidated homebuilding joint ventures	―	―	49		―	49
Other investing activities	(641)	(19)	(69)		―	(729)
Net cash provided by (used in) investing activities	(2,228)	(60)	(1,761)		―	(4,049)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(4,175)		―	(4,175)
Principal payments on secured project debt and other notes payable	―	(164)	(241)		―	(405)
Payment of debt issuance costs	(4,575)	―	―		―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	―	―	(9,649)		―	(9,649)
Payment of common stock issuance costs	(324)	―	―		―	(324)
Proceeds from the exercise of stock options	131	―	―		―	131
Net cash provided by (used in) financing activities	(4,768)	(164)	(14,065)		―	(18,997)

Net increase (decrease) in cash and equivalents	(127,357)	(4)	(5,835)		―	(133,196)
Cash and equivalents at beginning of period	260,869	217	470,285		―	731,371
Cash and equivalents at end of period	$133,512	$213	$464,450	$	―	$598,175

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$220,317	$143,699
Land sale revenues	3,385	―
Total revenues	223,702	143,699
Cost of home sales	(175,595)	(114,312)
Cost of land sales	(3,366)	―
Total cost of sales	(178,961)	(114,312)
Gross margin	44,741	29,387
Gross margin percentage	20.0%	20.5%
Selling, general and administrative expenses	(37,692)	(32,261)
Loss from unconsolidated joint ventures	(1,522)	(257)
Interest expense	(2,530)	(10,515)
Other income (expense)	4,284	292
Homebuilding pretax income (loss)	7,281	(13,354)

Financial Services:
Revenues	3,626	1,060
Expenses	(2,260)	(2,418)
Other income	63	15
Financial services pretax income (loss)	1,429	(1,343)

Income (loss) before income taxes	8,710	(14,697)
Provision for income taxes	(187)	(100)
Net income (loss)	8,523	(14,797)
Less: Net (income) loss allocated to preferred shareholder	(3,674)	6,415
Net income (loss) available to common stockholders	$4,849	$(8,382)

Income (Loss) Per Common Share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	195,109,252	193,158,727
Diluted	199,873,977	193,158,727

Weighted average additional common shares outstanding
if preferred shares converted to common shares (1)	147,812,786	147,812,786

Net cash provided by (used in) operating activities	$(42,118)	$(110,150)
Net cash provided by (used in) investing activities	$(2,346)	$(4,049)
Net cash provided by (used in) financing activities	$6,607	$(18,997)

Adjusted Homebuilding EBITDA (2)	$31,768	$11,018
____________________
(1)
In 2008, we issued 147.8 million equivalent shares of common stock (in the form of preferred stock) in connection with the Investment Agreement with MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.  If the preferred stock was converted to common stock, the total weighted average diluted common shares outstanding for the three months ended March 31, 2012 and 2011 would have been 347.7 million and 341.0 million, respectively.

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

(2)      continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(42,118)	$(110,150)
Add:
Provision for income taxes	187	100
Homebuilding interest amortized to cost of sales and interest expense	21,105	21,495
Less:
Income (loss) from financial services subsidiary	1,366	(1,358)
Depreciation and amortization from financial services subsidiary	16	343
(Gain) loss on disposal of property and equipment	―	2
Net changes in operating assets and liabilities:
Trade and other receivables	6,991	1,163
Mortgage loans held for sale	(8,533)	(10,294)
Inventories-owned	44,201	105,146
Inventories-not owned	2,627	2,810
Other assets	(1,028)	(3,140)
Accounts payable	(1,915)	931
Accrued liabilities	11,633	1,944
Adjusted Homebuilding EBITDA	$31,768	$11,018

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview

During the 2012 first quarter, we continued to focus on disciplined land acquisition to grow community count in the move-up segment, constructing well built, innovatively designed, and energy efficient homes, and providing an industry leading customer experience, all of which contributed to our first profitable first quarter in six years.  Net income for the 2012 first quarter was $8.5 million, or $0.02 per diluted share, compared to a net loss of $14.8 million, or $0.04 per diluted share, in the first quarter of 2011.  In addition, our number of average active selling communities, average selling prices, new home deliveries, net new orders and backlog levels increased during the 2012 first quarter compared to the year earlier period. While the housing market remains challenging, affordability in each of our geographic markets generally remains attractive relative to historical metrics.  With over $366 million of unrestricted homebuilding cash and the additional amounts that remain available under our $210 million revolving credit facility, we believe we have ample liquidity to position the Company for future growth.

Homebuilding

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Homebuilding revenues:
California	$115,370	$78,910
Southwest	56,119	35,779
Southeast	52,213	29,010
Total homebuilding revenues	$223,702	$143,699

Homebuilding pretax income (loss):
California	$8,132	$(2,121)
Southwest	1,033	(3,887)
Southeast	(727)	(3,719)
Corporate	(1,157)	(3,627)
Total homebuilding pretax income (loss)	$7,281	$(13,354)

    Homebuilding pretax income for the 2012 first quarter was $7.3 million compared to a pretax loss of $13.4 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 53% increase in home sale revenues and an $8.0 million decrease in interest expense.  The 2012 first quarter also included $4.1 million of income related to the settlement of a property insurance claim.

Revenues

Home sale revenues increased 53%, from $143.7 million for the 2011 first quarter to $220.3 million for the 2012 first quarter, as a result of a 46% increase in new home deliveries and a 5% increase in our consolidated average home price to $343 thousand.

	Three Months Ended March 31,
	2012	2011	% Change
New homes delivered:
California	225	170	32%
Arizona	46	35	31%
Texas	124	76	63%
Colorado	24	17	41%
Nevada	3	5	(40%)
Total Southwest	197	133	48%
Florida	126	62	103%
Carolinas	94	74	27%
Total Southeast	220	136	62%
Consolidated total	642	439	46%
Unconsolidated joint ventures (1)	4	8	(50%)
Total (including joint ventures) (1)	646	447	45%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.

The increase in new home deliveries (exclusive of joint ventures) was driven primarily by a 64% increase in the number of homes in backlog at the beginning of the quarter as compared to the year earlier period and a 20% increase in speculative homes sold and delivered during the quarter to 259 homes, compared to 216 homes.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$498	$464	7%
Arizona	208	205	1%
Texas	298	294	1%
Colorado	377	311	21%
Nevada	190	192	(1%)
Total Southwest	285	269	6%
Florida	246	203	21%
Carolinas	226	222	2%
Total Southeast	237	213	11%
Consolidated	343	327	5%
Unconsolidated joint ventures (1)	460	391	18%
Total (including joint ventures) (1)	$344	$328	5%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.

    The increase in our consolidated average home price (excluding joint ventures) for the 2012 first quarter was due primarily to general price increases and a product mix shift to move-up home deliveries.  The 21% increase in our average home price in Florida and Colorado for the 2012 first quarter was primarily the result of a mix shift to more move-up homes and, to a lesser extent, general price increases.

Gross Margin

    Our 2012 first quarter gross margin percentage from home sales decreased slightly to 20.3% compared to 20.5% in the prior year period, driven by a reduction in the overall percentage of our deliveries from California, which typically have higher gross margins than deliveries from our other markets, and an increase in previously capitalized interest included in cost of home sales, partially offset by a decrease in sales incentives and general price increases.

SG&A Expenses

Our 2012 first quarter SG&A expenses (including Corporate G&A) were $37.7 million compared to $32.3 million for the prior year period.  Our 2012 first quarter SG&A rate from home sales was 17.1% versus a SG&A rate from home sales of 22.5% in the 2011 first quarter.  The 540 basis point improvement in our SG&A rate was primarily the result of a 53% increase in home sale revenues and the operating leverage inherent in our business.

Unconsolidated Joint Ventures

We recognized a $1.5 million loss from unconsolidated joint ventures during the 2012 first quarter compared to a $0.3 million loss in the year earlier period.  The 2012 first quarter loss from unconsolidated joint ventures was primarily attributable to our share of loss related to a Southern California land development joint venture.  Please see Note 9 to our accompanying condensed consolidated financial statements for further discussion.

Interest Expense

For the three months ended March 31, 2012 and 2011, we expensed $2.5 million and $10.5 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets. The decline in our year-over-year interest expense was primarily the result of an increase in the level of qualified assets we held as of March 31, 2012 compared to the prior year period.  To the extent our debt exceeds our qualified assets in the future, we will continue to be required to expense a portion of the interest related to such debt.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2012 was primarily attributable to a $4.1 million property insurance claim settlement received during the quarter.

Operating Data

	Three Months Ended March 31,
	2012	2011	% Change	% Absorption Change (1)
Net new orders (2):
California	327	232	41%	24%
Arizona	83	46	80%	80%
Texas	141	120	18%	30%
Colorado	26	26	―	(17%)
Nevada	5	1	400%	400%
Total Southwest	255	193	32%	36%
Florida	186	115	62%	44%
Carolinas	166	112	48%	2%
Total Southeast	352	227	55%	23%
Consolidated total	934	652	43%	25%
Unconsolidated joint ventures (3)	8	8	―	―
Total (including joint ventures)	942	660	43%	25%
____________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders of such joint ventures.

	Three Months Ended March 31,
	2012	2011	% Change
Average number of selling communities during the period:
California	51	45	13%
Arizona	9	9	―
Texas	19	21	(10%)
Colorado	6	5	20%
Nevada	1	1	―
Total Southwest	35	36	(3%)
Florida	37	33	12%
Carolinas	35	24	46%
Total Southeast	72	57	26%
Consolidated total	158	138	14%
Unconsolidated joint ventures (1)	3	3	―
Total (including joint ventures)	161	141	14%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling communities of such joint ventures.

Net new orders (excluding joint ventures) for the 2012 first quarter increased 43%, to 934 new homes, from the prior year period on a 14% increase in the number of our average active selling communities.  Our cancellation rate for the three months ended March 31, 2012 was 13%, compared to 14% for the 2011 first quarter and 19% for the 2011 fourth quarter.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog was 10% and 14%, respectively, for the 2012 and 2011 first quarter.  Our monthly sales absorption rate for the 2012 first quarter was 2.0 per community, up from 1.6 per community for the 2011 first quarter and 1.3 per community for the 2011 fourth quarter.  Although sales absorption rates improved during the 2012 first quarter as compared to the prior year periods, they still remained low relative to historical rates, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment.  These conditions have been magnified by the tightening of available mortgage credit for homebuyers and negative home equity for many perspective homebuyers who are looking to sell their existing homes.

	At March 31,
	2012		2011		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	276	$142,152	181	$97,424	52%	46%
Arizona	94	18,384	47	10,331	100%	78%
Texas	166	53,438	143	43,335	16%	23%
Colorado	35	14,118	39	12,302	(10%)	15%
Nevada	5	953	4	859	25%	11%
Total Southwest	300	86,893	233	66,827	29%	30%
Florida	222	57,632	120	24,632	85%	134%
Carolinas	175	45,207	93	22,930	88%	97%
Total Southeast	397	102,839	213	47,562	86%	116%
Consolidated total	973	331,884	627	211,813	55%	57%
Unconsolidated joint ventures (1)	7	3,304	5	2,361	40%	40%
Total (including joint ventures)	980	$335,188	632	$214,174	55%	57%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.

The dollar value of our backlog (excluding joint ventures) as of March 31, 2012 increased 57% from the year earlier period to $331.9 million, or 973 homes.  The increase in backlog value was driven primarily by a 43% increase in net new orders during the 2012 first quarter as compared to the prior year period.  Our consolidated average home price in backlog increased slightly to $341 thousand as of March 31, 2012, compared to $338 thousand as of March 31, 2011.

	At March 31,
	2012	2011	% Change
Homesites owned and controlled:
California	9,031	9,577	(6%)
Arizona	1,826	1,926	(5%)
Texas	4,199	3,478	21%
Colorado	666	768	(13%)
Nevada	1,130	1,143	(1%)
Total Southwest	7,821	7,315	7%
Florida	6,276	5,916	6%
Carolinas	2,989	2,697	11%
Total Southeast	9,265	8,613	8%
Total (including joint ventures)	26,117	25,505	2%

Homesites owned	19,935	18,221	9%
Homesites optioned or subject to contract	4,960	5,844	(15%)
Joint venture homesites (1)	1,222	1,440	(15%)
Total (including joint ventures)	26,117	25,505	2%

Homesites owned:
Raw lots	2,749	3,118	(12%)
Homesites under development	5,897	3,896	51%
Finished homesites	5,531	5,901	(6%)
Under construction or completed homes	1,872	1,680	11%
Held for sale	3,886	3,626	7%
Total	19,935	18,221	9%
____________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of March 31, 2012 increased 2% from the year earlier period and was down 1% from the 26,444 homesites owned and controlled as of December 31, 2011.

	At March 31,
	2012	2011	% Change
Homes under construction (including speculative homes):
Consolidated	990	801	24%
Joint ventures	10	11	(9%)
Total	1,000	812	23%

Speculative homes under construction:
Consolidated	470	466	1%
Joint ventures	7	9	(22%)
Total	477	475	0%

Completed and unsold homes:
Consolidated	349	409	(15%)
Joint ventures	4	4	―
Total	353	413	(15%)

We continue to closely monitor new home starts based on sales volume and the number of completed and unsold homes that we accumulate.  As of March 31, 2012, the number of completed unsold homes (excluding joint ventures) decreased 15% from the year earlier period.  Total homes under construction (excluding joint ventures) as of March 31, 2012 increased 24% compared to the year earlier period as a result of a 14% increase in the number of average selling communities for the 2012 first quarter compared to the 2011 first quarter.

Financial Services

In the 2012 first quarter our financial services subsidiary reported pretax income of approximately $1.4 million compared to a pretax loss of $1.4 million in the year earlier period.  The improvement was driven primarily by a 38% increase in the dollar volume of loans closed and sold, an increase in margins, and a $0.8 million decrease in loan loss reserve expense related to indemnification and repurchase reserves, from $1.1 million for the 2011 first quarter to $0.3 million for the 2012 first quarter.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Total Originations:
Loans	439	297
Principal	$111,824	$80,216
Capture Rate	80%	77%

Loans Sold to Third Parties:
Loans	475	337
Principal	$123,929	$90,052

Mortgage Loan Origination Product Mix:
FHA loans	26%	38%
Other government loans (VA & USDA)	20%	17%
Total government loans	46%	55%
Conforming loans	54%	45%
Jumbo loans	0%	0%
	100%	100%
Loan Type:
Fixed	97%	96%
ARM	3%	4%
Credit Quality:
Avg. FICO score	747	744
Other Data:
Avg. combined LTV ratio	86%	88%
Full documentation loans	100%	100%
Non-Full documentation loans	0%	0%

Income Taxes

During the 2012 first quarter we utilized $3.4 million of our deferred tax asset valuation to fully offset the income tax provision related to the pretax income for the period.  During the prior year period we generated a $5.7 million deferred tax asset related to the pretax loss for the quarter, which was fully reserved against through a noncash valuation allowance.  As of March 31, 2012, we had a $507.2 million deferred tax asset (excluding the $4.3 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  Approximately $112 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges which may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  No such reductions were recorded during the three months ended March 31, 2012 and 2011.  However, during the years ended December 31, 2011 and 2010, we recorded such reductions in the amounts of $12.2 million and $22.9 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.  We have recovered over 40% of the built-in losses contained in assets that we have sold since the beginning of 2010.  Please see Note 19 to our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisitions • operating expenses • joint ventures • construction and development	• principal and interest payments on debt • cash collateralization • market expansion

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes • public and private sales of our equity • public and private note offerings	• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities • tax refunds

For the three months ended March 31, 2012, we used $42.1 million of cash in operating activities versus $110.2 million in the year earlier period.  The decrease in cash used in operating activities for the 2012 first quarter as compared to the prior year was driven primarily by a 53% increase in homes sale revenues and a $54.7 million decrease in cash land purchase and development costs, partially offset by a $17 million increase in interest payments.  As of March 31, 2012, our homebuilding cash balance was $394.4 million (including $27.8 million of restricted cash).

Revolving Credit Facility. As of March 31, 2012, we were party to a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  As of March 31, 2012, we had no amounts outstanding under the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2012	Covenant Requirements at March 31, 2012
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$637.9	≥	$456.0
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.55	≤	2.75
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.21	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$356.6	≥	$131.0
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	1.06	≥	1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$82.2	≤	$303.3
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$194.8
____________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
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
(7)
As of March 31, 2012 our borrowing base plus our overadvance amount exceeded our borrowing base debt by approximately $297.1 million.  However, our borrowing base availability is limited by our total commitment, which was $210 million as of March 31, 2012.  In addition, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that further limits our permitted borrowings to $194.8 million as of March 31, 2012, which represents $100 million plus 90% of the book value of our completed model home inventory.

    Letter of Credit Facilities.  As of March 31, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $20.1 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to November 2013.  As of March 31, 2012 these facilities were secured by cash collateral deposits of $27.7 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

    Senior and Senior Subordinated Notes.  The principal amount outstanding of our senior and senior subordinated notes payable consisted of the following as of March 31, 2012:

March 31, 2012
(Dollars in thousands)

9¼% Senior Subordinated Notes due April 2012	$9,990
6% Convertible Senior Subordinated Notes due October 2012	39,613
6¼% Senior Notes due April 2014	4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
$1,339,363

    These notes (excluding our convertible senior subordinated notes) contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of March 31, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

    The leverage and interest coverage conditions contained in our 10¾% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at March 31, 2012	Covenant Requirements at March 31, 2012

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	2.11	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	0.89	≥ 2.00
____________________
(1)
Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million.  As of March 31, 2012, our unrestricted subsidiaries had approximately $337.3 million of unrestricted cash.  As of March 31, 2012, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp.  If such a distribution were to occur, the Leverage Ratio would be positively impacted.

    As of March 31, 2012, we had $39.6 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2012 outstanding (the “Convertible Notes”).  In accordance with ASC Topic 470, Debt, a portion of our Convertible Notes has been classified in stockholders’ equity ($2.2 million as of March 31, 2012) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes.

    We repaid the remaining $10.0 million principal balance of our 9¼% Senior Subordinated Notes upon maturity in April 2012.

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

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 36, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2012, we held interests in eight active joint ventures with no project specific financing outstanding.

    Secured Project Debt and Other Notes Payable.  At March 31, 2012, we had approximately $3.1 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

    Mortgage Credit Facility.  At March 31, 2012, we had approximately $49.5 million outstanding under our mortgage financing subsidiary’s mortgage credit facility, a $50 million repurchase facility maturing in July 2012.  This facility requires Standard Pacific Mortgage to maintain a cash collateral account, which totaled $1.3 million as of March 31, 2012, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in this facility.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At March 31, 2012, we had approximately $192.7 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $92.6 million remaining in cost to complete.

    Availability of Additional Liquidity.  The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change.  There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources.  A weakening of our financial condition, including in particular a material increase in our leverage or a decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the three months ended March 31, 2012.

    Leverage.  Our homebuilding debt to total book capitalization was 67.5% at March 31, 2012 and our adjusted net homebuilding debt to adjusted total book capitalization was 59.4%.  This adjusted ratio reflects the offset of homebuilding cash and excludes $49.5 million of indebtedness of our financial services subsidiary.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At March 31, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2012, we had non-refundable cash deposits outstanding of approximately $23.2 million and capitalized preacquisition and other development and construction costs of approximately $7.2 million relating to land purchase and option contracts having a total remaining purchase price of approximately $208.2 million.  Approximately $23.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2012, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  As of March 31, 2012, we had $3.9 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.7 million remaining in cost to complete.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies.  We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Segment reporting;
•	Inventories and impairments;
•	Stock-based compensation;
•	Homebuilding revenue and cost of sales;
•	Variable interest entities;
•	Unconsolidated homebuilding and land development joint ventures;
•	Warranty accruals;
•	Insurance and litigation accruals; and
•	Income taxes.

There have been no significant changes to our critical accounting policies from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2012.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of March 31, 2012, Standard Pacific Mortgage had approximately $66.9 million in closed mortgage loans held for sale and $40.2 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	adverse developments in general and local economic conditions that affect the demand for homes;
•	the impact of downturns in homebuyer demand on revenues, margins and impairments;
•	the market value and availability of land;
•	our dependence on the California market and, to a lesser extent, the Florida market;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;
•	the risk of our longer term acquisition strategy;
•	our ability to obtain suitable bonding for development of our communities;
•	the cost and availability of labor and materials;
•	adverse weather conditions and natural disasters;
•	litigation and warranty claims;
•	our reliance on subcontractors and the adverse impact of their ability to properly construct our homes;
•
risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market and exposure to regulatory investigations or lawsuits claiming improper lending practices;

•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;
•	government regulation, including environmental, building, climate change, worker health, safety, zoning and land use regulation;
•	the impact of “slow growth”, “no growth” or similar initiatives;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the amount of, and our ability to repay, renew or extend, our outstanding debt;
•	our ability to obtain additional capital when needed and at an acceptable cost;
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
•
our inability to realize the benefit of our net deferred tax asset and other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 1A.   RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.  For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

*3.1	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.

+*10.1
Standard Terms and Conditions for Capped Stock Appreciation Rights (2008 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012.

+*10.2
Standard Terms and Conditions for Restricted Stock Grants (2008 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012.

+*10.3
Standard Terms and Conditions for 2012 Performance Share Awards (2008 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012.

+*10.4
Form of Severance and Change in Control Protection Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

____________________
(*) Previously filed.
(+) Management contract, compensation plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    STANDARD PACIFIC CORP.
                   (Registrant)

Dated: May 1, 2012	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2012	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)