Form 10-Q
period 2012-06-30
STANDARD PACIFIC CORP /DE/
filed 2012-07-27
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Registrant's shares of common stock outstanding at July 26, 2012: 200,078,947

STANDARD PACIFIC CORP.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$274,872	$204,236	$495,189	$347,935
Land sale revenues	―	109	3,385	109
Total revenues	274,872	204,345	498,574	348,044
Cost of home sales	(218,586)	(169,433)	(394,181)	(283,745)
Cost of land sales	―	(114)	(3,366)	(114)
Total cost of sales	(218,586)	(169,547)	(397,547)	(283,859)
Gross margin	56,286	34,798	101,027	64,185
Selling, general and administrative expenses	(41,952)	(38,443)	(79,644)	(70,704)
Loss from unconsolidated joint ventures	(1,146)	(379)	(2,668)	(636)
Interest expense	(1,617)	(7,444)	(4,147)	(17,959)
Other income (expense)	307	977	4,591	1,269
Homebuilding pretax income (loss)	11,878	(10,491)	19,159	(23,845)
Financial Services:
Revenues	5,405	2,535	9,031	3,595
Expenses	(2,915)	(2,429)	(5,175)	(4,847)
Other income	84	41	147	56
Financial services pretax income (loss)	2,574	147	4,003	(1,196)

Income (loss) before income taxes	14,452	(10,344)	23,162	(25,041)
Provision for income taxes	(189)	(175)	(376)	(275)
Net income (loss)	14,263	(10,519)	22,786	(25,316)
Less: Net (income) loss allocated to preferred shareholder	(6,130)	4,554	(9,807)	10,968
Less: Net (income) loss allocated to unvested restricted stock	(15)	―	(12)	―
Net income (loss) available to common stockholders	$8,118	$(5,965)	$12,967	$(14,348)

Income (Loss) Per Common Share:
Basic	$0.04	$(0.03)	$0.07	$(0.07)
Diluted	$0.04	$(0.03)	$0.06	$(0.07)

Weighted Average Common Shares Outstanding:
Basic	195,746,733	193,577,324	195,427,992	193,369,182
Diluted	201,340,622	193,577,324	200,564,039	193,369,182

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	349,153,408	341,390,110	348,376,825	341,181,968

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
	(Unaudited)

Net income (loss)	$14,263	$(10,519)	$22,786	$(25,316)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	1,596	1,596	3,192	3,175
Comprehensive income (loss)	$15,859	$(8,923)	$25,978	$(22,141)

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$292,107	$406,785
Restricted cash	25,135	31,372
Trade and other receivables	18,987	11,525
Inventories:
Owned	1,605,138	1,477,239
Not owned	86,434	59,840
Investments in unconsolidated joint ventures	85,465	81,807
Deferred income taxes, net of valuation allowance of $499,701 and $510,621 at
June 30, 2012 and December 31, 2011, respectively	3,360	5,326
Other assets	34,825	35,693
Total Homebuilding Assets	2,151,451	2,109,587
Financial Services:
Cash and equivalents	6,775	3,737
Restricted cash	1,295	1,295
Mortgage loans held for sale, net	70,091	73,811
Mortgage loans held for investment, net	9,522	10,115
Other assets	3,187	1,838
Total Financial Services Assets	90,870	90,796
Total Assets	$2,242,321	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$16,376	$17,829
Accrued liabilities	203,387	185,890
Secured project debt and other notes payable	4,934	3,531
Senior notes payable	1,276,258	1,275,093
Senior subordinated notes payable	38,490	46,324
Total Homebuilding Liabilities	1,539,445	1,528,667
Financial Services:
Accounts payable and other liabilities	1,825	1,154
Mortgage credit facilities	44,427	46,808
Total Financial Services Liabilities	46,252	47,962
Total Liabilities	1,585,697	1,576,629

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares
issued and outstanding at June 30, 2012 and December 31, 2011	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 199,933,447 and 198,563,273 shares issued and outstanding at June 30, 2012 and
December 31, 2011, respectively	1,999	1,985
Additional paid-in capital	1,246,058	1,239,180
Accumulated deficit	(585,983)	(608,769)
Accumulated other comprehensive loss, net of tax	(5,455)	(8,647)
Total Equity	656,624	623,754
Total Liabilities and Equity	$2,242,321	$2,200,383

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$22,786	$(25,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from unconsolidated joint ventures	2,668	636
Cash distributions of income from unconsolidated joint ventures	160	20
Depreciation and amortization	1,209	1,902
Loss on disposal of property and equipment	3	―
Amortization of stock-based compensation	2,959	5,459
Inventory impairment charges and deposit write-offs	133	5,959
Changes in cash and equivalents due to:
Trade and other receivables	(7,462)	(11,493)
Mortgage loans held for sale	4,103	(4,770)
Inventories - owned	(115,187)	(194,058)
Inventories - not owned	(3,499)	(12,800)
Other assets	(77)	2,028
Accounts payable	(1,453)	(138)
Accrued liabilities	(5,061)	458
Net cash provided by (used in) operating activities	(98,718)	(232,113)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(8,281)	(8,820)
Distributions from unconsolidated homebuilding joint ventures	1,795	49
Other investing activities	(1,405)	(753)
Net cash provided by (used in) investing activities	(7,891)	(9,524)

Cash Flows From Financing Activities:
Change in restricted cash	6,237	(5,576)
Principal payments on secured project debt and other notes payable	(644)	(523)
Principal payments on senior subordinated notes payable	(9,990)	―
Payment of debt issuance costs	―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	(2,381)	4,529
Payment of common stock issuance costs	―	(324)
Proceeds from the exercise of stock options	1,747	410
Net cash provided by (used in) financing activities	(5,031)	(6,059)

Net increase (decrease) in cash and equivalents	(111,640)	(247,696)
Cash and equivalents at beginning of period	410,522	731,371
Cash and equivalents at end of period	$298,882	$483,675

Cash and equivalents at end of period	$298,882	$483,675
Homebuilding restricted cash at end of period	25,135	33,814
Financial services restricted cash at end of period	1,295	2,870
Cash and equivalents and restricted cash at end of period	$325,312	$520,359

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

1.       Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Standard Pacific Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2012 and the results of operations and cash flows for the periods presented.  Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the period ended June 30, 2012.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(Dollars in thousands)
Homebuilding revenues:
California		$147,087		$113,737		$262,457	$192,647
Southwest		64,115		47,153		120,234	82,932
Southeast		63,670		43,455		115,883	72,465
Total homebuilding revenues		$274,872		$204,345		$498,574	$348,044

Homebuilding pretax income (loss):
California		$8,583		$(413)		$16,715	$(2,534)
Southwest		1,947		(3,647)		2,980	(7,534)
Southeast		652		(2,385)		(75)	(6,104)
Corporate		696		(4,046)		(461)	(7,673)
Total homebuilding pretax income (loss)		$11,878		$(10,491)		$19,159	$(23,845)

Homebuilding income (loss) from unconsolidated joint ventures:
California		$(1,099)		$(366)		$(2,592)	$(605)
Southwest		(8)		(8)		(13)	(16)
Southeast		(39)		(5)		(63)	(15)
Total homebuilding income (loss) from unconsolidated joint ventures		$(1,146)		$(379)		$(2,668)	$(636)

Inventory impairments:
California	$	―		$3,837	$	―	$3,837
Southwest		―		2,122		―	2,122
Southeast		―		―		―	―
Total inventory impairments	$	―		$5,959	$	―	$5,959

Restructuring charges:
California	$	―	$	―	$	―	$424
Southwest		―		―		―	47
Southeast		―		―		―	―
Corporate		―		―		―	90
Total restructuring charges	$	―	$	―	$	―	$561

    Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Homebuilding assets:
California	$1,059,857	$985,560
Southwest	378,258	355,060
Southeast	368,622	294,996
Corporate	344,714	473,971
Total homebuilding assets	$2,151,451	$2,109,587

Homebuilding investments in unconsolidated joint ventures:
California	$81,128	$76,999
Southwest	2,758	2,770
Southeast	1,579	2,038
Total homebuilding investments in unconsolidated joint ventures	$85,465	$81,807

4.       Earnings (Loss) Per Common Share

We compute earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings (loss) per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method.  The two-class method is an allocation of earnings (loss) between the holders of common stock and a company's participating security holders.  Under the two-class method, earnings (loss) for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.

Basic earnings (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding.  Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), and our unvested restricted stock, are classified as participating securities in accordance with ASC 260.  Net income (loss) allocated to the holders of our Series B Preferred Stock and unvested restricted stock is calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

    For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and convertible debt using the if-converted method.  For the three and six months ended June 30, 2011, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.  Shares outstanding under the share lending facility are not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower must return to us all borrowed shares (or identical shares) on or about October 1, 2012, or earlier in certain circumstances.  The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)

Numerator:
Net income (loss)	$14,263	$(10,519)	$22,786	$(25,316)
Less: Net (income) loss allocated to preferred shareholder	(6,130)	4,554	(9,807)	10,968
Less: Net (income) loss allocated to unvested restricted stock	(15)	―	(12)	―
Net income (loss) available to common stockholders	$8,118	$(5,965)	$12,967	$(14,348)

Denominator:
Weighted average basic common shares outstanding	195,746,733	193,577,324	195,427,992	193,369,182
Stock options	5,593,889	―	5,136,047	―
Weighted average diluted common shares outstanding	201,340,622	193,577,324	200,564,039	193,369,182

Income (loss) per common share:
Basic	$0.04	$(0.03)	$0.07	$(0.07)
Diluted	$0.04	$(0.03)	$0.06	$(0.07)

As of June 30, 2012 and 2011, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock.  In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock was converted to common stock, all net income (loss) would be allocated to common stock and unvested restricted stock in the computation of earnings (loss) per share.

 5.       Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period.  Stock-based compensation awards are valued at the fair value on the date of grant.

During the six months ended June 30, 2012, we issued 462,119 shares of common stock to our officers and key employees, 49,552 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards) and 7,610 shares to all employees in connection with a companywide stock grant.  Additionally, in connection with the Company’s 2012 incentive compensation program, on April 2, 2012 (“issuance date”) the Compensation Committee of our Board of Directors granted long-term equity awards to executive officers and certain key employees of the Company.  The grant consisted of the following awards:

•	Restricted Stock – 356,725 shares of restricted common stock vesting in three equal installments on each of the first three anniversaries of the issuance date;

•
Capped Stock Appreciation Rights (“SAR”) – 3,374,779 capped common stock appreciation rights with a grant price equal to the closing price of the Company’s common stock ($4.29) on the issuance date (the “grant price”), vesting in three equal installments on each of the first three anniversaries of the issuance date, and with the value per share of the award capped at the difference between twelve dollars ($12) and the grant price; and

•
Performance Share Awards – 405,012 target performance share awards with payouts at 1-4 times the target number of shares of common stock based on the Company’s actual earnings per share for the year ended December 31, 2014.

On April 2, 2012 the Compensation Committee of our Board of Directors also provided a one-time grant of 2,700,000 market based capped stock appreciation rights ("Market Based SAR") to 12 senior executives.  These market based grants have a five year term and vest in three equal tranches only if the Company’s common stock closing price reaches eight ($8), nine ($9) and ten ($10) dollars, respectively, for twenty consecutive trading days.  The value per share of the award is capped at the difference between twelve dollars ($12) and the grant price.

Total compensation expense recognized related to stock-based compensation was $1.9 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, we recognized stock-based compensation expense of $3.0 million and $5.5 million, respectively.  As of June 30, 2012, total unrecognized stock-based compensation expense was $9.4 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.2 years.

6.       Restricted Cash

At June 30, 2012, restricted cash included $26.4 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($25.1 million of homebuilding restricted cash and $1.3 million of financial services restricted cash).

7.       Inventories

   a. Inventories Owned

    Inventories owned consisted of the following at:

	June 30, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$583,684	$255,519	$248,006	$1,087,209
Homes completed and under construction	247,259	67,510	88,131	402,900
Model homes	83,690	14,196	17,143	115,029
Total inventories owned	$914,633	$337,225	$353,280	$1,605,138

	December 31, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$614,668	$221,481	$200,680	$1,036,829
Homes completed and under construction	205,515	67,200	67,134	339,849
Model homes	70,117	14,005	16,439	100,561
Total inventories owned	$890,300	$302,686	$284,253	$1,477,239

    In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the six months ended June 30, 2012 and 2011, the total number of projects included in inventories-owned and reviewed for impairment were 264 and 251, respectively.  Based on the impairment review, we did not record any inventory impairments during the three and six months ended June 30, 2012, and recorded $6.0 million of inventory impairments during the three and six months ended June 30, 2011.

    b. Inventories Not Owned

    Inventories not owned consisted of the following at:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Land purchase and lot option deposits	$25,559	$24,379
Other lot option contracts, net of deposits	60,875	35,461
Total inventories not owned	$86,434	$59,840

    Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of June 30, 2012, we were not required to consolidate any VIEs.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  Other lot option contracts noted in the table above represent specific performance obligations where the land option contract contains a binding obligation requiring us to complete the lot purchases.

    We incurred pretax charges of $0.1 million related to deposit write-offs for the six months ended June 30, 2012.  These charges related to our Southeast reportable segment and were included in other income (expense) in the accompanying condensed consolidated statements of operations.  We did not record any deposit write-offs during the six months ended June 30, 2011.We continue to evaluate the terms of open land option and purchase contracts and may write-off option deposits in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

8.       Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the three months ended June 30, 2012 and 2011, we expensed $1.6 million and $7.4 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835.   For the six months ended June 30, 2012 and 2011, we expensed $4.1 million and $18.0 million, respectively, of interest costs in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
	(Dollars in thousands)

Total interest incurred (1)		$35,305	$35,353	$70,620	$70,207
Less: Interest capitalized to inventories owned		(31,876)	(26,186)	(62,868)	(48,896)
Less: Interest capitalized to investments in unconsolidated joint ventures		(1,812)	(1,723)	(3,605)	(3,352)
Interest expense		$1,617	$7,444	$4,147	$17,959

Interest previously capitalized to inventories owned, included in cost of home sales		$24,465	$16,108	$43,021	$27,088
Interest previously capitalized to inventories owned, included in cost of land sales	$	―	$38	$19	$38
Interest previously capitalized to investments in unconsolidated joint ventures,
included in loss from unconsolidated joint ventures		$231	$121	$435	$258
Interest capitalized in ending inventories owned		$208,354	$169,705	$208,354	$169,705
Interest capitalized as a percentage of inventories owned		13.0%	12.3%	13.0%	12.3%
Interest capitalized in ending investments in unconsolidated joint ventures		$12,281	$7,571	$12,281	$7,571
Interest capitalized as a percentage of investments in unconsolidated joint ventures		14.4%	9.2%	14.4%	9.2%
____________________
(1)
For the three and six months ended June 30, 2012, interest incurred included the noncash amortization of $2.6 million and $5.2 million, respectively, of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 15 “Derivative Instruments and Hedging Activities”).  For the three and six months ended June 30, 2011, interest incurred included the noncash amortization of $2.6 million and $5.1 million, respectively, of interest related to the Term Loan B swap.

9.       Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

    The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Revenues	$4,705	$5,963	$7,304	$18,373
Cost of sales and expenses	(4,882)	(5,302)	(7,581)	(15,766)
Income (loss) of unconsolidated joint ventures	$(177)	$661	$(277)	$2,607
Loss from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(1,146)	$(379)	$(2,668)	$(636)

Loss from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures.  For the three and six months ended June 30, 2012 and 2011, loss from unconsolidated joint ventures was primarily attributable to our share of losses related to one Southern California land development joint venture, which were allocated based on the provisions of the underlying joint venture operating agreement.

During each of the six months ended June 30, 2012 and 2011, a total of six unconsolidated joint venture projects were reviewed for impairment, with certain joint ventures having multiple real estate projects.  Based on the impairment review, no joint venture projects were determined to be impaired for the six months ended June 30, 2012 and 2011.

    The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Cash	$15,988	$24,155
Inventories	247,162	230,571
Other assets	9,676	11,190
Total assets	$272,826	$265,916

Liabilities and Equity:
Accounts payable and accrued liabilities	$19,608	$21,190
Standard Pacific equity	77,670	77,259
Other members' equity	175,548	167,467
Total liabilities and equity	$272,826	$265,916

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$85,465	$81,807

    In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture.  Our investments in unconsolidated joint ventures also included approximately $12.3 million and $9.1 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2012 and December 31, 2011, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of June 30, 2012, with the exception of one homebuilding joint venture, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures because they were not deemed to be VIEs.  As of June 30, 2012, we held an interest in one homebuilding joint venture in Northern California that was deemed to be a VIE.  Our investment in this joint venture was approximately $5.8 million, which represents our maximum exposure to loss if we elect to forfeit our membership interest in this entity.  As of June 30, 2012, this joint venture owns approximately $8.4 million of assets, primarily representing real estate inventories, and has no debt outstanding.  We have determined that based on the voting rights with respect to major decisions, as defined in the underlying joint venture operating agreement, both members of this joint venture share equally in the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, we are not required to consolidate this joint venture as neither member is deemed to be the primary beneficiary.

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

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)

Warranty accrual, beginning of the period	$17,572	$20,866
Warranty costs accrued during the period	656	1,432
Warranty costs paid during the period	(1,635)	(1,660)
Warranty accrual, end of the period	$16,593	$20,638

11.     Revolving Credit Facility and Letter of Credit Facilities

As of June 30, 2012, we were party to a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  The Revolving Facility contains financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of the date hereof, we satisfied the conditions that would allow us to borrow up to $203.5 million under the facility and had no amounts outstanding.

As of June 30, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $17.4 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to November 2013.  As of June 30, 2012 these facilities were secured by cash collateral deposits of $25.0 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.     Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.  At June 30, 2012, we had approximately $4.9 million outstanding in secured project debt and other notes payable.

13.     Senior and Senior Subordinated Notes Payable

Senior notes payable consisted of the following at:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	264,352	262,968
8⅜% Senior Notes due May 2018, net of premium	580,184	580,523
8⅜% Senior Notes due January 2021, net of discount	396,962	396,842
	$1,276,258	$1,275,093

Senior subordinated notes payable consisted of the following at:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

6% Convertible Senior Subordinated Notes due October 2012, net of discount	$38,490	$36,339
9¼% Senior Subordinated Notes due April 2012, net of discount	―	9,985
	$38,490	$46,324

    The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. These senior notes contain various restrictive covenants, including, with respect to the 10¾% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of June 30, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.  In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries.  As of June 30, 2012, we had approximately $274.5 million of cash available in our unrestricted subsidiaries.  Many of our wholly owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

Certain provisions of ASC Topic 470, Debt, require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  Our Convertible Senior Subordinated Notes due 2012 (the “Convertible Notes”) are being accreted to their redemption value, approximately $39.6 million, over the remaining term of these notes.  The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $1.1 million and $3.3 million at June 30, 2012 and December 31, 2011, respectively.  Interest capitalized to inventories owned is included in cost of sales as related homebuilding revenues are recognized (please see Note 8 “Capitalization of Interest”).

We repaid the remaining $10.0 million principal balance of our 9¼% Senior Subordinated Notes upon maturity in April 2012.

14.     Preferred Stock

At June 30, 2012, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of June 30, 2012, the outstanding shares of common stock (89.4 million shares) and Series B Preferred Stock owned by MatlinPatterson represented approximately 68% of the total number of shares of our common stock outstanding on an if-converted basis.

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

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements.  As a result, we have no payment obligation remaining related to interest rate swap agreements.  The $24.5 million cost associated with the early unwind of the interest rate swap agreements is being amortized over a period of approximately 2.3 years (or May 2013), the original maturity date of the terminated instruments.  As of June 30, 2012, the remaining unamortized balance of $5.5 million is included in accumulated other comprehensive loss, net of tax, and $3.4 million is included in deferred income taxes in the accompanying condensed consolidated balance sheets.  For each of the three months ended June 30, 2012 and 2011, we recorded after-tax other comprehensive income of $1.6 million related to the swap agreements.

16.     Mortgage Credit Facility

At June 30, 2012, we had $44.4 million outstanding under our mortgage financing subsidiary’s mortgage credit facility, a $50 million repurchase facility.  This facility requires Standard Pacific Mortgage to maintain a cash collateral account, which totaled $1.3 million as of June 30, 2012, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in this facility.

In July 2012, Standard Pacific Mortgage renewed the $50 million repurchase facility, increasing the overall facility commitment amount to $75 million, and extended its maturity date to July 3, 2013.

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

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

    Mortgage loans held for sale have been measured at fair value in accordance with ASC 820 for the three months ended June 30, 2012:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Mortgage loans held for sale	$73,011	$ ―	$73,011	$ ―

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

    The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		June 30, 2012		December 31, 2011
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$9,522	$9,522	$10,115	$10,115
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,276,258	$1,417,426	$1,275,093	$1,243,209
Senior subordinated notes payable, net	Level 2	$38,490	$41,926	$46,324	$50,793

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

18.     Commitments and Contingencies

   a. Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At June 30, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2012, we had non-refundable cash deposits outstanding of approximately $23.1 million and capitalized preacquisition and other development and construction costs of approximately $11.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $218.2 million.  Approximately $60.9 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

   b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of June 30, 2012, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  In addition, as of June 30, 2012, our joint ventures had $3.4 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

   c. Surey Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At June 30, 2012, we had approximately $192.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $84.2 million remaining in cost to complete.

   d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $53.9 million at June 30, 2012 and carried a weighted average interest rate of approximately 3.7%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of June 30, 2012, Standard Pacific Mortgage had approximately $70.6 million in closed mortgage loans held for sale and $55.7 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of June 30, 2012, we had incurred an aggregate of $9.1 million in losses related to loan repurchases and make-whole payments we had been required to make on the $6.8 billion total dollar value of the loans we originated from the beginning of 2004 through the second quarter of 2012.  During the three months ended June 30, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $0.3 million and $1.4 million, respectively, and during the six months ended June 30, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $0.6 million and $2.6 million, respectively.  As of June 30, 2012, Standard Pacific Mortgage had repurchase reserves related to loans sold of approximately $3.0 million.  In addition, during the six months ended June 30, 2012 and 2011, Standard Pacific Mortgage made make-whole payments totaling approximately $0.6 million related to four loans and $1.0 million related to seven loans, respectively.

Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  As of June 30, 2012, Standard Pacific Mortgage had $13.8 million of loans held for investment that had a loan loss reserve of approximately $4.3 million.  During the six months ended June 30, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.4 million and $0.1 million, respectively.

   e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to subcontractors added to our general liability insurance policy.  We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of June 30, 2012 and December 31, 2011 were $53.6 million and $55.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

    f.     Restructuring Costs

During 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce as a result of our operations having been impacted by weak housing demand in substantially all of our markets.  During the six months ended June 30, 2011, we recorded $0.6 million of homebuilding restructuring charges, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume. We did not incur any restructuring charges in the six months ended June 30, 2012.  The total amount of restructuring charges incurred from January 1, 2008 through June 30, 2012 was $48.7 million, of which $30.7 million related to employee severance costs, $13.7 million related to lease termination and other exit costs and $4.3 million related to property and equipment disposals.  We believe that our restructuring activities are substantially complete as of June 30, 2012.

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

    The components of our net deferred income tax asset are as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Inventory	$167,348	$184,393
Financial accruals	51,471	52,493
Federal net operating loss carryforwards	216,612	210,013
State net operating loss carryforwards	51,572	51,003
Goodwill impairment charges	16,314	17,482
Other, net	(256)	563
Total deferred tax asset	503,061	515,947
Less: Valuation allowance	(499,701)	(510,621)
Net deferred tax asset	$3,360	$5,326

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

As of June 30, 2012, we had a deferred tax asset of $499.7 million (excluding the $3.4 million deferred tax asset related to our terminated interest rate swap).  During the three and six months ended June 30, 2012, we utilized $5.7 million and $9.2 million, respectively, of our deferred tax asset valuation allowance to fully offset the income tax provision related to our pretax income for the periods.  As of June 30, 2012, due primarily to our current and cumulative losses, the uncertainty as to the strength of the housing market's recent improvement and its impact on our ability to predict future taxable income, we have determined that an aggregate valuation allowance of $499.7 million against our deferred tax asset is required.  If we generate taxable income in the future, subject to the potential limitations discussed below, we expect to be able to reduce our effective tax rate through a reduction in this valuation allowance.

We underwent a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”) on June 27, 2008. As a result, a portion of our deferred tax asset became subject to the various limitations on its use that are imposed by Section 382.  At June 30, 2012, $254 million of this asset was subject to limitations, of which $107 million was subject to the unrealized built-in loss limitations and $147 million was subject to federal and state net operating loss carryforward limitations.

The limitations ultimately placed on the $107 million subject to the unrealized built-in loss limitations depends on, among other things, when, and at what price, we dispose of assets with built-in losses.  Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  During the six months ended June 30, 2012 and 2011, we recorded such reductions in the amounts of $1.8 million and $2.9 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.

As of June 30, 2012, $147 million (or approximately $359 million and $373 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the $15.6 million gross annual deduction limitation for both federal and state purposes.  The remaining $121 million (or approximately $264 million and $459 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

As of June 30, 2012, our liability for gross unrecognized tax benefits was $13.5 million, all of which, if recognized, would reduce our effective tax rate.  There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended June 30, 2012, nor do we anticipate significant changes during the next 12-month period.  As of June 30, 2012, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2007 through 2011.

20.     Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

    The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$59,666	$42,328
Income taxes	$175	$31

21.     Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$113,416	$141,476	$19,980	$	―	$274,872
Cost of sales	(88,545)	(113,620)	(16,421)		―	(218,586)
Gross margin	24,871	27,856	3,559		―	56,286
Selling, general and administrative expenses	(19,145)	(20,533)	(2,274)		―	(41,952)
Loss from unconsolidated joint ventures	(276)	(91)	(779)		―	(1,146)
Equity income (loss) of subsidiaries	2,867	―	―		(2,867)	―
Interest expense	4,383	(4,343)	(1,657)		―	(1,617)
Other income (expense)	(205)	251	261		―	307
Homebuilding pretax income (loss)	12,495	3,140	(890)		(2,867)	11,878
Financial Services:
Financial services pretax income (loss)	(84)	84	2,574		―	2,574
Income (loss) before income taxes	12,411	3,224	1,684		(2,867)	14,452
(Provision) benefit for income taxes	1,852	(1,225)	(816)		―	(189)
Net income (loss)	$14,263	$1,999	$868		$(2,867)	$14,263

	Three Months Ended June 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$82,010	$110,863	$11,472	$	―	$204,345
Cost of sales	(66,305)	(93,676)	(9,566)		―	(169,547)
Gross margin	15,705	17,187	1,906		―	34,798
Selling, general and administrative expenses	(20,145)	(17,309)	(989)		―	(38,443)
Income (loss) from unconsolidated joint ventures	92	(10)	(461)		―	(379)
Equity income (loss) of subsidiaries	(3,296)	―	―		3,296	―
Interest expense	(1,779)	(5,151)	(514)		―	(7,444)
Other income (expense)	477	52	448		―	977
Homebuilding pretax income (loss)	(8,946)	(5,231)	390		3,296	(10,491)
Financial Services:
Financial services pretax income (loss)	(41)	41	147		―	147
Income (loss) before income taxes	(8,987)	(5,190)	537		3,296	(10,344)
(Provision) benefit for income taxes	(1,532)	1,230	127		―	(175)
Net income (loss)	$(10,519)	$(3,960)	$664		$3,296	$(10,519)

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$187,671	$266,365	$44,538	$	―	$498,574
Cost of sales	(146,500)	(213,923)	(37,124)		―	(397,547)
Gross margin	41,171	52,442	7,414		―	101,027
Selling, general and administrative expenses	(36,367)	(38,522)	(4,755)		―	(79,644)
Loss from unconsolidated joint ventures	(958)	(119)	(1,591)		―	(2,668)
Equity income (loss) of subsidiaries	4,785	―	―		(4,785)	―
Interest expense	7,739	(8,584)	(3,302)		―	(4,147)
Other income (expense)	3,808	300	483		―	4,591
Homebuilding pretax income (loss)	20,178	5,517	(1,751)		(4,785)	19,159
Financial Services:
Financial services pretax income (loss)	(147)	147	4,003		―	4,003
Income (loss) before income taxes	20,031	5,664	2,252		(4,785)	23,162
(Provision) benefit for income taxes	2,755	(1,982)	(1,149)		―	(376)
Net income (loss)	$22,786	$3,682	$1,103		$(4,785)	$22,786

	Six Months Ended June 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$144,700	$185,895	$17,449	$	―	$348,044
Cost of sales	(113,408)	(156,780)	(13,671)		―	(283,859)
Gross margin	31,292	29,115	3,778		―	64,185
Selling, general and administrative expenses	(37,755)	(31,339)	(1,610)		―	(70,704)
Income (loss) from unconsolidated joint ventures	70	(36)	(670)		―	(636)
Equity income (loss) of subsidiaries	(8,282)	―	―		8,282	―
Interest expense	(6,907)	(10,032)	(1,020)		―	(17,959)
Other income (expense)	394	22	853		―	1,269
Homebuilding pretax income (loss)	(21,188)	(12,270)	1,331		8,282	(23,845)
Financial Services:
Financial services pretax income (loss)	(56)	56	(1,196)		―	(1,196)
Income (loss) before income taxes	(21,244)	(12,214)	135		8,282	(25,041)
(Provision) benefit for income taxes	(4,072)	3,252	545		―	(275)
Net income (loss)	$(25,316)	$(8,962)	$680		$8,282	$(25,316)

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$17,371	$213	$274,523	$	―	$292,107
Restricted cash	―	―	25,135		―	25,135
Trade and other receivables	571,475	5,226	24,366		(582,080)	18,987
Inventories:
Owned	693,965	665,486	245,687		―	1,605,138
Not owned	44,489	39,717	2,228		―	86,434
Investments in unconsolidated joint ventures	23,475	2,326	59,664		―	85,465
Investments in subsidiaries	698,281	―	―		(698,281)	―
Deferred income taxes, net	3,212	―	―		148	3,360
Other assets	31,065	3,130	630		―	34,825
Total Homebuilding Assets	2,083,333	716,098	632,233		(1,280,213)	2,151,451
Financial Services:
Cash and equivalents	―	―	6,775		―	6,775
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	70,091		―	70,091
Mortgage loans held for investment, net	―	―	9,522		―	9,522
Other assets	―	―	6,329		(3,142)	3,187
Total Financial Services Assets	―	―	94,012		(3,142)	90,870
Total Assets	$2,083,333	$716,098	$726,245		$(1,283,355)	$2,242,321

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$5,674	$8,650	$2,052	$	―	$16,376
Accrued liabilities	106,287	433,219	226,525		(562,644)	203,387
Secured project debt and other notes payable	―	―	4,934		―	4,934
Senior notes payable	1,276,258	―	―		―	1,276,258
Senior subordinated notes payable	38,490	―	―		―	38,490
Total Homebuilding Liabilities	1,426,709	441,869	233,511		(562,644)	1,539,445
Financial Services:
Accounts payable and other liabilities	―	―	8,255		(6,430)	1,825
Mortgage credit facilities	―	―	60,427		(16,000)	44,427
Total Financial Services Liabilities	―	―	68,682		(22,430)	46,252
Total Liabilities	1,426,709	441,869	302,193		(585,074)	1,585,697

Equity:
Total Stockholders' Equity	656,624	274,229	424,052		(698,281)	656,624
Total Liabilities and Equity	$2,083,333	$716,098	$726,245		$(1,283,355)	$2,242,321

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$66,757	$176	$339,852	$	―	$406,785
Restricted cash	―	―	31,372		―	31,372
Trade and other receivables	485,835	5,435	23,898		(503,643)	11,525
Inventories:
Owned	647,577	623,945	205,717		―	1,477,239
Not owned	6,123	51,684	2,033		―	59,840
Investments in unconsolidated joint ventures	24,082	2,340	55,385		―	81,807
Investments in subsidiaries	766,496	―	―		(766,496)	―
Deferred income taxes, net	5,178	―	―		148	5,326
Other assets	32,496	2,965	232		―	35,693
Total Homebuilding Assets	2,034,544	686,545	658,489		(1,269,991)	2,109,587
Financial Services:
Cash and equivalents	―	―	3,737		―	3,737
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	73,811		―	73,811
Mortgage loans held for investment, net	―	―	10,115		―	10,115
Other assets	―	―	4,901		(3,063)	1,838
Total Financial Services Assets	―	―	93,859		(3,063)	90,796
Total Assets	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$6,911	$9,887	$1,031	$	―	$17,829
Accrued liabilities	82,462	406,111	181,082		(483,765)	185,890
Secured project debt and other notes payable	―	―	3,531		―	3,531
Senior notes payable	1,275,093	―	―		―	1,275,093
Senior subordinated notes payable	46,324	―	―		―	46,324
Total Homebuilding Liabilities	1,410,790	415,998	185,644		(483,765)	1,528,667
Financial Services:
Accounts payable and other liabilities	―	―	5,947		(4,793)	1,154
Mortgage credit facilities	―	―	64,808		(18,000)	46,808
Total Financial Services Liabilities	―	―	70,755		(22,793)	47,962
Total Liabilities	1,410,790	415,998	256,399		(506,558)	1,576,629

Equity:
Total Stockholders' Equity	623,754	270,547	495,949		(766,496)	623,754
Total Liabilities and Equity	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(112,860)	$405	$13,737	$	―	$(98,718)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,717)	(105)	(6,459)		―	(8,281)
Distributions from unconsolidated homebuilding joint ventures	1,206	―	589		―	1,795
Other investing activities	(772)	(263)	(370)		―	(1,405)
Net cash provided by (used in) investing activities	(1,283)	(368)	(6,240)		―	(7,891)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	6,237		―	6,237
Principal payments on secured project debt and other notes payable	―	―	(644)		―	(644)
Principal payments on senior subordinated notes payable	(9,990)	―	―		―	(9,990)
Net proceeds from (payments on) mortgage credit facilities	―	―	(2,381)		―	(2,381)
Distributions from (contributions to) Corporate and subsidiaries	73,000	―	(73,000)		―	―
Proceeds from the exercise of stock options	1,747	―	―		―	1,747
Net cash provided by (used in) financing activities	64,757	―	(69,788)		―	(5,031)

Net increase (decrease) in cash and equivalents	(49,386)	37	(62,291)		―	(111,640)
Cash and equivalents at beginning of period	66,757	176	343,589		―	410,522
Cash and equivalents at end of period	$17,371	$213	$281,298	$	―	$298,882

	Six Months Ended June 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(228,051)	$401	$(4,463)	$	―	$(232,113)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(5,251)	(97)	(3,472)		―	(8,820)
Distributions from unconsolidated homebuilding joint ventures	―	―	49		―	49
Other investing activities	(860)	(57)	164		―	(753)
Net cash provided by (used in) investing activities	(6,111)	(154)	(3,259)		―	(9,524)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(5,576)		―	(5,576)
Principal payments on secured project debt and other notes payable	―	(218)	(305)		―	(523)
Payment of debt issuance costs	(4,575)	―	―		―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	―	―	4,529		―	4,529
Payment of common stock issuance costs	(324)	―	―		―	(324)
Proceeds from the exercise of stock options	410	―	―		―	410
Net cash provided by (used in) financing activities	(4,489)	(218)	(1,352)		―	(6,059)

Net increase (decrease) in cash and equivalents	(238,651)	29	(9,074)		―	(247,696)
Cash and equivalents at beginning of period	260,869	217	470,285		―	731,371
Cash and equivalents at end of period	$22,218	$246	$461,211	$	―	$483,675

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$274,872	$204,236	$495,189	$347,935
Land sale revenues	―	109	3,385	109
Total revenues	274,872	204,345	498,574	348,044
Cost of home sales	(218,586)	(169,433)	(394,181)	(283,745)
Cost of land sales	―	(114)	(3,366)	(114)
Total cost of sales	(218,586)	(169,547)	(397,547)	(283,859)
Gross margin	56,286	34,798	101,027	64,185
Gross margin percentage	20.5%	17.0%	20.3%	18.4%
Selling, general and administrative expenses	(41,952)	(38,443)	(79,644)	(70,704)
Loss from unconsolidated joint ventures	(1,146)	(379)	(2,668)	(636)
Interest expense	(1,617)	(7,444)	(4,147)	(17,959)
Other income (expense)	307	977	4,591	1,269
Homebuilding pretax income (loss)	11,878	(10,491)	19,159	(23,845)

Financial Services:
Revenues	5,405	2,535	9,031	3,595
Expenses	(2,915)	(2,429)	(5,175)	(4,847)
Other income	84	41	147	56
Financial services pretax income (loss)	2,574	147	4,003	(1,196)

Income (loss) before income taxes	14,452	(10,344)	23,162	(25,041)
Provision for income taxes	(189)	(175)	(376)	(275)
Net income (loss)	14,263	(10,519)	22,786	(25,316)
Less: Net (income) loss allocated to preferred shareholder	(6,130)	4,554	(9,807)	10,968
Less: Net (income) loss allocated to unvested restricted stock	(15)	―	(12)	―
Net income (loss) available to common stockholders	$8,118	$(5,965)	$12,967	$(14,348)

Income (Loss) Per Common Share:
Basic	$0.04	$(0.03)	$0.07	$(0.07)
Diluted	$0.04	$(0.03)	$0.06	$(0.07)

Weighted Average Common Shares Outstanding:
Basic	195,746,733	193,577,324	195,427,992	193,369,182
Diluted	201,340,622	193,577,324	200,564,039	193,369,182

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	349,153,408	341,390,110	348,376,825	341,181,968

Net cash provided by (used in) operating activities	$(56,600)	$(121,963)	$(98,718)	$(232,113)
Net cash provided by (used in) investing activities	$(5,545)	$(5,475)	$(7,891)	$(9,524)
Net cash provided by (used in) financing activities	$(11,638)	$12,938	$(5,031)	$(6,059)

Adjusted Homebuilding EBITDA (1)	$41,810	$23,678	$73,578	$34,696
____________________
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

(1)      continued

    The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(56,600)	$(121,963)	$(98,718)	$(232,113)
Add:
Provision for income taxes	189	175	376	275
Homebuilding interest amortized to cost of sales and interest expense	26,082	23,590	47,187	45,085
Less:
Income (loss) from financial services subsidiary	2,490	106	3,856	(1,252)
Depreciation and amortization from financial services subsidiary	28	233	44	576
(Gain) loss on disposal of property and equipment	3	(2)	3	―
Net changes in operating assets and liabilities:
Trade and other receivables	471	10,330	7,462	11,493
Mortgage loans held for sale	4,430	15,064	(4,103)	4,770
Inventories-owned	70,986	88,912	115,187	194,058
Inventories-not owned	872	9,990	3,499	12,800
Other assets	1,105	1,112	77	(2,028)
Accounts payable	3,368	(793)	1,453	138
Accrued liabilities	(6,572)	(2,402)	5,061	(458)
Adjusted Homebuilding EBITDA	$41,810	$23,678	$73,578	$34,696

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Overview

Our 2012 second quarter reflected a continuation of the positive momentum we experienced during the first quarter, with new home deliveries up 34%, revenues up 35%, net new orders up 45%, and homes in backlog up 62% as compared to the year earlier period.  Net income for the quarter was $14.3 million, or $0.04 per diluted share, compared to a net loss of $10.5 million, or $0.03 per diluted share, in the second quarter of 2011.  The $24.8 million year over year improvement in net income is attributable to several factors, including the continued execution of our strategy of constructing well built, innovatively designed, and energy efficient homes targeted at the discriminating “move-up” homebuyer; our focus on increasing base prices, reducing sales incentives and controlling costs; and the operating leverage inherent in our business. With over $292 million of unrestricted homebuilding cash and the additional amounts that remain available under our revolving credit facility, we believe we have ample liquidity to continue the progress we have made against our strategy.

Homebuilding

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Homebuilding revenues:
California	$147,087	$113,737	$262,457	$192,647
Southwest	64,115	47,153	120,234	82,932
Southeast	63,670	43,455	115,883	72,465
Total homebuilding revenues	$274,872	$204,345	$498,574	$348,044

Homebuilding pretax income (loss):
California	$8,583	$(413)	$16,715	$(2,534)
Southwest	1,947	(3,647)	2,980	(7,534)
Southeast	652	(2,385)	(75)	(6,104)
Corporate	696	(4,046)	(461)	(7,673)
Total homebuilding pretax income (loss)	$11,878	$(10,491)	$19,159	$(23,845)

    Homebuilding pretax income for the 2012 second quarter was $11.9 million compared to a pretax loss of $10.5 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 35% increase in home sale revenues, a $6.0 million decrease in inventory impairment charges and a $5.8 million decrease in interest expense.

For the six months ended June 30, 2012, we reported homebuilding pretax income of $19.2 million compared to a pretax loss of $23.8 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 42% increase in home sale revenues, a $13.8 million decrease in interest expense and a $6.0 million decrease in inventory impairment charges.

Revenues

Home sale revenues increased 35%, from $204.2 million for the 2011 second quarter to $274.9 million for the 2012 second quarter, as a result of a 34% increase in new home deliveries and a 1% increase in our consolidated average home price to $337 thousand.  Home sale revenues increased 42%, from $347.9 million for the six months ended June 30, 2011 to $495.2 million for the six months ended June 30, 2012, as a result of a 39% increase in new home deliveries and a 2% increase in our consolidated average home price to $340 thousand.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
New homes delivered:
California	316	231	37%	541	401	35%
Arizona	64	43	49%	110	78	41%
Texas	137	96	43%	261	172	52%
Colorado	23	27	(15%)	47	44	7%
Nevada	6	5	20%	9	10	(10%)
Total Southwest	230	171	35%	427	304	40%
Florida	134	111	21%	260	173	50%
Carolinas	135	97	39%	229	171	34%
Total Southeast	269	208	29%	489	344	42%
Consolidated total	815	610	34%	1,457	1,049	39%
Unconsolidated joint ventures (1)	10	6	67%	14	14	―
Total (including joint ventures) (1)	825	616	34%	1,471	1,063	38%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.

    The increase in new home deliveries (exclusive of joint ventures) was driven primarily by a 55% increase in the number of homes in backlog at the beginning of the quarter as compared to the year earlier period and a 13% increase in speculative homes sold and delivered during the quarter to 285 homes, compared to 253 homes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$465	$492	(5%)	$479	$480	(0%)
Arizona	206	211	(2%)	207	209	(1%)
Texas	300	299	0%	299	297	1%
Colorado	377	307	23%	377	309	22%
Nevada	194	198	(2%)	192	195	(2%)
Total Southwest	279	275	1%	282	272	4%
Florida	230	195	18%	237	198	20%
Carolinas	244	225	8%	236	223	6%
Total Southeast	237	209	13%	237	211	12%
Consolidated	337	335	1%	340	332	2%
Unconsolidated joint ventures (1)	426	549	(22%)	436	459	(5%)
Total (including joint ventures) (1)	$338	$337	0%	$341	$333	2%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.

Our consolidated average home price (excluding joint ventures) for the 2012 second quarter was essentially flat when compared to the year earlier period.  This reflects a product mix shift to more move-up homes within our Florida and Colorado markets and general price increases in the Carolinas, offset by a decrease in average home prices in California, primarily as a result of a higher percentage of deliveries from our more affordable Inland Empire and Sacramento communities.

Gross Margin

    Our 2012 second quarter gross margin percentage from home sales increased to 20.5% compared to 17.0% in the 2011 second quarter which included $6.0 million of housing inventory impairment charges.  Excluding inventory impairment charges, our 2011 second quarter adjusted gross margin percentage from home sales was 20.0%.  The increase in our gross margin percentage from home sales, excluding inventory impairment charges, was primarily attributable to the improvement in gross margins from speculative homes sold and delivered during the quarter, partially offset by an increase in previously capitalized interest included in cost of home sales.  For the first six months of 2012, our gross margin percentage from home sales was 20.4% versus 18.4% (20.2% excluding inventory impairment charges) for the prior year period.  Please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales.

    The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three and six months ended June 30, 2011 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges:

	Three Months Ended June 30, 2011	Gross Margin %	Six Months Ended June 30, 2011	Gross Margin %
	(Dollars in thousands)

Home sale revenues	$204,236		$347,935
Less: Cost of home sales	(169,433)		(283,745)
Gross margin from home sales	34,803	17.0%	64,190	18.4%
Add: Inventory impairment charges	5,959		5,959
Gross margin from home sales, as adjusted	$40,762	20.0%	$70,149	20.2%
____________________
We believe that the measure described above, which excludes inventory impairment charges, is useful to our management and investors as it provides a perspective on the underlying operating performance of the business by isolating our results from home sales and excluding impairment charges and provides comparability with information presented by the Company’s peer group.  However, it should be noted that such measure is not a GAAP financial measure and other companies in the homebuilding industry may calculate this measure differently.  Due to the significance of the GAAP components excluded, such measure should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP

SG&A Expenses

    Our 2012 second quarter SG&A expenses (including Corporate G&A) were $42.0 million compared to $38.4 million for the prior year period which included approximately $2.2 million of severance and other charges incurred in connection with the change in our Chief Financial Officer position.  Excluding these charges, our 2011 second quarter adjusted SG&A rate from home sales was 17.8% (please see the table set forth below reconciling this non-GAAP measure to our SG&A rate from home sales) versus a SG&A rate from home sales of 15.3% in the 2012 second quarter.  The 250 basis point improvement in our adjusted SG&A rate was primarily the result of a 35% increase in home sale revenues and the operating leverage inherent in our business.  Our SG&A expenses for the six months ended June 30, 2011 also included $0.6 million of severance charges recorded during the 2011 first quarter in connection with restructuring efforts to adjust our workforce to align with lower sales volume.

The table set forth below reconciles our SG&A expenses and SG&A rate from home sales for the three and six months ended June 30, 2011 to our SG&A expenses and SG&A rate from home sales, excluding severance and other charges related to the change in our Chief Financial Officer:

	Three Months Ended June 30, 2011	SG&A as a % of home sales	Six Months Ended June 30, 2011	SG&A as a % of home sales
	(Dollars in thousands)

Selling, general and administrative expenses	$38,443	18.8%	$70,704	20.3%
Less: Severance and other charges	(2,178)	(1.0%)	(2,739)	(0.8%)
Selling, general and administrative expenses,
excluding severance and other charges	$36,265	17.8%	$67,965	19.5%
____________________
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

Unconsolidated Joint Ventures

We recognized a $1.1 million loss from unconsolidated joint ventures during the 2012 second quarter compared to a $0.4 million loss in the year earlier period.  The 2012 second quarter loss from unconsolidated joint ventures was primarily attributable to our share of loss related to a Southern California land development joint venture.  Please see Note 9 to our accompanying condensed consolidated financial statements for further discussion.

Interest Expense

For the three and six months ended June 30, 2012, we expensed $1.6 million and $4.1 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets.  For the three and six months ended June 30, 2011, we expensed $7.4 million and $18.0 million, respectively, of interest costs.  The decline in our year-over-year interest expense was primarily the result of an increase in the level of qualified assets during the 2012 periods compared to the prior year periods.  To the extent our debt exceeds our qualified assets in the future, we will continue to be required to expense a portion of the interest related to such debt.

Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	% Change	% Absorption Change (1)	2012	2011	% Change	% Absorption Change (1)
Net new orders (2):
California	425	313	36%	36%	752	545	38%	30%
Arizona	93	33	182%	222%	176	79	123%	151%
Texas	151	139	9%	14%	292	259	13%	18%
Colorado	42	25	68%	40%	68	51	33%	11%
Nevada	1	2	(50%)	―	6	3	100%	―
Total Southwest	287	199	44%	53%	542	392	38%	46%
Florida	208	142	46%	42%	394	257	53%	45%
Carolinas	188	110	71%	46%	354	222	59%	23%
Total Southeast	396	252	57%	44%	748	479	56%	34%
Consolidated total	1,108	764	45%	41%	2,042	1,416	44%	34%
Unconsolidated joint ventures (3)	16	8	100%	200%	24	16	50%	50%
Total (including joint ventures)	1,124	772	46%	43%	2,066	1,432	44%	34%
____________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders of such joint ventures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Average number of selling communities during the period:
California	53	53	―	52	49	6%
Arizona	7	8	(13%)	8	9	(11%)
Texas	20	21	(5%)	20	21	(5%)
Colorado	6	5	20%	6	5	20%
Nevada	―	1	(100%)	―	1	(100%)
Total Southwest	33	35	(6%)	34	36	(6%)
Florida	36	35	3%	36	34	6%
Carolinas	35	30	17%	35	27	30%
Total Southeast	71	65	9%	71	61	16%
Consolidated total	157	153	3%	157	146	8%
Unconsolidated joint ventures (1)	2	3	(33%)	3	3	―
Total (including joint ventures)	159	156	2%	160	149	7%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling communities of such joint ventures.

Net new orders (excluding joint ventures) for the 2012 second quarter increased 45%, to 1,108 new homes, from the prior year period on a 3% increase in the number of our average active selling communities.  Our cancellation rate for the three months ended June 30, 2012 was 11%, compared to 14% for the 2011 second quarter and 13% for the 2012 first quarter.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog was 7% and 10%, respectively, for the 2012 and 2011 second quarter.  Our monthly sales absorption rate for the 2012 second quarter was 2.4 per community, up from 1.7 per community for the 2011 second quarter and 2.0 per community for the 2012 first quarter.  Although sales absorption rates improved during the 2012 second quarter as compared to the prior year periods, they still remained low relative to historical rates, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment.  These conditions have been magnified by the tightening of available mortgage credit for homebuyers and negative home equity for many perspective homebuyers who are looking to sell their existing homes.

	At June 30,
	2012		2011		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	385	$191,654	263	$157,217	46%	22%
Arizona	123	25,648	37	7,710	232%	233%
Texas	180	62,773	186	54,024	(3%)	16%
Colorado	54	21,317	37	12,117	46%	76%
Nevada	―	―	1	203	(100%)	(100%)
Total Southwest	357	109,738	261	74,054	37%	48%
Florida	296	76,986	151	35,025	96%	120%
Carolinas	228	61,316	106	27,508	115%	123%
Total Southeast	524	138,302	257	62,533	104%	121%
Consolidated total	1,266	439,694	781	293,804	62%	50%
Unconsolidated joint ventures (1)	13	5,997	7	2,558	86%	134%
Total (including joint ventures)	1,279	$445,691	788	$296,362	62%	50%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.

    The dollar value of our backlog (excluding joint ventures) as of June 30, 2012 increased 50% from the year earlier period to $439.7 million, or 1,266 homes.  The increase in backlog value was driven primarily by a 45% increase in net new orders during the 2012 second quarter as compared to the prior year period.  Our consolidated average home price in backlog decreased to $347 thousand as of June 30, 2012, compared to $376 thousand as of June 30, 2011, primarily due to a lower proportion of California homes in backlog and a 17% reduction of the average selling price in backlog of California homes due to a 63% drop in the number of high-end luxury homes (with average selling prices in excess of $1 million) in backlog in that market.

	At June 30,
	2012	2011	% Change
Homesites owned and controlled:
California	8,926	9,533	(6%)
Arizona	1,820	1,883	(3%)
Texas	4,038	4,259	(5%)
Colorado	690	741	(7%)
Nevada	1,124	1,138	(1%)
Total Southwest	7,672	8,021	(4%)
Florida	6,937	5,864	18%
Carolinas	4,222	2,985	41%
Total Southeast	11,159	8,849	26%
Total (including joint ventures)	27,757	26,403	5%

Homesites owned	21,369	19,121	12%
Homesites optioned or subject to contract	5,176	5,848	(11%)
Joint venture homesites (1)	1,212	1,434	(15%)
Total (including joint ventures)	27,757	26,403	5%

Homesites owned:
Raw lots	3,570	3,665	(3%)
Homesites under development	6,582	3,945	67%
Finished homesites	5,464	6,085	(10%)
Under construction or completed homes	2,089	1,801	16%
Held for sale	3,664	3,625	1%
Total	21,369	19,121	12%
____________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

    Total homesites owned and controlled as of June 30, 2012 increased 5% from the year earlier period and was up 5% from the 26,444 homesites owned and controlled as of December 31, 2011.

	At June 30,
	2012	2011	% Change
Homes under construction (including speculative homes):
Consolidated	1,317	1,000	32%
Joint ventures	12	19	(37%)
Total	1,329	1,019	30%

Speculative homes under construction:
Consolidated	556	549	1%
Joint ventures	8	13	(38%)
Total	564	562	0%

Completed and unsold homes:
Consolidated	239	330	(28%)
Joint ventures	―	10	―
Total	239	340	(30%)

We continue to closely monitor new home starts based on sales volume and the number of completed and unsold homes.  As of June 30, 2012, the number of completed unsold homes (excluding joint ventures) decreased 28% from the year earlier period.  Total homes under construction (excluding joint ventures) as of June 30, 2012 increased 32% compared to the year earlier period as a result of a 45% increase in the number of homes sold in the second quarter of 2012 compared to 2011.

Financial Services

In the 2012 second quarter our financial services subsidiary reported pretax income of approximately $2.5 million compared to $0.1 million in the year earlier period.  The improvement was driven primarily by a 49% increase in the dollar volume of loans closed and sold, an increase in margins, and a $1.1 million decrease in loan loss reserve expense related to indemnification and repurchase reserves, from $1.4 million for the 2011 second quarter to $0.3 million for the 2012 second quarter.

    The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Total Originations:
Loans	565	416	1,004	713
Principal	$ 153,652	$ 108,207	$ 265,476	$ 188,423
Capture Rate	81%	78%	80%	78%

Loans Sold to Third Parties:
Loans	549	365	1,024	702
Principal	$ 145,198	$ 92,266	$ 269,126	$ 182,318

Mortgage Loan Origination Product Mix:
FHA loans	24%	31%	25%	34%
Other government loans (VA & USDA)	22%	19%	21%	18%
Total government loans	46%	50%	46%	52%
Conforming loans	54%	50%	54%	48%
Jumbo loans	0%	0%	0%	0%
	100%	100%	100%	100%
Loan Type:
Fixed	97%	95%	97%	95%
ARM	3%	5%	3%	5%
Credit Quality:
Avg. FICO score	740	738	743	740
Other Data:
Avg. combined LTV ratio	88%	87%	87%	88%
Full documentation loans	100%	100%	100%	100%

Income Taxes

During the three and six months ended June 30, 2012 we utilized $5.7 million and $9.2 million, respectively, of our deferred tax asset valuation to fully offset the income tax provision related to the pretax income for the periods.  During the prior year period we generated a $4.2 million and $9.8 million deferred tax asset related to the pretax losses for the three and six months ended June 30, 2011, which was fully reserved against through a noncash valuation allowance.  As of June 30, 2012, we had a $499.7 million deferred tax asset (excluding the $3.4 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  Approximately $107 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges which may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  During the six months ended June 30, 2012 and 2011, we recorded such reductions in the amounts of $1.8 million and $2.9 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.  We have recovered over 40% of the built-in losses contained in assets that we have sold since the beginning of 2010.  Please see Note 19 to our accompanying condensed consolidated financial statements for further discussion.

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

For the six months ended June 30, 2012, we used $98.7 million of cash in operating activities versus $232.1 million in the year earlier period.  The decrease in cash used in operating activities as compared to the prior year was driven primarily by a 42% increase in homes sale revenues and a $47.5 million decrease in cash land purchase and development costs, partially offset by a $17 million increase in interest payments.  As of June 30, 2012, our homebuilding cash balance was $317.2 million (including $25.1 million of restricted cash).

    Revolving Credit Facility. As of June 30, 2012, we were party to a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility matures in February 2014 and has an accordion feature under which the aggregate commitment may be increased up to $400 million, subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  As of June 30, 2012, we had no amounts outstanding under the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at June 30, 2012	Covenant Requirements at June 30, 2012
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$656.6	≥	$463.6
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.69	≤	2.75
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.18	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$279.5	≥	$130.9
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	1.21	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$85.5	≤	$309.8
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$203.5
____________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This ratio decreases to 2.50 to 1.00 for the period ending September 30, 2013 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of a required reserve amount.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest expense for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  As of June 30, 2012, we satisfied the liquidity requirement and as such, we were in compliance with the liquidity and interest coverage covenant.

(5)	The ratio increases to 1.50 to 1.00 beginning with the quarter ending March 31, 2013. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)
As of June 30, 2012 our borrowing base plus our overadvance amount exceeded our borrowing base debt by approximately $273.2  million.  However, our borrowing base availability is limited by our total commitment, which was $210 million as of June 30, 2012.  In addition, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that further limits our permitted borrowings to $203.5 million as of June 30, 2012, which represents $100 million plus 90% of the book value of our completed model home inventory.  As of June 30, 2012, our ability to utilize amounts borrowed under the Revolving Facility would be subject to the liquidity requirement that requires us to maintain an unrestricted cash balance in excess of our consolidated interest expense for the previous four fiscal quarters.

    Letter of Credit Facilities. As of June 30, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $17.4 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2012 to November 2013.  As of June 30, 2012 these facilities were secured by cash collateral deposits of $25.0 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

    Senior and Senior Subordinated Notes.  The principal amount outstanding of our senior and senior subordinated notes payable consisted of the following as of June 30, 2012:

June 30, 2012
(Dollars in thousands)

6% Convertible Senior Subordinated Notes due October 2012	$39,613
6¼% Senior Notes due April 2014	4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
$1,329,373

    These notes (excluding our convertible senior subordinated notes) contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of June 30, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

    The leverage and interest coverage conditions contained in our 10¾% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at June 30, 2012	Covenant Requirements at June 30, 2012

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	2.06	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	1.02	≥ 2.00
____________________
(1)
Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million.  As of June 30, 2012, our unrestricted subsidiaries had approximately $274.5 million of unrestricted cash.  As of June 30, 2012, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp.  If such a distribution were to occur, the Leverage Ratio would be positively impacted.

    As of June 30, 2012, we had $39.6 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2012 outstanding (the “Convertible Notes”).  In accordance with ASC Topic 470, Debt, a portion of our Convertible Notes has been classified in stockholders’ equity ($1.1 million as of June 30, 2012) and the remaining principal amount will be accreted to its redemption value of $39.6 million over the remaining term of these notes.

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

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements” beginning on page 39, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2012, we held interests in eight active joint ventures with no project specific financing outstanding.

    Secured Project Debt and Other Notes Payable.  At June 30, 2012, we had $4.9 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of community development district and similar assessment district bond financings used to finance land development and infrastructure costs for which we are responsible.

    Mortgage Credit Facility.  At June 30, 2012, we had $44.4 million outstanding under our mortgage financing subsidiary’s mortgage credit facility, a $50 million repurchase facility.  This facility requires Standard Pacific Mortgage to maintain a cash collateral account, which totaled $1.3 million as of June 30, 2012, and also contains financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in this facility.

    In July 2012, Standard Pacific Mortgage renewed the $50 million repurchase facility, increasing the overall facility commitment amount to $75 million, and extended its maturity date to July 3, 2013.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At June 30, 2012, we had approximately $192.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $84.2 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the six months ended June 30, 2012.

    Leverage.  Our homebuilding debt to total book capitalization was 66.8% at June 30, 2012 and our adjusted net homebuilding debt to adjusted total book capitalization was 60.4%.  This adjusted ratio reflects the offset of homebuilding cash and excludes $44.4 million of indebtedness of our financial services subsidiary.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At June 30, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2012, we had non-refundable cash deposits outstanding of approximately $23.1 million and capitalized preacquisition and other development and construction costs of approximately $11.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $218.2 million.  Approximately $60.9 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2012, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  As of June 30, 2012, we had $3.4 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.8 million remaining in cost to complete.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2012.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of June 30, 2012, Standard Pacific Mortgage had approximately $70.6 million in closed mortgage loans held for sale and $55.7 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	the potential for additional impairments and further deposit write-offs;
•	the impact of future market rate risks on our financial assets and borrowings;
•	trends relating to the amount of make-whole payments and loan repurchases that we may have to make;
•	the sufficiency of our warranty and other reserves;
•	our expected equity award forfeiture rates;
•	our belief that our current restructuring activities are substantially complete;
•	housing market conditions and trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	the sufficiency of our liquidity and our ability to access additional capital;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	changes to our unrecognized tax benefits and uncertain tax positions;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	seasonal trends relating to our leverage levels;
•	plans with respect to letter of credit facilities;
•	remaining cost to complete under surety bond arrangements;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto; and
•	the impact of recent accounting standards.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

*3.1	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2012.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

____________________
(*) Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    STANDARD PACIFIC CORP.
                   (Registrant)

Dated: July 27, 2012	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: July 27, 2012	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)