Form 10-Q
period 2012-09-30
STANDARD PACIFIC CORP /DE/
filed 2012-10-26
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Registrant's shares of common stock outstanding at October 25, 2012: 211,917,284

STANDARD PACIFIC CORP.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$317,389	$241,434	$812,578	$589,369
Land sale revenues	1,152	359	4,537	468
Total revenues	318,541	241,793	817,115	589,837
Cost of home sales	(253,344)	(203,188)	(647,525)	(486,933)
Cost of land sales	(1,092)	(359)	(4,458)	(473)
Total cost of sales	(254,436)	(203,547)	(651,983)	(487,406)
Gross margin	64,105	38,246	165,132	102,431
Selling, general and administrative expenses	(43,121)	(39,124)	(122,765)	(109,828)
Loss from unconsolidated joint ventures	(39)	(455)	(2,707)	(1,091)
Interest expense	(1,669)	(4,250)	(5,816)	(22,209)
Other income (expense)	117	(1,948)	4,708	(679)
Homebuilding pretax income (loss)	19,393	(7,531)	38,552	(31,376)
Financial Services:
Revenues	5,218	3,529	14,249	7,124
Expenses	(2,777)	(2,324)	(7,952)	(7,171)
Other income	70	42	217	98
Financial services pretax income	2,511	1,247	6,514	51

Income (loss) before income taxes	21,904	(6,284)	45,066	(31,325)
Provision for income taxes	(194)	(150)	(570)	(425)
Net income (loss)	21,710	(6,434)	44,496	(31,750)
Less: Net (income) loss allocated to preferred shareholder	(9,100)	2,780	(18,980)	13,743
Less: Net (income) loss allocated to unvested restricted stock	(22)	―	(31)	―
Net income (loss) available to common stockholders	$12,588	$(3,654)	$25,485	$(18,007)

Income (Loss) Per Common Share:
Basic	$0.06	$(0.02)	$0.13	$(0.09)
Diluted	$0.05	$(0.02)	$0.12	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	204,485,294	194,311,129	198,469,130	193,686,614
Diluted	235,273,648	194,311,129	210,441,932	193,686,614

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	383,086,434	342,123,915	358,254,718	341,499,400

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
	(Unaudited)

Net income (loss)	$21,710	$(6,434)	$44,496	$(31,750)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	1,614	1,614	4,806	4,789
Comprehensive income (loss)	$23,324	$(4,820)	$49,302	$(26,961)

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$473,859	$406,785
Restricted cash	25,713	31,372
Trade and other receivables	23,668	11,525
Inventories:
Owned	1,829,996	1,477,239
Not owned	52,112	59,840
Investments in unconsolidated joint ventures	52,630	81,807
Deferred income taxes, net of valuation allowance of $488,490 and $510,621 at
September 30, 2012 and December 31, 2011, respectively	2,366	5,326
Other assets	40,833	35,693
Total Homebuilding Assets	2,501,177	2,109,587
Financial Services:
Cash and equivalents	5,597	3,737
Restricted cash	1,920	1,295
Mortgage loans held for sale, net	88,136	73,811
Mortgage loans held for investment, net	9,652	10,115
Other assets	3,871	1,838
Total Financial Services Assets	109,176	90,796
Total Assets	$2,610,353	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$16,458	$17,829
Accrued liabilities	179,658	185,890
Secured project debt and other notes payable	11,600	3,531
Senior notes payable	1,529,863	1,275,093
Senior subordinated notes payable	39,613	46,324
Total Homebuilding Liabilities	1,777,192	1,528,667
Financial Services:
Accounts payable and other liabilities	2,109	1,154
Mortgage credit facilities	71,035	46,808
Total Financial Services Liabilities	73,144	47,962
Total Liabilities	1,850,336	1,576,629

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares
issued and outstanding at September 30, 2012 and December 31, 2011	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 215,576,688 and 198,563,273 shares issued and outstanding at September 30, 2012 and
December 31, 2011, respectively	2,156	1,985
Additional paid-in capital	1,325,970	1,239,180
Accumulated deficit	(564,273)	(608,769)
Accumulated other comprehensive loss, net of tax	(3,841)	(8,647)
Total Equity	760,017	623,754
Total Liabilities and Equity	$2,610,353	$2,200,383

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$44,496	$(31,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from unconsolidated joint ventures	2,707	1,091
Cash distributions of income from unconsolidated joint ventures	1,285	20
Depreciation and amortization	1,831	2,606
Loss on disposal of property and equipment	15	184
Amortization of stock-based compensation	4,518	8,094
Inventory impairment charges and deposit write-offs	133	14,918
Changes in cash and equivalents due to:
Trade and other receivables	(12,143)	(12,309)
Mortgage loans held for sale	(14,016)	(19,737)
Inventories - owned	(185,832)	(261,777)
Inventories - not owned	(10,690)	(17,659)
Other assets	922	(313)
Accounts payable	(1,371)	5,889
Accrued liabilities	(2,991)	166
Net cash provided by (used in) operating activities	(171,136)	(310,577)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(53,078)	(11,304)
Distributions of capital from unconsolidated homebuilding joint ventures	11,940	7,786
Net cash paid for acquisitions	(60,752)	―
Other investing activities	(1,705)	(1,752)
Net cash provided by (used in) investing activities	(103,595)	(5,270)

Cash Flows From Financing Activities:
Change in restricted cash	5,034	(1,819)
Principal payments on secured project debt and other notes payable	(782)	(839)
Principal payments on senior notes payable	(9,990)	―
Proceeds from the issuance of senior notes payable	253,000	―
Payment of debt issuance costs	(8,081)	(4,575)
Net proceeds from (payments on) mortgage credit facilities	24,227	22,184
Proceeds from the issuance of common stock	75,849	―
Payment of common stock issuance costs	(3,913)	(324)
Proceeds from the exercise of stock options	8,321	1,198
Net cash provided by (used in) financing activities	343,665	15,825

Net increase (decrease) in cash and equivalents	68,934	(300,022)
Cash and equivalents at beginning of period	410,522	731,371
Cash and equivalents at end of period	$479,456	$431,349

Cash and equivalents at end of period	$479,456	$431,349
Homebuilding restricted cash at end of period	25,713	31,182
Financial services restricted cash at end of period	1,920	1,745
Cash and equivalents and restricted cash at end of period	$507,089	$464,276

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1.       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2012 and the results of operations and cash flows for the periods presented.  Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the period ended September 30, 2012.

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

    Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012		2011
	(Dollars in thousands)
Homebuilding revenues:
California		$183,177	$146,441		$445,634	$339,088
Southwest		61,638	47,342		181,872	130,274
Southeast		73,726	48,010		189,609	120,475
Total homebuilding revenues		$318,541	$241,793		$817,115	$589,837

Homebuilding pretax income (loss):
California		$11,052	$(364)		$27,767	$(2,898)
Southwest		3,588	(2,592)		6,568	(10,126)
Southeast		2,212	(3,396)		2,137	(9,500)
Corporate		2,541	(1,179)		2,080	(8,852)
Total homebuilding pretax income (loss)		$19,393	$(7,531)		$38,552	$(31,376)

Homebuilding income (loss) from unconsolidated joint ventures:
California	$	―	$(389)		$(2,592)	$(994)
Southwest		(15)	(7)		(28)	(23)
Southeast		(24)	(59)		(87)	(74)
Total homebuilding income (loss) from unconsolidated joint ventures		$(39)	$(455)		$(2,707)	$(1,091)

Inventory impairments:
California	$	―	$5,653	$	―	$9,490
Southwest		―	756		―	2,878
Southeast		―	821		―	821
Total inventory impairments	$	―	$7,230	$	―	$13,189

Restructuring charges:
California	$	―	$174	$	―	$598
Southwest		―	118		―	165
Southeast		―	279		―	279
Corporate		―	60		―	150
Total restructuring charges	$	―	$631	$	―	$1,192

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Homebuilding assets:
California	$1,157,216	$985,560
Southwest	421,811	355,060
Southeast	391,552	294,996
Corporate	530,598	473,971
Total homebuilding assets	$2,501,177	$2,109,587

Homebuilding investments in unconsolidated joint ventures:
California	$48,292	$76,999
Southwest	2,742	2,770
Southeast	1,596	2,038
Total homebuilding investments in unconsolidated joint ventures	$52,630	$81,807

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

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and convertible debt using the if-converted method.  For the three and nine months ended September 30, 2011, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.  Shares outstanding under the share lending facility were not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower was required to return to us all borrowed shares (or identical shares) upon the maturity of our 6% Convertible Senior Subordinated Notes, which occurred in October 2012.   On October 11, 2012, the remaining 3.9 million shares outstanding under the share lending facility were returned to us.  We cancelled and retired the shares upon receipt and no shares under the share lending facility remain outstanding.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$21,710	$(6,434)	$44,496	$(31,750)
Less: Net (income) loss allocated to preferred shareholder	(9,100)	2,780	(18,980)	13,743
Less: Net (income) loss allocated to unvested restricted stock	(22)	―	(31)	―
Net income (loss) available to common stockholders for
basic earnings (loss) per common share	12,588	(3,654)	25,485	(18,007)

Plus: Interest on 1¼% convertible senior notes due 2032	55	―	55	―
Plus: Interest on 6% convertible senior subordinated notes due 2012	217	―	―	―
Net income (loss) available to common stockholders for
diluted earnings (loss) per common share	$12,860	$(3,654)	$25,540	$(18,007)

Denominator:
Weighted average basic common shares outstanding	204,485,294	194,311,129	198,469,130	193,686,614
Effect of dilutive securities:
Stock options	7,333,726	―	5,687,376	―
1¼% convertible senior notes due 2032	18,719,639	―	6,285,426	―
6% convertible senior subordinated notes due 2012	4,734,989	―	―	―
Weighted average diluted common shares outstanding	235,273,648	194,311,129	210,441,932	193,686,614

Income (loss) per common share:
Basic	$0.06	$(0.02)	$0.13	$(0.09)
Diluted	$0.05	$(0.02)	$0.12	$(0.09)

As of September 30, 2012 and 2011, we had 450,829 shares of Series B Preferred Stock outstanding, which are convertible into 147.8 million shares of our common stock.  In accordance with ASC 260, assuming that all of the outstanding Series B Preferred Stock was converted to common stock, all net income (loss) would be allocated to common stock and unvested restricted stock in the computation of earnings (loss) per share.

 5.       Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period.  Stock-based compensation awards are valued at the fair value on the date of grant.

During the nine months ended September 30, 2012, we issued 462,119 shares of common stock to our officers and key employees, 64,344 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards) and 7,610 shares to all employees in connection with a companywide stock grant.  Additionally, in connection with the Company’s 2012 incentive compensation program, on April 2, 2012 (“issuance date”) the Compensation Committee of our Board of Directors granted long-term equity awards to executive officers and certain key employees of the Company.  The grant consisted of the following awards:

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

Total compensation expense recognized related to stock-based compensation was $1.6 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, we recognized stock-based compensation expense of $4.5 million and $8.1 million, respectively.  As of September 30, 2012, total unrecognized stock-based compensation expense was $7.9 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.0 years.

6.       Restricted Cash

At September 30, 2012, restricted cash included $27.6 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($25.7 million of homebuilding restricted cash and $1.9 million of financial services restricted cash).

7.       Inventories

    a.  Inventories Owned

    Inventories owned consisted of the following at:

	September 30, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$765,614	$284,174	$252,069	$1,301,857
Homes completed and under construction	235,439	80,766	100,554	416,759
Model homes	81,128	14,014	16,238	111,380
Total inventories owned	$1,082,181	$378,954	$368,861	$1,829,996

	December 31, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$614,668	$221,481	$200,680	$1,036,829
Homes completed and under construction	205,515	67,200	67,134	339,849
Model homes	70,117	14,005	16,439	100,561
Total inventories owned	$890,300	$302,686	$284,253	$1,477,239

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the nine months ended September 30, 2012 and 2011, the total number of projects included in inventories-owned and reviewed for impairment were 281 and 262, respectively.  Based on the impairment review, we did not record any inventory impairments during the three and nine months ended September 30, 2012, and recorded $7.2 million and $13.2 million of inventory impairments during the three and nine months ended September 30, 2011, respectively.

    b. Inventories Not Owned

    Inventories not owned consisted of the following at:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Land purchase and lot option deposits	$28,513	$24,379
Other lot option contracts, net of deposits	23,599	35,461
Total inventories not owned	$52,112	$59,840

    Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of September 30, 2012, we were not required to consolidate any VIEs related to land option or purchase contracts.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  Other lot option contracts noted in the table above represent specific performance obligations where the land option contract contains a binding obligation requiring us to complete the lot purchases.

We incurred pretax charges of $0.1 million related to deposit write-offs for the nine months ended September 30, 2012.  These charges related to our Southeast reportable segment and were included in other income (expense) in the accompanying condensed consolidated statements of operations.  We incurred pretax charges of $1.7 million related to deposit write-offs during the nine months ended September 30, 2011.We continue to evaluate the terms of open land option and purchase contracts and may write-off option deposits in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

8.       Capitalization of Interest

    We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the three months ended September 30, 2012 and 2011, we expensed $1.7 million and $4.3 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835.   For the nine months ended September 30, 2012 and 2011, we expensed $5.8 million and $22.2 million, respectively, of interest costs in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Total interest incurred (1)	$36,112	$35,273	$106,732	$105,480
Less: Interest capitalized to inventories owned	(32,604)	(29,329)	(95,472)	(78,225)
Less: Interest capitalized to investments in unconsolidated joint ventures	(1,839)	(1,694)	(5,444)	(5,046)
Interest expense	$1,669	$4,250	$5,816	$22,209

Interest previously capitalized to inventories owned, included in cost of home sales	$27,071	$18,776	$70,092	$45,864
Interest previously capitalized to inventories owned, included in cost of land sales	$7	$77	$26	$115
Interest previously capitalized to investments in unconsolidated joint ventures,
included in loss from unconsolidated joint ventures	$208	$300	$643	$558
Interest capitalized in ending inventories owned (2)	$221,377	$181,310	$221,377	$181,310
Interest capitalized as a percentage of inventories owned	12.1%	12.5%	12.1%	12.5%
Interest capitalized in ending investments in unconsolidated joint ventures (2)	$6,415	$7,836	$6,415	$7,836
Interest capitalized as a percentage of investments in unconsolidated joint ventures	12.2%	10.3%	12.2%	10.3%
 ____________________
(1)
For the three and nine months ended September 30, 2012, interest incurred included the noncash amortization of $2.6 million and $7.8 million, respectively, of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 15 “Derivative Instruments and Hedging Activities”).  For the three and nine months ended September 30, 2011, interest incurred included the noncash amortization of $2.6 million and $7.7 million, respectively, of interest related to the Term Loan B swap.

(2)
During the three and nine months ended September 30, 2012, in connection with lot purchases from our joint ventures, $7.5 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.  During the three and nine months ended September 30, 2011, in connection with lot purchases from our joint ventures, $1.1 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

9.       Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

    The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Revenues	$9,416	$26,709	$16,720	$45,082
Cost of sales and expenses	(8,218)	(23,944)	(15,799)	(39,710)
Income of unconsolidated joint ventures	$1,198	$2,765	$921	$5,372
Loss from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(39)	$(455)	$(2,707)	$(1,091)

Loss from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures.  For the three and nine months ended September 30, 2012 and 2011, loss from unconsolidated joint ventures was primarily attributable to our share of losses related to one Southern California land development joint venture, which were allocated based on the provisions of the underlying joint venture operating agreement.

During each of the nine months ended September 30, 2012 and 2011, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the nine months ended September 30, 2012 or 2011.

    The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Cash	$15,697	$24,155
Inventories	128,936	230,571
Other assets	10,135	11,190
Total assets	$154,768	$265,916

Liabilities and Equity:
Accounts payable and accrued liabilities	$7,796	$21,190
Standard Pacific equity	51,194	77,259
Other members' equity	95,778	167,467
Total liabilities and equity	$154,768	$265,916

Investments in unconsolidated joint ventures reflected in the accompanying condensed consolidated balance sheets	$52,630	$81,807

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture.  Our investments in unconsolidated joint ventures also included approximately $6.4 million and $9.1 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2012 and December 31, 2011, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of September 30, 2012, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

    During the 2012 third quarter, we acquired control of the remaining assets of one of our Southern California land development joint ventures.  The assets include approximately 1,700 residential lots, commercial and retail sites and a school site.  A portion of this transaction was accounted for as a business combination in accordance with ASC 805.  As a result of the business combination, our homebuilding assets increased by approximately $121 million, representing $5 million of homebuilding cash and $116 million of inventories owned.  In addition, we assumed approximately $4 million of accounts payable and accrued liabilities, and recorded $12 million of contingent consideration, which is included in accrued liabilities and represents a future payment to one of the joint venture partners related to the future sale of a retail site that was part of the acquisition.  As of September 30, 2012, the Company was in the process of finalizing the purchase price allocation to the real estate assets acquired in this transaction.

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

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)

Warranty accrual, beginning of the period	$17,572	$20,866
Warranty costs accrued during the period	1,034	2,327
Warranty costs paid during the period	(2,677)	(2,505)
Warranty accrual, end of the period	$15,929	$20,688

11.      Revolving Credit Facility and Letter of Credit Facilities

As of September 30, 2012, we were party to a $210 million unsecured revolving credit facility with a bank group (the “Revolving Facility”).  The Revolving Facility, which was scheduled to mature in February 2014, was amended on October 19, 2012 to, among other things, increase the aggregate commitment to $350 million (all of which is available for letters of credit), provide an accordion feature that allows for an increase in the aggregate commitment to $550 million (subject to the availability of additional bank commitments and certain other conditions), and to extend the maturity date of $320 million of the commitment to October 19, 2015.  As of September 30, 2012, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  The amendment eliminated the minimum liquidity level covenant and provided that the failure to meet the minimum interest coverage ratio it is not an event of default, but rather upon such occurrence, the Company’s borrowing availability under the Revolving Facility may become more limited.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of September 30, 2012, we satisfied the conditions that would allow us to borrow up to $200.2 million under the facility and had no amounts outstanding.

As of September 30, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $17.3 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of September 30, 2012 these facilities were secured by cash collateral deposits of $24.9 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.      Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At September 30, 2012, we had approximately $11.6 million outstanding in secured project debt and other notes payable.

13.      Senior and Senior Subordinated Notes Payable

    Senior notes payable consisted of the following at:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	265,069	262,968
8⅜% Senior Notes due May 2018, net of premium	580,010	580,523
8⅜% Senior Notes due January 2021, net of discount	397,024	396,842
1¼% Convertible Senior Notes due August 2032	253,000	―
	$1,529,863	$1,275,093

Senior subordinated notes payable consisted of the following at:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

6% Convertible Senior Subordinated Notes due October 2012, net of discount (1)	$39,613	$36,339
9¼% Senior Subordinated Notes due April 2012, net of discount (2)	―	9,985
	$39,613	$46,324
____________________
(1)	The 6% Convertible Senior Subordinated Notes were repaid in full upon maturity in October 2012.
(2)	The 9¼% Senior Subordinated Notes were repaid in full upon maturity in April 2012.

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. These senior notes contain various restrictive covenants, including, with respect to the 10¾% Senior Notes due 2016, a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of September 30, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.  In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries.  As of September 30, 2012, we had approximately $165.4 million of cash available in our unrestricted subsidiaries.  Many of our 100% owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

Certain provisions of ASC Topic 470, Debt, require bifurcation of a component of convertible debt instruments, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  Our Convertible Senior Subordinated Notes due 2012 (the “Convertible Notes”) have been accreted to their redemption value, approximately $39.6 million, over the term of these notes.  The unamortized discount of the Convertible Notes, which was included in additional paid-in capital, was $0 and $3.3 million at September 30, 2012 and December 31, 2011, respectively.  Interest capitalized to inventories owned is included in cost of sales as related homebuilding revenues are recognized (please see Note 8 “Capitalization of Interest”).

On July 31, 2012, the Company issued $253 million in aggregate principal amount of 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”).  The Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

The Convertible Notes bear interest at a rate of 1.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2013.  The Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  At any time until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.

The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

14.      Stockholders’ Equity

    a. Common Stock

    During the 2012 third quarter, the Company issued 13.4 million shares of its common stock in a secondary public offering at a price of $5.67 per share and received $71.9 million in net proceeds.

    b. Preferred Stock

At September 30, 2012, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of September 30, 2012, the outstanding shares of common stock (89.4 million shares) and Series B Preferred Stock owned by MatlinPatterson represented approximately 65% of the total number of shares of our common stock outstanding on an if-converted basis.

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

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements.  As a result, we have no payment obligation remaining related to interest rate swap agreements.  The $24.5 million cost associated with the early unwind of the interest rate swap agreements is being amortized over a period of approximately 2.3 years (or to May 2013), the original maturity date of the terminated instruments.  As of September 30, 2012, the remaining unamortized balance of $3.8 million is included in accumulated other comprehensive loss, net of tax, and $2.4 million is included in deferred income taxes in the accompanying condensed consolidated balance sheets.  For each of the three months ended September 30, 2012 and 2011, we recorded after-tax other comprehensive income of $1.6 million related to the swap agreements.

16.      Mortgage Credit Facilities

At September 30, 2012, we had $71.0 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $75 million repurchase facility with one lender, maturing in July 2013, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.9 million as of September 30, 2012, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

    Mortgage loans held for sale have been measured at fair value in accordance with ASC 820 for the three months ended September 30, 2012:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Mortgage loans held for sale	$90,992	$ ―	$90,992	$ ―

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

    The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		September 30, 2012		December 31, 2011
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$9,652	$9,652	$10,115	$10,115
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,529,863	$1,766,305	$1,275,093	$1,243,209
Senior subordinated notes payable, net	Level 2	$39,613	$39,771	$46,324	$50,793

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

18.      Commitments and Contingencies

    a. Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At September 30, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2012, we had non-refundable cash deposits outstanding of approximately $24.9 million and capitalized preacquisition and other development and construction costs of approximately $2.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $248.8 million.  Approximately $23.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

    b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of September 30, 2012, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  In addition, as of September 30, 2012, our joint ventures had $2.7 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

    c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At September 30, 2012, we had approximately $242.7 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $116.4 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $60.7 million at September 30, 2012 and carried a weighted average interest rate of approximately 3.4%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of September 30, 2012, Standard Pacific Mortgage had approximately $88.9 million in closed mortgage loans held for sale and $62.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of September 30, 2012, we had incurred an aggregate of $9.3 million in losses related to loan repurchases and make-whole payments we had been required to make on the $7.0 billion total dollar value of the loans we originated from the beginning of 2004 through the third quarter of 2012.  During the three months ended September 30, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $0.2 million and $1.5 million, respectively, and during the nine months ended September 30, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans sold of $0.8 million and $4.0 million, respectively.  As of September 30, 2012, Standard Pacific Mortgage had repurchase reserves related to loans sold of approximately $3.0 million.  In addition, during the nine months ended September 30, 2012 and 2011, Standard Pacific Mortgage made make-whole payments totaling approximately $0.8 million related to 6 loans and $2.7 million related to 25 loans, respectively.

Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific reserves are established based on estimates of collateral value.  As of September 30, 2012, Standard Pacific Mortgage had $13.5 million of loans held for investment that had a loan loss reserve of approximately $3.9 million.  During the nine months ended September 30, 2012 and 2011, Standard Pacific Mortgage recorded loan loss reserves related to loans held for investment of $0.3 million and $0.1 million, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to subcontractors added to our general liability insurance policy.  We record reserves to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of September 30, 2012 and December 31, 2011 were $54.2 million and $55.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

f.     Restructuring Costs

During 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies through the consolidation of selected divisional offices, the disposal of related property and equipment, and a reduction in our workforce as a result of our operations having been impacted by weak housing demand in substantially all of our markets.  During the nine months ended September 30, 2011, we recorded $1.2 million of homebuilding restructuring charges, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations, related to employee severance costs incurred in connection with further adjusting our workforce to align with lower sales volume. We did not incur any restructuring charges in the nine months ended September 30, 2012.  The total amount of restructuring charges incurred from January 1, 2008 through September 30, 2012 was $48.7 million, of which $30.7 million related to employee severance costs, $13.7 million related to lease termination and other exit costs and $4.3 million related to property and equipment disposals.  We believe that our restructuring activities are substantially complete as of September 30, 2012.

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

The components of our net deferred income tax asset are as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Inventory	$159,481	$184,393
Financial accruals	49,005	52,493
Federal net operating loss carryforwards	214,093	210,013
State net operating loss carryforwards	50,921	51,003
Goodwill impairment charges	15,555	17,482
Other, net	1,801	563
Total deferred tax asset	490,856	515,947
Less: Valuation allowance	(488,490)	(510,621)
Net deferred tax asset	$2,366	$5,326

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

As of September 30, 2012, we had a deferred tax asset of $488.5 million (excluding the $2.4 million deferred tax asset related to our terminated interest rate swap).  During the three and nine months ended September 30, 2012, we utilized $8.6 million and $17.8 million, respectively, of our deferred tax asset valuation allowance to fully offset the income tax provision related to our pretax income for the periods.  As of September 30, 2012, due primarily to the uncertainty as to the strength of the housing market's recent improvement and its impact on our ability to predict future taxable income, we have determined that an aggregate valuation allowance of $488.5 million against our deferred tax asset is required.  If we generate taxable income in the future, subject to the potential limitations discussed below, we expect to be able to reduce our effective tax rate through a reduction in this valuation allowance.

We underwent a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”) on June 27, 2008. As a result, a portion of our deferred tax asset became subject to the various limitations on its use that are imposed by Section 382.  At September 30, 2012, $250 million of this asset was subject to limitations, of which $103 million was subject to the unrealized built-in loss limitations and $147 million was subject to federal and state net operating loss carryforward limitations.

The limitations ultimately placed on the $103 million subject to the unrealized built-in loss limitations depends on, among other things, when, and at what price, we dispose of assets with built-in losses.  Assets with built-in losses sold prior to June 27, 2013, are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  During the nine months ended September 30, 2012 and 2011, we recorded such reductions in the amounts of $4.4 million and $8.2 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.

As of September 30, 2012, $147 million (or approximately $359 million and $371 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the $15.6 million gross annual deduction limitation for both federal and state purposes.  The remaining $118 million (or approximately $257 million and $451 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

As of September 30, 2012, our liability for gross unrecognized tax benefits was $13.5 million, all of which, if recognized, would reduce our effective tax rate.  There were no significant changes in the accrued liability related to uncertain tax positions during the three months ended September 30, 2012, nor do we anticipate significant changes during the next 12-month period.  As of September 30, 2012, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2007 through 2011.

20.      Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$92,910	$77,772
Income taxes	$178	$39

21.      Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and senior subordinated notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$148,216	$141,155	$29,170	$	―	$318,541
Cost of sales	(119,019)	(111,353)	(24,064)		―	(254,436)
Gross margin	29,197	29,802	5,106		―	64,105
Selling, general and administrative expenses	(20,157)	(19,968)	(2,996)		―	(43,121)
Income (loss) from unconsolidated joint ventures	310	(38)	(311)		―	(39)
Equity income (loss) of subsidiaries	4,355	―	―		(4,355)	―
Interest expense	4,209	(4,215)	(1,663)		―	(1,669)
Other income (expense)	808	22	(713)		―	117
Homebuilding pretax income (loss)	18,722	5,603	(577)		(4,355)	19,393
Financial Services:
Financial services pretax income (loss)	(70)	70	2,511		―	2,511
Income (loss) before income taxes	18,652	5,673	1,934		(4,355)	21,904
(Provision) benefit for income taxes	3,058	(2,343)	(909)		―	(194)
Net income (loss)	$21,710	$3,330	$1,025		$(4,355)	$21,710

	Three Months Ended September 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$97,409	$128,523	$15,861	$	―	$241,793
Cost of sales	(82,666)	(107,523)	(13,358)		―	(203,547)
Gross margin	14,743	21,000	2,503		―	38,246
Selling, general and administrative expenses	(19,708)	(17,760)	(1,656)		―	(39,124)
Loss from unconsolidated joint ventures	(94)	(106)	(255)		―	(455)
Equity income (loss) of subsidiaries	217	―	―		(217)	―
Interest expense	1,203	(4,946)	(507)		―	(4,250)
Other income (expense)	(1,184)	(949)	185		―	(1,948)
Homebuilding pretax income (loss)	(4,823)	(2,761)	270		(217)	(7,531)
Financial Services:
Financial services pretax income (loss)	(42)	42	1,247		―	1,247
Income (loss) before income taxes	(4,865)	(2,719)	1,517		(217)	(6,284)
(Provision) benefit for income taxes	(1,569)	2,041	(622)		―	(150)
Net income (loss)	$(6,434)	$(678)	$895		$(217)	$(6,434)

21.      Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$335,887	$407,520	$73,708	$	―	$817,115
Cost of sales	(265,519)	(325,276)	(61,188)		―	(651,983)
Gross margin	70,368	82,244	12,520		―	165,132
Selling, general and administrative expenses	(56,524)	(58,490)	(7,751)		―	(122,765)
Loss from unconsolidated joint ventures	(648)	(157)	(1,902)		―	(2,707)
Equity income (loss) of subsidiaries	9,140	―	―		(9,140)	―
Interest expense	11,948	(12,799)	(4,965)		―	(5,816)
Other income (expense)	4,616	322	(230)		―	4,708
Homebuilding pretax income (loss)	38,900	11,120	(2,328)		(9,140)	38,552
Financial Services:
Financial services pretax income (loss)	(217)	217	6,514		―	6,514
Income (loss) before income taxes	38,683	11,337	4,186		(9,140)	45,066
(Provision) benefit for income taxes	5,813	(4,325)	(2,058)		―	(570)
Net income (loss)	$44,496	$7,012	$2,128		$(9,140)	$44,496

	Nine Months Ended September 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$242,109	$314,418	$33,310	$	―	$589,837
Cost of sales	(196,074)	(264,303)	(27,029)		―	(487,406)
Gross margin	46,035	50,115	6,281		―	102,431
Selling, general and administrative expenses	(57,463)	(49,099)	(3,266)		―	(109,828)
Loss from unconsolidated joint ventures	(24)	(142)	(925)		―	(1,091)
Equity income (loss) of subsidiaries	(8,065)	―	―		8,065	―
Interest expense	(5,704)	(14,978)	(1,527)		―	(22,209)
Other income (expense)	(790)	(927)	1,038		―	(679)
Homebuilding pretax income (loss)	(26,011)	(15,031)	1,601		8,065	(31,376)
Financial Services:
Financial services pretax income (loss)	(98)	98	51		―	51
Income (loss) before income taxes	(26,109)	(14,933)	1,652		8,065	(31,325)
(Provision) benefit for income taxes	(5,641)	5,293	(77)		―	(425)
Net income (loss)	$(31,750)	$(9,640)	$1,575		$8,065	$(31,750)

21.      Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$306,627	$173	$167,059	$	―	$473,859
Restricted cash	―	―	25,713		―	25,713
Trade and other receivables	718,103	10,300	12,626		(717,361)	23,668
Inventories:
Owned	720,575	703,056	406,365		―	1,829,996
Not owned	3,332	40,159	8,621		―	52,112
Investments in unconsolidated joint ventures	3,686	2,327	46,617		―	52,630
Investments in subsidiaries	702,636	―	―		(702,636)	―
Deferred income taxes, net	2,218	―	―		148	2,366
Other assets	36,918	3,223	692		―	40,833
Total Homebuilding Assets	2,494,095	759,238	667,693		(1,419,849)	2,501,177
Financial Services:
Cash and equivalents	―	―	5,597		―	5,597
Restricted cash	―	―	1,920		―	1,920
Mortgage loans held for sale, net	―	―	88,136		―	88,136
Mortgage loans held for investment, net	―	―	9,652		―	9,652
Other assets	―	―	6,896		(3,025)	3,871
Total Financial Services Assets	―	―	112,201		(3,025)	109,176
Total Assets	$2,494,095	$759,238	$779,894		$(1,422,874)	$2,610,353

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$4,816	$7,735	$3,907	$	―	$16,458
Accrued liabilities	152,982	473,944	260,700		(707,968)	179,658
Secured project debt and other notes payable	6,804	―	4,796		―	11,600
Senior notes payable	1,529,863	―	―		―	1,529,863
Senior subordinated notes payable	39,613	―	―		―	39,613
Total Homebuilding Liabilities	1,734,078	481,679	269,403		(707,968)	1,777,192
Financial Services:
Accounts payable and other liabilities	―	―	9,379		(7,270)	2,109
Mortgage credit facilities	―	―	76,035		(5,000)	71,035
Total Financial Services Liabilities	―	―	85,414		(12,270)	73,144
Total Liabilities	1,734,078	481,679	354,817		(720,238)	1,850,336

Equity:
Total Stockholders' Equity	760,017	277,559	425,077		(702,636)	760,017
Total Liabilities and Equity	$2,494,095	$759,238	$779,894		$(1,422,874)	$2,610,353

21.      Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$66,757	$176	$339,852	$	―	$406,785
Restricted cash	―	―	31,372		―	31,372
Trade and other receivables	485,835	5,435	23,898		(503,643)	11,525
Inventories:
Owned	647,577	623,945	205,717		―	1,477,239
Not owned	6,123	51,684	2,033		―	59,840
Investments in unconsolidated joint ventures	24,082	2,340	55,385		―	81,807
Investments in subsidiaries	766,496	―	―		(766,496)	―
Deferred income taxes, net	5,178	―	―		148	5,326
Other assets	32,496	2,965	232		―	35,693
Total Homebuilding Assets	2,034,544	686,545	658,489		(1,269,991)	2,109,587
Financial Services:
Cash and equivalents	―	―	3,737		―	3,737
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	73,811		―	73,811
Mortgage loans held for investment, net	―	―	10,115		―	10,115
Other assets	―	―	4,901		(3,063)	1,838
Total Financial Services Assets	―	―	93,859		(3,063)	90,796
Total Assets	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$6,911	$9,887	$1,031	$	―	$17,829
Accrued liabilities	82,462	406,111	181,082		(483,765)	185,890
Secured project debt and other notes payable	―	―	3,531		―	3,531
Senior notes payable	1,275,093	―	―		―	1,275,093
Senior subordinated notes payable	46,324	―	―		―	46,324
Total Homebuilding Liabilities	1,410,790	415,998	185,644		(483,765)	1,528,667
Financial Services:
Accounts payable and other liabilities	―	―	5,947		(4,793)	1,154
Mortgage credit facilities	―	―	64,808		(18,000)	46,808
Total Financial Services Liabilities	―	―	70,755		(22,793)	47,962
Total Liabilities	1,410,790	415,998	256,399		(506,558)	1,576,629

Equity:
Total Stockholders' Equity	623,754	270,547	495,949		(766,496)	623,754
Total Liabilities and Equity	$2,034,544	$686,545	$752,348		$(1,273,054)	$2,200,383

21.      Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(145,826)	$543	$(253)		$(25,600)	$(171,136)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,525)	(144)	(76,009)		25,600	(53,078)
Distributions of capital from unconsolidated homebuilding joint ventures	1,205	―	10,735		―	11,940
Net cash paid for acquisitions	―	―	(60,752)		―	(60,752)
Other investing activities	(1,170)	(402)	(133)		―	(1,705)
Net cash provided by (used in) investing activities	(2,490)	(546)	(126,159)		25,600	(103,595)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	5,034		―	5,034
Principal payments on secured project debt and other notes payable	―	―	(782)		―	(782)
Principal payments on senior and senior subordinated notes payable	(9,990)	―	―		―	(9,990)
Proceeds from senior notes payable	253,000	―	―		―	253,000
Payment of debt issuance costs	(8,081)	―	―		―	(8,081)
Net proceeds from (payments on) mortgage credit facilities	―	―	24,227		―	24,227
Proceeds from the issuance of common stock	75,849	―	―		―	75,849
Distributions from (contributions to) Corporate and subsidiaries	73,000	―	(73,000)		―	―
Payment of common stock issuance costs	(3,913)	―	―		―	(3,913)
Proceeds from the exercise of stock options	8,321	―	―		―	8,321
Net cash provided by (used in) financing activities	388,186	―	(44,521)		―	343,665

Net increase (decrease) in cash and equivalents	239,870	(3)	(170,933)		―	68,934
Cash and equivalents at beginning of period	66,757	176	343,589		―	410,522
Cash and equivalents at end of period	$306,627	$173	$172,656	$	―	$479,456

	Nine Months Ended September 30, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(293,052)	$530	$(18,055)	$	―	$(310,577)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(3,691)	(161)	(7,452)		―	(11,304)
Distributions of capital from unconsolidated homebuilding joint ventures			7,786		―	7,786
Other investing activities	(1,185)	(103)	(464)		―	(1,752)
Net cash provided by (used in) investing activities	(4,876)	(264)	(130)		―	(5,270)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,819)		―	(1,819)
Principal payments on secured project debt and other notes payable	―	(273)	(566)		―	(839)
Payment of debt issuance costs	(4,575)	―	―		―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	―	―	22,184		―	22,184
Distributions from (contributions to) Corporate and subsidiaries	92,000	―	(92,000)		―	―
Payment of common stock issuance costs	(324)	―	―		―	(324)
Proceeds from the exercise of stock options	1,198	―	―		―	1,198
Net cash provided by (used in) financing activities	88,299	(273)	(72,201)		―	15,825

Net increase (decrease) in cash and equivalents	(209,629)	(7)	(90,386)		―	(300,022)
Cash and equivalents at beginning of period	260,869	217	470,285		―	731,371
Cash and equivalents at end of period	$51,240	$210	$379,899	$	―	$431,349

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$317,389	$241,434	$812,578	$589,369
Land sale revenues	1,152	359	4,537	468
Total revenues	318,541	241,793	817,115	589,837
Cost of home sales	(253,344)	(203,188)	(647,525)	(486,933)
Cost of land sales	(1,092)	(359)	(4,458)	(473)
Total cost of sales	(254,436)	(203,547)	(651,983)	(487,406)
Gross margin	64,105	38,246	165,132	102,431
Gross margin percentage	20.1%	15.8%	20.2%	17.4%
Selling, general and administrative expenses	(43,121)	(39,124)	(122,765)	(109,828)
Loss from unconsolidated joint ventures	(39)	(455)	(2,707)	(1,091)
Interest expense	(1,669)	(4,250)	(5,816)	(22,209)
Other income (expense	117	(1,948)	4,708	(679)
Homebuilding pretax income (loss)	19,393	(7,531)	38,552	(31,376)

Financial Services:
Revenues	5,218	3,529	14,249	7,124
Expenses	(2,777)	(2,324)	(7,952)	(7,171)
Other income	70	42	217	98
Financial services pretax income	2,511	1,247	6,514	51

Income (loss) before income taxes	21,904	(6,284)	45,066	(31,325)
Provision for income taxes	(194)	(150)	(570)	(425)
Net income (loss)	21,710	(6,434)	44,496	(31,750)
Less: Net (income) loss allocated to preferred shareholder	(9,100)	2,780	(18,980)	13,743
Less: Net (income) loss allocated to unvested restricted stock	(22)	―	(31)	―
Net income (loss) available to common stockholders	$12,588	$(3,654)	$25,485	$(18,007)

Income (Loss) Per Common Share:
Basic	$0.06	$(0.02)	$0.13	$(0.09)
Diluted	$0.05	$(0.02)	$0.12	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	204,485,294	194,311,129	198,469,130	193,686,614
Diluted	235,273,648	194,311,129	210,441,932	193,686,614

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	383,086,434	342,123,915	358,254,718	341,499,400

Net cash provided by (used in) operating activities	$(72,418)	$(78,464)	$(171,136)	$(310,577)
Net cash provided by (used in) investing activities	$(95,704)	$4,254	$(103,595)	$(5,270)
Net cash provided by (used in) financing activities	$348,696	$21,884	$343,665	$15,825
Adjusted Homebuilding EBITDA (1)	$51,523	$28,350	$125,101	$63,046
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

(1)      continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(72,418)	$(78,464)	$(171,136)	$(310,577)
Add:
Provision for income taxes	194	150	570	425
Homebuilding interest amortized to cost of sales and interest expense	28,747	23,103	75,934	68,188
Less:
Income (loss) from financial services subsidiary	2,441	1,205	6,297	(47)
Depreciation and amortization from financial services subsidiary	32	17	76	593
(Gain) loss on disposal of property and equipment	12	184	15	184
Net changes in operating assets and liabilities:
Trade and other receivables	4,681	816	12,143	12,309
Mortgage loans held for sale	18,119	14,967	14,016	19,737
Inventories-owned	70,645	67,719	185,832	261,777
Inventories-not owned	7,191	4,859	10,690	17,659
Other assets	(999)	2,341	(922)	313
Accounts payable	(82)	(6,027)	1,371	(5,889)
Accrued liabilities	(2,070)	292	2,991	(166)
Adjusted Homebuilding EBITDA	$51,523	$28,350	$125,101	$63,046

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Overview

Our 2012 third quarter reflected a continuation of the positive momentum we experienced during the first two quarters and further progress against our strategy.  New home deliveries, net new orders, homebuilding revenues and homes in backlog were up 24%, 29%, 32%, and 64%, respectively, as compared to the year earlier period.  Net income for the quarter was $21.7 million, or $0.05 per diluted share, compared to a net loss of $6.4 million, or $0.02 per diluted share, in the year earlier period.  Homebuilding pretax income for the quarter was $19.4 million compared to a pretax loss of $7.5 million in the year earlier period.

Our improved financial and operating results reflect the continued execution of our strategy, which includes the construction of well built, innovatively designed, and energy efficient homes targeted at the “move-up” homebuyer, our focus on increasing base prices, reducing sales incentives and controlling costs, and the operating leverage inherent in our business.

    During the 2012 third quarter, we received approximately $245 million in net proceeds from a convertible senior notes offering and approximately $72 million in net proceeds from a common stock issuance.  In October 2012, we amended our undrawn revolving credit facility to, among other things, increase the total aggregate commitment to $350 million.  With $474 million of unrestricted homebuilding cash and the availability under the revolving credit facility, we believe we have ample liquidity to continue the progress we have made against our strategy.

Homebuilding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Homebuilding revenues:
California	$183,177	$146,441	$445,634	$339,088
Southwest	61,638	47,342	181,872	130,274
Southeast	73,726	48,010	189,609	120,475
Total homebuilding revenues	$318,541	$241,793	$817,115	$589,837

Homebuilding pretax income (loss):
California	$11,052	$(364)	$27,767	$(2,898)
Southwest	3,588	(2,592)	6,568	(10,126)
Southeast	2,212	(3,396)	2,137	(9,500)
Corporate	2,541	(1,179)	2,080	(8,852)
Total homebuilding pretax income (loss)	$19,393	$(7,531)	$38,552	$(31,376)

    Homebuilding pretax income for the 2012 third quarter was $19.4 million compared to a pretax loss of $7.5 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 31% increase in home sale revenues, a 140 basis point improvement in gross margin from home sales excluding inventory impairments, a $7.2 million decrease in inventory impairment charges, improved SG&A leverage and a $2.6 million decrease in interest expense.

For the nine months ended September 30, 2012, we reported homebuilding pretax income of $38.6 million compared to a pretax loss of $31.4 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 38% increase in home sale revenues, a 70 basis point improvement in gross margin from home sales excluding inventory impairment charges, a $16.4 million decrease in interest expense, a $13.2 million decrease in inventory impairment charges and improved SG&A leverage.

Revenues

    Home sale revenues increased 31%, from $241.4 million for the 2011 third quarter to $317.4 million for the 2012 third quarter, as a result of a 24% increase in new home deliveries and a 7% increase in our consolidated average home price to $369 thousand.  Home sale revenues increased 38%, from $589.4 million for the nine months ended September 30, 2011 to $812.6 million for the nine months ended September 30, 2012, as a result of a 33% increase in new home deliveries and a 4% increase in our consolidated average home price to $351 thousand.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
New homes delivered:
California	363	295	23%	904	696	30%
Arizona	66	37	78%	176	115	53%
Texas	107	113	(5%)	368	285	29%
Colorado	33	25	32%	80	69	16%
Nevada	―	2	(100%)	9	12	(25%)
Total Southwest	206	177	16%	633	481	32%
Florida	151	120	26%	411	293	40%
Carolinas	141	105	34%	370	276	34%
Total Southeast	292	225	30%	781	569	37%
Consolidated total	861	697	24%	2,318	1,746	33%
Unconsolidated joint ventures (1)	14	13	8%	28	27	4%
Total (including joint ventures) (1)	875	710	23%	2,346	1,773	32%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total deliveries of such joint ventures.

   The increase in new home deliveries (exclusive of joint ventures) was driven primarily by a 62% increase in the number of homes in backlog at the beginning of the quarter as compared to the year earlier period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Average selling prices of homes delivered:	(Dollars in thousands)
California	$505	$496	2%	$489	$487	0%
Arizona	204	195	5%	206	204	1%
Texas	328	281	17%	307	290	6%
Colorado	399	307	30%	386	308	25%
Nevada	―	192	―	192	194	(1%)
Total Southwest	299	265	13%	287	270	6%
Florida	256	202	27%	244	200	22%
Carolinas	241	226	7%	238	225	6%
Total Southeast	249	213	17%	241	212	14%
Consolidated	369	346	7%	351	338	4%
Unconsolidated joint ventures (1)	450	356	26%	443	409	8%
Total (including joint ventures) (1)	$370	$347	7%	$352	$339	4%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling prices of such joint ventures.

Our consolidated average home price (excluding joint ventures) for the 2012 third quarter was up 7% to $369 thousand compared to the year earlier period.  This reflects general price increases within most of our markets and a product mix shift to more move-up homes across our geographies.

Gross Margin

    Our 2012 third quarter gross margin percentage from home sales increased to 20.2% compared to 15.8% in the 2011 third quarter which was negatively impacted by $7.2 million of housing inventory impairment charges.  Excluding these charges, our 2011 third quarter adjusted gross margin percentage from home sales was 18.8%.  The year over year increase in our gross margin percentage from home sales, excluding impairment charges, was primarily attributable to a mix shift to more deliveries from higher margin communities, price increases in certain communities with higher sales absorption, and improved margins from speculative homes sold and delivered during the quarter.  For the first nine months of 2012, our gross margin percentage from home sales was 20.3% versus 17.4% (19.6% excluding inventory impairment charges) for the prior year period.

    The table set forth below reconciles our homebuilding gross margin and gross margin percentage for the three and nine months ended September 30, 2011 to gross margin and gross margin percentage from home sales, excluding housing inventory impairment charges (a non-GAAP measure).  There were no impairment charges during the nine months ended September 30, 2012.

	Three Months Ended September 30, 2011	Gross Margin %	Nine Months Ended September 30, 2011	Gross Margin %
	(Dollars in thousands)

Home sale revenues	$241,434		$589,369
Less: Cost of home sales	(203,188)		(486,933)
Gross margin from home sales	38,246	15.8%	102,436	17.4%
Add: Inventory impairment charges	7,230		13,189
Gross margin from home sales, as adjusted	$45,476	18.8%	$115,625	19.6%
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

SG&A Expenses

Our 2012 third quarter SG&A expenses (including Corporate G&A) were $43.1 million compared to $39.1 million for the prior year period, down 260 basis points as a percentage of home sale revenues to 13.6%, compared to 16.2% for the 2011 third quarter.  The improvement in our SG&A rate was primarily the result of a 31% increase in home sale revenues and the operating leverage inherent in our business.

For the nine months ended September 30, 2012, our SG&A expenses (including Corporate G&A) were $122.8 million compared to $109.8 million for the prior year period, down 350 basis points as a percentage of home sale revenues to 15.1%, compared to 18.6% for the prior year period.  The improvement in our SG&A rate was primarily the result of a 38% increase in home sale revenues and the operating leverage inherent in our business.  Additionally, our SG&A expenses for the nine months ended September 30, 2011 included $3.4 million of restructuring, severance and other charges, whereas 2012 included no such charges.

Interest Expense

    For the three and nine months ended September 30, 2012, we expensed $1.7 million and $5.8 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets.  For the three and nine months ended September 30, 2011, we expensed $4.3 million and $22.2 million, respectively, of interest costs.  The decline in our year-over-year interest expense was primarily the result of an increase in the amount of qualified assets we owned during the 2012 periods compared to the prior year periods.  To the extent our debt exceeds our qualified assets in the future, we will continue to be required to expense a portion of the interest related to such debt.

Operating Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	% Change	% Absorption Change (1)	2012	2011	% Change	% Absorption Change (1)
Net new orders (2):
California	417	286	46%	52%	1,169	831	41%	38%
Arizona	61	57	7%	114%	237	136	74%	124%
Texas	132	117	13%	13%	424	376	13%	18%
Colorado	45	24	88%	34%	113	75	51%	26%
Nevada	―	4	(100%)	―	6	7	(14%)	―
Total Southwest	238	202	18%	32%	780	594	31%	43%
Florida	174	154	13%	13%	568	411	38%	34%
Carolinas	160	122	31%	20%	514	344	49%	20%
Total Southeast	334	276	21%	16%	1,082	755	43%	27%
Consolidated total	989	764	29%	32%	3,031	2,180	39%	34%
Unconsolidated joint ventures (3)	18	7	157%	671%	42	23	83%	174%
Total (including joint ventures)	1,007	771	31%	35%	3,073	2,203	39%	35%
____________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.
(3)	Numbers presented regarding unconsolidated joint ventures reflect total net new orders of such joint ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Average number of selling communities during the period:
California	50	52	(4%)	51	50	2%
Arizona	5	10	(50%)	7	9	(22%)
Texas	22	22	―	20	21	(5%)
Colorado	7	5	40%	6	5	20%
Nevada	―	1	(100%)	―	1	(100%)
Total Southwest	34	38	(11%)	33	36	(8%)
Florida	38	38	―	37	36	3%
Carolinas	34	31	10%	35	28	25%
Total Southeast	72	69	4%	72	64	13%
Consolidated total	156	159	(2%)	156	150	4%
Unconsolidated joint ventures (1)	1	3	(67%)	2	3	(33%)
Total (including joint ventures)	157	162	(3%)	158	153	3%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total average selling communities of such joint ventures.

    Net new orders (excluding joint ventures) for the 2012 third quarter increased 29%, to 989 new homes, from the prior year period on a 2% decrease in the number of our average active selling communities.  Our cancellation rate for the three months ended September 30, 2012 was 14%, compared to 16% for the 2011 third quarter and 11% for the 2012 second quarter.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog was 7% and 10%, respectively, for the 2012 and 2011 third quarter.  Our monthly sales absorption rate for the 2012 third quarter was 2.1 per community, up from 1.6 per community for the 2011 third quarter, but down from 2.4 per community for the 2012 second quarter.  The decrease in sales absorption rate from the 2012 second to third quarter is consistent with the seasonality we typically experience in our business.  Although sales absorption rates improved during the 2012 third quarter as compared to the prior year period, they still remained low relative to historical rates, driven by a housing supply/demand imbalance, low consumer confidence and high unemployment.  These conditions continue to be impacted by the continued stringent underwriting standards for mortgage loans and negative home equity for many prospective homebuyers who are looking to sell their existing homes.

	At September 30,
	2012		2011		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	439	$217,549	254	$145,043	73%	50%
Arizona	118	28,357	57	11,229	107%	153%
Texas	205	74,736	190	57,469	8%	30%
Colorado	66	26,406	36	12,362	83%	114%
Nevada	―	―	3	565	(100%)	(100%)
Total Southwest	389	129,499	286	81,625	36%	59%
Florida	319	81,950	185	45,781	72%	79%
Carolinas	247	69,741	123	32,397	101%	115%
Total Southeast	566	151,691	308	78,178	84%	94%
Consolidated total	1,394	498,739	848	304,846	64%	64%
Unconsolidated joint ventures (1)	17	6,836	1	409	1,600%	1,571%
Total (including joint ventures)	1,411	$505,575	849	$305,255	66%	66%
____________________
(1)	Numbers presented regarding unconsolidated joint ventures reflect total backlog of such joint ventures.

The dollar value of our backlog (excluding joint ventures) as of September 30, 2012 increased 64% from the year earlier period to $498.7 million, or 1,394 homes.  The increase in backlog value was driven primarily by a 29% increase in net new orders during the 2012 third quarter as compared to the prior year period and a shift to more to-be-built homes.  Our consolidated average home price in backlog of $358 thousand as of September 30, 2012 has remained relatively flat compared to September 30, 2011.

	At September 30,
	2012	2011	% Change
Homesites owned and controlled:
California	9,806	9,527	3%
Arizona	1,844	1,860	(1%)
Texas	4,451	4,120	8%
Colorado	669	718	(7%)
Nevada	1,124	1,136	(1%)
Total Southwest	8,088	7,834	3%
Florida	8,211	6,554	25%
Carolinas	4,049	2,911	39%
Total Southeast	12,260	9,465	30%
Total (including joint ventures)	30,154	26,826	12%

Homesites owned	23,974	20,139	19%
Homesites optioned or subject to contract	5,605	5,392	4%
Joint venture homesites (1)	575	1,295	(56%)
Total (including joint ventures)	30,154	26,826	12%

Homesites owned:
Raw lots	4,503	4,202	7%
Homesites under development	8,773	4,326	103%
Finished homesites	5,304	5,982	(11%)
Under construction or completed homes	2,170	1,961	11%
Held for sale	3,224	3,668	(12%)
Total	23,974	20,139	19%
____________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

    We owned or controlled 30,154 homesites as of September 30, 2012, an increase of 12% from the year earlier period and up 9% from the 27,757 homesites owned and controlled as of June 30, 2012.

	At September 30,
	2012	2011	% Change
Homes under construction (including speculative homes):
Consolidated	1,507	1,193	26%
Joint ventures	22	6	267%
Total	1,529	1,199	28%

Speculative homes under construction:
Consolidated	597	648	(8%)
Joint ventures	10	6	67%
Total	607	654	(7%)

Completed and unsold homes:
Consolidated	212	296	(28%)
Joint ventures	2	11	(82%)
Total	214	307	(30%)

We continue to closely monitor new home starts based on sales volume and the number of completed and unsold homes.  As of September 30, 2012, the number of completed unsold homes (excluding joint ventures) decreased 28% from the year earlier period.  Total homes under construction (excluding joint ventures) as of September 30, 2012 increased 26% compared to the year earlier period as a result of a 29% increase in the number of homes sold in the third quarter of 2012 compared to 2011.

Financial Services

In the 2012 third quarter our financial services subsidiary reported pretax income of approximately $2.4 million compared to $1.2 million in the year earlier period.  The improvement was driven primarily by a $1.3 million decrease in loan loss reserve expense related to indemnification and repurchase reserves, from $1.5 million for the 2011 third quarter to $0.2 million for the 2012 third quarter, and a 34% increase in the dollar volume of loans closed and sold, partially offset by a decrease in margins.

    The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Total Originations:
Loans	635	502	1,639	1,215
Principal	$ 183,978	$ 137,604	$ 449,454	$ 326,027
Capture Rate	82%	80%	81%	79%

Loans Sold to Third Parties:
Loans	604	457	1,628	1,159
Principal	$ 165,179	$ 123,021	$ 434,305	$ 305,340

Mortgage Loan Origination Product Mix:
FHA loans	21%	29%	24%	32%
Other government loans (VA & USDA)	15%	22%	19%	20%
Total government loans	36%	51%	43%	52%
Conforming loans	64%	49%	57%	48%
Jumbo loans	0%	0%	0%	0%
	100%	100%	100%	100%
Loan Type:
Fixed	97%	95%	97%	95%
ARM	3%	5%	3%	5%
Credit Quality:
Avg. FICO score	745	743	743	742
Other Data:
Avg. combined LTV ratio	85%	87%	86%	87%
Full documentation loans	100%	100%	100%	100%

Income Taxes

During the three and nine months ended September 30, 2012 we utilized $8.6 million and $17.8 million, respectively, of our deferred tax asset valuation allowance to fully offset the income tax provision related to the pretax income for the periods.  During the prior year period we generated a $2.3 million and $12.2 million deferred tax asset related to the pretax losses for the three and nine months ended September 30, 2011, respectively, which was fully reserved against through a noncash valuation allowance.  As of September 30, 2012, we had a $488.5 million deferred tax asset (excluding the $2.4 million deferred tax asset relating to our terminated interest rate swap) which has been fully reserved against by a corresponding deferred tax asset valuation allowance of the same amount.  Approximately $103 million of our deferred tax asset represents unrealized built-in losses related primarily to inventory impairment charges.  Our ability to recognize a tax benefit from these unrealized built-in losses may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  Assets with built-in losses sold prior to June 27, 2013 are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, to the extent that realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost, with such permanent loss reflected by identical reductions of our deferred tax asset and deferred tax asset valuation allowance for the tax effected amount of the difference.  During the nine months ended September 30, 2012 and 2011, we recorded such reductions in the amounts of $4.4 million and $8.2 million, respectively, reflecting permanent losses of our deferred tax asset in such periods related to built-in losses realized during these periods that were in excess of the Section 382 annual limitation.  We have recovered over 40% of the built-in losses contained in assets that we have sold since the beginning of 2010.  Please see Note 19 to our accompanying condensed consolidated financial statements for further discussion.

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

For the nine months ended September 30, 2012, we used $171.1 million of cash in operating activities versus $310.6 million in the year earlier period.  The decrease in cash used in operating activities as compared to the prior year was driven primarily by a 38% increase in homes sale revenues.  As of September 30, 2012, our homebuilding cash balance was $499.6 million (including $25.7 million of restricted cash).

    Revolving Credit Facility. As of September 30, 2012, we were party to an undrawn $210 million unsecured revolving credit facility (the “Revolving Facility”).  On October 19, 2012, we amended the Revolving Facility to, among other things, increase the aggregate commitment to $350 million (all of which is available for letters of credit), provide an accordion feature that allows for an increase in the aggregate commitment to $550 million (subject to the availability of additional bank commitments and certain other conditions), and to extend the maturity date of $320 million of the commitment to October 19, 2015. Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  We were in compliance with the covenants and other requirements of the Revolving Facility that were in effect on September 30, 2012.  Assuming that the amendment to the Revolving Facility had been effective on such date our covenant compliance would have been as follows:

Covenant and Other Requirements	Actual at September 30, 2012	Covenant Requirements at September 30, 2012
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$760.0	≥	$525.0
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.50	≤	2.50
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.19	≤	1.00
Interest Coverage Ratio (4):
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	1.40	≥	1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$184.0	≤	$346.0
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$350.0
____________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This ratio decreases to 2.25 to 1.00 for the period ending March 31, 2014 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
As of September 30, 2012, we were in compliance with the interest coverage covenant.  However, if we fail to meet the required interest coverage ratio, it is not an event of default but rather upon such occurrence, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that limits our permitted borrowings to $100 million plus 90% of the book value of our completed model home inventory ($200.2 million as of September 30, 2012).

(5)	The ratio increases to 1.25 to 1.00 beginning with the quarter ending March 31, 2014. Consolidated Interest Incurred excludes noncash interest expense.

(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)
As of September 30, 2012 our borrowing base plus our overadvance amount exceeded our borrowing base debt by approximately $357.5  million.  However, our borrowing base availability is limited by our total commitment, which would have been $350 million as of September 30, 2012.

    Letter of Credit Facilities.  As of September 30, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $17.3 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of September 30, 2012 these facilities were secured by cash collateral deposits of $24.9 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

    Senior and Senior Subordinated Notes.  The principal amount outstanding of our senior and senior subordinated notes payable consisted of the following as of September 30, 2012:

September 30, 2012
(Dollars in thousands)

6% Convertible Senior Subordinated Notes due October 2012 (1)	$39,613
6¼% Senior Notes due April 2014	4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
1¼% Convertible Senior Notes due August 2032	253,000
$1,582,373
__________________
(1)	The 6% Convertible Senior Subordinated Notes were repaid in full upon maturity in October 2012.

    These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of September 30, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

    The leverage and interest coverage conditions contained in our 10¾% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at September 30, 2012	Covenant Requirements at September 30, 2012

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	1.73	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	1.26	≥ 2.00
____________________
(1)
Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million.  As of September 30, 2012, our unrestricted subsidiaries had approximately $165.4 million of unrestricted cash.  As of September 30, 2012, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp.  If such a distribution were to occur, the Leverage Ratio would be positively impacted.

    On July 31, 2012, the Company issued $253 million in aggregate principal amount of 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”).  The Convertible Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

    The Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  At any time until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.

    The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

    Common Stock Issuance.  The Company conducted a secondary public offering of its common stock in conjunction with the Notes offering, issuing 13.4 million shares of the Company's common stock at a price of $5.67 per share and receiving $71.9 million in net proceeds.

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

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements” below, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2012, we held interests in eight active joint ventures with no project specific financing outstanding.

    Secured Project Debt and Other Notes Payable.  At September 30, 2012, we had $11.6 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At September 30, 2012, we had $71.0 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $75 million repurchase facility with one lender, maturing in July 2013, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.9 million as of September 30, 2012, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At September 30, 2012, we had approximately $242.7 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $116.4 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the nine months ended September 30, 2012.

    Leverage.  Our homebuilding debt to total book capitalization was 67.5% at September 30, 2012 and our adjusted net homebuilding debt to adjusted total book capitalization was 58.7%.  This adjusted ratio reflects the offset of homebuilding cash and excludes $71.0 million of indebtedness of our financial services subsidiary.  We believe that this adjusted ratio is useful to investors as an additional measure of our ability to service debt.  Excluding the impact and timing of recording impairments and new land purchases, historically, our leverage increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At September 30, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2012, we had non-refundable cash deposits outstanding of approximately $24.9 million and capitalized preacquisition and other development and construction costs of approximately $2.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $248.8 million.  Approximately $23.6 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2012, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  As of September 30, 2012, we had $2.7 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2012.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of September 30, 2012, Standard Pacific Mortgage had approximately $88.9 million in closed mortgage loans held for sale and $62.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

ITEM 4.           CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Standard Pacific Corp. and its subsidiaries required to be included in our periodic SEC filings.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	the sufficiency of our warranty and other reserves;
•	our belief that our current restructuring activities are substantially complete;
•	housing market conditions and trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	the sufficiency of our liquidity and our ability to access additional capital;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	changes to our unrecognized tax benefits and uncertain tax positions;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	seasonal trends relating to our leverage levels;
•	plans with respect to letter of credit facilities;
•	remaining cost to complete under surety bond arrangements;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto; and
•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	adverse developments in general and local economic conditions that affect the demand for homes;
•	the impact of downturns in homebuyer demand on revenues, margins and impairments;
•	the market value and availability of land;
•	our dependence on the California market and, to a lesser extent, the Florida market;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;
•	the risk of our longer term acquisition strategy;
•	our ability to obtain suitable bonding for development of our communities;
•	the cost and availability of labor and materials;
•	adverse weather conditions and natural disasters;
•	litigation and warranty claims;
•	our reliance on subcontractors and the risk that they improperly construct our homes;
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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

4.1
Eighteenth Supplemental Indenture, dated as of August 6, 2012 relating to the Registrant’s 1¼% Convertible Senior Notes due 2032, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.

4.2
Nineteenth Supplemental Indenture, dated as of August 6, 2012, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed

Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    STANDARD PACIFIC CORP.
                   (Registrant)

Dated: October 26, 2012	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: October 26, 2012	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)

46