Form 10-K
period 2012-12-31
STANDARD PACIFIC CORP /DE/
filed 2013-02-22
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $674,460,141.

As of February 21, 2013, there were 214,302,113 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

Standard Pacific Homes has been building communities for families since 1965.  Our geographically diversified business spans many of the nation’s largest housing markets, including major metropolitan markets in California, Florida, the Carolinas, Texas, Arizona, and Colorado.  While we construct homes within a wide range of price and size, we have increased our emphasis in recent years on the move-up market.  We believe that our well built and innovatively designed homes, located in desirable communities, and our focus on providing an outstanding customer experience, make Standard Pacific homes particularly attractive to the move-up homebuyer.

The percentage of our homes delivered by state and product mix for the year ended December 31, 2012 were as follows:

State	Percentage of Deliveries
California	40%
Florida	18
Carolinas	17
Texas	14
Arizona	8
Colorado	3
Nevada	―
Total	100%

Product Mix	Percentage of Deliveries
Move-up / Luxury	73%
Entry-level	27
Total	100%

The average selling prices of our homes delivered by state for the year ended December 31, 2012 were as follows:

State	Average Selling Price
(Dollars in thousands)
California	$506
Florida	$247
Carolinas	$247
Texas	$318
Arizona	$213
Colorado	$388
Nevada	$192

Homebuilding Operations

We have been building beautiful, high-quality homes and neighborhoods since our founding in Southern California in 1965.  With a trusted reputation for quality craftsmanship, an outstanding customer experience and exceptional architectural design, we utilize our decades of land acquisition, development and homebuilding expertise to successfully navigate today’s complex landscape to acquire and build desirable communities in locations that meet the high expectations of our targeted move-up homebuyers.  We currently build homes in 24 markets through a total of 14 operating divisions.  Our homes sizes typically range from approximately 1,500 to 3,500 square feet, although we have built homes from 1,100 to over 6,000 square feet.  Sales prices generally range from approximately $165,000 to over $1 million.  At December 31, 2012, we owned or controlled 30,767 homesites (including joint ventures) and had 156 active selling communities.  For the year ended December 31, 2012, approximately 77% of our deliveries were single-family detached homes.  The remainder of our deliveries were single family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.

We customize our home designs to meet the specific needs of each particular market and its customers’ preferences. These preferences are reflected in every aspect of our community sales and marketing, including community locations, exterior styles, and model home merchandising.

Mortgage Operations

We have a mortgage financing subsidiary that provided financing to 82% of our homebuyers who chose to finance their home purchases during 2012.  Staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, our mortgage operations benefit our homebuyers by offering a dependable source of competitively priced financing that is seamlessly integrated into our sales and home close process.  Our mortgage operations also complement our homebuilding operations by making the timing of our new home deliveries more predictable. The loans funded by our mortgage subsidiary are generally sold in the secondary mortgage market.

Strategy

During the economic downturn, as many builders chose to refocus their businesses on lower priced homes, we elected a different strategy. With significant competition at lower price points from new homebuilders and re-sale homes, including short-sales and foreclosures, we decided to leverage our nearly 50 years of experience in the move-up market to significantly expand our new home offerings at higher price points.  We believe homebuyers at these higher price points (“move-up homebuyers”) are more likely to value and pay for the quality construction and industry leading customer service experience that are the hallmarks of Standard Pacific Homes.

Our strategy includes the following elements:

•	Acquire land in desirable locations at acceptable prices;
•	Leverage our land acquisition and master plan development expertise to garner an advantage in the highly competitive market for highly sought after locations;
•	Construct well built, innovatively designed, and energy efficient homes that cater to the move-up homebuyer;
•	Provide an industry leading customer experience;
•	Optimize the size of our business in each of our markets to appropriately leverage operating efficiencies;
•	Maintain a cost structure that positions us for near and long-term profitability;
•	Seek opportunities to enhance revenue while maintaining an appropriate sales pace; and
•	Concentrate operations and invested capital in anticipated growth markets.

Dollar Value of Backlog

The dollar value of our backlog as of December 31, 2012 was $515.5 million, or 1,404 homes.  We expect all of our backlog at December 31, 2012 to be converted to deliveries and revenues during 2013, net of cancellations.

Marketing and Sales

    Our homes are marketed through a variety of channels, including through individual communities where new homes are sold by local sales teams. At the community level, home shoppers have the opportunity to experience fully-furnished and landscaped model homes which demonstrate the livability of our floorplans. Our forward-thinking architectural philosophy entitled, The Artistry of Home®, is a key differentiator in marketing to move-up buyers. We closely examine buyer preferences communicated to our sales team and through buyer surveys and in-home studies. This research, coupled with the skilled expertise of architects who have both domestic and international experience, affords our move-up homebuyer thoughtful solutions that cater to the way people live today through innovative ideas and practical conveniences.

Many buyers begin or supplement their buying process via online research, which allows us to engage and inform them through a robust website and a wide array of digital marketing initiatives. Brokers and real estate professionals are a viable extension of our sales team and are marketed to directly. Move-up homebuyers are understandably more savvy and experienced with the homebuying process and more commonly employ real estate professionals to aid in their purchase.

Our homes are sold pursuant to written sales contracts that usually require the homebuyer to make a cash deposit.  We sell both pre-built and to-be-built homes.  For the to-be-built homes sold prior to construction, homebuyers have the opportunity to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some alternative room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel their contract if they are unable to sell their existing homes or if certain other conditions are not met. A buyer’s liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer’s cash deposit to the Company, although some states provide for more limited remedies.

Seasonality and Longer Term Cycles

    Our homebuilding operations have historically experienced seasonal fluctuations. We typically experience the highest new home order activity in the spring and summer months, although new order activity is highly dependent on the number of active selling communities and the timing of new community openings as well as other market factors. Because it typically takes us three to six months to construct a new home, we typically deliver a greater number of homes in the second half of the calendar year as spring and early summer orders are converted to home deliveries. As a result, our revenues and cash flows (exclusive of the timing of land purchases) from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter.

    Our homebuilding operations are also subject to longer term business cycles, the severity, duration, beginning and ending of which are difficult to predict. At the high point of this business cycle, the demand for new homes and new home prices are at their peak. Land prices also tend to be at their peak in this phase of the cycle. At the low point in the cycle, the demand for homes is weak and land prices tend to be more favorable. While difficult to accomplish, our goal is to deliver as many homes as possible near the top of the cycle and to make significant investments in land at the bottom of the cycle.

    We believe we were at or near the bottom of the current cycle for the several years prior to 2012 and, as such, have made substantial investments in land.  We plan to continue to make substantial investments in land, which is likely to utilize a significant portion of our cash resources, so long as we believe that such investments will yield results that meet our investment criteria.

Competitive Conditions in the Business

    The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. We compete for customers primarily on the basis of customer satisfaction, construction quality, home design and location, reputation, price, and the availability of mortgage financing. While we compete with other residential construction companies for customers, we also compete with the resale of existing homes and rental properties.  In addition, we compete with some larger competitors who, because of their scale, may have lower costs of capital, labor, materials and overhead.  Their size and favorable cost structures may provide them with an advantage as we compete for land, materials, labor and sales.

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

We also utilize joint ventures and option arrangements with land sellers, other builders, developers and financial entities from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, leveraging our capital base and managing the financial and market risk associated with land holdings.  In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs.  For more detailed discussion of our current joint venture arrangements please see “Off-Balance Sheet Arrangements”.

Development and Construction

We customarily acquire unimproved or improved land zoned for residential use.  To control larger land parcels or gain access to highly desirable parcels, we sometimes form land development joint ventures with third parties which provide us the right to acquire a portion of the lots from the joint venture when developed.  If we purchase raw land or partially developed land, we will perform development work that may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems and recreational facilities like parks, community centers, pools, hiking and biking trails.  With our long California heritage of creating master planned communities, we have expertise and experience in handling complex development opportunities.

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

Sources and Availability of Raw Materials

We, either directly or through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home.  While these materials are generally widely available from a variety of sources, from time to time we experience serious material shortages on a localized basis, particularly during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures and during periods of robust construction activity when there is high demand for new homes.During these periods, the prices for these materials can substantially increase and our construction process can be slowed.

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

We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2012, we had incurred an aggregate of $9.5 million in losses related to loan repurchases and make-whole payments we had been required to make on the $7.2 billion total dollar value of the loans we originated in the 2004-2012 period.  We record allowances for loan related claims when we determine it is appropriate to do so.  However, if we are required to make a materially higher number of make-whole payments and/or loan repurchases than we anticipate or if losses are more severe than predicted, current allowances might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity.

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

Employees

    At December 31, 2012, we had approximately 820 employees, up from approximately 750 employees at the prior year end.  Of our employees at the end of 2012, approximately 235 were executive, administrative and clerical personnel, 280 were sales and marketing personnel, 195 were involved in construction and project management, 50 were involved in new home warranty, and 60 worked in the mortgage operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.  We believe that our relations with our employees and subcontractors are good.

Business Segment Financial Data

For business segment financial data, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 3 to our consolidated financial statements.

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

Risks related to us and our business

Market and Economic Risks

Adverse economic conditions negatively impact the demand for homes and the pace and scope of the current recovery of the United States economy is uncertain.  A negative change in the pace or scope of the current recovery could have adverse effects on our operating results and financial condition.

The homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. The national recessions, credit market disruption, high unemployment levels, the absence of home price stability, and the decreased availability of mortgage financing have, among other factors, adversely impacted the homebuilding industry and our operations and financial condition over the last several years.  Although the housing market appears to be recovering in most of the geographies in which we operate, we cannot predict the pace or scope of the recovery.  If market conditions deteriorate or do not improve as anticipated, our results of operations and financial condition could be adversely impacted.

The market value and availability of land may fluctuate significantly, which could decrease the value of our developed and undeveloped land holdings and limit our ability to develop new communities.

The risk of owning developed and undeveloped land can be substantial for us. Our current strategy calls for us to continue to invest a substantial portion of our cash in land over the next several years. Our execution of this strategy has significantly increased the amount of land we hold. The market value of the undeveloped land, buildable lots and housing inventories we hold can fluctuate significantly as a result of changing economic and market conditions. During the recent housing downturn, we experienced negative economic and market conditions that resulted in the impairment of a significant number of our land positions and write-offs of some of our land option deposits. If economic or market conditions deteriorate in the future, we may have to impair our land holdings and projects, write down our investments in unconsolidated joint ventures, write off option deposits, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs (such as property taxes and interest) can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market. As we increase the amount of land we hold, we also materially increase our exposure to the risks associated with owning land, which means that if economic and market conditions were to deteriorate, it could have a significantly greater adverse impact on our financial condition.

Our long-term success also depends in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at acceptable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. If a sufficient amount of suitable land opportunities do not become available, it could limit our ability to develop new communities, increase land costs and negatively impact our sales and earnings.

We depend on the California market. If conditions in California deteriorate, our sales and earnings may be negatively impacted.

We generate over 50% of our revenue and a significant amount of our profits from, and hold over 55% of the dollar value of our real estate inventory in, California. During the recent housing downturn, land values, the demand for new homes and home prices declined substantially in California, negatively impacting our profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and has raised taxes and increased fees to offset its deficit. Our profitability and financial position could be adversely impacted if conditions in California deteriorate.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through Standard Pacific Mortgage or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. While interest rates are at or near historic lows, many lenders have significantly tightened their underwriting standards, are requiring higher credit scores, substantial down payments, increased cash reserves, and have eliminated or significantly limited many subprime and other alternative mortgage products, including “jumbo” loan products, which are important to sales in many of our markets, particularly California. The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities, which are directly impacted by the federal government’s decisions regarding its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary market. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results and profitability. These conditions may continue or worsen.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of customer satisfaction, construction quality, home design and location, reputation, price and the availability of mortgage financing. We also compete with the resale of existing homes, rental properties, the “short-sale” of almost new homes and foreclosures.   In addition, we compete with some larger competitors who, because of their scale, may have lower costs of capital, labor, materials and overhead.  Their size and favorable cost structures may provide them with an advantage as we compete for land, materials, labor and sales.

High cancellation rates may negatively impact our business.

In connection with the sale of a home we collect a deposit from the homebuyer that is a small percentage of the total purchase price.  The deposit may, in certain circumstances, be fully or partially refundable to our homebuyer prior to closing, depending on, among other things, the rules of the state in which the home is located.  If the prices for our homes in a given community decline, competitors increase sales incentives, interest rates increase, the availability of mortgage financing tightens or a buyer experiences a change in their personal finances, they may have an incentive to cancel their home purchase contracts with us, even where they might be entitled to no refund or only a partial refund of this deposit.  Significant cancellations could have a material adverse effect on our business.

Operational Risks

Our longer-term land acquisition strategy poses significant risks.

From time-to-time, we purchase land parcels with longer-term time horizons when we believe market conditions provide an opportunity to purchase this land at acceptable prices. Our current strategy reflects our plan to continue to invest a substantial portion of our cash in land, including in larger land parcels with longer holding periods that will require significant development operations. This strategy is subject to a number of risks. It is difficult to accurately forecast development costs and sales prices the longer the time horizon for a project and, with a longer time horizon, there is a greater chance that unanticipated development cost increases, changes in general market conditions and other adverse unanticipated changes could negatively impact the profitability of a project. In addition, larger land parcels are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted. In addition, the acquisition of land with a longer term development horizon historically has not been a significant focus of our business in many of our markets outside California and may therefore be subject to greater execution risk.

Labor and material shortages and price fluctuations could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of material may also be adversely affected during periods of shortage or high inflation. The cost of labor may be adversely affected by shortages of qualified tradespeople such as carpenters, roofers, electricians and plumbers, changes in laws relating to union activity and changes in immigration laws and trends in labor migration.  During the recent housing downturn, a large number of qualified tradespeople went out of business or otherwise exited our markets. The reduction in available tradespeople is currently exacerbating labor shortages as demand for new housing has increased. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results and profitability.

We may be unable to obtain suitable bonding for the development of our communities.

We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to obtain the required surety or performance bonds for our projects, our business operations and revenues could be adversely affected. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

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

We engage subcontractors to perform the actual construction of our homes, and in many cases, to obtain the necessary building materials. Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues we repair the homes in accordance with our new home warranty standards and as required by law. The cost of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers.

Our mortgage subsidiary may become obligated to repurchase loans it has sold in the secondary mortgage market or may become subject to borrower lawsuits.

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan. As of December 31, 2012, our mortgage subsidiary had incurred an aggregate of $9.5 million in losses related to loan repurchases and make-whole payments it had been required to make on the $7.2 billion total dollar value of the loans it originated from the beginning of 2004 through the end of 2012.  It is possible that our mortgage subsidiary will be required to make a materially higher number of make-whole payments and/or repurchases in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to make make-whole payments or repurchases. Further, such make-whole payments could have a higher severity than previously experienced. In such cases our current allowances might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity, which could harm our financial condition and results of operations.

In addition, a number of homebuyers have initiated lawsuits against builders and lenders claiming, among other things, that builders pressured the homebuyers to make inaccurate statements on loan applications, that the lenders failed to correctly explain the terms of adjustable rate and interest-only loans, and/or that the lender financed home purchases for unsuitable buyers resulting indirectly in a diminution in value of homes purchased by more appropriately qualified buyers. While we have experienced only a small number of such lawsuits to date, it is possible that we could become subject to additional lawsuits and/or regulatory investigations. If our mortgage subsidiary becomes the subject of significant borrower lawsuits or regulatory authority action our financial results may be negatively impacted.

We are dependent on the services of key employees and the loss of any substantial number of these individuals or an inability to hire additional personnel could adversely affect us.

Our success is dependent upon our ability to attract and retain skilled employees, including personnel with significant management and leadership skills. Competition for the services of these individuals in many of our operating markets can be intense and has increased as market conditions have improved. If we are unable to attract and retain skilled employees, we may be unable to accomplish the objectives set forth in our business plan.

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

Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.

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

Our homebuilding operations, including land development activities, are subject to extensive federal, state and local regulation, including environmental, building, employment and worker health and safety, zoning and land use regulation. This regulation affects all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:

•	permitted land uses, levels of density and architectural designs;
•	the level of energy efficiency and greenhouse gas emissions our homes are required to achieve;
•	the installation of utility services, such as water and waste disposal;
•	the dedication of acreage for open space, parks, schools and other community services; and
•	the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters.

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

In addition, new housing developments are often subject to various assessments or impact fees for schools, parks, streets, highways and other public improvements. The costs of these assessments are subject to substantial change and can cause increases in the effective prices of our homes, which in turn could reduce our sales and/or profitability.

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

The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Changes in regulation have negatively impacted the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, recent changes and proposed changes to the Federal Housing Administration’s rules to require increased Borrower FICO scores, increased down payment amounts, and limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

Changes to tax laws could make homeownership more expensive.

Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income. If the federal or state governments were to change applicable tax law to eliminate or reduce these benefits for all or certain classes of taxpayers, the after-tax cost of owning a home could increase significantly. This would harm our future sales and earnings.

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

Financing Risks

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.

Our operations require significant amounts of cash. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have a $350 million unsecured revolving credit facility designed to provide us with an additional source of liquidity to meet short-term cash needs, our ability to borrow under the facility is limited by our ability to meet the covenants required to allow us to borrow under the facility.

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or deterioration in our credit ratings could adversely affect our ability to obtain necessary funds. Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders could result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.

We may be unable to meet the conditions contained in our debt instruments that must be satisfied to incur additional indebtedness and make restricted payments.

Our debt instruments impose restrictions on our operations, financing, investments and other activities. For example, our outstanding 2016 notes prohibit us from incurring additional debt, except for limited categories of indebtedness (including up to $1.1 billion in bank credit facility debt), if we do not satisfy either a maximum leverage ratio or a minimum interest coverage ratio. The 2016 notes also limit our ability to make restricted payments (including dividends, distributions on stock and contributions to joint ventures), prohibiting such payments unless we satisfy one of the ratio requirements for the incurrence of additional debt and comply with a basket limitation. As of December 31, 2012, we were able to satisfy the conditions necessary to incur additional debt and to make restricted payments. However, we have in the past been unable to satisfy these conditions and there can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to satisfy these conditions in the future, we will be precluded from incurring additional borrowings, subject to certain exceptions, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations and prevent us from fulfilling our obligations under our debt instruments.

We currently have a substantial amount of debt. As of December 31, 2012, the principal amount of our homebuilding debt outstanding was approximately $1,554.3 million, $4.8 million of which matures in 2013, $321.5 million of which matures between 2014 and 2016 and $1,228.0 million of which matures between 2017 and 2032.  In addition, the instruments governing our debt permit us to incur significant additional debt.  Our existing debt and any additional debt we incur could:

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

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on favorable terms, if at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

In addition, our 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”) entitle holders to require us to repurchase their notes at a price of 100% of the principal amount, plus accrued and unpaid interest, on August 1, 2017, 2022 or 2027, or in the event of a fundamental change (as defined in the indenture governing the Convertible Notes).  If we do not have sufficient funds to repurchase notes when we are required to do so, or if instruments governing debt we have incurred prohibit us from using cash or other assets for that purpose, we might be unable to meet our obligations. Our failure to repurchase the Convertible Notes at a time when their repurchase is required by the indenture would constitute a default under the indenture.  A default under the Convertible Notes indenture, or the fundamental change itself, could also lead to a default under other debt securities we have issued or could cause borrowings we have incurred to become due.  If the repayment of a substantial amount of indebtedness were to be accelerated after any applicable notice or grace period, we might not have sufficient funds to repay the indebtedness and repurchase the notes.

We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.

We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest. At December 31, 2012, we had an aggregate of $52.4 million invested in these joint ventures, which had no project specific financing outstanding.

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

•
Financing Risk.    There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures.  During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing borrowings as such borrowings mature. As a result, we may be required to contribute our corporate funds to the joint venture to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the restricted payment condition discussed above.

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

•
Illiquid Investment Risk.    We lack a controlling interest in our joint ventures and therefore are generally unable to compel our joint ventures to sell assets, return invested capital, require additional capital contributions or take any other action without the vote of at least one or more of our venture partners. This means that, absent partner agreement, we may not be able to liquidate our joint venture investments to generate cash.

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

At times, such as now, when we are pursuing a longer-term land acquisition strategy, we become directly subject to some of these risks in varying degrees, including those discussed above related to entitlement, development, financing, completion and illiquid investment. Increasing our direct exposure to these types of risks could have a material adverse effect on our financial position or results or operations.

Other Risks

Our principal stockholder has the ability to exercise significant influence over the composition of our Board of Directors and matters requiring stockholder approval.

As of December 31, 2012, MP CA Homes LLC held 49% of the voting power of our voting stock. Pursuant to the stockholders’ agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and is entitled to designate at least one MP CA Homes LLC designated director to each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors and its committees. In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders. In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.

Our charter, bylaws stockholders’ rights agreement and debt covenants could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock.

Provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could delay or prevent a change in control of and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our certificate of incorporation also authorizes our Board of Directors to issue new series of common stock and preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, your rights or the value of your notes or the common stock issuable upon conversion of the notes could be negatively affected. For example, subject to applicable law, our Board of Directors could create a series of common stock or preferred stock with preferential rights to dividends or assets upon liquidation, or with superior voting rights to our existing common stock. The ability of our Board of Directors to issue these new series of common stock and preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our noteholders and stockholders.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits Delaware corporations from engaging in business combinations specified in the statute with an interested stockholder, as defined in the statute, for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the Delaware General Corporation Law could also have the effect of delaying or preventing a change of control of us.

We also have a stockholders’ rights agreement that could make it difficult to acquire us without the approval of our Board of Directors. Our stockholders’ rights agreement has been filed with and is publicly available at or from the SEC; see Part IV, Item 15.

In addition, some of our debt covenants contained in the indentures for our outstanding public notes and our revolving credit facility may delay or prevent a change in control. Our outstanding notes contain change of control provisions that give the holders of our outstanding notes the right to require us to purchase the notes upon a change in control at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We lease our corporate headquarters, which is located in Irvine, California.  The lease on this facility, which also includes offices for our Orange County division and our mortgage operations, consists of approximately 39,000 square feet and expires in August 2016.  We lease approximately 16 other properties for our other division offices and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18.

ITEM 3.	LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

    None.

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of February 21, 2013, are set forth below.

Name	Age	Position
Scott D. Stowell	55	Chief Executive Officer and President
Jeff J. McCall	41	Executive Vice President and Chief Financial Officer
John P. Babel	41	Executive Vice President, General Counsel and Secretary
Wendy L. Marlett	49	Chief Marketing Officer and Executive Vice President

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

Wendy L. Marlett has served as Chief Marketing Officer and Executive Vice President since September 2010.  Ms. Marlett leads all of the Company's sales, marketing, communications and architecture functions across our operations.  Prior to joining the Company, Ms. Marlett was Senior Vice President of sales, marketing and communications at KB Home, where she held progressive roles since 1995 and was a recognized innovator in marketing and brand management.

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

	Year Ended December 31,
	2012				2011
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$4.85	$3.05	$	―	$4.98	$3.50	$	―
June 30	6.29	4.13		―	4.09	3.17		―
September 30	7.92	5.53		―	3.65	2.08		―
December 31	7.91	5.71		―	3.73	2.17		―

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of February 21, 2013, the number of record holders of our common stock was 1,312.

We did not repurchase any shares of our common stock during the three months ended December 31, 2012.

We do not intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business.  Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Our senior note indentures (other than our convertible senior note indenture) contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6.b. of the accompanying consolidated financial statements.

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

Assumes $100 invested on December 31, 2007 in Standard Pacific Corp. Common Stock, the S&P 500 Composite Index and the Dow Jones Industry Group-U.S. Home Construction Index
$300
$250
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Standard Pacific Corp.
S&P 500
Dow Jones US Home Construction

    The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company’s common stock closing price on December 31, 2012 was $7.35 per share.  The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding (1)	$1,236,958	$882,993	$912,418	$1,166,397	$1,535,616
Financial Services	21,300	10,907	12,456	13,145	13,587
Total revenues from continuing operations	$1,258,258	$893,900	$924,874	$1,179,542	$1,549,203

Pretax income (loss):
Homebuilding (1)(2)	$67,645	$(18,156)	$(14,001)	$(111,068)	$(1,237,840)
Financial Services	10,542	1,683	1,720	1,586	1,016
Pretax income (loss) from continuing operations	$78,187	$(16,473)	$(12,281)	$(109,482)	$(1,236,824)
Net income (loss):
Income (loss) from continuing operations (3)	$531,421	$(16,417)	$(11,724)	$(13,217)	$(1,231,329)
Income (loss) from discontinued operations	―	―	―	(569)	(2,286)
Net income (loss)	$531,421	$(16,417)	$(11,724)	$(13,786)	$(1,233,615)

Basic income (loss) per common share:
Continuing operations (3)	$1.52	$(0.05)	$(0.05)	$(0.06)	$(9.12)
Discontinued operations	―	―	―	―	(0.02)
Basic income (loss) per common share	$1.52	$(0.05)	$(0.05)	$(0.06)	$(9.14)

Diluted income (loss) per common share:
Continuing operations (3)	$1.44	$(0.05)	$(0.05)	$(0.06)	$(9.12)
Discontinued operations	―	―	―	―	(0.02)
Diluted income (loss) per common share	$1.44	$(0.05)	$(0.05)	$(0.06)	$(9.14)

Weighted average common shares outstanding:
Basic	201,953,799	193,909,714	105,202,857	95,623,851	81,439,248
Diluted	220,518,897	193,909,714	105,202,857	95,623,851	81,439,248

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	147,812,786	147,812,786	147,812,786	147,812,786	53,523,829

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	368,331,683	341,722,500	253,015,643	243,436,637	134,963,077

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)	$366,808	$438,157	$748,754	$602,222	$626,379
Inventories owned (1)	$1,971,418	$1,477,239	$1,181,697	$986,322	$1,262,521
Total assets	$3,113,074	$2,200,383	$2,133,123	$1,861,011	$2,252,488
Homebuilding debt (4)	$1,542,018	$1,324,948	$1,320,254	$1,158,626	$1,486,437
Financial services debt	$92,159	$46,808	$30,344	$40,995	$63,655
Stockholders' equity	$1,255,816	$623,754	$621,862	$435,798	$407,941
Stockholders' equity per common share (5)	$5.89	$3.20	$3.23	$4.30	$4.40
Pro forma stockholders' equity per common share (6)	$3.48	$1.82	$1.83	$1.75	$1.70

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations in 2009 and 2008.
(2)
The 2012, 2011, 2010, 2009 and 2008 homebuilding pretax income (loss) includes pretax impairment charges totaling $0, $13.2 million, $2.3 million, $68.6 million and $1,127.9 million, respectively. (Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 4 of the accompanying Consolidated Financial Statements for further discussion).

(3)	The 2012 net income and basic and diluted income per common share include a $454 million tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.
(4)	Homebuilding debt as of December 31, 2009 includes the indebtedness related to liabilities from inventories not owned of $1.9 million.
(5)
At December 31, 2012, 2011, 2010, 2009 and 2008, common shares outstanding exclude 147.8 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC.  In addition, at December 31, 2011, 2010, 2009 and 2008, common shares outstanding exclude 3.9 million, 3.9 million, 3.9 million and 7.8 million shares, respectively, issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007.  On October 11, 2012, the remaining 3.9 million shares outstanding under the share lending facility were returned to us and no shares under the share lending facility remain outstanding.

(6)
At December 31, 2012, 2011, 2010, 2009 and 2008, pro forma common shares outstanding include 147.8 million preferred shares outstanding on an if-converted basis.  In addition, at December 31, 2011, 2010, 2009 and 2008, pro forma common shares outstanding exclude 3.9 million, 3.9 million, 3.9 million and 7.8 million shares, respectively, issued under a share lending facility related to our 6% convertible senior subordinated notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
Selected Financial Information

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,190,252	$882,094	$908,562
Land sale revenues	46,706	899	3,856
Total revenues	1,236,958	882,993	912,418
Cost of home sales	(946,630)	(719,893)	(707,006)
Cost of land sales	(46,654)	(903)	(3,568)
Total cost of sales	(993,284)	(720,796)	(710,574)
Gross margin	243,674	162,197	201,844
Gross margin percentage	19.7%	18.4%	22.1%
Selling, general and administrative expenses	(172,207)	(154,375)	(150,542)
Income (loss) from unconsolidated joint ventures	(2,090)	207	1,166
Interest expense	(6,396)	(25,168)	(40,174)
Loss on early extinguishment of debt	―	―	(30,028)
Other income (expense)	4,664	(1,017)	3,733
Homebuilding pretax income (loss)	67,645	(18,156)	(14,001)
Financial Services:
Revenues	21,300	10,907	12,456
Expenses	(11,062)	(9,401)	(10,878)
Other income	304	177	142
Financial services pretax income	10,542	1,683	1,720
Income (loss) before income taxes	78,187	(16,473)	(12,281)
Benefit for income taxes	453,234	56	557
Net income (loss)	531,421	(16,417)	(11,724)
Less: Net (income) loss allocated to preferred shareholder	(224,408)	7,101	6,849
Less: Net (income) loss allocated to unvested restricted stock	(410)	―	―
Net income (loss) available to common stockholders	$306,603	$(9,316)	$(4,875)

Income (Loss) per common share:
Basic	$1.52	$(0.05)	$(0.05)
Diluted	$1.44	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic	201,953,799	193,909,714	105,202,857
Diluted	220,518,897	193,909,714	105,202,857

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	368,331,683	341,722,500	253,015,643

Net cash provided by (used in) operating activities	$(283,116)	$(322,613)	$(80,958)
Net cash provided by (used in) investing activities	$(105,205)	$(8,313)	$(33,455)
Net cash provided by (used in) financing activities	$324,354	$10,077	$250,225

Adjusted Homebuilding EBITDA (1)	$193,903	$105,855	$131,576

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

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(283,116)	$(322,613)	$(80,958)
Add:
Benefit for income taxes	(453,234)	(56)	(557)
Deferred income tax benefit	454,000	―	―
Homebuilding interest amortized to cost of sales and interest expense	110,298	94,804	100,739
Excess tax benefits from share-based payment arrangements	―	―	27
Less:
Income from financial services subsidiary	10,238	1,506	1,578
Depreciation and amortization from financial services subsidiary	108	611	934
(Gain) loss on disposal of property and equipment	37	179	(37)
Net changes in operating assets and liabilities:
Trade and other receivables	(801)	5,358	(6,541)
Mortgage loans held for sale	46,339	43,661	(12,165)
Inventories-owned	315,639	282,447	148,706
Inventories-not owned	31,551	19,727	27,861
Other assets	(2,618)	(6,212)	(111,496)
Accounts payable	(4,617)	(1,113)	6,592
Accrued liabilities	(9,155)	(7,852)	61,843
Adjusted Homebuilding EBITDA	$193,903	$105,855	$131,576

    Overview

We made significant improvement in our operating performance during 2012, with new home deliveries, homebuilding revenues, net new orders and homes in backlog up 30%, 40%, 44% and 106%, respectively, as compared to the prior year.  Our results reflect the continued execution of our strategy, the operating leverage inherent in our business, and improvements in general market conditions.

For the year ended December 31, 2012, we reported net income of $531.4 million, or $1.44 per diluted share, compared to net losses of $16.4 million ($0.05 per share) and $11.7 million ($0.05 per share) for the years ended December 31, 2011 and 2010.  Net income for 2012 included $78.2 million of pretax income and a $453.2 million tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.  Homebuilding pretax income for 2012 was $67.6 million compared to pretax losses of $18.2 million and $14.0 million in 2011 and 2010.

We ended 2012 with $366.8 million of homebuilding cash (including $26.9 million of restricted cash), compared to $438.2 million (including $31.4 million of restricted cash) at the end of the prior year.  Net cash used in operating activities during 2012 was $283.1 million compared to $322.6 million in 2011.  The decrease in cash used in operating activities for 2012 as compared to the prior year was driven primarily by a 40% increase in homebuilding revenues, partially offset by a $168.2 million increase in cash land purchase and development costs.  Cash flows from financing activities for 2012 included approximately $245 million in net proceeds from a convertible senior notes offering and approximately $72 million in net proceeds from a common stock issuance, offset by the repayment of approximately $50 million of senior subordinated notes.  In October 2012, we amended our revolving credit facility to, among other things, increase the total aggregate commitment to $350 million and to extend the maturity date of $320 million of the commitment to October 2015.  With $340 million of unrestricted homebuilding cash and availability under the revolving credit facility, we believe we have ample liquidity to continue progressing against our strategy.

    Homebuilding

	Year Ended December 31,
	2012		2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California		$699,672	$506,002		$546,946
Southwest		248,421	190,622		187,609
Southeast		288,865	186,369		177,863
Total homebuilding revenues		$1,236,958	$882,993		$912,418

Homebuilding pretax income (loss):
California		$44,959	$11,357		$39,594
Southwest		10,877	(10,231)		(5,103)
Southeast		5,991	(10,236)		(8,902)
Corporate		5,818	(9,046)		(39,590)
Total homebuilding pretax income (loss)		$67,645	$(18,156)		$(14,001)

Homebuilding impairment charges:
California	$	―	$9,490	$	―
Southwest		―	2,878		331
Southeast		―	821		1,958
Total homebuilding impairment charges	$	―	$13,189		$2,289

Homebuilding impairment charges by type (1):
Inventory impairments	$	―	$13,189		$1,818
Joint venture impairments		―	―		471
Total homebuilding impairment charges	$	―	$13,189		$2,289

	As of December 31,
	2012	2011	2010
	(Dollars in thousands)
Total Assets:
California	$1,192,249	$985,560	$819,376
Southwest	496,902	355,060	233,120
Southeast	438,122	294,996	237,635
Corporate	842,705	473,971	786,791
Total homebuilding	2,969,978	2,109,587	2,076,922
Financial services	143,096	90,796	56,201
Total Assets	$3,113,074	$2,200,383	$2,133,123

(1)	Inventory impairment charges are included in cost of sales and joint venture impairments are included in loss from unconsolidated joint ventures.

For 2012, we generated homebuilding pretax income of $67.6 million compared to a pretax loss of $18.2 million in 2011.  The improvement in our financial performance was primarily the result of a 30% increase in new home deliveries, a $13.2 million decrease in asset impairment charges, an increase in gross margin from home sales, an $18.8 million decrease in interest expense and the operating leverage inherent in our business.

For 2011, we reported a homebuilding pretax loss of $18.2 million compared to a pretax loss of $14.0 million in 2010.  The decrease in our financial performance was primarily the result of a 4% decrease in new home deliveries, a $10.9 million decrease in asset impairment charges, a decrease in our gross margin from home sales and a $3.8 million increase in our SG&A expenses.  These negative changes were partially offset by a $15.0 million decrease in interest expense and a $30.0 million decrease in loss on early extinguishment of debt.

Revenues

Homebuilding revenues for 2012 increased 40% from 2011 as a result of a 30% increase in new home deliveries, a $45.8 million increase in land sale revenues and a 4% increase in our consolidated average home price to $362 thousand.  Land sale revenues for 2012 were $46.7 million, related primarily to sales contracts assumed in connection with land purchase transactions during 2012.  Homebuilding revenues for 2011 decreased 3% from 2010 as a result of a 4% decrease in new home deliveries and a $3.0 million decrease in land sale revenues.  These decreases for 2011 were partially offset by a 2% increase in our consolidated average home price to $349 thousand.

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
New homes delivered:
California	1,304	34%	975	(12%)	1,102
Arizona	247	46%	169	(14%)	196
Texas	472	12%	420	14%	368
Colorado	114	18%	97	(16%)	115
Nevada	9	(40%)	15	(32%)	22
Total Southwest	842	20%	701	―	701
Florida	581	30%	446	―	446
Carolinas	564	39%	406	2%	397
Total Southeast	1,145	34%	852	1%	843
Total	3,291	30%	2,528	(4%)	2,646

    New home deliveries increased 30% in 2012 as compared to the prior year.  The increase in our 2012 deliveries was driven largely by a 64% increase in the number of homes in backlog at the beginning of the year as compared to the year earlier period and a 44% increase in net new orders.  New home deliveries for 2011 decreased 4% compared to 2010.  The decline in our 2011 deliveries was driven largely by a 31% decrease in the number of homes in backlog at the beginning of 2011 as compared to 2010, which was partially offset by a 14% increase in net new orders and a 17% increase in the number of average active selling communities during 2011.

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$506	(3%)	$519	5%	$495
Arizona	213	5%	202	―	202
Texas	318	9%	292	(1%)	294
Colorado	388	26%	308	4%	295
Nevada	192	1%	190	(5%)	201
Total Southwest	295	9%	271	2%	266
Florida	247	19%	208	8%	193
Carolinas	247	7%	231	0%	230
Total Southeast	247	13%	219	4%	210
Total	$362	4%	$349	2%	$343

During 2012, our consolidated average home price increased 4% to $362 thousand as compared to $349 thousand for 2011.  The increase in our consolidated average home price during 2012 was largely due to higher average home prices within most of our markets, partially offset by lower average home prices in California compared to the prior year.  The 3% lower average home price in California reflected the delivery of more luxury homes in Southern California during 2011 as compared to 2012.  During 2011, our consolidated average home price increased 2% to $349 thousand as compared to $343 thousand for 2010.  The increase in our consolidated average home price during 2011 was largely due to higher average home prices in California and Florida, partially offset by a lower percentage of California deliveries as compared to 2010.  The 5% higher average home price in California reflected the delivery of more luxury homes in Southern California during 2011 as compared to 2010.

Gross Margin

Our 2012 gross margin percentage from home sales was 20.5%, up 210 basis points from 18.4% in 2011.  The 210 basis point increase in the gross margin percentage from home sales resulted primarily from a mix shift to more deliveries from higher margin communities, a decrease in the use of sales incentives, base house price increases at some of our faster selling communities, and the absence of inventory impairments in 2012.  Our 2011 gross margin percentage from home sales was 18.4%, down 380 basis points from 22.2% in 2010.  The 2011 gross margin percentage from home sales reflected $13.2 million of inventory impairment charges and a $2.9 million benefit related to an adjustment in the Company’s warranty accrual, compared to $1.8 million of inventory impairment charges and a $2.0 million benefit related to an adjustment in the Company’s warranty accrual in 2010.  The 380 basis point decrease in the gross margin percentage from home sales was primarily the result of lower margins in a majority of the Company’s markets due to a mix shift to more deliveries from lower margin projects, a reduction in the percentage of California deliveries as compared to prior year and the $11.4 million increase in inventory impairment charges in 2011.

    SG&A Expenses

Our 2012 SG&A expenses (including corporate G&A) were $172.2 million compared to $154.4 million for the prior year.  Our 2012 SG&A rate from home sales was 14.5% versus a SG&A rate from home sales of 17.5% for 2011.  The 300 basis point improvement in our SG&A rate was primarily the result of a 35% increase in home sale revenues and the operating leverage inherent in our business.  Our 2011 SG&A expenses (including corporate G&A) were $154.4 million compared to $150.5 million for 2010.  Our 2011 SG&A rate from home sales was 17.5% versus a SG&A rate from home sales of 16.6% for 2010.  The 90 basis point increase in our SG&A rate in 2011 was primarily the result of restructuring and management change charges in 2011 and a 3% decrease in home sale revenues.

Interest Expense

As required by ASC Topic 835, Interest, we expensed $6.4 million, $25.2 million and $40.2 million of interest costs during 2012, 2011 and 2010 attributable to the portion of our debt that was in excess of our qualified assets.  The declining amount of interest we expensed from 2010 through 2012 is a result of an increase in the amount of qualified assets we owned over that time period.  To the extent our debt exceeds our qualified assets in the future, we will continue to be required to expense a portion of the interest related to such debt.

Loss on Early Extinguishment of Debt

During 2010, we recognized a $30.0 million loss on early extinguishment of debt.  The loss consisted of a $29.0 million loss associated with the early extinguishment of substantially all of our remaining senior and senior subordinated public notes due 2010 through 2015, and a $1.0 million noncash loss in connection with the early extinguishment of $6.0 million of our convertible senior subordinated notes due 2012.

Other Income (Expense)

Other income (expense) for 2012 was primarily attributable to $4.1 million received in connection with a property insurance claim settlement and $1.1 million of interest income.  Other income (expense) for 2011 included $2.1 million of deposit write-offs, partially offset by $1.4 million of interest income.  Other income (expense) for 2010 included $2.1 million of interest income and a $1.5 million recovery of a land deposit that had been previously written off.

Operating Data

	Year Ended December 31,
	2012	% Change	% Absorption Change (1)	2011	% Change	% Absorption Change (1)	2010
Net new orders (2):
California	1,570	52%	52%	1,030	6%	(1%)	974
Arizona	267	41%	81%	190	3%	3%	185
Texas	527	12%	12%	470	31%	6%	358
Colorado	156	56%	11%	100	10%	10%	91
Nevada	6	(40%)	―	10	(67%)	(67%)	30
Total Southwest	956	24%	28%	770	16%	3%	664
Florida	785	45%	49%	541	24%	(13%)	435
Carolinas	703	55%	33%	454	17%	1%	388
Total Southeast	1,488	50%	41%	995	21%	(6%)	823
Total	4,014	44%	41%	2,795	14%	(3%)	2,461

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
Average number of selling communities during the year:
California	49	―	49	7%	46
Arizona	7	(22%)	9	―	9
Texas	21	―	21	24%	17
Colorado	7	40%	5	―	5
Nevada	―	(100%)	1	―	1
Total Southwest	35	(3%)	36	13%	32
Florida	36	(3%)	37	42%	26
Carolinas	35	17%	30	15%	26
Total Southeast	71	6%	67	29%	52
Total	155	2%	152	17%	130

Net new orders for 2012 increased 44% from the prior year on a 2% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.2 per community for 2012, up from 1.5 per community for 2011.  During the 2012 fourth quarter our monthly sales absorption rate was 2.2 per community, up from 1.3 per community for the 2011 fourth quarter and up from 2.1 per community for the 2012 third quarter.  The 3% quarter-over-quarter increase in absorption rate bucked the historical seasonal trend, which averaged down 19% over the last 15 years.  We believe these improvements in absorption rate are attributable to the execution of our strategy and general improvements in market conditions over these periods.  Our consolidated cancellation rate for 2012 was 13% compared to 16% for 2011, and was 15% for the 2012 fourth quarter compared to 19% for the 2011 fourth quarter.  Net new orders for 2011 increased 14% from 2010 on a 17% increase in the number of average active selling communities.  Our monthly sales absorption rate was 1.5 per community for 2011, down from 1.6 per community for 2010.  Our consolidated cancellation rate for 2011 was 16% compared to 18% for 2010.

	As of December 31,
	2012		2011		2010
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	440	$218,115	174	$91,051	119	$60,440
Arizona	77	19,178	57	11,598	36	7,988
Texas	204	78,468	149	46,307	99	30,456
Colorado	75	32,230	33	12,904	30	9,313
Nevada	―	―	3	638	8	1,628
Total Southwest	356	129,876	242	71,447	173	49,385
Florida	366	95,264	162	42,360	67	14,225
Carolinas	242	72,214	103	27,725	55	13,373
Total Southeast	608	167,478	265	70,085	122	27,598
Total	1,404	$515,469	681	$232,583	414	$137,423

The dollar value of our backlog as of December 31, 2012 increased 122% from 2011 to $515.5 million, or 1,404 homes.  The increase in backlog value from 2011 reflects the increase in order activity experienced during 2012 and a 7% increase in our consolidated average home price in backlog to $367 thousand.  The higher average home price in our backlog as of December 31, 2012 compared to the prior year was due primarily to price increases in Arizona, Colorado, Texas and the Carolinas as a result of mix shift to higher priced projects.

	At December 31,
	2012	% Change	2011	% Change	2010
Homesites owned and controlled:
California	10,288	11%	9,230	(3%)	9,505
Arizona	1,965	5%	1,872	(4%)	1,940
Texas	5,129	21%	4,232	75%	2,419
Colorado	792	15%	690	86%	370
Nevada	1,124	(1%)	1,133	(5%)	1,196
Total Southwest	9,010	14%	7,927	34%	5,925
Florida	8,159	29%	6,323	12%	5,632
Carolinas	3,310	12%	2,964	19%	2,487
Total Southeast	11,469	23%	9,287	14%	8,119
Total (including joint ventures)	30,767	16%	26,444	12%	23,549

Homesites owned	25,475	27%	20,035	14%	17,650
Homesites optioned or subject to contract	4,681	(10%)	5,183	16%	4,451
Joint venture homesites (1)	611	(50%)	1,226	(15%)	1,448
Total (including joint ventures) (1)	30,767	16%	26,444	12%	23,549

(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of December 31, 2012 increased 16% from 2011, reflecting our efforts to acquire more land in preparation for growth.  We purchased $542.1 million of land (9,344 homesites) during 2012, of which 39% (based on homesites) was located in California, 25% in Florida, 18% in the Carolinas and 12% in Texas, with the balance spread throughout our other markets.  During 2011, we purchased $303.8 million of land (4,895 homesites), of which 57% (based on homesites) was located in California and 18% in Texas, with the balance spread throughout the Company’s other operations.   As of December 31, 2012, we owned or controlled 30,767 homesites, of which 19,219 are owned and actively selling or under development, 5,292 are controlled or under option, and the remaining 6,256 homesites are held for future development or for sale.

	At December 31,
	2012	% Change	2011	% Change	2010
Homes under construction and spec homes:
Homes under construction (excluding specs)	963	147%	390	82%	214
Spec homes under construction	611	11%	550	55%	354
Total homes under construction	1,574	67%	940	65%	568

Completed and unsold homes (excluding models)	215	(44%)	383	(25%)	512

Total homes under construction as of December 31, 2012 increased 67% compared to December 31, 2011 as a result of the 106% increase in homes in backlog.  As of December 31, 2012, the number of completed unsold homes decreased 44% from the year earlier period as a result of the shift to more to-be-built homes and a higher conversion rate of spec homes sold and closed during the 2012 fourth quarter compared to the prior year period.

    Financial Services

    For 2012, our financial services subsidiary generated pretax income of $10.2 million compared to $1.5 million in 2011.  The increase in 2012 was driven by a 44% increase in the dollar volume of loans closed and sold, a decrease in loan loss expense related to indemnification and repurchase allowances, from approximately $4.3 million for 2011 to $1.0 million for 2012, and a $0.9 million decrease in loan loss expense related to allowances for loans held for investment.  These changes were partially offset by an increase in personnel expenses as a result of higher production levels in 2012 driven by the 30% increase in our new home deliveries as compared to 2011.

For 2011, our financial services subsidiary generated pretax income of $1.5 million compared to $1.6 million in 2010.  The decrease in 2011 was driven by an 18% decrease in the dollar volume of loans closed and sold and an increase in loan loss expense related to indemnification and repurchase allowances, from approximately $2.3 million for 2010 to $4.3 million for 2011.  These changes were partially offset by an increase in margins on loans closed and sold during 2011, a decrease in personnel expenses due to a reduction in headcount as a result of lower production levels and a $1.1 million decrease in loan loss expense related to allowances for loans held for investment.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Total Originations:
Loans	2,352	1,759	2,007
Principal	$662,400	$464,665	$532,743
Capture rate	82%	78%	80%

Loans Sold to Third Parties:
Loans	2,234	1,600	2,038
Principal	$616,599	$420,550	$542,702

Mortgage Loan Origination Product Mix:
FHA loans	23%	29%	39%
Other government loans (VA & USDA)	18%	19%	17%
Total government loans	41%	48%	56%
Conforming loans	59%	52%	44%
Jumbo loans	―	―	―
	100%	100%	100%

Loan Type:
Fixed	98%	95%	96%
ARM	2%	5%	4%

Credit Quality:
Avg. FICO score	744	743	741

Other Data:
Avg. combined LTV ratio	86%	86%	87%
Full documentation loans	100%	100%	100%
Non-Full documentation loans	―	―	―

Income Taxes

    As of December 31, 2012, we had a $478.1 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $22.7 million.  During the year ended December 31, 2012, we utilized $30.8 million of our deferred tax asset valuation allowance to fully offset the income tax provision related to the pretax income for the year.  During the years ended December 31, 2011 and 2010, we generated deferred tax assets of $6.4 million and $4.7 million, respectively, related to the pretax losses for those years.

During the year ended December 31, 2012, we recognized a $453.2 million income tax benefit that resulted from the reversal of all but $22.7 million of our deferred tax asset valuation allowance.  We concluded that this reversal was appropriate after determining that it was more likely than not that we would be able to realize the full amount of this income tax benefit within allowable net loss carryforward periods.   In reaching this conclusion we considered, among other things, our recent financial and operating results (three years of cumulative income, five consecutive quarters of profitability, and strong growth in net new orders and backlog) and improved conditions in the new home market (home sales pace and prices trending up steadily in most of our markets throughout 2012, coupled with falling unemployment, historically low interest rates, and high affordability). The remaining valuation allowance of $22.7 million relates primarily to state net operating loss carryforwards and potential Section 382 limitations that expire during the 2013 second quarter.

As of December 31, 2012, approximately $100 million of our deferred tax asset related to unrealized built-in losses generated primarily from inventory impairment charges.  Our ability to recognize a tax benefit from these unrealized built-in losses may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  Assets with built-in losses sold prior to June 27, 2013 are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, if realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost.  During the years ended December 31, 2012, 2011 and 2010, we permanently lost $10.5 million, $12.2 million and $22.9 million, respectively, as a result of the Section 382 annual limitation.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisition • construction and development • operating expenses	• principal and interest payments on debt • cash collateralization

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes • public and private sales of our equity • public and private note offerings	• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities • tax refunds

For the year ended December 31, 2012, we used $283.1 million of cash in operating activities versus $322.6 million in the year earlier period.  The decrease in cash used in operating activities for the year ended December 31, 2012 as compared to the prior year was driven primarily by a 40% increase in homebuilding revenues, partially offset by a $168.2 million increase in cash land purchase and development costs and an $18 million increase in interest payments.  The increase in homebuilding revenues was primarily attributable to a 30% increase in new home deliveries and a $45.8 million increase in land sale revenues.  As of December 31, 2012, our homebuilding cash balance was $366.8 million (including $26.9 million of restricted cash).

Revolving Credit Facility. On October 19, 2012, we amended our $210 million unsecured revolving credit facility (the “Revolving Facility”) to, among other things, increase the aggregate commitment to $350 million (all of which is available for letters of credit), provide an accordion feature that allows for an increase in the aggregate commitment to $550 million (subject to the availability of additional bank commitments and certain other conditions), and to extend the maturity date of $320 million of the commitment to October 19, 2015. Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  We were in compliance with the covenants and other requirements of the Revolving Facility that were in effect on December 31, 2012.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2012	Covenant Requirements at December 31, 2012
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,255.8	≥ $770.8
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	0.99	≤ 2.50
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.23	≤ 1.00
Interest Coverage Ratio (4):
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	1.63	≥ 1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$183.3	≤ $519.5
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤ $283.3

(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.25 for the period ending March 31, 2014 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
As of December 31, 2012, we were in compliance with the interest coverage covenant.  However, if we fail to meet the required interest coverage ratio, it is not an event of default but rather upon such occurrence, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that limits our permitted borrowings to $100 million plus 90% of the book value of our completed model home inventory.  As of December 31, 2012, if we had not been in compliance with the interest coverage covenant, our permitted borrowings would have been limited to $190.1 million using this formula.

(5)	This covenant requirement increases to 1.25 beginning with the quarter ending March 31, 2014. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of December 31, 2012 our borrowing base availability was approximately $283.3 million.

Letter of Credit Facilities.  As of December 31, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $18.9 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of December 31, 2012 these facilities were secured by cash collateral deposits of $26.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of December 31, 2012, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

December 31, 2012
(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
1¼% Convertible Senior Notes due August 2032	253,000
$1,542,760

    These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of December 31, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.

The leverage and interest coverage conditions contained in our 10¾% Senior Notes due 2016 (our most restrictive series of notes) are set forth in the table below:

Covenant Requirements	Actual at December 31, 2012	Covenant Requirements at December 31, 2012

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	1.12	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	1.45	≥ 2.00

(1)
Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million.  As of December 31, 2012, our unrestricted subsidiaries had approximately $175.0 million of unrestricted cash.  As of December 31, 2012, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp.  If such a distribution were to occur, the Leverage Ratio would be positively impacted.

    On July 31, 2012, the Company issued $253 million in aggregate principal amount of 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”).  The Convertible Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

    The Convertible Notes bear interest at a rate of 1¼% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their Convertible Notes at any time into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.

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

    Common Stock Issuance.  The Company conducted a secondary public offering of its common stock in conjunction with the Convertible Notes offering, issuing 13.4 million shares of the Company's common stock at a price of $5.67 per share and receiving $71.8 million in net proceeds.

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

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements”, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2012, we held interests in seven active joint ventures with no project specific financing outstanding.

    Secured Project Debt and Other Notes Payable.  At December 31, 2012, we had $11.5 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At December 31, 2012, we had $92.2 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $75 million repurchase facility with one lender, maturing in July 2013, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $2.4 million as of December 31, 2012, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At December 31, 2012, we had approximately $319.1 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $176.9 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the years ended December 31, 2012, 2011 and 2010.

    Leverage.  Our homebuilding debt to total book capitalization  as of December 31, 2012 and 2011 was 55.1% and 68.0%, respectively, and our adjusted net homebuilding debt to adjusted total book capitalization was 48.3% and 58.7%, respectively, for these periods.  We believe that the adjusted ratio, which reflects the offset of homebuilding cash against debt, is useful to investors as an additional measure of our ability to service debt.  Excluding the impact and timing of recording impairments and new land purchases, historically, our adjusted net homebuilding debt to adjusted total book capitalization ratio increases during the first three quarters of the year and tapers off at year end, as we typically experience the highest new home order activity in the spring and summer months and deliver a greater number of homes in the second half of the calendar year as the prior orders are converted to home deliveries.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2012, including estimated cash payments due by period.  Our purchase obligations primarily represent commitments for land purchases under land purchase and land option contracts with non-refundable deposits, estimated future payments under price and profit participation agreements with land sellers and commitments for subcontractor labor and material to be utilized in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$1,554,276	$4,790	$40,947	$280,539	$1,228,000
Long-term debt interest payments	675,144	117,857	233,723	190,990	132,574
Operating leases (2)	9,119	2,888	4,158	1,751	322
Purchase obligations (3)	532,492	426,300	101,374	4,818	―
Total (4)	$2,771,031	$551,835	$380,202	$478,098	$1,360,896

(1)
Long-term debt represents senior and convertible senior notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 6 in our accompanying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 10.f. in our accompanying consolidated financial statements.
(3)
Includes approximately $197.1 million (net of deposits) in non-refundable land purchase and option contracts and $335.0 million in commitments under development and construction contracts. For a more detailed description of our land purchase and option contracts, please see “Off-Balance Sheet Arrangements” below and Note 10.a. in our accompanying consolidated financial statements.

(4)
The table above excludes liabilities related to $13.5 million of unrecognized tax benefits as of December 31, 2012.  Due to the uncertainty as to whether any payments may be made or any benefit may be realized, we are unable to make reasonable estimates of the period of such amounts.  For a more detailed description of our unrecognized tax benefit, please see Note 11 to our accompanying consolidated financial statements.

At December 31, 2012, we had mortgage repurchase facilities with two lenders totaling $100 million, and had $92.2 million outstanding under these facilities.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2012, we had non-refundable cash deposits outstanding of approximately $20.4 million and capitalized preacquisition and other development and construction costs of approximately $2.1 million relating to land purchase and option contracts having a total remaining purchase price of approximately $197.1 million.  Approximately $30.3 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2012, we held membership interests in 20 homebuilding and land development joint ventures, of which seven were active and 13 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  As of December 31, 2012, we had $2.7 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to each of our operating divisions based on their respective percentage of revenues.

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

We evaluate real estate projects (including unconsolidated joint venture real estate projects) for inventory impairments when indicators of potential impairment are present.  Indicators of impairment include, but are not limited to: significant decreases in local housing market values and selling prices of comparable homes; significant decreases in gross margins and sales absorption rates; accumulation of costs in excess of budget; actual or projected operating or cash flow losses; and current expectations that a real estate asset will more likely than not be sold before its previously estimated useful life.

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements.  Our outstanding share-based awards include stock options, stock appreciation rights, restricted and unrestricted stock, and performance share awards.  The fair value of stock options and stock appreciation rights that vest based on time is calculated by using the Black-Scholes option-pricing model and the fair value of stock appreciation rights that vest based on market performance is calculated by using a lattice model.  The fair value of restricted stock, unrestricted stock and performance share awards is based on the market value of our common stock as of the grant date.  The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions and involves a number of variables.  These variables include, but are not limited to:  expected stock-price volatility over the term of the awards and expected stock option exercise behavior.  Additionally, judgment is required in estimating the number of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be significantly impacted.

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

Unconsolidated Homebuilding and Land Development Joint Ventures

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting.  Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties.  All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots we purchase until we ultimately sell the homes to be constructed to third parties.  Our share of joint venture losses from land sales to us are recorded in the period we acquire the property from the joint venture.  Our ownership interests in our unconsolidated joint ventures vary but are generally less than or equal to 50%.

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

In addition, we accrue for guarantees provided to unconsolidated joint ventures when it is determined that there is an obligation that is due from us.  These obligations consist of various items, including but not limited to, surety indemnities, credit enhancements provided in connection with joint venture borrowings such as loan-to-value maintenance agreements, construction completion agreements, and environmental indemnities.  In many cases we share these obligations with our joint venture partners, and in some cases, we are solely responsible for such obligations.  For further discussion regarding these guarantees, please see “Management’s Discussion and Analysis of Financial Condition – Off-Balance Sheet Arrangements”.

Warranty Accruals

In the normal course of business, we incur warranty-related costs associated with homes that have been delivered to homebuyers.  Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized while indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  Amounts accrued are based upon historical experience rates.  We review the adequacy of the warranty accruals each reporting period by evaluating the historical warranty experience in each market in which we operate, and the warranty accruals are adjusted as appropriate for current quantitative and qualitative factors.  Factors that affect the warranty accruals include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim.  Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, actual future costs could differ significantly from our currently estimated amounts.

Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ significantly from our currently estimated amounts.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences become deductible.  The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.  Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.  Changes in existing tax laws and tax rates also affect actual tax results and the valuation of deferred tax assets over time.

We generated significant deferred tax assets during 2006 through 2011, largely due to inventory, joint venture and goodwill impairments.   During the year ended December 31, 2012, we recognized a $453.2 million income tax benefit that resulted from the reversal of all but $22.7 million of our deferred tax asset valuation allowance.  We concluded that this reversal was appropriate after determining that it was more likely than not that we would be able to realize the full amount of  this income tax benefit within allowable net loss carryforward periods.   In reaching this conclusion we considered, among other things, our recent financial and operating results (three years of cumulative income, five consecutive quarters of profitability, and strong growth in net new orders and backlog) and improved conditions in the new home market (home sales pace and prices trending up steadily in most of our markets throughout 2012, coupled with falling unemployment, historically low interest rates, and high affordability). The remaining valuation allowance of $22.7 million relates primarily to state net operating loss carryforwards and potential Section 382 limitations that expire during the 2013 second quarter. To the extent that we conclude that it is more likely than not that the remaining valuation allowance will be utilized, we will be able to reduce our effective tax rate, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any significant future operating losses generated by us in the near term may increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we enter into a cumulative loss position as described in ASC 740.

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.

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

FORWARD-LOOKING STATEMENTS

    This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our strategy;
•	our plans to continue to make substantial investments in land;
•	our belief that the housing market is recovering;
•	the potential for additional impairments and further deposit write-offs;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the impact of future market rate risks on our financial assets and borrowings;
•	our expectation to convert year-end backlog in 2013;
•	trends relating to the amount of make-whole payments and loan repurchases that we may have to make;
•	the sufficiency of our warranty and other reserves;
•	our expected equity award forfeiture rates;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the sufficiency of our liquidity to implement our strategy and our ability to access additional capital and renew existing credit facilities;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	changes to our unrecognized tax benefits and uncertain tax positions and the timing of our recognition of these benefits;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	our ability to utilize our deferred tax asset;
•	seasonal trends relating to our leverage levels;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto;
•	our intention of not paying dividends;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2012.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of December 31, 2012, Standard Pacific Mortgage had approximately $119.3 million in closed mortgage loans held for sale and $41.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale, mortgage loans held for investment and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of mortgage loans held for investment is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition. The fair value of our variable rate debt, which consists of our mortgage credit facilities, is based on quoted market prices for the same or similar instruments as of December 31, 2012.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and convertible senior notes payable.  The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  The fair values of our senior notes payable and convertible senior notes payable are based on their quoted market prices as of December 31, 2012.

	Expected Maturity Date
													Estimated
December 31,	2013	2014		2015		2016		2017		Thereafter		Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$119,319	$	―	$	―	$	―	$	―	$	―	$119,319	$122,398
Average interest rate	3.3%
Mortgage loans held for
investment, net	$191		$202		$213		$225		$238		$8,854	$9,923	$9,923
Average interest rate	5.6%		5.7%		5.7%		5.7%		5.7%		5.8%	5.8%

Liabilities:
Fixed rate debt	$4,790		$9,766		$31,181		$280,539	$	―		$1,228,000	$1,554,276	$1,814,718
Average interest rate	4.7%		5.3%		6.9%		10.7%		―		6.9%	7.6%

Variable rate debt	$92,159	$	―	$	―	$	―	$	―	$	―	$92,159	$92,159
Average interest rate	3.4%

Off-Balance Sheet Financial
Instruments:

Commitments to originate
mortgage loans:
Notional amount	$41,143	$	―	$	―	$	―	$	―	$	―	$41,143	$42,119
Average interest rate	3.3%

(1)	Substantially all of the amounts presented in this line item reflect the expected 2013 disposition of certain loans rather than the actual scheduled maturity dates of these mortgages.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 22, 2013

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)

Homebuilding:
Home sale revenues	$1,190,252	$882,094	$908,562
Land sale revenues	46,706	899	3,856
Total revenues	1,236,958	882,993	912,418
Cost of home sales	(946,630)	(719,893)	(707,006)
Cost of land sales	(46,654)	(903)	(3,568)
Total cost of sales	(993,284)	(720,796)	(710,574)
Gross margin	243,674	162,197	201,844
Selling, general and administrative expenses	(172,207)	(154,375)	(150,542)
Income (loss) from unconsolidated joint ventures	(2,090)	207	1,166
Interest expense	(6,396)	(25,168)	(40,174)
Loss on early extinguishment of debt	―	―	(30,028)
Other income (expense)	4,664	(1,017)	3,733
Homebuilding pretax income (loss)	67,645	(18,156)	(14,001)
Financial Services:
Revenues	21,300	10,907	12,456
Expenses	(11,062)	(9,401)	(10,878)
Other income	304	177	142
Financial services pretax income	10,542	1,683	1,720

Income (loss) before income taxes	78,187	(16,473)	(12,281)
Benefit for income taxes	453,234	56	557
Net income (loss)	531,421	(16,417)	(11,724)
Less: Net (income) loss allocated to preferred shareholder	(224,408)	7,101	6,849
Less: Net (income) loss allocated to unvested restricted stock	(410)	―	―
Net income (loss) available to common stockholders	$306,603	$(9,316)	$(4,875)

Income (Loss) per common share:
Basic	$1.52	$(0.05)	$(0.05)
Diluted	$1.44	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic	201,953,799	193,909,714	105,202,857
Diluted	220,518,897	193,909,714	105,202,857

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	368,331,683	341,722,500	253,015,643

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Net income (loss)	$531,421	$(16,417)	$(11,724)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	6,419	6,402	247
Comprehensive income (loss)	$537,840	$(10,015)	$(11,477)

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$339,908	$406,785
Restricted cash	26,900	31,372
Trade and other receivables	10,724	11,525
Inventories:
Owned	1,971,418	1,477,239
Not owned	71,295	59,840
Investments in unconsolidated joint ventures	52,443	81,807
Deferred income taxes, net of valuation allowance of $22,696 and $510,621 at
December 31, 2012 and 2011, respectively	455,372	5,326
Other assets	41,918	35,693
Total Homebuilding Assets	2,969,978	2,109,587
Financial Services:
Cash and equivalents	6,647	3,737
Restricted cash	2,420	1,295
Mortgage loans held for sale, net	119,549	74,195
Mortgage loans held for investment, net	9,923	10,115
Other assets	4,557	1,454
Total Financial Services Assets	143,096	90,796
Total Assets	$3,113,074	$2,200,383

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,446	$17,829
Accrued liabilities	198,144	185,890
Secured project debt and other notes payable	11,516	3,531
Senior notes payable	1,530,502	1,275,093
Senior subordinated notes payable	―	46,324
Total Homebuilding Liabilities	1,762,608	1,528,667
Financial Services:
Accounts payable and other liabilities	2,491	1,154
Mortgage credit facilities	92,159	46,808
Total Financial Services Liabilities	94,650	47,962
Total Liabilities	1,857,258	1,576,629

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares
issued and outstanding at December 31, 2012 and 2011	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 213,245,488 and
198,563,273 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,132	1,985
Additional paid-in capital	1,333,255	1,239,180
Accumulated deficit	(77,348)	(608,769)
Accumulated other comprehensive loss, net of tax	(2,228)	(8,647)
Total Equity	1,255,816	623,754
Total Liabilities and Equity	$3,113,074	$2,200,383

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2010, 2011 and 2012	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest		Total Equity
	(Dollars in thousands)

Balance, December 31, 2009	450,829	$5	105,293,180	$1,053	$1,030,664	$(580,628)	$(15,296)	$435,798		$3,506	$439,304
Net loss	―	―	―	―	―	(11,724)	―	(11,724)		―	(11,724)
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―	247	247		―	247
Comprehensive loss								(11,477)		―	(11,477)
Stock issuances under employee
plans, including income tax
benefits	―	―	1,948,371	19	5,061	―	―	5,080		―	5,080
Exercise of Warrant for common
stock, net of issuance costs	―	―	89,400,000	894	185,259	―	―	186,153		―	186,153
Amortization of stock-based
compensation	―	―	―	―	6,584	―	―	6,584		―	6,584
Derecognition of conversion feature
related to repurchase of
Convertible Note	―	―	―	―	(276)	―	―	(276)		―	(276)
Change in noncontrolling interest
attributable to lot option
contracts	―	―	―	―	―	―	―	―		(3,506)	(3,506)
Balance, December 31, 2010	450,829	5	196,641,551	1,966	1,227,292	(592,352)	(15,049)	621,862		―	621,862
Net loss	―	―	―	―	―	(16,417)	―	(16,417)		―	(16,417)
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―	6,402	6,402		―	6,402
Comprehensive loss								(10,015)		―	(10,015)
Stock issuances under employee
plans, including income tax
benefits	―	―	1,921,722	19	4,453	―	―	4,472		―	4,472
Issuance costs in connection with
exercise of Warrant for
common stock	―	―	―	―	(324)	―	―	(324)		―	(324)
Amortization of stock-based
compensation	―	―	―	―	7,759	―	―	7,759		―	7,759
Balance, December 31, 2011	450,829	5	198,563,273	1,985	1,239,180	(608,769)	(8,647)	$623,754		―	623,754
Net income	―	―	―	―	―	531,421	―	531,421		―	531,421
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―	6,419	6,419		―	6,419
Comprehensive income								537,840		―	537,840
Stock issuances under employee
plans, including income tax
benefits	―	―	5,224,948	52	15,172	―	―	15,224		―	15,224
Issuance of common stock in
connection with equity offering,
net of issuance costs	―	―	13,377,171	134	71,713	―	―	71,847		―	71,847
Common stock returned under
share lending facility	―	―	(3,919,904)	(39)	39	―	―	―		―	―
Amortization of stock-based
compensation	―	―	―	―	7,151	―	―	7,151		―	7,151
Balance, December 31, 2012	450,829	$5	213,245,488	$2,132	$1,333,255	$(77,348)	$(2,228)	$1,255,816	$	―	$1,255,816

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$531,421	$(16,417)	$(11,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
(Income) loss from unconsolidated joint ventures	2,090	(207)	(1,166)
Cash distributions of income from unconsolidated joint ventures	3,910	20	―
Depreciation and amortization	2,480	3,255	3,002
(Gain) loss on disposal of property and equipment	37	179	(37)
Loss on early extinguishment of debt	―	―	30,028
Amortization of stock-based compensation	7,151	11,239	11,848
Excess tax benefits from share-based payment arrangements	―	―	(27)
Deferred income tax benefit	(454,000)	―	―
Inventory impairment charges and deposit write-offs	133	15,334	1,918
Changes in cash and equivalents due to:
Trade and other receivables	801	(5,358)	6,541
Mortgage loans held for sale	(46,339)	(43,661)	12,165
Inventories - owned	(315,639)	(282,447)	(148,706)
Inventories - not owned	(31,551)	(19,727)	(27,861)
Other assets	2,618	6,212	111,496
Accounts payable	4,617	1,113	(6,592)
Accrued liabilities	9,155	7,852	(61,843)
Net cash provided by (used in) operating activities	(283,116)	(322,613)	(80,958)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(57,458)	(14,689)	(39,513)
Distributions of capital from unconsolidated homebuilding joint ventures	14,530	8,593	7,640
Net cash paid for acquisitions	(60,752)	―	―
Other investing activities	(1,525)	(2,217)	(1,582)
Net cash provided by (used in) investing activities	(105,205)	(8,313)	(33,455)

Cash Flows From Financing Activities:
Change in restricted cash	3,347	(1,559)	(12,843)
Principal payments on secured project debt and other notes payable	(866)	(1,207)	(83,562)
Principal payments on senior and senior subordinated notes payable	(49,603)	―	(792,389)
Proceeds from the issuance of senior and convertible senior notes payable	253,000	―	977,804
Payment of debt issuance costs	(11,761)	(4,575)	(17,215)
Net proceeds from (payments on) mortgage credit facilities	45,351	16,464	(10,651)
Excess tax benefits from share-based payment arrangements	―	―	27
Payment of issuance costs in connection with exercise of Warrant for common stock	―	(324)	―
Net proceeds from the issuance of common stock	71,847	―	186,443
Proceeds from the exercise of stock options	13,039	1,278	2,611
Net cash provided by (used in) by financing activities	324,354	10,077	250,225

Net increase (decrease) in cash and equivalents	(63,967)	(320,849)	135,812
Cash and equivalents at beginning of year	410,522	731,371	595,559
Cash and equivalents at end of year	$346,555	$410,522	$731,371

Cash and equivalents at end of year	$346,555	$410,522	$731,371
Homebuilding restricted cash at end of year	26,900	31,372	28,238
Financial services restricted cash at end of year	2,420	1,295	2,870
Cash and equivalents and restricted cash at end of year	$375,875	$443,189	$762,479

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

We are a geographically diversified builder of single-family attached and detached homes.  We construct homes within a wide range of price and size targeting a broad range of homebuyers, with an emphasis on move-up buyers.  We have operations in major metropolitan markets in California, Florida, the Carolinas, Texas, Arizona and Colorado.  We also provide mortgage financing services to our homebuyers through our mortgage financing subsidiary and title examination services to our Texas homebuyers through our title services subsidiary.  Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries.

The percentages of our homes delivered by state for the years ended December 31, 2012, 2011 and 2010 were as follows:

The percentages of our homes delivered by state (excluding deliveries by unconsolidated joint ventures) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
State	2012	2011	2010
California	40%	38%	42%
Florida	18	18	17
Carolinas	17	16	15
Texas	14	16	14
Arizona	8	7	7
Colorado	3	4	4
Nevada	―	1	1
Total	100%	100%	100%

We generate a significant amount of our revenues and profits in California.

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

h. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience rates.  Indirect warranty

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

overhead salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  During the years ended December 31, 2011 and 2010, we recorded $2.9 million and $2.0 million, respectively, in reductions to our warranty accrual due to a decrease in our warranty expenditure trends.  We did not record any warranty adjustments during the year ended December 31, 2012.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Warranty accrual, beginning of the year	$17,572	$20,866	$22,606
Warranty costs accrued during the year	1,497	2,794	4,183
Warranty costs paid during the year	(3,555)	(3,188)	(3,896)
Adjustments to warranty accrual during the year	―	(2,900)	(2,027)
Warranty accrual, end of the year	$15,514	$17,572	$20,866

i. Restructuring Costs

During 2008 we initiated a restructuring plan designed to reduce ongoing overhead costs and improve operating efficiencies, which was substantially completed as of December 31, 2011.  The total amount of restructuring charges incurred from January 1, 2008 through December 31, 2011 was $48.7 million, of which $30.7 million related to employee severance costs, $13.7 million related to lease termination and other exit costs and $4.3 million related to property and equipment disposals.  Our restructuring accrual included in accrued liabilities in the accompanying consolidated balance sheets was $0.4 million and $2.1 million as of December 31, 2012 and 2011, respectively.

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

Basic earnings (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding.  Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), and our unvested restricted stock, are classified as participating securities in accordance with ASC 260.  Net income (loss) allocated to the holders of our Series B Preferred Stock and unvested restricted stock is calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series B Preferred Stock and convertible debt using the if-converted method.  Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series B Preferred stock and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed.  In the computation of diluted earnings (loss) per share, the two-class method and if-converted method for the Series B Preferred Stock resulted in the same earnings (loss) per share amounts as the holder of the Series B Preferred Stock has the same economic rights as the holders of the common stock.  For the years ended December 31, 2011 and 2010, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for these respective periods.  Shares outstanding under the share lending facility in 2011 and 2010 were not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower was required to return to us all borrowed shares (or identical shares) upon the maturity of our 6% Convertible Senior Subordinated Notes, which

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurred in October 2012.   On October 11, 2012, the remaining 3.9 million shares outstanding under the share lending facility were returned to us.  We cancelled and retired the shares upon receipt and no shares under the share lending facility remain outstanding.

The following table sets forth the components used in the computation of basic and diluted income (loss) per share.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)

Numerator:
Net income (loss)	$531,421	$(16,417)	$(11,724)
Less: Net (income) loss allocated to preferred shareholder	(224,408)	7,101	6,849
Less: Net (income) loss allocated to unvested restricted stock	(410)	―	―
Net income (loss) available to common stockholders for basic
earnings (loss) per common share	306,603	(9,316)	(4,875)
Effect of dilutive securities:
Net income allocated to preferred shareholder	224,408	―	―
Interest on 1¼% convertible senior notes due 2032	268	―	―
Net income (loss) available to common and preferred stock for diluted
earnings (loss) per share	$531,279	$(9,316)	$(4,875)

Denominator:
Weighted average basic common shares outstanding	201,953,799	193,909,714	105,202,857
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	147,812,786	―	―
Total weighted average common shares outstanding if preferred shares
converted to common shares	349,766,585	193,909,714	105,202,857
Effect of dilutive securities:
Stock options	5,988,625	―	―
1¼% convertible senior notes due 2032	12,576,473	―	―
Weighted average diluted shares outstanding	368,331,683	193,909,714	105,202,857

Income (loss) per share:
Basic	$1.52	$(0.05)	$(0.05)
Diluted	$1.44	$(0.05)	$(0.05)

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

l. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2012, restricted cash included $29.3 million of cash held in cash collateral accounts related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($26.9 million of homebuilding cash and $2.4 million of financial services cash).

m. Mortgage Loans Held for Sale

In accordance with ASC 825, mortgage loans held for sale are recorded at fair value and loan origination and related costs are recognized upon loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase loans or indemnify investors for losses from borrower defaults if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  We establish liabilities for such anticipated losses based upon,

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

among other things, an analysis of indemnification and repurchase requests received, an estimate of potential indemnification or repurchase claims not yet received, our historical amount of indemnification payments and repurchases, and losses incurred through the disposition of affected loans.  During the years ended December 31, 2012, 2011 and 2010, we recorded loan loss expense related to indemnification and repurchase allowances of $1.0 million, $4.3 million and $2.3 million, respectively.  As of December 31, 2012 and 2011, we had indemnity and repurchase allowances related to loans sold of $3.0 million and $2.9 million, respectively.

n. Mortgage Loans Held for Investment

Mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific allowances are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  As of December 31, 2012 and 2011, we had allowances for loan losses for loans held for investment of $2.8 million and $4.4 million, respectively.

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

p. Capitalization of Interest

    We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties. Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures accounted for under the equity method.  For the years ended December 31, 2012, 2011 and 2010, we expensed $6.4 million, $25.2 million and $40.2 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Total interest incurred (1)	$141,827	$140,905	$110,358
Less: Interest capitalized to inventories owned	(129,136)	(109,002)	(66,665)
Less: Interest capitalized to investments in unconsolidated joint ventures	(6,295)	(6,735)	(3,519)
Interest expense	$6,396	$25,168	$40,174

Interest previously capitalized to inventories owned, included in home cost of home sales	$100,683	$69,421	$59,750
Interest previously capitalized to inventories owned, included in land cost of land sales	$3,219	$215	$815
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$843	$876	$609
Interest capitalized in ending inventories owned (2)	$221,402	$188,526	$147,935
Interest capitalized as a percentage of inventories owned	11.2%	12.8%	12.5%
Interest capitalized in ending investments in unconsolidated joint ventures (2)	$6,921	$9,111	$4,477
Interest capitalized as a percentage of investments in unconsolidated joint ventures	13.2%	11.1%	6.1%

(1)
For the years ended December 31, 2012, 2011 and 2010, interest incurred included the noncash amortization of $10.4 million, $10.3 million and $0.2 million, respectively, of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 2.t. “Derivative Instruments and Hedging Activities”).

(2)
During the years ended December 31, 2012, 2011 and 2010, in connection with lot purchases from our joint ventures, $7.6 million, $1.2 million and $0.4 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

q. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

Investments in our unconsolidated land development and homebuilding joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction to our cost basis in the lots purchased until the homes to be constructed are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50 percent.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit carryforwards not expiring unused, and tax planning alternatives.  Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Actual outcomes of these future tax consequences could differ materially from the outcomes we currently anticipate.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination.  In addition, these provisions provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances.  Actual results could differ from estimates.

s. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of December 31, 2012 and 2011 were $57.2 million and $55.8 million, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

In December 2010, we repaid in full the remaining $225 million balance of our Term Loan B and made a $24.5 million payment to terminate the related interest rate swap agreements.  As a result, we have no payment obligation remaining related to interest rate swap agreements.  The $24.5 million cost associated with the early unwind of the interest rate swap agreements is being amortized over a period of approximately 2.3 years (or to May 2013), the original maturity date of the

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terminated instruments.  As of December 31, 2012, the remaining unamortized balance of $2.2 million is included in accumulated other comprehensive loss, net of tax, and $1.4 million is included in deferred income taxes in the accompanying consolidated balance sheets.  For each of the years ended December 31, 2012 and 2011, we recorded after-tax other comprehensive income of $6.4 million related to the swap agreements and a corresponding pretax increase to interest incurred of $10.4 million and $10.3 million in 2012 and 2011, respectively.

u. Accounting for Guarantees

    We account for guarantees in accordance with the provisions of ASC Topic 470, Debt (“ASC 470”).  Under ASC 470, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 470 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures.  As of December 31, 2012, these guarantees included, but were not limited to, construction completion guarantees, environmental indemnities and surety bond indemnities.

v. Recent Accounting Pronouncements

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to each of the homebuilding operating divisions and financial services subsidiary based on their respective percentage of revenues.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Year Ended December 31,
	2012		2011	2010
	(Dollars in thousands)
Homebuilding revenues:
California		$699,672	$506,002		$546,946
Southwest		248,421	190,622		187,609
Southeast		288,865	186,369		177,863
Total homebuilding revenues		$1,236,958	$882,993		$912,418

Homebuilding pretax income (loss):
California		$44,959	$11,357		$39,594
Southwest		10,877	(10,231)		(5,103)
Southeast		5,991	(10,236)		(8,902)
Corporate		5,818	(9,046)		(39,590)
Total homebuilding pretax income (loss)		$67,645	$(18,156)		$(14,001)

Homebuilding income (loss) from unconsolidated joint ventures:
California		$(1,904)	$354		$1,835
Southwest		(31)	(22)		(123)
Southeast		(155)	(125)		(546)
Total homebuilding income (loss) from unconsolidated joint ventures		$(2,090)	$207		$1,166

Inventory impairment charges:
California	$	―	$9,490	$	―
Southwest		―	2,878		331
Southeast		―	821		1,487
Total inventory impairment charges	$	―	$13,189		$1,818

Segment financial information relating to the Company’s homebuilding assets and investments in unconsolidated joint ventures was as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Homebuilding assets:
California	$1,192,249	$985,560
Southwest	496,902	355,060
Southeast	438,122	294,996
Corporate	842,705	473,971
Total homebuilding assets	$2,969,978	$2,109,587

Homebuilding investments in unconsolidated joint ventures:
California	$50,878	$76,999
Southwest	2	2,770
Southeast	1,563	2,038
Total homebuilding investments in unconsolidated joint ventures	$52,443	$81,807

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	December 31, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$778,419	$352,705	$313,037	$1,444,161
Homes completed and under construction	240,236	93,265	93,695	427,196
Model homes	67,504	15,231	17,326	100,061
Total inventories owned	$1,086,159	$461,201	$424,058	$1,971,418

	December 31, 2011
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$614,668	$221,481	$200,680	$1,036,829
Homes completed and under construction	205,515	67,200	67,134	339,849
Model homes	70,117	14,005	16,439	100,561
Total inventories owned	$890,300	$302,686	$284,253	$1,477,239

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the years ended December 31, 2012, 2011 and 2010, the total number of projects included in inventories-owned and reviewed for impairment were 290, 262 and 240, respectively.  Based on the impairment review, we recorded $13.2 million and $1.8 million of inventory impairments during the years ended December 31, 2011 and 2010, respectively, which are included in cost of home sales in the accompanying consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment).  We did not record any inventory impairments during the year ended December 31, 2012.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for our projects impaired during the years ended December 31, 2011 and 2010, were generally in the 6% to 12% range and discount rates were generally in the 20% to 30% range.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2012	2011
	(Dollars in thousands)

Land purchase and lot option deposits	$23,803	$24,379
Other lot option contracts, net of deposits	47,492	35,461
Total inventories not owned	$71,295	$59,840

    Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of December 31, 2012 and 2011, we were not required to consolidate any VIEs related to land option or purchase contracts.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  Other lot option contracts noted in the table

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

above represent specific performance obligations where the land option contract contains a binding obligation requiring us to complete the lot purchases.

    We incurred pretax charges of $0.1 million, $2.1 million and $0.1 million related to deposit write-offs for the years ended December 31, 2012, 2011 and 2010, respectively.  These charges were included in other income (expense) in the accompanying consolidated statements of operations.  We continue to evaluate the terms of open land option and purchase contracts and may write-off option deposits in the future, particularly in those instances where land sellers are unwilling to renegotiate significant contract terms.

5. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Year December 31,
	2012	2011	2010
	(Dollars in thousands)

Revenues	$21,178	$69,941	$66,667
Cost of sales and expenses	(18,788)	(55,447)	(56,125)
Income of unconsolidated joint ventures	$2,390	$14,494	$10,542
Income (loss) from unconsolidated joint ventures reflected in the
accompanying consolidated statements of operations	$(2,090)	$207	$1,166

Income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the years ended December 31, 2012, 2011 and 2010, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to one Southern California land development joint venture and one Northern California homebuilding joint venture, which were allocated based on the provisions of the underlying joint venture operating agreements.

During the years ended December 31, 2012, 2011 and 2010, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, we recorded impairment charges of $0.5 million in 2010.  No impairments were recorded for joint venture projects for the years ended December 31, 2012 and 2011.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Cash	$15,627	$24,155
Inventories	129,477	230,571
Other assets	10,783	11,190
Total assets	$155,887	$265,916

Liabilities and Equity:
Accounts payable and accrued liabilities	$5,796	$21,190
Standard Pacific equity	51,173	77,259
Other Members' equity	98,918	167,467
Total liabilities and equity	$155,887	$265,916

Investments in unconsolidated joint ventures reflected in
the accompanying consolidated balance sheets	$52,443	$81,807

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded against our joint venture investments and the impairments recorded by the applicable joint venture.  Our investments in unconsolidated joint ventures also included approximately $6.9 million and $9.1 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2012 and 2011, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of December 31, 2012, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

During the 2012 third quarter, we acquired control of the remaining assets of one of our Southern California land development joint ventures.  The assets include approximately 1,700 residential lots, commercial and retail sites and a school site.  A portion of this transaction was accounted for as a business combination in accordance with ASC 805.  As a result of this transaction, our homebuilding assets increased by approximately $121 million, representing $5 million of homebuilding cash and $116 million of inventories owned.  In addition, we assumed approximately $4 million of accounts payable and accrued liabilities, and recorded $12 million of contingent consideration, which is included in accrued liabilities and represents a future payment to one of the joint venture partners related to the future sale of a retail site that we acquired as part of the transaction.

6. Homebuilding Indebtedness

a. Letter of Credit Facilities

As of December 31, 2012, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $18.9 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of December 31, 2012 these facilities were secured by cash collateral deposits of $26.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Senior Notes Payable

Senior notes payable consist of the following at:

	December 31,
	2012	2011
	(Dollars in thousands)
6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	265,823	262,968
8⅜% Senior Notes due May 2018, net of premium	579,832	580,523
8⅜% Senior Notes due January 2021, net of discount	397,087	396,842
1¼% Convertible Senior Notes due August 2032	253,000	―
	$1,530,502	$1,275,093

    In September 2009, we issued $280 million of 10¾% Senior Notes due September 15, 2016 (the “2016 Notes”).  These notes were issued at a discount to yield approximately 12.50% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets.

    In May 2010, we issued $300 million of 8⅜% Senior Notes due May 15, 2018 (the “2018 Notes”).  In December 2010, we issued an additional $275 million of 2018 Notes (issued at a premium to yield approximately 7.964% under the effective interest method) and $400 million of 8⅜% Senior Notes due January 15, 2021 (the “2021 Notes”) (issued at a discount to yield approximately 8.50% under the effective interest method), which have been reflected net of their unamortized premium and discount, respectively, in the accompanying consolidated balance sheets.

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. These senior notes contain various restrictive covenants, including, with respect to the 2016 Notes, a limitation on additional indebtedness and a limitation on restricted payments.  Under the limitation on additional indebtedness, we are permitted to incur specified categories of indebtedness but are prohibited, aside from those exceptions, from incurring further indebtedness if we do not satisfy either a maximum leverage condition or a minimum interest coverage condition.  Under the limitation on restricted payments, we are also prohibited from making restricted payments (which include dividends, and investments in and advances to our joint ventures and other unrestricted subsidiaries), if we do not satisfy either condition.  Our ability to make restricted payments is also subject to a basket limitation.  As of December 31, 2012, we were able to satisfy the conditions necessary to incur additional indebtedness and to make restricted payments.  In addition, if we were unable to satisfy either the leverage condition or interest coverage condition, restricted payments could be made from our unrestricted subsidiaries.  As of December 31, 2012, we had approximately $175.0 million of cash available in our unrestricted subsidiaries.  Many of our 100% owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes and our senior subordinated notes. The guarantees are full and unconditional, and joint and several.  Please see Note 16 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

On July 31, 2012, we issued $253 million of 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”).  The Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

The Convertible Notes bear interest at a rate of 1¼% and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may at any time convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.

The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1,

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

c. Senior Subordinated Notes Payable

Senior subordinated notes payable consisted of the following at:

	December 31,
	2012		2011
		(Dollars in thousands)
6% Convertible Senior Subordinated Notes due October 2012, net of discount (1)	$	―	$36,339
9¼% Senior Subordinated Notes due April 2012, net of discount (2)		―	9,985
	$	―	$46,324

(1)	The 6% Convertible Senior Subordinated Notes were repaid in full upon maturity in October 2012.
(2)	The 9¼% Senior Subordinated Notes were repaid in full upon maturity in April 2012.

d. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At December 31, 2012, we had approximately $11.5 million outstanding in secured project debt and other notes payable.

e. Borrowings and Maturities

The principal amount of maturities of senior and convertible senior notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2013	$4,790
2014	9,766
2015	31,181
2016	280,539
2017	―
Thereafter	1,228,000
Total principal amount	1,554,276
Less: Net (discount) premium	(12,258)
Total homebuilding debt	$1,542,018

The weighted average interest rate of our borrowings outstanding under our revolving credit facility, bank term loans, senior and convertible senior notes payable, secured project debt and other notes payable (excluding indebtedness included in liabilities from inventories not owned) as of December 31, 2012, 2011 and 2010, was 7.6%, 8.9%, and 8.9%, respectively.

f. Revolving Credit Facility

On October 19, 2012, we amended our $210 million unsecured revolving credit facility (the “Revolving Facility”) to, among other things, increase the aggregate commitment to $350 million (all of which is available for letters of credit), provide an accordion feature that allows for an increase in the aggregate commitment to $550 million (subject to the availability of additional bank commitments and certain other conditions), and to extend the maturity date of $320 million of the commitment to October 19, 2015.  As of December 31, 2012, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  The amendment eliminated the minimum liquidity level covenant and provided that the failure to meet the minimum interest

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

coverage ratio is not an event of default, but rather upon such occurrence, the Company’s borrowing availability under the Revolving Facility may become more limited.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of December 31, 2012 we satisfied the conditions that would allow us to borrow up to $283.3 million under the facility and had no amounts outstanding.

7. Stockholders’ Equity

a. Common Stock

During the 2012 third quarter, the Company issued 13.4 million shares of its common stock in a secondary public offering at a price of $5.67 per share and received $71.8 million in net proceeds.

b. Preferred Stock

At December 31, 2012, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party. The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of December 31, 2012, the outstanding shares of Series B Preferred Stock and 89.4 million shares of common stock owned by MatlinPatterson represented approximately 66% of the total number of shares of our common stock outstanding on an if-converted basis.

8. Mortgage Credit Facilities

At December 31, 2012, we had $92.2 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $75 million repurchase facility with one lender, maturing in July 2013, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $2.4 million as of December 31, 2012, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2012, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

9. Disclosures about Fair Value

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•      Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Mortgage loans held for sale	$122,398	$ ―	$122,398	$ ―

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		December 31, 2012				December 31, 2011
Description	Fair Value Hierarchy	Carrying Amount		Fair Value		Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2		$9,923		$9,923	$10,115	$10,115
Homebuilding liabilities:
Senior notes payable, net	Level 2		$1,530,502		$1,803,202	$1,275,093	$1,243,209
Senior subordinated notes payable, net	Level 2	$	―	$	―	$46,324	$50,793

Mortgage Loans Held for Investment – Fair value of these loans is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect the estimated net realizable value of carrying the loans through disposition.

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

10. Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At December 31, 2012, we had no option contracts outstanding with third party financial entities.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2012, we had non-refundable cash deposits outstanding of approximately $20.4 million and capitalized preacquisition and other development and construction costs of approximately $2.1 million relating to land purchase and option contracts having a total remaining purchase price of approximately $197.1 million.  Approximately $30.3 million of the remaining purchase price is included in inventories not owned in the accompanying consolidated balance sheets.

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

b. Land Development and Homebuilding Joint Ventures

    Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of December 31, 2012, we held membership interests in 20 homebuilding and land development joint ventures, of which seven were active and 13 were inactive or winding down.  As of such date, our joint ventures had no project specific financing outstanding.  In addition, as of December 31, 2012, our joint ventures had $2.7 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

c. Surety Bonds

    We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2012, we had approximately $319.1 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $176.9 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $37.7 million at December 31, 2012 and carried a weighted average interest rate of approximately 3.4%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of December 31, 2012, Standard Pacific Mortgage had approximately $119.3 million in closed mortgage loans held for sale and $41.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of December 31, 2012, we had incurred an aggregate of $9.5 million in losses related to loan repurchases and make-whole payments we had been required to make on the $7.2 billion total dollar value of the loans we originated from the beginning of 2004 through the end of 2012.  During the years ended December 31, 2012, 2011 and 2010, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $1.0 million, $4.3 million and $2.3 million, respectively.  As of December 31, 2012, Standard Pacific Mortgage had indemnity and repurchase allowances

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to loans sold of approximately $3.0 million.  In addition, during the years ended December 31, 2012, 2011 and 2010, Standard Pacific Mortgage made make-whole payments totaling approximately $1.0 million related to eight loans, $3.1 million related to 27 loans and $1.9 million related to 17 loans, respectively.

e. Insurance and Litigation Accruals

We are involved in various litigation and legal claims arising in the ordinary course of business and have established insurance and litigation accruals for estimated future claim costs (please see Note 2.s. for further discussion).

f. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2012 are as follows:

Year Ended December 31,
(Dollars in thousands)

2013	$2,888
2014	2,379
2015	1,779
2016	1,118
2017	633
Thereafter	322
Subtotal	9,119
Less: Estimated sublease income	(109)
Net rental obligations	$9,010

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2012, 2011 and 2010 was approximately $3.6 million, $3.9 million and $4.3 million, respectively.

11. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$(766)	$(130)	$(899)
State	―	186	1,456
	(766)	56	557
Deferred (provision) benefit for income taxes:
Federal	338,500	―	―
State	115,500	―	―
	454,000	―	―
(Provision) benefit for income taxes	$453,234	$56	$557

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,
	2012	2011
	(Dollars in thousands)

Inventory impairment charges	$136,239	$184,393
Financial accruals	39,482	52,493
Federal net operating loss carryforwards	230,220	210,013
State net operating loss carryforwards	60,742	51,003
Goodwill impairment charges	11,019	17,482
Other, net	366	563
Total deferred tax asset	478,068	515,947
Less: Valuation allowance	(22,696)	(510,621)
Net deferred tax asset	$455,372	$5,326

At December 31, 2012, we had gross federal and state net operating loss carryforwards of approximately $662 million and $1,134 million, respectively, which if unused, will begin to expire in 2028 and 2013, respectively.

The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Income (loss) before taxes	$78,187	$(16,473)	$(12,281)
(Provision) benefit for income taxes at federal statutory rate	$(27,365)	$5,765	$4,298
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(2,947)	615	372
Net deferred tax asset valuation (allowance) benefit	487,925	(6,415)	(4,687)
State net operating loss expirations	(4,201)	―	―
Other, net	(178)	91	574
Benefit for income taxes	$453,234	$56	$557
Effective tax rate	―	0.3%	4.5%

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

As of December 31, 2012, we had a $478.1 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $22.7 million.  During the year ended December 31, 2012, we utilized $30.8 million of our deferred tax asset valuation allowance to fully offset the income tax provision related to the pretax income for the year.  During the years ended December 31, 2011 and 2010, we generated deferred tax assets of $6.4 million and $4.7 million, respectively, related to the pretax losses for those years.

During the year ended December 31, 2012, we recognized a $453.2 million income tax benefit that resulted from the reversal of all but $22.7 million of our deferred tax asset valuation allowance.  We concluded that this reversal was appropriate after determining that it was more likely than not that we would be able to realize the full amount of  this income tax benefit within allowable net loss carryforward periods.   In reaching this conclusion we considered, among other things, our recent financial and operating results (three years of cumulative income, five consecutive quarters of profitability, and strong growth in net new orders and backlog) and improved conditions in the new home market (home sales pace and prices trending up steadily in most of our markets throughout 2012, coupled with falling unemployment, historically low interest rates, and high affordability). The remaining valuation allowance of $22.7 million relates primarily to potential Section 382

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitations that expire during the 2013 second quarter and to net operating loss carryforwards in certain states that have short carryforward periods.

As of December 31, 2012, approximately $100 million of our deferred tax asset related to unrealized built-in losses generated primarily from inventory impairment charges.  Our ability to recognize a tax benefit from these unrealized built-in losses may be limited under Internal Revenue Code Section 382 depending on, among other things, when, and at what price, we dispose of the underlying assets.  Assets with built-in losses sold prior to June 27, 2013 are subject to a $15.6 million gross annual deduction limitation for federal and state purposes.  Assets with built-in losses sold after June 27, 2013 are not subject to these limitations.  In general, if realized tax losses from these built-in loss assets exceed $15.6 million in any tax year prior to June 27, 2013, the built-in losses in excess of this amount will be permanently lost.  During the years ended December 31, 2012, 2011 and 2010, we permanently lost $10.5 million, $12.2 million and $22.9 million, respectively, as a result of the Section 382 annual limitation.

As of December 31, 2012, $148 million (or approximately $359 million and $438 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the $15.6 million gross annual deduction limitation for both federal and state purposes.  The remaining $143 million (or approximately $303 million and $696 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Section 382.

As of December 31, 2012, our liability for gross unrecognized tax benefits was $13.5 million, all of which, if recognized, would reduce our effective tax rate.  We believe that it is reasonably possible that the full amount of our unrecognized tax benefits may be recognized by the end of fiscal 2013 as a result of a lapse of the statute of limitations.  As of December 31, 2012, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2012.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding $2.2 million and $1.5 million of accrued interest as of December 31, 2012 and 2011, respectively, is as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of the year	$13,484	$13,670
Changes based on tax positions related to the current year	―	―
Changes for tax position in prior years	―	―
Reductions due to lapse of statute of limitations	―	(186)
Settlements	―	―
Balance, end of the year	$13,484	$13,484

 12. Stock Incentive and Employee Benefit Plans

a. Stock Incentive Plans

The Company has share-based awards outstanding under four different plans, pursuant to which we have granted stock options, stock appreciation rights, restricted and unrestricted stock, and performance share awards to key officers, employees, and directors.  The exercise price of our share-based awards may not be less than the market value of our common stock on the date of grant.  Stock options and stock appreciation rights vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant.  The fair value for stock options and stock appreciation rights is established at the date of grant using the Black-Scholes model for awards that vest based on time and a lattice model for awards that vest based on market performance.  Restricted stock typically vest over a three year period and stock grants are valued at the closing price on the date of grant.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option and stock appreciation rights activity relating to our four plans on a combined basis for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	17,877,785	$4.33	18,630,205	$4.46	20,391,956	$4.75
Granted	6,222,222	4.24	1,350,000	3.82	400,000	3.81
Exercised	(4,677,271)	2.79	(1,050,025)	1.19	(1,181,743)	2.21
Canceled	(806,354)	16.04	(1,052,395)	9.15	(980,008)	12.90

Outstanding, end of year	18,616,382	$4.21	17,877,785	$4.33	18,630,205	$4.46

Exercisable at end of year	11,956,258	$4.17	13,137,785	$4.84	10,401,955	$5.96

Available for future grant	23,283,953		31,570,998		4,279,893

At December 31, 2012, 18,120,968 stock options and stock appreciation rights were vested or expected to vest in the future with a weighted average exercise price of $4.20 and a weighted average expected life of 3.56 years.

The following table summarizes information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2012:

Outstanding					Exercisable
		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Exercise Prices
Low	High

$0.67	$6.94	17,999,585	$3.43	3.66	11,339,461	$2.94
$14.82	$29.84	616,797	$26.92	1.08	616,797	$26.92

The fair value of each stock option and stock appreciation right granted during each of the three years ended December 31, 2012, 2011 and 2010 was estimated using the following weighted average assumptions:

	2012	2011	2010

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	82.09%	97.40%	93.70%
Risk-free interest rate	0.73%	0.75%	1.33%
Expected life	2.5 years	3.5 years	4.5 years

Based on the above assumptions, the weighted average per share fair value of stock options and stock appreciation rights granted during the years ended December 31, 2012, 2011 and 2010, was $0.91, $2.44 and $2.63, respectively.

    On May 14, 2008, our stockholders approved our 2008 Stock Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, as amended and approved by the stockholders on May 18, 2011, the maximum number of shares of common stock that may be issued is 32,486,733 plus awards forfeited under the 2008 Plan.  During the year ended December 31, 2012, we granted 50,000 stock options to our employees, and issued 462,119 shares of common stock to our officers and key employees, 77,948 shares of common stock to our independent directors, and 7,610 shares to all employees in connection with a companywide stock grant.  Additionally, in connection with the Company’s 2012 incentive compensation program, on April 2, 2012 (“issuance date”) the Compensation Committee of our Board of Directors granted long-term equity awards to executive officers and certain key employees of the Company.  The grant consisted of the following awards:

•	Restricted Stock – 359,599 shares of restricted common stock vesting in three equal installments on each of the first three anniversaries of the issuance date;

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Capped Stock Appreciation Rights – 3,472,222 capped common stock appreciation rights with a grant price equal to the closing price of the Company’s common stock ($4.29) on the issuance date (the “grant price”), vesting in three equal installments on each of the first three anniversaries of the issuance date, and with the value per share of the award capped at the difference between twelve dollars ($12) and the grant price; and

•
Performance Share Awards – 405,012 target performance share awards with payouts at 1-4 times the target number of shares of common stock based on the Company’s actual earnings per share for the year ended December 31, 2014.

On April 2, 2012 the Compensation Committee of our Board of Directors also provided a one-time grant of 2,700,000 market based capped stock appreciation rights to 12 senior executives.  These market based grants have a five year term and vest in three equal tranches only if the Company’s common stock closing price reaches eight ($8), nine ($9) and ten ($10) dollars, respectively, for twenty consecutive trading days.  The value per share of the award is capped at the difference between twelve dollars ($12) and the grant price.

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Stock options and stock appreciation rights	$4,523	$7,259	$6,084
Unrestricted stock grants	488	3,980	5,764
Restricted stock grants	378	―	―
Performance share awards	1,762	―	―
Total	$7,151	$11,239	$11,848

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2012		2011		2010
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options and stock appreciation rights	$4,395	1.7 years	$3,765	1.6 years	$7,799	1.7 years
Nonvested restricted stock grants	1,098	2.2 years	―	―	―	―
Nonvested performance share awards	5,188	2.2 years	―	―	―	―
Total unrecognized compensation expense	$10,681	2.0 years	$3,765	1.6 years	$7,799	1.7 years

b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $5,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2012, 2011 and 2010, were $2.2 million, $2.1 million and $2.1 million, respectively.

13.  Stockholder Rights Plan

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2012:
Revenues	$227,328	$280,277	$323,759	$426,894	$1,258,258
Homebuilding gross margin	$44,741	$56,286	$64,105	$78,542	$243,674
Net income	$8,523	$14,263	$21,710	$486,925	$531,421
Basic income per common share	$0.02	$0.04	$0.06	$1.35	$1.52
Diluted income per common share	$0.02	$0.04	$0.05	$1.22	$1.44

2011:
Revenues	$144,759	$206,880	$245,322	$296,939	$893,900
Homebuilding gross margin	$29,387	$34,798	$38,246	$59,766	$162,197
Net income (loss)	$(14,797)	$(10,519)	$(6,434)	$15,333	$(16,417)
Basic income (loss) per common share	$(0.04)	$(0.03)	$(0.02)	$0.04	$(0.05)
Diluted income (loss) per common share	$(0.04)	$(0.03)	$(0.02)	$0.04	$(0.05)

(1)	Some amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

15. Supplemental Disclosure to Consolidated Statements of Cash Flows

    The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2012		2011		2010
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$122,352		$104,074	$108,782
Income taxes		$206		$100	$73

Supplemental Disclosure of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures		$66,323	$	―	$1,372
Changes in inventories not owned		$5,139		$34,961	$6,719
Changes in liabilities from inventories not owned		$5,139		$34,961	$3,213
Changes in noncontrolling interests	$	―	$	―	$3,506

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

    Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior and convertible senior notes payable. The guarantees are full and unconditional and joint and several. Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$518,040	$580,419	$138,499	$	―	$1,236,958
Cost of sales	(408,569)	(463,566)	(121,149)		―	(993,284)
Gross margin	109,471	116,853	17,350		―	243,674
Selling, general and administrative expenses	(78,335)	(81,490)	(12,382)		―	(172,207)
Loss from unconsolidated joint ventures	(166)	(659)	(1,265)		―	(2,090)
Equity income (loss) of subsidiaries	13,618	―	―		(13,618)	―
Interest expense	17,319	(17,052)	(6,663)		―	(6,396)
Other income (expense)	4,695	194	(225)		―	4,664
Homebuilding pretax income (loss)	66,602	17,846	(3,185)		(13,618)	67,645
Financial Services:
Financial services pretax income (loss)	(304)	304	10,542		―	10,542
Income (loss) before income taxes	66,298	18,150	7,357		(13,618)	78,187
(Provision) benefit for income taxes	465,123	(6,668)	(5,221)		―	453,234
Net income (loss)	$531,421	$11,482	$2,136		$(13,618)	$531,421

	Year Ended December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$346,645	$483,396	$52,952	$	―	$882,993
Cost of sales	(277,248)	(400,150)	(43,398)		―	(720,796)
Gross margin	69,397	83,246	9,554		―	162,197
Selling, general and administrative expenses	(79,469)	(69,148)	(5,758)		―	(154,375)
Income (loss) from unconsolidated joint ventures	653	(192)	(254)		―	207
Equity income (loss) of subsidiaries	756	―	―		(756)	―
Interest expense	(3,036)	(19,603)	(2,529)		―	(25,168)
Other income (expense)	(802)	(1,387)	1,172		―	(1,017)
Homebuilding pretax income (loss)	(12,501)	(7,084)	2,185		(756)	(18,156)
Financial Services:
Financial services pretax income (loss)	(177)	177	1,683		―	1,683
Income (loss) before income taxes	(12,678)	(6,907)	3,868		(756)	(16,473)
(Provision) benefit for income taxes	(3,739)	4,757	(962)		―	56
Net income (loss)	$(16,417)	$(2,150)	$2,906		$(756)	$(16,417)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$154,722	$114	$185,072	$	―	$339,908
Restricted cash	―	―	26,900		―	26,900
Trade and other receivables	845,245	4,219	19,981		(858,721)	10,724
Inventories:
Owned	759,553	766,188	445,677		―	1,971,418
Not owned	4,495	36,991	29,809		―	71,295
Investments in unconsolidated joint ventures	1,649	622	50,172		―	52,443
Investments in subsidiaries	717,509	―	―		(717,509)	―
Deferred income taxes, net	455,224	―	―		148	455,372
Other assets	37,817	3,267	834		―	41,918
Total Homebuilding Assets	2,976,214	811,401	758,445		(1,576,082)	2,969,978
Financial Services:
Cash and equivalents	―	―	6,647		―	6,647
Restricted cash	―	―	2,420		―	2,420
Mortgage loans held for sale, net	―	―	119,549		―	119,549
Mortgage loans held for investment, net	―	―	9,923		―	9,923
Other assets	―	―	7,249		(2,692)	4,557
Total Financial Services Assets	―	―	145,788		(2,692)	143,096
Total Assets	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$8,038	$10,537	$3,871	$	―	$22,446
Accrued liabilities	175,054	518,835	343,485		(839,230)	198,144
Secured project debt and other notes payable	6,804	―	4,712		―	11,516
Senior notes payable	1,530,502	―	―		―	1,530,502
Total Homebuilding Liabilities	1,720,398	529,372	352,068		(839,230)	1,762,608
Financial Services:
Accounts payable and other liabilities	―	―	11,026		(8,535)	2,491
Mortgage credit facilities	―	―	105,659		(13,500)	92,159
Total Financial Services Liabilities	―	―	116,685		(22,035)	94,650
Total Liabilities	1,720,398	529,372	468,753		(861,265)	1,857,258

Equity:
Total Stockholders' Equity	1,255,816	282,029	435,480		(717,509)	1,255,816
Total Liabilities and Equity	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(248,495)	$(794)	$(8,227)		$(25,600)	$(283,116)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,630)	(180)	(80,248)		25,600	(57,458)
Distributions of capital from unconsolidated homebuilding joint ventures	1,392	1,500	11,638		―	14,530
Net cash paid for acquisitions	―	―	(60,752)		―	(60,752)
Other investing activities	(1,429)	(588)	492		―	(1,525)
Net cash provided by (used in) investing activities	(2,667)	732	(128,870)		25,600	(105,205)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	3,347		―	3,347
Principal payments on secured project debt and other notes payable	―	―	(866)		―	(866)
Principal payments on senior subordinated notes payable	(49,603)	―	―		―	(49,603)
Proceeds from convertible senior notes payable	253,000	―	―		―	253,000
Payment of debt issuance costs	(11,761)	―	―		―	(11,761)
Net proceeds from (payments on) mortgage credit facilities	―	―	45,351		―	45,351
Net proceeds from the issuance of common stock	71,847	―	―		―	71,847
(Contributions to) distributions from Corporate and subsidiaries	62,605	―	(62,605)		―	―
Proceeds from the exercise of stock options	13,039	―	―		―	13,039
Net cash provided by (used in) financing activities	339,127	―	(14,773)		―	324,354

Net increase (decrease) in cash and equivalents	87,965	(62)	(151,870)		―	(63,967)
Cash and equivalents at beginning of year	66,757	176	343,589		―	410,522
Cash and equivalents at end of year	$154,722	$114	$191,719	$	―	$346,555

	Year Ended December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(287,465)	$636	$(35,784)	$	―	$(322,613)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(4,265)	(216)	(10,208)		―	(14,689)
Distributions of capital from unconsolidated homebuilding joint ventures	751	―	7,842		―	8,593
Other investing activities	(1,512)	(188)	(517)		―	(2,217)
Net cash provided by (used in) investing activities	(5,026)	(404)	(2,883)		―	(8,313)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,559)		―	(1,559)
Principal payments on secured project debt and other notes payable	―	(273)	(934)		―	(1,207)
Payment of debt issuance costs	(4,575)	―	―		―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	―	―	16,464		―	16,464
(Contributions to) distributions from Corporate and subsidiaries	102,000	―	(102,000)		―	―
Payment of issuance costs in connection with exercise of Warrant for common stock	(324)	―	―		―	(324)
Proceeds from the exercise of stock options	1,278	―	―		―	1,278
Net cash provided by (used in) financing activities	98,379	(273)	(88,029)		―	10,077

Net increase (decrease) in cash and equivalents	(194,112)	(41)	(126,696)		―	(320,849)
Cash and equivalents at beginning of year	260,869	217	470,285		―	731,371
Cash and equivalents at end of year	$66,757	$176	$343,589	$	―	$410,522

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(206,309)	$18,334	$107,017	$	―	$(80,958)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(3,260)	(132)	(36,121)		―	(39,513)
Distributions of capital from unconsolidated homebuilding joint ventures	4	(1)	7,637		―	7,640
Other investing activities	(705)	(362)	(515)		―	(1,582)
Net cash provided by (used in) investing activities	(3,961)	(495)	(28,999)		―	(33,455)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(12,843)		―	(12,843)
Net proceeds from (principal payments on) secured project debt and other notes payable	(89,052)	(18,024)	23,514		―	(83,562)
Principal payments on senior and senior subordinated notes payable	(792,389)	―	―		―	(792,389)
Proceeds from the issuance of senior notes payable	977,804	―	―		―	977,804
Payment of debt issuance costs	(17,215)	―	―		―	(17,215)
Net proceeds from (payments on) mortgage credit facilities	―	―	(10,651)		―	(10,651)
(Contributions to) distributions from Corporate and subsidiaries	19,775	―	(19,775)		―	―
Net proceeds from issuance of common stock	186,443	―	―		―	186,443
Excess tax benefits from share-based payment arrangements	27	―	―		―	27
Proceeds from the exercise of stock options	2,611	―	―		―	2,611
Net cash provided by (used in) financing activities	288,004	(18,024)	(19,755)		―	250,225

Net increase (decrease) in cash and equivalents	77,734	(185)	58,263		―	135,812
Cash and equivalents at beginning of year	183,135	402	412,022		―	595,559
Cash and equivalents at end of year	$260,869	$217	$470,285	$	―	$731,371

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard Pacific Corp.:

We have audited Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Pacific Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Pacific Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Standard Pacific Corp. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 22, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2013 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013 (the “2013 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2013 Proxy Statement is incorporated herein by this reference. All references to the 2013 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and 403 of Regulation S-K will be set forth in the 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2013 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012	38
	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2012	39
	Consolidated Balance Sheets at December 31, 2012 and 2011	40
	Consolidated Statements of Equity for each of the three years in the period ended December 31, 2012	41
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012	42
	Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 77-79 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 77-79 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ Scott D. Stowell
Scott D. Stowell
Chief Executive Officer and President

February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Scott D. Stowell	Chief Executive Officer, President and Director	February 22, 2013
(Scott D. Stowell)
/S/ Ronald R. Foell	Chairman of the Board	February 22, 2013
(Ronald R. Foell)
/S/ Jeff J. McCall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013
(Jeff J. McCall)
/S/ Bruce A. Choate	Director	February 22, 2013
(Bruce A. Choate)
/S/ Douglas C. Jacobs	Director	February 22, 2013
(Douglas C. Jacobs)
/S/ David J. Matlin	Director	February 22, 2013
(David J. Matlin )
/S/ John R. Peshkin	Director	February 22, 2013
(John R. Peshkin)
/S/ Peter Schoels	Director	February 22, 2013
(Peter Schoels)

INDEX TO EXHIBITS

*3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

*3.2
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

*3.3
Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

*3.4	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 11, 2012.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 of the Registrant’s Registration Statement on Form S-4 (file no. 33-42293) filed on August 16, 1991.

*4.2
Amended and Restated Rights Agreement, dated as of December 20, 2011, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 on Form 8-K filed on December 22, 2011.

*4.3
Senior Debt Securities Indenture, dated as of April 1, 1999, by and between the Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 16, 1999.

*4.4
Eighth Supplemental Indenture relating to the Registrant’s 6¼% Senior Notes due 2014, dated as of March 11, 2004, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2004.

*4.5
Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

*4.6
Eleventh Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding senior notes (including the form of guaranty), dated as of February 22, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

*4.7
Twelfth Supplemental Indenture, relating to the amendment of the security provisions of the Registrant’s outstanding senior notes, dated as of May 5, 2006, by and between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.8
Thirteenth Supplemental Indenture, dated as of October 8, 2009, between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 9, 2009.

*4.9
Fourteenth Supplemental Indenture relating to the Registrant’s 8⅜%  Senior Notes due 2018, dated as of May 3, 2010, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2010.

*4.10
Fifteenth Supplemental Indenture relating to the Registrant’s 8⅜% Senior Notes due 2018, dated as of December 22, 2010, by and among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

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

*4.13
Eighteenth Supplemental Indenture, dated as of August 6, 2012, relating to the Registrant’s 1¼% Convertible Senior Notes due 2032, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2012.

*4.14
Nineteenth Supplemental Indenture, dated as of August 6, 2012, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 6, 2012.

*4.15
Indenture relating to Standard Pacific Escrow LLC’s 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of September 17, 2009, between Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009.

*4.16
First Supplemental Indenture relating to Standard Pacific Escrow LLC’s 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of October 8, 2009, between the Registrant, Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2009.

*10.1
Stockholders Agreement, dated June 27, 2008, between the Registrant and MP CA Homes, LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

*10.2
Letter Agreement, dated April 27, 2011, amending the June 27, 2008 Stockholders Agreement between the Registrant and MP CA Homes, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

+*10.3	Standard Pacific Corp. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on August 21, 1997.

+*10.4
2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 2, 2004.

+*10.5	Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2005.

+*10.6
Standard Pacific Corp. 2008 Equity Incentive Plan (as amended and restated May 18, 2011), incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

+*10.7
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

+*10.9
Standard Terms and Conditions for Capped Stock Appreciation Rights (2008 Equity Incentive Plan), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

+*10.10	Standard Terms and Conditions for Restricted Stock Grants (2008 Equity Incentive Plan), incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

+*10.11
Standard Terms and Conditions for 2012 Performance Share Awards (2008 Equity Incentive Plan), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

+*10.12	Form of Executive Officers Indemnification Agreement, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

+*10.13	Jeff J. McCall Employment Letter, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2011.

+*10.14	Form of Severance and Change in Control Protection Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

*10.15
Amended and Restated Credit Agreement, dated as of October 19, 2012, among Standard Pacific Corp., JPMorgan Chase Bank, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.