Form 10-Q
period 2013-03-31
STANDARD PACIFIC CORP /DE/
filed 2013-05-03
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant's shares of common stock outstanding at May 2, 2013: 215,652,850

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$355,126	$220,317
Land sale revenues	2,595	3,385
Total revenues	357,721	223,702
Cost of home sales	(280,612)	(175,595)
Cost of land sales	(2,583)	(3,366)
Total cost of sales	(283,195)	(178,961)
Gross margin	74,526	44,741
Selling, general and administrative expenses	(46,294)	(37,692)
Income (loss) from unconsolidated joint ventures	1,134	(1,522)
Interest expense	―	(2,530)
Other income (expense)	3,570	4,284
Homebuilding pretax income	32,936	7,281
Financial Services:
Revenues	5,677	3,626
Expenses	(3,322)	(2,260)
Other income	102	63
Financial services pretax income	2,457	1,429

Income before taxes	35,393	8,710
Provision for income taxes	(13,569)	(187)
Net income	21,824	8,523
Less: Net income allocated to preferred shareholder	(8,903)	(3,674)
Less: Net income allocated to unvested restricted stock	(22)	―
Net income available to common stockholders	$12,899	$4,849

Income Per Common Share:
Basic	$0.06	$0.02
Diluted	$0.05	$0.02

Weighted Average Common Shares Outstanding:
Basic	214,166,912	195,109,252
Diluted	252,947,416	199,873,977

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	400,760,202	347,686,763

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
	(Unaudited)

Net income	$21,824	$8,523
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	1,579	1,596
Comprehensive income	$23,403	$10,119

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$280,467	$339,908
Restricted cash	27,562	26,900
Trade and other receivables	19,640	10,724
Inventories:
Owned	2,049,702	1,971,418
Not owned	72,019	71,295
Investments in unconsolidated joint ventures	53,024	52,443
Deferred income taxes, net of valuation allowance of $22,696 at
March 31, 2013 and December 31, 2012	441,344	455,372
Other assets	39,322	41,918
Total Homebuilding Assets	2,983,080	2,969,978
Financial Services:
Cash and equivalents	5,846	6,647
Restricted cash	2,420	2,420
Mortgage loans held for sale, net	119,246	119,549
Mortgage loans held for investment, net	9,716	9,923
Other assets	5,391	4,557
Total Financial Services Assets	142,619	143,096
Total Assets	$3,125,699	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$20,868	$22,446
Accrued liabilities	186,712	198,144
Secured project debt and other notes payable	4,423	11,516
Senior notes payable	1,531,147	1,530,502
Total Homebuilding Liabilities	1,743,150	1,762,608
Financial Services:
Accounts payable and other liabilities	2,066	2,491
Mortgage credit facilities	93,276	92,159
Total Financial Services Liabilities	95,342	94,650
Total Liabilities	1,838,492	1,857,258

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 450,829 shares
issued and outstanding at March 31, 2013 and December 31, 2012	5	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 215,210,139 and 213,245,488 shares issued and outstanding at March 31, 2013 and
December 31, 2012, respectively	2,152	2,132
Additional paid-in capital	1,341,223	1,333,255
Accumulated deficit	(55,524)	(77,348)
Accumulated other comprehensive loss, net of tax	(649)	(2,228)
Total Equity	1,287,207	1,255,816
Total Liabilities and Equity	$3,125,699	$3,113,074

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$21,824	$8,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(1,134)	1,522
Cash distributions of income from unconsolidated joint ventures	1,875	―
Depreciation and amortization	656	606
Loss on disposal of property and equipment	15	―
Amortization of stock-based compensation	1,531	1,074
Deferred income taxes	13,374	―
Deposit write-offs	―	133
Changes in cash and equivalents due to:
Trade and other receivables	(8,916)	(6,991)
Mortgage loans held for sale	140	8,533
Inventories - owned	(73,030)	(44,201)
Inventories - not owned	(4,940)	(2,627)
Other assets	1,829	1,028
Accounts payable	(1,578)	1,915
Accrued liabilities	(10,107)	(11,633)
Net cash provided by (used in) operating activities	(58,461)	(42,118)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,552)	(2,867)
Distributions of capital from unconsolidated homebuilding joint ventures	1,320	989
Other investing activities	(369)	(468)
Net cash provided by (used in) investing activities	(1,601)	(2,346)

Cash Flows From Financing Activities:
Change in restricted cash	(662)	3,574
Principal payments on secured project debt and other notes payable	(7,093)	(466)
Net proceeds from (payments on) mortgage credit facilities	1,117	2,721
Proceeds from the exercise of stock options	6,458	778
Net cash provided by (used in) financing activities	(180)	6,607

Net increase (decrease) in cash and equivalents	(60,242)	(37,857)
Cash and equivalents at beginning of period	346,555	410,522
Cash and equivalents at end of period	$286,313	$372,665

Cash and equivalents at end of period	$286,313	$372,665
Homebuilding restricted cash at end of period	27,562	27,798
Financial services restricted cash at end of period	2,420	1,295
Cash and equivalents and restricted cash at end of period	$316,295	$401,758

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1.       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2013 and the results of operations and cash flows for the periods presented.  Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the period ended March 31, 2013.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.       Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance concerns disclosure only and our adoption of this new provision of ASU 2013-02 on January 1, 2013 did not have an impact on our condensed consolidated financial statements.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  All of the expenses incurred by Corporate are allocated to each of our operating divisions based on their respective percentage of revenues.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$199,190	$115,370
Southwest	79,404	56,119
Southeast	79,127	52,213
Total homebuilding revenues	$357,721	$223,702

Homebuilding pretax income (loss):
California	$22,408	$5,569
Southwest	6,511	1,762
Southeast	4,017	(50)
Total homebuilding pretax income (loss)	$32,936	$7,281

Segment financial information relating to the Company’s homebuilding assets was as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Homebuilding assets:
California	$1,196,747	$1,192,249
Southwest	537,567	496,902
Southeast	476,896	438,122
Corporate	771,870	842,705
Total homebuilding assets	$2,983,080	$2,969,978

4.       Earnings Per Common Share

 We compute earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method.  The two-class method is an allocation of earnings between the holders of common stock and a company's participating security holders.  Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.

 Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of basic common stock outstanding.  Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), and our unvested restricted stock, are classified as participating securities in accordance with ASC 260.  Net income allocated to the holders of our Series B Preferred Stock and unvested restricted stock is calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series B Preferred Stock and convertible debt using the if-converted method.  Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series B Preferred stock and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed.  In the computation of diluted earnings per share, the two-class method and if-converted method for the Series B Preferred Stock resulted in the same earnings per share amounts as the holder of the Series B Preferred Stock has the same economic rights as the holders of the common stock.

The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$21,824	$8,523
Less: Net income allocated to preferred shareholder	(8,903)	(3,674)
Less: Net income allocated to unvested restricted stock	(22)	―
Net income available to common stockholders for basic
earnings per common share	12,899	4,849
Effect of dilutive securities:
Net income allocated to preferred shareholder	8,903	3,674
Interest on 1¼% convertible senior notes due 2032, included in cost of sales	41	―
Net income available to common and preferred stock for diluted
earnings per share	$21,843	$8,523

Denominator:
Weighted average basic common shares outstanding	214,166,912	195,109,252
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	147,812,786	147,812,786
Total weighted average common shares outstanding if preferred shares
converted to common shares	361,979,698	342,922,038
Effect of dilutive securities:
Stock options	7,467,654	4,764,725
1¼% convertible senior notes due 2032	31,312,850	―
Weighted average diluted shares outstanding	400,760,202	347,686,763

Income per share:
Basic	$0.06	$0.02
Diluted	$0.05	$0.02

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

Total compensation expense recognized related to stock-based compensation was $1.5 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, total unrecognized stock-based compensation expense was $8.6 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 1.8 years.

6.       Restricted Cash

At March 31, 2013, restricted cash included $30.0 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($27.6 million of homebuilding restricted cash and $2.4 million of financial services restricted cash).

7.       Inventories

    a.  Inventories Owned

    Inventories owned consisted of the following at:

	March 31, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$752,155	$376,589	$322,218	$1,450,962
Homes completed and under construction	267,433	109,036	118,641	495,110
Model homes	67,697	18,766	17,167	103,630
Total inventories owned	$1,087,285	$504,391	$458,026	$2,049,702

	December 31, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$778,419	$352,705	$313,037	$1,444,161
Homes completed and under construction	240,236	93,265	93,695	427,196
Model homes	67,504	15,231	17,326	100,061
Total inventories owned	$1,086,159	$461,201	$424,058	$1,971,418

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the three months ended March 31, 2013 and 2012, the total number of projects included in inventories-owned and reviewed for impairment were 293 and 261, respectively.  Based on the impairment review, we did not record any inventory impairments during the three months ended March 31, 2013 and 2012.

    b. Inventories Not Owned

Inventories not owned consisted of the following at:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)

Land purchase and lot option deposits	$26,556	$23,803
Other lot option contracts, net of deposits	45,463	47,492
Total inventories not owned	$72,019	$71,295

 Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of March 31, 2013 and 2012, we were not required to consolidate any VIEs related to land option or purchase contracts.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  Other lot option contracts noted in the table above represent specific performance obligations where the land option contract contains a binding obligation requiring us to complete the lot purchases.

8.       Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the 2013 first quarter, our qualified assets exceeded our debt, and as of March 31, 2013, the amount of our qualified assets in excess of our debt was $186.4 million.  As a result, all of our interest incurred during the three months ended March 31, 2013 was capitalized in accordance with ASC 835.  During the three months ended March 31, 2012, we expensed $2.5 million of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	(Dollars in thousands)

Total interest incurred (1)		$35,027	$35,315
Less: Interest capitalized to inventories owned		(34,201)	(30,992)
Less: Interest capitalized to investments in unconsolidated joint ventures		(826)	(1,793)
Interest expense	$	―	$2,530

Interest previously capitalized to inventories owned, included in cost of home sales		$27,696	$18,556
Interest previously capitalized to inventories owned, included in cost of land sales		$189	$19
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$169	$204
Interest capitalized in ending inventories owned		$227,718	$200,943
Interest capitalized as a percentage of inventories owned		11.1%	13.2%
Interest capitalized in ending investments in unconsolidated joint ventures		$7,578	$10,700
Interest capitalized as a percentage of investments in unconsolidated joint ventures		14.3%	13.0%
____________________
(1)
For each of the three months ended March 31, 2013 and  2012, interest incurred included the noncash amortization of $2.6 million, respectively, of interest related to interest rate swap agreements that were terminated in the 2010 fourth quarter (please see Note 15 “Derivative Instruments and Hedging Activities”).

9.       Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Revenues	$17,192	$2,599
Cost of sales and expenses	(14,870)	(2,699)
Income (loss) of unconsolidated joint ventures	$2,322	$(100)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$1,134	$(1,522)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures.  For the three months ended March 31, 2013 and 2012, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the three months ended March 31, 2013 and 2012, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the three months ended March 31, 2013 or 2012.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash	$12,107	$15,627
Inventories	147,942	129,477
Other assets	10,673	10,783
Total assets	$170,722	$155,887

Liabilities and Equity:
Accounts payable and accrued liabilities	$5,401	$5,796
Non-recourse debt	16,410	―
Standard Pacific equity	50,183	51,173
Other members' equity	98,728	98,918
Total liabilities and equity	$170,722	$155,887

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$53,024	$52,443

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of March 31, 2013 and December 31, 2012, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $7.6 million and $6.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2013 and December 31, 2012, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of March 31, 2013, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

10.     Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience.  Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Warranty accrual, beginning of the period	$15,514	$17,572
Warranty costs accrued during the period	414	334
Warranty costs paid during the period	(796)	(938)
Warranty accrual, end of the period	$15,132	$16,968

11.     Revolving Credit Facility and Letter of Credit Facilities

As of March 31, 2013, we were party to a $350 million unsecured revolving credit facility (the “Revolving Facility”), of which $320 million matures in October 2015 and $30 million matures in February 2014.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased up to $550 million (subject to the availability of additional bank commitments and certain other conditions).  As of March 31, 2013, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of March 31, 2013 we satisfied the conditions that would allow us to borrow up to $350.0 million under the facility and had no amounts outstanding.

As of March 31, 2013, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $19.5 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of March 31, 2013 these facilities were secured by cash collateral deposits of $27.1 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.     Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At March 31, 2013, we had approximately $4.4 million outstanding in secured project debt and other notes payable.

13.     Senior Notes Payable

Senior notes payable consisted of the following at:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	266,585	265,823
8⅜% Senior Notes due May 2018, net of premium	579,651	579,832
8⅜% Senior Notes due January 2021, net of discount	397,151	397,087
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$1,531,147	$1,530,502

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted Payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation.  As of March 31, 2013, we were able to incur additional indebtedness and make restricted payments because we satisfied the maximum leverage condition.  Many of our 100% owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

The 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”) will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may at any time convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

14.     Preferred Stock

At March 31, 2013, we had 450,829 shares of Series B junior participating convertible preferred stock (“Series B Preferred Stock”) outstanding, which are convertible into 147.8 million shares of our common stock. The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares. The Series B Preferred Stock will be convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MP CA

Homes LLC (“MatlinPatterson”) or its affiliates to an unaffiliated third party.  The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote. Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company. Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.  As of March 31, 2013, the outstanding shares of Series B Preferred Stock and 89.4 million shares of common stock owned by MatlinPatterson represented approximately 65% of the total number of shares of our common stock outstanding on an if-converted basis.

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

As of March 31, 2013, the balance in accumulated other comprehensive loss included in the accompanying condensed consolidated balance sheets related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements is being amortized as a component of our interest incurred through May 2013.  For each of the three months ended March 31, 2013 and 2012, we recorded after-tax other comprehensive income of $1.6 million related to the swap agreements.

16.     Mortgage Credit Facilities

At March 31, 2013, we had $93.3 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $75 million repurchase facility with one lender, maturing in July 2013, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $2.4 million as of March 31, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Mortgage loans held for sale have been measured at fair value in accordance with ASC 820 for the three months ended March 31, 2013:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Mortgage loans held for sale	$122,067	$ ―	$122,067	$ ―

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		March 31, 2013		December 31, 2012
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$9,716	$9,716	$9,923	$9,923
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,531,147	$1,859,779	$1,530,502	$1,803,202

Mortgage Loans Held for Investment – Fair value of these loans is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect the estimated net realizable value of carrying the loans through disposition.

Senior Notes Payable – The senior notes are traded over the counter and their fair values were estimated based upon the values of their last trade at the end of the period.

The fair value of our cash and equivalents, restricted cash, accounts receivable, trade accounts payable, secured project debt and other notes payable, mortgage credit facilities and other liabilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

18.     Commitments and Contingencies

   a.  Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate even if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At March 31, 2013, we had no option contracts outstanding with third party financial entities.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2013, we had non-refundable cash deposits outstanding of approximately $20.4 million and capitalized preacquisition and other development and construction costs of approximately $2.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $200.3 million.  Approximately $28.3 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

   b.  Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of March 31, 2013, we held membership interests in 19 homebuilding and land development joint ventures, of which seven were active and 12 were inactive or winding down.  As of such date, one joint venture had $16.4 million of seller non-recourse debt outstanding that is scheduled to mature in December 2013.  In addition, as of March 31, 2013, our joint ventures had $2.7 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

    c.  Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At March 31, 2013, we had approximately $346.2 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $190.1 million remaining in cost to complete.

   d.  Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $75.2 million at March 31, 2013 and carried a weighted average interest rate of approximately 3.5%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of March 31, 2013, Standard Pacific Mortgage had approximately $119.4 million in closed mortgage loans held for sale and $77.8 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of March 31, 2013, we had incurred an aggregate of $10.2 million in losses related to loan repurchases and make-whole payments we had been required to make on the $7.4 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the first quarter of 2013.  During the three months ended March 31, 2013 and 2012, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.6 million and $0.3 million, respectively.  As of March 31, 2013, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.0 million.  In addition, during the three months ended March 31, 2013 and 2012, Standard Pacific Mortgage made make-whole payments totaling approximately $0.6 million related to eight loans and $0.3 million related to one loan, respectively.

   e.  Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of March 31, 2013 and December 31, 2012 were $58.1 million and $57.2 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

As of March 31, 2013, we had a $464.0 million deferred tax asset which was partially offset by a valuation allowance of $22.7 million relating primarily to potential Internal Revenue Code Section 382 (“Section 382”) limitations that expire during the 2013 second quarter and to state net operating loss carryforwards.  Our deferred tax asset included $285.6 million of tax effected net operating loss carryforwards, of which $149.6 million (or approximately $366.0 million and $429.2 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is subject to a $15.6 million gross annual limitation under Section 382.  The remaining $136.0 million (or approximately $282.1 million and $696.2 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not subject to an annual limitation.

 As of March 31, 2013, our liability for gross unrecognized tax benefits was $13.5 million, all of which, if recognized, would reduce our effective tax rate.  We believe that it is reasonably possible that the full amount of our unrecognized tax benefits may be recognized by the end of fiscal 2013 as a result of a lapse of the statute of limitations.  As of March 31, 2013, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2012.

20.     Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

 The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$35,012	$33,370
Income taxes	$8	$44

21.     Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$175,235	$151,389	$31,097	$	―	$357,721
Cost of sales	(137,086)	(120,400)	(25,709)		―	(283,195)
Gross margin	38,149	30,989	5,388		―	74,526
Selling, general and administrative expenses	(21,030)	(22,046)	(3,218)		―	(46,294)
Income (loss) from unconsolidated joint ventures	1,135	(72)	71		―	1,134
Equity income (loss) of subsidiaries	5,280	―	―		(5,280)	―
Interest expense	5,003	(3,602)	(1,401)		―	―
Other income (expense)	3,507	(16)	79		―	3,570
Homebuilding pretax income (loss)	32,044	5,253	919		(5,280)	32,936
Financial Services:
Financial services pretax income	―	―	2,457		―	2,457
Income (loss) before income taxes	32,044	5,253	3,376		(5,280)	35,393
Provision for income taxes	(10,220)	(2,405)	(944)		―	(13,569)
Net income (loss)	$21,824	$2,848	$2,432		$(5,280)	$21,824

	Three Months Ended March 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$74,255	$124,889	$24,558	$	―	$223,702
Cost of sales	(57,955)	(100,303)	(20,703)		―	(178,961)
Gross margin	16,300	24,586	3,855		―	44,741
Selling, general and administrative expenses	(17,222)	(17,989)	(2,481)		―	(37,692)
Loss from unconsolidated joint ventures	(682)	(28)	(812)		―	(1,522)
Equity income (loss) of subsidiaries	1,855	―	―		(1,855)	―
Interest expense	3,356	(4,241)	(1,645)		―	(2,530)
Other income (expense)	4,013	49	222		―	4,284
Homebuilding pretax income (loss)	7,620	2,377	(861)		(1,855)	7,281
Financial Services:
Financial services pretax income	―	―	1,429		―	1,429
Income (loss) before income taxes	7,620	2,377	568		(1,855)	8,710
(Provision) benefit for income taxes	903	(757)	(333)		―	(187)
Net income (loss)	$8,523	$1,620	$235		$(1,855)	$8,523

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$118,043	$149	$162,275	$	―	$280,467
Restricted cash	―	―	27,562		―	27,562
Trade and other receivables	909,407	6,636	19,430		(915,833)	19,640
Inventories:
Owned	754,827	811,917	482,958		―	2,049,702
Not owned	6,045	35,251	30,723		―	72,019
Investments in unconsolidated joint ventures	1,140	707	51,177		―	53,024
Investments in subsidiaries	722,789	―	―		(722,789)	―
Deferred income taxes, net	441,196	―	―		148	441,344
Other assets	35,189	2,963	1,170		―	39,322
Total Homebuilding Assets	2,988,636	857,623	775,295		(1,638,474)	2,983,080
Financial Services:
Cash and equivalents	―	―	5,846		―	5,846
Restricted cash	―	―	2,420		―	2,420
Mortgage loans held for sale, net	―	―	119,246		―	119,246
Mortgage loans held for investment, net	―	―	9,716		―	9,716
Other assets	―	―	8,083		(2,692)	5,391
Total Financial Services Assets	―	―	145,311		(2,692)	142,619
Total Assets	$2,988,636	$857,623	$920,606		$(1,641,166)	$3,125,699

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$8,147	$8,463	$4,258	$	―	$20,868
Accrued liabilities	162,135	564,283	360,136		(899,842)	186,712
Secured project debt and other notes payable	―	―	4,423		―	4,423
Senior notes payable	1,531,147	―	―		―	1,531,147
Total Homebuilding Liabilities	1,701,429	572,746	368,817		(899,842)	1,743,150
Financial Services:
Accounts payable and other liabilities	―	―	10,601		(8,535)	2,066
Mortgage credit facilities	―	―	103,276		(10,000)	93,276
Total Financial Services Liabilities	―	―	113,877		(18,535)	95,342
Total Liabilities	1,701,429	572,746	482,694		(918,377)	1,838,492

Equity:
Total Stockholders' Equity	1,287,207	284,877	437,912		(722,789)	1,287,207
Total Liabilities and Equity	$2,988,636	$857,623	$920,606		$(1,641,166)	$3,125,699

21.     Supplemental Guarantor Information
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$154,722	$114	$185,072	$	―	$339,908
Restricted cash	―	―	26,900		―	26,900
Trade and other receivables	845,549	4,219	19,981		(859,025)	10,724
Inventories:
Owned	759,553	766,188	445,677		―	1,971,418
Not owned	4,495	36,991	29,809		―	71,295
Investments in unconsolidated joint ventures	1,649	622	50,172		―	52,443
Investments in subsidiaries	717,205	―	―		(717,205)	―
Deferred income taxes, net	455,224	―	―		148	455,372
Other assets	37,817	3,267	834		―	41,918
Total Homebuilding Assets	2,976,214	811,401	758,445		(1,576,082)	2,969,978
Financial Services:
Cash and equivalents	―	―	6,647		―	6,647
Restricted cash	―	―	2,420		―	2,420
Mortgage loans held for sale, net	―	―	119,549		―	119,549
Mortgage loans held for investment, net	―	―	9,923		―	9,923
Other assets	―	―	7,249		(2,692)	4,557
Total Financial Services Assets	―	―	145,788		(2,692)	143,096
Total Assets	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$8,038	$10,537	$3,871	$	―	$22,446
Accrued liabilities	175,054	519,139	343,485		(839,534)	198,144
Secured project debt and other notes payable	6,804	―	4,712		―	11,516
Senior notes payable	1,530,502	―	―		―	1,530,502
Total Homebuilding Liabilities	1,720,398	529,676	352,068		(839,534)	1,762,608
Financial Services:
Accounts payable and other liabilities	―	―	11,026		(8,535)	2,491
Mortgage credit facilities	―	―	105,659		(13,500)	92,159
Total Financial Services Liabilities	―	―	116,685		(22,035)	94,650
Total Liabilities	1,720,398	529,676	468,753		(861,569)	1,857,258

Equity:
Total Stockholders' Equity	1,255,816	281,725	435,480		(717,205)	1,255,816
Total Liabilities and Equity	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(35,758)	$253	$(22,956)	$	―	$(58,461)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(232)	(26)	(2,294)		―	(2,552)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	1,320		―	1,320
Other investing activities	(343)	(192)	166		―	(369)
Net cash provided by (used in) investing activities	(575)	(218)	(808)		―	(1,601)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(662)		―	(662)
Principal payments on secured project debt and other notes payable	(6,804)	―	(289)		―	(7,093)
Net proceeds from (payments on) mortgage credit facilities	―	―	1,117		―	1,117
Proceeds from the exercise of stock options	6,458	―	―		―	6,458
Net cash provided by (used in) financing activities	(346)	―	166		―	(180)

Net increase (decrease) in cash and equivalents	(36,679)	35	(23,598)		―	(60,242)
Cash and equivalents at beginning of period	154,722	114	191,719		―	346,555
Cash and equivalents at end of period	$118,043	$149	$168,121	$	―	$286,313

	Three Months Ended March 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(58,808)	$183	$16,507	$	―	$(42,118)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(878)	(54)	(1,935)		―	(2,867)
Distributions of capital from unconsolidated homebuilding joint ventures	750	―	239		―	989
Other investing activities	(391)	(130)	53		―	(468)
Net cash provided by (used in) investing activities	(519)	(184)	(1,643)		―	(2,346)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	3,574		―	3,574
Principal payments on secured project debt and other notes payable	―	―	(466)		―	(466)
Net proceeds from (payments on) mortgage credit facilities	―	―	2,721		―	2,721
Distributions from (contributions to) Corporate and subsidiaries	18,000	―	(18,000)		―	―
Proceeds from the exercise of stock options	778	―	―		―	778
Net cash provided by (used in) financing activities	18,778	―	(12,171)		―	6,607

Net increase (decrease) in cash and equivalents	(40,549)	(1)	2,693		―	(37,857)
Cash and equivalents at beginning of period	66,757	176	343,589		―	410,522
Cash and equivalents at end of period	$26,208	$175	$346,282	$	―	$372,665

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$355,126	$220,317
Land sale revenues	2,595	3,385
Total revenues	357,721	223,702
Cost of home sales	(280,612)	(175,595)
Cost of land sales	(2,583)	(3,366)
Total cost of sales	(283,195)	(178,961)
Gross margin	74,526	44,741
Gross margin percentage	20.8%	20.0%
Selling, general and administrative expenses	(46,294)	(37,692)
Income (loss) from unconsolidated joint ventures	1,134	(1,522)
Interest expense	―	(2,530)
Other income (expense)	3,570	4,284
Homebuilding pretax income	32,936	7,281

Financial Services:
Revenues	5,677	3,626
Expenses	(3,322)	(2,260)
Other income	102	63
Financial services pretax income	2,457	1,429

Income before taxes	35,393	8,710
Provision for income taxes	(13,569)	(187)
Net income	21,824	8,523
Less: Net income allocated to preferred shareholder	(8,903)	(3,674)
Less: Net income allocated to unvested restricted stock	(22)	―
Net income available to common stockholders	$12,899	$4,849

Income Per Common Share:
Basic	$0.06	$0.02
Diluted	$0.05	$0.02

Weighted Average Common Shares Outstanding:
Basic	214,166,912	195,109,252
Diluted	252,947,416	199,873,977

Weighted average additional common shares outstanding
if preferred shares converted to common shares	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	400,760,202	347,686,763

Net cash provided by (used in) operating activities	$(58,461)	$(42,118)
Net cash provided by (used in) investing activities	$(1,601)	$(2,346)
Net cash provided by (used in) financing activities	$(180)	$6,607
Adjusted Homebuilding EBITDA (1)	$63,823	$31,768
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

  (1)   continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(58,461)	$(42,118)
Add:
Provision for income taxes	195	187
Homebuilding interest amortized to cost of sales and interest expense	27,885	21,105
Less:
Income from financial services subsidiary	2,355	1,366
Depreciation and amortization from financial services subsidiary	28	16
Loss on disposal of property and equipment	15	―
Net changes in operating assets and liabilities:
Trade and other receivables	8,916	6,991
Mortgage loans held for sale	(140)	(8,533)
Inventories-owned	73,030	44,201
Inventories-not owned	4,940	2,627
Other assets	(1,829)	(1,028)
Accounts payable	1,578	(1,915)
Accrued liabilities	10,107	11,633
Adjusted Homebuilding EBITDA	$63,823	$31,768

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Overview

Our 2013 first quarter reflected a continuation of the positive operating performance we achieved during 2012, resulting from the continued execution of our strategy and the lift we’ve experienced from the housing market recovery.  New home deliveries, net new orders, homebuilding revenues and homes in backlog were up 48%, 49%, 60% and 90%, respectively, as compared to the year earlier period.  Net income for the quarter was $21.8 million, or $0.05 per diluted share, compared to $8.5 million, or $0.02 per diluted share, in the year earlier period.  Pretax income for the 2013 first quarter was $35.4 million compared to $8.7 million in the year earlier period.  Our average selling price of homes delivered for the 2013 first quarter was $375 thousand, a 9% increase from the prior year period, our gross margin from home sales was 21.0%, a 70 basis point increase, and our SG&A rate from home sales was 13.0%, a 410 basis point improvement.  With $280 million of unrestricted homebuilding cash and $350 million of availability under our revolving credit facility, we believe we are well-positioned to continue to build our strategic land supply.

Homebuilding

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$199,190	$115,370
Southwest	79,404	56,119
Southeast	79,127	52,213
Total homebuilding revenues	$357,721	$223,702

Homebuilding pretax income (loss):
California	$22,408	$5,569
Southwest	6,511	1,762
Southeast	4,017	(50)
Total homebuilding pretax income (loss)	$32,936	$7,281

Homebuilding pretax income for the 2013 first quarter was $32.9 million compared to $7.3 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 61%

increase in home sale revenues, a 70 basis point improvement in gross margin from home sales and the operating leverage inherent in our business.

Revenues

Home sale revenues increased 61%, from $220.3 million for the 2012 first quarter to $355.1 million for the 2013 first quarter, resulting from a 48% increase in new home deliveries and a 9% increase in our consolidated average home price to $375 thousand.

	Three Months Ended March 31,
	2013	2012	% Change
New homes delivered:
California	400	225	78%
Arizona	63	46	37%
Texas	133	124	7%
Colorado	43	24	79%
Nevada	―	3	(100%)
Total Southwest	239	197	21%
Florida	183	126	45%
Carolinas	125	94	33%
Total Southeast	308	220	40%
Total	947	642	48%

The increase in new home deliveries was driven primarily by a 49% increase in net new orders and a 70% increase in the number of homes in beginning backlog expected to close during the quarter as compared to the year earlier period.

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$492	$498	(1%)
Arizona	249	208	20%
Texas	348	298	17%
Colorado	400	377	6%
Nevada	―	190	―
Total Southwest	331	285	16%
Florida	259	246	5%
Carolinas	254	226	12%
Total Southeast	257	237	8%
Total	$375	$343	9%

Our consolidated average home price for the 2013 first quarter was up 9%, to $375 thousand, compared to the year earlier period.  This reflects general price increases within most of our markets and a decrease in the use of sales incentives, partially offset by lower average home prices in California compared to the prior year period.  The 1% lower average home price in California reflects the delivery of more luxury homes in Southern California during the 2012 first quarter as compared to the first quarter of 2013.

Gross Margin

 Our 2013 first quarter gross margin percentage from home sales increased to 21.0% compared to 20.3% in the 2012 first quarter.  The 70 basis point year over year increase in our gross margin percentage from home sales was primarily attributable to price increases, a mix shift to higher margin communities, and improved margins from speculative homes sold and delivered during the quarter.

SG&A Expenses

Our 2013 first quarter SG&A expenses (including Corporate G&A) were $46.3 million compared to $37.7 million for the prior year period, down 410 basis points as a percentage of home sale revenues to

13.0%, compared to 17.1% for the 2012 first quarter.  The improvement in our SG&A rate was primarily the result of a 61% increase in home sale revenues and the operating leverage inherent in our business.

Unconsolidated Joint Ventures

 We recognized $1.1 million of income from unconsolidated joint ventures during the 2013 first quarter, primarily attributable to our share of income generated from the sale of 14 homes by these joint ventures during the period.

Other Income (Expense)

 Other income (expense) for the three months ended March 31, 2013 and 2012 was primarily attributable to property insurance claim settlements received during these periods.

Operating Data

	Three Months Ended March 31,
	2013	2012	% Change	% Absorption Change (1)
Net new orders (2):
California	482	327	47%	71%
Arizona	75	83	(10%)	2%
Texas	242	141	72%	12%
Colorado	62	26	138%	104%
Nevada	―	5	(100%)	―
Total Southwest	379	255	49%	18%
Florida	293	186	58%	58%
Carolinas	240	166	45%	53%
Total Southeast	533	352	51%	56%
Total	1,394	934	49%	49%
____________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.

	Three Months Ended March 31,
	2013	2012	% Change
Average number of selling communities during the period:
California	44	51	(14%)
Arizona	8	9	(11%)
Texas	29	19	53%
Colorado	7	6	17%
Nevada	―	1	(100%)
Total Southwest	44	35	26%
Florida	37	37	―
Carolinas	33	35	(6%)
Total Southeast	70	72	(3%)
Total	158	158	―

Net new orders for the 2013 first quarter increased 49%, to 1,394 homes, from the prior year period on a flat average active selling community count.  Our monthly sales absorption rate for the 2013 first quarter was 2.9 per community, up from 2.0 per community for the 2012 first quarter and 2.2 per community for the 2012 fourth quarter.  Our cancellation rate for the three months ended March 31, 2013 was 10%, compared to 13% for the 2012 first quarter and 15% for the 2012 fourth quarter.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog for the 2013 and 2012 first quarter was 5% and 10%, respectively.

	At March 31,
	2013		2012		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	522	$284,033	276	$142,152	89%	100%
Arizona	89	24,886	94	18,384	(5%)	35%
Texas	313	126,276	166	53,438	89%	136%
Colorado	94	42,374	35	14,118	169%	200%
Nevada	―	―	5	953	(100%)	(100%)
Total Southwest	496	193,536	300	86,893	65%	123%
Florida	476	134,880	222	57,632	114%	134%
Carolinas	357	107,202	175	45,207	104%	137%
Total Southeast	833	242,082	397	102,839	110%	135%
Total	1,851	$719,651	973	$331,884	90%	117%

The dollar value of our backlog as of March 31, 2013 increased 117% from the year earlier period to $719.7 million, or 1,851 homes.  Our consolidated average home price in backlog of $389 thousand as of March 31, 2013 increased 14% compared to March 31, 2012, reflecting the continued execution of our strategy to focus on the move-up buyer, the shift to more to-be-built homes that have a longer construction cycle, and pricing opportunities in select markets.

	At March 31,
	2013	2012	% Change
Homesites owned and controlled:
California	10,407	9,031	15%
Arizona	1,902	1,826	4%
Texas	5,165	4,199	23%
Colorado	1,174	666	76%
Nevada	1,124	1,130	(1%)
Total Southwest	9,365	7,821	20%
Florida	8,445	6,276	35%
Carolinas	3,906	2,989	31%
Total Southeast	12,351	9,265	33%
Total (including joint ventures)	32,123	26,117	23%

Homesites owned	25,689	19,935	29%
Homesites optioned or subject to contract	5,837	4,960	18%
Joint venture homesites (1)	597	1,222	(51%)
Total (including joint ventures)	32,123	26,117	23%

Homesites owned:
Raw lots	5,722	2,749	108%
Homesites under development	8,371	5,897	42%
Finished homesites	5,616	5,531	2%
Under construction or completed homes	2,583	1,872	38%
Held for sale	3,397	3,886	(13%)
Total	25,689	19,935	29%
____________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of March 31, 2013 increased 23% from the year earlier period and 4% from the 30,767 homesites owned and controlled as of December 31, 2012.  We purchased $71.5 million of land (1,167 homesites) during the 2013 first quarter, of which 34% (based on homesites) was located in Florida, 31% in California and 26% in Texas, with the balance spread throughout our other markets.  As of March 31, 2013, we owned or controlled 32,123 homesites, of which 20,213 are owned and actively selling or under development, 6,434 are controlled or under option, and the remaining 5,476 homesites are held for future development or for sale.

	At March 31,
	2013	2012	% Change
Homes under construction and spec homes:
Homes under construction (excluding specs)	1,217	520	134%
Spec homes under construction	690	470	47%
Total homes under construction	1,907	990	93%

Completed and unsold homes (excluding models)	200	349	(43%)

Homes under construction (excluding specs) as of March 31, 2013 increased 134% compared to March 31, 2012, primarily the result of the 90% increase in homes in backlog.  As of March 31, 2013, the number of completed unsold homes decreased 43% from the year earlier period as a result of the shift to more to-be-built homes and a higher conversion rate of spec homes sold and closed during the 2013 first quarter compared to the prior year period.

Financial Services

In the 2013 first quarter our financial services subsidiary reported pretax income of approximately $2.4 million compared to $1.4 million in the year earlier period.  The improvement was driven primarily by a 69% increase in the dollar volume of loans originated and sold and a $0.3 million decrease in loan loss expense related to allowances for loans held for investment.  These changes were partially offset by a $0.3 million increase in loan loss reserve expense related to indemnification and repurchase reserves, from $0.3 million for the 2012 first quarter to $0.6 million for the 2013 first quarter, and an increase in personnel expenses as a result of higher production levels in the 2013 first quarter.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Total Originations:
Loans	669	439
Principal	$ 200,440	$ 111,824
Capture Rate	82%	80%

Loans Sold to Third Parties:
Loans	669	475
Principal	$ 198,209	$ 123,929

Mortgage Loan Origination Product Mix:
FHA loans	21%	26%
Other government loans (VA & USDA)	18%	20%
Total government loans	39%	46%
Conforming loans	60%	54%
Jumbo loans	1%	0%
	100%	100%
Loan Type:
Fixed	98%	97%
ARM	2%	3%
Credit Quality:
Avg. FICO score	742	747
Other Data:
Avg. combined LTV ratio	86%	86%
Full documentation loans	100%	100%

Income Taxes

As of March 31, 2013, we had a $464.0 million deferred tax asset which was partially offset by a valuation allowance of $22.7 million relating primarily to potential Internal Revenue Code Section 382 (“Section 382”) limitations that expire during the 2013 second quarter and to state net operating loss carryforwards that are limited by shorter carryforward periods.

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

For the three months ended March 13, 2013, we used $58.5 million of cash in operating activities versus $42.1 million in the year earlier period.  The increase in cash used in operating activities for the 2013 first quarter as compared to the prior year was driven primarily by a $52.9 million increase in cash land purchase and development costs and a 93% increase in total homes under construction, partially offset by a 60% increase in homebuilding revenues.  As of March 31, 2013, our homebuilding cash balance was $308.0 million (including $27.6 million of restricted cash).

Revolving Credit Facility. As of March 31, 2013, we were party to a $350 million unsecured revolving credit facility (the “Revolving Facility”), of which $320 million matures in October 2015 and $30 million matures in February 2014.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased up to $550 million (subject to the availability of additional bank commitments and certain other conditions).  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2013	Covenant Requirements at March 31, 2013
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,287.2	≥	$784.9
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.00	≤	2.50
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.26	≤	1.00
Interest Coverage Ratio (4):
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	1.90	≥	1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$189.7	≤	$530.5
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$350.0
____________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.25 for the period ending March 31, 2014 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.

(4)
As of March 31, 2013, we were in compliance with the interest coverage covenant.  However, if we fail to meet the required interest coverage ratio, it is not an event of default but rather upon such occurrence, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that limits our permitted borrowings to $100 million plus 90% of the book value of our completed model home inventory.  As of March 31, 2013, if we had not been in compliance with the interest coverage covenant, our permitted borrowings would have been limited to $193.3 million using this formula.

(5)	This covenant requirement increases to 1.25 beginning with the quarter ending March 31, 2014. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of March 31, 2013 our borrowing base availability was $350.0 million.

Letter of Credit Facilities.  As of March 31, 2013, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $19.5 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of March 31, 2013 these facilities were secured by cash collateral deposits of $27.1 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of March 31, 2013, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

March 31, 2013
(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
1¼% Convertible Senior Notes due August 2032	253,000
$1,542,760

    These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted Payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation.

    As of March 31, 2013, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied the maximum leverage condition.

Covenant Requirements	Actual at March 31, 2013	Covenant Requirements at March 31, 2013

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio (1)	1.13	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	1.68	≥ 2.00
____________________
(1)
Indebtedness represents consolidated homebuilding debt reduced by cash held by Standard Pacific Corp. and its restricted subsidiaries in excess of $5 million.  As of March 31, 2013, our unrestricted subsidiaries had approximately $165.2 million of unrestricted cash.  As of March 31, 2013, we retained the ability, at our option, to distribute substantially all of this cash to Standard Pacific Corp.  If such a distribution were to occur, the Leverage Ratio would be positively impacted.

  Our 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”) are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their Convertible Notes at any time into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements”, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2013, one joint venture had approximately $16.4 million of seller non-recourse debt outstanding.

    Secured Project Debt and Other Notes Payable.  At March 31, 2013, we had $4.4 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At March 31, 2013, we had $93.3 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $75 million repurchase facility with one lender, maturing in July 2013, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $2.4 million as of March 31, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At March 31, 2013, we had approximately $346.2 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $190.1 million remaining in cost to complete.

    Availability of Additional Liquidity.  The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change.  There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources.  A weakening of our financial condition, including in particular, a material increase in our leverage or a decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the three months ended March 31, 2013.

    Leverage.  Our homebuilding debt to total book capitalization as of March 31, 2013 was 54.4% and our adjusted net homebuilding debt to adjusted total book capitalization was 48.8%.  We believe that the adjusted ratio, which reflects the offset of homebuilding cash against debt, is useful to investors as an additional measure of our ability to service debt.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate even if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At March 31, 2013, we had no option contracts outstanding with third party financial entities.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2013, we had non-refundable cash deposits outstanding of approximately $20.4 million and capitalized pre-acquisition and other development and construction costs of approximately $2.0 million relating to land purchase and option contracts having a total remaining purchase price of approximately $200.3 million.  Approximately $28.3 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

    These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2013, we held membership interests in 19 homebuilding and land development joint ventures, of which seven were active and 12 were inactive or winding down.  As of such date, one joint venture had $16.4 million of seller non-recourse debt outstanding which is scheduled to mature in December 2013.  As of March 31, 2013, we had $2.7 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

There have been no significant changes to our critical accounting policies from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2013.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of March 31, 2013, Standard Pacific Mortgage had approximately $119.4 million in closed mortgage loans held for sale and $77.8 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

ITEM 4.         CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Standard Pacific Corp. and its subsidiaries required to be included in our periodic SEC filings.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	our plans to continue to make substantial investments in land;
•	housing market conditions and trends in the geographic markets in which we operate;
•	our expectation to convert year-end backlog in 2013;
•	the sufficiency of our warranty and other reserves;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the sufficiency of our liquidity to implement our strategy and our ability to access additional capital and renew existing credit facilities;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	changes to our unrecognized tax benefits and uncertain tax positions and the timing of our recognition of these benefits;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	our ability to utilize our deferred tax asset;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	adverse economic developments that negatively impact the demand for homes and the uncertain pace and scope of the current recovery in the United States economy;
•	the market value and availability of land;
•	our dependence on the California market;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;
•	high cancellation rates;
•	the risk of our longer term acquisition strategy;
•	our ability to obtain suitable bonding for development of our communities;
•	the cost and availability of labor and materials;
•	adverse weather conditions and natural disasters;
•	litigation and warranty claims;
•	our reliance on subcontractors and the adverse impact of their ability to construct our homes;
•
risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market and exposure to regulatory investigations or lawsuits claiming improper lending practices;

•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;

•	our failure to maintain the security of our electronic and other confidential information;
•	government regulation, including environmental, building, climate change, worker health, safety, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of “slow growth”, “no growth” or similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
•
the impact of restrictive covenants in our credit agreements, public notes and private term loans and our ability to comply with these covenants, including our ability to incur additional indebtedness;

•	the amount of, and our ability to repay, renew or extend, our outstanding debt;
•
risks relating to our unconsolidated joint ventures, including our ability and the ability of our partners to contribute funds to our joint ventures when needed or contractually agreed to, entitlement and development risks for the land owned by our joint ventures, the availability of financing to the joint ventures, our completion obligations to the joint venture, the illiquidity of our joint venture investments, partner disputes, and risks relating to our determinations concerning the consolidation or non-consolidation of our joint venture investments;

•	the influence of our principal stockholder;
•
the provisions of our charter, bylaws and stockholders’ rights agreements that could prevent a third party from acquiring us or limit the price investors might be willing to pay for shares of our common stock; and

•	other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 1A.      RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.  For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STANDARD PACIFIC CORP.
                  (Registrant)

Dated: May 3, 2013	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2013	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)