Form 10-Q
period 2013-06-30
STANDARD PACIFIC CORP /DE/
filed 2013-07-26
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Registrant's shares of common stock outstanding at July 25, 2013: 276,956,658

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$434,308	$274,872	$789,434	$495,189
Land sale revenues	4,373	―	6,968	3,385
Total revenues	438,681	274,872	796,402	498,574
Cost of home sales	(331,503)	(218,586)	(612,115)	(394,181)
Cost of land sales	(4,416)	―	(6,999)	(3,366)
Total cost of sales	(335,919)	(218,586)	(619,114)	(397,547)
Gross margin	102,762	56,286	177,288	101,027
Selling, general and administrative expenses	(54,598)	(41,952)	(100,892)	(79,644)
Income (loss) from unconsolidated joint ventures	147	(1,146)	1,281	(2,668)
Interest expense	―	(1,617)	―	(4,147)
Other income (expense)	(1,247)	307	2,323	4,591
Homebuilding pretax income	47,064	11,878	80,000	19,159
Financial Services:
Revenues	7,411	5,405	13,088	9,031
Expenses	(3,482)	(2,915)	(6,804)	(5,175)
Other income	151	84	253	147
Financial services pretax income	4,080	2,574	6,537	4,003

Income before taxes	51,144	14,452	86,537	23,162
Provision for income taxes	(8,008)	(189)	(21,577)	(376)
Net income	43,136	14,263	64,960	22,786
Less: Net income allocated to preferred shareholder	(14,293)	(6,130)	(23,991)	(9,807)
Less: Net income allocated to unvested restricted stock	(66)	(15)	(82)	(12)
Net income available to common stockholders	$28,777	$8,118	$40,887	$12,967

Income Per Common Share:
Basic	$0.12	$0.04	$0.18	$0.07
Diluted	$0.11	$0.04	$0.16	$0.06

Weighted Average Common Shares Outstanding:
Basic	243,171,726	195,746,733	228,749,443	195,427,992
Diluted	281,708,696	201,340,622	267,274,060	200,564,039

Weighted average additional common shares outstanding
if preferred shares converted to common shares	120,779,819	147,812,786	134,221,626	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	402,488,515	349,153,408	401,495,686	348,376,825

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
	(Unaudited)

Net income	$43,136	$14,263	$64,960	$22,786
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	649	1,596	2,228	3,192
Comprehensive income	$43,785	$15,859	$67,188	$25,978

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$65,127	$339,908
Restricted cash	25,462	26,900
Trade and other receivables	30,372	10,724
Inventories:
Owned	2,325,490	1,971,418
Not owned	80,134	71,295
Investments in unconsolidated joint ventures	57,486	52,443
Deferred income taxes, net of valuation allowance of $10,510 and $22,696 at
June 30, 2013 and December 31, 2012, respectively	432,817	455,372
Other assets	46,819	41,918
Total Homebuilding Assets	3,063,707	2,969,978
Financial Services:
Cash and equivalents	15,509	6,647
Restricted cash	1,795	2,420
Mortgage loans held for sale, net	107,580	119,549
Mortgage loans held for investment, net	11,264	9,923
Other assets	4,558	4,557
Total Financial Services Assets	140,706	143,096
Total Assets	$3,204,413	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,066	$22,446
Accrued liabilities	208,345	198,144
Secured project debt and other notes payable	5,192	11,516
Senior notes payable	1,531,829	1,530,502
Total Homebuilding Liabilities	1,767,432	1,762,608
Financial Services:
Accounts payable and other liabilities	2,549	2,491
Mortgage credit facilities	96,964	92,159
Total Financial Services Liabilities	99,513	94,650
Total Liabilities	1,866,945	1,857,258

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 and 450,829 shares
issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 276,792,010 and 213,245,488 shares issued and outstanding at June 30, 2013 and
December 31, 2012, respectively	2,768	2,132
Additional paid-in capital	1,347,085	1,333,255
Accumulated deficit	(12,388)	(77,348)
Accumulated other comprehensive loss, net of tax	―	(2,228)
Total Equity	1,337,468	1,255,816
Total Liabilities and Equity	$3,204,413	$3,113,074

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$64,960	$22,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(1,281)	2,668
Cash distributions of income from unconsolidated joint ventures	3,375	160
Depreciation and amortization	1,386	1,209
Loss on disposal of property and equipment	16	3
Amortization of stock-based compensation	3,975	2,959
Deferred income taxes	21,183	―
Deposit write-offs	―	133
Changes in cash and equivalents due to:
Trade and other receivables	(19,648)	(7,462)
Mortgage loans held for sale	11,958	4,103
Inventories - owned	(230,023)	(115,187)
Inventories - not owned	(9,710)	(3,499)
Other assets	(1,254)	(77)
Accounts payable	(380)	(1,453)
Accrued liabilities	6,239	(5,061)
Net cash provided by (used in) operating activities	(149,204)	(98,718)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(10,752)	(8,281)
Distributions of capital from unconsolidated homebuilding joint ventures	1,569	1,795
Net cash paid for acquisitions	(113,793)	―
Other investing activities	(3,878)	(1,405)
Net cash provided by (used in) investing activities	(126,854)	(7,891)

Cash Flows From Financing Activities:
Change in restricted cash	2,063	6,237
Principal payments on secured project debt and other notes payable	(7,217)	(644)
Principal payments on senior subordinated notes payable	―	(9,990)
Net proceeds from (payments on) mortgage credit facilities	4,805	(2,381)
Payment of issuance costs in connection with preferred shareholder equity transactions	(347)	―
Proceeds from the exercise of stock options	10,835	1,747
Net cash provided by (used in) financing activities	10,139	(5,031)

Net increase (decrease) in cash and equivalents	(265,919)	(111,640)
Cash and equivalents at beginning of period	346,555	410,522
Cash and equivalents at end of period	$80,636	$298,882

Cash and equivalents at end of period	$80,636	$298,882
Homebuilding restricted cash at end of period	25,462	25,135
Financial services restricted cash at end of period	1,795	1,295
Cash and equivalents and restricted cash at end of period	$107,893	$325,312

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

1.       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2013 and the results of operations and cash flows for the periods presented.  Pursuant to ASC Topic 855, Subsequent Events, we have evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued for the period ended June 30, 2013.

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

2.       Recent Accounting Pronouncements

    In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments in ASU 2013-02 were effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance concerns disclosure only and our adoption of this new provision of ASU 2013-02 on January 1, 2013 did not have an impact on our condensed consolidated financial statements.

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

   Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$229,008	$147,087	$428,198	$262,457
Southwest	93,017	64,115	172,421	120,234
Southeast	116,656	63,670	195,783	115,883
Total homebuilding revenues	$438,681	$274,872	$796,402	$498,574

Homebuilding pretax income:
California	$30,002	$8,955	$52,410	$14,524
Southwest	8,542	2,109	15,053	3,871
Southeast	8,520	814	12,537	764
Total homebuilding pretax income	$47,064	$11,878	$80,000	$19,159

   Segment financial information relating to the Company’s homebuilding assets was as follows:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Homebuilding assets:
California	$1,263,547	$1,192,249
Southwest	589,600	496,902
Southeast	664,061	438,122
Corporate	546,499	842,705
Total homebuilding assets	$3,063,707	$2,969,978

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

   The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$43,136	$14,263	$64,960	$22,786
Less: Net income allocated to preferred shareholder	(14,293)	(6,130)	(23,991)	(9,807)
Less: Net income allocated to unvested restricted stock	(66)	(15)	(82)	(12)
Net income available to common stockholders for basic
earnings per common share	28,777	8,118	40,887	12,967
Effect of dilutive securities:
Net income allocated to preferred shareholder	14,293	6,130	23,991	9,807
Interest on 1¼% convertible senior notes due 2032,
included in cost of sales	41	―	204	―
Net income available to common and preferred stock for diluted
earnings per share	$43,111	$14,248	$65,082	$22,774

Denominator:
Weighted average basic common shares outstanding	243,171,726	195,746,733	228,749,443	195,427,992
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	120,779,819	147,812,786	134,221,626	147,812,786
Total weighted average common shares outstanding if preferred shares
converted to common shares	363,951,545	343,559,519	362,971,069	343,240,778
Effect of dilutive securities:
Stock options	7,224,120	5,593,889	7,211,767	5,136,047
1¼% convertible senior notes due 2032	31,312,850	―	31,312,850	―
Weighted average diluted shares outstanding	402,488,515	349,153,408	401,495,686	348,376,825

Income per share:
Basic	$0.12	$0.04	$0.18	$0.07
Diluted	$0.11	$0.04	$0.16	$0.06

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

   During the three months ended June 30, 2013, we granted 6.0 million capped stock appreciation rights and 0.2 million performance share awards, and issued 0.3 million shares of restricted common stock to our officers and key employees.  Additionally, during the six months ended June 30, 2013, we issued 23,580 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards).

   Total compensation expense recognized related to stock-based compensation was $2.5 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, we recognized stock-based compensation expense of $4.0 million and $3.0 million, respectively.  As of June 30, 2013, total unrecognized stock-based compensation expense was $17.3 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.3 years.

6.       Restricted Cash

   At June 30, 2013, restricted cash included $27.3 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($25.5 million of homebuilding restricted cash and $1.8 million of financial services restricted cash).

7.       Inventories

   a.  Inventories Owned

    Inventories owned consisted of the following at:

	June 30, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$771,947	$390,510	$455,667	$1,618,124
Homes completed and under construction	301,813	132,445	157,732	591,990
Model homes	74,206	25,299	15,871	115,376
Total inventories owned	$1,147,966	$548,254	$629,270	$2,325,490

	December 31, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$778,419	$352,705	$313,037	$1,444,161
Homes completed and under construction	240,236	93,265	93,695	427,196
Model homes	67,504	15,231	17,326	100,061
Total inventories owned	$1,086,159	$461,201	$424,058	$1,971,418

   In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the six months ended June 30, 2013 and 2012, the total number of projects included in inventories-owned and reviewed for impairment were 324 and 264, respectively.  Based on the impairment review, we did not record any inventory impairments during the three and six months ended June 30, 2013 and 2012.

   During the three months ended June 30, 2013, we acquired control of approximately 30 current and future communities from a homebuilder in the Southeast, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  As a result of this transaction, we recorded approximately $108.6 million of inventories owned, $8.1 million of inventories not owned, $2.2 million of intangible assets, $4.2 million of other accrued liabilities and $0.9 million of secured project debt.  As of June 30, 2013, these amounts are subject to change as we have not yet finalized the purchase price allocation of the real estate assets acquired in this transaction.  In addition, we incurred approximately $1.3 million of transaction costs, which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

    b. Inventories Not Owned

   Inventories not owned consisted of the following at:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)

Land purchase and lot option deposits	$28,068	$23,803
Other lot option contracts, net of deposits	52,066	47,492
Total inventories not owned	$80,134	$71,295

Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of June 30, 2013 and 2012, we were not required to consolidate any VIEs related to land option or purchase contracts.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  Other lot option contracts noted in the table above represent specific performance obligations where the land option contract contains a binding obligation requiring us to complete the lot purchases.

8.       Capitalization of Interest

   We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the three and six months ended June 30, 2013, our qualified assets exceeded our debt, and as of June 30, 2013, the amount of our qualified assets in excess of our debt was $396.8 million.  As a result, all of our interest incurred during the three and six months ended June 30, 2013 was capitalized in accordance with ASC 835.  During the six months ended June 30, 2012, we expensed $4.1 million of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835.

   The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and loss from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(Dollars in thousands)

Total interest incurred (1)		$33,526		$35,305		$68,553	$70,620
Less: Interest capitalized to inventories owned		(32,782)		(31,876)		(66,983)	(62,868)
Less: Interest capitalized to investments in unconsolidated joint ventures		(744)		(1,812)		(1,570)	(3,605)
Interest expense	$	―		$1,617	$	―	$4,147

Interest previously capitalized to inventories owned, included in cost of home sales		$30,337		$24,465		$58,033	$43,021
Interest previously capitalized to inventories owned, included in cost of land sales		$325	$	―		$514	$19
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$123		$231		$292	$435
Interest capitalized in ending inventories owned (2)		$231,974		$208,354		$231,974	$208,354
Interest capitalized as a percentage of inventories owned		10.0%		13.0%		10.0%	13.0%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$6,063		$12,281		$6,063	$12,281
Interest capitalized as a percentage of investments in unconsolidated joint ventures		10.5%		14.4%		10.5%	14.4%
__________________
(1)
For the three and six months ended June 30, 2013, interest incurred included the noncash amortization of $1.0 million and $3.6 million, respectively, of interest related to interest rate swap agreements that were terminated in the 2010 fourth quarter (please see Note 15 “Derivative Instruments and Hedging Activities”).  For the three and six months ended June 30, 2012, interest incurred included the noncash amortization of $2.6 million and $5.2 million, respectively, of interest related to the terminated interest rate swap agreements.

(2)
During the three and six months ended June 30, 2013, in connection with lot purchases from our joint ventures, $2.1 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

9.       Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

   The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Revenues	$3,315	$4,705	$20,507	$7,304
Cost of sales and expenses	(3,348)	(4,882)	(18,217)	(7,581)
Income (loss) of unconsolidated joint ventures	$(33)	$(177)	$2,290	$(277)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$147	$(1,146)	$1,281	$(2,668)

   Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures.  For the three and six months ended June 30, 2013 and 2012, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

   During each of the six months ended June 30, 2013 and 2012, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the six months ended June 30, 2013 and 2012.

   The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash	$15,187	$15,627
Inventories	211,382	129,477
Other assets	14,265	10,783
Total assets	$240,834	$155,887

Liabilities and Equity:
Accounts payable and accrued liabilities	$5,623	$5,796
Debt	46,411	―
Standard Pacific equity	56,247	51,173
Other members' equity	132,553	98,918
Total liabilities and equity	$240,834	$155,887

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$57,486	$52,443

   In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of June 30, 2013 and December 31, 2012, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $6.1 million and $6.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2013 and December 31, 2012, respectively, which capitalized interest is not included in the combined balance sheets above.

   Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of June 30, 2013, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

   Changes in our warranty accrual are detailed in the table set forth below:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)

Warranty accrual, beginning of the period	$15,514	$17,572
Warranty costs accrued during the period	1,182	656
Warranty costs paid during the period	(1,772)	(1,635)
Warranty accrual, end of the period	$14,924	$16,593

11.     Revolving Credit Facility and Letter of Credit Facilities

   As of June 30, 2013, we were party to a $350 million unsecured revolving credit facility (the “Revolving Facility”), of which $320 million matures in October 2015 and $30 million matures in February 2014.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased up to $550 million (subject to the availability of additional bank commitments and certain other conditions).  As of June 30, 2013, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a borrowing base provision, which limits the amount we may borrow or keep outstanding under the facility, and also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of June 30, 2013 we satisfied the conditions that would allow us to borrow up to $317.5 million under the facility and had no amounts outstanding.

   As of June 30, 2013, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $17.8 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of June 30, 2013 these facilities were secured by cash collateral deposits of $25.3 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.     Secured Project Debt and Other Notes Payable

   Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At June 30, 2013, we had approximately $5.2 million outstanding in secured project debt and other notes payable.

13.     Senior Notes Payable

   Senior notes payable consisted of the following at:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	267,386	265,823
8⅜% Senior Notes due May 2018, net of premium	579,466	579,832
8⅜% Senior Notes due January 2021, net of discount	397,217	397,087
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$1,531,829	$1,530,502

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula. These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted Payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation.  As of June 30, 2013, we were able to incur additional indebtedness and make restricted payments because we satisfied the maximum leverage condition.  Many of our 100% owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

The 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”) will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may at any time convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  On or after August 5, 2017, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

14.     Preferred Stock

Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”) is convertible at the holder’s option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MatlinPatterson or its affiliates to an unaffiliated third party.  The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote.  Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company.  Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.

During the three months ended June 30, 2013, MatlinPatterson converted 183,000 shares of Series B Preferred Stock into 60,000,000 shares of our common stock in accordance with the original terms of the Series B Preferred Stock Agreement and sold 23,000,000 shares of our common stock in a secondary public offering.  We did not sell any shares and did not receive any proceeds from these transactions.  At June 30, 2013, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  As of June 30, 2013, the outstanding shares of Series B Preferred Stock and 126.4 million shares of common stock owned by MatlinPatterson represented approximately 59% of the total number of shares of our common stock outstanding on an if-converted basis.

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

For the three months ended June 30, 2013 and 2012, we recorded after-tax other comprehensive income of $0.6 million and $1.6 million, respectively, related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, and has been completely amortized as of June 30, 2013.

16.     Mortgage Credit Facilities

At June 30, 2013, we had $97.0 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.8 million as of June 30, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Mortgage loans held for sale have been measured at fair value in accordance with ASC 820 for the three months ended June 30, 2013:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Mortgage loans held for sale	$109,639	$ ―	$109,639	$ ―

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		June 30, 2013		December 31, 2012
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$11,264	$11,264	$9,923	$9,923
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,531,829	$1,802,986	$1,530,502	$1,803,202

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

The fair value of our cash and equivalents, restricted cash, trade and other receivables, accounts payable, secured project debt and other notes payable, mortgage credit facilities and other liabilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

18.     Commitments and Contingencies

   a.  Land Purchase and Option Agreements

    We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate even if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At June 30, 2013, we had no option contracts outstanding with third party financial entities.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2013, we had non-refundable cash deposits outstanding of approximately $24.7 million and capitalized preacquisition and other development and construction costs of approximately $2.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $278.9 million.  Approximately $28.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

    b.  Land Development and Homebuilding Joint Ventures

    Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of June 30, 2013, we held membership interests in 20 homebuilding and land development joint ventures, of which eight were active and 12 were inactive or winding down.  As of such date, two joint ventures had $46.4 million of project specific debt outstanding that is non-recourse to us, of which $16.4 million is scheduled to mature in December 2013 and $30.0 million is scheduled to mature in June 2014.  In addition, as of June 30, 2013, our joint ventures had $2.7 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

   c. Surety Bonds

    We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At June 30, 2013, we had approximately $397.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $238.6 million remaining in cost to complete.

    d.  Mortgage Loans and Commitments

    We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $114.1 million at June 30, 2013 and carried a weighted average interest rate of approximately 3.9%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of June 30, 2013, Standard Pacific Mortgage had approximately $107.5 million in closed mortgage loans held for sale and $119.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of June 30, 2013, we had incurred an aggregate of $10.4 million in losses related to loan repurchases and make-whole payments we had been required to make on the $7.6 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the second quarter of 2013.  During the six months ended June 30, 2013 and 2012, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0 and $0.6 million, respectively.  As of June 30, 2013, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the six months ended June 30, 2013 and 2012, Standard Pacific Mortgage made make-whole payments totaling approximately $0.8 million related to nine loans and $0.6 million related to four loans, respectively.

   e.  Insurance and Litigation Accruals

    Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of June 30, 2013 and December 31, 2012 were $62.1 million and $57.2 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

The provision for income taxes for the three months ended June 30, 2013 included an income tax provision of $20.2 million related to the pretax income for the period, partially offset by an income tax benefit of $12.2 million related to the reversal of our deferred tax asset valuation allowance attributable to Internal Revenue Code Section 382 (“Section 382”) limitations that expired on June 27, 2013.  As of June 30, 2013, we had a $443.3 million deferred tax asset which was offset by a valuation allowance of $10.5 million relating to state net operating loss carryforwards that are limited by shorter carryforward periods.

As of June 30, 2013, our liability for gross unrecognized tax benefits was $13.5 million, all of which, if recognized, would reduce our effective tax rate.  We believe that it is reasonably possible that the full amount of our unrecognized tax benefits may be recognized by the end of fiscal 2013 as a result of a lapse of the statute of limitations.  As of June 30, 2013, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2012.

20.     Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$59,909		$59,666
Income taxes	$501		$175

Supplemental Disclosures of Noncash Activities:
Liabilities assumed in connection with acquisition	$4,983	$	―

21.     Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$195,697	$192,595	$50,389	$	―	$438,681
Cost of sales	(147,969)	(146,740)	(41,210)		―	(335,919)
Gross margin	47,728	45,855	9,179		―	102,762
Selling, general and administrative expenses	(22,921)	(26,630)	(5,047)		―	(54,598)
Income (loss) from unconsolidated joint ventures	360	(52)	(161)		―	147
Equity income (loss) of subsidiaries	15,991	―	―		(15,991)	―
Interest income (expense), net	4,282	(3,089)	(1,193)		―	―
Other income (expense)	(1,509)	(141)	403		―	(1,247)
Homebuilding pretax income (loss)	43,931	15,943	3,181		(15,991)	47,064
Financial Services:
Financial services pretax income	―	―	4,080		―	4,080
Income (loss) before income taxes	43,931	15,943	7,261		(15,991)	51,144
Provision for income taxes	(795)	(5,555)	(1,658)		―	(8,008)
Net income (loss)	$43,136	$10,388	$5,603		$(15,991)	$43,136

	Three Months Ended June 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$113,416	$141,476	$19,980	$	―	$274,872
Cost of sales	(88,545)	(113,620)	(16,421)		―	(218,586)
Gross margin	24,871	27,856	3,559		―	56,286
Selling, general and administrative expenses	(19,145)	(20,533)	(2,274)		―	(41,952)
Loss from unconsolidated joint ventures	(276)	(91)	(779)		―	(1,146)
Equity income (loss) of subsidiaries	2,783	―	―		(2,783)	―
Interest income (expense), net	4,383	(4,343)	(1,657)		―	(1,617)
Other income (expense)	(205)	251	261		―	307
Homebuilding pretax income (loss)	12,411	3,140	(890)		(2,783)	11,878
Financial Services:
Financial services pretax income	―	―	2,574		―	2,574
Income (loss) before income taxes	12,411	3,140	1,684		(2,783)	14,452
(Provision) benefit for income taxes	1,852	(1,225)	(816)		―	(189)
Net income (loss)	$14,263	$1,915	$868		$(2,783)	$14,263

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$370,932	$343,984	$81,486	$	―	$796,402
Cost of sales	(285,055)	(267,140)	(66,919)		―	(619,114)
Gross margin	85,877	76,844	14,567		―	177,288
Selling, general and administrative expenses	(43,951)	(48,676)	(8,265)		―	(100,892)
Income (loss) from unconsolidated joint ventures	1,495	(124)	(90)		―	1,281
Equity income (loss) of subsidiaries	21,271	―	―		(21,271)	―
Interest income (expense), net	9,285	(6,691)	(2,594)		―	―
Other income (expense)	1,998	(157)	482		―	2,323
Homebuilding pretax income (loss)	75,975	21,196	4,100		(21,271)	80,000
Financial Services:
Financial services pretax income	―	―	6,537		―	6,537
Income (loss) before income taxes	75,975	21,196	10,637		(21,271)	86,537
Provision for income taxes	(11,015)	(7,960)	(2,602)		―	(21,577)
Net income (loss)	$64,960	$13,236	$8,035		$(21,271)	$64,960

	Six Months Ended June 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$187,671	$266,365	$44,538	$	―	$498,574
Cost of sales	(146,500)	(213,923)	(37,124)		―	(397,547)
Gross margin	41,171	52,442	7,414		―	101,027
Selling, general and administrative expenses	(36,367)	(38,522)	(4,755)		―	(79,644)
Loss from unconsolidated joint ventures	(958)	(119)	(1,591)		―	(2,668)
Equity income (loss) of subsidiaries	4,638	―	―		(4,638)	―
Interest income (expense), net	7,739	(8,584)	(3,302)		―	(4,147)
Other income (expense)	3,808	300	483		―	4,591
Homebuilding pretax income (loss)	20,031	5,517	(1,751)		(4,638)	19,159
Financial Services:
Financial services pretax income	―	―	4,003		―	4,003
Income (loss) before income taxes	20,031	5,517	2,252		(4,638)	23,162
(Provision) benefit for income taxes	2,755	(1,982)	(1,149)		―	(376)
Net income (loss)	$22,786	$3,535	$1,103		$(4,638)	$22,786

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$43,511	$231	$21,385	$	―	$65,127
Restricted cash	―	―	25,462		―	25,462
Trade, intercompany and other receivables	1,127,189	13,871	145,690		(1,256,378)	30,372
Inventories:
Owned	796,168	895,154	634,168		―	2,325,490
Not owned	3,537	38,825	37,772		―	80,134
Investments in unconsolidated joint ventures	75	672	56,739		―	57,486
Investments in subsidiaries	742,671	―	―		(742,671)	―
Deferred income taxes, net	432,669	―	―		148	432,817
Other assets	39,805	4,213	2,801		―	46,819
Total Homebuilding Assets	3,185,625	952,966	924,017		(1,998,901)	3,063,707
Financial Services:
Cash and equivalents	―	―	15,509		―	15,509
Restricted cash	―	―	1,795		―	1,795
Mortgage loans held for sale, net	―	―	107,580		―	107,580
Mortgage loans held for investment, net	―	―	11,264		―	11,264
Other assets	―	―	7,250		(2,692)	4,558
Total Financial Services Assets	―	―	143,398		(2,692)	140,706
Total Assets	$3,185,625	$952,966	$1,067,415		$(2,001,593)	$3,204,413

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$9,992	$5,828	$6,246	$	―	$22,066
Accrued liabilities and intercompany payables	171,005	651,873	500,523		(1,115,056)	208,345
Secured project debt and other notes payable	135,331	―	5,192		(135,331)	5,192
Senior notes payable	1,531,829	―	―		―	1,531,829
Total Homebuilding Liabilities	1,848,157	657,701	511,961		(1,250,387)	1,767,432
Financial Services:
Accounts payable and other liabilities	―	―	11,084		(8,535)	2,549
Mortgage credit facilities	―	―	96,964		―	96,964
Total Financial Services Liabilities	―	―	108,048		(8,535)	99,513
Total Liabilities	1,848,157	657,701	620,009		(1,258,922)	1,866,945

Equity:
Total Stockholders' Equity	1,337,468	295,265	447,406		(742,671)	1,337,468
Total Liabilities and Equity	$3,185,625	$952,966	$1,067,415		$(2,001,593)	$3,204,413

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$154,722	$114	$185,072	$	―	$339,908
Restricted cash	―	―	26,900		―	26,900
Trade, intercompany and other receivables	845,549	4,219	19,981		(859,025)	10,724
Inventories:
Owned	759,553	766,188	445,677		―	1,971,418
Not owned	4,495	36,991	29,809		―	71,295
Investments in unconsolidated joint ventures	1,649	622	50,172		―	52,443
Investments in subsidiaries	717,205	―	―		(717,205)	―
Deferred income taxes, net	455,224	―	―		148	455,372
Other assets	37,817	3,267	834		―	41,918
Total Homebuilding Assets	2,976,214	811,401	758,445		(1,576,082)	2,969,978
Financial Services:
Cash and equivalents	―	―	6,647		―	6,647
Restricted cash	―	―	2,420		―	2,420
Mortgage loans held for sale, net	―	―	119,549		―	119,549
Mortgage loans held for investment, net	―	―	9,923		―	9,923
Other assets	―	―	7,249		(2,692)	4,557
Total Financial Services Assets	―	―	145,788		(2,692)	143,096
Total Assets	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$8,038	$10,537	$3,871	$	―	$22,446
Accrued liabilities and intercompany payables	175,054	519,139	343,485		(839,534)	198,144
Secured project debt and other notes payable	6,804	―	4,712		―	11,516
Senior notes payable	1,530,502	―	―		―	1,530,502
Total Homebuilding Liabilities	1,720,398	529,676	352,068		(839,534)	1,762,608
Financial Services:
Accounts payable and other liabilities	―	―	11,026		(8,535)	2,491
Mortgage credit facilities	―	―	105,659		(13,500)	92,159
Total Financial Services Liabilities	―	―	116,685		(22,035)	94,650
Total Liabilities	1,720,398	529,676	468,753		(861,569)	1,857,258

Equity:
Total Stockholders' Equity	1,255,816	281,725	435,480		(717,205)	1,255,816
Total Liabilities and Equity	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(131,237)	$1,671	$(19,638)	$	―	$(149,204)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(305)	(43)	(10,404)		―	(10,752)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	1,569		―	1,569
Net cash paid for acquisitions	(113,793)	―	―		―	(113,793)
Loan to parent	―	―	(135,000)		135,000	―
Other investing activities	(669)	(1,511)	(1,698)		―	(3,878)
Net cash provided by (used in) investing activities	(114,767)	(1,554)	(145,533)		135,000	(126,854)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	2,063		―	2,063
Principal payments on secured project debt and other notes payable	(6,804)	―	(413)		―	(7,217)
Loan from subsidiary	135,000	―	―		(135,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	4,805		―	4,805
(Contributions to) distributions from Corporate and subsidiaries	(3,891)	―	3,891		―	―
Payment of issuance costs in connection with preferred
shareholder equity transactions	(347)	―	―		―	(347)
Proceeds from the exercise of stock options	10,835	―	―		―	10,835
Net cash provided by (used in) financing activities	134,793	―	10,346		(135,000)	10,139

Net increase (decrease) in cash and equivalents	(111,211)	117	(154,825)		―	(265,919)
Cash and equivalents at beginning of period	154,722	114	191,719		―	346,555
Cash and equivalents at end of period	$43,511	$231	$36,894	$	―	$80,636

	Six Months Ended June 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(112,860)	$405	$13,737	$	―	$(98,718)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(1,717)	(105)	(6,459)		―	(8,281)
Distributions of capital from unconsolidated homebuilding joint ventures	1,206	―	589		―	1,795
Other investing activities	(772)	(263)	(370)		―	(1,405)
Net cash provided by (used in) investing activities	(1,283)	(368)	(6,240)		―	(7,891)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	6,237		―	6,237
Principal payments on secured project debt and other notes payable	―	―	(644)		―	(644)
Principal payments on senior subordinated notes payable	(9,990)	―	―		―	(9,990)
Net proceeds from (payments on) mortgage credit facilities	―	―	(2,381)		―	(2,381)
Distributions from (contributions to) Corporate and subsidiaries	73,000	―	(73,000)		―	―
Proceeds from the exercise of stock options	1,747	―	―		―	1,747
Net cash provided by (used in) financing activities	64,757	―	(69,788)		―	(5,031)

Net increase (decrease) in cash and equivalents	(49,386)	37	(62,291)		―	(111,640)
Cash and equivalents at beginning of period	66,757	176	343,589		―	410,522
Cash and equivalents at end of period	$17,371	$213	$281,298	$	―	$298,882

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$434,308	$274,872	$789,434	$495,189
Land sale revenues	4,373	―	6,968	3,385
Total revenues	438,681	274,872	796,402	498,574
Cost of home sales	(331,503)	(218,586)	(612,115)	(394,181)
Cost of land sales	(4,416)	―	(6,999)	(3,366)
Total cost of sales	(335,919)	(218,586)	(619,114)	(397,547)
Gross margin	102,762	56,286	177,288	101,027
Gross margin percentage	23.4%	20.5%	22.3%	20.3%
Selling, general and administrative expenses	(54,598)	(41,952)	(100,892)	(79,644)
Income (loss) from unconsolidated joint ventures	147	(1,146)	1,281	(2,668)
Interest expense	―	(1,617)	―	(4,147)
Other income (expense)	(1,247)	307	2,323	4,591
Homebuilding pretax income	47,064	11,878	80,000	19,159

Financial Services:
Revenues	7,411	5,405	13,088	9,031
Expenses	(3,482)	(2,915)	(6,804)	(5,175)
Other income	151	84	253	147
Financial services pretax income	4,080	2,574	6,537	4,003

Income before taxes	51,144	14,452	86,537	23,162
Provision for income taxes	(8,008)	(189)	(21,577)	(376)
Net income	43,136	14,263	64,960	22,786
Less: Net income allocated to preferred shareholder	(14,293)	(6,130)	(23,991)	(9,807)
Less: Net income allocated to unvested restricted stock	(66)	(15)	(82)	(12)
Net income available to common stockholders	$28,777	$8,118	$40,887	$12,967

Income Per Common Share:
Basic	$0.12	$0.04	$0.18	$0.07
Diluted	$0.11	$0.04	$0.16	$0.06

Weighted Average Common Shares Outstanding:
Basic	243,171,726	195,746,733	228,749,443	195,427,992
Diluted	281,708,696	201,340,622	267,274,060	200,564,039

Weighted average additional common shares outstanding
if preferred shares converted to common shares	120,779,819	147,812,786	134,221,626	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	402,488,515	349,153,408	401,495,686	348,376,825

Net cash provided by (used in) operating activities	$(90,743)	$(56,600)	$(149,204)	$(98,718)
Net cash provided by (used in) investing activities	$(125,253)	$(5,545)	$(126,854)	$(7,891)
Net cash provided by (used in) financing activities	$10,319	$(11,638)	$10,139	$(5,031)
Adjusted Homebuilding EBITDA (1)	$82,376	$41,810	$146,199	$73,578
__________________
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

(1)      continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(90,743)	$(56,600)	$(149,204)	$(98,718)
Add:
Provision for income taxes, net of deferred component	199	189	394	376
Homebuilding interest amortized to cost of sales and interest expense	30,662	26,082	58,547	47,187
Less:
Income from financial services subsidiary	3,929	2,490	6,284	3,856
Depreciation and amortization from financial services subsidiary	28	28	56	44
Loss on disposal of property and equipment	1	3	16	3
Net changes in operating assets and liabilities:
Trade and other receivables	10,732	471	19,648	7,462
Mortgage loans held for sale	(11,818)	4,430	(11,958)	(4,103)
Inventories-owned	156,993	70,986	230,023	115,187
Inventories-not owned	4,770	872	9,710	3,499
Other assets	3,083	1,105	1,254	77
Accounts payable	(1,198)	3,368	380	1,453
Accrued liabilities	(16,346)	(6,572)	(6,239)	5,061
Adjusted Homebuilding EBITDA	$82,376	$41,810	$146,199	$73,578

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Overview

Our 2013 second quarter reflected a continuation of the positive operating performance we achieved during the 2013 first quarter and fiscal 2012, resulting from the continued execution of our strategy and the housing market recovery.  During the 2013 second quarter, new home deliveries, net new orders, home sale revenues and homes in backlog were up 34%, 37%, 58% and 79%, respectively, as compared to the year earlier period.  Net income for the 2013 second quarter was $43.1 million, or $0.11 per diluted share, which included a provision for income taxes of $8.0 million.  Net income for the 2012 second quarter was $14.3 million, or $0.04 per diluted share, which included a provision for income taxes of $0.2 million.  Pretax income for the 2013 second quarter was $51.1 million compared to $14.5 million in the year earlier period.  Our average selling price of homes delivered for the 2013 second quarter was $397 thousand, an 18% increase from the prior year period, our gross margin from home sales was 23.7%, a 320 basis point increase, and our SG&A rate from home sales was 12.6%, a 270 basis point improvement.

During the quarter we were also able to continue to find new land opportunities that met our underwriting criteria.  We spent approximately $299.0 million on land and land development and acquired approximately 2,885 homesites.  Included within our second quarter land spend was the acquisition of 30 current and future communities (five actively selling in Florida) from a homebuilder in the Southeast.  The acquisition strengthened our move-up position in Florida and the Carolinas, giving us control of approximately 3,000 homesites (1,500 owned and 1,500 under contract for future purchase).  Our 2013 second quarter operating results included 122 net new orders (119 resulting from homes under contract at the time of the transaction) and nine new home deliveries.  We remain focused on acquiring and developing strategically located and appropriately priced land and continue to design and build the highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments that we believe will afford us the best opportunity to maximize margin while obtaining an appropriate return on inventory.

    As we move through the second half of 2013, we believe we are well positioned to benefit from our strong land position and the improved housing market.  The low level of single family housing construction over the past several years, combined with the low level of available resale and new home inventory, suggest that demand should continue to outpace supply in most of our markets in the near term.  When this supply constraint is combined with what are generally attractive affordability levels in most of our markets when compared to historical norms, we believe we continue to be well positioned for success, despite the recent uptick in mortgage interest rates.

    Homebuilding

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$229,008	$147,087	$428,198	$262,457
Southwest	93,017	64,115	172,421	120,234
Southeast	116,656	63,670	195,783	115,883
Total homebuilding revenues	$438,681	$274,872	$796,402	$498,574

Homebuilding pretax income:
California	$30,002	$8,955	$52,410	$14,524
Southwest	8,542	2,109	15,053	3,871
Southeast	8,520	814	12,537	764
Total homebuilding pretax income	$47,064	$11,878	$80,000	$19,159

Homebuilding pretax income for the 2013 second quarter was $47.1 million compared to $11.9 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 58% increase in home sale revenues, a 320 basis point improvement in gross margin from home sales and the operating leverage inherent in our business.

Revenues

Home sale revenues increased 58%, from $274.9 million for the 2012 second quarter to $434.3 million for the 2013 second quarter, resulting from a 34% increase in new home deliveries and an 18% increase in our consolidated average home price to $397 thousand.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
New homes delivered:
California	419	316	33%	819	541	51%
Arizona	57	64	(11%)	120	110	9%
Texas	155	137	13%	288	261	10%
Colorado	38	23	65%	81	47	72%
Nevada	―	6	(100%)	―	9	(100%)
Total Southwest	250	230	9%	489	427	15%
Florida	239	134	78%	422	260	62%
Carolinas	187	135	39%	312	229	36%
Total Southeast	426	269	58%	734	489	50%
Total	1,095	815	34%	2,042	1,457	40%

The increase in new home deliveries was driven primarily by a 70% increase in the number of homes in beginning backlog expected to close during the quarter as compared to the year earlier period, partially offset by a decrease in speculative homes sold and closed in the quarter.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$538	$465	16%	$515	$479	8%
Arizona	249	206	21%	249	207	20%
Texas	399	300	33%	375	299	25%
Colorado	441	377	17%	419	377	11%
Nevada	―	194	―	―	192	―
Total Southwest	371	279	33%	352	282	25%
Florida	261	230	13%	260	237	10%
Carolinas	289	244	18%	275	236	17%
Total Southeast	273	237	15%	266	237	12%
Total	$397	$337	18%	$387	$340	14%

Our consolidated average home price for the 2013 second quarter was up 18%, to $397 thousand, compared to the year earlier period.  This reflects general price increases within the majority of our markets and a decrease in the use of sales incentives.

Gross Margin

    Our 2013 second quarter gross margin percentage from home sales increased to 23.7% compared to 20.5% in the 2012 second quarter.  The 320 basis point year over year increase in our gross margin percentage from home sales was primarily attributable to price increases, a mix shift to higher margin communities, and improved margins from speculative homes sold and delivered during the quarter.

SG&A Expenses

Our 2013 second quarter SG&A expenses (including Corporate G&A) were $54.6 million compared to $42.0 million for the prior year period, down 270 basis points as a percentage of home sale revenues to 12.6%, compared to 15.3% for the 2012 second quarter.  The improvement in our SG&A rate was primarily the result of a 58% increase in home sale revenues and the operating leverage inherent in our business.

Other Income (Expense)

    Other income (expense) for the 2013 second quarter was primarily attributable to transaction costs incurred in connection with the acquisition of a group of approximately 30 current and future communities from a homebuilder in the Southeast.  Other income (expense) for the six months ended June 30, 2013 and 2012 also benefitted from property insurance claim settlements received of approximately $3.5 million and $4.1 million, respectively.

Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	% Change	% Absorption Change (1)	2013	2012	% Change	% Absorption Change (1)
Net new orders (2):
California	513	425	21%	39%	995	752	32%	50%
Arizona	78	93	(16%)	(35%)	153	176	(13%)	(13%)
Texas	216	151	43%	(5%)	458	292	57%	5%
Colorado	65	42	55%	16%	127	68	87%	60%
Nevada	―	1	(100%)	―	―	6	(100%)	―
Total Southwest	359	287	25%	(12%)	738	542	36%	3%
Florida	443	208	113%	87%	736	394	87%	72%
Carolinas	201	188	7%	25%	441	354	25%	41%
Total Southeast	644	396	63%	63%	1,177	748	57%	60%
Total	1,516	1,108	37%	31%	2,910	2,042	43%	39%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Average number of selling communities during the period:
California	46	53	(13%)	46	52	(12%)
Arizona	9	7	29%	8	8	―
Texas	30	20	50%	30	20	50%
Colorado	8	6	33%	7	6	17%
Total Southwest	47	33	42%	45	34	32%
Florida	41	36	14%	39	36	8%
Carolinas	30	35	(14%)	31	35	(11%)
Total Southeast	71	71	―	70	71	(1%)
Total	164	157	4%	161	157	3%

Net new orders for the 2013 second quarter increased 37%, to 1,516 homes, from the prior year period on a 4% increase in average active selling communities.  Our monthly sales absorption rate for the 2013 second quarter was 3.1 per community (2.8 per community excluding the impact of the 119 homes under contract in Florida that we purchased in connection with the acquisition described above), up from 2.4 per community for the 2012 second quarter and 2.9 per community for the 2013 first quarter.  Our cancellation rate for the three months ended June 30, 2013 was 11%, compared to 11% for the 2012 second quarter and 10% for the 2013 first quarter.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog for the 2013 and 2012 second quarter was 5% and 7%, respectively.

	At June 30,
	2013		2012		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	616	$366,617	385	$191,654	60%	91%
Arizona	110	36,330	123	25,648	(11%)	42%
Texas	374	156,036	180	62,773	108%	149%
Colorado	121	57,425	54	21,317	124%	169%
Total Southwest	605	249,791	357	109,738	69%	128%
Florida	680	220,621	296	76,986	130%	187%
Carolinas	371	110,555	228	61,316	63%	80%
Total Southeast	1,051	331,176	524	138,302	101%	139%
Total	2,272	$947,584	1,266	$439,694	79%	116%

The dollar value of our backlog as of June 30, 2013 increased 116% from the year earlier period to $947.6 million, or 2,272 homes.  Our consolidated average home price in backlog of $417 thousand as of June 30, 2013 increased 20% compared to June 30, 2012, reflecting the continued execution of our strategy to focus on the move-up buyer, the shift to more to-be-built homes that have a longer construction cycle, and pricing opportunities in select markets.  The estimated gross margin of our homes in backlog was 25.2% at the end of the quarter as compared to 20.7% at the end of the 2012 second quarter.

	At June 30,
	2013	2012	% Change
Homesites owned and controlled:
California	10,150	8,926	14%
Arizona	1,975	1,820	9%
Texas	5,220	4,038	29%
Colorado	1,268	690	84%
Nevada	1,124	1,124	―
Total Southwest	9,587	7,672	25%
Florida	10,481	6,937	51%
Carolinas	4,908	4,222	16%
Total Southeast	15,389	11,159	38%
Total (including joint ventures)	35,126	27,757	27%

Homesites owned	27,497	21,369	29%
Homesites optioned or subject to contract	7,039	5,176	36%
Joint venture homesites (1)	590	1,212	(51%)
Total (including joint ventures)	35,126	27,757	27%

Homesites owned:
Raw lots	7,300	3,570	104%
Homesites under development	8,027	6,582	22%
Finished homesites	5,865	5,464	7%
Under construction or completed homes	2,908	2,089	39%
Held for sale	3,397	3,664	(7%)
Total	27,497	21,369	29%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of June 30, 2013 increased 27% from the year earlier period and 14% from the 30,767 homesites owned and controlled as of December 31, 2012.  We purchased $236.0 million of land (2,885 homesites) during the 2013 second quarter, of which 36% (based on homesites) was located in Florida, 31% in the Carolinas and 16% in California, with the balance spread throughout our other markets.  As of June 30, 2013, we owned or controlled 35,126 homesites, of which 22,182 are owned and actively selling or under development, 7,629 are controlled or under option, and the remaining 5,315 homesites are held for future development or for sale.  The homesites owned that are actively selling or under development represent a 5.7 year supply based on the Company’s deliveries for the trailing twelve months ended June 30, 2013.

	At June 30,
	2013	2012	% Change
Homes under construction and spec homes:
Homes under construction (excluding specs)	1,498	761	97%
Spec homes under construction	779	556	40%
Total homes under construction	2,277	1,317	73%

Completed and unsold homes (excluding models)	139	239	(42%)

Homes under construction (excluding specs) as of June 30, 2013 increased 97% compared to June 30, 2012, primarily the result of the 79% increase in homes in backlog.  We have strategically increased our spec homes under construction by 40% compared to the prior year.  Despite the increase in spec homes under construction over the past several quarters, the increased housing demand and desirability of our homes and communities has resulted in a 42% decrease in our completed and unsold homes as prospective home buyers continue to purchase our homes early in the construction cycle and typically before the homes started as spec homes reach completion.

Financial Services

In the 2013 second quarter our financial services subsidiary reported pretax income of approximately $3.9 million compared to $2.5 million in the year earlier period.  The improvement was driven primarily by a 66% increase in the dollar volume of loans originated and sold, a $0.9 million decrease in loan loss reserve expense (net of recoveries) related to indemnification and repurchase reserves, and a $0.1 million decrease in loan loss expense related to allowances for loans held for investment.  These changes were partially offset by an increase in personnel expenses as a result of higher production levels in the 2013 second quarter.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total Originations:
Loans	770	565	1,439	1,004
Principal	$ 242,553	$ 153,652	$ 442,993	$ 265,476
Capture Rate	82%	81%	82%	80%

Loans Sold to Third Parties:
Loans	806	549	1,475	1,024
Principal	$ 252,143	$ 145,198	$ 450,352	$ 269,126

Mortgage Loan Origination Product Mix:
FHA loans	18%	24%	19%	25%
Other government loans (VA & USDA)	13%	22%	15%	21%
Total government loans	31%	46%	34%	46%
Conforming loans	67%	54%	64%	54%
Jumbo loans	2%	0%	2%	0%
	100%	100%	100%	100%
Loan Type:
Fixed	98%	97%	98%	97%
ARM	2%	3%	2%	3%
Credit Quality:
Avg. FICO score	747	740	744	743
Other Data:
Avg. combined LTV ratio	85%	88%	85%	87%
Full documentation loans	100%	100%	100%	100%

Income Taxes

The provision for income taxes for the 2013 second quarter included an income tax provision of $20.2 million related to the pretax income for the period, partially offset by an income tax benefit of $12.2 million related to the reversal of our deferred tax asset valuation allowance attributable to Internal Revenue Code Section 382 limitations that expired on June 27, 2013.  As of June 30, 2013, we had a $443.3 million deferred tax asset which was offset by a valuation allowance of $10.5 million relating to state net operating loss carryforwards that are limited by shorter carryforward periods.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisition • construction and development • operating expenses	• principal and interest payments on debt • cash collateralization

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes	• joint venture financings • assessment district bond financings • letters of credit and surety bonds

• public and private sales of our equity • public and private note offerings	• mortgage credit facilities • tax refunds

As of June 30, 2013, we had liquidity of approximately $383 million (including $65 million of unrestricted homebuilding cash and approximately $318 million available under our unsecured revolving credit facility).  As of December 31, 2012 and June 30, 2012, we had $339.9 million and $292.1 million, respectively of unrestricted homebuilding cash.

For the six months ended June 30, 2013, we used $149.2 million of cash in operating activities versus $98.7 million in the year earlier period.  The increase in cash used in operating activities for the 2013 second quarter as compared to the prior year was driven primarily by a $54.1 million increase in cash land purchase and development costs and a 73% increase in total homes under construction at period end, partially offset by a 60% increase in homebuilding revenues.  Cash flows used in investing activities for the 2013 second quarter included the acquisition of approximately 30 current and future communities from a homebuilder in the Southeast.

Revolving Credit Facility. As of June 30, 2013, we were party to a $350 million unsecured revolving credit facility (the “Revolving Facility”), of which $320 million matures in October 2015 and $30 million matures in February 2014.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased up to $550 million (subject to the availability of additional bank commitments and certain other conditions).  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at June 30, 2013	Covenant Requirements at June 30, 2013
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,337.5	≥	$808.7
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.12	≤	2.50
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.30	≤	1.00
Interest Coverage Ratio (4):
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.22	≥	1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$208.0	≤	$548.1
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$317.5
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.25 for the period ending March 31, 2014 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
As of June 30, 2013, we were in compliance with the interest coverage ratio covenant.  However, if we fail to meet the required interest coverage ratio, it is not an event of default but rather upon such occurrence, the amount we can borrow under the Revolving Facility is limited by a mandatory prepayment requirement that limits our permitted borrowings to $100 million plus 90% of the book value of our completed model home inventory.  As of June 30, 2013, if we had not been in compliance with the interest coverage covenant, our permitted borrowings would have been limited to $202.9 million using this formula.

(5)	This covenant requirement increases to 1.25 beginning with the quarter ending March 31, 2014. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of June 30, 2013 our borrowing base availability was $317.5 million.

Letter of Credit Facilities.  As of June 30, 2013, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  In addition, as of such date, we also had a $30 million uncommitted letter of credit facility, of which $17.8 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from September 2013 to November 2013.  As of June 30, 2013 these facilities were secured by cash collateral deposits of $25.3 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of June 30, 2013, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

June 30, 2013
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

    As of June 30, 2013, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied the maximum leverage condition.

Covenant Requirements	Actual at June 30, 2013	Covenant Requirements at June 30, 2013

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.25	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	1.98	≥ 2.00

    Our 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”) are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their Convertible Notes at any time into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  On or after August 5, 2017, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements”, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2013, one joint venture had $16.4 million of seller non-recourse debt outstanding and one joint venture had $30.0 million of bank debt outstanding which was non-recourse to us.

    Secured Project Debt and Other Notes Payable.  At June 30, 2013, we had $5.2 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At June 30, 2013, we had $97.0 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $25 million repurchase facility with another lender, maturing in September 2013.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.8 million as of June 30, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At June 30, 2013, we had approximately $397.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $238.6 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the six months ended June 30, 2013.

    Leverage.  Our homebuilding debt to total book capitalization as of June 30, 2013 was 53.5% and our adjusted net homebuilding debt to adjusted total book capitalization was 52.0%.  We believe that the adjusted ratio, which reflects the offset of homebuilding cash against debt, is useful to investors as an additional measure of our ability to service debt.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit or delivery of a letter of credit, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.

Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate even if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At June 30, 2013, we had no option contracts outstanding with third party financial entities.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2013, we had non-refundable cash deposits outstanding of approximately $24.7 million and capitalized pre-acquisition and other development and construction costs of approximately $2.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $278.9 million.  Approximately $28.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2013, we held membership interests in 20 homebuilding and land development joint ventures, of which eight were active and 12 were inactive or winding down.  As of such date, two joint ventures had $46.4 million of project specific debt outstanding that is non-recourse to us, of which $16.4 million is scheduled to mature in December 2013 and $30.0 million is scheduled to mature in June 2014.  As of June 30, 2013, we had $2.7 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2013.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of June 30, 2013, Standard Pacific Mortgage had approximately $107.5 million in closed mortgage loans held for sale and $119.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	estimated gross margin of homes in backlog;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and the expected benefits relating thereto;
•	the sufficiency of our warranty and other reserves;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	litigation outcomes and related costs;
•	changes to our unrecognized tax benefits and uncertain tax positions and the timing of our recognition of these benefits;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	our ability to utilize our deferred tax asset;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

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

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STANDARD PACIFIC CORP.
                  (Registrant)

Dated: July 26, 2013	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: July 26, 2013	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)