Form 10-Q
period 2013-11-01
STANDARD PACIFIC CORP /DE/
filed 2013-11-01
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Registrant's shares of common stock outstanding at October 31, 2013: 277,142,337

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$511,059	$317,389	$1,300,493	$812,578
Land sale revenues	697	1,152	7,665	4,537
Total revenues	511,756	318,541	1,308,158	817,115
Cost of home sales	(381,694)	(253,344)	(993,809)	(647,525)
Cost of land sales	(672)	(1,092)	(7,671)	(4,458)
Total cost of sales	(382,366)	(254,436)	(1,001,480)	(651,983)
Gross margin	129,390	64,105	306,678	165,132
Selling, general and administrative expenses	(61,939)	(43,121)	(162,831)	(122,765)
Income (loss) from unconsolidated joint ventures	(32)	(39)	1,249	(2,707)
Interest expense	―	(1,669)	―	(5,816)
Other income (expense)	301	117	2,624	4,708
Homebuilding pretax income	67,720	19,393	147,720	38,552
Financial Services:
Revenues	5,839	5,218	18,927	14,249
Expenses	(3,590)	(2,777)	(10,394)	(7,952)
Other income	167	70	420	217
Financial services pretax income	2,416	2,511	8,953	6,514

Income before taxes	70,136	21,904	156,673	45,066
Provision for income taxes	(11,201)	(194)	(32,778)	(570)
Net income	58,935	21,710	123,895	44,496
Less: Net income allocated to preferred shareholder	(14,166)	(9,100)	(40,353)	(18,980)
Less: Net income allocated to unvested restricted stock	(90)	(22)	(169)	(31)
Net income available to common stockholders	$44,679	$12,588	$83,373	$25,485

Income Per Common Share:
Basic	$0.16	$0.06	$0.34	$0.13
Diluted	$0.15	$0.05	$0.31	$0.12

Weighted Average Common Shares Outstanding:
Basic	276,966,995	204,485,294	244,998,581	198,469,130
Diluted	314,897,098	235,273,648	283,189,878	210,441,932

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	147,812,786	118,582,017	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	402,709,884	383,086,434	401,771,895	358,254,718

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
	(Unaudited)

Net income	$58,935	$21,710	$123,895	$44,496
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	―	1,614	2,228	4,806
Total comprehensive income	$58,935	$23,324	$126,123	$49,302

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$345,999	$339,908
Restricted cash	27,524	26,900
Trade and other receivables	19,186	10,724
Inventories:
Owned	2,410,649	1,971,418
Not owned	103,734	71,295
Investments in unconsolidated joint ventures	58,330	52,443
Deferred income taxes, net of valuation allowance of $10,510 and $22,696 at
September 30, 2013 and December 31, 2012, respectively	405,912	455,372
Other assets	48,812	41,918
Total Homebuilding Assets	3,420,146	2,969,978
Financial Services:
Cash and equivalents	17,129	6,647
Restricted cash	1,795	2,420
Mortgage loans held for sale, net	75,211	119,549
Mortgage loans held for investment, net	10,989	9,923
Other assets	4,926	4,557
Total Financial Services Assets	110,050	143,096
Total Assets	$3,530,196	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$29,301	$22,446
Accrued liabilities	196,478	198,144
Secured project debt and other notes payable	5,105	11,516
Senior notes payable	1,832,517	1,530,502
Total Homebuilding Liabilities	2,063,401	1,762,608
Financial Services:
Accounts payable and other liabilities	2,589	2,491
Mortgage credit facilities	64,180	92,159
Total Financial Services Liabilities	66,769	94,650
Total Liabilities	2,130,170	1,857,258

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 and 450,829 shares
issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 277,064,975 and 213,245,488 shares issued and outstanding at September 30, 2013 and
December 31, 2012, respectively	2,770	2,132
Additional paid-in capital	1,350,706	1,333,255
Accumulated earnings (deficit)	46,547	(77,348)
Accumulated other comprehensive loss, net of tax	―	(2,228)
Total Equity	1,400,026	1,255,816
Total Liabilities and Equity	$3,530,196	$3,113,074

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$123,895	$44,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(1,249)	2,707
Cash distributions of income from unconsolidated joint ventures	3,375	1,285
Depreciation and amortization	2,450	1,831
Loss on disposal of property and equipment	16	15
Amortization of stock-based compensation	6,656	4,518
Deferred income taxes	48,489	―
Deposit write-offs	―	133
Changes in cash and equivalents due to:
Trade and other receivables	(8,462)	(12,143)
Mortgage loans held for sale	44,179	(14,016)
Inventories - owned	(314,375)	(185,832)
Inventories - not owned	(31,700)	(10,690)
Other assets	401	922
Accounts payable	6,855	(1,371)
Accrued liabilities	(6,926)	(2,991)
Net cash provided by (used in) operating activities	(126,396)	(171,136)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(12,942)	(53,078)
Distributions of capital from unconsolidated homebuilding joint ventures	2,319	11,940
Net cash paid for acquisitions	(113,793)	(60,752)
Other investing activities	(4,734)	(1,705)
Net cash provided by (used in) investing activities	(129,150)	(103,595)

Cash Flows From Financing Activities:
Change in restricted cash	1	5,034
Principal payments on secured project debt and other notes payable	(7,289)	(782)
Principal payments on senior subordinated notes payable	―	(9,990)
Proceeds from the issuance of senior notes payable	300,000	253,000
Payment of debt issuance costs	(4,045)	(8,081)
Net proceeds from (payments on) mortgage credit facilities	(27,979)	24,227
Proceeds from the issuance of common stock	―	75,849
Payment of common stock issuance costs	―	(3,913)
Payment of issuance costs in connection with preferred shareholder equity transactions	(350)	―
Proceeds from the exercise of stock options	11,781	8,321
Net cash provided by (used in) financing activities	272,119	343,665

Net increase (decrease) in cash and equivalents	16,573	68,934
Cash and equivalents at beginning of period	346,555	410,522
Cash and equivalents at end of period	$363,128	$479,456

Cash and equivalents at end of period	$363,128	$479,456
Homebuilding restricted cash at end of period	27,524	25,713
Financial services restricted cash at end of period	1,795	1,920
Cash and equivalents and restricted cash at end of period	$392,447	$507,089

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1.       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2013 and the results of operations and cash flows for the periods presented.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$273,711	$183,177	$701,909	$445,634
Southwest	97,736	61,638	270,157	181,872
Southeast	140,309	73,726	336,092	189,609
Total homebuilding revenues	$511,756	$318,541	$1,308,158	$817,115

Homebuilding pretax income:
California	$47,888	$12,513	$100,298	$27,037
Southwest	10,159	4,080	25,212	7,951
Southeast	9,673	2,800	22,210	3,564
Total homebuilding pretax income	$67,720	$19,393	$147,720	$38,552

Segment financial information relating to the Company’s homebuilding assets was as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Homebuilding assets:
California	$1,269,215	$1,192,249
Southwest	620,699	496,902
Southeast	724,689	438,122
Corporate	805,543	842,705
Total homebuilding assets	$3,420,146	$2,969,978

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

The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$58,935	$21,710	$123,895	$44,496
Less: Net income allocated to preferred shareholder	(14,166)	(9,100)	(40,353)	(18,980)
Less: Net income allocated to unvested restricted stock	(90)	(22)	(169)	(31)
Net income available to common stockholders for basic
earnings per common share	44,679	12,588	83,373	25,485
Effect of dilutive securities:
Net income allocated to preferred shareholder	14,166	9,100	40,353	18,980
Interest on 1¼% convertible senior notes due 2032,
included in cost of sales	41	55	490	55
Interest on 6% convertible senior subordinated notes due 2012	―	217	―	―
Net income available to common and preferred stock for diluted
earnings per share	$58,886	$21,960	$124,216	$44,520

Denominator:
Weighted average basic common shares outstanding	276,966,995	204,485,294	244,998,581	198,469,130
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	87,812,786	147,812,786	118,582,017	147,812,786
Total weighted average common shares outstanding if preferred shares
converted to common shares	364,779,781	352,298,080	363,580,598	346,281,916
Effect of dilutive securities:
Stock options	6,617,253	7,333,726	6,878,447	5,687,376
1¼% convertible senior notes due 2032	31,312,850	18,719,639	31,312,850	6,285,426
6% convertible senior subordinated notes due 2012	―	4,734,989	―	―
Weighted average diluted shares outstanding	402,709,884	383,086,434	401,771,895	358,254,718

Income per share:
Basic	$0.16	$0.06	$0.34	$0.13
Diluted	$0.15	$0.05	$0.31	$0.12

5.       Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

During the nine months ended September 30, 2013, we granted 6.2 million capped stock appreciation rights and 0.2 million performance share awards, and issued 0.3 million shares of restricted common stock to our officers and key employees.  Additionally, during the nine months ended September 30, 2013, we issued 36,224 shares of common stock to our independent directors (excluding directors appointed by MP CA Homes LLC (“MatlinPatterson”) who did not receive any stock awards).

    Total compensation expense recognized related to stock-based compensation was $2.7 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, we recognized stock-based compensation expense of $6.7 million and $4.5 million, respectively.  As of September 30, 2013, total unrecognized stock-based compensation expense was $17.3 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.1 years.

6.       Restricted Cash

At September 30, 2013, restricted cash included $29.3 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($27.5 million of homebuilding restricted cash and $1.8 million of financial services restricted cash).

7.       Inventories

   a.  Inventories Owned

Inventories owned consisted of the following at:

	September 30, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$785,752	$387,392	$462,867	$1,636,011
Homes completed and under construction	285,306	167,066	194,899	647,271
Model homes	80,808	26,822	19,737	127,367
Total inventories owned	$1,151,866	$581,280	$677,503	$2,410,649

	December 31, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$778,419	$352,705	$313,037	$1,444,161
Homes completed and under construction	240,236	93,265	93,695	427,196
Model homes	67,504	15,231	17,326	100,061
Total inventories owned	$1,086,159	$461,201	$424,058	$1,971,418

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the nine months ended September 30, 2013 and 2012, the total number of projects included in inventories-owned and reviewed for impairment were 324 and 281, respectively.  Based on the impairment review, we did not record any inventory impairments during the three and nine months ended September 30, 2013 and 2012.

During the second quarter of 2013, we acquired control of approximately 30 current and future communities from a homebuilder in the Southeast, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  As a result of this transaction, we recorded approximately $108.6 million of inventories owned, $8.1 million of inventories not owned, $2.2 million of intangible assets, $4.2 million of other accrued liabilities and $0.9 million of secured project debt.  As of September 30, 2013, these amounts are subject to change as we have not yet finalized the purchase price allocation of the real estate assets acquired in this transaction.  In addition, we incurred approximately $1.2 million of transaction costs, which is included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

    b. Inventories Not Owned

Inventories not owned consisted of the following at:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)

Land purchase and lot option deposits	$34,581	$23,803
Other lot option contracts, net of deposits	69,153	47,492
Total inventories not owned	$103,734	$71,295

 Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  As of September 30, 2013 and 2012, we were not required to consolidate any VIEs related to land option or purchase contracts.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  Other lot option contracts noted in the table above includes specific performance obligations where the land option contract contains a binding obligation requiring us to complete the lot purchases and amounts allocated in connection with the business combination noted above.

8.       Capitalization of Interest

    We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the three and nine months ended September 30, 2013, our qualified assets exceeded our debt, and as of September 30, 2013, the amount of our qualified assets in excess of our debt was $276.7 million.  As a result, all of our interest incurred during the three and nine months ended September 30, 2013 was capitalized in accordance with ASC 835.  During the nine months ended September 30, 2012, we expensed $5.8 million of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
	(Dollars in thousands)

Total interest incurred (1)		$34,766	$36,112		$103,319	$106,732
Less: Interest capitalized to inventories owned		(34,118)	(32,604)		(101,101)	(95,472)
Less: Interest capitalized to investments in unconsolidated joint ventures		(648)	(1,839)		(2,218)	(5,444)
Interest expense	$	―	$1,669	$	―	$5,816

Interest previously capitalized to inventories owned, included in cost of home sales		$30,303	$27,071		$88,336	$70,092
Interest previously capitalized to inventories owned, included in cost of land sales		$19	$7		$533	$26
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$117	$208		$409	$643
Interest capitalized in ending inventories owned (2)		$236,334	$221,377		$236,334	$221,377
Interest capitalized as a percentage of inventories owned		9.8%	12.1%		9.8%	12.1%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$6,030	$6,415		$6,030	$6,415
Interest capitalized as a percentage of investments in unconsolidated joint ventures		10.3%	12.2%		10.3%	12.2%
__________________
(1)
For the three and nine months ended September 30, 2013, interest incurred included the noncash amortization of $0 and $3.6 million, respectively, of interest related to interest rate swap agreements that were terminated in the 2010 fourth quarter (please see Note 15 “Derivative Instruments and Hedging Activities”).  For the three and nine months ended September 30, 2012, interest incurred included the noncash amortization of $2.6 million and $7.8 million, respectively, of interest related to the terminated interest rate swap agreements.

(2)
During the three and nine months ended September 30, 2013, in connection with lot purchases from our joint ventures, $0.6 million and $2.7 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.  During the three and nine months ended September 30, 2012, in connection with lot purchases from our joint ventures, $7.5 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

9.       Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Revenues	$3,533	$9,416	$24,040	$16,720
Cost of sales and expenses	(3,576)	(8,218)	(21,793)	(15,799)
Income (loss) of unconsolidated joint ventures	$(43)	$1,198	$2,247	$921
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(32)	$(39)	$1,249	$(2,707)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of these unconsolidated land development and homebuilding joint ventures.  For the three and nine months ended September 30, 2013 and 2012, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the nine months ended September 30, 2013 and 2012, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the nine months ended September 30, 2013 and 2012.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash	$13,020	$15,627
Inventories	214,537	129,477
Other assets	14,179	10,783
Total assets	$241,736	$155,887

Liabilities and Equity:
Accounts payable and accrued liabilities	$5,227	$5,796
Debt	46,410	―
Standard Pacific equity	57,509	51,173
Other members' equity	132,590	98,918
Total liabilities and equity	$241,736	$155,887

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$58,330	$52,443

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of September 30, 2013 and December 31, 2012, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $6.0 million and $6.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2013 and December 31, 2012, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of September 30, 2013, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)

Warranty accrual, beginning of the period	$15,514	$17,572
Warranty costs accrued during the period	1,789	1,034
Warranty costs paid during the period	(2,844)	(2,677)
Warranty accrual, end of the period	$14,459	$15,929

11.     Revolving Credit Facility and Letter of Credit Facilities

As of September 30, 2013, we were party to a $350 million unsecured revolving credit facility (the “Revolving Facility”), of which $320 million matures in October 2015 and $30 million matures in February 2014.  During the 2013 third quarter, we amended the Revolving Facility to, among other things, eliminate the borrowing base and modify the mandatory repayment requirement.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased up to $550 million (subject to the availability of additional bank commitments and certain other conditions).  On October 24, 2013, we exercised the accordion feature and increased the aggregate commitment to $470 million.  As of September 30, 2013, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of September 30, 2013 we satisfied the conditions that would allow us to borrow up to $350 million under the facility and had no amounts outstanding.

As of September 30, 2013, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2013 to November 2013.  In addition, as of such date, we also had $19.7 million outstanding under an uncommitted letter of credit facility.  As of September 30, 2013 these facilities were secured by cash collateral deposits of $27.2 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

In October 2013, we entered into a new $15 million committed letter of credit facility, which requires cash collateralization and matures in October 2016.

12.     Secured Project Debt and Other Notes Payable

    Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At September 30, 2013, we had approximately $5.1 million outstanding in secured project debt and other notes payable.

13.     Senior Notes Payable

Senior notes payable consisted of the following at:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	268,195	265,823
8⅜% Senior Notes due May 2018, net of premium	579,277	579,832
8⅜% Senior Notes due January 2021, net of discount	397,285	397,087
6¼% Senior Notes due December 2021	300,000	―
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$1,832,517	$1,530,502

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.  These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation.  As of September 30, 2013, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

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

    During the 2013 third quarter, the Company issued $300 million in aggregate principal amount of 6¼% Senior Notes due 2021, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

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

During the second quarter of 2013, MatlinPatterson converted 183,000 shares of Series B Preferred Stock into 60,000,000 shares of our common stock in accordance with the original terms of the Series B Preferred Stock Agreement and sold 23,000,000 shares of our common stock in a secondary public offering.  We did not sell any shares and did not receive any proceeds from these transactions.  At September 30, 2013, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  As of September 30, 2013, the outstanding shares of Series B Preferred Stock on an as converted basis plus the 126.4 million shares of common stock owned by MatlinPatterson represented approximately 59% of the total number of shares of our common stock outstanding on an if-converted basis.

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

For the nine months ended September 30, 2013 and 2012, we recorded after-tax other comprehensive income of $2.2 million and $4.8 million, respectively, related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, and has been completely amortized as of September 30, 2013.

16.     Mortgage Credit Facilities

At September 30, 2013, we had $64.2 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.8 million as of September 30, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

    Mortgage loans held for sale have been measured at fair value in accordance with ASC 820 for the three months ended September 30, 2013:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	As of	Identical Assets	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Mortgage loans held for sale	$77,117	$ ―	$77,117	$ ―

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		September 30, 2013		December 31, 2012
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)
Financial services assets:
Mortgage loans held for investment, net	Level 2	$10,989	$10,989	$9,923	$9,923
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,832,517	$2,083,279	$1,530,502	$1,803,202

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

18.     Commitments and Contingencies

    a.  Land Purchase and Option Agreements

    We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require us to provide a cash deposit or deliver a letter of credit in favor of the seller, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the near-term use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate even if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At September 30, 2013, we had no option contracts outstanding with third party financial entities.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2013, we had non-refundable cash deposits outstanding of approximately $28.0 million and capitalized preacquisition and other development and construction costs of approximately $4.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $344.8 million.  Approximately $28.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

   b.  Land Development and Homebuilding Joint Ventures

    Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of September 30, 2013, we held membership interests in 20 homebuilding and land development joint ventures, of which eight were active and 12 were inactive or winding down.  As of such date, two joint ventures had project specific debt outstanding totaling $46.4 million that is non-recourse to us, of which $16.4 million is scheduled to mature in December 2013 and $30.0 million is scheduled to mature in June 2014.  In addition, as of September 30, 2013, our joint ventures had $2.7 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

    c.  Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At September 30, 2013, we had approximately $419.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $256.4 million remaining in cost to complete.

    d. Mortgage Loans and Commitments

    We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $89.7 million at September 30, 2013 and carried a weighted average interest rate of approximately 4.4%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of September 30, 2013, Standard Pacific Mortgage had approximately $75.7 million in closed mortgage loans held for sale and $91.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of September 30, 2013, we had incurred an aggregate of $10.4 million in losses related to loan repurchases and make-whole payments we had been required to make on the $7.9 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the third quarter of 2013.  During the nine months ended September 30, 2013 and 2012, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0 and $0.8 million, respectively.  As of September 30, 2013, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the nine months ended September 30, 2013 and 2012, Standard Pacific Mortgage made make-whole payments totaling approximately $0.8 million related to nine loans and $0.8 million related to six loans, respectively.

   e.  Insurance and Litigation Accruals

    Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of September 30, 2013 and December 31, 2012 were $61.3 million and $57.2 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

 As of September 30, 2013, we had a $416.4 million deferred tax asset which was partially offset by a valuation allowance of $10.5 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.   In addition, as of such date, we had gross federal and state net operating loss carryforwards of approximately $537 million and $1,066 million, respectively, which if unused, will begin to expire in 2029 and 2014, respectively.  The remaining deferred tax asset represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.  Our 2013 third quarter provision for income taxes included income tax expense of $27.3 million related to our $70.1 million of pretax income, partially offset by a $16.1 million benefit resulting from the reversal of our liability for unrecognized tax benefits due to the expiration of the applicable statute of limitations.  The provision for income taxes for the nine months ended September 30, 2013 included income tax expense of $60.7 million related to the $156.7 million of pretax income, partially offset by an aggregate benefit of $28.3 million during the period,  $12.2 million  related to the reversal of our deferred tax asset valuation allowance attributable to the expiration of Internal Revenue Code Section 382 (“Section 382”) limitations and $16.1 million related to the reversal of our liability for unrecognized tax benefits due to the expiration of the applicable statute of limitations.  As of September 30, 2013, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2012.

20.     Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

 The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$95,130		$92,910
Income taxes	$501		$178

Supplemental Disclosures of Noncash Activities:
Liabilities assumed in connection with acquisition	$4,983	$	―

21.     Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$228,520	$212,707	$70,529	$	―	$511,756
Cost of sales	(165,466)	(162,589)	(54,311)		―	(382,366)
Gross margin	63,054	50,118	16,218		―	129,390
Selling, general and administrative expenses	(25,799)	(29,095)	(7,045)		―	(61,939)
Income (loss) from unconsolidated joint ventures	165	(111)	(86)		―	(32)
Equity income (loss) of subsidiaries	22,421	―	―		(22,421)	―
Interest income (expense), net	3,827	(2,732)	(1,095)		―	―
Other income (expense)	(495)	144	652		―	301
Homebuilding pretax income (loss)	63,173	18,324	8,644		(22,421)	67,720
Financial Services:
Financial services pretax income	―	―	2,416		―	2,416
Income (loss) before income taxes	63,173	18,324	11,060		(22,421)	70,136
Provision for income taxes	(4,238)	(5,913)	(1,050)		―	(11,201)
Net income (loss)	$58,935	$12,411	$10,010		$(22,421)	$58,935

	Three Months Ended September 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$148,216	$141,155	$29,170	$	―	$318,541
Cost of sales	(119,019)	(111,353)	(24,064)		―	(254,436)
Gross margin	29,197	29,802	5,106		―	64,105
Selling, general and administrative expenses	(20,157)	(19,968)	(2,996)		―	(43,121)
Income (loss) from unconsolidated joint ventures	310	(38)	(311)		―	(39)
Equity income (loss) of subsidiaries	4,285	―	―		(4,285)	―
Interest income (expense), net	4,209	(4,215)	(1,663)		―	(1,669)
Other income (expense)	808	22	(713)		―	117
Homebuilding pretax income (loss)	18,652	5,603	(577)		(4,285)	19,393
Financial Services:
Financial services pretax income	―	―	2,511		―	2,511
Income (loss) before income taxes	18,652	5,603	1,934		(4,285)	21,904
(Provision) benefit for income taxes	3,058	(2,343)	(909)		―	(194)
Net income (loss)	$21,710	$3,260	$1,025		$(4,285)	$21,710

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$599,452	$556,691	$152,015	$	―	$1,308,158
Cost of sales	(450,521)	(429,729)	(121,230)		―	(1,001,480)
Gross margin	148,931	126,962	30,785		―	306,678
Selling, general and administrative expenses	(69,750)	(77,771)	(15,310)		―	(162,831)
Income (loss) from unconsolidated joint ventures	1,660	(235)	(176)		―	1,249
Equity income (loss) of subsidiaries	43,692	―	―		(43,692)	―
Interest income (expense), net	13,112	(9,423)	(3,689)		―	―
Other income (expense)	1,503	(13)	1,134		―	2,624
Homebuilding pretax income (loss)	139,148	39,520	12,744		(43,692)	147,720
Financial Services:
Financial services pretax income	―	―	8,953		―	8,953
Income (loss) before income taxes	139,148	39,520	21,697		(43,692)	156,673
Provision for income taxes	(15,253)	(13,873)	(3,652)		―	(32,778)
Net income (loss)	$123,895	$25,647	$18,045		$(43,692)	$123,895

	Nine Months Ended September 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$335,887	$407,520	$73,708	$	―	$817,115
Cost of sales	(265,519)	(325,276)	(61,188)		―	(651,983)
Gross margin	70,368	82,244	12,520		―	165,132
Selling, general and administrative expenses	(56,524)	(58,490)	(7,751)		―	(122,765)
Loss from unconsolidated joint ventures	(648)	(157)	(1,902)		―	(2,707)
Equity income (loss) of subsidiaries	8,923	―	―		(8,923)	―
Interest income (expense), net	11,948	(12,799)	(4,965)		―	(5,816)
Other income (expense)	4,616	322	(230)		―	4,708
Homebuilding pretax income (loss)	38,683	11,120	(2,328)		(8,923)	38,552
Financial Services:
Financial services pretax income	―	―	6,514		―	6,514
Income (loss) before income taxes	38,683	11,120	4,186		(8,923)	45,066
(Provision) benefit for income taxes	5,813	(4,325)	(2,058)		―	(570)
Net income (loss)	$44,496	$6,795	$2,128		$(8,923)	$44,496

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$202,270	$365	$143,364	$	―	$345,999
Restricted cash	―	―	27,524		―	27,524
Trade, intercompany and other receivables	1,227,039	6,641	9,698		(1,224,192)	19,186
Inventories:
Owned	752,675	971,366	686,608		―	2,410,649
Not owned	6,488	40,810	56,436		―	103,734
Investments in unconsolidated joint ventures	328	467	57,535		―	58,330
Investments in subsidiaries	768,092	―	―		(768,092)	―
Deferred income taxes, net	409,009	―	―		(3,097)	405,912
Other assets	41,570	4,763	2,479		―	48,812
Total Homebuilding Assets	3,407,471	1,024,412	983,644		(1,995,381)	3,420,146
Financial Services:
Cash and equivalents	―	―	17,129		―	17,129
Restricted cash	―	―	1,795		―	1,795
Mortgage loans held for sale, net	―	―	75,211		―	75,211
Mortgage loans held for investment, net	―	―	10,989		―	10,989
Other assets	―	―	6,876		(1,950)	4,926
Total Financial Services Assets	―	―	112,000		(1,950)	110,050
Total Assets	$3,407,471	$1,024,412	$1,095,644		$(1,997,331)	$3,530,196

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$13,048	$9,997	$6,256	$	―	$29,301
Accrued liabilities and intercompany payables	161,880	706,739	546,061		(1,218,202)	196,478
Secured project debt and other notes payable	―	―	5,105		―	5,105
Senior notes payable	1,832,517	―	―		―	1,832,517
Total Homebuilding Liabilities	2,007,445	716,736	557,422		(1,218,202)	2,063,401
Financial Services:
Accounts payable and other liabilities	―	―	13,626		(11,037)	2,589
Mortgage credit facilities	―	―	64,180		―	64,180
Total Financial Services Liabilities	―	―	77,806		(11,037)	66,769
Total Liabilities	2,007,445	716,736	635,228		(1,229,239)	2,130,170

Equity:
Total Stockholders' Equity	1,400,026	307,676	460,416		(768,092)	1,400,026
Total Liabilities and Equity	$3,407,471	$1,024,412	$1,095,644		$(1,997,331)	$3,530,196

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$154,722	$114	$185,072	$	―	$339,908
Restricted cash	―	―	26,900		―	26,900
Trade, intercompany and other receivables	845,549	4,219	19,981		(859,025)	10,724
Inventories:
Owned	759,553	766,188	445,677		―	1,971,418
Not owned	4,495	36,991	29,809		―	71,295
Investments in unconsolidated joint ventures	1,649	622	50,172		―	52,443
Investments in subsidiaries	717,205	―	―		(717,205)	―
Deferred income taxes, net	455,224	―	―		148	455,372
Other assets	37,817	3,267	834		―	41,918
Total Homebuilding Assets	2,976,214	811,401	758,445		(1,576,082)	2,969,978
Financial Services:
Cash and equivalents	―	―	6,647		―	6,647
Restricted cash	―	―	2,420		―	2,420
Mortgage loans held for sale, net	―	―	119,549		―	119,549
Mortgage loans held for investment, net	―	―	9,923		―	9,923
Other assets	―	―	7,249		(2,692)	4,557
Total Financial Services Assets	―	―	145,788		(2,692)	143,096
Total Assets	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$8,038	$10,537	$3,871	$	―	$22,446
Accrued liabilities and intercompany payables	175,054	519,139	343,485		(839,534)	198,144
Secured project debt and other notes payable	6,804	―	4,712		―	11,516
Senior notes payable	1,530,502	―	―		―	1,530,502
Total Homebuilding Liabilities	1,720,398	529,676	352,068		(839,534)	1,762,608
Financial Services:
Accounts payable and other liabilities	―	―	11,026		(8,535)	2,491
Mortgage credit facilities	―	―	105,659		(13,500)	92,159
Total Financial Services Liabilities	―	―	116,685		(22,035)	94,650
Total Liabilities	1,720,398	529,676	468,753		(861,569)	1,857,258

Equity:
Total Stockholders' Equity	1,255,816	281,725	435,480		(717,205)	1,255,816
Total Liabilities and Equity	$2,976,214	$811,401	$904,233		$(1,578,774)	$3,113,074

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$247,524	$(180,993)	$(192,927)	$	―	$(126,396)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(393)	(49)	(12,500)		―	(12,942)
Distributions of capital from unconsolidated homebuilding joint ventures	―	100	2,219		―	2,319
Net cash paid for acquisitions	(113,793)	―	―		―	(113,793)
Other investing activities	(931)	(2,824)	(979)		―	(4,734)
Net cash provided by (used in) investing activities	(115,117)	(2,773)	(11,260)		―	(129,150)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	1		―	1
Principal payments on secured project debt and other notes payable	(6,804)	―	(485)		―	(7,289)
Proceeds from issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(4,045)	―	―		―	(4,045)
Net proceeds from (payments on) mortgage credit facilities	―	―	(27,979)		―	(27,979)
(Contributions to) distributions from Corporate and subsidiaries	(6,891)	―	6,891		―	―
Payment of common stock issuance costs	(350)	―	―		―	(350)
Proceeds from the exercise of stock options	11,781	―	―		―	11,781
Intercompany advances, net	(378,550)	184,017	194,533		―	―
Net cash provided by (used in) financing activities	(84,859)	184,017	172,961		―	272,119

Net increase (decrease) in cash and equivalents	47,548	251	(31,226)		―	16,573
Cash and equivalents at beginning of period	154,722	114	191,719		―	346,555
Cash and equivalents at end of period	$202,270	$365	$160,493	$	―	$363,128

	Nine Months Ended September 30, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$80,893	$(82,699)	$(143,730)		$(25,600)	$(171,136)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,525)	(144)	(76,009)		25,600	(53,078)
Distributions of capital from unconsolidated homebuilding joint ventures	1,205	―	10,735		―	11,940
Net cash paid for acquisitions	―	―	(60,752)		―	(60,752)
Other investing activities	(1,170)	(402)	(133)		―	(1,705)
Net cash provided by (used in) investing activities	(2,490)	(546)	(126,159)		25,600	(103,595)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	5,034		―	5,034
Principal payments on secured project debt and other notes payable	―	―	(782)		―	(782)
Principal payments on senior subordinated notes payable	(9,990)	―	―		―	(9,990)
Proceeds from senior notes payable	253,000	―	―		―	253,000
Payments of debt issuance costs	(8,081)	―	―		―	(8,081)
Net proceeds from (payments on) mortgage credit facilities	―	―	24,227		―	24,227
Proceeds from the issuance of common stock	75,849	―	―		―	75,849
Distributions from (contributions to) Corporate and subsidiaries	73,000	―	(73,000)		―	―
Payments of common stock	(3,913)	―	―		―	(3,913)
Proceeds from the exercise of stock options	8,321	―	―		―	8,321
Intercompany advances, net	(226,719)	83,242	143,477		―	―
Net cash provided by (used in) financing activities	161,467	83,242	98,956		―	343,665

Net increase (decrease) in cash and equivalents	239,870	(3)	(170,933)		―	68,934
Cash and equivalents at beginning of period	66,757	176	343,589		―	410,522
Cash and equivalents at end of period	$306,627	$173	$172,656	$	―	$479,456

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$511,059	$317,389	$1,300,493	$812,578
Land sale revenues	697	1,152	7,665	4,537
Total revenues	511,756	318,541	1,308,158	817,115
Cost of home sales	(381,694)	(253,344)	(993,809)	(647,525)
Cost of land sales	(672)	(1,092)	(7,671)	(4,458)
Total cost of sales	(382,366)	(254,436)	(1,001,480)	(651,983)
Gross margin	129,390	64,105	306,678	165,132
Gross margin percentage	25.3%	20.1%	23.4%	20.2%
Selling, general and administrative expenses	(61,939)	(43,121)	(162,831)	(122,765)
Income (loss) from unconsolidated joint ventures	(32)	(39)	1,249	(2,707)
Interest expense	―	(1,669)	―	(5,816)
Other income (expense)	301	117	2,624	4,708
Homebuilding pretax income	67,720	19,393	147,720	38,552

Financial Services:
Revenues	5,839	5,218	18,927	14,249
Expenses	(3,590)	(2,777)	(10,394)	(7,952)
Other income	167	70	420	217
Financial services pretax income	2,416	2,511	8,953	6,514

Income before taxes	70,136	21,904	156,673	45,066
Provision for income taxes	(11,201)	(194)	(32,778)	(570)
Net income	58,935	21,710	123,895	44,496
Less: Net income allocated to preferred shareholder	(14,166)	(9,100)	(40,353)	(18,980)
Less: Net income allocated to unvested restricted stock	(90)	(22)	(169)	(31)
Net income available to common stockholders	$44,679	$12,588	$83,373	$25,485

Income Per Common Share:
Basic	$0.16	$0.06	$0.34	$0.13
Diluted	$0.15	$0.05	$0.31	$0.12

Weighted Average Common Shares Outstanding:
Basic	276,966,995	204,485,294	244,998,581	198,469,130
Diluted	314,897,098	235,273,648	283,189,878	210,441,932

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	147,812,786	118,582,017	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	402,709,884	383,086,434	401,771,895	358,254,718

Net cash provided by (used in) operating activities	$22,808	$(72,418)	$(126,396)	$(171,136)
Net cash provided by (used in) investing activities	$(2,296)	$(95,704)	$(129,150)	$(103,595)
Net cash provided by (used in) financing activities	$261,980	$348,696	$272,119	$343,665
Adjusted Homebuilding EBITDA (1)	$101,953	$51,523	$248,152	$125,101
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

(1)      continued

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$22,808	$(72,418)	$(126,396)	$(171,136)
Add:
Provision (benefit) for income taxes, net of deferred component	(16,105)	194	(15,711)	570
Homebuilding interest amortized to cost of sales and interest expense	30,322	28,747	88,869	75,934
Less:
Income from financial services subsidiary	2,249	2,441	8,533	6,297
Depreciation and amortization from financial services subsidiary	33	32	89	76
Loss on disposal of property and equipment	―	12	16	15
Net changes in operating assets and liabilities:
Trade and other receivables	(11,186)	4,681	8,462	12,143
Mortgage loans held for sale	(32,221)	18,119	(44,179)	14,016
Inventories-owned	84,352	70,645	314,375	185,832
Inventories-not owned	21,990	7,191	31,700	10,690
Other assets	(1,655)	(999)	(401)	(922)
Accounts payable	(7,235)	(82)	(6,855)	1,371
Accrued liabilities	13,165	(2,070)	6,926	2,991
Adjusted Homebuilding EBITDA	$101,953	$51,523	$248,152	$125,101

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Overview

The positive performance we achieved during the first half of 2013 continued into the third quarter.  Net income for the quarter was $58.9 million, or $0.15 per diluted share (including an $11.2 million provision for income taxes) as compared to $21.7 million, or $0.05 per diluted share (including a $0.2 million provision for income taxes) for the 2012 third quarter.  Pretax income for the quarter was $70.1 million, compared to $21.9 million for the prior year period.  New home deliveries, new order dollar value, home sale revenues and homes in backlog were up 41%, 38%, 61% and 55%, respectively, year-over-year and our average selling price of homes delivered was $420 thousand, a 14% increase from the third quarter of 2012.  We also continued to see significant expansion in our gross margin from home sales, which rose to 25.3% for the quarter, a 510 basis point increase from the 2012 third quarter, and a 160 basis point increase from the 2013 second quarter.

For the nine months ended September 30, 2013, we reported net income of $123.9 million, or $0.31 per diluted share, which included a provision for income taxes of $32.8 million.  Net income for the nine months ended September 30, 2012 was $44.5 million, or $0.12 per diluted share, which included a provision for income taxes of $0.6 million. Pretax income for the nine months ended September 30, 2013 was $156.7 million, compared to $45.1 million in the prior year period.

We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments that we believe will afford us the best opportunity to maximize margin while obtaining an appropriate return on inventory.  As we move towards the end of fiscal 2013, we believe we are well positioned to benefit from our strong land position and the improved housing market.  The low level of single family housing construction over the past several years, combined with the low level of available resale and new home inventory, suggest that demand should continue to outpace supply in most of our markets in the near term.  When this supply constraint is combined with what are generally attractive affordability levels in most of our markets when compared to historical norms, we believe we continue to be well positioned to take advantage of the long-term housing recovery.

Homebuilding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$273,711	$183,177	$701,909	$445,634
Southwest	97,736	61,638	270,157	181,872
Southeast	140,309	73,726	336,092	189,609
Total homebuilding revenues	$511,756	$318,541	$1,308,158	$817,115

Homebuilding pretax income:
California	$47,888	$12,513	$100,298	$27,037
Southwest	10,159	4,080	25,212	7,951
Southeast	9,673	2,800	22,210	3,564
Total homebuilding pretax income	$67,720	$19,393	$147,720	$38,552

Homebuilding pretax income for the 2013 third quarter was $67.7 million compared to $19.4 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 61% increase in home sale revenues, a 510 basis point improvement in gross margin from home sales and the operating leverage inherent in our business.

For the nine months ended September 30, 2013, we reported homebuilding pretax income of $147.7 million compared to $38.6 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 60% increase in home sale revenues, a 330 basis point improvement in gross margin from home sales, a $5.8 million decrease in interest expense and the operating leverage inherent in our business.

Revenues

Home sale revenues increased 61%, from $317.4 million for the 2012 third quarter to $511.1 million for the 2013 third quarter, resulting from a 41% increase in new home deliveries and a 14% increase in our consolidated average home price to $420 thousand.  Home sale revenues increased 60%, from $812.6 million for the nine months ended September 30, 2012 to $1,300.5 million for the nine months ended September 30, 2013, resulting from a 41% increase in new home deliveries and a 14% increase in our consolidated average home price to $399 thousand.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
New homes delivered:
California	467	363	29%	1,286	904	42%
Arizona	51	66	(23%)	171	176	(3%)
Texas	170	107	59%	458	368	24%
Colorado	36	33	9%	117	80	46%
Nevada	―	―	―	―	9	(100%)
Total Southwest	257	206	25%	746	633	18%
Florida	285	151	89%	707	411	72%
Carolinas	208	141	48%	520	370	41%
Total Southeast	493	292	69%	1,227	781	57%
Total	1,217	861	41%	3,259	2,318	41%

The increase in new home deliveries for the 2013 third quarter was driven primarily by a 62% increase in the number of homes in beginning backlog expected to close during the quarter as compared to the year earlier period, partially offset by a decrease in speculative homes sold and closed in the quarter.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Average selling prices of homes delivered:	(Dollars in thousands)
California	$586	$505	16%	$541	$489	11%
Arizona	286	204	40%	260	206	26%
Texas	385	328	17%	379	307	23%
Colorado	484	399	21%	439	386	14%
Nevada	―	―	―	―	192	―
Total Southwest	379	299	27%	361	287	26%
Florida	283	256	11%	269	244	10%
Carolinas	284	241	18%	279	238	17%
Total Southeast	284	249	14%	273	241	13%
Total	$420	$369	14%	$399	$351	14%

The year over year increases in our consolidated average home price reflects general price increases within the majority of our markets and a decrease in the use of sales incentives.

Gross Margin

Our 2013 third quarter gross margin percentage from home sales increased to 25.3% compared to 20.2% in the 2012 third quarter.  For the nine months ended September 30, 2013, our gross margin percentage from home sales increased to 23.6% compared to 20.3% for the prior year period.  The year over year increases in our gross margin percentage from home sales were primarily attributable to price increases and a higher proportion of deliveries from our profitable new communities.

SG&A Expenses

Our 2013 third quarter SG&A expenses (including Corporate G&A) were $61.9 million compared to $43.1 million for the prior year period, down 150 basis points as a percentage of home sale revenues to 12.1%, compared to 13.6% for the 2012 third quarter.  For the nine months ended September 30, 2013, our SG&A expenses (including Corporate G&A) were $162.8 million compared to $122.8 million for the prior year period, down 260 basis points as a percentage of home sale revenues to 12.5%, compared to 15.1% for the prior year period.  The improvement in our SG&A rate was primarily the result of the increase in home sale revenues and the operating leverage inherent in our business.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2013 and 2012 was primarily attributable to the receipt of property insurance claim settlements of approximately $3.5 million and $4.1 million, respectively.  Other income (expense) for the nine months ended September 30, 2013 also included approximately $1.2 million of transaction costs incurred during the 2013 second quarter in connection with our acquisition of a group of approximately 30 current and future communities from a homebuilder in the Southeast.

Operating Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	% Change	% Absorption Change (1)	2013	2012	% Change	% Absorption Change (1)
Net new orders (2):
California	386	417	(7%)	(4%)	1,381	1,169	18%	31%
Arizona	95	61	56%	(22%)	248	237	5%	(19%)
Texas	154	132	17%	(14%)	612	424	44%	(4%)
Colorado	29	45	(36%)	(44%)	156	113	38%	18%
Nevada	―	―	―	―	―	6	(100%)	―
Total Southwest	278	238	17%	(17%)	1,016	780	30%	(7%)
Florida	274	174	57%	46%	1,010	568	78%	64%
Carolinas	172	160	8%	18%	613	514	19%	35%
Total Southeast	446	334	34%	34%	1,623	1,082	50%	52%
Total	1,110	989	12%	4%	4,020	3,031	33%	27%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Average number of selling communities during the period:
California	48	50	(4%)	46	51	(10%)
Arizona	10	5	100%	9	7	29%
Texas	30	22	36%	30	20	50%
Colorado	8	7	14%	7	6	17%
Total Southwest	48	34	41%	46	33	39%
Florida	41	38	8%	40	37	8%
Carolinas	31	34	(9%)	31	35	(11%)
Total Southeast	72	72	―	71	72	(1%)
Total	168	156	8%	163	156	4%

    Net new orders for the 2013 third quarter increased 12%, to 1,110 homes, from the prior year period on an 8% increase in average active selling communities.  Our monthly sales absorption rate for the 2013 third quarter was 2.2 per community, compared to 2.1 per community for the 2012 third quarter and 3.1 per community (2.8 per community excluding the impact of the 119 homes under contract in Florida that we purchased in connection with the acquisition of 30 communities from a homebuilder in the Southeast) for the 2013 second quarter.  The decrease in sales absorption rate from the 2013 second to third quarter is consistent with the seasonality we typically experience in our business. Our cancellation rate for the three months ended September 30, 2013 was 20%, compared to 14% for the 2012 third quarter and 11% for the 2013 second quarter.  Our 2013 third quarter cancellation rate increased from the historically low levels we experienced in the prior quarter and the prior year period, but was consistent with our average historical cancellation rate over the last 10 years.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog was 6.5% for the 2013 third quarter, a 90 basis point reduction from the prior year period.

	At September 30,
	2013		2012		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	535	$341,743	439	$217,549	22%	57%
Arizona	154	50,512	118	28,357	31%	78%
Texas	358	158,863	205	74,736	75%	113%
Colorado	114	56,528	66	26,406	73%	114%
Total Southwest	626	265,903	389	129,499	61%	105%
Florida	669	250,241	319	81,950	110%	205%
Carolinas	335	106,261	247	69,741	36%	52%
Total Southeast	1,004	356,502	566	151,691	77%	135%
Total	2,165	$964,148	1,394	$498,739	55%	93%

The dollar value of our backlog as of September 30, 2013 increased 93% from the year earlier period to $964.1 million, or 2,165 homes.  Our consolidated average home price in backlog of $445 thousand as of September 30, 2013 reflected an increase of 24% compared to September 30, 2012, reflecting the continued execution of our move-up homebuyer focused strategy, the shift to more to-be-built homes that have a longer construction cycle, and pricing opportunities in select markets.  The estimated gross margin of our homes in backlog at the end of the 2013 third quarter was 26.7% as compared to 20.9% at the end of the 2012 third quarter.

	At September 30,
	2013	2012	% Change
Homesites owned and controlled:
California	9,979	9,806	2%
Arizona	2,291	1,844	24%
Texas	4,468	4,451	0%
Colorado	1,216	669	82%
Nevada	1,124	1,124	―
Total Southwest	9,099	8,088	13%
Florida	11,409	8,211	39%
Carolinas	5,156	4,049	27%
Total Southeast	16,565	12,260	35%
Total (including joint ventures)	35,643	30,154	18%

Homesites owned	26,936	23,974	12%
Homesites optioned or subject to contract	8,192	5,605	46%
Joint venture homesites (1)	515	575	(10%)
Total (including joint ventures)	35,643	30,154	18%

Homesites owned:
Raw lots	6,101	4,503	35%
Homesites under development	8,549	8,773	(3%)
Finished homesites	6,871	5,304	30%
Under construction or completed homes	3,061	2,170	41%
Held for sale	2,354	3,224	(27%)
Total	26,936	23,974	12%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of September 30, 2013 increased 18% from the year earlier period and 16% from the 30,767 homesites owned and controlled as of December 31, 2012.  We purchased $69.2 million of land (628 homesites) during the 2013 third quarter, of which 46% (based on homesites) was located in Florida, 21% in the Carolinas and 18% in California, with the balance spread throughout our other markets.  As of September 30, 2013, we owned or controlled 35,643 homesites, of which 21,993 are owned and actively selling or under development, 8,707 are controlled or under option, and the remaining 4,943 homesites are held for future development or for sale.  The homesites owned that are actively selling or under development represent a 5.2 year supply based on the Company’s deliveries for the trailing twelve months ended September 30, 2013.

	At September 30,
	2013	2012	% Change
Homes under construction and speculative homes:
Homes under construction (excluding specs)	1,489	910	64%
Speculative homes under construction	884	597	48%
Total homes under construction	2,373	1,507	57%

Completed and unsold homes (excluding models)	183	212	(14%)

Homes under construction (excluding specs) as of September 30, 2013 increased 64% compared to September 30, 2012, primarily the result of the 55% increase in homes in backlog.  We have strategically increased our speculative homes under construction by 48% compared to the prior year.  Despite the increase in speculative homes under construction over the past several quarters, increased demand and the desirability of our homes and communities has resulted in a 14% decrease in our completed and unsold homes in inventory.

Financial Services

In the 2013 third quarter our financial services subsidiary reported pretax income of approximately $2.2 million compared to $2.4 million in the year earlier period.  The decrease was driven primarily by lower margins on loan sales and an increase in personnel expenses as a result of higher production levels in the 2013 third quarter, partially offset by a 39% increase in the dollar volume of loans originated and sold and a $0.2 million decrease in loan loss reserve expense (net of recoveries) related to indemnification and repurchase reserves.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total Originations:
Loans	716	635	2,155	1,639
Principal	$ 226,447	$ 183,978	$ 669,440	$ 449,454
Capture Rate	78%	82%	81%	81%

Loans Sold to Third Parties:
Loans	833	604	2,308	1,628
Principal	$ 258,288	$ 165,179	$ 708,641	$ 434,305

Mortgage Loan Origination Product Mix:
FHA loans	19%	21%	19%	24%
Other government loans (VA & USDA)	17%	15%	16%	19%
Total government loans	36%	36%	35%	43%
Conforming loans	61%	64%	63%	57%
Jumbo loans	3%	0%	2%	0%
	100%	100%	100%	100%
Loan Type:
Fixed	95%	97%	97%	97%
ARM	5%	3%	3%	3%
Credit Quality:
Avg. FICO score	741	745	743	743
Other Data:
Avg. combined LTV ratio	86%	85%	85%	86%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2013 third quarter provision for income taxes included income tax expense of $27.3 million related to our $70.1 million of pretax income, partially offset by a $16.1 million benefit resulting from the reversal of our liability for unrecognized tax benefits due to the expiration of the applicable statute of limitations.  The provision for income taxes for the nine months ended September 30, 2013 included income tax expense of $60.7 million related to the $156.7 million of pretax income, partially offset by an aggregate benefit of $28.3 million during the period,  $12.2 million  related to the reversal of our deferred tax asset valuation allowance attributable to the expiration of Internal Revenue Code Section 382 (“Section 382”) limitations and $16.1 million related to the reversal of our liability for unrecognized tax benefits due to the expiration of the applicable statute of limitations.  As of September 30, 2013, we had a $416.4 million deferred tax asset which was offset by a valuation allowance of $10.5 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.

As of December 31, 2012, we had a deferred tax asset of approximately $478.1 million.  At that time, $248 million of the deferred tax asset was subject to Internal Revenue Code Section 382 limitations, of which $100 million was subject to the unrealized built-in loss limitations (the limitation with respect to this $100 million expired on June 27, 2013 and the full amount remains available) and $148 million was subject to federal and state net operating loss carryforward limitations.

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable in accordance with ASC Topic 740, Income Taxes.  ASC Topic 740 requires an assessment of available positive and negative evidence and, if the available positive evidence outweighs the available negative evidence, such that we are able to conclude that it is more likely than not (likelihood of more than 50%) that our deferred tax asset will be realized, we are required to reverse any corresponding deferred tax asset valuation allowance.

During the 2012 fourth quarter we conducted such an analysis and, based on an evaluation of available positive and negative information and our projection of the income we expected to generate in future years, we concluded that it was more likely than not that most of our deferred tax asset would be realized.  As a result, in accordance with ASC Topic 740, we recognized a $453.2 million income tax benefit that resulted from the reversal of all but $22.7 million of our deferred tax asset valuation allowance.  Of the remaining valuation allowance as of December 31, 2012, $12.2 million related primarily to potential Section 382 limitations that expired during June 2013 (and as a result this portion of our deferred tax asset valuation allowance was reversed as of June 30, 2013), and $10.5 million related to net operating loss carryforwards in certain states that are limited by shorter carryforward periods.

The positive evidence supporting the reversal of our deferred tax asset valuation allowance as of December 31, 2012 included: (i) our cumulative pretax income for the three years ended December 31, 2012, (ii) five consecutive quarters of profitability through the 2012 fourth quarter, (iii) strong growth in key financial indicators when compared to the prior year (including new orders, deliveries, revenues, gross margin, backlog and gross margin in backlog), (iv) the acceleration of new home sales and prices we experienced in most of our markets throughout 2012, and (v) macroeconomic reports of falling unemployment, historically low interest rates and high affordability.  The negative evidence we evaluated included: (i) our recent cumulative losses, (ii) unsettled circumstances (general economy and housing market, mortgage credit availability), (iii) Section 382 limitations, and (iv) state net operating loss limitations.  We also considered our projection of future potential taxable income as compared to the $78 million in pretax income we earned during 2012, a year that, according to the U.S. Census Bureau, represented the 4th worst year for new home sales since the bureau began keeping this record in 1963.

Taking all of the foregoing information into account, our analysis revealed that, even if new home sales were to continue at the historically low pace experienced during 2012 and we were unable to achieve pre-tax income in excess of the $78 million in pre-tax income we experienced during 2012 (which our projections indicated would not be the case—we note that we have already earned $156.7 million in pre-tax income for the first three quarters of 2013 and our projections indicate we will use a significant portion of the deferred tax asset over the next five years), we would still be able to fully utilize the portion of our deferred tax asset with respect to which we reversed the valuation allowance.  This fact, coupled with the other positive evidence described above, in our view significantly outweighed the available negative evidence and required us to conclude, in accordance with ASC 740, that it was more likely than not that the majority of our deferred tax asset at December 31, 2012 would be realized.

We continue to evaluate our deferred tax asset on a quarterly basis and note that, if economic conditions were to change such that we earn less taxable income than the amounts described above required to fully utilize our deferred tax asset, a portion of the asset may expire unused.  See Note 19 to our accompanying condensed consolidated financial statements for further discussion.

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

For the nine months ended September 30, 2013, we used $126.4 million of cash in operating activities versus $171.1 million in the year earlier period.  The decrease in cash used in operating activities during 2013 as compared to the prior year period was driven primarily by a 60% increase in homebuilding revenues, partially offset by a $108.0 million increase in cash land purchase and development costs.  Cash flows from financing activities for the nine months ended September 30, 2013 included $296 million of net proceeds from a senior notes offering during the 2013 third quarter.  As of September 30, 2013, our homebuilding cash balance was $373.5 million (including $27.5 million of restricted cash).

Revolving Credit Facility. As of September 30, 2013, we were party to a $350 million unsecured revolving credit facility (the “Revolving Facility”), of which $320 million matures in October 2015 and $30 million matures in February 2014.  During the 2013 third quarter, we amended the Revolving Facility to, among other things, eliminate the borrowing base and modify the mandatory repayment requirement.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased up to $550 million (subject to the availability of additional bank commitments and certain other conditions).  On October 24, 2013, we exercised the accordion feature and increased the aggregate commitment to $470 million.  In connection with this increase, we agreed to modify the leverage ratio requirement to layer in an additional step-down in our leverage covenant, such that, beginning with the period ending March 31, 2015, the covenant requirement will be 2.00 to 1.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at September 30, 2013	Covenant Requirements at September 30, 2013
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,397.9	≥	$838.6
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.09	≤	2.50
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.27	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$334.9	≥	$122.5
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.56	≥	1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$230.8	≤	$569.3
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$350.0
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.25 for the period ending March 31, 2014 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  As of September 30, 2013, we were in compliance with the liquidity and interest coverage ratio covenant.

(5)	This covenant requirement increases to 1.25 beginning with the quarter ending March 31, 2014. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of September 30, 2013 our availability under the Revolving Facility was $350 million.

Letter of Credit Facilities.  As of September 30, 2013, we were party to two committed letter of credit facilities totaling $11 million, of which $7.2 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2013 to November 2013.  In addition, as of such date, we also had $19.7 million outstanding under an uncommitted letter of credit facility.  As of September 30, 2013 these facilities were secured by cash collateral deposits of $27.2 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

In October 2013, we entered into a new $15 million committed letter of credit facility, which requires cash collateralization and matures in October 2016.

Senior and Convertible Senior Notes.  As of September 30, 2013, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

September 30, 2013
(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
6¼% Senior Notes due December 2021	300,000
1¼% Convertible Senior Notes due August 2032	253,000
$1,842,760

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

    As of September 30, 2013, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at September 30, 2013	Covenant Requirements at September 30, 2013

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.20	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.25	≥ 2.00

    During the 2013 third quarter, the Company issued $300 million in aggregate principal amount of 6¼% Senior Notes due 2021, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

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

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements”, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2013, one joint venture had $16.4 million of seller non-recourse debt outstanding and one joint venture had $30.0 million of bank debt outstanding which was non-recourse to us.

    Secured Project Debt and Other Notes Payable.  At September 30, 2013, we had $5.1 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At September 30, 2013, we had $64.2 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.8 million as of September 30, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At September 30, 2013, we had approximately $419.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $256.4 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the nine months ended September 30, 2013.

    Leverage.  Our homebuilding debt to total book capitalization as of September 30, 2013 was 56.8% and our adjusted net homebuilding debt to adjusted total book capitalization was 51.1%.  We believe that the adjusted ratio, which reflects the offset of homebuilding cash against debt, is useful to investors as an additional measure of our ability to service debt.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require us to provide a cash deposit or deliver a letter of credit in favor of the seller, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the near-term use of funds from our corporate financing sources.  Option contracts generally require us to provide a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.  Also, in a few instances where we have entered into option contracts with third party financial entities, we have generally entered into construction agreements that do not terminate even if we elect not to exercise our option.  In these instances, we are generally obligated to complete land development improvements on the optioned property at a predetermined cost (paid by the option provider) and are responsible for all cost overruns.  At September 30, 2013, we had no option contracts outstanding with third party financial entities.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2013, we had non-refundable cash deposits outstanding of approximately $28.0 million and capitalized pre-acquisition and other development and construction costs of approximately $4.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $344.8 million.  Approximately $28.2 million of the remaining purchase price is included in inventories not owned in the accompanying condensed consolidated balance sheets.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2013, we held membership interests in 20 homebuilding and land development joint ventures, of which eight were active and 12 were inactive or winding down.  As of such date, two joint ventures had project specific debt outstanding totaling $46.4 million that is non-recourse to us, of which $16.4 million is scheduled to mature in December 2013 and $30.0 million is scheduled to mature in June 2014.  As of September 30, 2013, we had $2.7 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2013.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of September 30, 2013, Standard Pacific Mortgage had approximately $75.7 million in closed mortgage loans held for sale and $91.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	our expectations that we will benefit from our land position and current housing market conditions;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and the expected benefits relating thereto;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	litigation outcomes and related costs;
•	assumptions underlying and changes to our unrecognized tax benefits and uncertain tax positions and the timing and amounts of our recognition of these benefits;
•	the timing of the amortization of equity award unrecognized compensation expense;
•	our ability to utilize our deferred tax asset;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

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

•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;
•	government regulation, including environmental, building, climate change, worker health, safety, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of “slow growth”, “no growth” and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

4.1
Twentieth Supplemental Indenture, dated as of August 6, 2013, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2013.

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of September 26, 2013, by and among the Company, JPMorgan Chase Bank, N.A, as administrative agent and the other lenders named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STANDARD PACIFIC CORP.
                  (Registrant)

Dated: November 1, 2013	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2013	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)