Form 10-K
period 2013-12-31
STANDARD PACIFIC CORP /DE/
filed 2014-02-24
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,237,893,736

As of February 21, 2014, there were 277,766,927 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

Standard Pacific Homes has been building communities since 1965.  Our geographically diversified business spans many of the nation’s largest housing markets, including major metropolitan markets in California, Florida, the Carolinas, Texas, Arizona, and Colorado.  While we construct homes within a wide range of price and size, we have increased our emphasis in recent years on the move-up market.  We believe that our well built and innovatively designed homes, located in desirable communities, and our focus on providing an outstanding customer experience, make Standard Pacific homes particularly attractive to the move-up homebuyer.

The percentage of our homes delivered by state and product mix for the year ended December 31, 2013 were as follows:

State	Percentage of Deliveries
California	38%
Florida	22
Carolinas	16
Texas	14
Arizona	6
Colorado	4
Total	100%

Product Mix	Percentage of Deliveries
Move-up / Luxury	73%
Entry-level	27
Total	100%

The average selling prices of our homes delivered by state for the year ended December 31, 2013 were as follows:

State	Average Selling Price
(Dollars in thousands)
California	$565
Florida	$279
Carolinas	$289
Texas	$393
Arizona	$280
Colorado	$450

Homebuilding Operations

We have been building beautiful, high-quality homes and neighborhoods since our founding in Southern California in 1965.  With a trusted reputation for quality craftsmanship, an outstanding customer experience and exceptional architectural design, we utilize our decades of land acquisition, development and homebuilding expertise to successfully navigate today’s complex landscape to acquire and build desirable communities in locations that meet the high expectations of our targeted move-up homebuyers.  We currently build homes in 25 markets through a total of 15 operating divisions.  Our homes sizes typically range from approximately 1,500 to 3,500 square feet, although we have built homes from 1,100 to over 6,000 square feet.  Sales prices generally range from approximately $165,000 to over $1 million.  At December 31, 2013, we owned or controlled 35,175 homesites (including joint ventures) and had 180 active selling communities.  For the year ended December 31, 2013, approximately 79% of our deliveries were single-family detached homes.  The remainder of our deliveries were single-family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.

We customize our home designs to meet the specific needs of each particular market and its customers’ preferences. These preferences are reflected in every aspect of our community sales and marketing, including community locations, exterior styles, and model home merchandising.

Mortgage Operations

We have a mortgage financing subsidiary that provided financing to 81% of our homebuyers who chose to finance their home purchases during 2013.  Staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, our mortgage operations benefit our homebuyers by offering a dependable source of competitively priced financing that is seamlessly integrated into our sales and home close process.  Our mortgage operations also complement our homebuilding operations by making the timing of our new home deliveries more predictable. The loans funded by our mortgage subsidiary are generally sold in the secondary mortgage market.

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

Our strategy includes the following elements:

•	Acquire land in desirable locations at acceptable prices;
•	Leverage our land acquisition and master plan development expertise to garner an advantage in the competitive market for highly sought after locations;
•	Construct well built, innovatively designed, and energy efficient homes that cater to the move-up homebuyer;
•	Provide an industry leading customer experience;
•	Optimize the size of our business in each of our markets to appropriately leverage operating efficiencies;
•	Maintain a cost structure that positions us for near and long-term profitability;
•	Seek opportunities to enhance revenue while maintaining an appropriate sales pace; and
•	Concentrate operations and invested capital in anticipated growth markets.

Dollar Value of Backlog

The dollar value of our backlog as of December 31, 2013 was $800.5 million, or 1,700 homes.  We expect all of our backlog at December 31, 2013 to be converted to deliveries and revenues during 2014, net of cancellations.

Marketing and Sales

Our homes are marketed through a variety of channels, including through individual communities where new homes are sold by local sales teams. At the community level, home shoppers have the opportunity to experience fully-furnished and landscaped model homes that demonstrate the livability of our floorplans. Our forward-thinking architectural philosophy entitled, The Artistry of Home®, is a key differentiator in marketing to move-up buyers. We closely examine buyer preferences communicated to our sales team and through buyer surveys and in-home studies. This research, coupled with the skilled expertise of architects who have both domestic and international experience, provides our move-up homebuyer thoughtful solutions that cater to the way people live today through innovative ideas and practical conveniences.

Many buyers begin or supplement their buying process via online research, which allows us to engage and inform them through a robust website and a wide array of digital marketing initiatives. Brokers and real estate professionals are a viable extension of our sales team and we market to them directly. Move-up homebuyers are understandably more savvy and experienced with the homebuying process and more commonly employ real estate professionals to aid in their purchase.

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

Competitive Conditions in the Business

    The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. While we compete with other residential construction companies for customers, we also compete with the resale of existing homes and rental properties.  In addition, we compete with some larger competitors who, because of their scale, may have lower costs of capital, labor, materials and overhead.  Their size and favorable cost structures may provide them with an advantage as we compete for land, materials, labor and sales.

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

We also utilize joint ventures and option arrangements with land sellers, other builders and developers from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, leveraging our capital base and managing the financial and market risk associated with land holdings.  In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs.  For more detailed discussion of our current joint venture arrangements please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements”.

Development and Construction

We customarily acquire unimproved or improved land zoned for residential use.  To control larger land parcels or gain access to highly desirable parcels, we sometimes form land development joint ventures with third parties which provide us the right to acquire from the joint venture a portion of the lots when developed.  If we purchase raw land or partially developed land, we will perform development work that may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems and recreational facilities like parks, community centers, pools, hiking and biking trails.  With our long California heritage of creating master planned communities, we have expertise and experience in handling complex development opportunities.

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

Sources and Availability of Raw Materials

We, either directly or through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home.  While these materials are generally widely available from a variety of sources, from time to time we experience serious material shortages on a localized basis, particularly during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures and during periods of robust sales activity when there is high demand for construction materials.During these periods, the prices for these materials can substantially increase and our construction process can be slowed.

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

We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2013, we had incurred an aggregate of $10.4 million in losses related to loan repurchases and make-whole payments we had been required to make on the $8.1 billion total dollar value of the loans we originated in the 2004-2013 period.  We record allowances for loan related claims when we determine it is appropriate to do so.  However, if we are required to make a materially higher number of make-whole payments and/or loan repurchases than we anticipate or if losses are more severe than predicted, current allowances might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity.

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

Title Services

In Texas, we act as a title insurance agent performing title examination services for our Texas homebuyers through our title services subsidiary, SPH Title, Inc.

Employees

    At December 31, 2013, we had approximately 1,115 employees, up from approximately 820 employees at the prior year end.  Of our employees at the end of 2013, approximately 305 were executive, administrative and clerical personnel, 370 were sales and marketing personnel, 300 were involved in construction and project management, 60 were involved in new home warranty, and 80 worked in the mortgage operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.  We believe that our relations with our employees and subcontractors are good.

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

The homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. From approximately 2007 to 2011, the national recession, credit market disruption, high unemployment levels, the absence of home price stability, and the decreased availability of mortgage financing, among other factors, adversely impacted the homebuilding industry and our operations and financial condition.  Although the housing market appears to be recovering in most of the geographies in which we operate, we cannot predict the pace or scope of the recovery.  If market conditions deteriorate or do not improve as anticipated, our results of operations and financial condition could be adversely impacted.

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

Our long-term success also depends in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at acceptable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. If a sufficient amount of suitable land opportunities do not become available, it could limit our ability to develop new communities, increase our land costs and negatively impact our sales and earnings.

We depend on the California market. If conditions in California deteriorate, our sales and earnings may be negatively impacted.

We generate over 50% of our revenue and a significant amount of our profits from, and hold over 45% of the dollar value of our real estate inventory in, California. During the recent housing downturn, land values, the demand for new homes and home prices declined substantially in California, negatively impacting our profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and has raised taxes and increased fees to offset its deficit. Our profitability and financial position could be adversely impacted if conditions in California deteriorate.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.

The majority of our homebuyers finance their purchases through Standard Pacific Mortgage or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. While interest rates remain near historic lows, many lenders have significantly tightened their underwriting standards, are requiring higher credit scores, substantial down payments, increased cash reserves, and have eliminated or significantly limited many subprime and other alternative mortgage products, including “jumbo” loan products, which are important to sales in many of our markets, particularly California. The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities, which are directly impacted by the federal government’s decisions regarding its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary market. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results and profitability. These conditions may continue or worsen.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. We also compete with the resale of existing homes, rental properties, the “short-sale” of almost new homes and foreclosures.   In addition, we compete with some larger competitors who, because of their scale, may have lower costs of capital, labor, materials and overhead.  Their size and favorable cost structures may provide them with an advantage as we compete for land, materials, labor and sales.

High cancellation rates may negatively impact our business.

In connection with the sale of a home we collect a deposit from the homebuyer that is a small percentage of the total purchase price.  The deposit may, in certain circumstances, be fully or partially refundable to our homebuyer prior to closing, depending on, among other things, the laws of the state in which the home is located.  If the prices for our homes in a given community decline, competitors increase sales incentives, interest rates increase, the availability of mortgage financing tightens or a buyer experiences a change in their personal finances, they may have an incentive to cancel their home purchase contracts with us, even where they might be entitled to no refund or only a partial refund of this deposit.  Significant cancellations could have a material adverse effect on our business.

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

We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to obtain the required surety or performance bonds for our projects, our business operations and revenues could be adversely affected. From time to time, when market conditions become unfavorable, surety providers become reluctant to issue new bonds and some providers request credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

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

While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan. As of December 31, 2013, our mortgage subsidiary had incurred an aggregate of $10.4 million in losses related to loan repurchases and make-whole payments it had been required to make on the $8.1 billion total dollar value of the loans it originated from the beginning of 2004 through the end of 2013.  It is possible that our mortgage subsidiary will be required to make a materially higher number of make-whole payments and/or repurchases in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to make make-whole payments or repurchases. Further, such make-whole payments could have a higher severity than previously experienced. In such cases our current allowances might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity, which could harm our financial condition and results of operations.

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

States, cities and counties in which we operate may adopt slow growth or no growth initiatives reducing our ability or increasing our costs to build in these areas, which could harm our future sales and earnings.

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

Our operations require significant amounts of cash. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have a $470 million unsecured revolving credit facility designed to provide us with an additional source of liquidity to meet short-term cash needs, our ability to borrow is limited by our ability to meet the covenants required to allow us to borrow under the facility. The commitment will be reduced to $440 million when tranche B of the revolver matures on February 28, 2014.

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

Our debt instruments impose restrictions on our operations, financing, investments and other activities. For example, our outstanding 2016 notes prohibit us from incurring additional debt, except for limited categories of indebtedness (including up to $1.1 billion in bank credit facility debt), if we do not satisfy either a maximum leverage ratio or a minimum interest coverage ratio. The 2016 notes also limit our ability to make restricted payments (including dividends, distributions on stock and contributions to joint ventures), prohibiting such payments unless we satisfy one of the ratio requirements for the incurrence of additional debt and comply with a basket limitation (as defined in the indenture). As of December 31, 2013, we were able to satisfy the conditions necessary to incur additional debt and to make restricted payments. However, we have in the past been unable to satisfy these conditions and there can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to satisfy these conditions in the future, we will be precluded from incurring additional borrowings, subject to certain exceptions, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations and prevent us from fulfilling our obligations under our debt instruments.

We currently have a substantial amount of debt. As of December 31, 2013, the principal amount of our homebuilding debt outstanding was approximately $1,849.1 million, $8.6 million of which matures in 2014, $311.6 million of which matures between 2015 and 2016, $575.9 million of which matures between 2017 and 2018 and $953.0 million of which matures between 2019 and 2032.  In addition, the instruments governing our debt permit us to incur significant additional debt.  Our existing debt and any additional debt we incur could:

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

We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2013, we had an aggregate of $66.1 million invested in these joint ventures, of which only one joint venture had $30 million of project specific debt outstanding.  This joint venture debt is non-recourse to us.

While these joint ventures provide us with a means of accessing larger and/or more desirable land parcels and lot positions, they are subject to a number of risks, including the following:

•
Restricted Payment Risk.    Our 2016 notes prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either a leverage condition or an interest coverage condition and when making such a payment will cause us to exceed a basket limitation. As a result, when we are unable to meet these conditions, payments to satisfy our joint venture obligations must be made through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture’s ability to carryout its operations or strategy which could impair the value of our investment in the joint venture.

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

As of December 31, 2013, MP CA Homes LLC held 49% of the voting power of our voting stock. Pursuant to the stockholders’ agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and is entitled to designate at least one MP CA Homes LLC designated director to each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors and its committees. In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders. In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.

Our charter, bylaws, stockholders’ rights agreement and debt covenants could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock.

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

Our certificate of incorporation also authorizes our Board of Directors to issue new series of common stock and preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, rights of existing stockholders could be negatively affected. For example, subject to applicable law, our Board of Directors could create a series of common stock or preferred stock with preferential rights to dividends or assets upon liquidation, or with superior voting rights to our existing common stock. The ability of our Board of Directors to issue these new series of common stock and preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders.

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

In addition, some of our debt covenants contained in the indentures for our outstanding public notes and our revolving credit facility may delay or prevent a change in control. Our outstanding notes contain change of control provisions that give the holders of our outstanding notes the right to require us to purchase the notes upon a change in control triggering event at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We also lease our corporate headquarters, which is located in Irvine, California.  The lease on this facility, which also includes offices for our Orange County division, consists of approximately 39,000 square feet and expires in August 2016.  We lease approximately 18 other properties for our other division offices, mortgage operations and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 3.	LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

   None.

Executive Officers of the Registrant

Our executive officers’ ages, positions and brief accounts of their business experience as of February 21, 2014, are set forth below.

Name	Age	Position
Scott D. Stowell	56	Chief Executive Officer and President
Jeff J. McCall	42	Executive Vice President and Chief Financial Officer
John P. Babel	42	Executive Vice President, General Counsel and Secretary
Wendy L. Marlett	50	Chief Marketing Officer and Executive Vice President

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

	Year Ended December 31,
	2013				2012
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$9.18	$7.33	$	―	$4.85	$3.05	$	―
June 30	9.97	7.62		―	6.29	4.13		―
September 30	8.89	7.03		―	7.92	5.53		―
December 31	9.13	7.15		―	7.91	5.71		―

For further information on our dividend policy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of February 21, 2014, the number of record holders of our common stock was 1,281.

We did not repurchase any shares of our common stock during the three months ended December 31, 2013.

We do not intend to declare cash dividends in the near future. We plan to retain our earnings to finance the continuing development of the business.  Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with Delaware law, certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Our senior note indentures (other than our convertible senior note indenture) contain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6.b. of the accompanying consolidated financial statements.

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

Assumes $100 invested on December 31, 2008 in Standard Pacific Corp. Common Stock, the S&P 500 Composite Index and the Dow Jones Industry Group-U.S. Home Construction Index

    The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company’s common stock closing price on December 31, 2013 was $9.05 per share.  The stock price performance of the Company’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding (1)	$1,914,609	$1,236,958	$882,993	$912,418	$1,166,397
Financial Services	24,910	21,300	10,907	12,456	13,145
Total revenues from continuing operations	$1,939,519	$1,258,258	$893,900	$924,874	$1,179,542

Pretax income (loss):
Homebuilding (1)(2)	$246,269	$67,645	$(18,156)	$(14,001)	$(111,068)
Financial Services	11,429	10,542	1,683	1,720	1,586
Pretax income (loss) from continuing operations	$257,698	$78,187	$(16,473)	$(12,281)	$(109,482)
Net income (loss):
Income (loss) from continuing operations (3)	$188,715	$531,421	$(16,417)	$(11,724)	$(13,217)
Loss from discontinued operations	―	―	―	―	(569)
Net income (loss)	$188,715	$531,421	$(16,417)	$(11,724)	$(13,786)

Basic income (loss) per common share:
Continuing operations	$0.52	$1.52	$(0.05)	$(0.05)	$(0.06)
Discontinued operations	―	―	―	―	―
Basic income (loss) per common share	$0.52	$1.52	$(0.05)	$(0.05)	$(0.06)

Diluted income (loss) per common share:
Continuing operations	$0.47	$1.44	$(0.05)	$(0.05)	$(0.06)
Discontinued operations	―	―	―	―	―
Diluted income (loss) per common share	$0.47	$1.44	$(0.05)	$(0.05)	$(0.06)

Weighted average common shares outstanding:
Basic	253,118,247	201,953,799	193,909,714	105,202,857	95,623,851
Diluted	291,173,953	220,518,897	193,909,714	105,202,857	95,623,851

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	110,826,557	147,812,786	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	402,000,510	368,331,683	341,722,500	253,015,643	243,436,637

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)	$376,949	$366,808	$438,157	$748,754	$602,222
Inventories owned (1)	$2,536,102	$1,971,418	$1,477,239	$1,181,697	$986,322
Total assets	$3,662,105	$3,113,074	$2,200,383	$2,133,123	$1,861,011
Homebuilding debt	$1,839,595	$1,542,018	$1,324,948	$1,320,254	$1,158,626
Financial services debt	$100,867	$92,159	$46,808	$30,344	$40,995
Stockholders' equity	$1,468,960	$1,255,816	$623,754	$621,862	$435,798
Stockholders' equity per common share (4)	$5.29	$5.89	$3.20	$3.23	$4.30
Pro forma stockholders' equity per common share (5)	$4.02	$3.48	$1.82	$1.83	$1.75

(1)	Excludes our Tucson and San Antonio divisions, which were classified as discontinued operations in 2009.
(2)
Homebuilding pretax income (loss) for 2011, 2010 and 2009 includes pretax impairment charges totaling $13.2 million, $2.3 million and $68.6 million, respectively. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 4 of the accompanying Consolidated Financial Statements for further discussion.

(3)
Net income for 2012 includes a $454 million income tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.  Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 11 of the accompanying Consolidated Financial Statements for further discussion.

(4)
At December 31, 2011, 2010 and 2009, common shares outstanding exclude 3.9 million shares issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007.  On October 11, 2012, the remaining 3.9 million shares outstanding under the share lending facility were returned to us and no shares under the share lending facility remain outstanding.  In addition, at December 31, 2012, 2011, 2010 and 2009, common shares outstanding exclude 147.8 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC (“MP CA Homes”).  On May 20, 2013, MP CA Homes converted 183,000 shares of our preferred stock into 60 million shares of our common stock.  As a result, at December 31, 2013, common shares outstanding exclude 87.8 million common equivalent shares issuable upon conversion of preferred shares outstanding.

(5)
At December 31, 2012, 2011, 2010 and 2009, pro forma common shares outstanding include 147.8 million common equivalent shares issuable upon conversion of preferred shares outstanding.  As a result of the conversion of preferred shares by MP CA Homes described above, at December 31, 2013, pro forma common shares outstanding include 87.8 million common equivalent shares issuable upon conversion of preferred shares outstanding.  In addition, at December 31, 2011, 2010 and 2009, pro forma common shares outstanding exclude 3.9 million shares issued under the share lending facility related to our 6% convertible senior subordinated notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
Selected Financial Information

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,898,989	$1,190,252	$882,094
Land sale revenues	15,620	46,706	899
Total revenues	1,914,609	1,236,958	882,993
Cost of home sales	(1,431,797)	(946,630)	(719,893)
Cost of land sales	(13,616)	(46,654)	(903)
Total cost of sales	(1,445,413)	(993,284)	(720,796)
Gross margin	469,196	243,674	162,197
Gross margin percentage	24.5%	19.7%	18.4%
Selling, general and administrative expenses	(230,691)	(172,207)	(154,375)
Income (loss) from unconsolidated joint ventures	949	(2,090)	207
Interest expense	―	(6,396)	(25,168)
Other income (expense)	6,815	4,664	(1,017)
Homebuilding pretax income (loss)	246,269	67,645	(18,156)
Financial Services:
Revenues	24,910	21,300	10,907
Expenses	(14,159)	(11,062)	(9,401)
Other income	678	304	177
Financial services pretax income	11,429	10,542	1,683
Income (loss) before income taxes	257,698	78,187	(16,473)
(Provision) benefit for income taxes	(68,983)	453,234	56
Net income (loss)	188,715	531,421	(16,417)
Less: Net (income) loss allocated to preferred shareholder	(57,386)	(224,408)	7,101
Less: Net (income) loss allocated to unvested restricted stock	(265)	(410)	―
Net income (loss) available to common stockholders	$131,064	$306,603	$(9,316)

Income (Loss) per common share:
Basic	$0.52	$1.52	$(0.05)
Diluted	$0.47	$1.44	$(0.05)

Weighted average common shares outstanding:
Basic	253,118,247	201,953,799	193,909,714
Diluted	291,173,953	220,518,897	193,909,714

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	110,826,557	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	402,000,510	368,331,683	341,722,500

Net cash provided by (used in) operating activities	$(154,216)	$(283,116)	$(322,613)
Net cash provided by (used in) investing activities	$(143,857)	$(105,205)	$(8,313)
Net cash provided by (used in) financing activities	$314,809	$324,354	$10,077
Adjusted Homebuilding EBITDA (1)	$383,621	$193,903	$105,855

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(154,216)	$(283,116)	$(322,613)
Add:
Provision (benefit) for income taxes	68,983	(453,234)	(56)
Deferred income tax benefit (provision)	(84,214)	454,000	―
Homebuilding interest amortized to cost of sales and interest expense	121,778	110,298	94,804
Less:
Income from financial services subsidiary	10,751	10,238	1,506
Depreciation and amortization from financial services subsidiary	121	108	611
Loss on disposal of property and equipment	17	37	179
Net changes in operating assets and liabilities:
Trade and other receivables	3,244	(801)	5,358
Mortgage loans held for sale	2,543	46,339	43,661
Inventories-owned	415,312	315,639	282,447
Inventories-not owned	43,319	31,551	19,727
Other assets	(965)	(2,618)	(6,212)
Accounts payable	(13,325)	(4,617)	(1,113)
Accrued liabilities	(7,949)	(9,155)	(7,852)
Adjusted Homebuilding EBITDA	$383,621	$193,903	$105,855

Overview

We are focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  The execution of this move-up strategy, coupled with the lift we experienced from improved market conditions, drove the strong financial performance we achieved in 2013, the fourth most profitable year in the Company’s nearly 50-year history.  We reported net income of $188.7 million, or $0.47 per diluted share, for 2013 (2013 net income included the aggregate income tax benefit of $30.6 million related primarily to the partial reversal of our deferred tax asset valuation allowance and the reversal of our liability for unrecognized tax benefits during the year), compared to net income of $531.4 million, or $1.44 per diluted share for 2012 (2012 net income included the $454 million tax benefit we received in 2012 from the reversal of a significant portion of our deferred tax asset valuation allowance), and a net loss of $16.4 million, or $0.05 per share, for 2011.  Homebuilding pretax income for 2013 was $246.3 million, compared to $67.6 million in 2012 and a loss of $18.2 million in 2011.  2013 homebuilding revenues, new home deliveries, net new orders and homes in backlog were up 55%, 40%, 22% and 21%, respectively, as compared to 2012, and our average selling price of homes delivered was $413 thousand, a 14% increase from the prior year.  Our gross margin from home sales rose to 24.6% for 2013, a 410 basis point increase compared to 2012 and our operating margin from home sales for 2013 was 12.5%, a 650 basis point increase compared to 2012.

We ended 2013 with $376.9 million of homebuilding cash (including $21.5 million of restricted cash), compared to $366.8 million (including $26.9 million of restricted cash) at the end of the prior year.  Net cash used in operating activities during 2013 was $154.2 million compared to $283.1 million in 2012.  The lower level of cash used in operating activities for 2013 as compared to the prior year was driven primarily by a 55% increase in homebuilding revenues, partially offset by a $77.4 million increase in cash land purchase and development costs.  Cash flows from financing activities for 2013 included $296 million of net proceeds from a senior notes offering during the 2013 third quarter.  In October 2013, we amended our revolving credit facility to, among other things, increase the total aggregate commitment to $470 million.  Tranche B of the revolver matures on February 28, 2014, at which time the total aggregate commitment and the accordion feature will be reduced to $440 million and $520 million, respectively.

Homebuilding

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Homebuilding revenues:
California		$1,006,572		$699,672	$506,002
Southwest		411,967		248,421	190,622
Southeast		496,070		288,865	186,369
Total homebuilding revenues		$1,914,609		$1,236,958	$882,993

Homebuilding pretax income (loss):
California		$164,805		$46,491	$6,310
Southwest		42,792		12,852	(12,345)
Southeast		38,672		8,302	(12,121)
Total homebuilding pretax income (loss)		$246,269		$67,645	$(18,156)

Homebuilding inventory impairment charges (1):
California	$	―	$	―	$9,490
Southwest		―		―	2,878
Southeast		―		―	821
Total homebuilding inventory impairment charges	$	―	$	―	$13,189

	As of December 31,
	2013	2012	2011
	(Dollars in thousands)
Total Assets:
California	$1,344,605	$1,192,249	$985,560
Southwest	641,711	496,902	355,060
Southeast	785,988	438,122	294,996
Corporate	740,950	842,705	473,971
Total homebuilding	3,513,254	2,969,978	2,109,587
Financial services	148,851	143,096	90,796
Total Assets	$3,662,105	$3,113,074	$2,200,383

(1)	Inventory impairment charges are included in cost of sales in the accompanying consolidated statements of operations.

For 2013, we generated homebuilding pretax income of $246.3 million compared to $67.6 million in 2012.  This improvement was primarily the result of a 40% increase in new home deliveries, an increase in gross margin from home sales, a $6.4 million decrease in interest expense and the operating leverage inherent in our business.

For 2012, we generated homebuilding pretax income of $67.6 million compared to a pretax loss of $18.2 million in 2011.  This improvement was primarily the result of a 30% increase in new home deliveries, a $13.2 million decrease in asset impairment charges, an increase in gross margin from home sales, an $18.8 million decrease in interest expense and our operating leverage.

Revenues

Homebuilding revenues for 2013 increased 55% from 2012 as a result of a 40% increase in new home deliveries and a 14% increase in our consolidated average home price to $413 thousand, partially offset by a $31.1 million decrease in land sale revenues.  Homebuilding revenues for 2012 increased 40% from 2011 as a result of a 30% increase in new home deliveries, a $45.8 million increase in land sale revenues and a 4% increase in our consolidated average home price to $362 thousand.

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
New homes delivered:
California	1,762	35%	1,304	34%	975
Arizona	258	4%	247	46%	169
Texas	669	42%	472	12%	420
Colorado	168	47%	114	18%	97
Nevada	―	(100%)	9	(40%)	15
Total Southwest	1,095	30%	842	20%	701
Florida	1,027	77%	581	30%	446
Carolinas	718	27%	564	39%	406
Total Southeast	1,745	52%	1,145	34%	852
Total	4,602	40%	3,291	30%	2,528

    New home deliveries increased 40% in 2013 as compared to the prior year, driven largely by a 106% increase in the number of homes in backlog at the beginning of the year as compared to the year earlier period and a 22% increase in net new orders, partially offset by a decrease in speculative homes sold and closed during the year.  New home deliveries increased 30% in 2012 compared to 2011, driven largely by a 64% increase in the number of homes in backlog at the beginning of the year as compared to the year earlier period and a 44% increase in net new orders.

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$565	12%	$506	(3%)	$519
Arizona	280	31%	213	5%	202
Texas	393	24%	318	9%	292
Colorado	450	16%	388	26%	308
Nevada	―	―	192	1%	190
Total Southwest	375	27%	295	9%	271
Florida	279	13%	247	19%	208
Carolinas	289	17%	247	7%	231
Total Southeast	283	15%	247	13%	219
Total	$413	14%	$362	4%	$349

During 2013, our consolidated average home price increased 14% to $413 thousand as compared to $362 thousand for 2012.  This increase was largely due to higher average home prices within the majority of our markets and a decrease in the use of sales incentives.  During 2012, our consolidated average home price increased 4% to $362 thousand as compared to $349 thousand for 2011.  This increase was largely due to higher average home prices within most of our markets, partially offset by lower average home prices in California compared to 2011.

Gross Margin

Our 2013 gross margin percentage from home sales was 24.6%, up 410 basis points from 20.5% in 2012.  This 410 basis point increase resulted primarily from price increases, a higher proportion of deliveries from our profitable new communities, and improved margins from speculative homes sold and delivered during the year.  Our 2012 gross margin percentage from home sales was 20.5%, up 210 basis points from 18.4% in 2011.  This 210 basis point increase resulted primarily from a mix shift to more deliveries from higher margin communities, a decrease in the use of sales incentives, base house price increases at some of our faster selling communities, and the absence of inventory impairments in 2012.

    SG&A Expenses

Our 2013 SG&A expenses (including corporate G&A) were $230.7 million compared to $172.2 million for the prior year.  Despite this increase in dollar amount, our 2013 SG&A rate from home sales was 12.1% versus 14.5% for 2012.  This 240 basis point improvement was primarily the result of a 60% increase in home sale revenues and our operating leverage.  Our 2012 SG&A expenses (including corporate G&A) were $172.2 million compared to $154.4 million for 2011.  Our 2012 SG&A rate from home sales was 14.5% versus 17.5% for 2011.  This 300 basis point improvement was primarily the result of a 35% increase in home sale revenues and our operating leverage.

Interest Expense

During the year ended December 31, 2013, our qualified assets exceeded our debt, and as of December 31, 2013, the amount of our qualified assets in excess of our debt was $430.6 million.  As a result, all of our interest incurred during 2013 was capitalized in accordance with ASC Topic 835, Interest.  During 2012 and 2011, the amount of our debt was in excess of our qualified assets.  As a result, we expensed $6.4 million and $25.2 million of interest costs in 2012 and 2011, respectively.  If our debt exceeds our qualified assets in the future, we will be required to expense a portion of the interest related to such debt.

Other Income (Expense)

Other income (expense) for 2013 was primarily attributable to the receipt of property insurance claim settlements of approximately $10.2 million and interest income of $0.8 million, partially offset by $1.7 million of project abandonment costs and $1.2 million of acquisition-related costs.  Other income (expense) for 2012 was primarily attributable to $4.1 million received in connection with a property insurance claim settlement and $1.1 million of interest income.

Operating Data

	Year Ended December 31,
	2013	% Change	% Absorption Change (1)	2012	% Change	% Absorption Change (1)	2011
Net new orders (2):
California	1,718	9%	14%	1,570	52%	52%	1,030
Arizona	286	7%	(17%)	267	41%	81%	190
Texas	755	43%	(3%)	527	12%	12%	470
Colorado	201	29%	13%	156	56%	11%	100
Nevada	―	(100%)	―	6	(40%)	―	10
Total Southwest	1,242	30%	(5%)	956	24%	28%	770
Florida	1,165	48%	34%	785	45%	49%	541
Carolinas	773	10%	24%	703	55%	33%	454
Total Southeast	1,938	30%	30%	1,488	50%	41%	995
Total	4,898	22%	14%	4,014	44%	41%	2,795

(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
Average number of selling communities during the year:
California	47	(4%)	49	―	49
Arizona	9	29%	7	(22%)	9
Texas	31	48%	21	―	21
Colorado	8	14%	7	40%	5
Nevada	―	―	―	(100%)	1
Total Southwest	48	37%	35	(3%)	36
Florida	40	11%	36	(3%)	37
Carolinas	31	(11%)	35	17%	30
Total Southeast	71	―	71	6%	67
Total	166	7%	155	2%	152

Net new orders for 2013 increased 22% from the prior year on a 7% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.5 per community for 2013, up from 2.2 for 2012.  During the 2013 fourth quarter our monthly sales absorption rate was 1.7 per community, compared to 2.2 in both the 2012 fourth quarter and the 2013 third quarter.  The 23% decrease in sales absorption rate from the 2013 third to fourth quarter is slightly higher than the seasonality we typically experience in our business, and the decrease in sales absorption rate from the 2012 fourth quarter reflected the more tempered selling conditions we experienced during the 2013 fourth quarter as well as our continued emphasis on margin over sales pace.  Our consolidated cancellation rate for 2013 was 15% compared to 13% for 2012, and was 21% for the 2013 fourth quarter compared to 15% for the 2012 fourth quarter.  Our 2013 fourth quarter cancellation rate was consistent with our average historical cancellation rate over the last 10 years.

Net new orders for 2012 increased 44% from 2011 on a 2% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.2 per community for 2012, up from 1.5 for 2011.  Our consolidated cancellation rate for 2012 was 13% compared to 16% for 2011.

	As of December 31,
	2013		2012		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	396	$262,097	440	$218,115	(10%)	20%
Arizona	105	35,846	77	19,178	36%	87%
Texas	290	134,583	204	78,468	42%	72%
Colorado	108	54,946	75	32,230	44%	70%
Total Southwest	503	225,375	356	129,876	41%	74%
Florida	504	215,312	366	95,264	38%	126%
Carolinas	297	97,710	242	72,214	23%	35%
Total Southeast	801	313,022	608	167,478	32%	87%
Total	1,700	$800,494	1,404	$515,469	21%	55%

The dollar value of our backlog as of December 31, 2013 increased 55% from 2012 to $800.5 million.  The increase in backlog value from 2012 reflects the increase in order activity experienced during 2013 and a 28% increase in our consolidated average home price in backlog to $471 thousand.  The higher average home price in our backlog as of December 31, 2013 compared to the prior year reflected price increases within the majority of our markets, resulting from the continued execution of our move-up homebuyer focused strategy and pricing opportunities in select markets.

	At December 31,
	2013	% Change	2012	% Change	2011
Homesites owned and controlled:
California	9,638	(6%)	10,288	11%	9,230
Arizona	2,351	20%	1,965	5%	1,872
Texas	4,607	(10%)	5,129	21%	4,232
Colorado	1,307	65%	792	15%	690
Nevada	1,124	―	1,124	(1%)	1,133
Total Southwest	9,389	4%	9,010	14%	7,927
Florida	11,461	40%	8,159	29%	6,323
Carolinas	4,687	42%	3,310	12%	2,964
Total Southeast	16,148	41%	11,469	23%	9,287
Total (including joint ventures)	35,175	14%	30,767	16%	26,444

Homesites owned	27,733	9%	25,475	27%	20,035
Homesites optioned or subject to contract	7,047	51%	4,681	(10%)	5,183
Joint venture homesites (1)	395	(35%)	611	(50%)	1,226
Total (including joint ventures) (1)	35,175	14%	30,767	16%	26,444

(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of December 31, 2013 increased 14% from 2012.  We purchased $493.6 million of land (6,911 homesites) during 2013, of which 37% (based on homesites) was located in Florida, 23% in the Carolinas, 19% in California and 12% in Texas, with the balance spread throughout our other markets.  During 2012, we purchased $542.1 million of land (9,344 homesites), of which 39% (based on homesites) was located in California, 25% in Florida, 18% in the Carolinas and 12% in Texas, with the balance spread throughout the Company’s other operations.  As of December 31, 2013, we owned or controlled 35,175 homesites, of which 22,790 are owned and actively selling or under development, 7,442 are controlled or under option, and the remaining 4,943 homesites are held for future development or for sale.

	At December 31,
	2013	% Change	2012	% Change	2011
Homes under construction and speculative homes:
Homes under construction (excluding specs)	1,130	17%	963	147%	390
Speculative homes under construction	871	43%	611	11%	550
Total homes under construction	2,001	27%	1,574	67%	940

Completed and unsold homes (excluding models)	327	52%	215	(44%)	383

    Total homes under construction (excluding specs) as of December 31, 2013 increased 17% compared to December 31, 2012, primarily the result of the 21% increase in homes in backlog.  During 2013, we strategically increased our speculative homes under construction.  As a result of this strategy, in addition to a lower percentage of beginning completed and unsold homes sold and closed during the 2013 fourth quarter compared to the prior year period, the number of completed unsold homes as of December 31, 2013 increased 52% from the year earlier period.

    Financial Services

For 2013, our financial services subsidiary generated pretax income of $10.8 million compared to $10.2 million in 2012.  The increase in 2013 was driven by a 45% increase in the dollar volume of loans closed and sold and a decrease in loan loss expense related to indemnification and repurchase allowances, from approximately $1.0 million for 2012 to $0 for 2013.  These changes were partially offset by lower margins on loan closed and sold, a $0.5 million increase in loan loss expense (net of recoveries) related to allowances for loans held for investment, and an increase in personnel expenses as a result of higher production levels in 2013.

For 2012, our financial services subsidiary generated pretax income of $10.2 million compared to $1.5 million in 2011.  The increase in 2012 was driven by a 44% increase in the dollar volume of loans closed and sold, a decrease in loan loss expense related to indemnification and repurchase allowances, from approximately $4.3 million for 2011 to $1.0 million for 2012, and a $0.9 million decrease in loan loss expense (net of recoveries) related to allowances for loans held for investment.  These changes were partially offset by an increase in personnel expenses as a result of higher production levels in 2012.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Total Originations:
Loans	2,982	2,352	1,759
Principal	$933,649	$662,400	$464,665
Capture rate	81%	82%	78%

Loans Sold to Third Parties:
Loans	2,994	2,234	1,600
Principal	$925,449	$616,599	$420,550

Mortgage Loan Origination Product Mix:
FHA loans	18%	23%	29%
Other government loans (VA & USDA)	14%	18%	19%
Total government loans	32%	41%	48%
Conforming loans	65%	59%	52%
Jumbo loans	3%	―	―
	100%	100%	100%

Loan Type:
Fixed	96%	98%	95%
ARM	4%	2%	5%

Credit Quality:
Avg. FICO score	744	744	743

Other Data:
Avg. combined LTV ratio	84%	86%	86%
Full documentation loans	100%	100%	100%
Non-Full documentation loans	―	―	―

Income Taxes

    Our 2013 provision for income taxes was $69.0 million, which represented income tax expense of $99.6 million related to our $257.7 million of pretax income, offset by the aggregate income tax benefit of $30.6 million we recognized during the year (comprised primarily of $12.2 million related to the reversal of our deferred tax asset valuation allowance attributable to the expiration of Internal Revenue Code Section 382 limitations, $16.1 million related to the reversal of our liability for unrecognized tax benefits due to the expiration of the applicable statute of limitations and $1.0 million related to the reversal of our deferred tax asset valuation allowance attributable to state net operating loss carryforwards).  As of December 31, 2013, we had a $380.0 million deferred tax asset which was offset by a valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $125.5 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $254.5 million balance of the deferred tax asset is not subject to such limitations.

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

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  ASC 740 requires an assessment of available positive and negative evidence and, if the available positive evidence outweighs the available negative evidence, such that we are able to conclude that it is more likely than not (likelihood of more than 50%) that our deferred tax asset will be realized, we are required to reverse any corresponding deferred tax asset valuation allowance.

During the 2012 fourth quarter we conducted such an analysis and, based on an evaluation of available positive and negative information and our projection of the income we expected to generate in future years, we concluded that it was more likely than not that most of our deferred tax asset would be realized. As a result, in accordance with ASC 740, we recognized a $453.2 million income tax benefit that resulted from the reversal of all but $22.7 million of our deferred tax asset valuation allowance.  Of the remaining valuation allowance as of December 31, 2012, $12.2 million related primarily to potential Section 382 limitations that expired during June 2013 (this portion of our deferred tax asset valuation allowance was reversed as of June 30, 2013), and $10.5 million related to net operating loss carryforwards in certain states that are limited by shorter carryforward periods.

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

Taking all of the foregoing information into account, our analysis revealed that, even if new home sales were to continue at the historically low pace experienced during 2012 and we were unable to achieve pre-tax income in excess of the $78 million in pre-tax income we experienced during 2012 (which our projections indicated would not be the case—we note that we earned $257.7 million in pre-tax income during 2013 allowing us to utilize approximately $76 million of our deferred tax asset related to net operating loss carryforwards and our current projections indicate we will use a significant portion of the deferred tax asset over the next five years), we would still be able to fully utilize the portion of our deferred tax asset with respect to which we reversed the valuation allowance.  This fact, coupled with the other positive evidence described above, in our view significantly outweighed the available negative evidence and required us to conclude, in accordance with ASC 740, that it was more likely than not that the majority of our deferred tax asset at December 31, 2012 would be realized.

During the 2013 fourth quarter, we recorded a $5.9 million reduction of the valuation allowance related to state net operating loss carryforwards, $1.0 million of which represented an income tax benefit related to state net operating loss carryforwards that we utilized during 2013, and as a result,we concluded were more likely than not realizable, and $4.9 million of which represented a corresponding reduction of the deferred tax asset related to state net operating loss carryforwards that expired without being utilized.  We continue to evaluate our deferred tax asset on a quarterly basis and note that, if economic conditions were to change such that we earn less taxable income than the amounts described above required to fully utilize our deferred tax asset, a portion of the asset may expire unused.  See Note 11 to our accompanying consolidated financial statements for further discussion.

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

For the year ended December 31, 2013, we used $154.2 million of cash in operating activities versus $283.1 million in the year earlier period.  The decrease in cash used in operating activities as compared to the prior year period was driven primarily by a 55% increase in homebuilding revenues, partially offset by a $77.4 million increase in cash land purchase and development costs.  Cash flows used in investing activities for 2013 included the acquisition of approximately 30 current and future communities from a homebuilder in the Southeast during the 2013 second quarter.  Cash flows from financing activities for 2013 included $296 million of net proceeds from a senior notes offering during the 2013 third quarter.  As of December 31, 2013, our homebuilding cash balance was $376.9 million (including $21.5 million of restricted cash).

Revolving Credit Facility. During the 2013 third quarter, we amended our unsecured revolving credit facility (the “Revolving Facility”) to, among other things, eliminate the borrowing base and modify the mandatory repayment requirement.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased subject to the availability of additional bank commitments and certain other conditions.  On October 24, 2013, we utilized the accordion feature to add $120 million to the aggregate amount committed under the facility, increasing the total commitment to $470 million, of which $440 million of the facility matures in October 2015 and $30 million matures on February 28, 2014.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2013	Covenant Requirements at December 31, 2013
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,467.2	≥ $871.9
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.05	≤ 2.50
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.25	≤ 1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$312.0	≥ $127.1
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.81	≥ 1.00
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$259.3	≤ $593.5
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤ $470.0
______________________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.25 beginning with the period ending March 31, 2014, and decreases to 2.00 for the period ending March 31, 2015 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
Under the liquidity and interest coverage ratio covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.

(5)	This covenant requirement increases to 1.25 beginning with the quarter ending March 31, 2014. Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of December 31, 2013 our availability under the Revolving Facility was $470 million.

Letter of Credit Facilities.  As of December 31, 2013, we were party to three committed letter of credit facilities totaling $26 million, of which $4.0 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2014 to October 2016.  In addition, as of such date, we also had $16.7 million outstanding under an uncommitted letter of credit facility.  As of December 31, 2013 these facilities were secured by cash collateral deposits of $21.0 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of December 31, 2013, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

December 31, 2013
(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971
7% Senior Notes due August 2015	29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
6¼% Senior Notes due December 2021	300,000
1¼% Convertible Senior Notes due August 2032	253,000
$1,842,760

These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).

    As of December 31, 2013, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at December 31, 2013	Covenant Requirements at December 31, 2013

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.17	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.53	≥ 2.00

    In August 2013, the Company issued $300 million in aggregate principal amount of 6¼% Senior Notes due 2021, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The proceeds were used for general corporate purposes.

    In July 2012, the Company issued $253 million in aggregate principal amount of 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”).  The Convertible Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes bear interest at a rate of 1¼% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their Convertible Notes at any time into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

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

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements”, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2013, only one joint venture had $30.0 million of bank debt outstanding.  This joint venture bank debt was non-recourse to us.

    Secured Project Debt and Other Notes Payable. At December 31, 2013, we had $6.4 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At December 31, 2013, we had $100.9 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of December 31, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At December 31, 2013, we had approximately $448.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $274.7 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the years ended December 31, 2013, 2012 and 2011.

    Leverage.  Our homebuilding debt to total book capitalization as of December 31, 2013 was 55.6% and our adjusted net homebuilding debt to adjusted total book capitalization was 49.9%.  In addition as of December 31, 2013 and 2012, our homebuilding debt to adjusted homebuilding EBITDA was 4.8x and 8.0x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 3.8x and 6.1x, respectively.  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2013, including estimated cash payments due by period.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$1,849,111	$8,631	$311,591	$575,889	$953,000
Long-term debt interest payments	746,691	136,228	260,192	177,124	173,147
Operating leases (2)	11,263	3,479	5,482	2,302	―
Purchase obligations (3)	406,301	253,367	100,540	52,394	―
Total	$3,013,366	$401,705	$677,805	$807,709	$1,126,147
______________________________
(1)
Long-term debt represents senior and convertible senior notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 6 in our accompanying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 10.f. in our accompanying consolidated financial statements.
(3)
Purchase obligations represent commitments (net of deposits) for land purchase and option contracts with non-refundable deposits. For a more detailed description of our land purchase and option contracts, please see “Off-Balance Sheet Arrangements” below and Note 10.a. in our accompanying consolidated financial statements.

At December 31, 2013, we had mortgage repurchase facilities with two lenders totaling $200 million, and had $100.9 million outstanding under these facilities.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require us to provide a cash deposit or deliver a letter of credit in favor of the seller, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the near-term use of funds from our corporate financing sources.  Option contracts generally require us to provide a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2013, we had non-refundable cash deposits outstanding of approximately $39.9 million and capitalized pre-acquisition and other development and construction costs of approximately $2.9 million relating to land purchase and option contracts having a total remaining purchase price of approximately $406.3 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2013, we held membership interests in 20 homebuilding and land development joint ventures, of which eight were active and 12 were inactive or winding down.  As of such date, only one joint venture had $30 million of project specific debt outstanding.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2014.  As of December 31, 2013, we had $2.7 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in ASC 280, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in ASC 280, such as similar product types, production processes and methods of distribution.

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in Texas.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under “Financial Services.”

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  A substantial portion of the expenses incurred by Corporate are allocated to each of our operating divisions based on their respective percentage of revenues.

Inventories and Impairments

Inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of any impairment losses.  We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories.  Field construction supervision and related direct overhead are also included in the capitalized cost of inventories.  Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value.

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

Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements.  Our outstanding share-based awards include stock options, stock appreciation rights, restricted and unrestricted stock, and performance share awards.  The fair value of stock options and stock appreciation rights that vest based on time is calculated by using the Black-Scholes option-pricing model and the fair value of stock appreciation rights that vest based on market performance is calculated by using a lattice model.  The fair value of restricted stock, unrestricted stock and performance share awards is based on the market value of our common stock as of the grant date.  The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions and involves a number of variables.  These variables include, but are not limited to:  expected stock-price volatility over the term of the awards and expected stock option exercise behavior.  Additionally, judgment is required in estimating the number of share-based awards that are expected to be forfeited and, in the case of performance share awards, the level of performance that will be achieved and the number of shares that will be earned.  If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be significantly impacted.

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

During the 2012 fourth quarter we conducted such an analysis and, based on an evaluation of available positive and negative information and our projection of the income we expected to generate in future years, we concluded that it was more likely than not that most of our deferred tax asset would be realized.  As a result, in accordance with ASC Topic 740, we recognized a $453.2 million income tax benefit that resulted from the reversal of all but $22.7 million of our deferred tax asset valuation allowance.  Of the remaining valuation allowance as of December 31, 2012, $12.2 million related primarily to potential Section 382 limitations that expired during June 2013 (this portion of our deferred tax asset valuation allowance was reversed as of June 30, 2013), and $10.5 million related to net operating loss carryforwards in certain states that are limited by shorter carryforward periods.  During the 2013 fourth quarter, the Company recorded a $5.9 million reduction of the valuation allowance related to state net operating loss carryforwards, $1.0 million of which represented an income tax benefit related to state net operating loss carryforwards that the Company concluded were more likely than not realizable and $4.9 million of which represented a corresponding reduction of the deferred tax asset related to state net operating loss carryforwards that expired without being utilized.

As of December 31, 2013, the remaining valuation allowance of $4.6 million relates to state net operating loss carryforwards that are limited by shorter carryforward periods.  To the extent that we conclude that it is more likely than not that the remaining valuation allowance will be utilized, we will be able to reduce our effective tax rate, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any significant future operating losses generated by us in the near term may increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we enter into a cumulative loss position as described in ASC 740.

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

Recent Accounting Pronouncements

See Note 2.u. in our accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our strategy;
•	our plans to continue to make substantial investments in land;
•	our belief that the housing market is recovering;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the impact of future market rate risks on our financial assets and borrowings;
•	our expectation to convert year-end backlog in 2014;
•	the sufficiency of our warranty and other reserves;
•	our expected equity award forfeiture rates;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the sufficiency of our liquidity to implement our strategy and our ability to access additional capital and renew existing credit facilities;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	seasonal trends relating to our operating and leverage levels;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto;
•	our intention of not paying dividends;
•	our plans to enhance revenue while maintaining an appropriate sales pace;
•	our plans to concentrate operations and capital in growing markets;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the risks described in this Annual Report under the heading “Risk Factors,” which are incorporated by reference herein.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2013.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of December 31, 2013, Standard Pacific Mortgage had approximately $121.5 million in closed mortgage loans held for sale and $65.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale, mortgage loans held for investment and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of mortgage loans held for investment is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition. The fair value of our variable rate debt, which consists of our mortgage credit facilities, is based on quoted market prices for the same or similar instruments as of December 31, 2013.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and convertible senior notes payable.  The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  The fair values of our senior notes payable and convertible senior notes payable are based on their quoted market prices as of December 31, 2013.

	Expected Maturity Date
													Estimated
December 31,	2014	2015		2016		2017		2018		Thereafter		Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$121,491	$	―	$	―	$	―	$	―	$	―	$121,491	$124,184
Average interest rate	4.1%
Mortgage loans held for
investment, net	$244		$257		$270		$284		$294		$10,871	$12,220	$12,220
Average interest rate	5.0%		5.1%		5.1%		5.1%		5.1%		5.1%	5.1%

Liabilities:
Fixed rate debt	$8,631		$30,772		$280,819		$658		$575,231		$953,000	$1,849,111	$2,171,544
Average interest rate	5.9%		7.0%		10.7%		7.5%		8.4%		5.8%	7.4%

Variable rate debt	$100,867	$	―	$	―	$	―	$	―	$	―	$100,867	$100,867
Average interest rate	2.9%

Off-Balance Sheet Financial
Instruments:

Commitments to originate
mortgage loans:
Notional amount	$65,129	$	―	$	―	$	―	$	―	$	―	$65,129	$65,120
Average interest rate	4.4%
______________________________
(1)	All of the amounts presented in this line item reflect the expected 2014 disposition of the loans rather than the actual scheduled maturity dates of these mortgages.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Standard Pacific Corp:

We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

                                   /s/ Ernst & Young LLP

Irvine, California
February 24, 2014

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)

Homebuilding:
Home sale revenues	$1,898,989	$1,190,252	$882,094
Land sale revenues	15,620	46,706	899
Total revenues	1,914,609	1,236,958	882,993
Cost of home sales	(1,431,797)	(946,630)	(719,893)
Cost of land sales	(13,616)	(46,654)	(903)
Total cost of sales	(1,445,413)	(993,284)	(720,796)
Gross margin	469,196	243,674	162,197
Selling, general and administrative expenses	(230,691)	(172,207)	(154,375)
Income (loss) from unconsolidated joint ventures	949	(2,090)	207
Interest expense	―	(6,396)	(25,168)
Other income (expense)	6,815	4,664	(1,017)
Homebuilding pretax income (loss)	246,269	67,645	(18,156)
Financial Services:
Revenues	24,910	21,300	10,907
Expenses	(14,159)	(11,062)	(9,401)
Other income	678	304	177
Financial services pretax income	11,429	10,542	1,683

Income (loss) before income taxes	257,698	78,187	(16,473)
(Provision) benefit for income taxes	(68,983)	453,234	56
Net income (loss)	188,715	531,421	(16,417)
Less: Net (income) loss allocated to preferred shareholder	(57,386)	(224,408)	7,101
Less: Net (income) loss allocated to unvested restricted stock	(265)	(410)	―
Net income (loss) available to common stockholders	$131,064	$306,603	$(9,316)

Income (Loss) per common share:
Basic	$0.52	$1.52	$(0.05)
Diluted	$0.47	$1.44	$(0.05)

Weighted average common shares outstanding:
Basic	253,118,247	201,953,799	193,909,714
Diluted	291,173,953	220,518,897	193,909,714

Weighted average additional common shares outstanding
if preferred shares converted to common shares	110,826,557	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	402,000,510	368,331,683	341,722,500

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Net income (loss)	$188,715	$531,421	$(16,417)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	2,228	6,419	6,402
Total comprehensive income (loss)	$190,943	$537,840	$(10,015)

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$355,489	$339,908
Restricted cash	21,460	26,900
Trade and other receivables	14,431	10,724
Inventories:
Owned	2,536,102	1,971,418
Not owned	98,341	71,295
Investments in unconsolidated joint ventures	66,054	52,443
Deferred income taxes, net of valuation allowance of $4,591 and $22,696 at
December 31, 2013 and 2012, respectively	375,400	455,372
Other assets	45,977	41,918
Total Homebuilding Assets	3,513,254	2,969,978
Financial Services:
Cash and equivalents	7,802	6,647
Restricted cash	1,295	2,420
Mortgage loans held for sale, net	122,031	119,549
Mortgage loans held for investment, net	12,220	9,923
Other assets	5,503	4,557
Total Financial Services Assets	148,851	143,096
Total Assets	$3,662,105	$3,113,074

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$35,771	$22,446
Accrued liabilities	214,266	198,144
Secured project debt and other notes payable	6,351	11,516
Senior notes payable	1,833,244	1,530,502
Total Homebuilding Liabilities	2,089,632	1,762,608
Financial Services:
Accounts payable and other liabilities	2,646	2,491
Mortgage credit facilities	100,867	92,159
Total Financial Services Liabilities	103,513	94,650
Total Liabilities	2,193,145	1,857,258

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 and 450,829 shares
issued and outstanding at December 31, 2013 and 2012, respectively	3	5
Common stock, $0.01 par value; 600,000,000 shares authorized; 277,618,177 and
213,245,488 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,776	2,132
Additional paid-in capital	1,354,814	1,333,255
Accumulated earnings (deficit)	111,367	(77,348)
Accumulated other comprehensive loss, net of tax	―	(2,228)
Total Equity	1,468,960	1,255,816
Total Liabilities and Equity	$3,662,105	$3,113,074

The accompanying notes are an integral part of these consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2012 and 2013	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	(Dollars in thousands)

Balance, December 31, 2010	450,829	$5	196,641,551	$1,966	$1,227,292	$(592,352)		$(15,049)	$621,862
Net loss	―	―	―	―	―	(16,417)		―	(16,417)
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―		6,402	6,402
Total comprehensive loss									(10,015)
Stock issuances under employee
plans, including income tax
benefits	―	―	1,921,722	19	4,453	―		―	4,472
Issuance costs in connection with
exercise of Warrant for
common stock	―	―	―	―	(324)	―		―	(324)
Amortization of stock-based
compensation	―	―	―	―	7,759	―		―	7,759
Balance, December 31, 2011	450,829	5	198,563,273	1,985	1,239,180	(608,769)		(8,647)	623,754
Net income	―	―	―	―	―	531,421		―	531,421
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―		6,419	6,419
Total comprehensive income									537,840
Stock issuances under employee
plans, including income tax
benefits	―	―	5,224,948	52	15,172	―		―	15,224
Issuance of common stock in
connection with equity offering,
net of issuance costs	―	―	13,377,171	134	71,713	―		―	71,847
Common stock returned under
share lending facility	―	―	(3,919,904)	(39)	39	―		―	―
Amortization of stock-based
compensation	―	―	―	―	7,151	―		―	7,151
Balance, December 31, 2012	450,829	5	213,245,488	2,132	1,333,255	(77,348)		(2,228)	1,255,816
Net income	―	―	―	―	―	188,715		―	188,715
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―		2,228	2,228
Total comprehensive income									190,943
Stock issuances under employee
plans, including income tax
benefits	―	―	4,372,689	44	13,492	―		―	13,536
Issuance of common stock in
connection with preferred stock
conversion, net of issuance costs	(183,000)	(2)	60,000,000	600	(948)	―		―	(350)
Amortization of stock-based
compensation	―	―	―	―	9,015	―		―	9,015
Balance, December 31, 2013	267,829	$3	277,618,177	$2,776	$1,354,814	$111,367	$	―	$1,468,960

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$188,715	$531,421	$(16,417)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
(Income) loss from unconsolidated joint ventures	(949)	2,090	(207)
Cash distributions of income from unconsolidated joint ventures	3,375	3,910	20
Depreciation and amortization	3,576	2,480	3,255
Loss on disposal of property and equipment	17	37	179
Amortization of stock-based compensation	9,015	7,151	11,239
Deferred income tax provision (benefit)	84,214	(454,000)	―
Inventory impairment charges and deposit write-offs	―	133	15,334
Changes in cash and equivalents due to:
Trade and other receivables	(3,244)	801	(5,358)
Mortgage loans held for sale	(2,543)	(46,339)	(43,661)
Inventories - owned	(415,312)	(315,639)	(282,447)
Inventories - not owned	(43,319)	(31,551)	(19,727)
Other assets	965	2,618	6,212
Accounts payable	13,325	4,617	1,113
Accrued liabilities	7,949	9,155	7,852
Net cash provided by (used in) operating activities	(154,216)	(283,116)	(322,613)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(24,328)	(57,458)	(14,689)
Distributions of capital from unconsolidated homebuilding joint ventures	4,763	14,530	8,593
Net cash paid for acquisitions	(116,262)	(60,752)	―
Other investing activities	(8,030)	(1,525)	(2,217)
Net cash provided by (used in) investing activities	(143,857)	(105,205)	(8,313)

Cash Flows From Financing Activities:
Change in restricted cash	6,565	3,347	(1,559)
Principal payments on secured project debt and other notes payable	(8,334)	(866)	(1,207)
Principal payments on senior subordinated notes payable	―	(49,603)	―
Proceeds from the issuance of senior notes payable	300,000	253,000	―
Payment of debt issuance costs	(5,316)	(11,761)	(4,575)
Net proceeds from (payments on) mortgage credit facilities	8,708	45,351	16,464
Proceeds from the issuance of common stock	―	75,849	―
Payment of common stock issuance costs	―	(4,002)	―
Payment of issuance costs in connection with preferred shareholder equity transactions	(350)	―	―
Payment of issuance costs in connection with exercise of Warrant for common stock	―	―	(324)
Proceeds from the exercise of stock options	13,536	13,039	1,278
Net cash provided by (used in) by financing activities	314,809	324,354	10,077

Net increase (decrease) in cash and equivalents	16,736	(63,967)	(320,849)
Cash and equivalents at beginning of year	346,555	410,522	731,371
Cash and equivalents at end of year	$363,291	$346,555	$410,522

Cash and equivalents at end of year	$363,291	$346,555	$410,522
Homebuilding restricted cash at end of year	21,460	26,900	31,372
Financial services restricted cash at end of year	1,295	2,420	1,295
Cash and equivalents and restricted cash at end of year	$386,046	$375,875	$443,189

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

The percentages of our homes delivered by state for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
State	2013	2012	2011
California	38%	40%	38%
Florida	22	18	18
Carolinas	16	17	16
Texas	14	14	16
Arizona	6	8	7
Colorado	4	3	4
Nevada	―	―	1
Total	100%	100%	100%

We generate a significant amount of our revenues and profits in California.

2. Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

h. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience.  Indirect warranty overhead

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  During the years ended December 31, 2013 and 2012, we did not record any warranty adjustments.  During the year ended December 31, 2011 we recorded $2.9 million in reductions to our warranty accrual due to a decrease in our warranty expenditure trends.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Warranty accrual, beginning of the year	$15,514	$17,572	$20,866
Warranty costs accrued during the year	2,495	1,497	2,794
Warranty costs paid during the year	(4,198)	(3,555)	(3,188)
Adjustments to warranty accrual during the year	―	―	(2,900)
Warranty accrual, end of the year	$13,811	$15,514	$17,572

i. Earnings (Loss) Per Common Share

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

For purposes of determining diluted earnings (loss) per common share, basic earnings (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series B Preferred Stock and convertible debt using the if-converted method.  Under the two-class method of calculating diluted earnings (loss) per share, net income is reallocated to common stock, the Series B Preferred stock and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed.  In the computation of diluted earnings (loss) per share, the two-class method and if-converted method for the Series B Preferred Stock resulted in the same earnings (loss) per share amounts as the holder of the Series B Preferred Stock has the same economic rights as the holders of the common stock.  For the year ended December 31, 2011, all dilutive securities were excluded from the calculation as they were anti-dilutive as a result of the net loss for the year.  Shares outstanding under the share lending facility in 2011 were not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower was required to return to us all borrowed shares (or identical shares) upon the maturity of our 6% Convertible Senior Subordinated Notes, which occurred in October 2012.   On October 11, 2012, the remaining 3.9 million shares outstanding under the share lending facility were returned to us.  We cancelled and retired the shares upon receipt and no shares under the share lending facility remain outstanding.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components used in the computation of basic and diluted income (loss) per share.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)

Numerator:
Net income (loss)	$188,715	$531,421	$(16,417)
Less: Net (income) loss allocated to preferred shareholder	(57,386)	(224,408)	7,101
Less: Net (income) loss allocated to unvested restricted stock	(265)	(410)	―
Net income (loss) available to common stockholders for basic
earnings (loss) per common share	131,064	306,603	(9,316)
Effect of dilutive securities:
Net income allocated to preferred shareholder	57,386	224,408	―
Interest on 1¼% convertible senior notes due 2032	899	268	―
Net income (loss) available to common and preferred stock for diluted
earnings (loss) per share	$189,349	$531,279	$(9,316)

Denominator:
Weighted average basic common shares outstanding	253,118,247	201,953,799	193,909,714
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	110,826,557	147,812,786	―
Total weighted average common shares outstanding if preferred shares
converted to common shares	363,944,804	349,766,585	193,909,714
Effect of dilutive securities:
Stock options	6,742,856	5,988,625	―
1¼% convertible senior notes due 2032	31,312,850	12,576,473	―
Weighted average diluted shares outstanding	402,000,510	368,331,683	193,909,714

Income (loss) per share:
Basic	$0.52	$1.52	$(0.05)
Diluted	$0.47	$1.44	$(0.05)

j. Stock-Based Compensation

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

k. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2013, restricted cash included $22.8 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($21.5 million of homebuilding cash and $1.3 million of financial services cash).

l. Mortgage Loans Held for Sale

In accordance with ASC 825, mortgage loans held for sale are recorded at fair value and loan origination and related costs are recognized upon loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase loans or indemnify investors for losses from borrower defaults if, among other things, the loan purchaser’s underwriting guidelines are not met or there is fraud in connection with the loan.  We establish liabilities for such anticipated losses based upon, among other things, an analysis of indemnification and repurchase requests received, an estimate of potential indemnification or repurchase claims not yet received, our historical amount of indemnification payments and repurchases, and losses incurred through the disposition of affected loans.  During the years ended December 31, 2013, 2012 and 2011, we recorded loan loss expense related to indemnification and repurchase allowances of $0, $1.0 million and $4.3 million, respectively.  As

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2013 and 2012, we had indemnity and repurchase allowances related to loans sold of $2.2 million and $3.0 million, respectively.

        m. Mortgage Loans Held for Investment

Mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific allowances are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  As of December 31, 2013 and 2012, we had allowances for loan losses for loans held for investment of $2.3 million and $2.8 million, respectively.

n. Inventories

Inventories consist of land, land under development, homes under construction, completed homes and model homes and are stated at cost, net of any impairment charges.  We capitalize direct carrying costs, including interest, property taxes and related development costs to inventories.  Field construction supervision and related direct overhead are also included in the capitalized cost of inventories.  Direct construction costs are specifically identified and allocated to homes while other common costs, such as land, land improvements and carrying costs, are allocated to homes within a community based upon their anticipated relative sales or fair value.

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

o. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  For the years ended December 31, 2012 and 2011, we expensed $6.4 million, and $25.2 million, respectively, of interest costs related to the portion of our debt in excess of our qualified assets in accordance with ASC 835.   During the year ended December 31, 2013, our qualified assets exceeded our debt, and as a result, our interest incurred during 2013 was capitalized in accordance with ASC 835.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012	2011
	(Dollars in thousands)

Total interest incurred (1)		$140,865	$141,827	$140,905
Less: Interest capitalized to inventories owned		(137,990)	(129,136)	(109,002)
Less: Interest capitalized to investments in unconsolidated joint ventures		(2,875)	(6,295)	(6,735)
Interest expense	$	―	$6,396	$25,168

Interest previously capitalized to inventories owned, included in home cost of home sales		$120,714	$100,683	$69,421
Interest previously capitalized to inventories owned, included in land cost of land sales		$1,064	$3,219	$215
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$441	$843	$876
Interest capitalized in ending inventories owned (2)		$240,734	$221,402	$188,526
Interest capitalized as a percentage of inventories owned		9.5%	11.2%	12.8%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$4,985	$6,921	$9,111
Interest capitalized as a percentage of investments in unconsolidated joint ventures		7.5%	13.2%	11.1%
______________________________
(1)
For the years ended December 31, 2013, 2012 and 2011, interest incurred included the noncash amortization of $3.6 million, $10.4 million and $10.3 million, respectively, of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 2.s. “Derivative Instruments and Hedging Activities”).

(2)
During the years ended December 31, 2013, 2012 and 2011, in connection with lot purchases from our joint ventures, $4.4 million, $7.6 million and $1.2 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.  In addition, during the year ended December 31, 2013, approximately $0.8 million of capitalized interest was included in other expense in connection with the abandonment of a project.

p. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

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

We review inventory projects within our unconsolidated joint ventures for impairments consistent with our real estate inventories described in Note 2.n.  We also review our investments in unconsolidated joint ventures for evidence of an other than temporary decline in value.  To the extent we deem any portion of our investment in unconsolidated joint ventures as not recoverable, we impair our investment accordingly.

q. Income Taxes

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

r. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of December 31, 2013 and 2012 were $64.8 million and $57.2 million, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts

s. Derivative Instruments and Hedging Activities

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

For the years ended December 31, 2013, 2012 and 2011, we recorded after-tax other comprehensive income of $2.2 million, $6.4 million and $6.4 million, respectively, related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, and has been completely amortized as of December 31, 2013.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

t. Accounting for Guarantees

We account for guarantees in accordance with the provisions of ASC Topic 470, Debt (“ASC 470”).  Under ASC 470, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 470 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures.  As of December 31, 2013, these guarantees included, but were not limited to, surety bond indemnities.

u. Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments in ASU 2013-02 were effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance concerns disclosure only and our adoption of this new provision of ASU 2013-02 on January 1, 2013 did not have an impact on our consolidated financial statements.

3. Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in ASC Topic 280, Segment Reporting, our homebuilding operating segments have been grouped into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas.

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in Texas.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under “Financial Services.”

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  All of the expenses incurred by Corporate are allocated to each of our operating divisions based on their respective percentage of revenues.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Homebuilding revenues:
California		$1,006,572		$699,672	$506,002
Southwest		411,967		248,421	190,622
Southeast		496,070		288,865	186,369
Total homebuilding revenues		$1,914,609		$1,236,958	$882,993

Homebuilding pretax income (loss):
California		$164,805		$46,491	$6,310
Southwest		42,792		12,852	(12,345)
Southeast		38,672		8,302	(12,121)
Total homebuilding pretax income (loss)		$246,269		$67,645	$(18,156)

Inventory impairment charges:
California	$	―	$	―	$9,490
Southwest		―		―	2,878
Southeast		―		―	821
Total inventory impairment charges	$	―	$	―	$13,189

Segment financial information relating to the Company’s homebuilding assets was as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Homebuilding assets:
California	$1,344,605	$1,192,249
Southwest	641,711	496,902
Southeast	785,988	438,122
Corporate	740,950	842,705
Total homebuilding assets	$3,513,254	$2,969,978

4. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	December 31, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$819,278	$415,910	$536,473	$1,771,661
Homes completed and under construction	280,875	159,927	187,569	628,371
Model homes	82,367	27,466	26,237	136,070
Total inventories owned	$1,182,520	$603,303	$750,279	$2,536,102

	December 31, 2012
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$778,419	$352,705	$313,037	$1,444,161
Homes completed and under construction	240,236	93,265	93,695	427,196
Model homes	67,504	15,231	17,326	100,061
Total inventories owned	$1,086,159	$461,201	$424,058	$1,971,418

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the years ended December 31, 2013, 2012 and 2011, the total number of projects included in inventories-owned and reviewed for impairment were 343, 290 and 262, respectively.  Based on the impairment review, we recorded $13.2 million of inventory impairments during the year ended December 31, 2011, which are included in cost of home sales in the accompanying consolidated statements of operations (please see Note 3 for a breakout of impairment charges by segment).  We did not record any inventory impairments during the years ended December 31, 2013 and 2012.  The operating margins (defined as gross margin less direct selling and marketing costs) used to calculate land residual values and related fair values for our projects impaired during the year ended December 31, 2011 were generally in the 6% to 12% range and discount rates were generally in the 20% to 30% range.

During the 2013 second quarter, we acquired control of approximately 30 current and future communities from a homebuilder in the Southeast, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  As a result of this transaction, we recorded approximately $108.6 million of inventories owned, $8.1 million of inventories not owned (as of December 31, 2013, $5.7 million was included in inventories not owned), $2.2 million of intangible assets, $4.2 million of other accrued liabilities and $0.9 million of secured project debt.  In addition, we incurred approximately $1.2 million of transaction costs, which is included in homebuilding other income (expense) in the accompanying consolidated statements of operations.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2013	2012
	(Dollars in thousands)

Land purchase and lot option deposits	$44,005	$23,803
Other lot option contracts, net of deposits	54,336	47,492
Total inventories not owned	$98,341	$71,295

    Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of December 31, 2013 and 2012, we had consolidated $21.7 million and $20.5 million, respectively, within inventories not owned (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

    Other lot option contracts also included $27.0 million as of December 31, 2013 and 2012, related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Year December 31,
	2013	2012	2011
	(Dollars in thousands)

Revenues	$32,546	$21,178	$69,941
Cost of sales and expenses	(30,465)	(18,788)	(55,447)
Income of unconsolidated joint ventures	$2,081	$2,390	$14,494
Income (loss) from unconsolidated joint ventures reflected in the
accompanying consolidated statements of operations	$949	$(2,090)	$207

Income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements plus any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the years ended December 31, 2013, 2012 and 2011, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During the years ended December 31, 2013, 2012 and 2011, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the years ended December 31, 2013, 2012 and 2011.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash	$37,884	$15,627
Inventories	211,929	129,477
Other assets	8,600	10,783
Total assets	$258,413	$155,887

Liabilities and Equity:
Accounts payable and accrued liabilities	$20,496	$5,796
Non-recourse debt	30,000	―
Standard Pacific equity	66,363	51,173
Other Members' equity	141,554	98,918
Total liabilities and equity	$258,413	$155,887

Investments in unconsolidated joint ventures reflected in
the accompanying consolidated balance sheets	$66,054	$52,443

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of December 31, 2013 and 2012, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $5.0 million and $6.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2013 and 2012, respectively, which capitalized interest is not included in the combined balance sheets above.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of December 31, 2013, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

6. Homebuilding Indebtedness

a. Letter of Credit Facilities

As of December 31, 2013, we were party to three committed letter of credit facilities totaling $26 million, of which $4.0 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2014 to October 2016.  In addition, as of such date, we also had $16.7 million outstanding under an uncommitted letter of credit facility.  As of December 31, 2013 these facilities were secured by cash collateral deposits of $21.0 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

b. Senior Notes Payable

Senior notes payable consist of the following at:

	December 31,
	2013	2012
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	269,046	265,823
8⅜% Senior Notes due May 2018, net of premium	579,085	579,832
8⅜% Senior Notes due January 2021, net of discount	397,353	397,087
6¼% Senior Notes due December 2021	300,000	―
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$1,833,244	$1,530,502

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

In August 2013, we issued $300 million in aggregate principal amount of 6¼% Senior Notes.  These notes were issued at par and mature on December 15, 2021.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, we issued $253 million of 1¼% Convertible Senior Notes due 2032 (the “Convertible Notes”).  The Convertible Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes bear interest at a rate of 1¼% and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may at any time convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.  These notes contain various restrictive covenants.  Our 2016 Notes contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).  As of December 31, 2013, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  Please see Note 16 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

c. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At December 31, 2013 and 2012, we had approximately $6.4 million and $11.5 million, outstanding, respectively, in secured project debt and other notes payable.

d. Borrowings and Maturities

The principal amount of maturities of senior and convertible senior notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2014	$8,631
2015	30,772
2016	280,819
2017	658
2018	575,231
Thereafter	953,000
Total principal amount	1,849,111
Less: Net (discount) premium	(9,516)
Total homebuilding debt	$1,839,595

    The weighted average interest rate of our borrowings outstanding under our revolving credit facility, bank term loans, senior and convertible senior notes payable, secured project debt and other notes payable as of December 31, 2013, 2012 and 2011, was 7.4%, 7.6%, and 8.9%, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. Revolving Credit Facility

As of December 31, 2013, we were party to a $470 million unsecured revolving credit facility (the “Revolving Facility”), of which $440 million matures in October 2015 and $30 million matures in February 2014.  Upon maturity ofTranche B of the revolver on February 28, 2014, our total aggregate commitment will be reduced to $440 million.  During the 2013 third quarter, we amended the Revolving Facility to, among other things, eliminate the borrowing base and modify the mandatory repayment requirement.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased subject to the availability of additional bank commitments and certain other conditions.  As of December 31, 2013, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of December 31, 2013 we satisfied the conditions that would allow us to borrow up to $470 million under the facility and had no amounts outstanding.

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

During the 2013 second quarter, MatlinPatterson converted 183,000 shares of Series B Preferred Stock into 60,000,000 shares of our common stock in accordance with the original terms of the Series B Preferred Stock Agreement and sold 23,000,000 shares of our common stock in a secondary public offering.  We did not sell any shares and did not receive any proceeds from these transactions.  At December 31, 2013, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  As of December 31, 2013, the outstanding shares of Series B Preferred Stock on an as converted basis plus the 126.4 million shares of common stock owned by MatlinPatterson represented approximately 59% of the total number of shares of our common stock outstanding on an if-converted basis.

8. Mortgage Credit Facilities

At December 31, 2013, we had $100.9 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of December 31, 2013, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2013, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value at December 31,
Description	Fair Value Hierarchy	2013	2012
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$124,184	$122,398

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		December 31, 2013		December 31, 2012
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$12,220	$12,220	$9,923	$9,923
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,833,244	$2,165,193	$1,530,502	$1,803,202

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

        a. Land Purchase and Option Agreements

    We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require us to provide a cash deposit or deliver a letter of credit in favor of the seller, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the near-term use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2013, we had non-refundable cash deposits outstanding of approximately $39.9 million and capitalized preacquisition and other development and construction costs of approximately $2.9 million relating to land purchase and option contracts having a total remaining purchase price of approximately $406.3 million.

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

        b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of December 31, 2013, we held membership interests in 20 homebuilding and land development joint ventures, of which eight were active and 12 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding totaling $30 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2014.  In addition, as of December 31, 2013, our joint ventures had $2.7 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

c. Surety Bonds

    We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2013, we had approximately $448.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $274.7 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $64.8 million at December 31, 2013 and carried a weighted average interest rate of approximately 4.4%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of December 31, 2013, Standard Pacific Mortgage had approximately $121.5 million in closed mortgage loans held for sale and $65.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of December 31, 2013, we had incurred an aggregate of $10.4 million in losses related to loan repurchases and make-whole payments we had been required to make on the $8.1 billion total dollar value of the loans we originated from the beginning of 2004 through the end of 2013.  During the years ended December 31, 2013, 2012 and 2011, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0, $1.0 million and $4.3 million, respectively.  As of December 31, 2013, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the years ended December 31, 2013, 2012 and 2011, Standard Pacific Mortgage made make-whole payments totaling approximately $0.8 million related to nine loans, $1.0 million related to eight loans and $3.1 million related to 27 loans, respectively.

e. Insurance and Litigation Accruals

We are involved in various litigation and legal claims arising in the ordinary course of business and have established insurance and litigation accruals for estimated future claim costs (please see Note 2.r. for further discussion).

         f. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases, net of related subleases, having an initial term in excess of one year as of December 31, 2013 are as follows:

Year Ended December 31,
(Dollars in thousands)

2014	$3,479
2015	3,099
2016	2,383
2017	1,681
2018	621
Thereafter	―
Subtotal	11,263
Less: Estimated sublease income	―
Net rental obligations	$11,263

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2013, 2012 and 2011 was approximately $3.8 million, $3.6 million and $3.9 million, respectively.

11. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$11,766	$(766)	$(130)
State	(1,880)	―	186
	9,886	(766)	56
Deferred (provision) benefit for income taxes:
Federal	(56,752)	338,500	―
State	(22,117)	115,500	―
	(78,869)	454,000	―
(Provision) benefit for income taxes	$(68,983)	$453,234	$56

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our net deferred income tax asset are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)

Inventory valuation adjustments	$114,063	$136,239
Financial accruals	43,478	39,482
Federal net operating loss carryforwards	161,265	230,220
State net operating loss carryforwards	48,901	60,742
Tax credit carryforwards	4,445	―
Goodwill impairment charges	8,566	11,019
Other, net	(727)	366
Total deferred tax asset	379,991	478,068
Less: Valuation allowance	(4,591)	(22,696)
Net deferred tax asset	$375,400	$455,372

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable in accordance with ASC 740.  ASC 740 requires an assessment of available positive and negative evidence and, if the available positive evidence outweighs the available negative evidence, such that we are able to conclude that it is more likely than not (likelihood of more than 50%) that our deferred tax asset will be realized, we are required to reverse any corresponding deferred tax asset valuation allowance.

As of December 31, 2013, we had a $380.0 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  In addition, as of such date, $125.5 million (or approximately $310 million and $297 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the $15.6 million gross annual deduction limitation for both federal and state purposes.  The remaining $84.7 million (or approximately $165 million and $598 million, respectively, of federal and state net operating loss carryforwards on a gross basis) is not currently limited by Internal Revenue Code Section 382 (“Section 382”).  Our gross federal and state net operating loss carryforwards of approximately $475 million and $895 million, respectively, if unused, will begin to expire in 2028 and 2014, respectively.  The remaining deferred tax asset represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

As of December 31, 2012, we had a $478.1 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $22.7 million.  During the 2012 fourth quarter, based on an evaluation of available positive and negative information and our projection of the income we expected to generate in future years, we concluded that it was more likely than not that most of our deferred tax asset would be realized.  As a result, in accordance with ASC 740, we recognized a $453.2 million income tax benefit that resulted from the reversal of all but $22.7 million of our deferred tax asset valuation allowance. Of the remaining valuation allowance as of December 31, 2012, $12.2 million related primarily to potential Section 382 limitations that expired during June 2013 (and as a result this portion of our deferred tax asset valuation allowance was reversed as of June 30, 2013), and $10.5 million related to net operating loss carryforwards in certain states that are limited by shorter carryforward periods. During the 2013 fourth quarter, we recorded a $5.9 million reduction of the valuation allowance related to state net operating loss carryforwards, $1.0 million of which represented an income tax benefit related to state net operating loss carryforwards that we utilized during 2013, and as a result, we concluded were more likely than not realizable, and $4.9 million of which represented a corresponding reduction of the deferred tax asset related to state net operating loss carryforwards that expired without being utilized.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 2013 provision for income taxes was $69.0 million, which represented income tax expense of $99.6 million related to our $257.7 million of pretax income, offset by the aggregate income tax benefit of $30.6 million we recognized during the year (comprised primarily of $12.2 million related to the reversal of our deferred tax asset valuation allowance attributable to the expiration of Section 382 limitations, $16.1 million related to the reversal of our liability and related accrued interest for unrecognized tax benefits due to the expiration of the applicable statute of limitations and $1.0 million related to the reversal of our deferred tax asset valuation allowance attributable to state net operating loss carryforwards that we utilized during 2013).   The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Income (loss) before taxes	$257,698	$78,187	$(16,473)

(Provision) benefit for income taxes at federal statutory rate	$(90,194)	$(27,365)	$5,765
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(9,426)	(2,947)	615
Net deferred tax asset valuation (allowance) benefit	13,115	483,724	(6,415)
Reversal of liability for unrecognized tax benefits	16,105	―	―
Other, net	1,417	(178)	91
Benefit (provision) for income taxes	$(68,983)	$453,234	$56
Effective tax rate	26.8%	―	0.3%

    During the year ended December 31, 2013, we reversed our liability and related accrued interest for unrecognized tax benefits due to the expiration of the applicable statute of limitations.  As of December 31, 2013, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2012.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding accrued interest, is as follows:

	Year Ended December 31,
	2013		2012
	(Dollars in thousands)

Balance, beginning of the year		$13,484	$13,484
Changes based on tax positions related to the current year		―	―
Changes for tax position in prior years		―	―
Reductions due to lapse of statute of limitations		(13,484)	―
Settlements		―	―
Balance, end of the year	$	―	$13,484

We do not expect a significant increase in the liability for unrecognized tax benefits during the next twelve months.

12. Stock Incentive and Employee Benefit Plans

        a. Stock Incentive Plans

The Company has share-based awards outstanding under four different plans, pursuant to which we have granted stock options, stock appreciation rights, restricted and unrestricted stock, and performance share awards to key officers, employees, and directors.  The exercise price of our share-based awards may not be less than the market value of our common stock on the date of grant. Stock options and stock appreciation rights vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant. The fair value for stock options and stock appreciation rights is established at the date of grant using the Black-Scholes model for awards that vest based on time and a lattice model for awards that vest based on market performance. Restricted stock typically vests over a three year period and are valued at the closing price on the date of grant.

During the years ended December 31, 2013 and 2012, we granted 6.3 million and 3.5 million capped stock appreciation rights, respectively, to our officers and key employees. The capped stock appreciation rights were issued with a grant price equal to the closing price of the Company’s common stock on the issuance date, with the value per share of the award capped at the difference between twelve dollars ($12) and the grant price, and vest in three equal installments on each of the first

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three anniversaries of the issuance date.   Additionally, on April 2, 2012 the Compensation Committee of our Board of Directors provided a one-time grant of 2.7 million market based capped stock appreciation rights to 12 senior executives.  These market based awards have a five year term and vest in three equal tranches only if the Company’s common stock closing price reaches eight ($8), nine ($9) and ten ($10) dollars, respectively, for twenty consecutive trading days.  During the year ended December 31, 2013, one-third of the market based award vested as the criteria for the $8 tranche was met.  The value per share of the award is capped at the difference between twelve dollars ($12) and the grant price.

The following is a summary of stock option and stock appreciation rights activity relating to our four plans on a combined basis for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	18,616,382	$4.21	17,877,785	$4.33	18,630,205	$4.46
Granted	6,261,602	8.40	6,222,222	4.24	1,350,000	3.82
Exercised	(4,479,325)	3.55	(4,677,271)	2.79	(1,050,025)	1.19
Canceled	(616,793)	8.79	(806,354)	16.04	(1,052,395)	9.15

Outstanding, end of year	19,781,866	$5.54	18,616,382	$4.21	17,877,785	$4.33

Exercisable at end of year	9,736,564	$4.28	11,956,258	$4.17	13,137,785	$4.84

Available for future grant	13,971,091		23,283,953		31,570,998

At December 31, 2013, 18,740,505 stock options and stock appreciation rights were vested or expected to vest in the future with a weighted average exercise price of $5.48 and a weighted average expected life of 3.03 years.  During the years ended December 31, 2013, 2012 and 2011, the total fair value of stock options and stock appreciation rights vested was $3.0 million, $5.9 million and $6.3 million, respectively.  The total intrinsic value of stock options and stock appreciation rights exercised during the years ended December 31, 2013, 2012 and 2011 was $23.0 million, $17.3 million and $2.1 million, respectively.  The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price.

The following table summarizes information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2013:

Outstanding					Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$0.67	$3.10	4,889,003	$1.94	1.89	4,889,003		$1.94
$3.80	$7.93	8,417,963	$4.23	3.11	4,358,582		$4.14
$8.39	$9.29	5,985,921	$8.41	4.21	―	$	―
$20.95	$29.84	488,979	$28.93	0.18	488,979		$28.93

  As of December 31, 2013, the total intrinsic value of stock options and stock appreciation rights outstanding was $79.2 million, of which $56.2 million related to stock options and stock appreciation rights exercisable, and the total intrinsic value of stock options and stock appreciation rights vested and expected to vest in the future was $76.6 million. The intrinsic value of these stock options and stock appreciation rights outstanding, is the difference between the fair market value of the Company’s common stock on the last trading day of fiscal 2013 and the exercise price.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option and stock appreciation right granted during each of the three years ended December 31, 2013, 2012 and 2011 was estimated using the following weighted average assumptions:

	2013	2012	2011

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.70%	82.09%	97.40%
Risk-free interest rate	0.36%	0.73%	0.75%
Expected life	3.5 years	2.5 years	3.5 years

Based on the above assumptions, the weighted average per share fair value of stock options and stock appreciation rights granted during the years ended December 31, 2013, 2012 and 2011, was $0.86, $0.91 and $2.44, respectively.

Restricted Stock Awards.  During the years ended December 31, 2013 and 2012, we issued 0.3 million shares and 0.4 million shares, respectively, of restricted common stock to our officers and key employees.  The shares of restricted common stock issued vest in three equal installments on each of the first three anniversaries of the issuance date.  Compensation expense for these awards is being recognized using the straight-line method over the vesting period.

The following is a summary of unvested restricted stock activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	344,448	$4.31	―	$	―
Granted	317,643	8.39	359,599		4.31
Vested	(114,820)	4.31	―		―
Canceled	(8,741)	4.29	(15,151)		4.29
Outstanding, end of year	538,530	$6.72	344,448		$4.31

Performance Share Awards.  During the years ended December 31, 2013 and 2012, we granted 0.2 million and 0.4 million performance share awards, respectively, to our officers and key employees.  The number of performance share awards ultimately issued will be based on the Company’s actual earnings per share for the years ended December 31, 2014 (with respect to the 2012 awards (“2012 PSAs”)) and 2015 (with respect to the 2013 awards (“2013 PSAs”)), with payouts at 1-4 times the target number of shares based on actual earnings per share for these periods, subject to a minimum earnings per share threshold.  We evaluate the probability of achieving earnings per share targets established under each of the performance share awards quarterly and estimate the number of shares underlying the performance share awards that are probable of being issued.  Compensation expense for these awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued.  As of December 31, 2013, the unamortized compensation cost related to the 2013 PSAs and 2012 PSAs considered probable of being issued was $4.7 million and $2.6 million, expected to be recognized over a weighted average period of 2.2 years and 1.2 years, respectively.

The following is a summary of performance share award activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	405,012	$4.29	―	$	―
Granted	223,454	8.39	405,012		4.29
Vested	―	―	―		―
Canceled	(26,224)	4.29	―		―
Outstanding, end of year	602,242	$5.81	405,012		$4.29

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Other Stock-Based Awards.  During the years ended December 31, 2013, 2012 and 2011, we issued 47,272 shares, 77,948 shares and 167,262 shares, respectively, of unrestricted common stock to our independent directors (excluding directors appointed by MatlinPatterson who did not receive any stock awards).  Additionally, during 2012 we issued 462,119 shares of unrestricted common stock to our officers and key employees in connection with bonuses earned for the year ended December 31, 2011, reflected in the table below.

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Stock options and stock appreciation rights	$3,875	$4,523	$7,259
Unrestricted stock grants	400	488	3,980
Restricted stock grants	1,073	378	―
Performance share awards	3,667	1,762	―
Total	$9,015	$7,151	$11,239

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2013		2012		2011
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options and stock appreciation rights	$5,260	1.9 years	$4,395	1.7 years	$3,765	1.6 years
Nonvested restricted stock grants	2,473	2.0 years	1,098	2.2 years	―	―
Nonvested performance share awards	7,320	1.8 years	5,188	2.2 years	―	―
Total unrecognized compensation expense	$15,053	1.9 years	$10,681	2.0 years	$3,765	1.6 years

        b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code.  Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $5,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2013, 2012 and 2011, were $2.8 million, $2.2 million and $2.1 million, respectively.

13. Stockholder Rights Plan

On December 20, 2011, we entered into an Amended and Restated Rights Agreement (the “Rights Agreement”) with Mellon Investor Services LLC.  The Rights Agreement amended and restated in its entirety the Company’s rights agreement, which had been effective since December 31, 2001 (as in effect prior to December 20, 2011, the “Original Rights Agreement”). Under the Original Rights Agreement, one preferred stock purchase right was granted for each share of outstanding common stock of Standard Pacific payable to holders of record on December 31, 2001, and all subsequently issued shares of our common stock. Each right entitles the holder, in certain situations where a person acquires beneficial ownership of 15% or more of our common stock, as described in the Rights Agreement, and upon paying the exercise price (currently $20.00), to purchase common stock or other securities having a market value equal to two times the exercise price. Also, after any such acquisition of 15% of our common stock, if we merge with another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring party at a 50% discount from the then-current market value. In either situation, the rights are not exercisable by the acquiring party. Until the occurrence of certain events described in the Rights Agreement, the rights may be terminated at any time or redeemed at the rate of $0.001 per right and the Rights Agreement amended by Standard Pacific’s Board of Directors including, if it believes a proposed acquisition to be in the best interests of our stockholders. As provided in the Original Rights Agreement, under the Rights Agreement, MP CA Homes, LLC and its affiliates generally will not be deemed an

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquiring party under the Rights Agreement.  The rights will expire on December 31, 2014, unless earlier terminated, redeemed or exchanged.  Initially the rights trade with our common stock and are not exercisable, however, if the rights are separated from the common shares, the rights expire three years from the date of such separation.

14. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2013:
Revenues	$363,398	$446,092	$517,595	$612,434	$1,939,519
Homebuilding gross margin	$74,526	$102,762	$129,390	$162,518	$469,196
Net income	$21,824	$43,136	$58,935	$64,820	$188,715
Basic income per common share	$0.06	$0.12	$0.16	$0.18	$0.52
Diluted income per common share	$0.05	$0.11	$0.15	$0.16	$0.47

2012:
Revenues	$227,328	$280,277	$323,759	$426,894	$1,258,258
Homebuilding gross margin	$44,741	$56,286	$64,105	$78,542	$243,674
Net income (loss)	$8,523	$14,263	$21,710	$486,925	$531,421
Basic income (loss) per common share	$0.02	$0.04	$0.06	$1.35	$1.52
Diluted income (loss) per common share	$0.02	$0.04	$0.05	$1.22	$1.44

(1)	Per share amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

15. Supplemental Disclosure to Consolidated Statements of Cash Flows

    The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$128,061		$122,352		$104,074
Income taxes		$3,792		$206		$100

Supplemental Disclosure of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures	$	―		$66,323	$	―
Liabilities assumed in connection with acquisition		$4,983	$	―	$	―
Changes in inventories not owned		$1,171		$5,139		$34,961
Changes in liabilities from inventories not owned		$1,171		$5,139		$34,961

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$819,044	$826,245	$269,320	$	―	$1,914,609
Cost of sales	(609,858)	(632,733)	(202,822)		―	(1,445,413)
Gross margin	209,186	193,512	66,498		―	469,196
Selling, general and administrative expenses	(94,819)	(111,746)	(24,126)		―	(230,691)
Income (loss) from unconsolidated joint ventures	1,369	(137)	(283)		―	949
Equity income (loss) of subsidiaries	81,140	―	―		(81,140)	―
Interest expense	16,419	(11,651)	(4,768)		―	―
Other income (expense)	7,515	(321)	(379)		―	6,815
Homebuilding pretax income (loss)	220,810	69,657	36,942		(81,140)	246,269
Financial Services:
Financial services pretax income	―	―	11,429		―	11,429
Income (loss) before income taxes	220,810	69,657	48,371		(81,140)	257,698
Provision for income taxes	(32,095)	(23,676)	(13,212)		―	(68,983)
Net income (loss)	$188,715	$45,981	$35,159		$(81,140)	$188,715

	Year Ended December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$518,040	$580,419	$138,499	$	―	$1,236,958
Cost of sales	(408,569)	(463,566)	(121,149)		―	(993,284)
Gross margin	109,471	116,853	17,350		―	243,674
Selling, general and administrative expenses	(78,335)	(81,490)	(12,382)		―	(172,207)
Loss from unconsolidated joint ventures	(166)	(659)	(1,265)		―	(2,090)
Equity income (loss) of subsidiaries	13,314	―	―		(13,314)	―
Interest expense	17,319	(17,052)	(6,663)		―	(6,396)
Other income (expense)	4,695	194	(225)		―	4,664
Homebuilding pretax income (loss)	66,298	17,846	(3,185)		(13,314)	67,645
Financial Services:
Financial services pretax income	―	―	10,542		―	10,542
Income (loss) before income taxes	66,298	17,846	7,357		(13,314)	78,187
(Provision) benefit for income taxes	465,123	(6,668)	(5,221)		―	453,234
Net income (loss)	$531,421	$11,178	$2,136		$(13,314)	$531,421

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$346,645	$483,396	$52,952	$	―	$882,993
Cost of sales	(277,248)	(400,150)	(43,398)		―	(720,796)
Gross margin	69,397	83,246	9,554		―	162,197
Selling, general and administrative expenses	(79,469)	(69,148)	(5,758)		―	(154,375)
Income (loss) from unconsolidated joint ventures	653	(192)	(254)		―	207
Equity income (loss) of subsidiaries	579	―	―		(579)	―
Interest expense	(3,036)	(19,603)	(2,529)		―	(25,168)
Other income (expense)	(802)	(1,387)	1,172		―	(1,017)
Homebuilding pretax income (loss)	(12,678)	(7,084)	2,185		(579)	(18,156)
Financial Services:
Financial services pretax income	―	―	1,683		―	1,683
Income (loss) before income taxes	(12,678)	(7,084)	3,868		(579)	(16,473)
(Provision) benefit for income taxes	(3,739)	4,757	(962)		―	56
Net income (loss)	$(16,417)	$(2,327)	$2,906		$(579)	$(16,417)

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$175,289	$494	$179,706	$	―	$355,489
Restricted cash	―	―	21,460		―	21,460
Trade, intercompany and other receivables	1,278,567	3,565	8,167		(1,275,868)	14,431
Inventories:
Owned	804,099	1,012,841	719,162		―	2,536,102
Not owned	9,737	41,734	46,870		―	98,341
Investments in unconsolidated joint ventures	586	422	65,046		―	66,054
Investments in subsidiaries	810,340	―	―		(810,340)	―
Deferred income taxes, net	379,313	―	―		(3,913)	375,400
Other assets	38,024	5,478	2,475		―	45,977
Total Homebuilding Assets	3,495,955	1,064,534	1,042,886		(2,090,121)	3,513,254
Financial Services:
Cash and equivalents	―	―	7,802		―	7,802
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	122,031		―	122,031
Mortgage loans held for investment, net	―	―	12,220		―	12,220
Other assets	―	―	7,490		(1,987)	5,503
Total Financial Services Assets	―	―	150,838		(1,987)	148,851
Total Assets	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$11,685	$13,442	$10,644	$	―	$35,771
Accrued liabilities and intercompany payables	182,066	723,082	578,995		(1,269,877)	214,266
Secured project debt and other notes payable	―	―	6,351		―	6,351
Senior notes payable	1,833,244	―	―		―	1,833,244
Total Homebuilding Liabilities	2,026,995	736,524	595,990		(1,269,877)	2,089,632
Financial Services:
Accounts payable and other liabilities	―	―	14,537		(11,891)	2,646
Mortgage credit facilities	―	―	100,867		―	100,867
Total Financial Services Liabilities	―	―	115,404		(11,891)	103,513
Total Liabilities	2,026,995	736,524	711,394		(1,281,768)	2,193,145

Equity:
Total Stockholders' Equity	1,468,960	328,010	482,330		(810,340)	1,468,960
Total Liabilities and Equity	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$163,640	$(172,687)	$(145,169)	$	―	$(154,216)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(534)	(50)	(23,744)		―	(24,328)
Distributions of capital from unconsolidated homebuilding joint ventures	―	244	4,519		―	4,763
Net cash paid for acquisitions	―	(27,113)	(89,149)		―	(116,262)
Other investing activities	(1,946)	(3,768)	(2,316)		―	(8,030)
Net cash provided by (used in) investing activities	(2,480)	(30,687)	(110,690)		―	(143,857)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	6,565		―	6,565
Principal payments on secured project debt and other notes payable	(6,804)	―	(1,530)		―	(8,334)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(5,316)	―	―		―	(5,316)
Net proceeds from (payments on) mortgage credit facilities	―	―	8,708		―	8,708
(Contributions to) distributions from Corporate and subsidiaries	(11,691)	―	11,691		―	―
Payment of issuance costs in connection with preferred shareholder equity transactions	(350)	―	―		―	(350)
Proceeds from the exercise of stock options	13,536	―	―		―	13,536
Intercompany advances, net	(429,968)	203,754	226,214		―	―
Net cash provided by (used in) financing activities	(140,593)	203,754	251,648		―	314,809

Net increase (decrease) in cash and equivalents	20,567	380	(4,211)		―	16,736
Cash and equivalents at beginning of year	154,722	114	191,719		―	346,555
Cash and equivalents at end of year	$175,289	$494	$187,508	$	―	$363,291

	Year Ended December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$97,150	$(132,732)	$(221,934)		$(25,600)	$(283,116)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,630)	(180)	(80,248)		25,600	(57,458)
Distributions of capital from unconsolidated homebuilding joint ventures	1,392	1,500	11,638		―	14,530
Net cash paid for acquisitions	―	―	(60,752)		―	(60,752)
Other investing activities	(1,429)	(588)	492		―	(1,525)
Net cash provided by (used in) investing activities	(2,667)	732	(128,870)		25,600	(105,205)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	3,347		―	3,347
Principal payments on secured project debt and other notes payable	―	―	(866)		―	(866)
Principal payments on senior subordinated notes payable	(49,603)	―	―		―	(49,603)
Proceeds from the issuance of senior notes payable	253,000	―	―		―	253,000
Payment of debt issuance costs	(11,761)	―	―		―	(11,761)
Net proceeds from (payments on) mortgage credit facilities	―	―	45,351		―	45,351
Net proceeds from the issuance of common stock	71,847	―	―		―	71,847
(Contributions to) distributions from Corporate and subsidiaries	62,605	―	(62,605)		―	―
Proceeds from the exercise of stock options	13,039	―	―		―	13,039
Intercompany advances, net	(345,645)	131,938	213,707		―	―
Net cash provided by (used in) financing activities	(6,518)	131,938	198,934		―	324,354

Net increase (decrease) in cash and equivalents	87,965	(62)	(151,870)		―	(63,967)
Cash and equivalents at beginning of year	66,757	176	343,589		―	410,522
Cash and equivalents at end of year	$154,722	$114	$191,719	$	―	$346,555

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(206,650)	$(27,398)	$(88,565)	$	―	$(322,613)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(4,265)	(216)	(10,208)		―	(14,689)
Distributions of capital from unconsolidated homebuilding joint ventures	751	―	7,842		―	8,593
Other investing activities	(1,512)	(188)	(517)		―	(2,217)
Net cash provided by (used in) investing activities	(5,026)	(404)	(2,883)		―	(8,313)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,559)		―	(1,559)
Principal payments on secured project debt and other notes payable	―	(273)	(934)		―	(1,207)
Payment of debt issuance costs	(4,575)	―	―		―	(4,575)
Net proceeds from (payments on) mortgage credit facilities	―	―	16,464		―	16,464
(Contributions to) distributions from Corporate and subsidiaries	102,000	―	(102,000)		―	―
Payment of issuance costs in connection with exercise of Warrant for common stock	(324)	―	―		―	(324)
Proceeds from the exercise of stock options	1,278	―	―		―	1,278
Intercompany advances, net	(80,815)	28,034	52,781		―	―
Net cash provided by (used in) financing activities	17,564	27,761	(35,248)		―	10,077

Net increase (decrease) in cash and equivalents	(194,112)	(41)	(126,696)		―	(320,849)
Cash and equivalents at beginning of year	260,869	217	470,285		―	731,371
Cash and equivalents at end of year	$66,757	$176	$343,589	$	―	$410,522

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Standard Pacific Corp.:

We have audited Standard Pacific Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Standard Pacific Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Standard Pacific Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Pacific Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Standard Pacific Corp. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

                                                                                                                   /s/ Ernst & Young LLP

Irvine, California
February 24, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Company’s 2014 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013 (the “2014 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2014 Proxy Statement is incorporated herein by this reference. All references to the 2014 Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2014 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2014 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2014 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by this item will be set forth in the 2014 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2014 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013	39
	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2013	40
	Consolidated Balance Sheets at December 31, 2013 and 2012	41
	Consolidated Statements of Equity for each of the three years in the period ended December 31, 2013	42
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013	43
	Notes to Consolidated Financial Statements	44

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 78-80 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 78-80 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ Scott D. Stowell
Scott D. Stowell
Chief Executive Officer and President

February 24, 2014

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Scott D. Stowell and Jeff J. McCall, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Scott D. Stowell	Chief Executive Officer, President and Director	February 24, 2014
(Scott D. Stowell)
/S/ Ronald R. Foell	Chairman of the Board	February 24, 2014
(Ronald R. Foell)
/S/ Jeff J. McCall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2014
(Jeff J. McCall)
/S/ Bruce A. Choate	Director	February 24, 2014
(Bruce A. Choate)
/S/ Douglas C. Jacobs	Director	February 24, 2014
(Douglas C. Jacobs)
/S/ David J. Matlin	Director	February 24, 2014
(David J. Matlin )
/S/ John R. Peshkin	Director	February 24, 2014
(John R. Peshkin)
/S/ Peter Schoels	Director	February 24, 2014
(Peter Schoels)

INDEX TO EXHIBITS

*3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

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

*3.4	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 to the Registrant’s Registration Statement on Form S-4 (file no. 33-42293) filed on August 16, 1991.

*4.2
Amended and Restated Rights Agreement, dated as of December 20, 2011, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2011.

*4.3
Senior Debt Securities Indenture, dated as of April 1, 1999, by and between the Company and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 1999.

*4.4
Eighth Supplemental Indenture relating to the Registrant’s 6¼% Senior Notes due 2014, dated as of March 11, 2004, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2004.

*4.5
Tenth Supplemental Indenture relating to the Registrant’s 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

*4.6
Eleventh Supplemental Indenture relating to the addition of certain of the Registrant’s wholly owned subsidiaries as guarantors of all of the Registrant’s outstanding senior notes (including the form of guaranty), dated as of February 22, 2006, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

*4.7
Twelfth Supplemental Indenture, relating to the amendment of the security provisions of the Registrant’s outstanding senior notes, dated as of May 5, 2006, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.8
Thirteenth Supplemental Indenture, dated as of October 8, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 9, 2009.

*4.9
Fourteenth Supplemental Indenture relating to the Registrant’s 8⅜% Senior Notes due 2018, dated as of May 3, 2010, by and between the Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2010.

*4.10
Fifteenth Supplemental Indenture relating to the Registrant’s 8⅜% Senior Notes due 2018, dated as of December 22, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.11
Sixteenth Supplemental Indenture relating to the Registrant’s 8⅜% Senior Notes due 2021, dated as of December 22, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on

Form 8-K filed on December 23, 2010.

*4.12
Seventeenth Supplemental Indenture relating to the Registrant’s 6¼% Senior Notes due 2014 and 7% Senior Notes due 2015, dated as of December 22, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

*4.13
Eighteenth Supplemental Indenture, dated as of August 6, 2012, relating to the Registrant’s 1¼% Convertible Senior Notes due 2032, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2012.

*4.14
Nineteenth Supplemental Indenture, dated as of August 6, 2012, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2012.

*4.15
Twentieth Supplemental Indenture, dated as of August 6, 2013, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2013.

*4.16
Indenture relating to Standard Pacific Escrow LLC’s 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of September 17, 2009, between Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009.

*4.17
First Supplemental Indenture relating to Standard Pacific Escrow LLC’s 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of October 8, 2009, between the Company, Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2009.

*10.1	Stockholders Agreement, dated June 27, 2008, between the Company and MP CA Homes, LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

*10.2
Letter Agreement, dated April 27, 2011, amending the June 27, 2008 Stockholders Agreement between the Company and MP CA Homes, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

+*10.3
2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

+*10.4	Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2005.

+*10.5
Standard Pacific Corp. 2008 Equity Incentive Plan (as amended and restated May 18, 2011), incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

+*10.6
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s  equity incentive plan, incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.7
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company’s  equity incentive plan, incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.8	Standard Terms and Conditions for Capped Stock Appreciation Rights, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

+*10.9	Standard Terms and Conditions for Restricted Stock Grants, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

+*10.10	Standard Terms and Conditions for Performance Share Awards, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

+*10.11	Form of Executive Officers Indemnification Agreement, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

+*10.12	Form of Severance and Change in Control Protection Agreement, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 14, 2012.

*10.13
Amended and Restated Credit Agreement, dated as of October 19, 2012, among the Company, JPMorgan Chase Bank, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012.

*10.14
First Amendment to Amended and Restated Credit Agreement, dated as of September 26, 2013, by and among the Company, JPMorgan Chase Bank, N.A, and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2013.

*10.15
Letter Agreement, dated as of October 24, 2013, regarding Amended and Restated Credit Agreement, by and among the Company, JPMorgan Chase Bank, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2013.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney. See Signatures page.
31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.