Form 10-Q
period 2014-03-31
STANDARD PACIFIC CORP /DE/
filed 2014-05-02
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ___.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ___ No X .

Registrant's shares of common stock outstanding at May 1, 2014: 279,014,109

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$446,918	$355,126
Land sale revenues	13,281	2,595
Total revenues	460,199	357,721
Cost of home sales	(328,245)	(280,612)
Cost of land sales	(13,004)	(2,583)
Total cost of sales	(341,249)	(283,195)
Gross margin	118,950	74,526
Selling, general and administrative expenses	(58,590)	(46,294)
Income (loss) from unconsolidated joint ventures	(437)	1,134
Other income (expense)	(13)	3,570
Homebuilding pretax income	59,910	32,936
Financial Services:
Revenues	4,984	5,677
Expenses	(3,440)	(3,322)
Other income	161	102
Financial services pretax income	1,705	2,457

Income before taxes	61,615	35,393
Provision for income taxes	(23,456)	(13,569)
Net income	38,159	21,824
Less: Net income allocated to preferred shareholder	(9,147)	(8,903)
Less: Net income allocated to unvested restricted stock	(59)	(22)
Net income available to common stockholders	$28,953	$12,899

Income Per Common Share:
Basic	$0.10	$0.06
Diluted	$0.09	$0.05

Weighted Average Common Shares Outstanding:
Basic	277,948,342	214,166,912
Diluted	315,894,969	252,947,416

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	403,707,755	400,760,202

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
	(Unaudited)

Net income	$38,159	$21,824
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	―	1,579
Total comprehensive income	$38,159	$23,403

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$194,702	$355,489
Restricted cash	26,698	21,460
Trade and other receivables	31,896	14,431
Inventories:
Owned	2,741,269	2,536,102
Not owned	83,601	98,341
Investments in unconsolidated joint ventures	49,720	66,054
Deferred income taxes, net of valuation allowance of $4,591 at
March 31, 2014 and December 31, 2013	354,478	375,400
Other assets	45,442	45,977
Total Homebuilding Assets	3,527,806	3,513,254
Financial Services:
Cash and equivalents	10,410	7,802
Restricted cash	1,295	1,295
Mortgage loans held for sale, net	70,093	122,031
Mortgage loans held for investment, net	13,165	12,220
Other assets	6,483	5,503
Total Financial Services Assets	101,446	148,851
Total Assets	$3,629,252	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$37,147	$35,771
Accrued liabilities	184,386	214,266
Secured project debt and other notes payable	6,015	6,351
Senior notes payable	1,833,979	1,833,244
Total Homebuilding Liabilities	2,061,527	2,089,632
Financial Services:
Accounts payable and other liabilities	2,141	2,646
Mortgage credit facilities	52,497	100,867
Total Financial Services Liabilities	54,638	103,513
Total Liabilities	2,116,165	2,193,145

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 shares
issued and outstanding at March 31, 2014 and December 31, 2013	3	3
Common stock, $0.01 par value; 600,000,000 shares authorized; 278,776,082 and 277,618,177 shares issued and outstanding at March 31, 2014 and
December 31, 2013, respectively	2,787	2,776
Additional paid-in capital	1,360,771	1,354,814
Accumulated earnings	149,526	111,367
Total Equity	1,513,087	1,468,960
Total Liabilities and Equity	$3,629,252	$3,662,105

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$38,159	$21,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	437	(1,134)
Cash distributions of income from unconsolidated joint ventures	―	1,875
Depreciation and amortization	1,178	656
Loss on disposal of property and equipment	1	15
Amortization of stock-based compensation	2,372	1,531
Deferred income tax provision	23,622	13,374
Changes in cash and equivalents due to:
Trade and other receivables	(17,549)	(8,916)
Mortgage loans held for sale	51,938	140
Inventories - owned	(188,759)	(73,030)
Inventories - not owned	(8,165)	(4,940)
Other assets	(833)	1,829
Accounts payable	1,376	(1,578)
Accrued liabilities	(21,340)	(10,107)
Net cash provided by (used in) operating activities	(117,563)	(58,461)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(2,787)	(2,552)
Distributions of capital from unconsolidated homebuilding joint ventures	14,808	1,320
Other investing activities	(1,735)	(369)
Net cash provided by (used in) investing activities	10,286	(1,601)

Cash Flows From Financing Activities:
Change in restricted cash	(5,238)	(662)
Principal payments on secured project debt and other notes payable	(890)	(7,093)
Net proceeds from (payments on) mortgage credit facilities	(48,370)	1,117
Proceeds from the exercise of stock options	3,596	6,458
Net cash provided by (used in) financing activities	(50,902)	(180)

Net increase (decrease) in cash and equivalents	(158,179)	(60,242)
Cash and equivalents at beginning of period	363,291	346,555
Cash and equivalents at end of period	$205,112	$286,313

Cash and equivalents at end of period	$205,112	$286,313
Homebuilding restricted cash at end of period	26,698	27,562
Financial services restricted cash at end of period	1,295	2,420
Cash and equivalents and restricted cash at end of period	$233,105	$316,295

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

1.       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2014 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Standard Pacific Corp. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.   Recent Accounting Pronouncements

 In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position.  For public companies, the amendments in ASU 2013-11 were effective prospectively for interim and annual periods beginning after December 15, 2013.  Our adoption of ASU 2013-11 on January 1, 2014 did not have an effect on our condensed consolidated financial statements.

 In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (“ASU 2014-04”), which clarifies when an in-substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred.  By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property.  For public companies, ASU 2014-04 is effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-04 is not expected to have a material effect on our condensed consolidated financial statements.

 In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area.  The new guidance requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, income, and expenses of discontinued operations.  The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.  For public companies, the amendments in ASU 2014-08 are effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-08 is not expected to have a material effect on our condensed consolidated financial statements.

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

 Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  All of the expenses incurred by Corporate are allocated to each of our operating segments based on their respective percentage of revenues.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Homebuilding revenues:
California	$219,479	$199,190
Southwest	107,207	79,404
Southeast	133,513	79,127
Total homebuilding revenues	$460,199	$357,721

Homebuilding pretax income:
California	$38,553	$22,408
Southwest	10,058	6,511
Southeast	11,299	4,017
Total homebuilding pretax income	$59,910	$32,936

Segment financial information relating to the Company’s homebuilding assets was as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Homebuilding assets:
California	$1,388,582	$1,344,605
Southwest	712,636	641,711
Southeast	861,738	785,988
Corporate	564,850	740,950
Total homebuilding assets	$3,527,806	$3,513,254

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

  Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding.  Our Series B junior participating convertible preferred stock (“Series B Preferred Stock”), which is convertible into shares of our common stock at the holder’s option (subject to a limitation based upon voting interest), and our unvested restricted stock, are classified as participating securities in accordance with ASC 260.  Net income allocated to the holders of our Series B Preferred Stock and unvested restricted stock is calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

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

The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$38,159	$21,824
Less: Net income allocated to preferred shareholder	(9,147)	(8,903)
Less: Net income allocated to unvested restricted stock	(59)	(22)
Net income available to common stockholders for basic
earnings per common share	28,953	12,899
Effect of dilutive securities:
Net income allocated to preferred shareholder	9,147	8,903
Interest on 1¼% convertible senior notes due 2032,
included in cost of sales	41	41
Net income available to common and preferred stock for diluted
earnings per share	$38,141	$21,843

Denominator:
Weighted average basic common shares outstanding	277,948,342	214,166,912
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	87,812,786	147,812,786
Total weighted average common shares outstanding if preferred shares
converted to common shares	365,761,128	361,979,698
Effect of dilutive securities:
Stock options and stock appreciation rights	6,633,777	7,467,654
1¼% convertible senior notes due 2032	31,312,850	31,312,850
Weighted average diluted shares outstanding	403,707,755	400,760,202

Income per common share:
Basic	$0.10	$0.06
Diluted	$0.09	$0.05

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

  Total compensation expense recognized related to stock-based compensation was $2.4 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, total unrecognized stock-based compensation expense was $12.8 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 1.7 years.

6.       Restricted Cash

At March 31, 2014, restricted cash included $28.0 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($26.7 million of homebuilding restricted cash and $1.3 million of financial services restricted cash).

7.       Inventories

    a.  Inventories Owned

    Inventories owned consisted of the following at:

	March 31, 2014
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$812,401	$457,257	$571,893	$1,841,551
Homes completed and under construction	350,031	194,030	225,725	769,786
Model homes	74,925	27,212	27,795	129,932
Total inventories owned	$1,237,357	$678,499	$825,413	$2,741,269

	December 31, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$819,278	$415,910	$536,473	$1,771,661
Homes completed and under construction	280,875	159,927	187,569	628,371
Model homes	82,367	27,466	26,237	136,070
Total inventories owned	$1,182,520	$603,303	$750,279	$2,536,102

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  During the three months ended March 31, 2014 and 2013, we reviewed all projects under development and held for future development, totaling 361 and 293, respectively, for indicators of potential impairment.  Based on the impairment review, we did not record any inventory impairments during the three months ended March 31, 2014 and 2013.

    b. Inventories Not Owned

Inventories not owned consisted of the following at:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

Land purchase and lot option deposits	$43,325	$44,005
Other lot option contracts, net of deposits	40,276	54,336
Total inventories not owned	$83,601	$98,341

  Under ASC Topic 810, Consolidation (“ASC 810”), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity (“VIE”) may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of March 31, 2014 and December 31, 2013, we had consolidated $10.0 million and $21.7 million, respectively, within inventories not owned (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

  Other lot option contracts also included $27.0 million as of March 31, 2014 and December 31, 2013, related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land, and $3.3 million and $5.7 million, as of March 31, 2014 and December 31, 2013, respectively, of purchase price allocated in connection with the acquisition of a business during the 2013 second quarter.

8.       Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest (“ASC 835”).  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the three months ended March 31, 2014 and 2013, our qualified assets exceeded our debt, and as a result, all of our interest incurred during the three months ended March 31, 2014 and 2013 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	(Dollars in thousands)

Total interest incurred (1)		$38,786		$35,027
Less: Interest capitalized to inventories owned		(38,213)		(34,201)
Less: Interest capitalized to investments in unconsolidated joint ventures		(573)		(826)
Interest expense	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$24,368		$27,696
Interest previously capitalized to inventories owned, included in cost of land sales		$615		$189
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$30		$169
Interest capitalized in ending inventories owned (2)		$257,981		$227,718
Interest capitalized as a percentage of inventories owned		9.4%		11.1%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$1,511		$7,578
Interest capitalized as a percentage of investments in unconsolidated joint ventures		3.0%		14.3%
__________________
(1)
For the three months ended March 31, 2013, interest incurred included the noncash amortization of $2.6 million of interest related to interest rate swap agreements that were terminated in the 2010 fourth quarter (please see Note 15 “Derivative Instruments and Hedging Activities”).

(2)
During the three months ended March 31, 2014, in connection with lot purchases from our joint ventures, $4.0 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

9.       Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)

Revenues	$31,224	$17,192
Cost of sales and expenses	(33,321)	(14,870)
Income (loss) of unconsolidated joint ventures	$(2,097)	$2,322
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(437)	$1,134

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures allocated based on the provisions of the underlying joint venture operating agreements.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes we construct on such lots to third parties.  Following such home sales, we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the three months ended March 31, 2014 and 2013, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the three months ended March 31, 2014 and 2013, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the three months ended March 31, 2014 and 2013.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Cash	$34,264	$37,884
Inventories	186,207	211,929
Other assets	12,977	8,600
Total assets	$233,448	$258,413

Liabilities and Equity:
Accounts payable and accrued liabilities	$18,606	$20,496
Non-recourse debt	30,000	30,000
Standard Pacific equity	53,846	66,363
Other members' equity	130,996	141,554
Total liabilities and equity	$233,448	$258,413

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$49,720	$66,054

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of March 31, 2014 and December 31, 2013, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $1.5 million and $5.0 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2014 and December 31, 2013, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of March 31, 2014, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)

Warranty accrual, beginning of the period	$13,811	$15,514
Warranty costs accrued during the period	1,183	414
Warranty costs paid during the period	(1,361)	(796)
Warranty accrual, end of the period	$13,633	$15,132

11.     Revolving Credit Facility and Letter of Credit Facilities

As of March 31, 2014, we were party to a $440 million unsecured revolving credit facility (the “Revolving Facility”), which matures in October 2015.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased subject to the availability of additional bank commitments and certain other conditions.  As of March 31, 2014, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of March 31, 2014, we satisfied the conditions that would allow us to borrow up to $440 million under the facility and had no amounts outstanding.

As of March 31, 2014, we were party to four committed letter of credit facilities totaling $41 million, of which $12.6 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2014 to October 2016.  In addition, as of such date, we also had $13.1 million outstanding under an uncommitted letter of credit facility.  As of March 31, 2014, these facilities were secured by cash collateral deposits of $26.1 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.     Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At March 31, 2014, we had approximately $6.0 million outstanding in secured project debt and other notes payable.

13.     Senior Notes Payable

Senior notes payable consisted of the following at:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$4,971	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	269,906	269,046
8⅜% Senior Notes due May 2018, net of premium	578,889	579,085
8⅜% Senior Notes due January 2021, net of discount	397,424	397,353
6¼% Senior Notes due December 2021	300,000	300,000
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$1,833,979	$1,833,244

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our 1¼% Convertible Senior Notes, are redeemable at our option, in whole or in part, pursuant to a “make whole” formula.  These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).  As of March 31, 2014, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the “Guarantor Subsidiaries”) guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

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

We repaid the remaining $5.0 million principal balance of our 6¼% Senior Notes upon maturity in April 2014.

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

At March 31, 2014, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  They also owned 126.4 million shares of our common stock.  As of March 31, 2014, the outstanding shares of Series B Preferred Stock on an as converted basis plus the common stock owned by MatlinPatterson represented approximately 58% of the total number of shares of our common stock outstanding on an if-converted basis.

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

For the three months ended March 31, 2013, we recorded after-tax other comprehensive income of $1.6 million related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, at which time the total cost was completely amortized.

16.     Mortgage Credit Facilities

At March 31, 2014, we had $52.5 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of March 31, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Standard Pacific Mortgage is currently negotiating an extension for the $125 million repurchase facility which matures on May 12, 2014.

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

•      Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

    The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	March 31, 2014	December 31, 2013
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$72,192	$124,184

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		March 31, 2014		December 31, 2013
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$13,165	$13,165	$12,220	$12,220
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,833,979	$2,159,611	$1,833,244	$2,165,193

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2014, we had non-refundable cash deposits outstanding of approximately $36.1 million and capitalized preacquisition and other development and construction costs of approximately $3.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $379.1 million.

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

    b.  Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of March 31, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which nine were active and 12 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2014.  In addition, as of March 31, 2014, our joint ventures had $2.7 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

    c.  Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At March 31, 2014, we had approximately $459.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $277.5 million remaining in cost to complete.

    d.  Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $77.1 million at March 31, 2014 and carried a weighted average interest rate of approximately 4.3%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of March 31, 2014, Standard Pacific Mortgage had approximately $70.4 million in closed mortgage loans held for sale and $78.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

Substantially all of the loans originated by Standard Pacific Mortgage are sold with servicing rights released on a non-recourse basis.  This sale is subject to Standard Pacific Mortgage’s obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser’s underwriting guidelines are not met, or there is fraud in connection with the loan.  As of March 31, 2014, we had incurred an aggregate of $10.6 million in losses related to loan repurchases and make-whole payments we had been required to make on the $8.3 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the first quarter of 2014.  During the three months ended March 31, 2014 and 2013, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.2 million and $0.6 million, respectively.  As of March 31, 2014, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the three months ended March 31, 2014 and 2013, Standard Pacific Mortgage made make-whole payments totaling approximately $0.2 million related to three loans and $0.6 million related to eight loans, respectively.

    e.  Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of March 31, 2014 and December 31, 2013 were $63.6 million and $64.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

Our 2014 first quarter provision for income taxes of $23.5 million primarily related to our $61.6 million of pretax income.  As of March 31, 2014, we had a $359.1 million deferred tax asset which was offset by a valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $196.5 million of our deferred tax asset related to net operating loss carryforwards ($119.1 million was subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes, and $77.4 million was not subject to such limitation).  The remaining deferred tax asset balance of $162.6 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   In addition, as of March 31, 2014, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2013.

20.     Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

  The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$35,313	$35,012
Income taxes	$2,991	$8

21.     Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable.  The guarantees are full and unconditional and joint and several.  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$168,340	$205,084	$86,775	$	―	$460,199
Cost of sales	(121,510)	(154,822)	(64,917)		―	(341,249)
Gross margin	46,830	50,262	21,858		―	118,950
Selling, general and administrative expenses	(23,805)	(27,848)	(6,937)		―	(58,590)
Income (loss) from unconsolidated joint ventures	(117)	33	(353)		―	(437)
Equity income of subsidiaries	24,496	―	―		(24,496)	―
Interest income (expense), net	3,689	(2,806)	(883)		―	―
Other income (expense)	(142)	(30)	159		―	(13)
Homebuilding pretax income	50,951	19,611	13,844		(24,496)	59,910
Financial Services:
Financial services pretax income	―	―	1,705		―	1,705
Income before taxes	50,951	19,611	15,549		(24,496)	61,615
Provision for income taxes	(12,792)	(7,255)	(3,409)		―	(23,456)
Net income	$38,159	$12,356	$12,140		$(24,496)	$38,159

	Three Months Ended March 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$175,235	$151,389	$31,097	$	―	$357,721
Cost of sales	(137,086)	(120,400)	(25,709)		―	(283,195)
Gross margin	38,149	30,989	5,388		―	74,526
Selling, general and administrative expenses	(21,030)	(22,046)	(3,218)		―	(46,294)
Income (loss) from unconsolidated joint ventures	1,135	(72)	71		―	1,134
Equity income of subsidiaries	5,280	―	―		(5,280)	―
Interest income (expense), net	5,003	(3,602)	(1,401)		―	―
Other income (expense)	3,507	(16)	79		―	3,570
Homebuilding pretax income	32,044	5,253	919		(5,280)	32,936
Financial Services:
Financial services pretax income	―	―	2,457		―	2,457
Income before taxes	32,044	5,253	3,376		(5,280)	35,393
Provision for income taxes	(10,220)	(2,405)	(944)		―	(13,569)
Net income	$21,824	$2,848	$2,432		$(5,280)	$21,824

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$34,049	$686	$159,967	$	―	$194,702
Restricted cash	―	―	26,698		―	26,698
Trade, intercompany and other receivables	1,420,893	11,288	48,636		(1,448,921)	31,896
Inventories:
Owned	855,812	1,107,558	777,899		―	2,741,269
Not owned	14,507	31,397	37,697		―	83,601
Investments in unconsolidated joint ventures	403	224	49,093		―	49,720
Investments in subsidiaries	839,236	―	―		(839,236)	―
Deferred income taxes, net	358,988	―	―		(4,510)	354,478
Other assets	35,642	7,435	2,365		―	45,442
Total Homebuilding Assets	3,559,530	1,158,588	1,102,355		(2,292,667)	3,527,806
Financial Services:
Cash and equivalents	―	―	10,410		―	10,410
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	70,093		―	70,093
Mortgage loans held for investment, net	―	―	13,165		―	13,165
Other assets	―	―	8,265		(1,782)	6,483
Total Financial Services Assets	―	―	103,228		(1,782)	101,446
Total Assets	$3,559,530	$1,158,588	$1,205,583		$(2,294,449)	$3,629,252

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$12,044	$17,457	$7,646	$	―	$37,147
Accrued liabilities and intercompany payables	165,301	800,765	626,130		(1,407,810)	184,386
Secured project debt and other notes payable	35,119	―	6,015		(35,119)	6,015
Senior notes payable	1,833,979	―	―		―	1,833,979
Total Homebuilding Liabilities	2,046,443	818,222	639,791		(1,442,929)	2,061,527
Financial Services:
Accounts payable and other liabilities	―	―	14,425		(12,284)	2,141
Mortgage credit facilities	―	―	52,497		―	52,497
Total Financial Services Liabilities	―	―	66,922		(12,284)	54,638
Total Liabilities	2,046,443	818,222	706,713		(1,455,213)	2,116,165

Equity:
Total Stockholders' Equity	1,513,087	340,366	498,870		(839,236)	1,513,087
Total Liabilities and Equity	$3,559,530	$1,158,588	$1,205,583		$(2,294,449)	$3,629,252

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$175,289	$494	$179,706	$	―	$355,489
Restricted cash	―	―	21,460		―	21,460
Trade, intercompany and other receivables	1,278,567	3,565	8,167		(1,275,868)	14,431
Inventories:
Owned	804,099	1,012,841	719,162		―	2,536,102
Not owned	9,737	41,734	46,870		―	98,341
Investments in unconsolidated joint ventures	586	422	65,046		―	66,054
Investments in subsidiaries	810,340	―	―		(810,340)	―
Deferred income taxes, net	379,313	―	―		(3,913)	375,400
Other assets	38,024	5,478	2,475		―	45,977
Total Homebuilding Assets	3,495,955	1,064,534	1,042,886		(2,090,121)	3,513,254
Financial Services:
Cash and equivalents	―	―	7,802		―	7,802
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	122,031		―	122,031
Mortgage loans held for investment, net	―	―	12,220		―	12,220
Other assets	―	―	7,490		(1,987)	5,503
Total Financial Services Assets	―	―	150,838		(1,987)	148,851
Total Assets	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$11,685	$13,442	$10,644	$	―	$35,771
Accrued liabilities and intercompany payables	182,066	723,082	578,995		(1,269,877)	214,266
Secured project debt and other notes payable	―	―	6,351		―	6,351
Senior notes payable	1,833,244	―	―		―	1,833,244
Total Homebuilding Liabilities	2,026,995	736,524	595,990		(1,269,877)	2,089,632
Financial Services:
Accounts payable and other liabilities	―	―	14,537		(11,891)	2,646
Mortgage credit facilities	―	―	100,867		―	100,867
Total Financial Services Liabilities	―	―	115,404		(11,891)	103,513
Total Liabilities	2,026,995	736,524	711,394		(1,281,768)	2,193,145

Equity:
Total Stockholders' Equity	1,468,960	328,010	482,330		(810,340)	1,468,960
Total Liabilities and Equity	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

21.     Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(36,848)	$(88,166)	$7,451	$	―	$(117,563)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	146	―	(2,933)		―	(2,787)
Distributions of capital from unconsolidated homebuilding joint ventures	―	229	14,579		―	14,808
Loan to parent	―	―	(35,000)		35,000	―
Other investing activities	(284)	(387)	(1,064)		―	(1,735)
Net cash provided by (used in) investing activities	(138)	(158)	(24,418)		35,000	10,286

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(5,238)		―	(5,238)
Principal payments on secured project debt and other notes payable	―	―	(890)		―	(890)
Loan from subsidiary	35,000	―	―		(35,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(48,370)		―	(48,370)
(Contributions to) distributions from Corporate and subsidiaries	(4,400)	―	4,400		―	―
Proceeds from the exercise of stock options	3,596	―	―		―	3,596
Intercompany advances, net	(138,450)	88,516	49,934		―	―
Net cash provided by (used in) financing activities	(104,254)	88,516	(164)		(35,000)	(50,902)

Net increase (decrease) in cash and equivalents	(141,240)	192	(17,131)		―	(158,179)
Cash and equivalents at beginning of period	175,289	494	187,508		―	363,291
Cash and equivalents at end of period	$34,049	$686	$170,377	$	―	$205,112

	Three Months Ended March 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$24,751	$(44,388)	$(38,824)	$	―	$(58,461)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(232)	(26)	(2,294)		―	(2,552)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	1,320		―	1,320
Other investing activities	(343)	(192)	166		―	(369)
Net cash provided by (used in) investing activities	(575)	(218)	(808)		―	(1,601)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(662)		―	(662)
Principal payments on secured project debt and other notes payable	(6,804)	―	(289)		―	(7,093)
Net proceeds from (payments on) mortgage credit facilities	―	―	1,117		―	1,117
Proceeds from the exercise of stock options	6,458	―	―		―	6,458
Intercompany advances, net	(60,509)	44,641	15,868		―	―
Net cash provided by (used in) financing activities	(60,855)	44,641	16,034		―	(180)

Net increase (decrease) in cash and equivalents	(36,679)	35	(23,598)		―	(60,242)
Cash and equivalents at beginning of period	154,722	114	191,719		―	346,555
Cash and equivalents at end of period	$118,043	$149	$168,121	$	―	$286,313

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Selected Financial Information
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$446,918	$355,126
Land sale revenues	13,281	2,595
Total revenues	460,199	357,721
Cost of home sales	(328,245)	(280,612)
Cost of land sales	(13,004)	(2,583)
Total cost of sales	(341,249)	(283,195)
Gross margin	118,950	74,526
Gross margin percentage	25.8%	20.8%
Selling, general and administrative expenses	(58,590)	(46,294)
Income (loss) from unconsolidated joint ventures	(437)	1,134
Other income (expense)	(13)	3,570
Homebuilding pretax income	59,910	32,936

Financial Services:
Revenues	4,984	5,677
Expenses	(3,440)	(3,322)
Other income	161	102
Financial services pretax income	1,705	2,457

Income before taxes	61,615	35,393
Provision for income taxes	(23,456)	(13,569)
Net income	38,159	21,824
Less: Net income allocated to preferred shareholder	(9,147)	(8,903)
Less: Net income allocated to unvested restricted stock	(59)	(22)
Net income available to common stockholders	$28,953	$12,899

Income Per Common Share:
Basic	$0.10	$0.06
Diluted	$0.09	$0.05

Weighted Average Common Shares Outstanding:
Basic	277,948,342	214,166,912
Diluted	315,894,969	252,947,416

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	403,707,755	400,760,202

Net cash provided by (used in) operating activities	$(117,563)	$(58,461)
Net cash provided by (used in) investing activities	$10,286	$(1,601)
Net cash provided by (used in) financing activities	$(50,902)	$(180)
Adjusted Homebuilding EBITDA (1)	$89,008	$63,823
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

(1)      continued

    The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,		LTM Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(117,563)	$(58,461)	$(213,318)	$(299,459)
Add:
Provision (benefit) for income taxes	23,456	13,569	78,870	(439,852)
Deferred income tax benefit (provision)	(23,622)	(13,374)	(94,462)	440,626
Homebuilding interest amortized to cost of sales and interest expense	24,983	27,885	118,876	117,078
Less:
Income from financial services subsidiary	1,544	2,355	9,940	11,227
Depreciation and amortization from financial services subsidiary	33	28	126	120
Loss on disposal of property and equipment	1	15	3	52
Net changes in operating assets and liabilities:
Trade and other receivables	17,549	8,916	11,877	1,124
Mortgage loans held for sale	(51,938)	(140)	(49,255)	54,732
Inventories-owned	188,759	73,030	531,041	344,468
Inventories-not owned	8,165	4,940	46,544	33,864
Other assets	833	(1,829)	1,697	(3,419)
Accounts payable	(1,376)	1,578	(16,279)	(1,124)
Accrued liabilities	21,340	10,107	3,284	(10,681)
Adjusted Homebuilding EBITDA	$89,008	$63,823	$408,806	$225,958

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview

The strong operating performance we achieved during the last two years continued into the first quarter of 2014, with pretax income and home sale revenues up 74% and 26%, respectively, from the prior year period.  Net income for the 2014 first quarter was $38.2 million, or $0.09 per diluted share, as compared to $21.8 million, or $0.05 per diluted share, for the 2013 first quarter, and pretax income was $61.6 million, compared to $35.4 million.  Our gross margin from home sales rose to 26.6% for the quarter, a 560 basis point increase from the 2013 first quarter, and our operating margin from home sales for the quarter was 13.4%, a 550 basis point increase compared to the prior year period.  In addition, the dollar value of homes in backlog was $1.0 billion, a 39% increase from the prior year period.

We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  We believe we are well positioned to benefit from our strong land position and the improved housing market.  The low level of single family housing construction over the past several years, combined with the relatively low level of available resale and new home inventory in many of our markets, suggest that demand should continue to outpace supply in these markets in the near term.  We believe we continue to be well positioned to take advantage of the long-term housing recovery.

Homebuilding

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Homebuilding revenues:
California	$219,479	$199,190
Southwest	107,207	79,404
Southeast	133,513	79,127
Total homebuilding revenues	$460,199	$357,721

Homebuilding pretax income:
California	$38,553	$22,408
Southwest	10,058	6,511
Southeast	11,299	4,017
Total homebuilding pretax income	$59,910	$32,936

Homebuilding pretax income for the 2014 first quarter was $59.9 million compared to $32.9 million in the year earlier period.  The improvement in our financial performance was primarily the result of a 26% increase in home sale revenues and a 560 basis point improvement in gross margin from home sales.

Revenues

Home sale revenues increased 26%, from $355.1 million for the 2013 first quarter to $446.9 million for the 2014 first quarter, resulting from a 20% increase in our consolidated average home price to $449 thousand and a 5% increase in new home deliveries.

	Three Months Ended March 31,
	2014	2013	% Change
New homes delivered:
California	339	400	(15%)
Arizona	63	63	―
Texas	149	133	12%
Colorado	53	43	23%
Total Southwest	265	239	11%
Florida	235	183	28%
Carolinas	156	125	25%
Total Southeast	391	308	27%
Total	995	947	5%

The increase in new home deliveries for the 2014 first quarter was driven primarily by a 10% increase in the number of homes in beginning backlog expected to close during the quarter as compared to the year earlier period, partially offset by a 6% decrease in net new orders.

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$624	$492	27%
Arizona	305	249	22%
Texas	415	348	19%
Colorado	484	400	21%
Total Southwest	403	331	22%
Florida	350	259	35%
Carolinas	298	254	17%
Total Southeast	329	257	28%
Total	$449	$375	20%

Our consolidated average home price for the 2014 first quarter was up 20%, to $449 thousand, compared to the year earlier period. This reflects general price increases within the majority of our markets, a shift to more move-up product, and a decrease in the use of sales incentives.

Gross Margin

  Our 2014 first quarter gross margin percentage from home sales increased to 26.6% compared to 21.0% in the 2013 first quarter.  The year over year increase in our gross margin percentage from home sales was primarily attributable to price increases, a decrease in the use of sales incentives, a higher proportion of deliveries from our more profitable new communities, and improved margins from speculative homes sold and delivered during the quarter.

SG&A Expenses

Our 2014 first quarter SG&A expenses (including Corporate G&A) were $58.6 million compared to $46.3 million for the prior year period, up 10 basis points as a percentage of home sale revenues to 13.1%, compared to 13.0% for the 2013 first quarter.  The increase in our SG&A rate was primarily the result of higher sales and marketing costs associated with new community openings.

Operating Data

	Three Months Ended March 31,
	2014	2013	% Change	% Absorption Change (1)
Net new orders (2):
California	473	482	(2%)	(6%)
Arizona	67	75	(11%)	(35%)
Texas	235	242	(3%)	(20%)
Colorado	53	62	(15%)	(40%)
Total Southwest	355	379	(6%)	(26%)
Florida	283	293	(3%)	(13%)
Carolinas	200	240	(17%)	(11%)
Total Southeast	483	533	(9%)	(12%)
Total	1,311	1,394	(6%)	(15%)
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.

	Three Months Ended March 31,
	2014	2013	% Change
Average number of selling communities during the period:
California	46	44	5%
Arizona	11	8	38%
Texas	35	29	21%
Colorado	10	7	43%
Total Southwest	56	44	27%
Florida	41	37	11%
Carolinas	31	33	(6%)
Total Southeast	72	70	3%
Total	174	158	10%

Net new orders for the 2014 first quarter decreased 6%, to 1,311 homes, from the prior year period on a 10% increase in average active selling communities.  Our monthly sales absorption rate for the 2014 first quarter was 2.5 per community, compared to 2.9 per community for the 2013 first quarter and 1.7 per community for the 2013 fourth quarter.  The decrease in sales absorption rate from the 2013 first quarter reflects our continued emphasis on margin over sales pace, and the increase in sales absorption rate from the 2013 fourth quarter to the 2014 first quarter was above the seasonality we typically experience in our business.  Our cancellation rate for the three months ended March 31, 2014 was 14%, compared to 10% for the 2013 first quarter and 21% for the 2013 fourth quarter.  Our 2014 first quarter cancellation rate increased from the historically low levels we experienced in the first half of 2013, but was still below our average historical cancellation rate of approximately 21% over the last 10 years.  Our cancellation rate

(excluding cancellations from current quarter sales) for homes in beginning backlog was 7.7% for the 2014 first quarter, a 230 basis point increase from the prior year period.

	At March 31,
	2014		2013		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	530	$360,371	522	$284,033	2%	27%
Arizona	109	38,032	89	24,886	22%	53%
Texas	376	184,452	313	126,276	20%	46%
Colorado	108	55,930	94	42,374	15%	32%
Total Southwest	593	278,414	496	193,536	20%	44%
Florida	552	248,543	476	134,880	16%	84%
Carolinas	341	114,057	357	107,202	(4%)	6%
Total Southeast	893	362,600	833	242,082	7%	50%
Total	2,016	$1,001,385	1,851	$719,651	9%	39%

The dollar value of our backlog as of March 31, 2014 increased 39% from the year earlier period to $1.0 billion, or 2,016 homes.  Our consolidated average home price in backlog of $497 thousand as of March 31, 2014 increased 28% compared to March 31, 2013, reflecting the continued execution of our move-up homebuyer focused strategy and pricing opportunities in select markets.

	At March 31,
	2014	2013	% Change
Homesites owned and controlled:
California	9,545	10,407	(8%)
Arizona	2,302	1,902	21%
Texas	4,555	5,165	(12%)
Colorado	1,254	1,174	7%
Nevada	1,124	1,124	―
Total Southwest	9,235	9,365	(1%)
Florida	12,257	8,445	45%
Carolinas	4,678	3,906	20%
Total Southeast	16,935	12,351	37%
Total (including joint ventures)	35,715	32,123	11%

Homesites owned	28,743	25,689	12%
Homesites optioned or subject to contract	6,707	5,837	15%
Joint venture homesites (1)	265	597	(56%)
Total (including joint ventures)	35,715	32,123	11%

Homesites owned:
Raw lots	6,892	5,722	20%
Homesites under development	9,811	8,371	17%
Finished homesites	6,341	5,616	13%
Under construction or completed homes	3,198	2,583	24%
Held for sale	2,501	3,397	(26%)
Total	28,743	25,689	12%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of March 31, 2014 increased 11% from the year earlier period and 2% from the 35,175 homesites owned and controlled as of December 31, 2013.  We purchased $144.7 million of land (2,190 homesites) during the 2014 first quarter, of which 34% (based on homesites) was located in Florida, 20% in Arizona, 19% in the Carolinas, 14% in California and 12% in Texas.  As of March 31, 2014, we owned or controlled 35,715 homesites, of which 23,783 are owned and actively selling or under development, 6,972 are controlled or under option, and the remaining 4,960 homesites are held for future development or for sale.

	At March 31,
	2014	2013	% Change
Homes under construction and speculative homes:
Homes under construction (excluding specs)	1,339	1,217	10%
Speculative homes under construction	906	690	31%
Total homes under construction	2,245	1,907	18%

Completed and unsold homes (excluding models)	368	200	84%

Homes under construction (excluding specs) as of March 31, 2014 increased 10% compared to March 31, 2013, primarily the result of the 9% increase in homes in backlog.  In addition, we have strategically increased our speculative homes compared to the prior year.

Financial Services

In the 2014 first quarter our mortgage financing subsidiary reported pretax income of approximately $1.5 million compared to $2.4 million in the year earlier period.  The decrease was driven primarily by lower margins on loan originations and sales, partially offset by a 6% increase in the dollar volume of loans originated and sold and a $0.4 million decrease in loan loss reserve expense related to indemnification and repurchase reserves.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operation:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Total Originations:
Loans	587	669
Principal	$184,961	$200,440
Capture Rate	76%	82%

Loans Sold to Third Parties:
Loans	746	669
Principal	$236,229	$198,209

Mortgage Loan Origination Product Mix:
FHA loans	10%	21%
Other government loans (VA & USDA)	9%	18%
Total government loans	19%	39%
Conforming loans	76%	60%
Jumbo loans	5%	1%
	100%	100%
Loan Type:
Fixed	93%	98%
ARM	7%	2%
Credit Quality:
Avg. FICO score	751	742
Other Data:
Avg. combined LTV ratio	82%	86%
Full documentation loans	100%	100%

Income Taxes

Our 2014 first quarter provision for income taxes of $23.5 million primarily related to our $61.6 million of pretax income.  As of March 31, 2014, we had a $359.1 million deferred tax asset which was offset by a valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $119.1 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $240.0 million balance of the deferred tax asset is not subject to such limitations.

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

For the three months ended March 31, 2014, we used $117.6 million of cash in operating activities versus $58.5 million in the year earlier period.  The increase in cash used in operating activities during 2014 as compared to the prior year period was driven primarily by a $99.4 million increase in cash land purchase and development costs and an 18% increase in total homes under construction, partially offset by a 29% increase in homebuilding revenues.  As of March 31, 2014, our homebuilding cash balance was $221.4 million (including $26.7 million of restricted cash).

Revolving Credit Facility. As of March 31, 2014, we were party to a $440 million unsecured revolving credit facility (the “Revolving Facility”) which matures in October 2015.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2014	Covenant Requirements at March 31, 2014
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,511.6	≥	$892.8
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.13	≤	2.25
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.21	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$153.0	≥	$133.1
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.81	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$244.2	≤	$609.1
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$440.0
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.00 for the period ending March 31, 2015 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

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

(5)	Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of March 31, 2014, our availability under the Revolving Facility was $440 million.

Letter of Credit Facilities.  As of March 31, 2014, we were party to four committed letter of credit facilities totaling $41 million, of which $12.6 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2014 to October 2016.  In addition, as of such date, we also had $13.1 million outstanding under an uncommitted letter of credit facility.  As of March 31, 2014, these facilities were secured by cash collateral deposits of $26.1 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of March 31, 2014, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

March 31, 2014
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

    As of March 31, 2014, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at March 31, 2014	Covenant Requirements at March 31, 2014

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.23	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.58	≥	2.00

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

    We repaid the remaining $5.0 million principal balance of our 6¼% Senior Notes upon maturity in April 2014.

    Joint Venture Loans.  As described more particularly under the heading “Off-Balance Sheet Arrangements”, our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2014, only one joint venture had bank debt outstanding, which totaled $30.0 million.  This joint venture bank debt was non-recourse to us.

    Secured Project Debt and Other Notes Payable.  At March 31, 2014, we had $6.0 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At March 31, 2014, we had $52.5 million outstanding under our mortgage financing subsidiary’s mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2014, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of March 31, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Standard Pacific Mortgage is currently negotiating an extension for the $125 million repurchase facility which matures on May 12, 2014.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At March 31, 2014, we had approximately $459.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $277.5 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the three months ended March 31, 2014.

    Leverage.  Our homebuilding debt to total book capitalization as of March 31, 2014 was 54.9% and our adjusted net homebuilding debt to adjusted total book capitalization was 51.7%.  In addition as of March 31, 2014 and 2013, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month period ended

March 31, 2014 and 2013 was 4.5x and 6.8x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.0x and 5.4x, respectively (please see page 25 for the reconciliation of net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2014, we had non-refundable cash deposits outstanding of approximately $36.1 million and capitalized pre-acquisition and other development and construction costs of approximately $3.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $379.1 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which nine were active and 12 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2014.  As of March 31, 2014, we had $2.7 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

There have been no significant changes to our critical accounting policies from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2014.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.  Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of March 31, 2014, Standard Pacific Mortgage had approximately $70.4 million in closed mortgage loans held for sale and $78.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors’ administrative review of the applicable loan documents.

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

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	adverse economic developments that negatively impact the demand for homes and the pace and scope of the current recovery in the United States economy;
•	the market value and availability of land;
•	our dependence on the California market;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;
•	high cancellation rates;
•	the risk of our longer term acquisition strategy;
•	the cost and availability of labor and materials;

•	our ability to obtain suitable bonding for development of our communities;
•	adverse weather conditions and natural disasters;
•	litigation and warranty claims;
•	our reliance on subcontractors and their ability to construct our homes;
•
risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market and exposure to regulatory investigations or lawsuits claiming improper lending practices;

•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;
•	government regulation, including environmental, building, climate change, worker health, safety, mortgage lending, title insurance, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of “slow growth”, “no growth” and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
•
the impact of restrictive covenants in our credit agreements, public notes and private term loans and our ability to comply with these covenants, including our ability to incur additional indebtedness;

•	the amount of, and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing;
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

•	other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 1A.          RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.  For a detailed description of risk factors, refer to Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.             MINE SAFETY DISCLOSURES

    Not applicable

ITEM 5.             OTHER INFORMATION

    Not applicable

ITEM 6.             EXHIBITS

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Standard Pacific Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STANDARD PACIFIC CORP.
                 (Registrant)

Dated: May 2, 2014	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2014	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)