Form 10-Q
period 2014-06-30
STANDARD PACIFIC CORP /DE/
filed 2014-08-01
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Registrant's shares of common stock outstanding at July 31, 2014: 279,396,498

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$591,706	$434,308	$1,038,624	$789,434
Land sale revenues	780	4,373	14,061	6,968
Total revenues	592,486	438,681	1,052,685	796,402
Cost of home sales	(434,196)	(331,503)	(762,441)	(612,115)
Cost of land sales	(350)	(4,416)	(13,354)	(6,999)
Total cost of sales	(434,546)	(335,919)	(775,795)	(619,114)
Gross margin	157,940	102,762	276,890	177,288
Selling, general and administrative expenses	(67,835)	(54,598)	(126,425)	(100,892)
Income (loss) from unconsolidated joint ventures	(462)	147	(899)	1,281
Other income (expense)	(363)	(1,247)	(376)	2,323
Homebuilding pretax income	89,280	47,064	149,190	80,000
Financial Services:
Revenues	6,112	7,411	11,096	13,088
Expenses	(3,760)	(3,482)	(7,200)	(6,804)
Other income	214	151	375	253
Financial services pretax income	2,566	4,080	4,271	6,537

Income before taxes	91,846	51,144	153,461	86,537
Provision for income taxes	(35,383)	(8,008)	(58,839)	(21,577)
Net income	56,463	43,136	94,622	64,960
Less: Net income allocated to preferred shareholder	(13,496)	(14,293)	(22,650)	(23,991)
Less: Net income allocated to unvested restricted stock	(77)	(66)	(134)	(82)
Net income available to common stockholders	$42,890	$28,777	$71,838	$40,887

Income Per Common Share:
Basic	$0.15	$0.12	$0.26	$0.18
Diluted	$0.14	$0.11	$0.23	$0.16

Weighted Average Common Shares Outstanding:
Basic	279,075,416	243,171,726	278,514,992	228,749,443
Diluted	316,727,592	281,708,696	316,451,929	267,274,060

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	120,779,819	87,812,786	134,221,626

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	404,540,378	402,488,515	404,264,715	401,495,686

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
	(Unaudited)

Net income	$56,463	$43,136	$94,622	$64,960
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	―	649	―	2,228
Total comprehensive income	$56,463	$43,785	$94,622	$67,188

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$129,736	$355,489
Restricted cash	31,385	21,460
Trade and other receivables	25,446	14,431
Inventories:
Owned	2,902,840	2,536,102
Not owned	89,906	98,341
Investments in unconsolidated joint ventures	50,278	66,054
Deferred income taxes, net of valuation allowance of $4,591 at
June 30, 2014 and December 31, 2013	334,095	375,400
Other assets	46,353	45,977
Total Homebuilding Assets	3,610,039	3,513,254
Financial Services:
Cash and equivalents	17,803	7,802
Restricted cash	1,295	1,295
Mortgage loans held for sale, net	79,343	122,031
Mortgage loans held for investment, net	12,233	12,220
Other assets	7,451	5,503
Total Financial Services Assets	118,125	148,851
Total Assets	$3,728,164	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$41,920	$35,771
Accrued liabilities	209,859	214,266
Secured project debt and other notes payable	5,054	6,351
Senior notes payable	1,829,783	1,833,244
Total Homebuilding Liabilities	2,086,616	2,089,632
Financial Services:
Accounts payable and other liabilities	2,386	2,646
Mortgage credit facilities	66,579	100,867
Total Financial Services Liabilities	68,965	103,513
Total Liabilities	2,155,581	2,193,145

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 shares
issued and outstanding at June 30, 2014 and December 31, 2013	3	3
Common stock, $0.01 par value; 600,000,000 shares authorized; 279,287,853 and 277,618,177 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	2,793	2,776
Additional paid-in capital	1,363,798	1,354,814
Accumulated earnings	205,989	111,367
Total Equity	1,572,583	1,468,960
Total Liabilities and Equity	$3,728,164	$3,662,105

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$94,622	$64,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	899	(1,281)
Cash distributions of income from unconsolidated joint ventures	1,875	3,375
Depreciation and amortization	2,436	1,386
Loss on disposal of property and equipment	1	16
Amortization of stock-based compensation	5,231	3,975
Deferred income tax provision	59,005	21,183
Changes in cash and equivalents due to:
Trade and other receivables	(11,133)	(19,648)
Mortgage loans held for sale	42,574	11,958
Inventories - owned	(316,023)	(230,023)
Inventories - not owned	(14,794)	(9,710)
Other assets	(1,975)	(1,254)
Accounts payable	6,149	(380)
Accrued liabilities	(12,379)	6,239
Net cash provided by (used in) operating activities	(143,512)	(149,204)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(5,677)	(10,752)
Distributions of capital from unconsolidated homebuilding joint ventures	14,808	1,569
Net cash paid for acquisitions	(33,408)	(113,793)
Other investing activities	(1,487)	(3,878)
Net cash provided by (used in) investing activities	(25,764)	(126,854)

Cash Flows From Financing Activities:
Change in restricted cash	(9,925)	2,063
Principal payments on secured project debt and other notes payable	(1,061)	(7,217)
Principal payments on senior notes payable	(4,971)	―
Net proceeds from (payments on) mortgage credit facilities	(34,288)	4,805
Payment of issuance costs in connection with preferred shareholder equity transactions	―	(347)
Proceeds from the exercise of stock options	3,769	10,835
Net cash provided by (used in) financing activities	(46,476)	10,139

Net increase (decrease) in cash and equivalents	(215,752)	(265,919)
Cash and equivalents at beginning of period	363,291	346,555
Cash and equivalents at end of period	$147,539	$80,636

Cash and equivalents at end of period	$147,539	$80,636
Homebuilding restricted cash at end of period	31,385	25,462
Financial services restricted cash at end of period	1,295	1,795
Cash and equivalents and restricted cash at end of period	$180,219	$107,893

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2014 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2013.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to Standard Pacific Corp. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.       Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11").  ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position.  For public companies, the amendments in ASU 2013-11 were effective prospectively for interim and annual periods beginning after December 15, 2013.  Our adoption of ASU 2013-11 on January 1, 2014 did not have an effect on our condensed consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which clarifies when an in-substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred.  By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property.  For public companies, ASU 2014-04 is effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-04 is not expected to have a material effect on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area.  The new guidance requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, income, and expenses of discontinued operations.  The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.  For public companies, the amendments in ASU 2014-08 are effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-08 is not expected to have a material effect on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which clarifies existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  For public companies, the amendments in ASU 2014-09 are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively, with early application not permitted.  We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

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

    Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in Texas.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under "Financial Services."

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

    Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding revenues:
California	$290,899	$229,008	$510,378	$428,198
Southwest	131,590	93,017	238,797	172,421
Southeast	169,997	116,656	303,510	195,783
Total homebuilding revenues	$592,486	$438,681	$1,052,685	$796,402

Homebuilding pretax income:
California	$57,566	$30,002	$96,119	$52,410
Southwest	14,274	8,542	24,332	15,053
Southeast	17,440	8,520	28,739	12,537
Total homebuilding pretax income	$89,280	$47,064	$149,190	$80,000

Segment financial information relating to the Company's homebuilding assets was as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Homebuilding assets:
California	$1,401,858	$1,344,605
Southwest	781,667	641,711
Southeast	921,156	785,988
Corporate	505,358	740,950
Total homebuilding assets	$3,610,039	$3,513,254

4.      Earnings Per Common Share

We compute earnings per share in accordance with ASC Topic 260, Earnings per Share ("ASC 260"), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method.  The two-class method is an allocation of earnings between the holders of common stock and a company's participating security holders.  Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding.  Our Series B junior participating convertible preferred stock ("Series B Preferred Stock"), which is convertible into shares of our common stock at the holder's option (subject to a limitation based upon voting interest), and our unvested restricted stock, are classified as participating securities in accordance with ASC 260.  Net income allocated to the holders of our Series B Preferred Stock and unvested restricted stock is calculated based on the shareholders' proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

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

The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$56,463	$43,136	$94,622	$64,960
Less: Net income allocated to preferred shareholder	(13,496)	(14,293)	(22,650)	(23,991)
Less: Net income allocated to unvested restricted stock	(77)	(66)	(134)	(82)
Net income available to common stockholders for basic
earnings per common share	42,890	28,777	71,838	40,887
Effect of dilutive securities:
Net income allocated to preferred shareholder	13,496	14,293	22,650	23,991
Interest on 1¼% convertible senior notes due 2032,
included in cost of sales	41	41	204	204
Net income available to common and preferred stock for diluted
earnings per share	$56,427	$43,111	$94,692	$65,082

Denominator:
Weighted average basic common shares outstanding	279,075,416	243,171,726	278,514,992	228,749,443
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	87,812,786	120,779,819	87,812,786	134,221,626
Total weighted average common shares outstanding if preferred shares
converted to common shares	366,888,202	363,951,545	366,327,778	362,971,069
Effect of dilutive securities:
Stock options and stock appreciation rights	6,339,326	7,224,120	6,624,087	7,211,767
1¼% convertible senior notes due 2032	31,312,850	31,312,850	31,312,850	31,312,850
Weighted average diluted shares outstanding	404,540,378	402,488,515	404,264,715	401,495,686

Income per common share:
Basic	$0.15	$0.12	$0.26	$0.18
Diluted	$0.14	$0.11	$0.23	$0.16

5.      Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC 718").  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Total compensation expense recognized related to stock-based compensation was $2.8 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, we recognized stock-based compensation expense of $5.2 million and $4.0 million, respectively.  As of June 30, 2014, total unrecognized stock-based compensation expense was $16.7 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 1.9 years.

6.      Restricted Cash

At June 30, 2014, restricted cash included $32.7 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($31.4 million of homebuilding restricted cash and $1.3 million of financial services restricted cash).

7.      Inventories

       a. Inventories Owned

Inventories owned consisted of the following at:

	June 30, 2014
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$804,233	$474,258	$605,346	$1,883,837
Homes completed and under construction	393,170	236,497	246,532	876,199
Model homes	77,304	31,758	33,742	142,804
Total inventories owned	$1,274,707	$742,513	$885,620	$2,902,840

	December 31, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$819,278	$415,910	$536,473	$1,771,661
Homes completed and under construction	280,875	159,927	187,569	628,371
Model homes	82,367	27,466	26,237	136,070
Total inventories owned	$1,182,520	$603,303	$750,279	$2,536,102

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of June 30, 2014 and 2013, the total active and future projects that we owned were 360 and 324, respectively.  During the six months ended June 30, 2014 and 2013, we reviewed all projects for indicators of impairment and based on our review, we did not record any inventory impairments during these periods.

During the three months ended June 30, 2014, we acquired control of approximately 10 current and future communities from a homebuilder in Austin, Texas, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  As a result of this transaction, we recorded approximately $31.5 million of inventories owned, $4.9 million of inventories not owned, $1.2 million of other assets and $4.2 million of other accrued liabilities.  As of June 30, 2014, these amounts are subject to change as we have not yet finalized the purchase accounting for the real estate assets acquired in this transaction.

       b. Inventories Not Owned

Inventories not owned consisted of the following at:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Land purchase and lot option deposits	$49,425	$44,005
Other lot option contracts, net of deposits	40,481	54,336
Total inventories not owned	$89,906	$98,341

Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-

refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of June 30, 2014 and December 31, 2013, we had consolidated $7.6 million and $21.7 million, respectively, within inventories not owned (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

Other lot option contracts also included $27.0 million as of June 30, 2014 and December 31, 2013, related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land, and $5.9 million and $5.7 million, as of June 30, 2014 and December 31, 2013, respectively, of purchase price allocated in connection with business acquisitions during the 2014 and 2013 second quarter.

8.      Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the six months ended June 30, 2014 and 2013, our qualified assets exceeded our debt, and as a result, all of our interest incurred during the six months ended June 30, 2014 and 2013 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(Dollars in thousands)

Total interest incurred (1)		$37,641		$33,526		$76,427		$68,553
Less: Interest capitalized to inventories owned		(37,228)		(32,782)		(75,441)		(66,983)
Less: Interest capitalized to investments in unconsolidated joint ventures		(413)		(744)		(986)		(1,570)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$29,812		$30,337		$54,180		$58,033
Interest previously capitalized to inventories owned, included in cost of land sales		$4		$325		$619		$514
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―		$123		$30		$292
Interest capitalized in ending inventories owned (2)		$265,393		$231,974		$265,393		$231,974
Interest capitalized as a percentage of inventories owned		9.1%		10.0%		9.1%		10.0%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$1,924		$6,063		$1,924		$6,063
Interest capitalized as a percentage of investments in unconsolidated joint ventures		3.8%		10.5%		3.8%		10.5%
__________________
(1)
For the three and six months ended June 30, 2013, interest incurred included the noncash amortization of $1.0 million and $3.6 million, respectively, of interest related to interest rate swap agreements that were terminated in the 2010 fourth quarter (please see Note 15 "Derivative Instruments and Hedging Activities").

(2)
During the six months ended June 30, 2014, in connection with lot purchases from our joint ventures, $4.0 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.  During the three and six months ended June 30, 2013, in connection with lot purchases from our joint ventures, $2.1 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

9.      Investments in Unconsolidated Land Development and Homebuilding Joint Ventures
The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)

Revenues	$31,225	$20,507
Cost of sales and expenses	(36,251)	(18,217)
Income (loss) of unconsolidated joint ventures	$(5,026)	$2,290
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(899)	$1,281

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures allocated based on the provisions of the underlying joint venture operating agreements.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes we construct on such lots to third parties.  Following such home sales, we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the six months ended June 30, 2014 and 2013, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the six months ended June 30, 2014 and 2013, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the six months ended June 30, 2014 and 2013.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Cash	$31,240	$37,884
Inventories	193,808	211,929
Other assets	10,128	8,600
Total assets	$235,176	$258,413

Liabilities and Equity:
Accounts payable and accrued liabilities	$17,160	$20,496
Non-recourse debt	30,000	30,000
Standard Pacific equity	53,550	66,363
Other members' equity	134,466	141,554
Total liabilities and equity	$235,176	$258,413

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$50,278	$66,054

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of June 30, 2014 and December 31, 2013, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $1.9 million and $5.0 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2014 and December 31, 2013, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of June 30, 2014, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

    Changes in our warranty accrual are detailed in the table set forth below:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)

Warranty accrual, beginning of the period	$13,811	$15,514
Warranty costs accrued during the period	2,812	1,182
Warranty costs paid during the period	(3,277)	(1,772)
Warranty accrual, end of the period	$13,346	$14,924

11.    Revolving Credit Facility and Letter of Credit Facilities

As of June 30, 2014, we were party to a $440 million unsecured revolving credit facility (the "Revolving Facility") which was scheduled to mature in October 2015.  On July 31, 2014, we amended the Revolving Facility to, among other things, increase the aggregate commitment to $450 million and extend the maturity date to July 2018.  The Revolving Facility has an accordion feature under which the commitment may be increased up to a maximum aggregate commitment of $750 million, subject to the availability of additional bank commitments and certain other conditions.  As of June 30, 2014, the Revolving Facility contained financial covenants (which were not modified in connection with the July 2014 amendment), including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of June 30, 2014, we satisfied the conditions that would allow us to borrow up to $440 million under the facility and had no amounts outstanding.

As of June 30, 2014, we were party to four committed letter of credit facilities totaling $41 million, of which $22.2 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2014 to October 2016.  In addition, as of such date, we also had $8.0 million outstanding under an uncommitted letter of credit facility.  As of June 30, 2014, these facilities were secured by cash collateral deposits of $30.7 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.   Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At June 30, 2014, we had approximately $5.1 million outstanding in secured project debt and other notes payable.

13.  Senior Notes Payable

Senior notes payable consisted of the following at:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$ ―	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	270,810	269,046
8⅜% Senior Notes due May 2018, net of premium	578,689	579,085
8⅜% Senior Notes due January 2021, net of discount	397,495	397,353
6¼% Senior Notes due December 2021	300,000	300,000
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$1,829,783	$1,833,244

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our 1¼% Convertible Senior Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indentures).  As of June 30, 2014, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures further provide that a Guarantor Subsidiary will be released and relieved of any obligations under its note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not Standard Pacific Corp. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

The 1¼% Convertible Senior Notes due 2032 (the "Convertible Notes") will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may at any time convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  On or after August 5, 2017, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

We repaid the remaining $5.0 million principal balance of our 6¼% Senior Notes upon maturity in April 2014.

14.    Preferred Stock

Our Series B junior participating convertible preferred stock ("Series B Preferred Stock") is convertible at the holder's option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MP CA Homes LLC ("MatlinPatterson") or its affiliates to an unaffiliated third party.  The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote.  Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company.  Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.

At June 30, 2014, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  They also owned 126.4 million shares of our common stock.  As of June 30, 2014, the outstanding shares of Series B Preferred Stock on an as converted basis plus the common stock owned by MatlinPatterson represented approximately 58% of the total number of shares of our common stock outstanding on an if-converted basis.

15.     Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815").  ASC 815 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair market value.  Gains and losses resulting from changes in the fair market value of derivatives are recognized in the consolidated statement of operations or recorded in accumulated other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivative and whether the derivative qualifies for hedge accounting treatment.

Our policy is to designate at a derivative's inception the specific assets, liabilities or future commitments being hedged and monitor the derivative to determine if the derivative remains an effective hedge. The effectiveness of a derivative as a hedge is based on a high correlation between changes in the derivative's value and changes in the value of the underlying hedged item.  We recognize gains or losses for amounts received or paid when the underlying transaction settles.  We do not enter into or hold derivatives for trading or speculative purposes.

For the three and six months ended June 30, 2013, we recorded after-tax other comprehensive income of $0.6 million and $2.2 million, respectively, related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders' equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, at which time the total cost was completely amortized.

16.    Mortgage Credit Facilities

    At June 30, 2014, we had $66.6 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of June 30, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

17.   Disclosures about Fair Value

    ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Further, ASC 820 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:
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
  The following table presents the Company's financial instruments measured at fair value on a recurring basis:
		Fair Value at
Description	Fair Value Hierarchy	June 30, 2014	December 31, 2013
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$81,427	$124,184

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		June 30, 2014		December 31, 2013
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$12,233	$12,233	$12,220	$12,220
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,829,783	$2,154,042	$1,833,244	$2,165,193

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2014, we had non-refundable cash deposits outstanding of approximately $42.4 million and capitalized preacquisition and other development and construction costs of approximately $7.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $425.0 million.

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

    b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of June 30, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2015.  In addition, as of June 30, 2014, our joint ventures had $0.4 million of surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

    c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At June 30, 2014, we had approximately $468.8 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $261.9 million remaining in cost to complete.

    d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $83.6 million at June 30, 2014 and carried a weighted average interest rate of approximately 4.0%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of June 30, 2014, Standard Pacific Mortgage had approximately $79.3 million in closed mortgage loans held for sale and $84.9 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

Substantially all of the loans originated by Standard Pacific Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to Standard Pacific Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  As of June 30, 2014, we had incurred an aggregate of $10.6 million in losses related to loan repurchases and make-whole payments we had been required to make on the $8.6 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the second quarter of 2014.  During the six months ended June 30, 2014 and 2013, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.2 million and $0, respectively.  As of June 30, 2014, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the six months ended June 30, 2014 and 2013, Standard Pacific Mortgage made make-whole payments totaling approximately $0.2 million related to four loans and $0.8 million related to nine loans, respectively.

    e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of June 30, 2014 and December 31, 2013 were $62.8 million and $64.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

19.    Income Taxes

    We account for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740").  ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

    Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740.  We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable.  Our assessment considers, among other things, the nature, frequency and severity of our prior and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and tax planning alternatives.

    Our 2014 second quarter provision for income taxes of $35.4 million primarily related to our $91.8 million of pretax income.  As of June 30, 2014, we had a $338.7 million deferred tax asset which was offset by a valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $168.7 million of our deferred tax asset related to net operating loss carryforwards ($119.1 million was subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes, and $49.6 million was not subject to such limitation).  The remaining deferred tax asset balance of $170.0 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   In addition, as of June 30, 2014, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2013.

20.    Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$69,752	$59,909
Income taxes	$3,712	$501

Supplemental Disclosures of Noncash Activities:
Liabilities assumed in connection with acquisitions	$4,170	$4,983

21.    Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 13 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$210,663	$250,945	$130,878	$	―	$592,486
Cost of sales	(155,611)	(187,801)	(91,134)		―	(434,546)
Gross margin	55,052	63,144	39,744		―	157,940
Selling, general and administrative expenses	(25,637)	(32,286)	(9,912)		―	(67,835)
Income (loss) from unconsolidated joint ventures	4	(5)	(461)		―	(462)
Equity income of subsidiaries	41,577	―	―		(41,577)	―
Interest income (expense), net	3,270	(2,848)	(422)		―	―
Other income (expense)	(910)	(223)	770		―	(363)
Homebuilding pretax income	73,356	27,782	29,719		(41,577)	89,280
Financial Services:
Financial services pretax income	―	―	2,566		―	2,566
Income before taxes	73,356	27,782	32,285		(41,577)	91,846
Provision for income taxes	(16,893)	(10,289)	(8,201)		―	(35,383)
Net income	$56,463	$17,493	$24,084		$(41,577)	$56,463

	Three Months Ended June 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$195,697	$192,595	$50,389	$	―	$438,681
Cost of sales	(147,969)	(146,740)	(41,210)		―	(335,919)
Gross margin	47,728	45,855	9,179		―	102,762
Selling, general and administrative expenses	(22,921)	(26,630)	(5,047)		―	(54,598)
Income (loss) from unconsolidated joint ventures	360	(52)	(161)		―	147
Equity income of subsidiaries	15,991	―	―		(15,991)	―
Interest income (expense), net	4,282	(3,089)	(1,193)		―	―
Other income (expense)	(1,509)	(141)	403		―	(1,247)
Homebuilding pretax income	43,931	15,943	3,181		(15,991)	47,064
Financial Services:
Financial services pretax income	―	―	4,080		―	4,080
Income before taxes	43,931	15,943	7,261		(15,991)	51,144
Provision for income taxes	(795)	(5,555)	(1,658)		―	(8,008)
Net income	$43,136	$10,388	$5,603		$(15,991)	$43,136

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$379,003	$456,029	$217,653	$	―	$1,052,685
Cost of sales	(277,121)	(342,623)	(156,051)		―	(775,795)
Gross margin	101,882	113,406	61,602		―	276,890
Selling, general and administrative expenses	(49,442)	(60,134)	(16,849)		―	(126,425)
Income (loss) from unconsolidated joint ventures	(113)	28	(814)		―	(899)
Equity income of subsidiaries	66,073	―	―		(66,073)	―
Interest income (expense), net	6,959	(5,654)	(1,305)		―	―
Other income (expense)	(1,052)	(253)	929		―	(376)
Homebuilding pretax income	124,307	47,393	43,563		(66,073)	149,190
Financial Services:
Financial services pretax income	―	―	4,271		―	4,271
Income before taxes	124,307	47,393	47,834		(66,073)	153,461
Provision for income taxes	(29,685)	(17,544)	(11,610)		―	(58,839)
Net income	$94,622	$29,849	$36,224		$(66,073)	$94,622

	Six Months Ended June 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$370,932	$343,984	$81,486	$	―	$796,402
Cost of sales	(285,055)	(267,140)	(66,919)		―	(619,114)
Gross margin	85,877	76,844	14,567		―	177,288
Selling, general and administrative expenses	(43,951)	(48,676)	(8,265)		―	(100,892)
Income (loss) from unconsolidated joint ventures	1,495	(124)	(90)		―	1,281
Equity income of subsidiaries	21,271	―	―		(21,271)	―
Interest income (expense), net	9,285	(6,691)	(2,594)		―	―
Other income (expense)	1,998	(157)	482		―	2,323
Homebuilding pretax income	75,975	21,196	4,100		(21,271)	80,000
Financial Services:
Financial services pretax income	―	―	6,537		―	6,537
Income before taxes	75,975	21,196	10,637		(21,271)	86,537
Provision for income taxes	(11,015)	(7,960)	(2,602)		―	(21,577)
Net income	$64,960	$13,236	$8,035		$(21,271)	$64,960

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$26,249	$792	$102,695	$	―	$129,736
Restricted cash	―	―	31,385		―	31,385
Trade, intercompany and other receivables	1,520,698	8,141	99,348		(1,602,741)	25,446
Inventories:
Owned	877,471	1,169,260	856,109		―	2,902,840
Not owned	16,600	34,038	39,268		―	89,906
Investments in unconsolidated joint ventures	(1,588)	219	51,647		―	50,278
Investments in subsidiaries	871,813	―	―		(871,813)	―
Deferred income taxes, net	339,630	―	―		(5,535)	334,095
Other assets	35,145	7,724	3,484		―	46,353
Total Homebuilding Assets	3,686,018	1,220,174	1,183,936		(2,480,089)	3,610,039
Financial Services:
Cash and equivalents	―	―	17,803		―	17,803
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	79,343		―	79,343
Mortgage loans held for investment, net	―	―	12,233		―	12,233
Other assets	―	―	9,281		(1,830)	7,451
Total Financial Services Assets	―	―	119,955		(1,830)	118,125
Total Assets	$3,686,018	$1,220,174	$1,303,891		$(2,481,919)	$3,728,164

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$15,631	$11,569	$14,720	$	―	$41,920
Accrued liabilities and intercompany payables	182,384	850,746	687,842		(1,511,113)	209,859
Secured project debt and other notes payable	85,637	―	5,054		(85,637)	5,054
Senior notes payable	1,829,783	―	―		―	1,829,783
Total Homebuilding Liabilities	2,113,435	862,315	707,616		(1,596,750)	2,086,616
Financial Services:
Accounts payable and other liabilities	―	―	15,742		(13,356)	2,386
Mortgage credit facilities	―	―	66,579		―	66,579
Total Financial Services Liabilities	―	―	82,321		(13,356)	68,965
Total Liabilities	2,113,435	862,315	789,937		(1,610,106)	2,155,581

Equity:
Total Stockholders' Equity	1,572,583	357,859	513,954		(871,813)	1,572,583
Total Liabilities and Equity	$3,686,018	$1,220,174	$1,303,891		$(2,481,919)	$3,728,164

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$175,289	$494	$179,706	$	―	$355,489
Restricted cash	―	―	21,460		―	21,460
Trade, intercompany and other receivables	1,278,567	3,565	8,167		(1,275,868)	14,431
Inventories:
Owned	804,099	1,012,841	719,162		―	2,536,102
Not owned	9,737	41,734	46,870		―	98,341
Investments in unconsolidated joint ventures	586	422	65,046		―	66,054
Investments in subsidiaries	810,340	―	―		(810,340)	―
Deferred income taxes, net	379,313	―	―		(3,913)	375,400
Other assets	38,024	5,478	2,475		―	45,977
Total Homebuilding Assets	3,495,955	1,064,534	1,042,886		(2,090,121)	3,513,254
Financial Services:
Cash and equivalents	―	―	7,802		―	7,802
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	122,031		―	122,031
Mortgage loans held for investment, net	―	―	12,220		―	12,220
Other assets	―	―	7,490		(1,987)	5,503
Total Financial Services Assets	―	―	150,838		(1,987)	148,851
Total Assets	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$11,685	$13,442	$10,644	$	―	$35,771
Accrued liabilities and intercompany payables	182,066	723,082	578,995		(1,269,877)	214,266
Secured project debt and other notes payable	―	―	6,351		―	6,351
Senior notes payable	1,833,244	―	―		―	1,833,244
Total Homebuilding Liabilities	2,026,995	736,524	595,990		(1,269,877)	2,089,632
Financial Services:
Accounts payable and other liabilities	―	―	14,537		(11,891)	2,646
Mortgage credit facilities	―	―	100,867		―	100,867
Total Financial Services Liabilities	―	―	115,404		(11,891)	103,513
Total Liabilities	2,026,995	736,524	711,394		(1,281,768)	2,193,145

Equity:
Total Stockholders' Equity	1,468,960	328,010	482,330		(810,340)	1,468,960
Total Liabilities and Equity	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$40,140	$(136,481)	$(47,171)	$	―	$(143,512)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	144	2	(5,823)		―	(5,677)
Distributions of capital from unconsolidated homebuilding joint ventures	120	229	14,459		―	14,808
Net cash paid for acquisitions	(35,685)	―	2,277		―	(33,408)
Loan to parent	―	―	(85,000)		85,000	―
Other investing activities	(618)	(855)	(14)		―	(1,487)
Net cash provided by (used in) investing activities	(36,039)	(624)	(74,101)		85,000	(25,764)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(9,925)		―	(9,925)
Principal payments on secured project debt and other notes payable	―	―	(1,061)		―	(1,061)
Principal payments on senior notes payable	(4,971)	―	―		―	(4,971)
Loan from subsidiary	85,000	―	―		(85,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(34,288)		―	(34,288)
(Contributions to) distributions from Corporate and subsidiaries	4,600	―	(4,600)		―	―
Proceeds from the exercise of stock options	3,769	―	―		―	3,769
Intercompany advances, net	(241,539)	137,403	104,136		―	―
Net cash provided by (used in) financing activities	(153,141)	137,403	54,262		(85,000)	(46,476)

Net increase (decrease) in cash and equivalents	(149,040)	298	(67,010)		―	(215,752)
Cash and equivalents at beginning of period	175,289	494	187,508		―	363,291
Cash and equivalents at end of period	$26,249	$792	$120,498	$	―	$147,539

	Six Months Ended June 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$144,336	$(126,976)	$(166,564)	$	―	$(149,204)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(305)	(43)	(10,404)		―	(10,752)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	1,569		―	1,569
Net cash paid for acquisitions	(113,793)	―	―		―	(113,793)
Loan to parent	―	―	(135,000)		135,000	―
Other investing activities	(669)	(1,511)	(1,698)		―	(3,878)
Net cash provided by (used in) investing activities	(114,767)	(1,554)	(145,533)		135,000	(126,854)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	2,063		―	2,063
Principal payments on secured project debt and other notes payable	(6,804)	―	(413)		―	(7,217)
Loan from subsidiary	135,000	―	―		(135,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	4,805		―	4,805
(Contributions to) distributions from Corporate and subsidiaries	(3,891)	―	3,891		―	―
Payment of issuance costs in connection with preferred
shareholder equity transactions	(347)	―	―		―	(347)
Proceeds from the exercise of stock options	10,835	―	―		―	10,835
Intercompany advances, net	(275,573)	128,647	146,926		―	―
Net cash provided by (used in) financing activities	(140,780)	128,647	157,272		(135,000)	10,139

Net increase (decrease) in cash and equivalents	(111,211)	117	(154,825)		―	(265,919)
Cash and equivalents at beginning of period	154,722	114	191,719		―	346,555
Cash and equivalents at end of period	$43,511	$231	$36,894	$	―	$80,636

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$591,706	$434,308	$1,038,624	$789,434
Land sale revenues	780	4,373	14,061	6,968
Total revenues	592,486	438,681	1,052,685	796,402
Cost of home sales	(434,196)	(331,503)	(762,441)	(612,115)
Cost of land sales	(350)	(4,416)	(13,354)	(6,999)
Total cost of sales	(434,546)	(335,919)	(775,795)	(619,114)
Gross margin	157,940	102,762	276,890	177,288
Gross margin percentage	26.7%	23.4%	26.3%	22.3%
Selling, general and administrative expenses	(67,835)	(54,598)	(126,425)	(100,892)
Income (loss) from unconsolidated joint ventures	(462)	147	(899)	1,281
Other income (expense)	(363)	(1,247)	(376)	2,323
Homebuilding pretax income	89,280	47,064	149,190	80,000

Financial Services:
Revenues	6,112	7,411	11,096	13,088
Expenses	(3,760)	(3,482)	(7,200)	(6,804)
Other income	214	151	375	253
Financial services pretax income	2,566	4,080	4,271	6,537

Income before taxes	91,846	51,144	153,461	86,537
Provision for income taxes	(35,383)	(8,008)	(58,839)	(21,577)
Net income	56,463	43,136	94,622	64,960
Less: Net income allocated to preferred shareholder	(13,496)	(14,293)	(22,650)	(23,991)
Less: Net income allocated to unvested restricted stock	(77)	(66)	(134)	(82)
Net income available to common stockholders	$42,890	$28,777	$71,838	$40,887

Income Per Common Share:
Basic	$0.15	$0.12	$0.26	$0.18
Diluted	$0.14	$0.11	$0.23	$0.16

Weighted Average Common Shares Outstanding:
Basic	279,075,416	243,171,726	278,514,992	228,749,443
Diluted	316,727,592	281,708,696	316,451,929	267,274,060

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	120,779,819	87,812,786	134,221,626

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	404,540,378	402,488,515	404,264,715	401,495,686

Net cash provided by (used in) operating activities	$(25,949)	$(90,743)	$(143,512)	$(149,204)
Net cash provided by (used in) investing activities	$(36,050)	$(125,253)	$(25,764)	$(126,854)
Net cash provided by (used in) financing activities	$4,426	$10,319	$(46,476)	$10,139

Adjusted Homebuilding EBITDA (1)	$125,730	$82,376	$214,738	$146,199
__________________
(1)
Adjusted Homebuilding EBITDA means net income (loss) (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)    continued
The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,		LTM Ended June 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(25,949)	$(90,743)	$(143,512)	$(149,204)	$(148,524)	$(333,602)
Add:
Provision (benefit) for income taxes, net of
deferred component	―	199	(166)	394	(15,791)	784
Homebuilding interest amortized to cost of
sales and interest expense	29,816	30,662	54,799	58,547	118,030	121,658
Less:
Income from financial services subsidiary	2,352	3,929	3,896	6,284	8,363	12,666
Depreciation and amortization from financial
services subsidiary	34	28	67	56	132	120
Loss on disposal of property and equipment	―	1	1	16	2	50
Net changes in operating assets and liabilities:
Trade and other receivables	(6,416)	10,732	11,133	19,648	(5,271)	11,385
Mortgage loans held for sale	9,364	(11,818)	(42,574)	(11,958)	(28,073)	38,484
Inventories-owned	127,264	156,993	316,023	230,023	501,312	430,475
Inventories-not owned	6,629	4,770	14,794	9,710	48,403	37,762
Other assets	1,142	3,083	1,975	1,254	(244)	(1,441)
Accounts payable	(4,773)	(1,198)	(6,149)	380	(19,854)	(5,690)
Accrued liabilities	(8,961)	(16,346)	12,379	(6,239)	10,669	(20,455)
Adjusted Homebuilding EBITDA	$125,730	$82,376	$214,738	$146,199	$452,160	$266,524

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Overview

    Our 2014 second quarter reflected a continuation of the positive operating performance we have achieved over the last several years, resulting from the continued execution of our strategy and the housing market recovery.  Net income for the 2014 second quarter was $56.5 million, or $0.14 per diluted share, as compared to $43.1 million, or $0.11 per diluted share, for the 2013 second quarter, and pretax income was $91.8 million, compared to $51.1 million.  The effective tax rate for the 2014 second quarter was 38.5%, compared to 15.7% for the prior year period.  The 2013 second quarter effective tax rate included a $12.2 million income tax benefit related to the reversal of the deferred tax asset valuation allowance attributable to the expiration of certain Section 382 limitations.  Our gross margin from home sales rose to 26.6% for the quarter, a 290 basis point increase from the 2013 second quarter, and our operating margin from home sales, which includes SG&A expenses, was 15.2% for the quarter, a 410 basis point increase compared to the prior year period.  For the six months ended June 30, 2014, we reported net income of $94.6 million, or $0.23 per diluted share, as compared to $65.0 million, or $0.16 per diluted share, in the prior year period.  Pretax income for the six months ended June 30, 2014 was $153.5 million, compared to $86.5 million in the prior year period.  In addition, the dollar value of homes in backlog was $1.1 billion, a 20% increase from the prior year period.

    During the first half of 2014, we spent $435 million on land purchases and development costs and acquired approximately 3,500 homesites as we continue to invest in opportunities that meet our underwriting standards.  We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  We believe the strength of our land and product portfolio leaves us well positioned to take advantage of the long-term housing recovery.

Homebuilding

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$290,899	$229,008	27%	$510,378	$428,198	19%
Southwest	131,590	93,017	41%	238,797	172,421	38%
Southeast	169,997	116,656	46%	303,510	195,783	55%
Total homebuilding revenues	$592,486	$438,681	35%	$1,052,685	$796,402	32%

Homebuilding pretax income:
California	$57,566	$30,002	92%	$96,119	$52,410	83%
Southwest	14,274	8,542	67%	24,332	15,053	62%
Southeast	17,440	8,520	105%	28,739	12,537	129%
Total homebuilding pretax income	$89,280	$47,064	90%	$149,190	$80,000	86%

    Homebuilding pretax income for the 2014 second quarter was $89.3 million compared to $47.1 million in the year earlier period.  The improvement in our financial performance resulted primarily from a 36% increase in home sale revenues and a 290 basis point improvement in gross margin from home sales.  The improvement in our financial performance for the 2014 second quarter compared to the prior year period was realized across all three of our reportable segments.  Homebuilding pretax income as a percentage of homebuilding revenues for the 2014 second quarter in California, the Southwest and the Southeast was 19.8%, 10.8% and 10.3%, respectively, an improvement of 670 basis points, 160 basis points and 300 basis points, respectively, compared to the prior year period.

    For the six months ended June 30, 2014, we reported homebuilding pretax income of $149.2 million compared to $80.0 million in the year earlier period.  The improvement in our financial performance resulted primarily from a 32% increase in home sale revenues and a 410 basis point improvement in gross margin from home sales.  The improvement in our financial performance for the six months ended June 30, 2014 compared to the prior year period was realized across all three of our reportable segments.  Homebuilding pretax income as a percentage of homebuilding revenues in California, the Southwest and the Southeast was 18.8%, 10.2% and 9.5%, respectively, an improvement of 660 basis points, 150 basis points and 310 basis points, respectively, compared to the prior year period.

    Revenues

    Home sale revenues increased 36%, from $434.3 million for the 2013 second quarter to $591.7 million for the 2014 second quarter, resulting from a 21% increase in our average home price to $479 thousand and a 13% increase in new home deliveries.  Home sale revenues increased 32%, from $789.4 million for the six months ended June 30, 2013 to $1,038.6 million for the six months ended June 30, 2014, resulting from a 20% increase in our average home price to $466 thousand and a 9% increase in new home deliveries.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
New homes delivered:
California	439	419	5%	778	819	(5%)
Arizona	60	57	5%	123	120	3%
Texas	179	155	15%	328	288	14%
Colorado	58	38	53%	111	81	37%
Total Southwest	297	250	19%	562	489	15%
Florida	265	239	11%	500	422	18%
Carolinas	235	187	26%	391	312	25%
Total Southeast	500	426	17%	891	734	21%
Total	1,236	1,095	13%	2,231	2,042	9%

    New home deliveries continued to increase year over year, from 5% for the 2014 first quarter to 13% for the 2014 second quarter, resulting in a 9% increase in deliveries for the six months ended June 30, 2014 compared to the prior year. The increase in new home deliveries for the 2014 second quarter was driven primarily by a 6% increase in the number of homes in beginning backlog expected to close during the quarter as compared to the year earlier period and an increase in speculative homes sold and closed in the quarter.  During the 2014 second quarter, we sold and closed 293 speculative homes, a 30% increase from the prior year period, and the highest number of speculative homes sold and closed since the 2010 second quarter.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$662	$538	23%	$645	$515	25%
Arizona	309	249	24%	307	249	23%
Texas	466	399	17%	443	375	18%
Colorado	510	441	16%	498	419	19%
Total Southwest	443	371	19%	424	352	20%
Florida	368	261	41%	360	260	38%
Carolinas	306	289	6%	303	275	10%
Total Southeast	339	273	24%	335	266	26%
Total	$479	$397	21%	$466	$387	20%

Our 2014 second quarter consolidated average selling price of $479 thousand was the highest quarterly average selling price of homes delivered in the Company's nearly 50-year history. The year over year increases in our consolidated average home price reflects general price increases within the majority of our markets, a shift to more move-up product, and the continued reduction in the use of sales incentives.

    Gross Margin

Our 2014 second quarter gross margin percentage from home sales increased to 26.6% compared to 23.7% in the 2013 second quarter.  For the six months ended June 30, 2014, our gross margin percentage from home sales was also 26.6%, an increase from 22.5% compared to the prior year period.  The year over year increases in our gross margin percentage from home sales were primarily attributable to price increases, a decrease in the use of sales incentives, and a higher proportion of deliveries from our more profitable new communities.

SG&A Expenses

Our 2014 second quarter SG&A expenses (including Corporate G&A) were $67.8 million compared to $54.6 million for the prior year period, down 110 basis points as a percentage of home sale revenues to 11.5%, compared to 12.6% for the 2013 second quarter.  For the six months ended June 30, 2014, our SG&A expenses (including Corporate G&A) were $126.4 million compared to $100.9 million for the prior year period, down 60 basis points as a percentage of home sale revenues to 12.2%, compared to 12.8% for the prior year period.  The improvement in our SG&A rate was primarily the result of the increase in home sale revenues and the operating leverage inherent in our business.

    Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change	% Absorption Change (1)	2014	2013	% Change	% Absorption Change (1)
Net new orders (2):
California	498	513	(3%)	(7%)	971	995	(2%)	(4%)
Arizona	75	78	(4%)	(13%)	142	153	(7%)	(26%)
Texas	359	216	66%	31%	594	458	30%	5%
Colorado	75	65	15%	(16%)	128	127	1%	(36%)
Total Southwest	509	359	42%	13%	864	738	17%	(9%)
Florida	258	443	(42%)	(47%)	541	736	(26%)	(33%)
Carolinas	259	201	29%	25%	459	441	4%	4%
Total Southeast	517	644	(20%)	(25%)	1,000	1,177	(15%)	(20%)
Total	1,524	1,516	1%	(10%)	2,835	2,910	(3%)	(12%)
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Average number of selling communities during the period:
California	48	46	4%	47	46	2%
Arizona	10	9	11%	10	8	25%
Texas	38	30	27%	37	30	23%
Colorado	11	8	38%	11	7	57%
Total Southwest	59	47	26%	58	45	29%
Florida	45	41	10%	43	39	10%
Carolinas	31	30	3%	31	31	―
Total Southeast	76	71	7%	74	70	6%
Total	183	164	12%	179	161	11%

Our monthly sales absorption rate for the 2014 second quarter was 2.8 per community, compared to 3.1 per community for the 2013 second quarter and 2.5 per community for the 2014 first quarter.  Net new orders for the 2014 second quarter include 99 homes in backlog we acquired in connection with our June 2014 acquisition of an Austin, Texas homebuilder.  Net new orders for the 2013 second quarter include 119 homes in backlog we acquired in connection with our June 2013 acquisition of select assets from a Southeastern homebuilder.  Excluding the impact of these acquisitions, our monthly sales absorption rate for the 2014 second quarter was 2.6 per community and 2.8 per community for the 2013 second quarter.  The decrease in sales absorption rate from the 2013 second quarter reflects our continued emphasis on margin over sales pace, and the increase in sales absorption rate from the 2014 first quarter to the 2014 second quarter was consistent with the seasonality we typically experience in our business.  Our cancellation rate for the three months ended June 30, 2014 was 14%, compared to 11% for the 2013 second quarter and 14% for the 2014 first quarter.  Our 2014 second quarter cancellation rate increased from the historically low levels we experienced in the first half of 2013, but was still below the average historical cancellation rate of approximately 21% we have experienced over the last 10 years.  Our cancellation rate (excluding cancellations from current quarter sales) for homes in beginning backlog was 7.6% for the 2014 second quarter, a 240 basis point increase from the prior year period.

	At June 30,
	2014		2013		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	589	$378,962	616	$366,617	(4%)	3%
Arizona	124	43,678	110	36,330	13%	20%
Texas	556	261,384	374	156,036	49%	68%
Colorado	125	67,005	121	57,425	3%	17%
Total Southwest	805	372,067	605	249,791	33%	49%
Florida	545	262,827	680	220,621	(20%)	19%
Carolinas	365	125,030	371	110,555	(2%)	13%
Total Southeast	910	387,857	1,051	331,176	(13%)	17%
Total	2,304	$1,138,886	2,272	$947,584	1%	20%

The dollar value of our backlog as of June 30, 2014 increased 20% from the year earlier period to $1.1 billion, or 2,304 homes.  This increase in dollar value is primarily attributable to an 18% increase in our average home price in backlog, to $494 thousand as of June 30, 2014, as compared to $417 thousand at June 30, 2013.  This increase in average home price reflects the continued execution of our move-up homebuyer focused strategy and pricing opportunities in select markets.

	At June 30,
	2014	2013	% Change
Homesites owned and controlled:
California	9,603	10,150	(5%)
Arizona	2,242	1,975	14%
Texas	5,204	5,220	(0%)
Colorado	1,196	1,268	(6%)
Nevada	1,124	1,124	―
Total Southwest	9,766	9,587	2%
Florida	12,138	10,481	16%
Carolinas	4,441	4,908	(10%)
Total Southeast	16,579	15,389	8%
Total (including joint ventures)	35,948	35,126	2%

Homesites owned	28,774	27,497	5%
Homesites optioned or subject to contract	6,909	7,039	(2%)
Joint venture homesites (1)	265	590	(55%)
Total (including joint ventures)	35,948	35,126	2%

Homesites owned:
Raw lots	6,747	7,300	(8%)
Homesites under development	9,373	8,027	17%
Finished homesites	6,605	5,865	13%
Under construction or completed homes	3,548	2,908	22%
Held for sale	2,501	3,397	(26%)
Total	28,774	27,497	5%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of June 30, 2014 increased 2% from both the year earlier period and from the 35,175 homesites owned and controlled as of December 31, 2013.  We purchased $113.0 million of land (1,309 homesites) during the 2014 second quarter, of which 40% (based on homesites) was located in Florida, 28% in Texas, 16% in California, 13% in the Carolinas and 3% in Colorado.  As of June 30, 2014, we owned or controlled 35,948 homesites, of which 24,104 were owned and actively selling or under development, 7,174 were controlled or under option, and the remaining 4,670 homesites were held for future development or for sale.

	At June 30,
	2014	2013	% Change
Homes under construction and speculative homes:
Homes under construction (excluding specs)	1,568	1,498	5%
Speculative homes under construction	1,034	779	33%
Total homes under construction	2,602	2,277	14%

Completed and unsold homes (excluding models)	347	139	150%

Homes under construction (excluding speculative homes) as of June 30, 2014 increased 5% compared to June 30, 2013, primarily the result of the 1% increase in homes in backlog.  Speculative homes under construction as of June 30, 2014 increased 33% over the prior year period, resulting primarily from a year over year increase in our number of active selling communities and our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2014 second quarter our mortgage financing subsidiary reported pretax income of approximately $2.4 million compared to $3.9 million in the year earlier period.  The decrease was driven primarily by lower margins on loan originations and sales, an 8% decrease in the dollar volume of loans originated and sold, and a $0.6 million reversal of loan loss reserve expense related to indemnification and repurchase reserves recorded in the second quarter of 2013.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Total Originations:
Loans	703	770	1,290	1,439
Principal	$ 232,993	$ 242,553	$ 417,954	$ 442,993
Capture Rate	74%	82%	75%	82%

Loans Sold to Third Parties:
Loans	685	806	1,431	1,475
Principal	$ 223,809	$ 252,143	$ 460,038	$ 450,352

Mortgage Loan Origination Product Mix:
FHA loans	9%	18%	9%	19%
Other government loans (VA & USDA)	9%	13%	10%	15%
Total government loans	18%	31%	19%	34%
Conforming loans	75%	67%	75%	64%
Jumbo loans	7%	2%	6%	2%
	100%	100%	100%	100%
Loan Type:
Fixed	90%	98%	92%	98%
ARM	10%	2%	8%	2%
Credit Quality:
Avg. FICO score	753	747	752	744
Other Data:
Avg. combined LTV ratio	81%	85%	81%	85%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2014 second quarter provision for income taxes of $35.4 million primarily relates to our $91.8 million of pretax income.  As of June 30, 2014, we had a $338.7 million deferred tax asset which was offset by a valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $119.1 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $219.6 million balance of the deferred tax asset is not subject to such limitations.

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

For the six months ended June 30, 2014, we used $143.5 million of cash in operating activities versus $149.2 million in the year earlier period.  The decrease in cash used in operating activities during 2014 as compared to the prior year period was driven primarily by a 32% increase in homebuilding revenues, offset by a $79.7 million increase in cash land purchase and development costs (excluding acquisition costs) and a

14% increase in total homes under construction at June 30, 2014 compared to June 30, 2013.  As of June 30, 2014, our homebuilding cash balance was $161.1 million (including $31.4 million of restricted cash).

Revolving Credit Facility. As of June 30, 2014, we were party to a $440 million unsecured revolving credit facility (the "Revolving Facility") which was scheduled to mature in October 2015.  On July 31, 2014, we amended the Revolving Facility to, among other things, increase the aggregate commitment to $450 million and extend the maturity date to July 2018.  The Revolving Facility has an accordion feature under which the commitment may be increased up to a maximum aggregate commitment of $750 million,subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  The July 2014 amendment to our Revolving Facility did not modify our existing covenant requirements.  Our covenant compliance for the Revolving Facility is set forth in the table below:
Covenant and Other Requirements	Actual at June 30, 2014	Covenant Requirements at June 30, 2014
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,571.4	≥	$921.1
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.11	≤	2.25
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.25	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$108.1	≥	$137.8
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.89	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$251.3	≤	$630.0
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$440.0
_________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.00 for the period ending March 31, 2015 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At June 30, 2014, we met the condition described in clause (ii).

(5)	Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of June 30, 2014, our availability under the Revolving Facility was $440 million.

Letter of Credit Facilities.  As of June 30, 2014, we were party to four committed letter of credit facilities totaling $41 million, of which $22.2 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2014 to October 2016.  In addition, as of such date, we also had $8.0 million outstanding under an uncommitted letter of credit facility.  As of June 30, 2014, these facilities were secured by cash collateral deposits of $30.7 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of June 30, 2014, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

June 30, 2014
(Dollars in thousands)

7% Senior Notes due August 2015	$29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
6¼% Senior Notes due December 2021	300,000
1¼% Convertible Senior Notes due August 2032	253,000
$1,837,789
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
    As of June 30, 2014, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.
Covenant Requirements	Actual at June 30, 2014	Covenant Requirements at June 30, 2014

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.20	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.68	≥	2.00

    Our 1¼% Convertible Senior Notes due 2032 (the "Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their Convertible Notes at any time into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  On or after August 5, 2017, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

    We repaid the remaining $5.0 million principal balance of our 6¼% Senior Notes upon maturity in April 2014.

    Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2014, only one joint venture had bank debt outstanding, which totaled $30 million.  This joint venture bank debt was non-recourse to us.

    Secured Project Debt and Other Notes Payable.  At June 30, 2014, we had $5.1 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At June 30, 2014, we had $66.6 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in September 2014.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of June 30, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At June 30, 2014, we had approximately $468.8 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $261.9 million remaining in cost to complete.

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

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the three months ended June 30, 2014.

    Leverage.  Our homebuilding debt to total book capitalization as of June 30, 2014 was 53.8% and our adjusted net homebuilding debt to adjusted total book capitalization was 51.6%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended June 30, 2014 and 2013 was 4.1x and 5.8x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 3.7x and 5.4x, respectively (please see page 26 for the reconciliation of net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2014, we had non-refundable cash deposits outstanding of approximately $42.4 million and capitalized pre-acquisition and other development and construction costs of approximately $7.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $425.0 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2015.  As of June 30, 2014, we had $0.4 million of joint venture surety bonds outstanding subject to indemnity arrangements by us and had an estimated $0.2 million remaining in cost to complete.

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

There have been no significant changes to our critical accounting policies from those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2014.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

    As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of June 30, 2014, Standard Pacific Mortgage had approximately $79.3 million in closed mortgage loans held for sale and $84.9 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

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

•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;
•	government regulation, including environmental, building, climate change, worker health, safety, mortgage lending, title insurance, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of "slow growth", "no growth" and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
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
•
the provisions of our charter, bylaws and stockholders' rights agreements that could prevent a third party from acquiring us or limit the price investors might be willing to pay for shares of our common stock; and

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

ITEM 1A.             RISK FACTORS

    There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.  For a detailed description of risk factors, refer to Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.                  MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.                  OTHER INFORMATION

    Not applicable.

ITEM 6.                  EXHIBITS

+*10.1	Standard Pacific Corp. Omnibus Incentive Compensation Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

+*10.2	Second Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent and the other lenders named therein, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2014.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)  Previously filed.
(+) Management contract, compensation plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              STANDARD PACIFIC CORP.
                                                                             (Registrant)

Dated: August 1, 2014	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2014	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)