Form 10-Q
period 2014-09-30
STANDARD PACIFIC CORP /DE/
filed 2014-10-31
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Registrant's shares of common stock outstanding at October 30, 2014: 280,075,815

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$603,788	$511,059	$1,642,412	$1,300,493
Land sale revenues	1,061	697	15,122	7,665
Total revenues	604,849	511,756	1,657,534	1,308,158
Cost of home sales	(444,898)	(381,694)	(1,207,339)	(993,809)
Cost of land sales	(891)	(672)	(14,245)	(7,671)
Total cost of sales	(445,789)	(382,366)	(1,221,584)	(1,001,480)
Gross margin	159,060	129,390	435,950	306,678
Selling, general and administrative expenses	(70,164)	(61,939)	(196,589)	(162,831)
Income (loss) from unconsolidated joint ventures	557	(32)	(342)	1,249
Other income (expense)	(69)	301	(445)	2,624
Homebuilding pretax income	89,384	67,720	238,574	147,720
Financial Services:
Revenues	6,179	5,839	17,275	18,927
Expenses	(3,673)	(3,590)	(10,873)	(10,394)
Other income	231	167	606	420
Financial services pretax income	2,737	2,416	7,008	8,953

Income before taxes	92,121	70,136	245,582	156,673
Provision for income taxes	(35,522)	(11,201)	(94,361)	(32,778)
Net income	56,599	58,935	151,221	123,895
Less: Net income allocated to preferred shareholder	(13,511)	(14,166)	(36,165)	(40,353)
Less: Net income allocated to unvested restricted stock	(77)	(90)	(211)	(169)
Net income available to common stockholders	$43,011	$44,679	$114,845	$83,373

Income Per Common Share:
Basic	$0.15	$0.16	$0.41	$0.34
Diluted	$0.14	$0.15	$0.37	$0.31

Weighted Average Common Shares Outstanding:
Basic	279,547,711	276,966,995	278,863,014	244,998,581
Diluted	317,116,924	314,897,098	316,691,803	283,189,878

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	87,812,786	87,812,786	118,582,017

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	404,929,710	402,709,884	404,504,589	401,771,895

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
	(Unaudited)

Net income	$56,599	$58,935	$151,221	$123,895
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	―	―	―	2,228
Total comprehensive income	$56,599	$58,935	$151,221	$126,123

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$15,295	$355,489
Restricted cash	37,027	21,460
Trade and other receivables	30,910	14,431
Inventories:
Owned	3,145,369	2,536,102
Not owned	86,791	98,341
Investments in unconsolidated joint ventures	47,922	66,054
Deferred income taxes, net of valuation allowance of $4,591 at
September 30, 2014 and December 31, 2013	285,540	375,400
Other assets	44,977	45,977
Total Homebuilding Assets	3,693,831	3,513,254
Financial Services:
Cash and equivalents	10,373	7,802
Restricted cash	1,295	1,295
Mortgage loans held for sale, net	68,746	122,031
Mortgage loans held for investment, net	11,730	12,220
Other assets	7,095	5,503
Total Financial Services Assets	99,239	148,851
Total Assets	$3,793,070	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$51,297	$35,771
Accrued liabilities	204,678	214,266
Secured project debt and other notes payable	4,748	6,351
Senior notes payable	1,830,566	1,833,244
Total Homebuilding Liabilities	2,091,289	2,089,632
Financial Services:
Accounts payable and other liabilities	2,419	2,646
Mortgage credit facilities	64,698	100,867
Total Financial Services Liabilities	67,117	103,513
Total Liabilities	2,158,406	2,193,145

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 shares
issued and outstanding at September 30, 2014 and December 31, 2013	3	3
Common stock, $0.01 par value; 600,000,000 shares authorized; 279,866,166 and 277,618,177 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	2,799	2,776
Additional paid-in capital	1,369,274	1,354,814
Accumulated earnings	262,588	111,367
Total Equity	1,634,664	1,468,960
Total Liabilities and Equity	$3,793,070	$3,662,105

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$151,221	$123,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	342	(1,249)
Cash distributions of income from unconsolidated joint ventures	1,875	3,375
Depreciation and amortization	3,686	2,450
Loss on disposal of property and equipment	6	16
Amortization of stock-based compensation	7,736	6,656
Excess tax benefits from share-based payment arrangements	(960)	―
Deferred income tax provision	94,474	48,489
Changes in cash and equivalents due to:
Trade and other receivables	(16,597)	(8,462)
Mortgage loans held for sale	53,108	44,179
Inventories - owned	(547,590)	(314,375)
Inventories - not owned	(19,884)	(31,700)
Other assets	1,952	401
Accounts payable	14,753	6,855
Accrued liabilities	(2,668)	(6,926)
Net cash provided by (used in) operating activities	(258,546)	(126,396)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(7,948)	(12,942)
Distributions of capital from unconsolidated joint ventures	18,010	2,319
Net cash paid for acquisitions	(33,408)	(113,793)
Other investing activities	(1,984)	(4,734)
Net cash provided by (used in) investing activities	(25,330)	(129,150)

Cash Flows From Financing Activities:
Change in restricted cash	(15,567)	1
Principal payments on secured project debt and other notes payable	(1,399)	(7,289)
Principal payments on senior notes payable	(4,971)	―
Proceeds from the issuance of senior notes payable	―	300,000
Payment of debt issuance costs	(2,387)	(4,045)
Net proceeds from (payments on) mortgage credit facilities	(36,169)	(27,979)
Payment of issuance costs in connection with preferred shareholder equity transactions	―	(350)
Proceeds from the exercise of stock options	5,786	11,781
Excess tax benefits from share-based payment arrangements	960	―
Net cash provided by (used in) financing activities	(53,747)	272,119

Net increase (decrease) in cash and equivalents	(337,623)	16,573
Cash and equivalents at beginning of period	363,291	346,555
Cash and equivalents at end of period	$25,668	$363,128

Cash and equivalents at end of period	$25,668	$363,128
Homebuilding restricted cash at end of period	37,027	27,524
Financial services restricted cash at end of period	1,295	1,795
Cash and equivalents and restricted cash at end of period	$63,990	$392,447

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2014 and the results of operations and cash flows for the periods presented.

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

2.    Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11").  ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position.  For public companies, the amendments in ASU 2013-11 were effective prospectively for interim and annual periods beginning after December 15, 2013.  Our adoption of ASU 2013-11 on January 1, 2014 did not have an effect on our consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which clarifies when an in-substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred.  By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property.  For public companies, ASU 2014-04 is effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-04 is not expected to have a material effect on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area.  The new guidance requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, income, and expenses of discontinued operations.  The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.  For public companies, the amendments in ASU 2014-08 are effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-08 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  For public companies, the amendments in ASU 2014-09 are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively, with early application not permitted.  We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15"), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements and related disclosures.

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding revenues:
California	$279,883	$273,711	$790,261	$701,909
Southwest	153,875	97,736	392,672	270,157
Southeast	171,091	140,309	474,601	336,092
Total homebuilding revenues	$604,849	$511,756	$1,657,534	$1,308,158

Homebuilding pretax income:
California	$57,523	$47,888	$153,642	$100,298
Southwest	15,549	10,159	39,881	25,212
Southeast	16,312	9,673	45,051	22,210
Total homebuilding pretax income	$89,384	$67,720	$238,574	$147,720

Segment financial information relating to the Company's homebuilding assets was as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Homebuilding assets:
California	$1,490,975	$1,344,605
Southwest	828,565	641,711
Southeast	1,014,468	785,988
Corporate	359,823	740,950
Total homebuilding assets	$3,693,831	$3,513,254

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

The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$56,599	$58,935	$151,221	$123,895
Less: Net income allocated to preferred shareholder	(13,511)	(14,166)	(36,165)	(40,353)
Less: Net income allocated to unvested restricted stock	(77)	(90)	(211)	(169)
Net income available to common stockholders for basic
earnings per common share	43,011	44,679	114,845	83,373
Effect of dilutive securities:
Net income allocated to preferred shareholder	13,511	14,166	36,165	40,353
Interest on 1¼% convertible senior notes due 2032,
included in cost of sales	41	41	490	490
Net income available to common and preferred stock for diluted
earnings per share	$56,563	$58,886	$151,500	$124,216

Denominator:
Weighted average basic common shares outstanding	279,547,711	276,966,995	278,863,014	244,998,581
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	87,812,786	87,812,786	87,812,786	118,582,017
Total weighted average common shares outstanding if preferred shares
converted to common shares	367,360,497	364,779,781	366,675,800	363,580,598
Effect of dilutive securities:
Stock options and stock appreciation rights	6,256,363	6,617,253	6,515,939	6,878,447
1¼% convertible senior notes due 2032	31,312,850	31,312,850	31,312,850	31,312,850
Weighted average diluted shares outstanding	404,929,710	402,709,884	404,504,589	401,771,895

Income per common share:
Basic	$0.15	$0.16	$0.41	$0.34
Diluted	$0.14	$0.15	$0.37	$0.31

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

Total compensation expense recognized related to stock-based compensation was $2.5 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, we recognized stock-based compensation expense of $7.7 million and $6.7 million, respectively.  As of September 30, 2014, total unrecognized stock-based compensation expense was $14.3 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 1.8 years.

6.      Restricted Cash

At September 30, 2014, restricted cash included $38.3 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($37.0 million of homebuilding restricted cash and $1.3 million of financial services restricted cash).

7.      Inventories

    a. Inventories Owned

Inventories owned consisted of the following at:

	September 30, 2014
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$886,782	$491,696	$669,689	$2,048,167
Homes completed and under construction	411,200	255,697	273,551	940,448
Model homes	75,663	41,493	39,598	156,754
Total inventories owned	$1,373,645	$788,886	$982,838	$3,145,369

	December 31, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$819,278	$415,910	$536,473	$1,771,661
Homes completed and under construction	280,875	159,927	187,569	628,371
Model homes	82,367	27,466	26,237	136,070
Total inventories owned	$1,182,520	$603,303	$750,279	$2,536,102

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of September 30, 2014 and 2013, the total active and future projects that we owned were 373 and 323, respectively.  During the nine months ended September 30, 2014 and 2013, we reviewed all projects for indicators of impairment and based on our review, we did not record any inventory impairments during these periods.

During the second quarter of 2014, we acquired control of approximately 10 current and future communities from a homebuilder in Austin, Texas, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  As a result of this transaction, we recorded approximately $31.5 million of inventories owned, $4.9 million of inventories not owned, $1.2 million of other assets and $4.2 million of other accrued liabilities.  As of September 30, 2014, these amounts are subject to change as we have not yet finalized the purchase accounting for the real estate assets acquired in this transaction.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Land purchase and lot option deposits	$46,610	$44,005
Other lot option contracts, net of deposits	40,181	54,336
Total inventories not owned	$86,791	$98,341

Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-

refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of September 30, 2014 and December 31, 2013, we had consolidated $7.6 million and $21.7 million, respectively, within inventories not owned (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

Other lot option contracts also included $27.0 million as of September 30, 2014 and December 31, 2013, related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land, and $5.6 million and $5.7 million, as of September 30, 2014 and December 31, 2013, respectively, of purchase price allocated in connection with business acquisitions during the 2014 and 2013 second quarters.

8.      Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the nine months ended September 30, 2014 and 2013, our qualified assets exceeded our debt, and as a result, all of our interest incurred during the nine months ended September 30, 2014 and 2013 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(Dollars in thousands)

Total interest incurred (1)		$37,308		$34,766		$113,735		$103,319
Less: Interest capitalized to inventories owned		(36,927)		(34,118)		(112,368)		(101,101)
Less: Interest capitalized to investments in unconsolidated joint ventures		(381)		(648)		(1,367)		(2,218)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$28,872		$30,303		$83,052		$88,336
Interest previously capitalized to inventories owned, included in cost of land sales		$87		$19		$706		$533
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―		$117		$30		$409
Interest capitalized in ending inventories owned (2)		$275,367		$236,334		$275,367		$236,334
Interest capitalized as a percentage of inventories owned		8.8%		9.8%		8.8%		9.8%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$299		$6,030		$299		$6,030
Interest capitalized as a percentage of investments in unconsolidated joint ventures		0.6%		10.3%		0.6%		10.3%
_________________
(1)
For the three and nine months ended September 30, 2013, interest incurred included the noncash amortization of $0 and $3.6 million, respectively, of interest related to interest rate swap agreements that were terminated in the 2010 fourth quarter (please see Note 15 "Derivative Instruments and Hedging Activities").

(2)
During the three and nine months ended September 30, 2014, in connection with lot purchases from our joint ventures, $2.0 million and $6.0 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.  During the three and nine months ended September 30, 2013, in connection with lot purchases from our joint ventures, $0.6 million and $2.7 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

9.      Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the condensed combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)

Revenues	$31,225	$24,040
Cost of sales and expenses	(35,943)	(21,793)
Income (loss) of unconsolidated joint ventures	$(4,718)	$2,247
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(342)	$1,249

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures allocated based on the provisions of the underlying joint venture operating agreements.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes we construct on such lots to third parties.  Following such home sales, we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the nine months ended September 30, 2014 and 2013, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the nine months ended September 30, 2014 and 2013, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the nine months ended September 30, 2014 or 2013.

The table set forth below summarizes the condensed combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Cash	$32,299	$37,884
Inventories	191,807	211,929
Other assets	10,307	8,600
Total assets	$234,413	$258,413

Liabilities and Equity:
Accounts payable and accrued liabilities	$17,346	$20,496
Non-recourse debt	30,000	30,000
Standard Pacific equity	52,759	66,363
Other members' equity	134,308	141,554
Total liabilities and equity	$234,413	$258,413

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$47,922	$66,054

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of September 30, 2014 and December 31, 2013, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $0.3 million and $5.0 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2014 and December 31, 2013, respectively, which capitalized interest is not included in the condensed combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of September 30, 2014, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)

Warranty accrual, beginning of the period	$13,811	$15,514
Warranty costs accrued during the period	4,950	1,789
Warranty costs paid during the period	(5,615)	(2,844)
Warranty accrual, end of the period	$13,146	$14,459

11.   Revolving Credit Facility and Letter of Credit Facilities

On July 31, 2014, we amended our unsecured revolving credit facility (the "Revolving Facility") to, among other things, increase the aggregate commitment to $450 million and extend the maturity date to July 2018.  The Revolving Facility has an accordion feature under which the commitment may be increased up to a maximum aggregate commitment of $750 million, subject to the availability of additional bank commitments and certain other conditions.  As of September 30, 2014, the Revolving Facility contained financial covenants (which were not modified in connection with the July 2014 amendment), including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of September 30, 2014, we satisfied the conditions that would allow us to borrow up to $450 million under the facility and had no amounts outstanding.

As of September 30, 2014, we were party to five committed letter of credit facilities totaling $53 million, of which $35.1 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  In addition, as of such date, we also had $0.6 million outstanding under an uncommitted letter of credit facility.  As of September 30, 2014, these facilities were secured by cash collateral deposits of $36.2 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.   Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At September 30, 2014, we had approximately $4.7 million outstanding in secured project debt and other notes payable.

13.  Senior Notes Payable

Senior notes payable consisted of the following at:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

6¼% Senior Notes due April 2014	$ ―	$4,971
7% Senior Notes due August 2015	29,789	29,789
10¾% Senior Notes due September 2016, net of discount	271,724	269,046
8⅜% Senior Notes due May 2018, net of premium	578,485	579,085
8⅜% Senior Notes due January 2021, net of discount	397,568	397,353
6¼% Senior Notes due December 2021	300,000	300,000
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$1,830,566	$1,833,244

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our 1¼% Convertible Senior Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indentures).  As of September 30, 2014, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures further provide that a Guarantor Subsidiary will be released and relieved of any obligations under its note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not Standard Pacific Corp. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

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

At September 30, 2014, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  MatlinPatterson also owned 126.4 million shares of our common stock.  As of September 30, 2014, the outstanding shares of Series B Preferred Stock on an as converted basis plus the common stock owned by MatlinPatterson represented approximately 58% of the total number of shares of our common stock outstanding on an if-converted basis.

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

For the nine months ended September 30, 2013, we recorded after-tax other comprehensive income of $2.2 million related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders' equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, at which time the total cost was completely amortized.

16.   Mortgage Credit Facilities

    At September 30, 2014, we had $64.7 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of September 30, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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
The following table presents the Company's financial instruments measured at fair value on a recurring basis:
		Fair Value at
Description	Fair Value Hierarchy	September 30, 2014	December 31, 2013
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$70,885	$124,184

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		September 30, 2014		December 31, 2013
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$11,730	$11,730	$12,220	$12,220
Homebuilding liabilities:
Senior notes payable, net	Level 2	$1,830,566	$2,058,941	$1,833,244	$2,165,193

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2014, we had non-refundable cash deposits outstanding of approximately $41.3 million and capitalized pre-acquisition and other development and construction costs of approximately $7.7 million relating to land purchase and option contracts having a total remaining purchase price of approximately $439.2 million.

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

    b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of September 30, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2015.  In addition, at September 30, 2014, we had $0.1 million of joint venture surety bonds outstanding subject to indemnity arrangements by us related to one project which was substantially complete as of such date.

    c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At September 30, 2014, we had approximately $504.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $289.6 million remaining in cost to complete.

    d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $98.2 million at September 30, 2014 and carried a weighted average interest rate of approximately 4.0%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of September 30, 2014, Standard Pacific Mortgage had approximately $69.0 million in closed mortgage loans held for sale and $98.9 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

Substantially all of the loans originated by Standard Pacific Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to Standard Pacific Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  As of September 30, 2014, we had incurred an aggregate of $10.7 million in losses related to loan repurchases and make-whole payments we had been required to make on the $8.8 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the third quarter of 2014.  During the nine months ended September 30, 2014 and 2013, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.4 million and $0, respectively.  As of September 30, 2014, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the nine months ended September 30, 2014 and 2013, Standard Pacific Mortgage made make-whole payments totaling approximately $0.4 million related to nine loans and $0.8 million related to nine loans, respectively.

    e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of September 30, 2014 and December 31, 2013 were $60.8 million and $64.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

Our 2014 third quarter provision for income taxes of $35.5 million primarily related to our $92.1 million of pretax income.  As of September 30, 2014, we had a $290.1 million deferred tax asset which was offset by a valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $142.2 million of our deferred tax asset related to net operating loss carryforwards ($119.1 million was subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes, and $23.1 million was not subject to such limitation).  The remaining deferred tax asset balance of $147.9 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   In addition, as of September 30, 2014, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2008 through 2013.

20.   Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$107,408	$95,130
Income taxes	$6,766	$501

Supplemental Disclosures of Noncash Activities:
Liabilities assumed in connection with acquisitions	$4,170	$4,983

21.   Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 13 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$197,617	$246,839	$160,393	$	―	$604,849
Cost of sales	(145,278)	(188,601)	(111,910)		―	(445,789)
Gross margin	52,339	58,238	48,483		―	159,060
Selling, general and administrative expenses	(24,974)	(32,465)	(12,725)		―	(70,164)
Income from unconsolidated joint ventures	64	142	351		―	557
Equity income of subsidiaries	41,821	―	―		(41,821)	―
Interest income (expense), net	3,204	(2,875)	(329)		―	―
Other income (expense)	(1,128)	(45)	1,104		―	(69)
Homebuilding pretax income	71,326	22,995	36,884		(41,821)	89,384
Financial Services:
Financial services pretax income	―	―	2,737		―	2,737
Income before taxes	71,326	22,995	39,621		(41,821)	92,121
Provision for income taxes	(14,727)	(10,169)	(10,626)		―	(35,522)
Net income	$56,599	$12,826	$28,995		$(41,821)	$56,599

	Three Months Ended September 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$228,520	$212,707	$70,529	$	―	$511,756
Cost of sales	(165,466)	(162,589)	(54,311)		―	(382,366)
Gross margin	63,054	50,118	16,218		―	129,390
Selling, general and administrative expenses	(25,799)	(29,095)	(7,045)		―	(61,939)
Income (loss) from unconsolidated joint ventures	165	(111)	(86)		―	(32)
Equity income of subsidiaries	22,421	―	―		(22,421)	―
Interest income (expense), net	3,827	(2,732)	(1,095)		―	―
Other income (expense)	(495)	144	652		―	301
Homebuilding pretax income	63,173	18,324	8,644		(22,421)	67,720
Financial Services:
Financial services pretax income	―	―	2,416		―	2,416
Income before taxes	63,173	18,324	11,060		(22,421)	70,136
Provision for income taxes	(4,238)	(5,913)	(1,050)		―	(11,201)
Net income	$58,935	$12,411	$10,010		$(22,421)	$58,935

21.   Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$576,620	$702,868	$378,046	$	―	$1,657,534
Cost of sales	(422,399)	(531,224)	(267,961)		―	(1,221,584)
Gross margin	154,221	171,644	110,085		―	435,950
Selling, general and administrative expenses	(74,416)	(92,599)	(29,574)		―	(196,589)
Income (loss) from unconsolidated joint ventures	(49)	170	(463)		―	(342)
Equity income of subsidiaries	107,894	―	―		(107,894)	―
Interest income (expense), net	10,163	(8,529)	(1,634)		―	―
Other income (expense)	(2,180)	(298)	2,033		―	(445)
Homebuilding pretax income	195,633	70,388	80,447		(107,894)	238,574
Financial Services:
Financial services pretax income	―	―	7,008		―	7,008
Income before taxes	195,633	70,388	87,455		(107,894)	245,582
Provision for income taxes	(44,412)	(27,713)	(22,236)		―	(94,361)
Net income	$151,221	$42,675	$65,219		$(107,894)	$151,221

	Nine Months Ended September 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$599,452	$556,691	$152,015	$	―	$1,308,158
Cost of sales	(450,521)	(429,729)	(121,230)		―	(1,001,480)
Gross margin	148,931	126,962	30,785		―	306,678
Selling, general and administrative expenses	(69,750)	(77,771)	(15,310)		―	(162,831)
Income (loss) from unconsolidated joint ventures	1,660	(235)	(176)		―	1,249
Equity income of subsidiaries	43,692	―	―		(43,692)	―
Interest income (expense), net	13,112	(9,423)	(3,689)		―	―
Other income (expense)	1,503	(13)	1,134		―	2,624
Homebuilding pretax income	139,148	39,520	12,744		(43,692)	147,720
Financial Services:
Financial services pretax income	―	―	8,953		―	8,953
Income before taxes	139,148	39,520	21,697		(43,692)	156,673
Provision for income taxes	(15,253)	(13,873)	(3,652)		―	(32,778)
Net income	$123,895	$25,647	$18,045		$(43,692)	$123,895

21.   Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$737	$850	$28,267		$(14,559)	$15,295
Restricted cash	―	―	37,027		―	37,027
Trade, intercompany and other receivables	1,628,363	8,719	186,615		(1,792,787)	30,910
Inventories:
Owned	980,374	1,233,479	931,516		―	3,145,369
Not owned	15,658	32,272	38,861		―	86,791
Investments in unconsolidated joint ventures	(1,631)	361	49,192		―	47,922
Investments in subsidiaries	914,584	―	―		(914,584)	―
Deferred income taxes, net	292,027	―	―		(6,487)	285,540
Other assets	34,252	7,299	3,426		―	44,977
Total Homebuilding Assets	3,864,364	1,282,980	1,274,904		(2,728,417)	3,693,831
Financial Services:
Cash and equivalents	―	―	10,373		―	10,373
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	68,746		―	68,746
Mortgage loans held for investment, net	―	―	11,730		―	11,730
Other assets	―	―	28,991		(21,896)	7,095
Total Financial Services Assets	―	―	121,135		(21,896)	99,239
Total Assets	$3,864,364	$1,282,980	$1,396,039		$(2,750,313)	$3,793,070

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$16,286	$24,173	$10,838	$	―	$51,297
Accrued liabilities and intercompany payables	191,163	888,122	755,064		(1,629,671)	204,678
Secured project debt and other notes payable	191,685	―	4,748		(191,685)	4,748
Senior notes payable	1,830,566	―	―		―	1,830,566
Total Homebuilding Liabilities	2,229,700	912,295	770,650		(1,821,356)	2,091,289
Financial Services:
Accounts payable and other liabilities	―	―	16,792		(14,373)	2,419
Mortgage credit facilities	―	―	64,698		―	64,698
Total Financial Services Liabilities	―	―	81,490		(14,373)	67,117
Total Liabilities	2,229,700	912,295	852,140		(1,835,729)	2,158,406

Equity:
Total Stockholders' Equity	1,634,664	370,685	543,899		(914,584)	1,634,664
Total Liabilities and Equity	$3,864,364	$1,282,980	$1,396,039		$(2,750,313)	$3,793,070

21.   Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$175,289	$494	$179,706	$	―	$355,489
Restricted cash	―	―	21,460		―	21,460
Trade, intercompany and other receivables	1,278,567	3,565	8,167		(1,275,868)	14,431
Inventories:
Owned	804,099	1,012,841	719,162		―	2,536,102
Not owned	9,737	41,734	46,870		―	98,341
Investments in unconsolidated joint ventures	586	422	65,046		―	66,054
Investments in subsidiaries	810,340	―	―		(810,340)	―
Deferred income taxes, net	379,313	―	―		(3,913)	375,400
Other assets	38,024	5,478	2,475		―	45,977
Total Homebuilding Assets	3,495,955	1,064,534	1,042,886		(2,090,121)	3,513,254
Financial Services:
Cash and equivalents	―	―	7,802		―	7,802
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	122,031		―	122,031
Mortgage loans held for investment, net	―	―	12,220		―	12,220
Other assets	―	―	7,490		(1,987)	5,503
Total Financial Services Assets	―	―	150,838		(1,987)	148,851
Total Assets	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$11,685	$13,442	$10,644	$	―	$35,771
Accrued liabilities and intercompany payables	182,066	723,082	578,995		(1,269,877)	214,266
Secured project debt and other notes payable	―	―	6,351		―	6,351
Senior notes payable	1,833,244	―	―		―	1,833,244
Total Homebuilding Liabilities	2,026,995	736,524	595,990		(1,269,877)	2,089,632
Financial Services:
Accounts payable and other liabilities	―	―	14,537		(11,891)	2,646
Mortgage credit facilities	―	―	100,867		―	100,867
Total Financial Services Liabilities	―	―	115,404		(11,891)	103,513
Total Liabilities	2,026,995	736,524	711,394		(1,281,768)	2,193,145

Equity:
Total Stockholders' Equity	1,468,960	328,010	482,330		(810,340)	1,468,960
Total Liabilities and Equity	$3,495,955	$1,064,534	$1,193,724		$(2,092,108)	$3,662,105

21.   Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$14,398	$(174,601)	$(83,784)	$(14,559)	$(258,546)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	144	2	(8,094)	―	(7,948)
Distributions of capital from unconsolidated homebuilding joint ventures	227	229	17,554	―	18,010
Net cash paid for acquisitions	(35,685)	―	2,277	―	(33,408)
Loan to parent	―	―	(190,000)	190,000	―
Other investing activities	(1,367)	(1,108)	491	―	(1,984)
Net cash provided by (used in) investing activities	(36,681)	(877)	(177,772)	190,000	(25,330)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(15,567)	―	(15,567)
Principal payments on secured project debt and other notes payable	―	―	(1,399)	―	(1,399)
Principal payments on senior notes payable	(4,971)	―	―	―	(4,971)
Payment of debt issuance costs	(2,387)	―	―	―	(2,387)
Loan from subsidiary	190,000	―	―	(190,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(36,169)	―	(36,169)
(Contributions to) distributions from Corporate and subsidiaries	3,650	―	(3,650)	―	―
Proceeds from the exercise of stock options	5,786	―	―	―	5,786
Excess tax benefits from share-based payment arrangements	960	―	―	―	960
Intercompany advances, net	(345,307)	175,834	169,473	―	―
Net cash provided by (used in) financing activities	(152,269)	175,834	112,688	(190,000)	(53,747)

Net increase (decrease) in cash and equivalents	(174,552)	356	(148,868)	(14,559)	(337,623)
Cash and equivalents at beginning of period	175,289	494	187,508	―	363,291
Cash and equivalents at end of period	$737	$850	$38,640	$(14,559)	$25,668

	Nine Months Ended September 30, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$247,524	$(180,993)	$(192,927)	$	―	$(126,396)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(393)	(49)	(12,500)		―	(12,942)
Distributions of capital from unconsolidated homebuilding joint ventures	―	100	2,219		―	2,319
Net cash paid for acquisitions	(113,793)	―	―		―	(113,793)
Other investing activities	(931)	(2,824)	(979)		―	(4,734)
Net cash provided by (used in) investing activities	(115,117)	(2,773)	(11,260)		―	(129,150)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	1		―	1
Principal payments on secured project debt and other notes payable	(6,804)	―	(485)		―	(7,289)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(4,045)	―	―		―	(4,045)
Net proceeds from (payments on) mortgage credit facilities	―	―	(27,979)		―	(27,979)
(Contributions to) distributions from Corporate and subsidiaries	(6,891)	―	6,891		―	―
Payment of common stock issuance costs	(350)	―	―		―	(350)
Proceeds from the exercise of stock options	11,781	―	―		―	11,781
Intercompany advances, net	(378,550)	184,017	194,533		―	―
Net cash provided by (used in) financing activities	(84,859)	184,017	172,961		―	272,119

Net increase (decrease) in cash and equivalents	47,548	251	(31,226)		―	16,573
Cash and equivalents at beginning of period	154,722	114	191,719		―	346,555
Cash and equivalents at end of period	$202,270	$365	$160,493	$	―	$363,128

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$603,788	$511,059	$1,642,412	$1,300,493
Land sale revenues	1,061	697	15,122	7,665
Total revenues	604,849	511,756	1,657,534	1,308,158
Cost of home sales	(444,898)	(381,694)	(1,207,339)	(993,809)
Cost of land sales	(891)	(672)	(14,245)	(7,671)
Total cost of sales	(445,789)	(382,366)	(1,221,584)	(1,001,480)
Gross margin	159,060	129,390	435,950	306,678
Gross margin percentage	26.3%	25.3%	26.3%	23.4%
Selling, general and administrative expenses	(70,164)	(61,939)	(196,589)	(162,831)
Income (loss) from unconsolidated joint ventures	557	(32)	(342)	1,249
Other income (expense)	(69)	301	(445)	2,624
Homebuilding pretax income	89,384	67,720	238,574	147,720

Financial Services:
Revenues	6,179	5,839	17,275	18,927
Expenses	(3,673)	(3,590)	(10,873)	(10,394)
Other income	231	167	606	420
Financial services pretax income	2,737	2,416	7,008	8,953

Income before taxes	92,121	70,136	245,582	156,673
Provision for income taxes	(35,522)	(11,201)	(94,361)	(32,778)
Net income	56,599	58,935	151,221	123,895
Less: Net income allocated to preferred shareholder	(13,511)	(14,166)	(36,165)	(40,353)
Less: Net income allocated to unvested restricted stock	(77)	(90)	(211)	(169)
Net income available to common stockholders	$43,011	$44,679	$114,845	$83,373

Income Per Common Share:
Basic	$0.15	$0.16	$0.41	$0.34
Diluted	$0.14	$0.15	$0.37	$0.31

Weighted Average Common Shares Outstanding:
Basic	279,547,711	276,966,995	278,863,014	244,998,581
Diluted	317,116,924	314,897,098	316,691,803	283,189,878

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	87,812,786	87,812,786	118,582,017

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	404,929,710	402,709,884	404,504,589	401,771,895

Net cash provided by (used in) operating activities	$(115,034)	$22,808	$(258,546)	$(126,396)
Net cash provided by (used in) investing activities	$434	$(2,296)	$(25,330)	$(129,150)
Net cash provided by (used in) financing activities	$(7,271)	$261,980	$(53,747)	$272,119

Adjusted Homebuilding EBITDA (1)	$121,737	$101,953	$336,475	$248,152
_________________
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

(1)    continued
The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM Ended September 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(115,034)	$22,808	$(258,546)	$(126,396)	$(286,366)	$(238,376)
Add:
Provision (benefit) for income taxes, net of
deferred component	53	(16,105)	(113)	(15,711)	367	(15,515)
Homebuilding interest amortized to cost of
sales and interest expense	28,959	30,322	83,758	88,869	116,667	123,233
Excess tax benefits from share-based payment
arrangements	960	―	960	―	960	―
Less:
Income from financial services subsidiary	2,506	2,249	6,402	8,533	8,620	12,474
Depreciation and amortization from financial
services subsidiary	35	33	102	89	134	121
Loss on disposal of property and equipment	5	―	6	16	7	38
Net changes in operating assets and liabilities:
Trade and other receivables	5,464	(11,186)	16,597	8,462	11,379	(4,482)
Mortgage loans held for sale	(10,534)	(32,221)	(53,108)	(44,179)	(6,386)	(11,856)
Inventories-owned	231,567	84,352	547,590	314,375	648,527	444,182
Inventories-not owned	5,090	21,990	19,884	31,700	31,503	52,561
Other assets	(3,927)	(1,655)	(1,952)	(401)	(2,516)	(2,097)
Accounts payable	(8,604)	(7,235)	(14,753)	(6,855)	(21,223)	(12,843)
Accrued liabilities	(9,711)	13,165	2,668	6,926	(12,207)	(5,220)
Adjusted Homebuilding EBITDA	$121,737	$101,953	$336,475	$248,152	$471,944	$316,954

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Overview

Our 2014 third quarter reflected a continuation of the positive operating performance we have achieved over the last several years, resulting from the housing market recovery and continued execution of our strategy.  Net income for the 2014 third quarter was $56.6 million, or $0.14 per diluted share, as compared to $58.9 million, or $0.15 per diluted share, for the 2013 third quarter, and pretax income was $92.1 million, compared to $70.1 million.  The effective tax rate for the 2014 third quarter was 38.6%, compared to 16.0% for the prior year period.  The 2013 third quarter effective tax rate included a $16.1 million income tax benefit resulting from the reversal of our liability for unrecognized tax benefits due to the expiration of the applicable statute of limitations.  Our gross margin from home sales rose to 26.3% for the quarter, as compared to 25.3% for the 2013 third quarter, and our operating margin from home sales, which includes SG&A expenses, was 14.7% for the quarter, as compared to 13.2% for the prior year period.  For the nine months ended September 30, 2014, we reported net income of $151.2 million, or $0.37 per diluted share, as compared to $123.9 million, or $0.31 per diluted share, in the prior year period.  Pretax income for the nine months ended September 30, 2014 was $245.6 million, compared to $156.7 million in the prior year period.  In addition, the dollar value of homes in backlog at September 30, 2014 was $1.1 billion, a 17% increase from the prior year period.

During the first nine months of 2014, we spent $686 million on land purchases and development costs and acquired approximately 4,876 homesites as we continue to invest in opportunities that meet our underwriting standards.  We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  We believe the strength of our land and product portfolio leaves us well positioned to take advantage of the housing recovery.

Homebuilding

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$279,883	$273,711	2%	$790,261	$701,909	13%
Southwest	153,875	97,736	57%	392,672	270,157	45%
Southeast	171,091	140,309	22%	474,601	336,092	41%
Total homebuilding revenues	$604,849	$511,756	18%	$1,657,534	$1,308,158	27%

Homebuilding pretax income:
California	$57,523	$47,888	20%	$153,642	$100,298	53%
Southwest	15,549	10,159	53%	39,881	25,212	58%
Southeast	16,312	9,673	69%	45,051	22,210	103%
Total homebuilding pretax income	$89,384	$67,720	32%	$238,574	$147,720	62%

Homebuilding pretax income as a percentage
of homebuilding revenues:
California	20.6%	17.5%	3.1%	19.4%	14.3%	5.1%
Southwest	10.1%	10.4%	(0.3%)	10.2%	9.3%	0.9%
Southeast	9.5%	6.9%	2.6%	9.5%	6.6%	2.9%
Total homebuilding pretax income percentage	14.8%	13.2%	1.6%	14.4%	11.3%	3.1%

Homebuilding pretax income for the 2014 third quarter was $89.4 million compared to $67.7 million in the year earlier period.  The improvement in our financial performance resulted primarily from an 18% increase in home sale revenues and a 100 basis point improvement in gross margin from home sales.  The improvement in our financial performance for the 2014 third quarter compared to the prior year period was realized across all three of our reportable segments.

For the nine months ended September 30, 2014, we reported homebuilding pretax income of $238.6 million compared to $147.7 million in the year earlier period.  The improvement in our financial performance resulted primarily from a 26% increase in home sale revenues and a 290 basis point improvement in gross margin from home sales.  The improvement in our financial performance for the nine months ended September 30, 2014 compared to the prior year period was realized across all three of our reportable segments.

Revenues

Home sale revenues increased 18%, from $511.1 million for the 2013 third quarter to $603.8 million for the 2014 third quarter, resulting from a 15% increase in our average home price to $483 thousand and a 3% increase in new home deliveries.  Home sale revenues increased 26%, from $1,300.5 million for the nine months ended September 30, 2013 to $1,642.4 million for the nine months ended September 30, 2014, resulting from an 18% increase in our average home price to $472 thousand and a 7% increase in new home deliveries.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
New homes delivered:
California	437	467	(6%)	1,215	1,286	(6%)
Arizona	69	51	35%	192	171	12%
Texas	225	170	32%	553	458	21%
Colorado	47	36	31%	158	117	35%
Total Southwest	341	257	33%	903	746	21%
Florida	266	285	(7%)	766	707	8%
Carolinas	206	208	(1%)	597	520	15%
Total Southeast	472	493	(4%)	1,363	1,227	11%
Total	1,250	1,217	3%	3,481	3,259	7%

The increase in new home deliveries for the 2014 third quarter was driven primarily by the increase in deliveries from our Southwest region where our average active selling communities grew 31% compared to the prior year period, and an increase in speculative homes sold and closed in the quarter.  During the 2014 third quarter, we sold and closed 239 speculative homes, an 81% increase from the prior year period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Average selling prices of homes delivered:	(Dollars in thousands)
California	$640	$586	9%	$643	$541	19%
Arizona	362	286	27%	327	260	26%
Texas	468	385	22%	453	379	20%
Colorado	504	484	4%	500	439	14%
Total Southwest	451	379	19%	434	361	20%
Florida	385	283	36%	368	269	37%
Carolinas	329	284	16%	312	279	12%
Total Southeast	360	284	27%	344	273	26%
Total	$483	$420	15%	$472	$399	18%

Our 2014 third quarter consolidated average selling price of $483 thousand was the highest quarterly average selling price of homes delivered in the Company's nearly 50-year history.  The year over year increases in our consolidated average home price reflects general price increases within the majority of our markets and a shift to more move-up product.

Gross Margin

Our 2014 third quarter gross margin percentage from home sales increased to 26.3% compared to 25.3% in the 2013 third quarter.  For the nine months ended September 30, 2014, our gross margin percentage from home sales was 26.5%, an increase from 23.6% compared to the prior year period.  The year over year increases in our gross margin percentage from home sales was primarily attributable to price increases and a higher proportion of deliveries from more profitable communities, partially offset by an increase in direct construction costs per home.

SG&A Expenses

Our 2014 third quarter SG&A expenses (including Corporate G&A) were $70.2 million compared to $61.9 million for the prior year period, down 50 basis points as a percentage of home sale revenues to 11.6%, compared to 12.1% for the 2013 third quarter.  For the nine months ended September 30, 2014, our SG&A expenses (including Corporate G&A) were $196.6 million compared to $162.8 million for the prior year period, down 50 basis points as a percentage of home sale revenues to 12.0%, compared to 12.5% for the prior year period.  We continue to leverage our G&A expenses as our home sale revenues have increased year over year, with G&A expenses as a percentage of home sale revenues improving to 6.7% for the 2014 third quarter compared to 7.3% for the prior year period.  Our selling expenses as a percentage of revenue remained relatively flat at 4.9% for the 2014 third quarter compared to 4.8% for the prior year period.

Operating Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	% Change	% Absorption Change (1)	2014	2013	% Change	% Absorption Change (1)
Net new orders (2):
California	399	386	3%	3%	1,370	1,381	(1%)	(3%)
Arizona	64	95	(33%)	(33%)	206	248	(17%)	(25%)
Texas	206	154	34%	(4%)	800	612	31%	1%
Colorado	39	29	34%	(2%)	167	156	7%	(32%)
Total Southwest	309	278	11%	(15%)	1,173	1,016	15%	(11%)
Florida	243	274	(11%)	(23%)	784	1,010	(22%)	(29%)
Carolinas	203	172	18%	36%	662	613	8%	12%
Total Southeast	446	446	―	(3%)	1,446	1,623	(11%)	(15%)
Total	1,154	1,110	4%	(6%)	3,989	4,020	(1%)	(11%)
_________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations of existing contracts during such period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Average number of selling communities during the period:
California	48	48	―	47	46	2%
Arizona	10	10	―	10	9	11%
Texas	42	30	40%	39	30	30%
Colorado	11	8	38%	11	7	57%
Total Southwest	63	48	31%	60	46	30%
Florida	47	41	15%	44	40	10%
Carolinas	27	31	(13%)	30	31	(3%)
Total Southeast	74	72	3%	74	71	4%
Total	185	168	10%	181	163	11%

Our monthly sales absorption rate for the 2014 third quarter was 2.1 per community, relatively flat compared to 2.2 per community for the 2013 third quarter and 2.8 per community for the 2014 second quarter (2.6 per community during the 2014 second quarter excluding the backlog we acquired in connection with our acquisition of an Austin, Texas homebuilder in June 2014).  The decrease in sales absorption rate from the 2014 second quarter to the 2014 third quarter (excluding the impact of the second quarter acquisition) was consistent with the seasonality we typically experience in our business.  Our cancellation rate for the three months ended September 30, 2014 was 19%, compared to 20% for the 2013 third quarter and 14% for the 2014 second quarter.  Our 2014 third quarter cancellation rate increased from the 2014 second quarter, but was still below the average historical cancellation rate of approximately 21% we have experienced over the last 10 years.

	At September 30,
	2014		2013		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	551	$362,388	535	$341,743	3%	6%
Arizona	119	40,433	154	50,512	(23%)	(20%)
Texas	537	258,724	358	158,863	50%	63%
Colorado	117	65,634	114	56,528	3%	16%
Total Southwest	773	364,791	626	265,903	23%	37%
Florida	522	270,797	669	250,241	(22%)	8%
Carolinas	362	128,149	335	106,261	8%	21%
Total Southeast	884	398,946	1,004	356,502	(12%)	12%
Total	2,208	$1,126,125	2,165	$964,148	2%	17%

The dollar value of our backlog as of September 30, 2014 increased 17% from the year earlier period to $1.1 billion, or 2,208 homes.  This increase in dollar value is primarily attributable to a 15% increase in our average home price in backlog, to $510 thousand as of September 30, 2014, as compared to $445 thousand at September 30, 2013.  This increase in average home price reflects the continued execution of our move-up homebuyer focused strategy and a favorable pricing environment in select markets.

	At September 30,
	2014	2013	% Change
Homesites owned and controlled:
California	9,881	9,979	(1%)
Arizona	2,173	2,291	(5%)
Texas	4,986	4,468	12%
Colorado	1,182	1,216	(3%)
Nevada	1,124	1,124	―
Total Southwest	9,465	9,099	4%
Florida	12,683	11,409	11%
Carolinas	4,278	5,156	(17%)
Total Southeast	16,961	16,565	2%
Total (including joint ventures)	36,307	35,643	2%

Homesites owned	28,937	26,936	7%
Homesites optioned or subject to contract	7,172	8,192	(12%)
Joint venture homesites (1)	198	515	(62%)
Total (including joint ventures)	36,307	35,643	2%

Homesites owned:
Raw lots	6,745	6,101	11%
Homesites under development	9,379	8,549	10%
Finished homesites	6,448	6,871	(6%)
Under construction or completed homes	3,594	3,061	17%
Held for sale	2,771	2,354	18%
Total	28,937	26,936	7%
_________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of September 30, 2014 increased 2% from the year earlier period and 3% from the 35,175 homesites owned and controlled as of December 31, 2013.  We purchased $155.7 million of land (1,377 homesites) during the 2014 third quarter, of which 37% (based on homesites) was located in California, 35% in Florida, 13% in the Carolinas, 8% in Colorado and 7% in Texas.  As of September 30, 2014, we owned or controlled 36,307 homesites, of which 23,997 were owned and actively selling or under development, 7,370 were controlled or under option, and the remaining 4,940 homesites were held for future development or for sale.

	At September 30,
	2014	2013	% Change
Homes under construction:
Homes under construction (excluding specs)	1,520	1,489	2%
Speculative homes under construction	1,030	884	17%
Total homes under construction	2,550	2,373	7%

Completed homes:
Completed and unsold homes (excluding models)	406	183	122%
Completed and under contract (excluding models)	315	213	48%
Model homes	323	292	11%
Total completed homes	1,044	688	52%

Homes under construction (excluding speculative homes) as of September 30, 2014 increased 2% compared to September 30, 2013, primarily the result of the 2% increase in homes in backlog.  Speculative homes under construction as of September 30, 2014 increased 17% over the prior year period, resulting primarily from a year over year increase in our number of active selling communities and our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2014 third quarter our mortgage financing subsidiary reported pretax income of approximately $2.5 million compared to $2.2 million in the year earlier period.  The increase was driven primarily by higher margins on loan sales and a 3% increase in the dollar volume of loans originated and sold, partially offset by a $0.2 million increase in loan loss reserve expense related to indemnification and repurchase reserves.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Total Originations:
Loans	726	716	2,016	2,155
Principal	$245,114	$226,447	$663,068	$669,440
Capture Rate	77%	78%	76%	81%

Loans Sold to Third Parties:
Loans	755	833	2,186	2,308
Principal	$253,678	$258,288	$713,716	$708,641

Mortgage Loan Origination Product Mix:
FHA loans	9%	19%	9%	19%
Other government loans (VA & USDA)	11%	17%	10%	16%
Total government loans	20%	36%	19%	35%
Conforming loans	71%	61%	74%	63%
Jumbo loans	9%	3%	7%	2%
	100%	100%	100%	100%
Loan Type:
Fixed	92%	95%	92%	97%
ARM	8%	5%	8%	3%
Credit Quality:
Avg. FICO score	751	741	752	743
Other Data:
Avg. combined LTV ratio	80%	86%	81%	85%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2014 third quarter provision for income taxes of $35.5 million primarily relates to our $92.1 million of pretax income.  As of September 30, 2014, we had a $290.1 million deferred tax asset which was offset by a valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $119.1 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $171.0 million balance of the deferred tax asset is not subject to such limitations.

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

For the nine months ended September 30, 2014, we used $258.5 million of cash in operating activities versus $126.4 million in the year earlier period.  The increase in cash used in operating activities during 2014 as compared to the prior year period was driven primarily by a $174.5 million increase in cash land purchase and development costs (excluding acquisition costs) and a 7% increase in total homes under construction at September 30, 2014 compared to September 30, 2013, partially offset by a 27% increase in homebuilding revenues.  As of September 30, 2014, our homebuilding cash balance was $52.3 million (including $37.0 million of restricted cash).

    Revolving Credit Facility. During the 2014 third quarter, we amended our unsecured revolving credit facility (the "Revolving Facility") to, among other things, increase the aggregate commitment to $450 million and extend the maturity date to July 2018.  The Revolving Facility has an accordion feature under which the commitment may be increased up to a maximum aggregate commitment of $750 million, subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  The July 2014 amendment to our Revolving Facility did not modify our existing covenant requirements.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at September 30, 2014	Covenant Requirements at September 30, 2014
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,633.8	≥	$950.4
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.13	≤	2.25
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.24	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$1.7	≥	$140.2
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.83	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$242.1	≤	$651.5
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤	$450.0
_________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)
This covenant requirement decreases to 2.00 for the period ending March 31, 2015 and thereafter.  Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.

(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At September 30, 2014, we met the condition described in clause (ii).

(5)	Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of September 30, 2014, our availability under the Revolving Facility was $450 million.

Letter of Credit Facilities.  As of September 30, 2014, we were party to five committed letter of credit facilities totaling $53 million, of which $35.1 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  In addition, as of such date, we also had $0.6 million outstanding under an uncommitted letter of credit facility.  As of September 30, 2014, these facilities were secured by cash collateral deposits of $36.2 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of September 30, 2014, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

September 30, 2014
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
    As of September 30, 2014, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at September 30, 2014	Covenant Requirements at September 30, 2014

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.31	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.63	≥	2.00

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

    Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2014, only one joint venture had bank debt outstanding, which totaled $30 million.  This joint venture bank debt was non-recourse to us.

    Secured Project Debt and Other Notes Payable.  At September 30, 2014, we had $4.7 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At September 30, 2014, we had $64.7 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of September 30, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance obligations.  At September 30, 2014, we had approximately $504.0 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $289.6 million remaining in cost to complete.

    Availability of Additional Liquidity.  Over the last several years we have focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  In the near term, so long as we are able to continue to find appropriately priced land opportunities, we plan to continue with this strategy.  To that end, we may utilize cash generated from our operating activities, our untapped $450 million revolving credit facility (including through the exercise of the accordion feature which would allow the facility be increased up to $750 million, subject to the availability of additional capital commitments and certain other conditions) and the debt and equity capital markets to finance these activities.

    It is important to note, however, that the availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change.  There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources.  A weakening of our financial condition, including in particular, a material increase in our leverage or a decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

    Dividends & Stock Repurchases.  We did not pay dividends or repurchase capital stock during the three months ended September 30, 2014.  On October 27, 2014, our Board of Directors authorized a $100 million stock repurchase plan. As of the date hereof, no shares have been repurchased under the plan.

    Leverage.  Our homebuilding debt to total book capitalization as of September 30, 2014 was 52.9% and our adjusted net homebuilding debt to adjusted total book capitalization was 52.2%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended September 30, 2014 and 2013 was 3.9x and 5.8x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 3.8x and 4.6x, respectively (please see page 26 for the reconciliation of net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2014, we had non-refundable cash deposits outstanding of approximately $41.3 million and capitalized pre-acquisition and other development and construction costs of approximately $7.7 million relating to land purchase and option contracts having a total remaining purchase price of approximately $439.2 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2015.  At September 30, 2014, we had $0.1 million of joint venture surety bonds outstanding subject to indemnity arrangements by us related to one project which was substantially complete as of such date.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2014.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of September 30, 2014, Standard Pacific Mortgage had approximately $69.0 million in closed mortgage loans held for sale and $98.9 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and our sources of funds relating thereto;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	litigation outcomes and related costs;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

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

•	the amount of, and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing;
•	our ability to generate cash, including to service our debt;
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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

Not applicable.

ITEM 6.                  EXHIBITS

+*10.1	Description of CEO compensation changes, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2014.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)  Previously filed.
(+) Management contract, compensation plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STANDARD PACIFIC CORP.
                                            (Registrant)

Dated: October 31, 2014	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: October 31, 2014	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)