Form 10-K
period 2014-12-31
STANDARD PACIFIC CORP /DE/
filed 2015-02-23
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(949) 789-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value (and accompanying Preferred Share Purchase Rights)	New York Stock Exchange
6¼% Senior Notes due 2021 (and related guarantees)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,263,712,027.
As of February 20, 2015, there were 272,405,931 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

STANDARD PACIFIC CORP.

i

STANDARD PACIFIC CORP.

PART I

ITEM 1.	BUSINESS

Standard Pacific Homes has been building communities since 1965.  Our geographically diversified business spans many of the nation's largest housing markets, including major metropolitan markets in California, Florida, the Carolinas, Texas, Arizona, and Colorado.  While we construct homes within a wide range of price and size, we have increased our emphasis in recent years on the move-up market.  We believe that our well built and innovatively designed homes, located in desirable communities, and our focus on providing an outstanding customer experience, make Standard Pacific Homes particularly attractive to the move-up homebuyer.
The percentage of our homes delivered by state and product mix for the year ended December 31, 2014 were as follows:
State	Percentage of Deliveries
California	36%
Florida	21
Texas	17
Carolinas	16
Arizona	5
Colorado	5
Total	100%

Product Mix	Percentage of Deliveries
Move-up / Luxury	76%
Entry-level	21
Active adult	3
Total	100%
The average selling prices of our homes delivered by state for the year ended December 31, 2014 were as follows:

State	Average Selling Price
(Dollars in thousands)
California	$638
Florida	$378
Texas	$453
Carolinas	$324
Arizona	$332
Colorado	$510

Homebuilding Operations
We have been building beautiful, high-quality homes and neighborhoods since our founding in Southern California in 1965.  With a trusted reputation for quality craftsmanship, an outstanding customer experience and exceptional architectural design, we utilize our decades of land acquisition, development and homebuilding expertise to successfully navigate today's complex landscape to acquire and build desirable communities in locations that meet the high expectations of our targeted move-up homebuyers.  We currently build homes in 25 markets through a total of 15 operating divisions.  Our homes sizes typically range from approximately 1,500 to 3,500 square feet, although we have built homes from 1,100 to over 6,000 square feet.  Sales prices generally range from approximately $165,000 to over $1 million.  At December 31, 2014, we owned or controlled 35,430 homesites (including joint ventures) and had 192 active selling communities.  For the year ended December 31, 2014, approximately 81% of our deliveries were single-family detached homes.  The remainder of our deliveries were single-family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.
We customize our home designs to meet the specific needs of each particular market and its customers' preferences. These preferences are reflected in every aspect of our community sales and marketing, including community locations, exterior styles, and model home merchandising.

Mortgage Operations

We have a mortgage financing subsidiary that provided financing to 77% of our homebuyers who chose to finance their home purchases during 2014.  Staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, our mortgage operations benefit our homebuyers by offering a dependable source of competitively priced financing that is seamlessly integrated into our sales and home close process.  Our mortgage operations also complement our homebuilding operations by making the timing of our new home deliveries more predictable. The loans funded by our mortgage subsidiary are generally sold in the secondary mortgage market.

Strategy

During the national recession, as many builders chose to refocus their businesses on lower priced homes, we elected a different strategy. With significant competition at lower price points from new homebuilders and re-sale homes, including short-sales and foreclosures, we decided to leverage our 50 years of experience in the move-up market to significantly expand our new home offerings at higher price points.  We believe homebuyers at these higher price points ("move-up homebuyers") are more likely to value and pay for the quality construction and industry leading customer service experience that are the hallmarks of Standard Pacific Homes.

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

Dollar Value of Backlog

The dollar value of our backlog as of December 31, 2014 was $916.4 million, or 1,711 homes.  We expect all of our backlog at December 31, 2014 to be converted to deliveries and revenues during 2015, net of cancellations.
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
Our homes are sold pursuant to written sales contracts that usually require the homebuyer to make a cash deposit.  We sell both pre-built and to-be-built homes.  For the to-be-built homes sold prior to construction, homebuyers have the opportunity to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some alternative room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel their contract if they are unable to sell their existing homes or if certain other conditions are not met. A buyer's liability for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer's cash deposit to the Company, although some states provide for more limited remedies.
Seasonality and Longer Term Cycles

          Our homebuilding operations have historically experienced seasonal fluctuations. We typically experience the highest new home order activity in the spring and summer months, although new order activity is highly dependent on the number of active selling communities and the timing of new community openings as well as other market factors. Because it typically takes us four to six months to construct a new home, we typically deliver a greater number of homes in the second half of the calendar year as spring and early summer orders are converted to home deliveries. As a result, our revenues and cash flows (exclusive of the amount and timing of land purchases) from homebuilding operations are generally higher in the second half of the calendar year, particularly in the fourth quarter.

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

          We believe we were at or near the bottom of the current cycle for the several years prior to 2012 and, as such, made substantial investments in land.  We plan to continue to make substantial investments in land, which is likely to utilize a significant portion of our cash resources, so long as we believe that such investments will yield results that meet our investment criteria.

Competitive Conditions in the Business

          The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. While we compete with other residential construction companies for customers, we also compete with the resale of existing homes and rental properties.  In addition, we compete with some larger competitors who, because of their scale, may have lower costs of capital, labor, materials and overhead.  Their size and favorable cost structures may provide them with an advantage as we compete for customers, land, materials and labor.

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

          We also utilize joint ventures and option arrangements with land sellers, other builders and developers as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, leveraging our capital base and managing the financial and market risk associated with land holdings.  In addition to equity contributions made by us and our partners, our joint ventures typically will obtain secured project specific financing to fund the acquisition of land and development and construction costs.  For more detailed discussion of our current joint venture arrangements please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements".

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

We act as a general contractor with our supervisory employees coordinating most of the development and construction work on a project.  Independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and home design, and subcontractors are engaged to perform all of the physical development and construction work.  Although the construction time for our homes varies from project to project depending on geographic region, the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we typically complete the construction of a home in approximately four to six months, with a current average cycle time of approximately five months.

Sources and Availability of Raw Materials

We, either directly or indirectly through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home.  While these materials are generally widely available from a variety of sources, from time to time we experience serious material shortages on a localized basis, particularly during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures and during periods of robust sales activity when there is high demand for construction materials.  During these periods, the prices for these materials can substantially increase and our construction process can be slowed.

Government Regulation

     For a discussion of the impact of government regulations on our business, including the impact of environmental regulations, please see the risk factors included under the heading "Regulatory Risks" in the Risk Factors section.

Financial Services

Customer Financing

     As part of our ongoing operations, we provide mortgage loans to many of our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage's principal sources of revenue are fees generated from loan originations, net gains on the sale of loans and net interest income earned on loans during the period we hold them prior to sale.  In addition to being a source of revenues, our mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, all of which help to make our new home deliveries more predictable.

We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay the gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the loan purchaser's underwriting guidelines are not met or there is fraud in connection with the loan.  As of December 31, 2014, we had incurred an aggregate of $10.8 million in losses related to loan repurchases and make-whole payments we had been required to make on the $9.0 billion total dollar value of the loans we originated in the 2004-2014 period.  We record allowances for loan related claims when we determine it is appropriate to do so.  However, if we are required to make a materially higher number of make-whole payments and/or loan repurchases than we anticipate or if losses are more severe than predicted, current allowances might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity.
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
Title Services

     In Texas and Florida, we act as a title insurance agent performing title examination services for our homebuyers through our title services subsidiary.

Employees

     At December 31, 2014, we had approximately 1,250 employees, up from approximately 1,115 employees at the prior year end.  Of our employees at the end of 2014, approximately 335 were executive, administrative and clerical personnel, 410 were sales and marketing personnel, 340 were involved in construction and project management, 85 were involved in new home warranty, and 80 worked in the mortgage operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.  We believe that our relations with our employees and subcontractors are good.

Business Segment Financial Data

For business segment financial data, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as Note 3 to our consolidated financial statements.

Availability of Reports

This annual report on Form 10-K and each of our subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, are available free of charge on our website, www.standardpacifichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The information contained on our website is not incorporated by reference into this report and should not be considered part of this report.  In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.

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
The risk of owning developed and undeveloped land can be substantial for us. Our strategy calls for us to continue to invest a substantial portion of our cash in land. Our execution of this strategy has significantly increased the amount of land we hold. The market value of the undeveloped land, buildable lots and housing inventories we hold can fluctuate significantly as a result of changing economic and market conditions. During the national recession, we experienced negative economic and market conditions that resulted in the impairment of a significant number of our land positions and write-offs of some of our land option deposits. If economic or market conditions deteriorate in the future, we may have to impair our land holdings and projects, write down our investments in unconsolidated joint ventures, write off option deposits, sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs (such as property taxes and interest) can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in poorly performing projects or markets. As we increase the amount of land we hold, we also increase our exposure to the risks associated with owning land, which means that if economic and market conditions were to deteriorate, it could have a significantly greater adverse impact on our financial condition.
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
We generate approximately 50% of our revenue and a significant amount of our profits from, and hold over 43% of the dollar value of our real estate inventory in, California. During the national recession, land values, the demand for new homes and home prices declined substantially in California, negatively impacting our profitability and financial position.  Our profitability and financial position could be adversely impacted if conditions in California deteriorate.
Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.
The majority of our homebuyers finance their purchases through Standard Pacific Mortgage or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. While interest rates remain near historic lows, many lenders have significantly tightened their underwriting standards, are requiring higher credit scores, substantial down payments, increased cash reserves, and have eliminated or significantly limited many subprime and other alternative mortgage products, which are important to sales in many of our markets, particularly California. The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities, which are directly impacted by the federal government's decisions regarding its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary market. If the availability and cost of mortgage financing deteriorates, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which could adversely affect our operating results and profitability.
The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.
The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. We also compete with the resale of existing homes and rental properties.  In addition, we compete with some larger competitors who, because of their scale, may have lower costs of capital, labor, materials and overhead.  Their size and favorable cost structures may provide them with an advantage as we compete for customers, land, materials and labor.

Adverse economic conditions negatively impact the demand for homes.  A negative change in economic conditions could have adverse effects on our operating results and financial condition.

The homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. From approximately 2007 to 2011, the national recession, credit market disruption, high unemployment levels, the absence of home price stability, and the decreased availability of mortgage financing, among other factors, adversely impacted the homebuilding industry and our operations and financial condition.  Although the housing market has recovered in most of the geographies in which we operate, if market conditions deteriorate, our results of operations and financial condition could be adversely impacted.

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
From time-to-time, we purchase land parcels with longer-term time horizons when we believe market conditions provide an opportunity to purchase this land at acceptable prices.  We plan to continue to invest a substantial portion of our cash in land, including in larger land parcels with longer holding periods that will require significant development operations. This strategy is subject to a number of risks. It is difficult to accurately forecast development costs and sales prices the longer the time horizon for a project and, with a longer time horizon, there is a greater chance that unanticipated development cost increases, changes in general market conditions and other adverse unanticipated changes could negatively impact the profitability of a project. In addition, larger land parcels are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted. In addition, the acquisition of land with a longer term development horizon historically has not been a significant focus of our business in many of our markets outside California and may therefore be subject to greater execution risk.
Labor and material shortages and price fluctuations could delay or increase the cost of home construction and reduce our sales and earnings.
The residential construction industry experiences serious labor and material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of material may also be adversely affected during periods of shortage or high inflation. The cost of labor may be adversely affected by shortages of qualified tradespeople such as carpenters, roofers, electricians and plumbers, changes in laws relating to union activity and changes in immigration laws and trends in labor migration.  During the national recession, a large number of qualified tradespeople went out of business or otherwise exited our markets. The reduction in available tradespeople is currently exacerbating labor shortages as demand for new housing has increased. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results and profitability.
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
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectable or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and as a result our ability to seek indemnity for insured claims is significantly limited), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Additionally, the coverage offered by and availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted, become more costly or even unavailable.
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
A major safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers, which in turn could have a material adverse effect on our business, financial condition and operating results.
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
While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met or there is fraud in connection with the loan. As of December 31, 2014, our mortgage subsidiary had incurred an aggregate of $10.8 million in losses related to loan repurchases and make-whole payments it had been required to make on the $9.0 billion total dollar value of the loans it originated from the beginning of

2004 through the end of 2014.  It is possible that our mortgage subsidiary will be required to make a materially higher number of make-whole payments and/or repurchases in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to make make-whole payments or repurchases. Further, such make-whole payments could have a higher severity than previously experienced. In such cases our current allowances might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity, which could harm our financial condition and results of operations.
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
We may from time to time acquire other homebuilders or related businesses. Successful acquisitions require us to correctly identify appropriate acquisition candidates and to integrate acquired operations and management with our own. Should we make an error in judgment when identifying an acquisition candidate, should the acquired operations not perform as anticipated, or should we fail to successfully integrate acquired operations and management, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including the diversion of the attention of our management and corporate staff from operating our existing business, potential charges to earnings in the event of any write-down or write-off of goodwill and other assets recorded in connection with acquisitions and exposure to the acquired company's pre-existing liabilities. We can give no assurance that we will be able to successfully identify, complete and integrate acquisitions.
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
Negative publicity could adversely affect our reputation and our business, financial results and stock price.
Unfavorable media related to our industry, company, brand, personnel, operations, business performance, or prospects may impact our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, and blogs. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

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
There is a variety of energy related legislation being considered for enactment around the world. For instance, the federal congress considered an array of energy related initiatives, from carbon "cap and trade" to a federal energy efficiency building code that would increase energy efficiency requirements for new homes between 30 and 50 percent. If all or part of this proposed legislation, or similar legislation, were to be enacted, the cost of home construction could increase significantly, which in turn could reduce our sales and/or profitability.
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
The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Changes in regulation have negatively impacted the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, recent changes and proposed changes to the Federal Housing Administration's rules to require increased Borrower FICO scores, increased down payment amounts, and limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

Changes to tax laws could make homeownership more expensive.
Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual's federal, and in many cases, state, taxable income. If the federal or state governments were to change applicable tax law to eliminate or reduce these benefits for all or certain classes of taxpayers, the after-tax cost of owning a home could increase significantly. This would harm our future sales and earnings.
States, cities and counties in which we operate may adopt slow growth or no growth initiatives reducing our ability or increasing our costs to build in these areas, which could harm our future sales and earnings.
Several states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various "slow growth" or "no growth" initiatives and other ballot measures that could negatively impact the land we own as well as the availability of additional land and building opportunities within those localities. Approval of slow or no growth measures would increase the cost of land and reduce our ability to open new home communities and to build and sell homes in the affected markets and would create additional costs and administrative requirements, which in turn could harm our future sales and earnings.

Financing Risks

We may need additional funds, and if we are unable to obtain these funds, we may not be able to operate our business as planned.
Our operations require significant amounts of cash. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have a $450 million unsecured revolving credit facility designed to provide us with an additional source of liquidity to meet short-term cash needs, our ability and capacity to borrow under the facility is limited by our ability to meet the covenants of the facility.
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
Our debt instruments impose restrictions on our operations, financing, investments and other activities. For example, our outstanding 2016 notes prohibit us from incurring additional debt, except for limited categories of indebtedness (including up to $1.1 billion in bank credit facility debt), if we do not satisfy either a maximum leverage ratio or a minimum interest coverage ratio. The 2016 notes also limit our ability to make restricted payments (including dividends, stock repurchases, distributions on stock and contributions to joint ventures), prohibiting such payments unless we satisfy one of the ratio requirements for the incurrence of additional debt and comply with a basket limitation (as defined in the indenture). As of December 31, 2014, we were able to satisfy the conditions necessary to incur additional debt and to make restricted payments. However, we have in the past been unable to satisfy these conditions and there can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to satisfy these conditions in the future, we will be precluded from incurring additional borrowings, subject to certain exceptions, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations and prevent us from fulfilling our obligations under our debt instruments.
We currently have a substantial amount of debt. As of December 31, 2014, the principal amount of our homebuilding debt outstanding was approximately $2,142.5 million, $30.5 million of which matures in 2015, $282.4 million of which matures between 2016 and 2017, $576.6 million of which matures between 2018 and 2019 and $1,253.0 million of which matures between 2020 and 2032.  In addition, the instruments governing our debt permit us to incur significant additional debt.  Our existing debt and any additional debt we incur could:
•	make it more difficult for us to satisfy our obligations under our existing debt instruments;
•	increase our vulnerability to general adverse economic and industry conditions;
•
limit our ability to obtain additional financing to fund land acquisitions and construction and development activities, particularly when the availability of financing in the capital markets is limited;

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
In addition, our 1¼% Convertible Senior Notes due 2032 (the "Convertible Notes") entitle holders to require us to repurchase their notes at a price of 100% of the principal amount, plus accrued and unpaid interest, on August 1, 2017, 2022 or 2027, or in the event of a fundamental change (as defined in the indenture governing the Convertible Notes).  If we do not have sufficient funds to repurchase notes when we are required to do so, or if instruments governing debt we have incurred prohibit us from using cash or other assets for that purpose, we might be unable to meet our obligations. Our failure to repurchase the Convertible Notes at a time when their repurchase is required by the indenture would constitute a default under the indenture.  A default under the Convertible Notes indenture, or the fundamental change itself, could also lead to a default under other debt securities we have issued or could cause borrowings we have incurred to become due.  If the repayment of a substantial amount of indebtedness were to be accelerated after any applicable notice or grace period, we might not have sufficient funds to repay the indebtedness and repurchase the notes.
We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.
We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2014, we had an aggregate of $50.1 million invested in these joint ventures, of which only one joint venture had $30 million of project specific debt outstanding.  This joint venture debt is non-recourse to us.
While these joint ventures provide us with a means of accessing larger and/or more desirable land parcels and lot positions, they are subject to a number of risks, including the following:
•
Restricted Payment Risk.    Our 2016 notes prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either a maximum leverage condition or a minimum interest coverage condition and when making such a payment will cause us to exceed a basket limitation. As a result, when we are unable to meet these conditions, payments to satisfy our joint venture obligations must be made through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture's ability to carryout its operations or strategy which could impair the value of our investment in the joint venture.

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

•
Contribution Risk.    Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share. While in most instances we would be able to exercise remedies available under the applicable joint venture documentation if a partner fails to contribute its proportional share of capital, our partner's financial condition may preclude any meaningful cash recovery on the obligation.

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

•
Partner Dispute.    If we have a dispute with one of our joint venture partners and are unable to resolve it, a buy-sell provision in the applicable joint venture agreement could be triggered or we may otherwise pursue a negotiated settlement involving the unwinding of the venture and it is possible that litigation between us and our partner(s) could result. In such cases, we may sell our interest to our partner or purchase our partner's interest. If we sell our interest, we will forgo the profit we would have otherwise earned with respect to the joint venture project and may be required to forfeit our invested capital and/or pay our partner to release us from our joint venture obligations. If we are required to purchase our partner's interest, we will be required to fund this purchase, as well as the completion of the project, with corporate level capital and to consolidate the joint venture project onto our balance sheet, which could, among other things, adversely impact our liquidity, our leverage and other financial conditions or covenants.

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
As of December 31, 2014, MP CA Homes LLC held 49% of the voting power of our voting stock. Pursuant to the stockholders' agreement that we entered into with MP CA Homes LLC on June 27, 2008, MP CA Homes LLC is entitled to designate a number of directors to serve on our Board of Directors as is proportionate to the total voting power of its voting stock (up to one less than a majority), and is entitled to designate at least one MP CA Homes LLC designated director to each committee of the board (subject to limited exceptions), giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors and its committees. In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders. In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.
Our charter, bylaws, stockholders' rights agreement and debt covenants could prevent a third party from acquiring us or limit the price that investors might be willing to pay for shares of our common stock.
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
We also have a stockholders' rights agreement that could make it difficult to acquire us without the approval of our Board of Directors. Our stockholders' rights agreement has been filed with and is publicly available at or from the SEC; see Part IV, Item 15.

In addition, some of our debt covenants contained in the indentures for our outstanding public notes and our revolving credit facility may delay or prevent a change in control. Our outstanding notes contain change of control provisions that give the holders of our outstanding notes the right to require us to purchase the notes upon a change in control triggering event at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.  In addition, a change of control is an event of default under our revolving credit facility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We also lease our corporate headquarters, which is located in Irvine, California.  The lease on this facility, which also includes offices for our Orange County division, consists of approximately 39,000 square feet and expires in August 2016.  We lease approximately 21 other properties for our other division offices, mortgage operations and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.	LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

Our executive officers' ages, positions and brief accounts of their business experience as of February 20, 2015, are set forth below.

Name	Age	Position
Scott D. Stowell	57	Chief Executive Officer and President
Jeff J. McCall	43	Executive Vice President and Chief Financial Officer
John P. Babel	43	Executive Vice President, General Counsel and Secretary
Wendy L. Marlett	51	Chief Marketing Officer and Executive Vice President

Scott D. Stowell has served as Chief Executive Officer since January 2012 and President since March 2011.  Prior to that, Mr. Stowell served as Chief Operating Officer from May 2007 to March 2011.  Mr. Stowell joined the Company in 1986 as a project manager.  Since March 2014, Mr. Stowell has also served as a member of the Board of Directors of Pacific Mutual Holding Company.

Jeff J. McCall has served as Executive Vice President and Chief Financial Officer since June 2011.  Prior to joining the Company, Mr. McCall was Chief Financial Officer – Americas at Regus plc, the world's largest provider of serviced offices, from August 2004 to May 2011.  From December 2003 to August 2004 Mr. McCall served as Chief Financial Officer and Executive Vice President of HQ Global Workplaces, Inc., which was acquired by Regus plc in August 2004.  From 1998 to 2003, Mr. McCall was Principal at Casas, Benjamin & White LLC, a leading boutique advisory services firm specializing in middle market mergers, acquisitions, divestitures, restructuring, and private equity investments.

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

Our shares of common stock are listed on the New York Stock Exchange under the symbol "SPF."  The following table sets forth, for the fiscal quarters indicated, the reported high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and the common dividends paid per share.

	Year Ended December 31,
	2014				2013
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$9.20	$7.95	$	―	$9.18	$7.33	$	―
June 30	8.75	7.55		―	9.97	7.62		―
September 30	8.81	7.45		―	8.89	7.03		―
December 31	8.17	6.86		―	9.13	7.15		―

For further information on our dividend policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

As of February 20, 2015, the number of record holders of our common stock was 1,266.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2014, we repurchased the following shares under our repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs (1)	Programs (1)
October 1, 2014 to October 31, 2014	―	―	―	$100,000,000
November 1, 2014 to November 30, 2014	2,740,900	$7.37	2,740,900	$79,800,809
December 1, 2014 to December 31, 2014	2,299,100	$7.17	2,299,100	$63,320,258
Total	5,040,000		5,040,000
________________
(1)
On October 28, 2014, we announced that our Board of Directors authorized the repurchase of up to $100 million of our common stock. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

We do not intend to declare cash dividends in the near future. We plan to retain our earnings to finance the continuing development of the business.  Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, compliance with Delaware law, certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.  Our senior note indentures and revolving credit facility (other than our convertible senior note indenture) contain restrictions on the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and Notes 6.b. and 6.c. of the accompanying consolidated financial statements.

The following graph shows a five-year comparison of cumulative total returns to stockholders of the Company, as compared with the Standard & Poor's 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.  The graph assumes reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Stockholders' Return
Among Standard Pacific Corp., The Standard & Poor's 500 Composite Stock Index and
the Dow Jones Industry Group-U.S. Home Construction Index

      The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company's common stock closing price on December 31, 2014 was $7.29 per share.  The stock price performance of the Company's common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$2,411,178	$1,914,609	$1,236,958	$882,993	$912,418
Financial Services	24,119	24,910	21,300	10,907	12,456
Total revenues	$2,435,297	$1,939,519	$1,258,258	$893,900	$924,874

Pretax income (loss):
Homebuilding (1)	$340,121	$246,269	$67,645	$(18,156)	$(14,001)
Financial Services	9,843	11,429	10,542	1,683	1,720
Pretax income (loss)	$349,964	$257,698	$78,187	$(16,473)	$(12,281)

Net income (loss) (2)	$215,865	$188,715	$531,421	$(16,417)	$(11,724)

Basic income (loss) per common share	$0.59	$0.52	$1.52	$(0.05)	$(0.05)

Diluted income (loss) per common share	$0.54	$0.47	$1.44	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic	278,687,740	253,118,247	201,953,799	193,909,714	105,202,857
Diluted	316,285,412	291,173,953	220,518,897	193,909,714	105,202,857

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	87,812,786	110,826,557	147,812,786	147,812,786	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	404,098,198	402,000,510	368,331,683	341,722,500	253,015,643

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)	$218,650	$376,949	$366,808	$438,157	$748,754
Inventories owned	$3,255,204	$2,536,102	$1,971,418	$1,477,239	$1,181,697
Total assets	$4,174,420	$3,662,105	$3,113,074	$2,200,383	$2,133,123
Homebuilding debt	$2,136,082	$1,839,595	$1,542,018	$1,324,948	$1,320,254
Financial services debt	$89,413	$100,867	$92,159	$46,808	$30,344
Stockholders' equity	$1,676,688	$1,468,960	$1,255,816	$623,754	$621,862
Stockholders' equity per common share (3)	$6.09	$5.29	$5.89	$3.20	$3.23
Pro forma stockholders' equity per common share (4)	$4.62	$4.02	$3.48	$1.82	$1.83

Operating Data (excluding unconsolidated joint ventures):
Deliveries	4,956	4,602	3,291	2,528	2,646
Average selling price	$478	$413	$362	$349	$343
Net new orders (homes)	4,967	4,898	4,014	2,795	2,461
Backlog (homes)	1,711	1,700	1,404	681	414
Average active selling communities	182	166	155	152	130
________________
(1)	Homebuilding pretax income (loss) for 2011 and 2010 includes pretax impairment charges totaling $13.2 million and $2.3 million, respectively.
(2)	Net income for 2012 includes a $454 million income tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.
(3)
At December 31, 2011 and 2010, common shares outstanding exclude 3.9 million shares issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007.  On October 11, 2012, the remaining 3.9 million shares outstanding under the share lending facility were returned to us and no shares under the share lending facility remain outstanding.  In addition, at December 31, 2012, 2011 and 2010, common shares outstanding exclude 147.8 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC ("MP CA Homes").  On May 20, 2013, MP CA Homes converted 183,000 shares of our preferred stock into 60 million shares of our common stock.  As a result, at December 31, 2014 and 2013, common shares outstanding exclude 87.8 million common equivalent shares issuable upon conversion of preferred shares outstanding.

(4)
At December 31, 2012, 2011 and 2010, pro forma common shares outstanding include 147.8 million common equivalent shares issuable upon conversion of preferred shares outstanding.  As a result of the conversion of preferred shares by MP CA Homes described above, at December 31, 2014 and 2013, pro forma common shares outstanding include 87.8 million common equivalent shares issuable upon conversion of preferred shares outstanding.  In addition, at December 31, 2011 and 2010, pro forma common shares outstanding exclude 3.9 million shares issued under the share lending facility related to our 6% convertible senior subordinated notes.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
Selected Financial Information

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,366,754	$1,898,989	$1,190,252
Land sale revenues	44,424	15,620	46,706
Total revenues	2,411,178	1,914,609	1,236,958
Cost of home sales	(1,748,954)	(1,431,797)	(946,630)
Cost of land sales	(43,841)	(13,616)	(46,654)
Total cost of sales	(1,792,795)	(1,445,413)	(993,284)
Gross margin	618,383	469,196	243,674
Gross margin percentage	25.6%	24.5%	19.7%
Selling, general and administrative expenses	(275,861)	(230,691)	(172,207)
Income (loss) from unconsolidated joint ventures	(668)	949	(2,090)
Interest expense	―	―	(6,396)
Other income (expense)	(1,733)	6,815	4,664
Homebuilding pretax income	340,121	246,269	67,645
Financial Services:
Revenues	24,119	24,910	21,300
Expenses	(15,245)	(14,159)	(11,062)
Other income	969	678	304
Financial services pretax income	9,843	11,429	10,542
Income before taxes	349,964	257,698	78,187
(Provision) benefit for income taxes	(134,099)	(68,983)	453,234
Net income	215,865	188,715	531,421
Less: Net income allocated to preferred shareholder	(51,650)	(57,386)	(224,408)
Less: Net income allocated to unvested restricted stock	(297)	(265)	(410)
Net income available to common stockholders	$163,918	$131,064	$306,603

Income per common share:
Basic	$0.59	$0.52	$1.52
Diluted	$0.54	$0.47	$1.44

Weighted average common shares outstanding:
Basic	278,687,740	253,118,247	201,953,799
Diluted	316,285,412	291,173,953	220,518,897

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	87,812,786	110,826,557	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	404,098,198	402,000,510	368,331,683

Net cash provided by (used in) operating activities	$(362,397)	$(154,216)	$(283,116)
Net cash provided by (used in) investing activities	$(31,020)	$(143,857)	$(105,205)
Net cash provided by (used in) financing activities	$242,519	$314,809	$324,354
Adjusted Homebuilding EBITDA (1)	$480,004	$383,621	$193,903
________________
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

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(362,397)	$(154,216)	$(283,116)
Add:
Provision (benefit) for income taxes	134,099	68,983	(453,234)
Deferred income tax benefit (provision)	(98,998)	(84,214)	454,000
Homebuilding interest amortized to cost of sales and interest expense	123,112	121,778	110,298
Excess tax benefits from share-based payment arrangements	13,404	―	―
Less:
Income from financial services subsidiary	8,874	10,751	10,238
Depreciation and amortization from financial services subsidiary	138	121	108
Loss on disposal of property and equipment	11	17	37
Net changes in operating assets and liabilities:
Trade and other receivables	4,777	3,244	(801)
Mortgage loans held for sale	52,838	2,543	46,339
Inventories-owned	642,008	415,312	315,639
Inventories-not owned	33,027	43,319	31,551
Other assets	(9,306)	(965)	(2,618)
Accounts payable	(9,314)	(13,325)	(4,617)
Accrued liabilities	(34,223)	(7,949)	(9,155)
Adjusted Homebuilding EBITDA	$480,004	$383,621	$193,903

Overview

We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  The continued execution of our move-up strategy, coupled with the lift we experienced from improved market conditions, drove the strong financial performance we achieved in 2014, the third most profitable year in the Company's 50-year history, with full year pretax income, home sale revenues and backlog value up 36%, 25% and 14%, respectively.  We reported net income of $215.9 million, or $0.54 per diluted share, for 2014, compared to net income of $188.7 million, or $0.47 per diluted share for 2013 (2013 net income included the aggregate income tax benefit of $30.6 million related primarily to the partial reversal of our deferred tax asset valuation allowance and the reversal of our liability for unrecognized tax benefits during the year), and net income of $531.4 million, or $1.44 per diluted share, for 2012 (2012 net income included the $454 million tax benefit we received in 2012 from the reversal of a significant portion of our deferred tax asset valuation allowance).  Homebuilding pretax income for 2014 was $340.1 million, compared to $246.3 million in 2013 and $67.6 million in 2012.  Our gross margin from home sales rose to 26.1% for 2014, a 150 basis point increase compared to 2013 and our operating margin from home sales for 2014 was 14.4%, a 190 basis point increase compared to 2013.

We ended 2014 with $218.7 million of homebuilding cash (including $38.2 million of restricted cash), compared to $376.9 million (including $21.5 million of restricted cash) at the end of the prior year.  Net cash used in operating activities during 2014 was $362.4 million compared to $154.2 million in 2013.  The higher level of cash used in operating activities for 2014 as compared to the prior year was driven primarily by a $216.5 million increase in cash land purchase and development costs, partially offset by a 26% increase in homebuilding revenues.  Cash flows from financing activities for 2014 included $296 million of net proceeds from a senior notes offering during the 2014 fourth quarter.  In July 2014, we amended our revolving credit facility to, among other things, increase the aggregate commitment to $450 million, expand the accordion feature to permit the aggregate commitment to be increased to a maximum amount of $750 million, subject to the Company's future needs and the availability of additional bank capacity, and extend the maturity date to July 2018.

Homebuilding

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$1,154,847	15%	$1,006,572	44%	$699,672
Southwest	583,555	42%	411,967	66%	248,421
Southeast	672,776	36%	496,070	72%	288,865
Total homebuilding revenues	$2,411,178	26%	$1,914,609	55%	$1,236,958

Homebuilding pretax income:
California	$215,259	31%	$164,805	254%	$46,491
Southwest	58,630	37%	42,792	233%	12,852
Southeast	66,232	71%	38,672	366%	8,302
Total homebuilding pretax income	$340,121	38%	$246,269	264%	$67,645

Homebuilding pretax income as a percentage of homebuilding revenues:
California	18.6%	2.2%	16.4%	9.8%	6.6%
Southwest	10.0%	(0.4%)	10.4%	5.2%	5.2%
Southeast	9.8%	2.0%	7.8%	4.9%	2.9%
Total homebuilding pretax income percentage	14.1%	1.2%	12.9%	7.4%	5.5%

	As of December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Total Assets:
California	$1,542,584	14.7%	$1,344,605	12.8%	$1,192,249
Southwest	826,489	28.8%	641,711	29.1%	496,902
Southeast	1,060,343	34.9%	785,988	79.4%	438,122
Corporate	517,701	(30.1%)	740,950	(12.1%)	842,705
Total homebuilding	3,947,117	12.3%	3,513,254	18.3%	2,969,978
Financial services	227,303	52.7%	148,851	4.0%	143,096
Total Assets	$4,174,420	14.0%	$3,662,105	17.6%	$3,113,074

     For 2014, we generated homebuilding pretax income of $340.1 million compared to $246.3 million in 2013.  This improvement was primarily the result of a 25% increase in home sale revenues, an increase in gross margin from home sales and the operating leverage inherent in our business.  The improvement in our financial performance in 2014 compared to 2013 was realized across all three of our reportable segments.

For 2013, we generated homebuilding pretax income of $246.3 million compared to $67.6 million in 2012.  This improvement was primarily the result of a 60% increase in home sale revenues, an increase in gross margin from home sales, a $6.4 million decrease in interest expense and the operating leverage inherent in our business. The improvement in our financial performance in 2013 compared to 2012 was realized across all three of our reportable segments.

Revenues

Homebuilding revenues for 2014 increased 26% from 2013 as a result of an 8% increase in new home deliveries, a 16% increase in our consolidated average home price to $478 thousand and a $28.8 million increase in land sale revenues.  Homebuilding revenues for 2013 increased 55% from 2012 as a result of a 40% increase in new home deliveries and a 14% increase in our consolidated average home price to $413 thousand, partially offset by a $31.1 million decrease in land sale revenues.

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
New homes delivered:
California	1,759	(0%)	1,762	35%	1,304
Arizona	267	3%	258	4%	247
Texas	826	23%	669	42%	472
Colorado	233	39%	168	47%	114
Nevada	―	―	―	(100%)	9
Total Southwest	1,326	21%	1,095	30%	842
Florida	1,057	3%	1,027	77%	581
Carolinas	814	13%	718	27%	564
Total Southeast	1,871	7%	1,745	52%	1,145
Total	4,956	8%	4,602	40%	3,291

     New home deliveries increased 8% in 2014 as compared to the prior year, primarily as a result of a 21% increase in the number of homes in backlog at the beginning of the year as compared to the year earlier period and a 10% increase in average active selling communities throughout 2014 compared to 2013.  These increases were driven largely by a 21% increase in deliveries from the Company's Southwest region as a result of a 41% increase in the number of homes in backlog at the beginning of the year as compared to the year earlier period, and where average active selling communities grew 27%.  New home deliveries increased 40% in 2013 as compared to 2012, driven largely by a 106% increase in the number of homes in backlog at the beginning of 2013 as compared to the beginning of 2012 and a 22% increase in net new orders, partially offset by a decrease in speculative homes sold and closed during the year.

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$638	13%	$565	12%	$506
Arizona	332	19%	280	31%	213
Texas	453	15%	393	24%	318
Colorado	510	13%	450	16%	388
Nevada	―	―	―	―	192
Total Southwest	438	17%	375	27%	295
Florida	378	35%	279	13%	247
Carolinas	324	12%	289	17%	247
Total Southeast	354	25%	283	15%	247
Total	$478	16%	$413	14%	$362

During 2014, our consolidated average home price increased 16% to $478 thousand as compared to $413 thousand for 2013.  This increase was largely due to higher average home prices within the majority of our markets, a shift to more move-up product and a decrease in the use of sales incentives.  During 2013, our consolidated average home price increased 14% to $413 thousand as compared to $362 thousand for 2012.  This increase was largely due to higher average home prices within the majority of our markets and a decrease in the use of sales incentives.

Gross Margin

Our 2014 gross margin percentage from home sales was 26.1%, up 150 basis points from 24.6% in 2013.  This 150 basis point increase resulted primarily from price increases and a higher proportion of deliveries from more profitable communities, partially offset by an increase in direct construction costs per home.  Our 2013 gross margin percentage from home sales was 24.6%, up 410 basis points from 20.5% in 2012.  This 410 basis point increase resulted primarily from price increases, a higher proportion of deliveries from more profitable communities, and improved margins from speculative homes sold and delivered during the year.

SG&A Expenses

Our 2014 SG&A expenses (including corporate G&A) were $275.9 million compared to $230.7 million for the prior year.  Despite this increase in dollar amount, our 2014 SG&A rate from home sales was 11.7% versus 12.1% for 2013.  This 40 basis point improvement was primarily the result of a 25% increase in home sale revenues and our operating leverage.  We continue to leverage our G&A expenses as our home sale revenues have increased year over year, with G&A expenses as a percentage of home sale revenues improving to 6.8% for 2014 compared to 7.2% for 2013.  Our selling expenses as a percentage of home sale revenues remained flat at 4.9% for 2014 and 2013.

Our 2013 SG&A expenses (including corporate G&A) were $230.7 million compared to $172.2 million for 2012.  Our 2013 SG&A rate from home sales was 12.1% versus 14.5% for 2012.  This 240 basis point improvement was primarily the result of a 60% increase in home sale revenues and our operating leverage.

Interest Expense

During the years ended December 31, 2014 and 2013, our qualified assets exceeded our debt, and as of December 31, 2014 and 2013, the amount of our qualified assets in excess of our debt was $827.7 million and $430.6 million, respectively.  As a result, all of our interest incurred during 2014 and 2013 was capitalized in accordance with ASC Topic 835, Interest.

Other Income (Expense)

Other expense of $1.7 million for 2014 was primarily attributable to $2.2 million of project abandonment costs and $0.3 million of acquisition-related costs, partially offset by $0.6 million of interest income.  Other income of $6.8 million for 2013 was primarily attributable to the receipt of property insurance claim settlements of approximately $10.2 million and interest income of $0.8 million, partially offset by $1.7 million of project abandonment costs and $1.2 million of acquisition-related costs.

     Operating Data

	Year Ended December 31,
	2014	% Change	% Absorption Change (1)	2013	% Change	% Absorption Change (1)	2012
Net new orders (2):
California	1,661	(3%)	(3%)	1,718	9%	14%	1,570
Arizona	258	(10%)	(26%)	286	7%	(17%)	267
Texas	1,007	33%	3%	755	43%	(3%)	527
Colorado	200	(0%)	(20%)	201	29%	13%	156
Nevada	―	―	―	―	(100%)	―	6
Total Southwest	1,465	18%	(7%)	1,242	30%	(5%)	956
Florida	1,004	(14%)	(23%)	1,165	48%	34%	785
Carolinas	837	8%	16%	773	10%	24%	703
Total Southeast	1,841	(5%)	(9%)	1,938	30%	30%	1,488
Total	4,967	1%	(8%)	4,898	22%	14%	4,014
________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Average selling prices of net new orders:
California	$644	9%	$593	20%	$494
Arizona	321	7%	299	37%	218
Texas	464	13%	410	22%	337
Colorado	517	13%	457	18%	387
Nevada	―	―	―	―	181
Total Southwest	446	14%	392	26%	311
Florida	414	22%	339	38%	245
Carolinas	325	11%	292	14%	256
Total Southeast	374	17%	320	27%	251
Total	$485	12%	$434	21%	$360

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
Average number of selling communities during the year:
California	47	―	47	(4%)	49
Arizona	11	22%	9	29%	7
Texas	40	29%	31	48%	21
Colorado	10	25%	8	14%	7
Total Southwest	61	27%	48	37%	35
Florida	45	13%	40	11%	36
Carolinas	29	(6%)	31	(11%)	35
Total Southeast	74	4%	71	―	71
Total	182	10%	166	7%	155

Net new orders for 2014 increased 1% from the prior year on a 10% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.3 per community for 2014, down from 2.5 for 2013, and reflects our continued emphasis on margin over sales pace.  During the 2014 fourth quarter our monthly sales absorption rate was 1.8 per community, up 5% from the 2013 fourth quarter and down sequentially 15% compared to the 2014 third quarter.  The 15% decrease in sales absorption rate from the 2014 third quarter to the 2014 fourth quarter was favorable compared to the approximately 20% decrease in sales absorption rate we have typically experienced from the third quarter to the fourth quarter over the last 10 years.  Our consolidated cancellation rate for 2014 was 17% compared to 15% for 2013, and was 21% for both the 2014 fourth quarter and 2013 fourth quarter.  Our 2014 fourth quarter cancellation rate was consistent with our average historical cancellation rate over the last 10 years.

Net new orders for 2013 increased 22% from 2012 on a 7% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.5 per community for 2013, up from 2.2 for 2012.  Our consolidated cancellation rate for 2013 was 15% compared to 13% for 2012.

	As of December 31,
	2014		2013		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
California	298	$227,787	396	$262,097	(25%)	(13%)
Arizona	96	33,607	105	35,846	(9%)	(6%)
Texas	471	244,231	290	134,583	62%	81%
Colorado	75	45,396	108	54,946	(31%)	(17%)
Total Southwest	642	323,234	503	225,375	28%	43%
Florida	451	252,569	504	215,312	(11%)	17%
Carolinas	320	112,786	297	97,710	8%	15%
Total Southeast	771	365,355	801	313,022	(4%)	17%
Total	1,711	$916,376	1,700	$800,494	1%	14%

The dollar value of our backlog as of December 31, 2014 increased 14% from 2013 to $916.4 million.  The increase in backlog value from 2013 was driven primarily by the 14% increase in our consolidated average home price in backlog to $536 thousand.  The higher average home price in our backlog as of December 31, 2014 compared to the prior year was attributable to price increases within the majority of our markets, resulting from the continued execution of our move-up homebuyer focused strategy and a favorable pricing environment in select markets.

	At December 31,
	2014	% Change	2013	% Change	2012
Homesites owned and controlled:
California	9,930	3%	9,638	(6%)	10,288
Arizona	2,098	(11%)	2,351	20%	1,965
Texas	4,733	3%	4,607	(10%)	5,129
Colorado	1,087	(17%)	1,307	65%	792
Nevada	1,124	―	1,124	―	1,124
Total Southwest	9,042	(4%)	9,389	4%	9,010
Florida	12,478	9%	11,461	40%	8,159
Carolinas	3,980	(15%)	4,687	42%	3,310
Total Southeast	16,458	2%	16,148	41%	11,469
Total (including joint ventures)	35,430	1%	35,175	14%	30,767

Homesites owned	28,972	4%	27,733	9%	25,475
Homesites optioned or subject to contract	6,260	(11%)	7,047	51%	4,681
Joint venture homesites (1)	198	(50%)	395	(35%)	611
Total (including joint ventures) (1)	35,430	1%	35,175	14%	30,767

Homesites owned:
Raw lots	8,162	31%	6,211	12%	5,522
Homesites under development	8,119	(13%)	9,340	(0%)	9,357
Finished homesites	7,210	3%	7,024	36%	5,178
Under construction or completed homes	3,104	11%	2,804	28%	2,194
Held for sale	2,377	1%	2,354	(27%)	3,224
Total	28,972	4%	27,733	9%	25,475
________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of December 31, 2014 increased 1% from 2013.  We purchased $585.7 million of land (6,813 homesites) during 2014, of which 35% (based on homesites) was located in Florida, 26% in California, 15% in Texas, 12% in the Carolinas, with the balance spread throughout the Company's other operations.  During 2013, we purchased $493.6 million of land (6,911 homesites), of which 37% (based on homesites) was located in Florida, 23% in the Carolinas, 19% in California and 12% in Texas, with the balance spread throughout Arizona and Colorado.  As of December 31, 2014, we owned or controlled 35,430 homesites, of which 24,434 are owned and actively selling or under development, 6,458 are controlled or under option, and the remaining 4,538 homesites are held for future development or for sale.

	At December 31,
	2014	% Change	2013	% Change	2012
Homes under construction and speculative homes:
Homes under construction (excluding specs)	1,131	0%	1,130	17%	963
Speculative homes under construction	901	3%	871	43%	611
Total homes under construction	2,032	2%	2,001	27%	1,574

Completed homes:
Completed and unsold homes (excluding models)	515	57%	327	52%	215
Completed and under contract (excluding models)	206	21%	170	19%	143
Model homes	351	15%	306	17%	262
Total completed homes	1,072	33%	803	30%	620

Total homes under construction (excluding speculative homes) as of December 31, 2014 were relatively flat compared to December 31, 2013, consistent with our homes in backlog which were 1,711 and 1,700 as of December 31, 2014 and 2013, respectively.  Speculative homes under construction and completed and unsold homes (excluding models) as of December 31, 2014 increased 18% over the prior year period, resulting primarily from a year over year increase in our number of active selling communities and our strategy to maintain a supply of speculative homes in each community.

Financial Services

For 2014, our financial services subsidiary generated pretax income of $8.9 million compared to $10.8 million in 2013.  The decrease in 2014 was driven by lower margins on loans closed and sold and a $0.5 million increase in loan loss expense related to indemnification and repurchase allowances.  These changes were partially offset by a $0.3 million decrease in loan loss expense (net of recoveries) related to allowances for loans held for investment in 2014 compared to the prior year.

For 2013, our financial services subsidiary generated pretax income of $10.8 million compared to $10.2 million in 2012.  The increase in 2013 was driven by a 45% increase in the dollar volume of loans closed and sold and a decrease in loan loss expense related to indemnification and repurchase allowances, from approximately $1.0 million for 2012 to $0 for 2013.  These changes were partially offset by lower margins on loan closed and sold, a $0.5 million increase in loan loss expense (net of recoveries) related to allowances for loans held for investment, and an increase in personnel expenses as a result of higher production levels in 2013 compared to 2012.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Total Originations:
Loans	2,936	2,982	2,352
Principal	$986,335	$933,649	$662,400
Capture rate	77%	81%	82%

Loans Sold to Third Parties:
Loans	2,806	2,994	2,234
Principal	$931,786	$925,449	$616,599

Mortgage Loan Origination Product Mix:
FHA loans	8%	18%	23%
Other government loans (VA & USDA)	10%	14%	18%
Total government loans	18%	32%	41%
Conforming loans	74%	65%	59%
Jumbo loans	8%	3%	―
	100%	100%	100%

Loan Type:
Fixed	92%	96%	98%
ARM	8%	4%	2%

Credit Quality:
Avg. FICO score	752	744	744

Other Data:
Avg. combined LTV ratio	80%	84%	86%
Full documentation loans	100%	100%	100%
Non-Full documentation loans	―	―	―

Income Taxes

Our 2014 provision for income taxes was $134.1 million primarily related to our $350.0 million of pretax income.  As of December 31, 2014, we had a $279.0 million deferred tax asset which was offset by a valuation allowance of $2.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $119.0 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Internal Revenue Code Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $160.0 million balance of the deferred tax asset is not subject to such limitations.

Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable in accordance with ASC Topic 740, Income Taxes ("ASC 740").  ASC 740 requires an assessment of available positive and negative evidence and, if the available positive evidence outweighs the available negative evidence, such that we are able to conclude that it is more likely than not (likelihood of more than 50%) that our deferred tax asset will be realized, we are required to reverse any corresponding deferred tax asset valuation allowance.  We continue to evaluate our deferred tax asset on a quarterly basis and note that, if economic conditions were to change such that we earn less taxable income than the amount required to fully utilize our deferred tax asset, a portion of the asset may expire unused.  See Note 11 to our accompanying consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisition • homebuilder acquisitions • construction and development • operating expenses	• principal and interest payments on debt • cash collateralization • stock repurchases

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes • public and private sales of our equity • public and private note offerings	• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities • tax refunds

For the year ended December 31, 2014, we used $362.4 million of cash in operating activities versus $154.2 million in the year earlier period.  The increase in cash used in operating activities as compared to the prior year period was driven primarily by a $216.5 million increase in cash land purchase and development costs, partially offset by a 26% increase in homebuilding revenues.  Cash flows used in investing activities for 2014 included the acquisition of approximately 10 current and future communities from a homebuilder in Austin, Texas during the 2014 second quarter.  Cash flows from financing activities for 2014 included $296 million of net proceeds from a senior notes offering during the 2014 fourth quarter, partially offset by $36.8 million of common stock repurchases during the 2014 fourth quarter.  As of December 31, 2014, our homebuilding cash balance was $218.7 million (including $38.2 million of restricted cash).

Revolving Credit Facility. On July 31, 2014, we amended our unsecured revolving credit facility (the "Revolving Facility") to, among other things, increase the aggregate commitment to $450 million, expand the accordion feature to permit the aggregate commitment to be increased to a maximum amount of $750 million, subject to the availability of additional bank commitments and certain other conditions, and extend the maturity date to July 2018.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  The July 2014 amendment to our Revolving Facility did not modify our covenant requirements.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2014	Covenant Requirements at December 31, 2014
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,676.1	≥ $983.3
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.18	≤ 2.25
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.25	≤ 1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$168.8	≥ $142.8
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.84	≥ 1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$230.2	≤ $666.6
Actual/Permitted Borrowings under the Revolving Facility (7)	$0	≤ $450.0
________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
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

(5)	Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of December 31, 2014 our availability under the Revolving Facility was $450 million.

Letter of Credit Facilities.  As of December 31, 2014, we were party to five committed letter of credit facilities totaling $58 million, of which $36.6 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  As of December 31, 2014, these facilities were secured by cash collateral deposits of $37.2 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of December 31, 2014, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

December 31, 2014
(Dollars in thousands)

7% Senior Notes due August 2015	$29,789
10¾% Senior Notes due September 2016	280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
6¼% Senior Notes due December 2021	300,000
5⅞% Senior Notes due November 2024	300,000
1¼% Convertible Senior Notes due August 2032	253,000
$2,137,789

These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).

As of December 31, 2014, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at December 31, 2014	Covenant Requirements at December 31, 2014

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.34	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.64	≥ 2.00

     In November 2014, the Company issued $300 million in aggregate principal amount of 5⅞% Senior Notes due 2024, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The proceeds were used for general corporate purposes.

     In July 2012, the Company issued $253 million in aggregate principal amount of 1¼% Convertible Senior Notes due 2032 (the "Convertible Notes").  The Convertible Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes bear interest at a rate of 1¼% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their Convertible Notes at any time into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

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
  Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2014, only one joint venture had $30 million of bank debt outstanding.  This joint venture bank debt was non-recourse to us.
  Secured Project Debt and Other Notes Payable.  At December 31, 2014, we had $4.7 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.
  Mortgage Credit Facilities.  At December 31, 2014, we had $89.4 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of December 31, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.
  Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance.  At December 31, 2014, we had approximately $504.5 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $295.0 million remaining in cost to complete.
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
  Dividends.  We did not pay dividends during the years ended December 31, 2014, 2013 and 2012.
  Stock Repurchases.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan.  During 2014, we repurchased 5,040,000 shares of our common stock in open market transactions under the plan, and as of December 31, 2014, we had remaining authorization to repurchase $63.3 million of our common stock.  We did not repurchase capital stock during the years ended December 31, 2013 and 2012.

  Leverage.  Our homebuilding debt to total book capitalization as of December 31, 2014 was 56.0% and our adjusted net homebuilding debt to adjusted total book capitalization was 53.3%.  In addition, as of December 31, 2014 and 2013, our homebuilding debt to adjusted homebuilding EBITDA was 4.5x and 4.8x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.0x and 3.8x, respectively (please see page 20 for the reconciliation of net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2014, including estimated cash payments due by period.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$2,142,478	$30,475	$282,428	$576,575	$1,253,000
Long-term debt interest payments	778,436	152,900	264,032	164,173	197,331
Operating leases (2)	14,070	4,681	6,841	2,504	44
Purchase obligations (3)	406,724	277,487	129,237	―	―
Total	$3,341,708	$465,543	$682,538	$743,252	$1,450,375
________________
(1)
Long-term debt represents senior and convertible senior notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 6 in our accompanying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 10.f. in our accompanying consolidated financial statements.
(3)
Purchase obligations represent commitments (net of deposits) for land purchase and option contracts with non-refundable deposits. For a more detailed description of our land purchase and option contracts, please see "Off-Balance Sheet Arrangements" below and Note 10.a. in our accompanying consolidated financial statements.

At December 31, 2014, we had mortgage repurchase facilities with two lenders totaling $200 million, and had $89.4 million outstanding under these facilities.
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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2014, we had non-refundable cash deposits outstanding of approximately $38.8 million and capitalized pre-acquisition and other development and construction costs of approximately $7.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $406.7 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had $30 million of project specific debt outstanding.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2015.  As of December 31, 2014, we had $0.1 million of joint venture surety bonds outstanding subject to indemnity arrangements by us related to one project which was substantially complete as of such date.

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

Segment Reporting

We operate two principal businesses: homebuilding and financial services (consisting of our mortgage financing and title operations).  In accordance with ASC Topic 280, Segment Reporting ("ASC 280"), we have determined that each of our homebuilding operating divisions and our financial services operations are our operating segments.  Corporate is a non-operating segment.

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

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in Texas and Florida.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under "Financial Services."

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

We assess the recoverability of real estate inventories in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("ASC 360").  ASC 360 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset.  ASC 360 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Variable Interest Entities

We account for variable interest entities in accordance with ASC Topic 810, Consolidation ("ASC 810").  Under ASC 810, a variable interest entity ("VIE") is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity's equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity's equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.  In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

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

We review inventory projects within our unconsolidated joint ventures for impairments consistent with the critical accounting policy described above under "Inventories and Impairments."  We also review our investments in unconsolidated joint ventures for evidence of an other than temporary decline in value.  To the extent that we deem any portion of our investment in unconsolidated joint ventures not recoverable, we impair our investment accordingly.

In addition, we accrue for guarantees provided to unconsolidated joint ventures when it is determined that there is an obligation that is due from us.  These obligations consist of various items, including but not limited to, surety indemnities, credit enhancements provided in connection with joint venture borrowings such as loan-to-value maintenance agreements, construction completion agreements, and environmental indemnities.  In many cases we share these obligations with our joint venture partners, and in some cases, we are solely responsible for such obligations.  For further discussion regarding these guarantees, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements".

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

Based on such an analysis and on an evaluation of available positive and negative information and our projection of the income we expected to generate in future years, we concluded that it was more likely than not that most of our deferred tax asset would be realized.  As of December 31, 2014, the deferred tax asset valuation allowance of $2.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  To the extent that we conclude that it is more likely than not that the remaining valuation allowance will be utilized, we will be able to reduce our effective tax rate, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any significant future operating losses generated by us in the near term may increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we enter into a cumulative loss position as described in ASC 740.

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

FORWARD-LOOKING STATEMENTS

   This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our strategy;
•	our plans to continue to use significant portions of our cash resources to make substantial investments in land;
•	our plans to invest in larger land parcels;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the impact of future market rate risks on our financial assets and borrowings;
•	our expectation to convert year-end backlog in 2015;
•	the sufficiency of our warranty and other reserves;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the sufficiency of our liquidity to implement our strategy and our ability to access additional capital and refinance existing indebtedness;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	seasonal trends relating to our operating and leverage levels;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto;
•	our intention of not paying dividends;
•	our plans to enhance revenue while maintaining an appropriate sales pace;
•	our plans to concentrate operations and capital in growing markets;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

 Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the risks described in this Annual Report under the heading "Risk Factors," which are incorporated by reference herein.

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

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2014.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of December 31, 2014, Standard Pacific Mortgage had approximately $172.0 million in closed mortgage loans held for sale and $38.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale, mortgage loans held for investment and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The fair value of mortgage loans held for investment is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition. The fair value of our variable rate debt, which consists of our mortgage credit facilities, is based on quoted market prices for the same or similar instruments as of December 31, 2014.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and convertible senior notes payable.  The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  The fair values of our senior notes payable and convertible senior notes payable are based on their quoted market prices as of December 31, 2014.

	Expected Maturity Date
													Estimated
December 31,	2015	2016		2017		2018		2019			Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$172,014	$	―	$	―	$	―	$	―	$	―	$172,014	$176,511
Average interest rate	3.8%
Mortgage loans held for
investment, net	$261		$273		$286		$300		$314		$12,946	$14,380	$14,380
Average interest rate	4.7%		4.8%		4.8%		4.8%		4.8%		4.8%	4.8%

Liabilities:
Fixed rate debt	$30,475		$281,256		$1,172		$576,055		$520		$1,253,000	$2,142,478	$2,342,528
Average interest rate	6.9%		10.7%		7.5%		8.4%		7.5%		5.8%	7.2%

Variable rate debt	$89,413	$	―	$	―	$	―	$	―	$	―	$89,413	$89,413
Average interest rate	2.4%

Off-Balance Sheet Financial
Instruments:

Commitments to originate
mortgage loans:
Notional amount	$38,060	$	―	$	―	$	―	$	―	$	―	$38,060	$38,047
Average interest rate	3.8%
________________
(1)	All of the amounts presented in this line item reflect the expected 2015 disposition of the loans rather than the actual scheduled maturity dates of these mortgages.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Standard Pacific Corp:
We have audited the accompanying consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Pacific Corp. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Pacific Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 23, 2015

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)

Homebuilding:
Home sale revenues	$2,366,754	$1,898,989	$1,190,252
Land sale revenues	44,424	15,620	46,706
Total revenues	2,411,178	1,914,609	1,236,958
Cost of home sales	(1,748,954)	(1,431,797)	(946,630)
Cost of land sales	(43,841)	(13,616)	(46,654)
Total cost of sales	(1,792,795)	(1,445,413)	(993,284)
Gross margin	618,383	469,196	243,674
Selling, general and administrative expenses	(275,861)	(230,691)	(172,207)
Income (loss) from unconsolidated joint ventures	(668)	949	(2,090)
Interest expense	―	―	(6,396)
Other income (expense)	(1,733)	6,815	4,664
Homebuilding pretax income	340,121	246,269	67,645
Financial Services:
Revenues	24,119	24,910	21,300
Expenses	(15,245)	(14,159)	(11,062)
Other income	969	678	304
Financial services pretax income	9,843	11,429	10,542

Income before taxes	349,964	257,698	78,187
(Provision) benefit for income taxes	(134,099)	(68,983)	453,234
Net income	215,865	188,715	531,421
Less: Net income allocated to preferred shareholder	(51,650)	(57,386)	(224,408)
Less: Net income allocated to unvested restricted stock	(297)	(265)	(410)
Net income available to common stockholders	$163,918	$131,064	$306,603

Income per common share:
Basic	$0.59	$0.52	$1.52
Diluted	$0.54	$0.47	$1.44

Weighted average common shares outstanding:
Basic	278,687,740	253,118,247	201,953,799
Diluted	316,285,412	291,173,953	220,518,897

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	110,826,557	147,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	404,098,198	402,000,510	368,331,683

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Net income	$215,865	$188,715	$531,421
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	―	2,228	6,419
Total comprehensive income	$215,865	$190,943	$537,840

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$180,428	$355,489
Restricted cash	38,222	21,460
Trade and other receivables	19,005	14,431
Inventories:
Owned	3,255,204	2,536,102
Not owned	85,153	98,341
Investments in unconsolidated joint ventures	50,111	66,054
Deferred income taxes, net of valuation allowance of $2,561 and $4,591 at
December 31, 2014 and 2013, respectively	276,402	375,400
Other assets	42,592	45,977
Total Homebuilding Assets	3,947,117	3,513,254
Financial Services:
Cash and equivalents	31,965	7,802
Restricted cash	1,295	1,295
Mortgage loans held for sale, net	174,420	122,031
Mortgage loans held for investment, net	14,380	12,220
Other assets	5,243	5,503
Total Financial Services Assets	227,303	148,851
Total Assets	$4,174,420	$3,662,105

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$45,085	$35,771
Accrued liabilities	223,783	214,266
Secured project debt and other notes payable	4,689	6,351
Senior notes payable	2,131,393	1,833,244
Total Homebuilding Liabilities	2,404,950	2,089,632
Financial Services:
Accounts payable and other liabilities	3,369	2,646
Mortgage credit facilities	89,413	100,867
Total Financial Services Liabilities	92,782	103,513
Total Liabilities	2,497,732	2,193,145

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 shares
issued and outstanding at December 31, 2014 and 2013	3	3
Common stock, $0.01 par value; 600,000,000 shares authorized; 275,141,189 and
277,618,177 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,751	2,776
Additional paid-in capital	1,346,702	1,354,814
Accumulated earnings	327,232	111,367
Total Equity	1,676,688	1,468,960
Total Liabilities and Equity	$4,174,420	$3,662,105

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2012, 2013 and 2014	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	(Dollars in thousands)

Balance, December 31, 2011	450,829	$5	198,563,273	$1,985	$1,239,180	$(608,769)		$(8,647)	$623,754
Net income	―	―	―	―	―	531,421		―	531,421
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―		6,419	6,419
Total comprehensive income									537,840
Stock issuances under employee
plans, including income tax
benefits	―	―	5,224,948	52	15,172	―		―	15,224
Issuance of common stock in
connection with equity offering,
net of issuance costs	―	―	13,377,171	134	71,713	―		―	71,847
Common stock returned under
share lending facility	―	―	(3,919,904)	(39)	39	―		―	―
Amortization of stock-based
compensation	―	―	―	―	7,151	―		―	7,151
Balance, December 31, 2012	450,829	5	213,245,488	2,132	1,333,255	(77,348)		(2,228)	1,255,816
Net income	―	―	―	―	―	188,715		―	188,715
Change in fair value of interest rate
swaps, net of tax	―	―	―	―	―	―		2,228	2,228
Total comprehensive income									190,943
Stock issuances under employee
plans, including income tax
benefits	―	―	4,372,689	44	13,492	―		―	13,536
Issuance of common stock in
connection with preferred stock
conversion, net of issuance costs	(183,000)	(2)	60,000,000	600	(948)	―		―	(350)
Amortization of stock-based
compensation	―	―	―	―	9,015	―		―	9,015
Balance, December 31, 2013	267,829	3	277,618,177	2,776	1,354,814	111,367		―	1,468,960
Net income	―	―	―	―	―	215,865		―	215,865
Stock issuances under employee
plans, including income tax
benefits	―	―	2,563,012	25	20,150	―		―	20,175
Repurchase and retirement of common
stock, net of expenses	―	―	(5,040,000)	(50)	(36,731)	―		―	(36,781)
Amortization of stock-based
compensation	―	―	―	―	8,469	―		―	8,469
Balance, December 31, 2014	267,829	$3	275,141,189	$2,751	$1,346,702	$327,232	$	―	$1,676,688

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$215,865	$188,715	$531,421
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
(Income) loss from unconsolidated joint ventures	668	(949)	2,090
Cash distributions of income from unconsolidated joint ventures	1,875	3,375	3,910
Depreciation and amortization	4,928	3,576	2,480
Loss on disposal of property and equipment	11	17	37
Amortization of stock-based compensation	8,469	9,015	7,151
Excess tax benefits from share-based payment arrangements	(13,404)	―	―
Deferred income tax provision (benefit)	98,998	84,214	(454,000)
Deposit write-offs	―	―	133
Changes in cash and equivalents due to:
Trade and other receivables	(4,777)	(3,244)	801
Mortgage loans held for sale	(52,838)	(2,543)	(46,339)
Inventories - owned	(642,008)	(415,312)	(315,639)
Inventories - not owned	(33,027)	(43,319)	(31,551)
Other assets	9,306	965	2,618
Accounts payable	9,314	13,325	4,617
Accrued liabilities	34,223	7,949	9,155
Net cash provided by (used in) operating activities	(362,397)	(154,216)	(283,116)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(10,506)	(24,328)	(57,458)
Distributions of capital from unconsolidated homebuilding joint ventures	18,010	4,763	14,530
Net cash paid for acquisitions	(33,770)	(116,262)	(60,752)
Other investing activities	(4,754)	(8,030)	(1,525)
Net cash provided by (used in) investing activities	(31,020)	(143,857)	(105,205)

Cash Flows From Financing Activities:
Change in restricted cash	(16,762)	6,565	3,347
Principal payments on secured project debt and other notes payable	(1,458)	(8,334)	(866)
Principal payments on senior notes payable	(4,971)	―	―
Principal payments on senior subordinated notes payable	―	―	(49,603)
Proceeds from the issuance of senior notes payable	300,000	300,000	253,000
Payment of debt issuance costs	(6,230)	(5,316)	(11,761)
Net proceeds from (payments on) mortgage credit facilities	(11,454)	8,708	45,351
Repurchases of common stock	(36,781)	―	―
Proceeds from the issuance of common stock	―	―	75,849
Payment of common stock issuance costs	―	―	(4,002)
Payment of issuance costs in connection with preferred shareholder equity transactions	―	(350)	―
Proceeds from the exercise of stock options	6,771	13,536	13,039
Excess tax benefits from share-based payment arrangements	13,404	―	―
Net cash provided by (used in) by financing activities	242,519	314,809	324,354

Net increase (decrease) in cash and equivalents	(150,898)	16,736	(63,967)
Cash and equivalents at beginning of year	363,291	346,555	410,522
Cash and equivalents at end of year	$212,393	$363,291	$346,555

Cash and equivalents at end of year	$212,393	$363,291	$346,555
Homebuilding restricted cash at end of year	38,222	21,460	26,900
Financial services restricted cash at end of year	1,295	1,295	2,420
Cash and equivalents and restricted cash at end of year	$251,910	$386,046	$375,875

The accompanying notes are an integral part of these consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

We are a geographically diversified builder of single-family attached and detached homes.  We construct homes within a wide range of price and size targeting a broad range of homebuyers, with an emphasis on move-up buyers.  We have operations in major metropolitan markets in California, Florida, the Carolinas, Texas, Arizona and Colorado.  We also provide mortgage financing services to our homebuyers through our mortgage financing subsidiary and title examination services to our Texas and Florida homebuyers through our title services subsidiary.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to Standard Pacific Corp. and its subsidiaries.

The percentages of our homes delivered by state for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
State	2014	2013	2012
California	36%	38%	40%
Florida	21	22	18
Texas	17	14	14
Carolinas	16	16	17
Arizona	5	6	8
Colorado	5	4	3
Total	100%	100%	100%

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

c. Segment Reporting

ASC Topic 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments.  In accordance with ASC 280, we have determined that each of our homebuilding operating divisions and our financial services operations (consisting of our mortgage financing and title operations) are our operating segments.  Corporate is a non-operating segment.  In accordance with the aggregation criteria defined in ASC 280, we have grouped our homebuilding operations into three reportable segments: California; Southwest, consisting of our operating divisions in Arizona, Texas, Colorado and Nevada; and Southeast, consisting of our operating divisions in Florida and the Carolinas.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, our homebuilding operating divisions also share all other relevant aggregation characteristics prescribed in ASC 280, such as similar product types, production processes and methods of distribution.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d. Variable Interest Entities

We account for variable interest entities in accordance with ASC Topic 810, Consolidation ("ASC 810").  Under ASC 810, a variable interest entity ("VIE") is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity's equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity's equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.  In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

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

f. Revenue Recognition

In accordance with ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales ("ASC 360-20"), homebuilding revenues are recorded after construction is completed, a sufficient down payment has been received, title has passed to the homebuyer, collection of the purchase price is reasonably assured and we have no other continuing involvement.  In instances where the homebuyer's financing is originated by our mortgage financing subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by ASC 360-20, the profit on such home sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed and the contractual terms of the applicable early payment default provisions have lapsed.

In accordance with ASC Topic 825, Financial Instruments ("ASC 825"), loan origination fees and expenses are recognized upon origination of loans by our mortgage financing operation.  Generally our policy is to sell all mortgage loans originated.  These sales generally occur within a short period of time (typically 30-45 days of origination).  Mortgage loan interest is accrued only so long as it is deemed collectible.

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

h. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience.  Indirect warranty overhead

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  During the years ended December 31, 2014, 2013 and 2012, we did not record any warranty adjustments.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Warranty accrual, beginning of the year	$13,811	$15,514	$17,572
Warranty costs accrued during the year	7,550	2,495	1,497
Warranty costs paid during the year	(7,777)	(4,198)	(3,555)
Warranty accrual, end of the year	$13,584	$13,811	$15,514

i. Earnings Per Common Share

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

For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series B Preferred Stock and convertible debt using the if-converted method.  Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series B Preferred stock and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed.  In the computation of diluted earnings per share, the two-class method and if-converted method for the Series B Preferred Stock resulted in the same earnings per share amounts as the holder of the Series B Preferred Stock has the same economic rights as the holders of the common stock.  Shares outstanding under the share lending facility in 2012 were not treated as outstanding for earnings per share purposes in accordance with ASC 260, because the share borrower was required to return to us all borrowed shares (or identical shares) upon the maturity of our 6% Convertible Senior Subordinated Notes, which occurred in October 2012.  On October 11, 2012, the remaining 3.9 million shares outstanding under the share lending facility were returned to us.  We cancelled and retired the shares upon receipt and no shares under the share lending facility remain outstanding.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components used in the computation of basic and diluted income per share.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$215,865	$188,715	$531,421
Less: Net income allocated to preferred shareholder	(51,650)	(57,386)	(224,408)
Less: Net income allocated to unvested restricted stock	(297)	(265)	(410)
Net income available to common stockholders for basic
earnings per common share	163,918	131,064	306,603
Effect of dilutive securities:
Net income allocated to preferred shareholder	51,650	57,386	224,408
Interest on 1¼% convertible senior notes due 2032	899	899	268
Net income available to common and preferred stock for diluted
earnings per share	$216,467	$189,349	$531,279

Denominator:
Weighted average basic common shares outstanding	278,687,740	253,118,247	201,953,799
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	87,812,786	110,826,557	147,812,786
Total weighted average common shares outstanding if preferred shares
converted to common shares	366,500,526	363,944,804	349,766,585
Effect of dilutive securities:
Share-based awards	6,284,822	6,742,856	5,988,625
1¼% convertible senior notes due 2032	31,312,850	31,312,850	12,576,473
Weighted average diluted shares outstanding	404,098,198	402,000,510	368,331,683

Income per share:
Basic	$0.59	$0.52	$1.52
Diluted	$0.54	$0.47	$1.44

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

k. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2014, restricted cash included $39.5 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($38.2 million of homebuilding cash and $1.3 million of financial services cash).

l. Mortgage Loans Held for Sale

In accordance with ASC 825, mortgage loans held for sale are recorded at fair value and loan origination and related costs are recognized upon loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay the gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase loans or indemnify investors for losses from borrower defaults if, among other things, the loan purchaser's underwriting guidelines are not met or there is fraud in connection with the loan.  We establish liabilities for such anticipated losses based upon, among other things, an analysis of indemnification and repurchase requests received, an estimate of potential indemnification or repurchase claims not yet received, our historical amount of indemnification payments and repurchases, and losses incurred through the disposition of affected loans.  During the years ended December 31, 2014, 2013 and 2012, we recorded

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan loss expense related to indemnification and repurchase allowances of $0.5 million, $0 and $1.0 million, respectively.  As of December 31, 2014 and 2013, we had indemnity and repurchase allowances related to loans sold of $2.2 million.

 m. Mortgage Loans Held for Investment

Certain mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific allowances are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  As of December 31, 2014 and 2013, we had allowances for loan losses for loans held for investment of $1.5 million and $2.3 million, respectively.

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

We assess the recoverability of real estate inventories in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("ASC 360").  ASC 360 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset.  ASC 360 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

o. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  For the year ended December 31, 2012 we expensed $6.4 million of interest costs related to the portion of our homebuilding debt in excess of our qualified assets in accordance with ASC 835.  During the years ended December 31, 2014 and 2013, our qualified assets exceeded our homebuilding debt, and as a result, our interest incurred during 2014 and 2013 was capitalized in accordance with ASC 835.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the years ended December 31, 2014, 2013 and 2012:
	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)

Total interest incurred (1)		$153,695		$140,865	$141,827
Less: Interest capitalized to inventories owned		(151,962)		(137,990)	(129,136)
Less: Interest capitalized to investments in unconsolidated joint ventures		(1,733)		(2,875)	(6,295)
Interest expense	$	―	$	―	$6,396

Interest previously capitalized to inventories owned, included in home cost of home sales		$119,422		$120,714	$100,683
Interest previously capitalized to inventories owned, included in land cost of land sales		$3,690		$1,064	$3,219
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$30		$441	$843
Interest capitalized in ending inventories owned (2)		$275,607		$240,734	$221,402
Interest capitalized as a percentage of inventories owned		8.5%		9.5%	11.2%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$665		$4,985	$6,921
Interest capitalized as a percentage of investments in unconsolidated joint ventures		1.3%		7.5%	13.2%
________________
(1)
For the years ended December 31, 2013 and 2012, interest incurred included the noncash amortization of $3.6 million and $10.4 million, respectively, of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 2.s. "Derivative Instruments and Hedging Activities").

(2)
During the years ended December 31, 2014, 2013 and 2012, in connection with lot purchases from our joint ventures, $6.0 million, $4.4 million and $7.6 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned. In addition, during the year ended December 31, 2013, approximately $0.8 million of capitalized interest was included in other income (expense) in connection with the abandonment of a project.

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

  r. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of December 31, 2014 and 2013 were $62.8 million and $64.8 million, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

For the years ended December 31, 2013 and 2012, we recorded after-tax other comprehensive income of $2.2 million and $6.4 million, respectively, related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders' equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, at which time the total cost was completely amortized.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

t. Accounting for Guarantees

We account for guarantees in accordance with the provisions of ASC Topic 470, Debt ("ASC 470").  Under ASC 470, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 470 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures.  As of December 31, 2014, these guarantees included, but were not limited to, surety bond indemnities.

u. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11").  ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position.  For public companies, the amendments in ASU 2013-11 were effective prospectively for interim and annual periods beginning after December 15, 2013.  Our adoption of ASU 2013-11 on January 1, 2014 did not have an effect on our consolidated financial statements.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in Texas and Florida.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under "Financial Services."

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Homebuilding revenues:
California	$1,154,847	$1,006,572	$699,672
Southwest	583,555	411,967	248,421
Southeast	672,776	496,070	288,865
Total homebuilding revenues	$2,411,178	$1,914,609	$1,236,958

Homebuilding pretax income:
California	$215,259	$164,805	$46,491
Southwest	58,630	42,792	12,852
Southeast	66,232	38,672	8,302
Total homebuilding pretax income	$340,121	$246,269	$67,645

Segment financial information relating to the Company's homebuilding assets was as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Homebuilding assets:
California	$1,542,584	$1,344,605
Southwest	826,489	641,711
Southeast	1,060,343	785,988
Corporate	517,701	740,950
Total homebuilding assets	$3,947,117	$3,513,254

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	December 31, 2014
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$1,021,585	$504,538	$722,166	$2,248,289
Homes completed and under construction	318,982	250,498	258,132	827,612
Model homes	81,763	44,437	53,103	179,303
Total inventories owned	$1,422,330	$799,473	$1,033,401	$3,255,204

	December 31, 2013
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$819,278	$415,910	$536,473	$1,771,661
Homes completed and under construction	280,875	159,927	187,569	628,371
Model homes	82,367	27,466	26,237	136,070
Total inventories owned	$1,182,520	$603,303	$750,279	$2,536,102

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of December 31, 2014, 2013 and 2012, the total active and future projects that we owned were 368, 343 and 290, respectively.  During the years ended December 31, 2014, 2013 and 2012, we reviewed all projects for indicators of impairment and based on our review, we did not record any inventory impairments during these periods.

During the 2014 second quarter, we acquired control of approximately 10 current and future communities from a homebuilder in Austin, Texas, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805").  As a result of this transaction, we recorded approximately $31.5 million of inventories owned, $4.9 million of inventories not owned, $1.2 million of other assets and $4.2 million of other accrued liabilities.  In addition, we incurred approximately $0.3 million of transaction costs, which is included in homebuilding other income (expense) in the accompanying consolidated statements of operations.

During the 2013 second quarter, we acquired control of approximately 30 current and future communities from a homebuilder in the Southeast, which we accounted for as a business combination in accordance with ASC 805.  As a result of this transaction, we recorded approximately $108.6 million of inventories owned, $8.1 million of inventories not owned (as of December 31, 2013, $5.7 million was included in inventories not owned), $2.2 million of intangible assets, $4.2 million of other accrued liabilities and $0.9 million of secured project debt.  In addition, we incurred approximately $1.2 million of transaction costs, which is included in homebuilding other income (expense) in the accompanying consolidated statements of operations.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2014	2013
	(Dollars in thousands)

Land purchase and lot option deposits	$47,472	$44,005
Other lot option contracts, net of deposits	37,681	54,336
Total inventories not owned	$85,153	$98,341

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of December 31, 2014 and 2013, we had consolidated $7.6 million and $21.7 million, respectively, within inventories not owned (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

Other lot option contracts also included $27.0 million as of December 31, 2014 and 2013, related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land, and $3.1 million and $5.7 million, as of December 31, 2014 and 2013, respectively, of purchase price allocated in connection with business acquisitions during the 2014 and 2013 second quarters.

5. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Year December 31,
	2014	2013	2012
	(Dollars in thousands)
	(Unaudited)

Revenues	$39,898	$32,546	$21,178
Cost of sales and expenses	(47,519)	(30,465)	(18,788)
Income (loss) of unconsolidated joint ventures	$(7,621)	$2,081	$2,390
Income (loss) from unconsolidated joint ventures reflected in the
accompanying consolidated statements of operations	$(668)	$949	$(2,090)

Income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the years ended December 31, 2014, 2013 and 2012, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During the years ended December 31, 2014, 2013 and 2012, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the years ended December 31, 2014, 2013 and 2012.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	December 31,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$29,472	$37,884
Inventories	197,727	211,929
Other assets	10,372	8,600
Total assets	$237,571	$258,413

Liabilities and Equity:
Accounts payable and accrued liabilities	$16,173	$20,496
Bank debt	30,000	30,000
Standard Pacific equity	54,347	66,363
Other Members' equity	137,051	141,554
Total liabilities and equity	$237,571	$258,413

Investments in unconsolidated joint ventures reflected in
the accompanying consolidated balance sheets	$50,111	$66,054

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of December 31, 2014 and 2013, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $0.7 million and $5.0 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2014 and 2013, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of December 31, 2014, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

6. Homebuilding Indebtedness

a. Letter of Credit Facilities

As of December 31, 2014, we were party to five committed letter of credit facilities totaling $58 million, of which $36.6 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  As of December 31, 2014, these facilities were secured by cash collateral deposits of $37.2 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Senior Notes Payable

Senior notes payable consist of the following at:

	December 31,
	2014		2013
	(Dollars in thousands)
6¼% Senior Notes due April 2014	$	―	$4,971
7% Senior Notes due August 2015		29,789	29,789
10¾% Senior Notes due September 2016, net of discount		272,684	269,046
8⅜% Senior Notes due May 2018, net of premium		578,278	579,085
8⅜% Senior Notes due January 2021, net of discount		397,642	397,353
6¼% Senior Notes due December 2021		300,000	300,000
5⅞% Senior Notes due November 2024		300,000	―
1¼% Convertible Senior Notes due August 2032		253,000	253,000
		$2,131,393	$1,833,244

In September 2009, we issued $280 million of 10¾% Senior Notes due September 15, 2016 (the "2016 Notes").  These notes were issued at a discount to yield approximately 12.50% under the effective interest method and have been reflected net of the unamortized discount in the accompanying consolidated balance sheets.

 In May 2010, we issued $300 million of 8⅜% Senior Notes due May 15, 2018 (the "2018 Notes").  In December 2010, we issued an additional $275 million of 2018 Notes (issued at a premium to yield approximately 7.964% under the effective interest method) and $400 million of 8⅜% Senior Notes due January 15, 2021 (issued at a discount to yield approximately 8.50% under the effective interest method), which have been reflected net of their unamortized premium and discount, respectively, in the accompanying consolidated balance sheets.

In August 2013, we issued $300 million in aggregate principal amount of 6¼% Senior Notes.  These notes were issued at par and mature on December 15, 2021.

In November 2014, we issued $300 million in aggregate principal amount of 5⅞% Senior Notes.  These notes were issued at par and mature on November 15, 2024.

In July 2012, we issued $253 million of 1¼% Convertible Senior Notes due 2032 (the "Convertible Notes").  The Convertible Notes are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes bear interest at a rate of 1¼% and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may at any time convert their Convertible Notes into shares of the Company's common stock at an initial conversion rate of 123.7662 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $8.08 per share), subject to adjustment.  The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 2016 Notes contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).  As of December 31, 2014, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures further provide that a Guarantor Subsidiary will be released and

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relieved of any obligations under its note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not Standard Pacific Corp. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  Please see Note 16 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

We repaid the remaining $5.0 million principal balance of our 6¼% Senior Notes upon maturity in April 2014.

  c. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At December 31, 2014 and 2013, we had approximately $4.7 million and $6.4 million, outstanding, respectively, in secured project debt and other notes payable.

  d. Borrowings and Maturities

The principal amount of maturities of senior and convertible senior notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2015	$30,475
2016	281,256
2017	1,172
2018	576,055
2019	520
Thereafter	1,253,000
Total principal amount	2,142,478
Less: Net (discount) premium	(6,396)
Total homebuilding debt	$2,136,082

      The weighted average interest rate of our borrowings outstanding under our revolving credit facility, bank term loans, senior and convertible senior notes payable, secured project debt and other notes payable as of December 31, 2014, 2013 and 2012, was 7.2%, 7.4%, and 7.6%, respectively.

e. Revolving Credit Facility

On July 31, 2014, we amended our unsecured revolving credit facility (the "Revolving Facility") to, among other things, increase the aggregate commitment to $450 million and extend the maturity date to July 2018.  The Revolving Facility has an accordion feature under which the commitment may be increased up to a maximum aggregate commitment of $750 million, subject to the availability of additional bank commitments and certain other conditions.  As of December 31, 2014, the Revolving Facility contained financial covenants (which were not modified in connection with the July 2014 amendment), including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of December 31, 2014, we satisfied the conditions that would allow us to borrow up to $450 million under the facility and had no amounts outstanding.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders' Equity

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
During the 2013 second quarter, MatlinPatterson converted 183,000 shares of Series B Preferred Stock into 60,000,000 shares of our common stock in accordance with the original terms of the Series B Preferred Stock Agreement and sold 23,000,000 shares of our common stock in a secondary public offering.  We did not sell any shares and did not receive any proceeds from these transactions.  At December 31, 2014, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  As of December 31, 2014, the outstanding shares of Series B Preferred Stock on an as converted basis plus the 126.4 million shares of common stock owned by MatlinPatterson represented approximately 59% of the total number of shares of our common stock outstanding on an if-converted basis.

8. Mortgage Credit Facilities

At December 31, 2014, we had $89.4 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of December 31, 2014, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2014, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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
The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at December 31,
Description	Fair Value Hierarchy	2014	2013
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$176,511	$124,184

Mortgage loans held for sale consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		December 31, 2014		December 31, 2013
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$14,380	$14,380	$12,220	$12,220
Homebuilding liabilities:
Senior notes payable, net	Level 2	$2,131,393	$2,337,839	$1,833,244	$2,165,193

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

The fair value of our cash and equivalents, restricted cash, trade and other receivables, accounts payable and other liabilities, secured project debt and other notes payable, mortgage credit facilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2014, we had non-refundable cash deposits outstanding of approximately $38.8 million and capitalized pre-acquisition and other development and construction costs of approximately $7.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $406.7 million.

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

   b. Land Development and Homebuilding Joint Ventures
Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of December 31, 2014, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had $30 million of project specific debt outstanding.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2015.  As of December 31, 2014, we had $0.1 million of joint venture surety bonds outstanding subject to indemnity arrangements by us related to one project which was substantially complete as of such date.

c. Surety Bonds

   We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2014, we had approximately $504.5 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $295.0 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $37.8 million at December 31, 2014 and carried a weighted average interest rate of approximately 3.8%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of December 31, 2014, Standard Pacific Mortgage had approximately $172.0 million in closed mortgage loans held for sale and $38.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

Substantially all of the loans originated by Standard Pacific Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to Standard Pacific Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  As of December 31, 2014, we had incurred an aggregate of $10.8 million in losses related to loan repurchases and make-whole payments we had been required to make on the $9.0 billion total dollar value of the loans we originated from the beginning of 2004 through the end of 2014.  During the years ended December 31, 2014, 2013 and 2012, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.5 million, $0 and $1.0 million, respectively.  As of December 31, 2014, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the years ended December 31, 2014, 2013 and 2012, Standard Pacific Mortgage made make-whole payments totaling approximately $0.5 million related to 12 loans, $0.8 million related to nine loans and $1.0 million related to eight loans, respectively.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. Insurance and Litigation Accruals

 We are involved in various litigation and legal claims arising in the ordinary course of business and have established insurance and litigation accruals for estimated future claim costs (please see Note 2.r. for further discussion).

f. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases having an initial term in excess of one year as of December 31, 2014 are as follows:

Year Ended December 31,
(Dollars in thousands)

2015	$4,681
2016	4,004
2017	2,837
2018	1,631
2019	873
Thereafter	44
Total rental obligations	$14,070

 Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2014, 2013 and 2012 was approximately $4.4 million, $3.8 million and $3.6 million, respectively.

11. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$(28,942)	$11,766	$(766)
State	(6,159)	(1,880)	―
	(35,101)	9,886	(766)
Deferred (provision) benefit for income taxes:
Federal	(84,704)	(56,752)	338,500
State	(14,294)	(22,117)	115,500
	(98,998)	(78,869)	454,000
(Provision) benefit for income taxes	$(134,099)	$(68,983)	$453,234

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our net deferred income tax asset are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Inventory valuation adjustments	$84,443	$114,063
Financial accruals	39,653	42,450
Federal net operating loss carryforwards	102,971	161,265
State net operating loss carryforwards	40,731	48,901
Tax credit carryforwards	4,428	4,445
Goodwill impairment charges	7,150	8,566
Other, net	(413)	301
Total deferred tax asset	278,963	379,991
Less: Valuation allowance	(2,561)	(4,591)
Net deferred tax asset	$276,402	$375,400

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

As of December 31, 2014, we had a $279.0 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $2.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  In addition, as of such date, $119.0 million (or approximately $294.2 million and $278.7 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 ("Section 382") gross annual deduction limitation of $15.6 million for both federal and state purposes.  The remaining $24.7 million represents state net operating loss carryfowards that are not limited by Section 382.  Our gross federal and state net operating loss carryforwards of approximately $294 million and $743 million, respectively, if unused, will begin to expire in 2028 and 2015, respectively.  The remaining deferred tax asset represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

As of December 31, 2013, we had a $380.0 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $4.6 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  In addition, as of such date, $125.5 million (or approximately $310 million and $297 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards was subject to the Section 382 limitation for both federal and state purposes.  The remaining $84.7 million (or approximately $165 million and $598 million, respectively, of federal and state net operating loss carryforwards on a gross basis) was not limited by Section 382.  The remaining deferred tax asset represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 2014 provision for income taxes was $134.1 million related primarily to our $350.0 million of pretax income.  The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Income before taxes	$349,964	$257,698	$78,187
(Provision) benefit for income taxes at federal statutory rate	$(122,488)	$(90,194)	$(27,365)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(12,961)	(9,426)	(2,947)
Net deferred tax asset valuation (allowance) benefit	2,030	13,115	483,724
(Increases) decreases in liability for unrecognized tax benefits	(1,605)	16,105	―
Domestic production activities deduction	1,562	―	―
Other, net	(637)	1,417	(178)
(Provision) benefit for income taxes	$(134,099)	$(68,983)	$453,234
Effective tax rate	38.3%	26.8%	―

As of December 31, 2014, our liability for unrecognized tax benefits was $2.5 million, of which $1.6 million, if recognized, would affect our effective tax rate.  Our liabilities for unrecognized tax benefits are included in accrued liabilities on the accompanying consolidated balance sheets.  We classify estimated interest expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2014, accrued interest and penalties related to unrecognized tax benefits was $0.3 million, all of which was recorded during 2014.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding accrued interest, is as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)

Balance, beginning of the year	$472	$13,484
Changes based on tax positions related to the current year	1,567	472
Changes for tax position in prior years	497	―
Reductions due to lapse of statute of limitations	―	(13,484)
Settlements	―	―
Balance, end of the year	$2,536	$472

We do not expect a significant change in the liability for unrecognized tax benefits during the next twelve months.  In addition, as of December 31, 2014, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2009 through 2014.

12. Stock Incentive and Employee Benefit Plans

   a. Stock Incentive Plans

     The Company has share-based awards outstanding under three different plans, pursuant to which we have granted stock options, stock appreciation rights, restricted and unrestricted stock, and performance share awards to key officers, employees, and directors.  The exercise price of our share-based awards may not be less than the market value of our common stock on the date of grant.  Stock options and stock appreciation rights vest based on either time (generally over a one to four year period) or market performance (based on stock price appreciation) and generally expire between five and ten years after the date of grant.  The fair value for stock options and stock appreciation rights is established at the date of grant using the Black-Scholes model for awards that vest based on time and a lattice model for awards that vest based on market performance.  Restricted stock typically vests over a three year period and are valued at the closing price on the date of grant.

During the years ended December 31, 2014, 2013 and 2012, we granted 6.5 million, 6.3 million and 3.5 million capped stock appreciation rights, respectively, to our officers and key employees.  The 2013 and 2012 capped stock appreciation rights have a grant price equal to the Company's common stock closing price on the issuance date, with the value per share of the award capped at the difference between $12.00 and the grant price, and the 2014 capped stock appreciation rights have a

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

grant price equal to the Company's common stock closing price on the issuance date, with the value per share of the award capped at $4.00 above the grant price.  Additionally, on April 2, 2012 the Compensation Committee of our Board of Directors provided a one-time grant of 2.7 million market based capped stock appreciation rights to 12 senior executives.  These market based awards have a five year term and vest in three equal tranches only if the Company's common stock closing price reaches eight ($8), nine ($9) and ten ($10) dollars, respectively, for twenty consecutive trading days.  During the year ended December 31, 2013, one-third of the market based award vested as the criteria for the $8 tranche was met, and as of December 31, 2014, two-thirds of the award remain unvested.  The value per share of the award is capped at the difference between twelve dollars ($12) and the grant price.

The following is a summary of stock option and stock appreciation rights activity relating to our three plans on a combined basis for the years ended December 31, 2014, 2013 and 2012:
	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	19,781,866	$5.54	18,616,382	$4.21	17,877,785	$4.33
Granted	6,515,269	7.90	6,261,602	8.40	6,222,222	4.24
Exercised	(2,620,925)	3.64	(4,479,325)	3.55	(4,677,271)	2.79
Canceled	(1,584,669)	14.24	(616,793)	8.79	(806,354)	16.04

Outstanding, end of year	22,091,541	$5.84	19,781,866	$5.54	18,616,382	$4.21

Exercisable at end of year	9,762,383	$3.98	9,736,564	$4.28	11,956,258	$4.17

Available for future grant	51,230,067		13,971,091		23,283,953

At December 31, 2014, 20,375,919 stock options and stock appreciation rights were vested or expected to vest in the future with a weighted average exercise price of $5.66 and a weighted average expected life of 2.9 years.  During the years ended December 31, 2014, 2013 and 2012, the total fair value of stock options and stock appreciation rights vested was $2.5 million, $3.0 million and $5.9 million, respectively.  The total intrinsic value of stock options and stock appreciation rights exercised during the years ended December 31, 2014, 2013 and 2012 was $12.6 million, $23.0 million and $17.3 million, respectively.  The intrinsic value of options exercised is the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price.

The following table summarizes information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2014:

Outstanding					Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$0.67	$4.29	10,384,020	$3.28	1.91	7,900,969	$3.28
$5.67	$7.93	3,522,760	$7.39	4.66	70,693	$7.39
$8.17	$9.29	8,184,761	$8.42	3.59	1,790,721	$8.42

As of December 31, 2014, the total intrinsic value of stock options and stock appreciation rights outstanding was $41.8 million, of which $34.3 million related to stock options and stock appreciation rights exercisable, and the total intrinsic value of stock options and stock appreciation rights vested and expected to vest in the future was $41.6 million.  The intrinsic value of these stock options and stock appreciation rights outstanding, is the difference between the fair market value of the Company's common stock on the last trading day of fiscal 2014 and the exercise price.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option and stock appreciation right granted during each of the three years ended December 31, 2014, 2013 and 2012 was estimated using the following weighted average assumptions:

	2014	2013	2012

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	48.44%	57.70%	82.09%
Risk-free interest rate	0.95%	0.36%	0.73%
Expected life	3.5 years	3.5 years	2.5 years

Based on the above assumptions, the weighted average per share fair value of stock options and stock appreciation rights granted during the years ended December 31, 2014, 2013 and 2012, was $0.99, $0.86 and $0.91, respectively.

Restricted Stock Awards.  During the years ended December 31, 2014, 2013 and 2012, we issued 0.5 million shares, 0.3 million shares and 0.4 million shares, respectively, of restricted common stock to our officers and key employees.  The shares of restricted common stock issued vest in three equal installments on each of the first three anniversaries of the issuance date.  Compensation expense for these awards is being recognized using the straight-line method over the vesting period.

The following is a summary of unvested restricted stock activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	538,530	$6.72	344,448	$4.31	―	$	―
Granted	472,951	7.84	317,643	8.39	359,599		4.31
Vested	(211,550)	6.32	(114,820)	4.31	―		―
Canceled	(29,216)	6.73	(8,741)	4.29	(15,151)		4.29
Outstanding, end of year	770,715	$7.51	538,530	$6.72	344,448		$4.31

Performance Share Awards.  During the years ended December 31, 2014, 2013 and 2012, we granted 0.1 million, 0.2 million and 0.4 million performance share awards, respectively, to our officers and key employees for which the number of performance share awards ultimately issued will be based on the Company's actual earnings per share for the years ended December 31, 2014 (with respect to the 2012 awards ("2012 PSAs")), 2015 (with respect to the 2013 awards ("2013 PSAs")) and 2016 (with respect to the 2014 awards ("2014 EPS PSAs")), with payouts at 1-4 times the target number of shares based on actual earnings per share for these periods, subject to a minimum earnings per share threshold.  We evaluate the probability of achieving earnings per share targets established under each of the performance share awards quarterly and estimate the number of shares underlying the performance share awards that are probable of being issued.  Compensation expense for these awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued.  As of December 31, 2014, the unamortized compensation cost related to the 2014 EPS PSAs, 2013 PSAs and 2012 PSAs considered probable of being issued was $0.9 million, $0.9 million and $0.5 million, expected to be recognized over a weighted average period of 2.2 years, 1.2 years and 0.2 years, respectively.  Additionally, during the year ended December 31, 2014, we granted 0.1 million performance share awards to our officers and key employees for which the number of performance share awards ultimately issued will be based on the Company's relative total shareholder return ("TSR") performance over a three-year period from 2014-2016 ("2014 TSR PSAs") in comparison to the TSR performance of a comparative peer group selected by our Compensation Committee, with payouts at 1-4 times the target number of shares based on actual TSR performance, subject to minimum TSR thresholds.  Compensation expense for these awards is being recognized using the straight-line method over the requisite service period.  As of December 31, 2014, the unamortized compensation cost related to the 2014 TSR PSAs considered probable of being issued was $1.0 million, expected to be recognized over a weighted average period of 2.2 years.

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of performance share award activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	602,242	$5.81	405,012	$4.29	―	$	―
Granted	227,914	11.01	223,454	8.39	405,012		4.29
Vested	―	―	―	―	―		―
Canceled	―	―	(26,224)	4.29	―		―
Outstanding, end of year	830,156	$7.24	602,242	$5.81	405,012		$4.29

Other Stock-Based Awards.  During the years ended December 31, 2014, 2013 and 2012, we issued 60,872 shares, 47,272 shares and 77,948 shares, respectively, of unrestricted common stock to our independent directors (excluding directors appointed by MatlinPatterson who did not receive any stock awards).  Additionally, during 2012 we issued 462,119 shares of unrestricted common stock to our officers and key employees in connection with bonuses earned for the year ended December 31, 2011.

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Stock options and stock appreciation rights	$3,618	$3,875	$4,523
Unrestricted stock grants	480	400	488
Restricted stock grants	1,842	1,073	378
Performance share awards	2,529	3,667	1,762
Total	$8,469	$9,015	$7,151

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2014		2013		2012
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options and stock appreciation rights	$6,777	2.1 years	$5,260	1.9 years	$4,395	1.7 years
Unvested restricted stock grants	4,090	2.1 years	2,473	2.0 years	1,098	2.2 years
Unvested performance share awards	3,267	1.7 years	7,320	1.8 years	5,188	2.2 years
Total unrecognized compensation expense	$14,134	2.0 years	$15,053	1.9 years	$10,681	2.0 years

  b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code.  Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $5,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2014, 2013 and 2012, were $3.6 million, $2.8 million and $2.2 million, respectively.

13.  Stockholder Rights Plan

On October 30, 2014, we entered into Amendment No. 1 to Amended and Restated Rights Agreement ("Amendment No. 1") with Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent, which amended

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our Amended and Restated Rights Agreement, dated as of December 20, 2011, (the "Rights Agreement"). The Rights Agreement and the rights issued thereunder were scheduled to expire on December 31, 2014.  Amendment No. 1 extended the expiration date of each right issued pursuant to the Rights Agreement to December 31, 2017, revised the definition of beneficial ownership to capture ownership through derivative contracts and contained certain other clarifying and technical amendments.  The Rights Agreement amended and restated in its entirety the Company's rights agreement, which had been effective since December 31, 2001 (as in effect prior to December 20, 2011, the "Original Rights Agreement").  Under the Original Rights Agreement, one preferred stock purchase right was granted for each share of outstanding common stock of Standard Pacific payable to holders of record on December 31, 2001, and all subsequently issued shares of our common stock.  Each right entitles the holder, in certain situations where a person acquires beneficial ownership of 15% or more of our common stock, as described in the Rights Agreement, and upon paying the exercise price (currently $20.00), to purchase common stock or other securities having a market value equal to two times the exercise price.  Also, after any such acquisition of 15% of our common stock, if we merge with another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring party at a 50% discount from the then-current market value.  In either situation, the rights are not exercisable by the acquiring party.  Until the occurrence of certain events described in the Rights Agreement, the rights may be terminated at any time or redeemed at the rate of $0.001 per right and the Rights Agreement amended by Standard Pacific's Board of Directors including, if it believes a proposed acquisition to be in the best interests of our stockholders.  As provided in the Original Rights Agreement, under the Rights Agreement, MP CA Homes, LLC and its affiliates generally will not be deemed an acquiring party under the Rights Agreement.  The rights will expire on December 31, 2017, unless earlier terminated, redeemed or exchanged.  Initially the rights trade with our common stock and are not exercisable, however, if the rights are separated from the common shares, the rights expire three years from the date of such separation.

14. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2014:
Revenues	$465,183	$598,598	$611,028	$760,488	$2,435,297
Homebuilding gross margin	$118,950	$157,940	$159,060	$182,433	$618,383
Net income	$38,159	$56,463	$56,599	$64,644	$215,865
Basic income per common share	$0.10	$0.15	$0.15	$0.18	$0.59
Diluted income per common share	$0.09	$0.14	$0.14	$0.16	$0.54

2013:
Revenues	$363,398	$446,092	$517,595	$612,434	$1,939,519
Homebuilding gross margin	$74,526	$102,762	$129,390	$162,518	$469,196
Net income	$21,824	$43,136	$58,935	$64,820	$188,715
Basic income per common share	$0.06	$0.12	$0.16	$0.18	$0.52
Diluted income per common share	$0.05	$0.11	$0.15	$0.16	$0.47
________________
(1)	Per share amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

15. Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$141,527		$128,061		$122,352
Income taxes		$7,297		$3,792		$206

Supplemental Disclosure of Noncash Activities:
Increase in inventory in connection with purchase or consolidation of joint ventures	$	―	$	―		$66,323
Liabilities assumed in connection with acquisition		$3,659		$4,983	$	―
Changes in inventories not owned		$14,074		$1,171		$5,139
Changes in liabilities from inventories not owned		$14,074		$1,171		$5,139

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 6.b. "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$813,423	$1,025,404	$572,351	$	―	$2,411,178
Cost of sales	(599,911)	(779,578)	(413,306)		―	(1,792,795)
Gross margin	213,512	245,826	159,045		―	618,383
Selling, general and administrative expenses	(101,020)	(131,068)	(43,773)		―	(275,861)
Income (loss) from unconsolidated joint ventures	(71)	88	(685)		―	(668)
Equity income of subsidiaries	155,943	―	―		(155,943)	―
Interest income (expense), net	13,718	(11,497)	(2,221)		―	―
Other income (expense)	(3,954)	(469)	2,690		―	(1,733)
Homebuilding pretax income	278,128	102,880	115,056		(155,943)	340,121
Financial Services:
Financial services pretax income	―	―	9,843		―	9,843
Income before taxes	278,128	102,880	124,899		(155,943)	349,964
Provision for income taxes	(62,263)	(40,469)	(31,367)		―	(134,099)
Net income	$215,865	$62,411	$93,532		$(155,943)	$215,865

	Year Ended December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$819,044	$826,245	$269,320	$	―	$1,914,609
Cost of sales	(609,858)	(632,733)	(202,822)		―	(1,445,413)
Gross margin	209,186	193,512	66,498		―	469,196
Selling, general and administrative expenses	(94,819)	(111,746)	(24,126)		―	(230,691)
Income (loss) from unconsolidated joint ventures	1,369	(137)	(283)		―	949
Equity income of subsidiaries	81,140	―	―		(81,140)	―
Interest income (expense), net	16,419	(11,651)	(4,768)		―	―
Other income (expense)	7,515	(321)	(379)		―	6,815
Homebuilding pretax income	220,810	69,657	36,942		(81,140)	246,269
Financial Services:
Financial services pretax income	―	―	11,429		―	11,429
Income before income taxes	220,810	69,657	48,371		(81,140)	257,698
Provision for income taxes	(32,095)	(23,676)	(13,212)		―	(68,983)
Net income	$188,715	$45,981	$35,159		$(81,140)	$188,715

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$518,040	$580,419	$138,499	$	―	$1,236,958
Cost of sales	(408,569)	(463,566)	(121,149)		―	(993,284)
Gross margin	109,471	116,853	17,350		―	243,674
Selling, general and administrative expenses	(78,335)	(81,490)	(12,382)		―	(172,207)
Loss from unconsolidated joint ventures	(166)	(659)	(1,265)		―	(2,090)
Equity income of subsidiaries	13,314	―	―		(13,314)	―
Interest income (expense), net	17,319	(17,052)	(6,663)		―	(6,396)
Other income (expense)	4,695	194	(225)		―	4,664
Homebuilding pretax income (loss)	66,298	17,846	(3,185)		(13,314)	67,645
Financial Services:
Financial services pretax income	―	―	10,542		―	10,542
Income before taxes	66,298	17,846	7,357		(13,314)	78,187
Benefit (provision) for income taxes	465,123	(6,668)	(5,221)		―	453,234
Net income	$531,421	$11,178	$2,136		$(13,314)	$531,421

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$133,304	$1,061	$46,063	$	―	$180,428
Restricted cash	―	―	38,222		―	38,222
Trade, intercompany and other receivables	1,645,356	4,379	191,268		(1,821,998)	19,005
Inventories:
Owned	1,059,197	1,234,233	961,774		―	3,255,204
Not owned	17,360	28,520	39,273		―	85,153
Investments in unconsolidated joint ventures	(1,653)	497	51,267		―	50,111
Investments in subsidiaries	957,933	―	―		(957,933)	―
Deferred income taxes, net	283,890	―	―		(7,488)	276,402
Other assets	34,094	6,855	1,643		―	42,592
Total Homebuilding Assets	4,129,481	1,275,545	1,329,510		(2,787,419)	3,947,117
Financial Services:
Cash and equivalents	―	―	31,965		―	31,965
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	174,420		―	174,420
Mortgage loans held for investment, net	―	―	14,380		―	14,380
Other assets	―	―	6,980		(1,737)	5,243
Total Financial Services Assets	―	―	229,040		(1,737)	227,303
Total Assets	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$13,856	$16,202	$15,027	$	―	$45,085
Accrued liabilities and intercompany payables	206,731	868,922	783,324		(1,635,194)	223,783
Secured project debt and other notes payable	100,813	―	4,689		(100,813)	4,689
Senior notes payable	2,131,393	―	―		―	2,131,393
Total Homebuilding Liabilities	2,452,793	885,124	803,040		(1,736,007)	2,404,950
Financial Services:
Accounts payable and other liabilities	―	―	18,585		(15,216)	3,369
Mortgage credit facilities	―	―	169,413		(80,000)	89,413
Total Financial Services Liabilities	―	―	187,998		(95,216)	92,782
Total Liabilities	2,452,793	885,124	991,038		(1,831,223)	2,497,732

Equity:
Total Stockholders' Equity	1,676,688	390,421	567,512		(957,933)	1,676,688
Total Liabilities and Equity	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

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

STANDARD PACIFIC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(56,158)	$(118,941)	$(187,298)	$	―	$(362,397)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(10,506)		―	(10,506)
Distributions of capital from unconsolidated homebuilding joint ventures	227	228	17,555		―	18,010
Net cash paid for acquisitions	―	(36,047)	2,277		―	(33,770)
Loan to parent and subsidiaries	―	―	(180,000)		180,000	―
Other investing activities	(1,571)	(1,351)	(1,832)		―	(4,754)
Net cash provided by (used in) investing activities	(1,344)	(37,170)	(172,506)		180,000	(31,020)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(16,762)		―	(16,762)
Principal payments on secured project debt and other notes payable	―	―	(1,458)		―	(1,458)
Loan from subsidiary	100,000	―	―		(100,000)	―
Principal payment on senior notes payable	(4,971)	―	―		―	(4,971)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(6,230)	―	―		―	(6,230)
Net proceeds from (payments on) mortgage credit facilities	―	―	68,546		(80,000)	(11,454)
(Contributions to) distributions from Corporate and subsidiaries	8,350	―	(8,350)		―	―
Repurchases of common stock	(36,781)	―	―		―	(36,781)
Proceeds from the exercise of stock options	6,771	―	―		―	6,771
Excess tax benefits from share-based payment arrangements	13,404	―	―		―	13,404
Intercompany advances, net	(365,026)	156,678	208,348		―	―
Net cash provided by (used in) financing activities	15,517	156,678	250,324		(180,000)	242,519

Net increase (decrease) in cash and equivalents	(41,985)	567	(109,480)		―	(150,898)
Cash and equivalents at beginning of year	175,289	494	187,508		―	363,291
Cash and equivalents at end of year	$133,304	$1,061	$78,028	$	―	$212,393

	Year Ended December 31, 2013
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$163,640	$(172,687)	$(145,169)	$	―	$(154,216)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(534)	(50)	(23,744)		―	(24,328)
Distributions of capital from unconsolidated homebuilding joint ventures	―	244	4,519		―	4,763
Net cash paid for acquisitions	―	(27,113)	(89,149)		―	(116,262)
Other investing activities	(1,946)	(3,768)	(2,316)		―	(8,030)
Net cash provided by (used in) investing activities	(2,480)	(30,687)	(110,690)		―	(143,857)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	6,565		―	6,565
Principal payments on secured project debt and other notes payable	(6,804)	―	(1,530)		―	(8,334)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(5,316)	―	―		―	(5,316)
Net proceeds from (payments on) mortgage credit facilities	―	―	8,708		―	8,708
(Contributions to) distributions from Corporate and subsidiaries	(11,691)	―	11,691		―	―
Payment of issuance costs in connection with preferred shareholder equity transactions	(350)	―	―		―	(350)
Proceeds from the exercise of stock options	13,536	―	―		―	13,536
Intercompany advances, net	(429,968)	203,754	226,214		―	―
Net cash provided by (used in) financing activities	(140,593)	203,754	251,648		―	314,809

Net increase (decrease) in cash and equivalents	20,567	380	(4,211)		―	16,736
Cash and equivalents at beginning of year	154,722	114	191,719		―	346,555
Cash and equivalents at end of year	$175,289	$494	$187,508	$	―	$363,291

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

Management's Annual Report on Internal Control Over Financial Reporting

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

     The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Standard Pacific Corp.:
We have audited Standard Pacific Corp. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Standard Pacific Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Standard Pacific Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Pacific Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Standard Pacific Corp. and subsidiaries and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 23, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information required by this item will be set forth in the Company's 2015 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014 (the "2015 Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the 2015 Proxy Statement is incorporated herein by this reference. All references to the 2015 Proxy Statement in this Part III are exclusive of the information set forth under the captions "Compensation Committee Report" and "Audit Committee Report."

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by this item will be set forth in the 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2015 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014	39
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014	40
	Consolidated Balance Sheets at December 31, 2014 and 2013	41
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2014	42
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014	43
	Notes to Consolidated Financial Statements	44

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 79-81 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 79-81 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PACIFIC CORP. (Registrant)

By:	/s/ Scott D. Stowell
Scott D. Stowell
Chief Executive Officer and President

February 23, 2015

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

Signature	Title	Date

/S/ Scott D. Stowell	Chief Executive Officer, President and Director	February 23, 2015
(Scott D. Stowell)
/S/ Ronald R. Foell	Chairman of the Board	February 23, 2015
(Ronald R. Foell)
/S/ Jeff J. McCall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2015
(Jeff J. McCall)
/S/ Bruce A. Choate	Director	February 23, 2015
(Bruce A. Choate)
/S/ Douglas C. Jacobs	Director	February 23, 2015
(Douglas C. Jacobs)
/S/ David J. Matlin	Director	February 23, 2015
(David J. Matlin )
/S/ John R. Peshkin	Director	February 23, 2015
(John R. Peshkin)
/S/ Peter Schoels	Director	February 23, 2015
(Peter Schoels)

INDEX TO EXHIBITS

*3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 19, 2008.

*3.2
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on August 19, 2008.

*3.3
Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on August 19, 2008.

*3.4	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2014.

*4.1	Form of Specimen Stock Certificate, incorporated by reference to Exhibit 28.3 to the Registrant's Registration Statement on Form S-4 (file no. 33-42293) filed on August 16, 1991.

*4.2
Amended and Restated Rights Agreement, dated as of December 20, 2011, between the Registrant and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2011.

*4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 30, 2014, by and between Standard Pacific Corp. and Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2014.

*4.4
Senior Debt Securities Indenture, dated as of April 1, 1999, by and between the Company and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 16, 1999.

*4.5
Tenth Supplemental Indenture relating to the Registrant's 7% Senior Notes due 2015, dated as of August 1, 2005, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 5, 2005.

*4.6
Eleventh Supplemental Indenture relating to the addition of certain of the Registrant's wholly owned subsidiaries as guarantors of all of the Registrant's outstanding senior notes (including the form of guaranty), dated as of February 22, 2006, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

*4.7
Twelfth Supplemental Indenture, relating to the amendment of the security provisions of the Registrant's outstanding senior notes, dated as of May 5, 2006, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.8
Thirteenth Supplemental Indenture, dated as of October 8, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on October 9, 2009.

*4.9
Fourteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2018, dated as of May 3, 2010, by and between the Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2010.

*4.10
Fifteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2018, dated as of December 22, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2010.

*4.11
Sixteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2021, dated as of December 22, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon

Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 23, 2010.

*4.12
Seventeenth Supplemental Indenture relating to the Registrant's 6¼% Senior Notes due 2014 and 7% Senior Notes due 2015, dated as of December 22, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on December 23, 2010.

*4.13
Eighteenth Supplemental Indenture, dated as of August 6, 2012, relating to the Registrant's 1¼% Convertible Senior Notes due 2032, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2012.

*4.14
Nineteenth Supplemental Indenture, dated as of August 6, 2012, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 6, 2012.

*4.15
Twentieth Supplemental Indenture, dated as of August 6, 2013, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2013.

*4.16
Twenty-First Supplemental Indenture, dated as of November 6, 2014, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2014.

*4.17
Indenture relating to Standard Pacific Escrow LLC's 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of September 17, 2009, between Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2009.

*4.18
First Supplemental Indenture relating to Standard Pacific Escrow LLC's 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of October 8, 2009, between the Company, Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2009.

*10.1	Stockholders Agreement, dated June 27, 2008, between the Company and MP CA Homes, LLC, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 1, 2008.

*10.2
Letter Agreement, dated April 27, 2011, amending the June 27, 2008 Stockholders Agreement between the Company and MP CA Homes, LLC, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

+*10.3
2000 Stock Incentive Plan of Standard Pacific Corp., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

+*10.4	Standard Pacific Corp. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 11, 2005.

+*10.5
Standard Pacific Corp. 2008 Equity Incentive Plan (as amended and restated May 18, 2011), incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

+*10.6
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company's  equity incentive plan, incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.7
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with the Company's  equity incentive plan, incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.8	Standard Terms and Conditions for Capped Stock Appreciation Rights, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

+*10.9	Standard Terms and Conditions for Restricted Stock Grants, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

+*10.10	Standard Terms and Conditions for Performance Share Awards, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

+*10.11	Form of Executive Officers Indemnification Agreement, incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.

+*10.12	Form of Severance and Change in Control Protection Agreement, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

*10.13	Standard Pacific Corp. 2014 Omnibus Incentive Compensation Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

*10.14	Description of CEO compensation changes, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2014.

*10.15
Amended and Restated Credit Agreement, dated as of October 19, 2012, among the Company, JPMorgan Chase Bank, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 19, 2012.

*10.16
First Amendment to Amended and Restated Credit Agreement, dated as of September 26, 2013, by and among the Company, JPMorgan Chase Bank, N.A, and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2013.

*10.17
Letter Agreement, dated as of October 24, 2013, regarding Amended and Restated Credit Agreement, by and among the Company, JPMorgan Chase Bank, N.A., and the several lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 25, 2013.

*10.18
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

101
The following materials from Standard Pacific Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

________________
(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.