Form 10-Q
period 2015-03-31
STANDARD PACIFIC CORP /DE/
filed 2015-05-01
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Registrant's shares of common stock outstanding at April 30, 2015: 275,371,821

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$468,379	$446,918
Land sale revenues	1,899	13,281
Total revenues	470,278	460,199
Cost of home sales	(354,817)	(328,245)
Cost of land sales	(1,356)	(13,004)
Total cost of sales	(356,173)	(341,249)
Gross margin	114,105	118,950
Selling, general and administrative expenses	(66,070)	(58,590)
Income (loss) from unconsolidated joint ventures	(451)	(437)
Other income (expense)	(296)	(13)
Homebuilding pretax income	47,288	59,910
Financial Services:
Revenues	4,919	4,984
Expenses	(4,101)	(3,440)
Other income	390	161
Financial services pretax income	1,208	1,705

Income before taxes	48,496	61,615
Provision for income taxes	(16,891)	(23,456)
Net income	31,605	38,159
Less: Net income allocated to preferred shareholder	(7,662)	(9,147)
Less: Net income allocated to unvested restricted stock	(67)	(59)
Net income available to common stockholders	$23,876	$28,953

Income Per Common Share:
Basic	$0.09	$0.10
Diluted	$0.08	$0.09

Weighted Average Common Shares Outstanding:
Basic	273,635,605	277,948,342
Diluted	310,391,822	315,894,969

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	87,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	398,204,608	403,707,755

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$80,926	$180,428
Restricted cash	39,241	38,222
Trade and other receivables	25,970	19,005
Inventories:
Owned	3,480,777	3,255,204
Not owned	50,856	85,153
Investments in unconsolidated joint ventures	51,362	50,111
Deferred income taxes, net of valuation allowance of $1,375 and $2,561 at
March 31, 2015 and December 31, 2014, respectively	273,678	276,402
Other assets	39,872	42,592
Total Homebuilding Assets	4,042,682	3,947,117
Financial Services:
Cash and equivalents	22,672	31,965
Restricted cash	1,295	1,295
Mortgage loans held for sale, net	98,692	174,420
Mortgage loans held for investment, net	18,518	14,380
Other assets	8,290	5,243
Total Financial Services Assets	149,467	227,303
Total Assets	$4,192,149	$4,174,420

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$58,564	$45,085
Accrued liabilities	199,846	223,783
Revolving credit facility	15,000	―
Secured project debt and other notes payable	4,378	4,689
Senior notes payable	2,132,229	2,131,393
Total Homebuilding Liabilities	2,410,017	2,404,950
Financial Services:
Accounts payable and other liabilities	2,240	3,369
Mortgage credit facilities	91,537	89,413
Total Financial Services Liabilities	93,777	92,782
Total Liabilities	2,503,794	2,497,732

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 shares
issued and outstanding at March 31, 2015 and December 31, 2014	3	3
Common stock, $0.01 par value; 600,000,000 shares authorized; 274,390,765 and 275,141,189 shares issued and outstanding at March 31, 2015 and
December 31, 2014, respectively	2,744	2,751
Additional paid-in capital	1,326,771	1,346,702
Accumulated earnings	358,837	327,232
Total Equity	1,688,355	1,676,688
Total Liabilities and Equity	$4,192,149	$4,174,420

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$31,605	$38,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	451	437
Depreciation and amortization	1,422	1,178
Loss on disposal of property and equipment	19	1
Amortization of stock-based compensation	2,695	2,372
Excess tax benefits from share-based payment arrangements	(3,369)	―
Deferred income tax provision	16,874	23,622
Changes in cash and equivalents due to:
Trade and other receivables	(7,008)	(17,549)
Mortgage loans held for sale	75,724	51,938
Inventories - owned	(199,972)	(188,759)
Inventories - not owned	(5,878)	(8,165)
Other assets	76	(833)
Accounts payable	13,479	1,376
Accrued liabilities	(20,189)	(21,340)
Net cash provided by (used in) operating activities	(94,071)	(117,563)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(7,639)	(2,787)
Distributions of capital from unconsolidated joint ventures	5,732	14,808
Other investing activities	(5,977)	(1,735)
Net cash provided by (used in) investing activities	(7,884)	10,286

Cash Flows From Financing Activities:
Change in restricted cash	(1,019)	(5,238)
Borrowings from revolving credit facility	27,700	―
Principal payments on revolving credit facility	(12,700)	―
Principal payments on secured project debt and other notes payable	(311)	(890)
Net proceeds from (payments on) mortgage credit facilities	2,124	(48,370)
Repurchases of common stock	(22,073)	―
Issuance of common stock under employee stock plans	(3,930)	3,596
Excess tax benefits from share-based payment arrangements	3,369	―
Net cash provided by (used in) financing activities	(6,840)	(50,902)

Net increase (decrease) in cash and equivalents	(108,795)	(158,179)
Cash and equivalents at beginning of period	212,393	363,291
Cash and equivalents at end of period	$103,598	$205,112

Cash and equivalents at end of period	$103,598	$205,112
Homebuilding restricted cash at end of period	39,241	26,698
Financial services restricted cash at end of period	1,295	1,295
Cash and equivalents and restricted cash at end of period	$144,134	$233,105

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2015 and the results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2014.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to Standard Pacific Corp. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.       Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which clarifies when an in-substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred.  By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property.  For public companies, ASU 2014-04 is effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-04 on January 1, 2015 did not have an effect on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area.  The new guidance requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, income, and expenses of discontinued operations.  The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.  For public companies, the amendments in ASU 2014-08 are effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-08 on January 1, 2015 did not have an effect on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  For public companies, the amendments in ASU 2014-09 are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied either with a full retrospective or modified retrospective approach, with early application not permitted.  We are currently evaluating the impact the adoption will have on our condensed consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718, Compensation — Stock Compensation ("ASC 718"), as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15"), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, ("ASU 2015-02"), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Our adoption of ASU 2015-02 is not expected to have a material effect on our condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Our adoption of ASU 2015-03 is not expected to have a material effect on our condensed consolidated financial statements.

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Homebuilding revenues:
California	$185,621	$219,479
Southwest	138,208	107,207
Southeast	146,449	133,513
Total homebuilding revenues	$470,278	$460,199

Homebuilding pretax income:
California	$25,098	$38,553
Southwest	11,797	10,058
Southeast	10,393	11,299
Total homebuilding pretax income	$47,288	$59,910

Segment financial information relating to the Company's homebuilding assets was as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets:
California	$1,607,808	$1,542,584
Southwest	877,207	826,489
Southeast	1,138,482	1,060,343
Corporate	419,185	517,701
Total homebuilding assets	$4,042,682	$3,947,117

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

The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$31,605	$38,159
Less: Net income allocated to preferred shareholder	(7,662)	(9,147)
Less: Net income allocated to unvested restricted stock	(67)	(59)
Net income available to common stockholders for basic
earnings per common share	23,876	28,953
Effect of dilutive securities:
Net income allocated to preferred shareholder	7,662	9,147
Interest on 1¼% convertible senior notes due 2032,
included in cost of sales	41	41
Net income available to common and preferred stock for diluted
earnings per share	$31,579	$38,141

Denominator:
Weighted average basic common shares outstanding	273,635,605	277,948,342
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	87,812,786	87,812,786
Total weighted average common shares outstanding if preferred shares
converted to common shares	361,448,391	365,761,128
Effect of dilutive securities:
Share-based awards	5,443,367	6,633,777
1¼% convertible senior notes due 2032	31,312,850	31,312,850
Weighted average diluted shares outstanding	398,204,608	403,707,755

Income per common share:
Basic	$0.09	$0.10
Diluted	$0.08	$0.09

5.      Stock-Based Compensation

We account for share-based awards in accordance with ASC 718 which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Total compensation expense recognized related to stock-based compensation was $2.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, total unrecognized stock-based compensation expense was $11.6 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 1.9 years.

6.      Restricted Cash

At March 31, 2015, restricted cash included $40.5 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($39.2 million of homebuilding restricted cash and $1.3 million of financial services restricted cash).

7.      Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	March 31, 2015
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$1,032,490	$515,054	$739,460	$2,287,004
Homes completed and under construction	405,140	294,396	308,317	1,007,853
Model homes	83,047	43,090	59,783	185,920
Total inventories owned	$1,520,677	$852,540	$1,107,560	$3,480,777

	December 31, 2014
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$1,021,585	$504,538	$722,166	$2,248,289
Homes completed and under construction	318,982	250,498	258,132	827,612
Model homes	81,763	44,437	53,103	179,303
Total inventories owned	$1,422,330	$799,473	$1,033,401	$3,255,204

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of March 31, 2015 and 2014, the total active and future projects that we owned were 367 and 361, respectively.  During the three months ended March 31, 2015 and 2014, we reviewed all projects for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Land purchase and lot option deposits	$46,323	$47,472
Other lot option contracts, net of deposits	4,533	37,681
Total inventories not owned	$50,856	$85,153

Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of March 31, 2015 and December 31, 2014, we had consolidated $1.4 million and $7.6 million, respectively, within inventories not owned (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

Other lot option contracts also included $3.1 million, as of March 31, 2015 and December 31, 2014, of purchase price allocated in connection with a business acquisition during the 2013 second quarter, and $27.0 million as of December 31, 2014 related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land.

8.      Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the three months ended March 31, 2015 and 2014, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the three months ended March 31, 2015 and 2014 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	(Dollars in thousands)

Total interest incurred		$41,803		$38,786
Less: Interest capitalized to inventories owned		(41,401)		(38,213)
Less: Interest capitalized to investments in unconsolidated joint ventures		(402)		(573)
Interest expense	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$22,395		$24,368
Interest previously capitalized to inventories owned, included in cost of land sales		$243		$615
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―		$30
Interest capitalized in ending inventories owned (1)		$294,370		$257,981
Interest capitalized as a percentage of inventories owned		8.5%		9.4%
Interest capitalized in ending investments in unconsolidated joint ventures (1)		$1,067		$1,511
Interest capitalized as a percentage of investments in unconsolidated joint ventures		2.1%		3.0%
__________________
(1)
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

9.      Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the condensed combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Three Months Ended March 31,
	2015		2014
	(Dollars in thousands)

Revenues	$	―	$31,224
Cost of sales and expenses		(2,845)	(33,321)
Income (loss) of unconsolidated joint ventures		$(2,845)	$(2,097)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations		$(451)	$(437)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the three months ended March 31, 2015 and 2014, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the three months ended March 31, 2015 and 2014, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the three months ended March 31, 2015 or 2014.

The table set forth below summarizes the condensed combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Cash	$33,270	$29,472
Inventories	193,740	197,727
Other assets	13,492	10,372
Total assets	$240,502	$237,571

Liabilities and Equity:
Accounts payable and accrued liabilities	$15,010	$16,173
Non-recourse debt	30,000	30,000
Standard Pacific equity	55,545	54,347
Other members' equity	139,947	137,051
Total liabilities and equity	$240,502	$237,571

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$51,362	$50,111

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of March 31, 2015 and December 31, 2014, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $1.1 million and $0.7 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2015 and December 31, 2014, respectively, which capitalized interest is not included in the condensed combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of March 31, 2015, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Warranty accrual, beginning of the period	$13,584	$13,811
Warranty costs accrued during the period	1,775	1,183
Warranty costs paid during the period	(2,320)	(1,361)
Warranty accrual, end of the period	$13,039	$13,633

11.    Revolving Credit Facility and Letter of Credit Facilities

As of March 31, 2015, we were party to a $450 million unsecured revolving credit facility (the "Revolving Facility") which matures in July 2018.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased to a maximum amount of $750 million, subject to the availability of additional bank commitments and certain other conditions.  As of March 31, 2015, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of March 31, 2015, we satisfied the conditions that would allow us to borrow up to $450 million under the facility, of which $15 million in borrowings was outstanding, with $435 million of remaining availability.

As of March 31, 2015, we were party to five committed letter of credit facilities totaling $58 million, of which $37.9 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  As of March 31, 2015, these facilities were secured by cash collateral deposits of $38.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.  Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At March 31, 2015, we had approximately $4.4 million outstanding in secured project debt and other notes payable.

13.  Senior Notes Payable

Senior notes payable consisted of the following at:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

7% Senior Notes due August 2015	$29,789	$29,789
10¾% Senior Notes due September 2016, net of discount	273,655	272,684
8⅜% Senior Notes due May 2018, net of premium	578,066	578,278
8⅜% Senior Notes due January 2021, net of discount	397,719	397,642
6¼% Senior Notes due December 2021	300,000	300,000
5⅞% Senior Notes due November 2024	300,000	300,000
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$2,132,229	$2,131,393

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our 1¼% Convertible Senior Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indentures).  As of March 31, 2015, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures further provide that a Guarantor Subsidiary will be released and relieved of any obligations under its note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not Standard Pacific Corp. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  Please see Note 20 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

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

14.    Preferred Stock

Our Series B Preferred Stock is convertible at the holder's option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($3.05, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MP CA Homes LLC ("MatlinPatterson") or its affiliates to an unaffiliated third party.  The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote.  Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company.  Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.

At March 31, 2015, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  MatlinPatterson also owned 126.4 million shares of our common stock.  As of March 31, 2015, the outstanding shares of Series B Preferred Stock on an as converted basis plus the common stock owned by MatlinPatterson represented approximately 59% of the total number of shares of our common stock outstanding on an if-converted basis.

15.    Mortgage Credit Facilities

At March 31, 2015, we had $91.5 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of March 31, 2015, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2015, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Standard Pacific Mortgage is currently negotiating an extension for the $125 million repurchase facility which matures on May 11, 2015.

16.    Disclosures about Fair Value

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

The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	March 31, 2015	December 31, 2014
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$101,019	$176,511

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		March 31, 2015		December 31, 2014
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)
Financial services assets:
Mortgage loans held for investment, net	Level 2	$18,518	$18,518	$14,380	$14,380
Homebuilding liabilities:
Senior notes payable, net	Level 2	$2,132,229	$2,400,930	$2,131,393	$2,337,839

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

The fair value of our cash and equivalents, restricted cash, trade and other receivables, accounts payable, revolving credit facility borrowings, secured project debt and other notes payable, mortgage credit facilities and other liabilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

17.    Commitments and Contingencies

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2015, we had non-refundable cash deposits outstanding of approximately $38.7 million and capitalized pre-acquisition and other development and construction costs of approximately $6.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $382.9 million.

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

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of March 31, 2015, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2015.  In addition, at March 31, 2015, we had $0.1 million of joint venture surety bonds outstanding subject to indemnity arrangements by us related to one project which was substantially complete as of such date.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At March 31, 2015, we had approximately $524.6 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $330.0 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $94.2 million at March 31, 2015 and carried a weighted average interest rate of approximately 3.7%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors.  As of March 31, 2015, Standard Pacific Mortgage had approximately $99.0 million in closed mortgage loans held for sale and $94.5 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

Substantially all of the loans originated by Standard Pacific Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to Standard Pacific Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  As of March 31, 2015, we had incurred an aggregate of $10.8 million in losses related to loan repurchases and make-whole payments we had been required to make on the $9.3 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the first quarter of 2015.  During the three months ended March 31, 2015 and 2014, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0 and $0.2 million, respectively.  As of March 31, 2015, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the 2014 first quarter, Standard Pacific Mortgage made make-whole payments totaling approximately $0.2 million related to three loans, and made no make-whole payments during the 2015 first quarter.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of March 31, 2015 and December 31, 2014 were $62.3 million and $62.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

18.    Income Taxes

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

Our 2015 first quarter provision for income taxes of $16.9 million primarily related to our $48.5 million of pretax income.  As of March 31, 2015, we had a $275.1 million deferred tax asset which was offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $127.6 million of our deferred tax asset related to net operating loss carryforwards ($112.6 million was subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes, and $15.0 million was not subject to such limitation).  The remaining deferred tax asset balance of $147.5 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   In addition, as of March 31, 2015, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2010 through 2014.

19.    Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$12,059	$2,991

20.    Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 13 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2015
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$136,892	$219,728	$113,658	$	―	$470,278
Cost of sales	(103,358)	(170,957)	(81,858)		―	(356,173)
Gross margin	33,534	48,771	31,800		―	114,105
Selling, general and administrative expenses	(23,146)	(32,750)	(10,174)		―	(66,070)
Income (loss) from unconsolidated joint ventures	26	―	(477)		―	(451)
Equity income of subsidiaries	23,367	―	―		(23,367)	―
Interest income (expense), net	3,223	(2,744)	(479)		―	―
Other income (expense)	(1,001)	(148)	853		―	(296)
Homebuilding pretax income	36,003	13,129	21,523		(23,367)	47,288
Financial Services:
Financial services pretax income	―	―	1,208		―	1,208
Income before taxes	36,003	13,129	22,731		(23,367)	48,496
Provision for income taxes	(4,398)	(7,324)	(5,169)		―	(16,891)
Net income	$31,605	$5,805	$17,562		$(23,367)	$31,605

	Three Months Ended March 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$168,340	$205,084	$86,775	$	―	$460,199
Cost of sales	(121,510)	(154,822)	(64,917)		―	(341,249)
Gross margin	46,830	50,262	21,858		―	118,950
Selling, general and administrative expenses	(23,805)	(27,848)	(6,937)		―	(58,590)
Income (loss) from unconsolidated joint ventures	(117)	33	(353)		―	(437)
Equity income of subsidiaries	24,496	―	―		(24,496)	―
Interest income (expense), net	3,689	(2,806)	(883)		―	―
Other income (expense)	(142)	(30)	159		―	(13)
Homebuilding pretax income	50,951	19,611	13,844		(24,496)	59,910
Financial Services:
Financial services pretax income	―	―	1,705		―	1,705
Income before taxes	50,951	19,611	15,549		(24,496)	61,615
Provision for income taxes	(12,792)	(7,255)	(3,409)		―	(23,456)
Net income	$38,159	$12,356	$12,140		$(24,496)	$38,159

20.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2015
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$47,277	$783	$32,866	$	―	$80,926
Restricted cash	―	―	39,241		―	39,241
Trade, intercompany and other receivables	1,773,943	10,318	185,082		(1,943,373)	25,970
Inventories:
Owned	1,094,011	1,302,428	1,084,338		―	3,480,777
Not owned	19,678	22,031	9,147		―	50,856
Investments in unconsolidated joint ventures	(1,628)	523	52,467		―	51,362
Investments in subsidiaries	971,327	―	―		(971,327)	―
Deferred income taxes, net	281,516	―	―		(7,838)	273,678
Other assets	31,582	6,910	1,380		―	39,872
Total Homebuilding Assets	4,217,706	1,342,993	1,404,521		(2,922,538)	4,042,682
Financial Services:
Cash and equivalents	―	―	22,672		―	22,672
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	98,692		―	98,692
Mortgage loans held for investment, net	―	―	18,518		―	18,518
Other assets	―	―	9,896		(1,606)	8,290
Total Financial Services Assets	―	―	151,073		(1,606)	149,467
Total Assets	$4,217,706	$1,342,993	$1,555,594		$(2,924,144)	$4,192,149

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$17,669	$22,451	$18,444	$	―	$58,564
Accrued liabilities and intercompany payables	192,831	924,316	848,459		(1,765,760)	199,846
Revolving credit facility	15,000	―	―		―	15,000
Secured project debt, other notes payable and
intercompany loans	171,622	―	4,378		(171,622)	4,378
Senior notes payable	2,132,229	―	―		―	2,132,229
Total Homebuilding Liabilities	2,529,351	946,767	871,281		(1,937,382)	2,410,017
Financial Services:
Accounts payable and other liabilities	―	―	17,675		(15,435)	2,240
Mortgage credit facilities	―	―	91,537		―	91,537
Total Financial Services Liabilities	―	―	109,212		(15,435)	93,777
Total Liabilities	2,529,351	946,767	980,493		(1,952,817)	2,503,794

Equity:
Total Stockholders' Equity	1,688,355	396,226	575,101		(971,327)	1,688,355
Total Liabilities and Equity	$4,217,706	$1,342,993	$1,555,594		$(2,924,144)	$4,192,149

20.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$133,304	$1,061	$46,063	$	―	$180,428
Restricted cash	―	―	38,222		―	38,222
Trade, intercompany and other receivables	1,645,356	4,379	191,268		(1,821,998)	19,005
Inventories:
Owned	1,059,197	1,234,233	961,774		―	3,255,204
Not owned	17,360	28,520	39,273		―	85,153
Investments in unconsolidated joint ventures	(1,653)	497	51,267		―	50,111
Investments in subsidiaries	957,933	―	―		(957,933)	―
Deferred income taxes, net	283,890	―	―		(7,488)	276,402
Other assets	34,094	6,855	1,643		―	42,592
Total Homebuilding Assets	4,129,481	1,275,545	1,329,510		(2,787,419)	3,947,117
Financial Services:
Cash and equivalents	―	―	31,965		―	31,965
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	174,420		―	174,420
Mortgage loans held for investment, net	―	―	14,380		―	14,380
Other assets	―	―	6,980		(1,737)	5,243
Total Financial Services Assets	―	―	229,040		(1,737)	227,303
Total Assets	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$13,856	$16,202	$15,027	$	―	$45,085
Accrued liabilities and intercompany payables	206,731	868,922	783,324		(1,635,194)	223,783
Secured project debt, other notes payable and
intercompany loans	100,813	―	4,689		(100,813)	4,689
Senior notes payable	2,131,393	―	―		―	2,131,393
Total Homebuilding Liabilities	2,452,793	885,124	803,040		(1,736,007)	2,404,950
Financial Services:
Accounts payable and other liabilities	―	―	18,585		(15,216)	3,369
Mortgage credit facilities	―	―	169,413		(80,000)	89,413
Total Financial Services Liabilities	―	―	187,998		(95,216)	92,782
Total Liabilities	2,452,793	885,124	991,038		(1,831,223)	2,497,732

Equity:
Total Stockholders' Equity	1,676,688	390,421	567,512		(957,933)	1,676,688
Total Liabilities and Equity	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

20.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(26,142)	$(61,490)	$(6,439)	$	―	$(94,071)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(7,639)		―	(7,639)
Distributions of capital from unconsolidated joint ventures	―	―	5,732		―	5,732
Loan to parent and subsidiaries	―	―	10,000		(10,000)	―
Other investing activities	(1,080)	(697)	(4,200)		―	(5,977)
Net cash provided by (used in) investing activities	(1,080)	(697)	3,893		(10,000)	(7,884)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,019)		―	(1,019)
Borrowings from revolving credit facility	27,700	―	―		―	27,700
Principal payments on revolving credit facility	(12,700)	―	―		―	(12,700)
Principal payments on secured project debt and other notes payable	―	―	(311)		―	(311)
Loan from subsidiary	70,000	―	―		(70,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(77,876)		80,000	2,124
(Contributions to) distributions from Corporate and subsidiaries	9,973	―	(9,973)		―	―
Repurchase of common stock	(22,073)	―	―		―	(22,073)
Issuance of common stock under employee stock plans	(3,930)	―	―		―	(3,930)
Excess tax benefits from share-based payment arrangements	3,369	―	―		―	3,369
Intercompany advances, net	(131,144)	61,909	69,235		―	―
Net cash provided by (used in) financing activities	(58,805)	61,909	(19,944)		10,000	(6,840)

Net increase (decrease) in cash and equivalents	(86,027)	(278)	(22,490)		―	(108,795)
Cash and equivalents at beginning of period	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of period	$47,277	$783	$55,538	$	―	$103,598

	Three Months Ended March 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(36,848)	$(88,166)	$7,451	$	―	$(117,563)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	146	―	(2,933)		―	(2,787)
Distributions of capital from unconsolidated joint ventures	―	229	14,579		―	14,808
Loan to parent	―	―	(35,000)		35,000	―
Other investing activities	(284)	(387)	(1,064)		―	(1,735)
Net cash provided by (used in) investing activities	(138)	(158)	(24,418)		35,000	10,286

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(5,238)		―	(5,238)
Principal payments on secured project debt and other notes payable	―	―	(890)		―	(890)
Loan from subsidiary	35,000	―	―		(35,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(48,370)		―	(48,370)
(Contributions to) distributions from Corporate and subsidiaries	(4,400)	―	4,400		―	―
Issuance of common stock under employee stock plans	3,596	―	―		―	3,596
Intercompany advances, net	(138,450)	88,516	49,934		―	―
Net cash provided by (used in) financing activities	(104,254)	88,516	(164)		(35,000)	(50,902)

Net increase (decrease) in cash and equivalents	(141,240)	192	(17,131)		―	(158,179)
Cash and equivalents at beginning of period	175,289	494	187,508		―	363,291
Cash and equivalents at end of period	$34,049	$686	$170,377	$	―	$205,112

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$468,379	$446,918
Land sale revenues	1,899	13,281
Total revenues	470,278	460,199
Cost of home sales	(354,817)	(328,245)
Cost of land sales	(1,356)	(13,004)
Total cost of sales	(356,173)	(341,249)
Gross margin	114,105	118,950
Gross margin percentage	24.3%	25.8%
Selling, general and administrative expenses	(66,070)	(58,590)
Income (loss) from unconsolidated joint ventures	(451)	(437)
Other income (expense)	(296)	(13)
Homebuilding pretax income	47,288	59,910

Financial Services:
Revenues	4,919	4,984
Expenses	(4,101)	(3,440)
Other income	390	161
Financial services pretax income	1,208	1,705

Income before taxes	48,496	61,615
Provision for income taxes	(16,891)	(23,456)
Net income	31,605	38,159
Less: Net income allocated to preferred shareholder	(7,662)	(9,147)
Less: Net income allocated to unvested restricted stock	(67)	(59)
Net income available to common stockholders	$23,876	$28,953

Income Per Common Share:
Basic	$0.09	$0.10
Diluted	$0.08	$0.09

Weighted Average Common Shares Outstanding:
Basic	273,635,605	277,948,342
Diluted	310,391,822	315,894,969

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	87,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	398,204,608	403,707,755

Net cash provided by (used in) operating activities	$(94,071)	$(117,563)
Net cash provided by (used in) investing activities	$(7,884)	$10,286
Net cash provided by (used in) financing activities	$(6,840)	$(50,902)

Adjusted Homebuilding EBITDA (1)	$74,457	$89,008
__________________
(1)
Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiaries. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)    continued
The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,		LTM Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(94,071)	$(117,563)	$(338,905)	$(213,318)
Add:
Provision (benefit) for income taxes, net of deferred component	17	(166)	35,284	(15,592)
Homebuilding interest amortized to cost of sales and interest expense	22,638	24,983	120,767	118,876
Excess tax benefits from share-based payment arrangements	3,369	―	16,773	―
Less:
Income from financial services subsidiaries	1,208	1,544	8,538	9,940
Depreciation and amortization from financial services subsidiaries	37	33	142	126
Loss on disposal of property and equipment	19	1	29	3
Net changes in operating assets and liabilities:
Trade and other receivables	7,008	17,549	(5,764)	11,877
Mortgage loans held for sale	(75,724)	(51,938)	29,052	(49,255)
Inventories-owned	199,972	188,759	653,221	531,041
Inventories-not owned	5,878	8,165	30,740	46,544
Other assets	(76)	833	(10,215)	1,697
Accounts payable	(13,479)	(1,376)	(21,417)	(16,279)
Accrued liabilities	20,189	21,340	(35,374)	3,284
Adjusted Homebuilding EBITDA	$74,457	$89,008	$465,453	$408,806

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Overview

The Company's 2015 first quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  Demand was strong during the quarter, with net new orders up 20% over the prior year period, to 1,571 homes, on a 14% increase in our number of average active selling communities.  The dollar value of these orders was up 31%.  Our backlog at the end of the quarter stood at 2,310 homes, up 15% from the first quarter of 2014, with the dollar value of the backlog up 29%.

We delivered 972 homes during the quarter, generating home sale revenues of $468.4 million, up 5% from the prior year period, on an average selling price of $482 thousand, up 7% from the first quarter of 2014.  Net income for the 2015 first quarter was $31.6 million, or $0.08 per diluted share, as compared to $38.2 million, or $0.09 per diluted share, for the 2014 first quarter, and pretax income was $48.5 million, compared to $61.6 million.  The year over year decrease in pretax and net income was primarily the result of a decrease in our gross margin from home sales which, consistent with the Company's expectations, decreased 240 basis points from 26.6% for the 2014 first quarter to 24.2% for the 2015 first quarter.  The decrease in our gross margins was driven primarily by an increase in direct construction costs.

During the 2015 first quarter, we spent $160.1 million on land acquisition and development, acquiring approximately 971 homesites.  We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  We believe the strength of our land and product portfolio leaves us well positioned to take advantage of the housing recovery.

Homebuilding

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$185,621	$219,479	(15%)
Southwest	138,208	107,207	29%
Southeast	146,449	133,513	10%
Total homebuilding revenues	$470,278	$460,199	2%

Homebuilding pretax income:
California	$25,098	$38,553	(35%)
Southwest	11,797	10,058	17%
Southeast	10,393	11,299	(8%)
Total homebuilding pretax income	$47,288	$59,910	(21%)

Homebuilding pretax income as a percentage of homebuilding revenues:
California	13.5%	17.6%	(4.1%)
Southwest	8.5%	9.4%	(0.9%)
Southeast	7.1%	8.5%	(1.4%)
Total homebuilding pretax income percentage	10.1%	13.0%	(2.9%)

Homebuilding pretax income for the 2015 first quarter was $47.3 million compared to $59.9 million in the year earlier period.  This decrease was primarily the result of a 240 basis point decrease in gross margin from home sales and a 100 basis point increase in our SG&A rate from home sales, partially offset by a 5% increase in home sale revenues.  Homebuilding revenues within our California reportable segment decreased 15% for the 2015 first quarter compared to the prior year period primarily as a result of 14% decrease in new home deliveries.

Revenues

Home sale revenues increased 5%, from $446.9 million for the 2014 first quarter to $468.4 million for the 2015 first quarter, resulting from a 7% increase in our average home price to $482 thousand, partially offset by a 2% decrease in new home deliveries.

	Three Months Ended March 31,
	2015	2014	% Change
New homes delivered:
California	292	339	(14%)
Arizona	57	63	(10%)
Texas	198	149	33%
Colorado	40	53	(25%)
Total Southwest	295	265	11%
Florida	201	235	(14%)
Carolinas	184	156	18%
Total Southeast	385	391	(2%)
Total	972	995	(2%)

The decrease in new home deliveries for the 2015 first quarter was driven by decreases within California, Florida, Colorado and Arizona, primarily as a result of a 25%, 11%, 31% and 9% decrease in the number of homes in backlog at the beginning of the period within those states, respectively.  New home deliveries in Texas increased 33% for the 2015 first quarter as a result of a 62% increase in the number of homes in backlog at the beginning of the period and where our average active selling communities grew 34% compared to the prior year period.  New home deliveries in the Carolinas increased 18% for the 2015 first quarter as a result of an 8% increase in the number of homes in backlog at the beginning of the period compared to the prior year period.

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$634	$624	2%
Arizona	322	305	6%
Texas	494	415	19%
Colorado	552	484	14%
Total Southwest	469	403	16%
Florida	414	350	18%
Carolinas	337	298	13%
Total Southeast	377	329	15%
Total	$482	$449	7%

Our 2015 first quarter consolidated average selling price increased 7% to $482 thousand compared to $449 thousand for the prior year period.  The year over year increases in our consolidated average home price reflects general price increases within the majority of our markets and a shift to more move-up product.

Gross Margin

Our 2015 first quarter gross margin percentage from home sales decreased to 24.2% compared to 26.6% in the 2014 first quarter.  The year over year decrease in our gross margin percentage from home sales was primarily attributable to an increase in direct construction costs per home.

SG&A Expenses

Our 2015 first quarter SG&A expenses (including Corporate G&A) were $66.1 million compared to $58.6 million for the prior year period, up 100 basis points as a percentage of home sale revenues to 14.1%, compared to 13.1% for the 2014 first quarter.  The increase in our SG&A rate was primarily the result of higher sales and marketing costs associated with new community openings.

      Operating Data

	Three Months Ended March 31,
	2015	2014	% Change	% Absorption Change (1)
Net new orders (2):
California	526	473	11%	7%
Arizona	95	67	42%	20%
Texas	309	235	31%	(2%)
Colorado	83	53	57%	74%
Total Southwest	487	355	37%	11%
Florida	313	283	11%	(14%)
Carolinas	245	200	23%	36%
Total Southeast	558	483	16%	3%
Total	1,571	1,311	20%	5%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Average selling prices of net new orders:
California	$688	$646	7%
Arizona	346	305	13%
Texas	503	464	8%
Colorado	527	480	10%
Total Southwest	477	436	9%
Florida	469	395	19%
Carolinas	363	307	18%
Total Southeast	423	359	18%
Total	$528	$483	9%

	Three Months Ended March 31,
	2015	2014	% Change
Average number of selling communities during the period:
California	48	46	4%
Arizona	13	11	18%
Texas	47	35	34%
Colorado	9	10	(10%)
Total Southwest	69	56	23%
Florida	53	41	29%
Carolinas	28	31	(10%)
Total Southeast	81	72	13%
Total	198	174	14%

Net new orders for the 2015 first quarter increased 20%, to 1,571 homes, from the prior year period on a 14% increase in average active selling communities.  Our monthly sales absorption rate for the 2015 first quarter was 2.6 per community, compared to 2.5 per community for the 2014 first quarter and 1.8 per community for the 2014 fourth quarter.  The increase in sales absorption rate from the 2014 fourth quarter to the 2015 first quarter was above the seasonality we typically experience in our business.  Our cancellation rate for the 2015 first quarter was 11%, compared to 14% for the 2014 first quarter and 21% for the 2014 fourth quarter, and down significantly from the average historical cancellation rate of approximately 22% we have experienced over the last 10 years.

	At March 31,
	2015		2014		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	532	$408,967	530	$360,371	0%	13%
Arizona	134	48,814	109	38,032	23%	28%
Texas	582	306,326	376	184,452	55%	66%
Colorado	118	67,576	108	55,930	9%	21%
Total Southwest	834	422,716	593	278,414	41%	52%
Florida	563	320,119	552	248,543	2%	29%
Carolinas	381	141,470	341	114,057	12%	24%
Total Southeast	944	461,589	893	362,600	6%	27%
Total	2,310	$1,293,272	2,016	$1,001,385	15%	29%

The dollar value of our backlog as of March 31, 2015 increased 29% from the year earlier period to $1.3 billion, or 2,310 homes.  Our consolidated average home price in backlog of $560 thousand as of March 31, 2015 increased 13% compared to $497 thousand at March 31, 2014, reflecting the continued execution of our move-up homebuyer focused strategy and a favorable pricing environment in select markets.

	At March 31,
	2015	2014	% Change
Homesites owned and controlled:
California	9,880	9,545	4%
Arizona	2,041	2,302	(11%)
Texas	4,640	4,555	2%
Colorado	1,047	1,254	(17%)
Nevada	1,124	1,124	―
Total Southwest	8,852	9,235	(4%)
Florida	12,372	12,257	1%
Carolinas	4,079	4,678	(13%)
Total Southeast	16,451	16,935	(3%)
Total (including joint ventures)	35,183	35,715	(1%)

Homesites owned	29,184	28,743	2%
Homesites optioned or subject to contract	5,801	6,707	(14%)
Joint venture homesites (1)	198	265	(25%)
Total (including joint ventures)	35,183	35,715	(1%)

Homesites owned:
Raw lots	8,221	6,892	19%
Homesites under development	7,659	9,811	(22%)
Finished homesites	7,654	6,341	21%
Under construction or completed homes	3,428	3,198	7%
Held for sale	2,222	2,501	(11%)
Total	29,184	28,743	2%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of March 31, 2015 decreased 1% from the year earlier period and 1% from the 35,430 homesites owned and controlled as of December 31, 2014.  We purchased $78.5 million of land (971 homesites) during the 2015 first quarter, of which 31% (based on homesites) was located in California, 28% in Texas, 21% in the Carolinas, 19% in Florida and 1% in Colorado.  As of March 31, 2015, we owned or controlled 35,183 homesites, of which 24,771 were owned and actively selling or under development, 5,999 were controlled or under option, and the remaining 4,413 homesites were held for future development or for sale.

	At March 31,
	2015	2014	% Change
Homes under construction:
Homes under construction (excluding specs)	1,463	1,339	9%
Speculative homes under construction	854	906	(6%)
Total homes under construction	2,317	2,245	3%

Completed homes:
Completed and unsold homes (excluding models)	424	368	15%
Completed and under contract (excluding models)	338	295	15%
Model homes	349	290	20%
Total completed homes	1,111	953	17%

Homes under construction (excluding speculative homes) as of March 31, 2015 increased 9% compared to March 31, 2014, primarily the result of the 15% increase in homes in backlog.  Speculative homes under construction as of March 31, 2015 decreased 6% over the prior year period, but remain in line with our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2015 first quarter our mortgage financing subsidiary reported pretax income of approximately $0.8 million compared to $1.5 million in the year earlier period.  The decrease was driven primarily by lower margins on loan sales, partially offset by an 18% increase in the dollar volume of loans originated and sold and a $0.2 million decrease in loan loss reserve expense related to indemnification and repurchase reserves.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operation:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Total Originations:
Loans	603	587
Principal	$214,822	$184,961
Capture Rate	77%	76%

Loans Sold to Third Parties:
Loans	831	746
Principal	$282,689	$236,229

Mortgage Loan Origination Product Mix:
FHA loans	9%	10%
Other government loans (VA & USDA)	7%	9%
Total government loans	16%	19%
Conforming loans	79%	76%
Jumbo loans	5%	5%
	100%	100%
Loan Type:
Fixed	91%	93%
ARM	9%	7%
Credit Quality:
Avg. FICO score	751	751
Other Data:
Avg. combined LTV ratio	79%	82%
Full documentation loans	100%	100%

Income Taxes

Our 2015 first quarter provision for income taxes of $16.9 million primarily relates to our $48.5 million of pretax income.  As of March 31, 2015, we had a $275.1 million deferred tax asset which was offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $112.6 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $162.5 million balance of the deferred tax asset is not subject to such limitations.

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

For the three months ended March 31, 2015, we used $94.1 million of cash in operating activities versus $117.6 million in the year earlier period.  The decrease in cash used in operating activities during the

 2015 first quarter as compared to the prior year period was driven primarily by a $63.7 million decrease in cash land purchase and development costs and a 2% increase in homebuilding revenues, partially offset by a 3% increase in total homes under construction at March 31, 2015 compared to March 31, 2014.  As of March 31, 2015, our homebuilding cash balance was $120.2 million (including $39.2 million of restricted cash).

Revolving Credit Facility.  As of March 31, 2015, we were party to a $450 million unsecured revolving credit facility (the "Revolving Facility") which matures in July 2018.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased to a maximum amount of $750 million, subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2015	Covenant Requirements at March 31, 2015
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,688.0	≥	$999.0
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.24	≤	2.00
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.23	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$77.2	≥	$145.9
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.64	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$262.4	≤	$670.8
Actual/Permitted Borrowings under the Revolving Facility (7)	$15.0	≤	$450.0
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At March 31, 2015, we met the condition described in clause (ii).

(5)	Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of March 31, 2015, our availability under the Revolving Facility was $435 million.

Letter of Credit Facilities.  As of March 31, 2015, we were party to five committed letter of credit facilities totaling $58 million, of which $37.9 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  As of March 31, 2015, these facilities were secured by cash collateral deposits of $38.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of March 31, 2015, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

March 31, 2015
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
As of March 31, 2015, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at March 31, 2015	Covenant Requirements at March 31, 2015

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.44	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.47	≥	2.00

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

Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2015, only one joint venture had bank debt outstanding, which totaled $30 million.  This joint venture bank debt was non-recourse to us.

Secured Project Debt and Other Notes Payable.  At March 31, 2015, we had $4.4 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities.  At March 31, 2015, we had $91.5 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $125 million repurchase facility with one lender, maturing in May 2015, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.3 million as of March 31, 2015, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income

(loss) requirements.  As of March 31, 2015, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

Standard Pacific Mortgage is currently negotiating an extension for the $125 million repurchase facility which matures on May 11, 2015.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance obligations.  At March 31, 2015, we had approximately $524.6 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $330.0 million remaining in cost to complete.

Availability of Additional Liquidity.  Over the last several years we have focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  In the near term, so long as we are able to continue to find appropriately priced land opportunities, we plan to continue with this strategy.  To that end, we may utilize cash generated from our operating activities, our $450 million revolving credit facility (including through the exercise of the accordion feature which would allow the facility be increased up to $750 million, subject to the availability of additional capital commitments and certain other conditions) and the debt and equity capital markets to finance these activities.

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

Dividends.  We did not pay dividends during the three months ended March 31, 2015.

Stock Repurchases.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan.  During the three months ended March 31, 2015, we repurchased 3,226,691 shares of our common stock in open market transactions under the plan at prices ranging from $6.69 to $6.99.  As of March 31, 2015, we had remaining authorization to repurchase $41.3 million of our common stock.

Leverage.  Our homebuilding debt to total book capitalization as of March 31, 2015 was 56.0% and our adjusted net homebuilding debt to adjusted total book capitalization was 54.6%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended March 31, 2015 and 2014 was 4.6x and 4.5x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.4x and 4.0x, respectively (please see page 24 for the reconciliation of net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2015, we had non-refundable cash deposits outstanding of approximately $38.7 million and capitalized pre-acquisition and other development and construction costs of approximately $6.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $382.9 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2015, we held membership interests in 21 homebuilding and land development joint ventures, of which seven were active and 14 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2015.  At March 31, 2015, we had $0.1 million of joint venture surety bonds outstanding subject to indemnity arrangements by us related to one project which was substantially complete as of such date.

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

There have been no significant changes to our critical accounting policies from those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2015.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of March 31, 2015, Standard Pacific Mortgage had approximately $99.0 million in closed mortgage loans held for sale and $94.5 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

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

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	the market value and availability of land;
•	our dependence on the California market;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;
•	adverse economic developments that negatively impact the demand for homes;
•	high cancellation rates;
•	the risk of our longer term acquisition strategy;
•	the cost and availability of labor and materials;
•	our ability to obtain suitable bonding for development of our communities;
•	adverse weather conditions and natural disasters;
•	drought conditions in California;
•	litigation and warranty claims;
•	the inherent danger of our building sites;
•	our reliance on subcontractors and their ability to construct our homes;
•	risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market;
•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;

•	the adverse effects of negative media publicity;
•	government regulation, including environmental, building, climate change, worker health, safety, mortgage lending, title insurance, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of "slow growth", "no growth" and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
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
•
the provisions of our charter, bylaws, stockholders' rights agreements and debt covenants that could prevent a third party from acquiring us or limit the price investors might be willing to pay for shares of our common stock; and

•	other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A.              RISK FACTORS

Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  For a detailed description of risk factors, refer to Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2014.

Drought conditions in California may disrupt, delay or halt construction projects in California.

The State of California is experiencing an extreme drought.  As a result, on April 1, 2015, Governor Brown issued an executive order directing the State Water Resources Control Board to impose restrictions on water agencies to cause them to achieve a 25% reduction in potable residential water usage through February 28, 2016.  The State Water Resources Control Board issued a draft Drought Emergency Water Conservation Program on April 20, 2015 that establishes water savings targets of 8-36% for each local water supplier.  The water conservation program largely permits local water districts to decide on how to achieve required water savings.  As a result, implementation of the water conservation program will be different in each locality.  While local implementation plans continue to evolve and the current impact of implementation on new home construction is uncertain, the potential exists that some jurisdictions may slow or even stop issuing permits for new water meters.  In such cases, our projects could be delayed or halted, adversely impacting our profitability and financial condition.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, we repurchased the following shares under our repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs (1)	Programs (1)
January 1, 2015 to January 31, 2015	2,827,091	$6.80	2,827,091	$44,095,301
February 1, 2015 to February 28, 2015	399,600	$6.97	399,600	$41,311,731
March 1, 2015 to March 31, 2015	―	―	―	$41,311,731
Total	3,226,691		3,226,691
__________________
(1)
On October 28, 2014, we announced that our Board of Directors authorized the repurchase of up to $100 million of our common stock. The stock repurchase plan authorized by the Board of Directors has no stated expiration date.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                   OTHER INFORMATION

Not applicable.

ITEM 6.                   EXHIBITS

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC
(Registrant)
Dated: May 1, 2015	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2015	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)